Form 10-K
period 1993-12-31
FIRST FINANCIAL CARIBBEAN CORP
filed 1994-03-31
CIK 840889

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   X           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
 -----
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
 -----        THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-17224


                     FIRST FINANCIAL CARIBBEAN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Puerto Rico                                         66-0312162
  (State or other jurisdiction of                          (I.R.S. employer
  incorporation or organization)                           identification no.)

    1159 Franklin D. Roosevelt Avenue
         San Juan, Puerto Rico                                   00920
(Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including are code:  (809) 749-7100.

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE. SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, $1 PAR VALUE
           10- 1/2% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No    .
                                               ---       ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
         $75,302,665 approximately, based on the last sale price of $16 3/8 per share on the NASDAQ National Market System on March 14, 1994.
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
         Common Stock:  6,923,248 shares as of March 14, 1994.    (continued)

                      DOCUMENTS INCORPORATED BY REFERENCE



             PART III

             Item 10        Directors and Executive Officers of the       Information in response to this  Item is
                            Registrant.                                   incorporated into this Annual Report on
                                                                          Form 10-K by reference to the section entitled
                                                                          "Election of Directors and Related Matters" in
                                                                          the Company's definitive Proxy Statement for
                                                                          use in connection with its 1994 Annual Meeting
                                                                          of stockholders (the "Proxy Statement").

             Item 11        Executive Compensation.                       Information in response to this Item is
                                                                          incorporated into this Annual Report on
                                                                          Form 10-K by reference to the section entitled
                                                                          "Executive Compensation" in the Company's
                                                                          Proxy Statement.

             Item 12        Security Ownership of Certain Beneficial      Information in response to this Item is
                            Owners and Management.                        incorporated into this Annual Report on
                                                                          Form 10-K by reference to the section entitled
                                                                          "Security Ownership of Management and
                                                                          Principal Holders" in the Company's Proxy
                                                                          Statement.

             Item 13        Certain Relationships and Related             Information in response to this Item is
                            Transactions.                                 incorporated into this Annual Report on
                                                                          Form 10-K by reference to the section entitled
                                                                          "Election of Directors and Related Matters" in
                                                                          the Company's Proxy Statement.

                                                         --------------------

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                        1993 ANNUAL REPORT ON FORM 10-K



                              TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .  23


PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . .  23
         Item 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  .  26
         Item 8. Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .  35
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . .  35


PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .  35
         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .  36
         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .  36


PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . .  36

                                     PART I

ITEM 1.  BUSINESS

GENERAL.

         First Financial Caribbean Corporation ("FFCC" or the "Company"), together with its wholly-owned subsidiaries, including Doral Mortgage Corporation ("Doral"), its principal subsidiary, is primarily engaged in a wide range of mortgage banking activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the issuance and sale of various mortgage-backed securities, the holding and financing of mortgage loans and mortgage-backed securities for sale or investment and, from time to time, the purchase and sale of servicing rights associated with such mortgage loans (the "Mortgage Banking Business"). Substantially all of FFCC's income is from its Mortgage Banking Business which, until the opening of a branch in Florida in March 1992, was exclusively conducted in Puerto Rico. On September 10, 1993, the Company acquired Doral Federal Savings Bank ("Doral Federal"), a federal savings and loan association which operates through two branches in Puerto Rico. A subsidiary of the Company also acts as agent to residents of Puerto Rico in the sale of houses located in the State of Florida. References herein to the "Company" or "FFCC" shall be deemed to refer to the Company and its consolidated subsidiaries, unless the context requires otherwise.

         The Company, a mortgagee approved by the United States Department of Housing and Urban Development ("HUD"), has been engaged in the Mortgage Banking Business since its incorporation in Puerto Rico in 1972. The Company's Mortgage Banking Business is principally conducted through two operating units:
Doral and HF Mortgage Bankers Division ("HF"), a division of the Company. During the first quarter of 1994, the Company activated another mortgage banking subsidiary, Centro Hipotecario de Puerto Rico, Inc., to serve primarily real estate brokers and corporate employees. The Company acquired Doral and RSC Corp. ("RSC") from Culbro Corporation ("Culbro") in September 1988 for $6 million in cash. FFCC was a wholly-owned subsidiary of Culbro from December 1976 until December 1988 when all then outstanding shares of FFCC's common stock held by Culbro were distributed to Culbro shareholders. Prior to 1976, FFCC was owned by Salomon Levis and David Levis. FFCC's principal executive office is located at 1159 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico 00920, and its telephone number is (809) 749-7100.

         The business and profitability of FFCC depend, to a large degree, on its ability to sell mortgage loans to investors in the secondary mortgage market at prices that are higher than the prices at which FFCC originates or purchases such loans. The growth of the secondary mortgage market is attributable in large part to programs maintained by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). In addition, part of the Company's business is dependent upon the continuation of various programs administered by the Federal Housing Administration ("FHA") for HUD, which insures mortgage loans, and the Veterans Administration ("VA"), which partially guarantees mortgage loans. Although the Company is not aware of any proposed discontinuation of, or significant reduction in, the various programs administered by FNMA, FHLMC, GNMA, FHA or VA, any such discontinuation or reduction in the operation of such programs could have a material adverse effect on the Company's operations. See "Mortgage Banking Business - Sale of Loans; Issuance of Mortgage Backed Securities."

         The Company is subject to the rules and regulations of, and supervision by, several Federal and Puerto Rico entities, including, FNMA, FHLMC, GNMA, FHA, VA, HUD, the Commissioner of Financial

Institutions of Puerto Rico (the "Commissioner") and the Department of the Treasury of Puerto Rico ("Puerto Rico Treasury"), with respect to, among other things, licensing requirements, establishment of maximum interest rates, required disclosure to customers and the originating, processing, underwriting, selling and securitizing of mortgage loans. See "Regulation" herein.

         The Company's operations are significantly affected by Federal and Puerto Rico laws and regulations designed to promote economic development in Puerto Rico, particularly the various Puerto Rico Industrial Incentives Acts (the "Industrial Incentives Acts") and Section 936 ("Section 936") of the United States Internal Revenue Code of 1986, as amended (the "Code"). For a discussion of these matters, see "Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment."

         The Company's principal revenues from mortgage banking business are loan servicing fees, loan origination fees, interest on mortgage loans and various mortgage-backed securities held prior to sale, gains from the sale of mortgage loans and various mortgage-backed securities, sales of servicing rights and other income (primarily sales of real estate owned). The Company is an approved seller/servicer for FHLMC and FNMA, an approved issuer for GNMA and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. In addition, FFCC is qualified to originate FHA insured and VA guaranteed mortgage loans. The Company is the largest mortgage banking institution in Puerto Rico in terms of the volume of origination of first mortgage loans on single-family residences.

         To enter a new market and thereby expand its source of mortgage loan originations and its servicing portfolio, Doral opened a branch in Royal Oak Village Mall in the Orlando, Florida, metropolitan area in March 1992. This office represents the first branch office opened by the Company outside of Puerto Rico. The office is staffed by five employees and originates residential mortgage loans. The Orlando office originated approximately $24 million in mortgage loans during the year ended December 31, 1993. In February 1994, Doral opened its second office in the State of Florida in the City of Miami. FFCC's operations in the state of Florida are subject to supervision by the Florida Department of Banking and Finance.

         The following table sets forth the components of FFCC's revenues and the percentage contribution of each component for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                          1993                  1992                  1991
                                                     -------------     ----------------------    --------------
                                                                       (DOLLARS IN THOUSANDS)
    Revenues:
       Mortgage loan sales and fees . . . . . . . .  $35,230    50%         $24,560   49%         $15,693   40%
       Servicing income . . . . . . . . . . . . . .    8,627    12%           7,163   14%           5,498   14%
       Interest income  . . . . . . . . . . . . . .   23,775    34%          16,983   34%          17,331   44%
       Gain on sale of servicing rights . . . . . .    2,378     4%             935    2%             764    2%
       Rental and other income  . . . . . . . . . .      218    (1)             163   (1)             144   (1)
                                                     -------  -----         -------  ----         -------  ----

            Total(2)                                 $70,228   100%         $49,804  100%         $39,430  100%
- ----------------                                     =======   ====         =======  ====         =======  ====

(1)Represents less than one percent of revenues.
(2)Sums of the columns may not add up to the totals due to rounding.


MORTGAGE BANKING BUSINESS

         ORIGINATION AND PURCHASE OF MORTGAGES. FFCC has the most extensive system of branch offices for originating mortgages loans of any mortgage banking institution in Puerto Rico. HF operates two branches in the San Juan Metropolitan area. Doral operates 15 branches in Puerto Rico located in Arecibo, Bayamon (2 branches), Caguas, Carolina, Cayey, Fajardo, Guayama, Hato Rey (2 branches), Humacao, Mayaguez, Ponce, Rio Piedras and Vega Baja. Centro Hipotecario operates an additional branch in the San Juan metropolitan area.

         FFCC originates both (a) conventional mortgages on single-family residences, which generally (i) are insured by private mortgage insurers or
(ii) do not exceed 80% of the appraised value of the mortgaged property, and
(b) mortgages on single-family residences, guaranteed by the VA ("VA loans") or insured by HUD ("FHA loans"). VA loans and FHA loans qualify for inclusion in the mortgage-backed securities program sponsored by GNMA. A majority of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC. The Company also originates construction loans for owner-occupied single family residences and other real estate developments and mortgage loans on commercial properties. Construction loans and mortgage loans on commercial properties constituted less than 1% of the total dollar volume of loans originated by the Company during the year ended December 31, 1993.

         While the Company makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all the loans are fixed rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans was approximately $64,000 and $71,000, respectively, for the year ended December 31, 1993.

         Although the Company continues to offer second mortgages, this product has been deemphasized recently due to decreased demand for the product. The decreased demand is due in part to the tendency of consumers to refinance their first mortgages during periods of prevailing low interest rates. During 1993, second mortgages constituted less than 2% of the total loans originated by the Company. The maximum loan-to-appraised value ratio on second mortgages permitted by the Company is 80% (including the amount of any first mortgage).

         Loan origination activities performed by FFCC include soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, FFCC issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

         FFCC purchases FHA loans and VA loans from Doral and other mortgage banks for resale to institutional investors in the form of GNMA securities.
The Company's strategy is to increase its servicing portfolio through internal originations through its branch network rather than purchasing loans from third parties. The Company purchased only $1.0 million in loans from third parties during the year ended December 31, 1993 as compared to $29 million, $48 million, $117 million and $185 million for the years ended December 31, 1992, 1991, 1990 and 1989, respectively.

         In recent years, the Company has placed greater emphasis on the origination of conventional conforming first mortgage loans which have a larger loan size than loans qualifying under the FHA and VA programs. The maximum loan size for FHA loans and VA loans has not increased proportionally with the increase in real estate values in Puerto Rico. The Company's continued emphasis on origination of conventional conforming first mortgage loans is dependent on market conditions, the relative return available on the origination and sale of different types of mortgage loans and maximum loan amounts for the various types of loans.

         The following table sets forth the number and dollar amount of the Company's mortgage loan production for the periods indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                      1993           1992              1991              1990             1989
                                  ------------   ------------      ------------      ------------     ------------
                                               (Dollars in thousands, except average loan balances)
   FHA/VA LOANS:

      Number of Loans  . . .             8,364           3,224            2,182             2,419            2,484
      Volume of Loans  . . .        $  532,654        $207,239         $132,005          $139,720         $140,247
      Percent of Total Volume               37%             30%              37%               43%              51%

   CONVENTIONAL AND OTHER
   LOANS:(1)
      Number of Loans  . . .            12,658           7,637            4,856             5,296            3,619
      Volume of Loans  . . .        $  899,794        $486,484         $228,411          $181,681         $137,328
      Percent of Total Volume               63%             70%              63%               57%              49%

   TOTAL LOANS:
      Number of Loans  . . .            21,022          10,861            7,038             7,715            6,103
      Volume of Loans  . . .        $1,432,448        $693,723         $360,416          $321,401         $277,575
   AVERAGE INITIAL LOAN
   BALANCE:

      FHA/VA Loans . . . . .        $   63,700        $ 64,300         $ 60,500          $ 57,800         $ 56,500
      Conventional and other            71,100        $ 63,700         $ 47,000          $ 34,300         $ 37,900
         Loans(1)  . . . . .
   REFINANCINGS(2) . . . . .                78%             67%              67%               60%              60%

           ________________

   (1) Includes second mortgage loans and non-conforming loans (conventional loans that do not qualify for inclusion in the guarantee programs sponsored by FNMA or FHLMC) which generally have lower average initial loan sizes than conforming first mortgage loans.

   (2) As a percentage of the total dollar volume of loans originated.

         Unlike many mortgage banking institutions in the United States, a high proportion of the Company's total mortgage loans has consistently been comprised of refinancing loans. For the years ended December 31, 1993, 1992 and 1991, refinancing activity represented approximately 78%, 67% and 67%, respectively, of the Company's total dollar volume of mortgage loans originated. The increase from 1992 to 1993 was principally due to the Company's greater market share in refinancings coupled with a decline in average mortgage interest rates which has stimulated demand for refinancing of existing mortgage loans. A significant future increase in mortgage interest rates in Puerto Rico could adversely affect the Company's business if it resulted in a significant decrease in refinancing of first mortgage loans.

         For the years ended December 31, 1993, 1992 and 1991, non-conforming conventional loans represented approximately 15%, 19% and 24%, respectively, of the Company's total volume of mortgage loans originated.

         SERVICING. When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. FFCC receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining principal amount of the loans serviced plus any late charges. In general, FFCC's servicing agreements are terminable by the investor for cause. Substantially all of FFCC's mortgage servicing portfolio is composed of mortgages secured by real estate in Puerto Rico. At December 31, 1993, approximately $30 million of the Company's mortgage servicing portfolio related to mortgages originated outside Puerto Rico (all of which were originated in Florida).

         The following table sets forth certain information regarding the total loan servicing portfolio of FFCC for the periods indicated:

                                                                     Year ended December 31,
                                     --------------------------------------------------------------------------------
                                        1993              1992               1991              1990            1989
                                     ------------       ----------         ---------         ---------      ---------
                                                                     (Dollars in thousands)
   COMPOSITION OF SERVICING
     PORTFOLIO AT PERIOD END:
     FHA and VA Mortgage
      Loans  . . . . . . . . .       $  955,624         $  851,853        $  858,261        $  813,123       $643,423
     Conventional Mortgage
      Loans    . . . . . . . .        1,420,031            885,571           554,745           379,944        187,464
                                     ----------         ----------        ----------        ----------       --------
   Total Servicing Portfolio         $2,375,655         $1,737,424        $1,413,006        $1,193,067       $830,887
                                     ==========         ==========        ==========        ==========       ========

   BEGINNING SERVICING
     PORTFOLIO   . . . . . . .       $1,737,424         $1,413,006        $1,193,067          $830,887       $830,449
   ADD:
     Loans Funded and
      Purchased(1)   . . . . .        1,433,448            693,723           386,695           411,595        235,947
   LESS:
     Servicing Sales
      Transferred    . . . . .          198,700             53,400            51,460            ---           166,000
     Run-off(2)  . . . . . . .          596,517            315,905           115,296            49,415         69,509
                                     ----------         ----------        ----------        ----------       --------
   ENDING SERVICING PORTFOLIO        $2,375,655         $1,737,424        $1,413,006        $1,193,067       $830,887
                                     ==========         ==========        ==========        ==========       ========

   SELECTED DATA REGARDING
     MORTGAGE LOANS SERVICED:
     Number of Loans   . . . .           48,272             39,562            34,897            31,199         23,801
     Weighted Average Interest
      Rate   . . . . . . . . .             8.15%              9.09%            10.06%            10.53%         11.00%
     Weighted Average Maturity
      (months)   . . . . . . .              226                204               224               228            234
     Weighted Average Servicing
      Fee Rate   . . . . . . .            .4195              .4040             .4242             .4396          .4410

                                                                       Year ended December 31,
                                        ---------------------------------------------------------------------------------
                                           1993                1992              1991              1990             1989
                                        ---------            --------         ---------         --------          -------
                                                                       (Dollars in thousands)
   DELINQUENT MORTGAGE LOANS
     AND PENDING FORECLOSURES
     AT PERIOD END:(3)
     60-89 days past due   . . .          1.49%               1.39%             2.01%             2.36%            2.29%
     90 days or more past due  .          1.62%               1.55%             2.26%             3.54%            2.51%
                                          -----               -----             -----             -----            -----
     Total delinquencies   . . .          3.11%               2.94%             4.27%             5.90%            4.80%
                                          =====               =====             =====             =====            =====
     Foreclosures Pending  . . .          1.21%               1.44%             1.47%             1.10%            2.69%

        ____________________
          (1) Loans funded and purchased represent that portion of loans originated or purchased with respect to which the servicing
               rights were  retained by the Company.   In 1991, there is  also
               included $49.2 million of servicing rights acquired from a financial institution.
          (2) Run-off refers to regular amortization of loans, prepayments and foreclosures.
          (3)  Expressed as a percentage of the total number of loans serviced.

     The amount of principal prepayments on mortgage loans serviced by the Company was $537 million, $242 million and $66 million for the years ended December 31, 1993, 1992 and 1991, respectively. This represented approximately 26%, 15.4% and 5.3% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid were $54,600, $44,500 and $37,801, respectively. The primary means used by the Company to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed the Company to continue to increase the size of its servicing portfolio even in times of high prepayments.

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During 1993, the monthly average amount of funds advanced by FFCC under such servicing agreements was $2.2 million. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within two weeks. FFCC sells certain mortgage loans to FNMA and FHLMC with recourse, which means that FFCC, as servicer, is responsible for the outstanding amount of the loan, for advancing defaulted payments on the loan and repurchasing the properties on all foreclosed mortgages. For the years ended December 31, 1993 and 1992, only $23.1 million and $28.5 million, or approximately 2.7% and 5.5%, respectively, of all FHMLC and FNMA conforming loans serviced by FFCC were represented by mortgages sold with recourse. In November of 1993, the Company entered into a commitment to deliver by May 15, 1994 approximately $100 million of mortgage loans to FHLMC on a recourse basis. "See" Sale of Loans; Issuance of Mortgage Backed Securities" herein.

     The Company has also traditionally sold most of its non-conforming loans to local financial institutions with recourse to the Company. The amount of such recourse obligations as of December 31, 1993 and 1992, was $141 million and $215 million, respectively. In 1993, the Company continued to reduce sales of its non-conforming loans with recourse by pooling such loans into private label mortgage-backed securities for sale in the Puerto Rican market through broker-dealers. See "Sale of Loans; Issuance of Mortgage-Backed Securities" below. In connection with the sale of such mortgage-backed securities the Company has entered into servicing arrangements that require the Company to advance funds under conditions similar to those that apply to servicers under the FNMA and FHLMC programs.

     FFCC's servicing rights, although not reflected as an asset on FFCC's financial statements (except for purchased servicing rights), provide a significant continuing source of income for FFCC. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, and any recourse provisions. In the years ended December 31, 1993, 1992 and 1991, FFCC sold servicing rights on $198.7 million, $53.4 million and $51.5 million, respectively, of mortgages. FFCC may from time to time sell additional portions of its servicing portfolio.

     The mortgage loan delinquency rate in Puerto Rico is generally higher than in the mainland United States. At December 31, 1993 and 1992, 3.11% and 2.94%, respectively, of the number of loans in FFCC's servicing portfolio were 60 or more days past due and, in addition, 1.21% and 1.44%, respectively, were in foreclosure. During the years ended December 31, 1993 and 1992, the percentage of loans in FFCC's servicing portfolio which were over 60 days past due but not in foreclosure at month end varied from 3.11% to 3.71%, and 2.12% to 4.28%, respectively. For the year ended December 31, 1993, the percentage of the number of serviced loans in foreclosure ranged from 1.19% to 3.37%. The percentage of the number of serviced loans in foreclosure during 1992 ranged from 1.06% to 1.77%. During 1991, the percentage of loans in FFCC's portfolio which were 60 days or more past due at month end varied from 4.27% to 5.43% and the percentage of the number of such loans in foreclosure varied from 1.13% to 1.83%.

     HRU, Inc. provides mailing and electronic data processing services for FFCC's mortgage servicing and earns fees from FFCC based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $617,000, $410,000 and $348,000 for the years ended December 31, 1993, 1992 and 1991, respectively. FFCC owns a 25% interest in HRU, Inc.

     FORECLOSURE EXPERIENCE AND REAL ESTATE OWNED. While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. As of December 31, 1993 and 1992, FFCC held real estate owned as a result of foreclosures ("REO") with a book value of approximately $2.9 million and $3.6 million, respectively. As of December 31, 1993 and 1992, an additional amount of REO consisting of approximately $74,000 and $108,000 was rented under a United States government subsidy program. Sales of REO resulted in net losses to FFCC of approximately $1.05 million for the year ended December 31, 1993 and $439,150 for the year ended December 31, 1992. There is no liquid secondary market for the sale of the Company's REO.

     With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA against foreclosure loss while the VA guarantee is subject to a limitation of the lesser of 25% of the loan or $46,000. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1993, FFCC, however, incurs about $2,200 per loan foreclosed in interest and legal charges during the time between payment by FFCC and FHA or VA reimbursement. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recouped. Of the total number of loans serviced by the Company at December 31, 1993 and 1992, 3.11% and 2.94%, respectively, were delinquent and 1.21% and 1.44%, respectively were in foreclosure. (See the delinquency of mortgage loans serviced in the table above.)

     Any significant adverse economic developments in Puerto Rico, FFCC's primary service area, could result in an increase in defaults or delinquencies on mortgage loans that are serviced by FFCC or held by FFCC pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans. See "Amendments to Section 936."

     In December 1990, the Company sold REO consisting of 89 residential properties containing 104 housing units with a cost of approximately $4.7 million including previously incurred rehabilitation costs and construction interest to a Puerto Rico partnership (the "Partnership") formed under a private syndication. The general partner of the Partnership was a corporation that was unrelated to the Company or its officers or directors. Several members of senior management of the Company, invested as limited partners.
The Company also invested approximately $135,000 in the Partnership, and owns a 15% interest in the Partnership which is included at cost in "Other Assets" in the Company's Balance Sheet. The REO was sold to the Partnership for $4.7 million which was based on an estimate of the market value of the REO as reflected in an independent appraisal report. The appraisal took into consideration the cost of the improvements to be made which were reflected in the sales price to the Partnership. The Company believes that the sales price of the REO was comparable to that which the Company could have obtained in arm's length transactions with unaffiliated parties. Approximately $600,000 of the purchase price was paid in cash at the closing of the sale of the REO and the remainder was evidenced by promissory notes (the "Notes") of the Partnership issued to the Company in the amount of approximately $4.1 million.

     The Notes bear interest payable on the first day of each month at the prime rate of Citibank, N.A. (with a maximum and minimum rate of 13.5% and 9%, respectively) and mature on April 1, 2006. During December 1990, February 1991 and March 1992, the Company sold a total of $2.8 million principal amount of the Notes to a local financial institution with recourse.

     On July 31, 1992, pursuant to a mutual agreement between the Company and the general partner, due to what the Company believed was unsatisfactory performance, the general partner withdrew from the Partnership and a new non-profit corporation became the general partner. The Board of Directors of the new non-profit corporation is composed of three members of FFCC's senior management. In connection with such withdrawal, the Company agreed to indemnify the original general partner from certain liabilities incurred during the period it acted as general partner. The Partnership intends to sell or lease the REO and the Company believes that the change in the general partner together with existing market conditions should facilitate such process and that the matters set forth above will not result in any material adverse affect on the financial condition of the Company.

     As of December 31, 1993, the principal balance of the Notes held by the Company was approximately $400,000. At December 31, 1993, the Partnership owed the Company $483,000 in past due interest. In addition, the Company holds $54,685 of the Partnership's funds as security. As of December 31, 1993, the Company also had accounts receivable due from the Partnership of approximately $550,000, corresponding primarily to repairs and improvements made to the rental properties that were funded by the Company.

     SALE OF LOANS; ISSUANCE OF MORTGAGE-BACKED SECURITIES. FFCC, as do most mortgage bankers, customarily sells most of the loans that it originates. FFCC issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans or VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers in Puerto Rico. During the year ended December 31, 1993, FFCC issued approximately $485 million in GNMA-guaranteed mortgage-backed securities.

     Most GNMA-guaranteed mortgage-backed securities sold by FFCC are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several maturity dates of the notes included in an issue, each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. Such pools are composed solely of FHA loans or VA loans originated in Puerto Rico. GNMA serial notes are sold to investment banks in packages consisting of notes of different yields and maturities, which range from 1 to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages.
The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are offered to the public through securities broker-dealers. During the year ended December 31, 1993, FFCC issued GNMA serial notes totalling approximately $200 million.

     With respect to loans securitized through GNMA programs, the Company is insured against foreclosure loss by HUD with respect to FHA loans or partially guaranteed against foreclosure loss by the VA (at present, generally 25% of the loan, up to a maximum amount of $46,000, depending upon the amount of the loan with respect to VA loans). According to the applicable VA guidelines, the maximum amount of a VA loan originated in Puerto Rico is presently $184,000. According to applicable FHA guidelines, the maximum amount of a FHA loan ranges from $67,500 to $121,600 depending on the municipality where the mortgaged property is located.

     Conventional conforming mortgage loans originated or purchased by FFCC are generally grouped into pools of $1 million or more in aggregate principal balance and sold to FNMA or FHLMC in exchange for FNMA- or FHLMC-issued mortgage-backed securities which FFCC sells to securities broker-dealers. The issuance of mortgage-backed securities provides FFCC with flexibility in selling the mortgages which it originates or purchases and also provides income by increasing the value and marketability of the loans.

     In addition to the issuance and sale of GNMA, FNMA and FHLMC certificates, the Company also sells to institutional investors conventional loans that do not conform to FNMA or FHLMC requirements. In the past, the Company often sold such non-conforming loans to financial institutions with recourse to the Company. In 1993, the Company continued to implement the strategic decision made during 1992 to reduce the sale of such non-conforming loans with recourse and instead pool such loans into so-called "private label" mortgage-backed securities that can be sold in the local market through broker-dealers without recourse to the Company. Each issue of mortgage-backed securities normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates then due. Some form of credit enhancement such as an insurance policy or letter of credit will generally be used to increase the credit rating of the senior certificates and thereby improve their marketability. During the year ended December 31, 1993, the Company completed sales of approximately $115 million aggregate principal amount of mortgage-backed securities in similar transactions, of which $106 million consisted of senior certificates insured by Financial Security Assurance, Inc. ("FSA"). Subject to market conditions, the

Company contemplates entering into similar transactions in the future. As part of its arrangement with FSA, the Company has agreed to retain and pledge to FSA the residual certificates issued by the respective trusts.

     While the Company normally sells mortgage loans on a non-recourse basis, it also engages in the sale of mortgage loans on a recourse basis. At December 31, 1993, the Company had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $164 million, as compared to $244 million as of December 31, 1992. Of these recourse loans, approximately $23 million in principal amount consisted of loans sold to FNMA and FHLMC, and approximately $141 million principal amount consisted of non-conforming loans sold to other private investors. In November 1993, the Company entered into a commitment to sell $100 million of mortgage loans on a recourse basis to FHLMC by May 15, 1994. The Company will attempt to obtain future FHLMC commitments on a non-recourse basis. The Company estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. Normally, the fair value of any retained recourse is immaterial because the Company is able to resell repurchased loans for at least their carrying costs. Accordingly, to date, the Company has not deemed it necessary to establish reserves for possible losses related to recourse obligations.

     In addition to the sale of the "private label" mortgage-backed securities referred to above, the Company has, from time to time, sold mortgage-backed securities in bulk to local broker-dealers or financial institutions. These mortgage-backed securities are normally converted into collateralized mortgage obligations by the purchasers and sold in the local market.

     INTEREST RATE MANAGEMENT. The sale of mortgage loans and mortgage-backed securities can generate a gain or a loss. Cash losses on sales of loans occur when FFCC sells loans at a discount from their book value. A loss from the sale of loans may occur if interest rates rise between the time FFCC fixes the interest rates charged to the borrowers on the loans and the time the loans are sold to investors.

        FFCC manages this interest rate risk through the use of forward commitments and other hedging techniques. In the case of FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities and GNMA certificates, the Company often seeks to obtain commitments from third parties for the purchase of loans or mortgage-backed securities at the time it fixes the interest rates for the loans. At December 31, 1993, the amount of such forward commitments was $175 million or approximately 43% of the total mortgage loans and mortgage-backed securities held for sale as of such date. The Company normally holds GNMA certificates for longer periods prior to sale to investors in order to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. The Company has in place long-term reverse repurchase agreements secured by GNMA certificates with a principal amount of approximately $42 million. The Company does not obtain forward commitments for such GNMA certificates because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute GNMA certificates subject to the repurchase agreements with similar GNMA certificates at any time. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of interest paid on these securities under Puerto Rico law. In the case of FNMA and FHLMC conforming loans and mortgage-backed securities the Company also seeks to protect itself from interest rate risk by purchasing options on eurodollar certificates of deposit, futures contracts and, to a lesser extent, options on treasury bond futures contracts. Contracts designated as trading hedges are marked-to-market on a monthly basis with the resulting gains and losses charged to operations. Changes in the market value of futures contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the book value of the asset or liability being hedged. The level of investment in such options is increased or decreased as interest rates change and may reach significant levels relative to the Company's current liabilities. As of December 31, 1993, FFCC had hedged a portion of its short-term liabilities through this strategy. In the future, FFCC may utilize alternative hedging techniques including futures, options or other synthetically created hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. For the years ended December 31, 1993, 1992 and 1991, FFCC experienced losses of approximately $1,367,000, $1,376,000 and $999,000, respectively, from its hedging activities. Losses on hedging activities are generally indicative of higher profits realized on the sale of mortgage loans and mortgage-backed securities.

     MARKET INTEREST RATES AND NET INTEREST INCOME. A greater proportion of the Company's net income has generally been composed of net interest income than is typical of mortgage banking institutions in the mainland United States. This is primarily due to the fact that the Company traditionally has held mortgage loans and mortgage-backed securities, particularly GNMA certificates, for longer periods prior to sale than is typical for mortgage banking institutions in the mainland United States. For the years ended December 31, 1993 and 1992, the Company held mortgage loans for an average period of 98 and 118 days, respectively, as compared to 185 days for 1991. The decrease in the average period mortgage loans were held prior to sale during the year ended December 31, 1993 as compared to the prior year was primarily due to favorable market conditions that allowed the Company to increase its sale of mortgage-backed securities, the continued pooling and selling of non-conforming loans as mortgage backed securities and a shift in emphasis from origination of FHA and VA loans to FHLMC and FNMA conforming loans which the Company normally sells within 60 days of origination.

     The continued emphasis on the origination of FHLMC and FNMA conforming loans versus FHA and VA loans is dependent on market conditions, the relative pricing and return on origination of the different types of mortgage loans and the maximum loans amounts for the various types of loans. Mortgage loans and mortgage-backed securities have been held for longer periods by the Company primarily for two reasons. The first relates to Puerto Rico regulatory requirements and the operation of the GNMA serial note program in Puerto Rico. In order to be able to fund the origination of mortgage loans with tax-advantaged 936 Funds (see "Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" below), mortgages qualifying for favorable tax treatment must be segregated and separately funded from non-qualifying mortgages. This requirement, together with the fact that the GNMA serial note pools consist of a minimum of $2.5 million principal amount of mortgage loans as compared to $1 million for other GNMA programs, obligates the Company to hold mortgage loans and mortgage-backed securities for longer periods prior to sale in order to assemble such pools. In addition to the foregoing regulatory constraints, the Company has made a strategic decision to hold GNMA certificates for longer periods to take advantage of attractive interest rate spreads and thereby maximize the Company's net interest income and tax exempt income. The fact that interest rate spreads on certain mortgage loans and mortgage-backed securities in Puerto Rico have traditionally been high due to the ability of mortgage banking institutions to finance their inventory of mortgage loans and mortgage-backed securities with lower-cost tax advantaged funds has also helped the Company maximize its net interest income. See "Interest Rate Management."

     While holding mortgage loans and mortgage-backed securities for longer periods has allowed FFCC to maximize its net interest income, changes in prevailing market interest rates between the time FFCC commits to an interest rate on a mortgage loan and the time the mortgage loan is sold to permanent investors could reduce FFCC's net interest income on mortgage loans held prior to sale and gains from the sale of loans and thereby reduce FFCC's net income. FFCC attempts to manage these risks by securing commitments for future delivery or engaging in managed hedging transactions such as those described under "Interest Rate Management."

     PUERTO RICO SECONDARY MORTGAGE MARKET AND FAVORABLE TAX TREATMENT. In general, the Puerto Rico market for mortgage-backed securities is an extension of the United States market with respect to pricing, rating of the investment instruments, and other matters. However, United States and Puerto Rico tax laws provide an economic incentive for Puerto Rico residents and Section 936 Corporations (defined below) to invest in certain mortgage loans and mortgage-backed securities originated in Puerto Rico, including FHA and VA loans and GNMA certificates, thereby increasing the secondary market demand for, and resale value of, such mortgage loans and mortgage-backed securities. These tax advantages also significantly affect FFCC's net interest income by helping create a pool of lower-cost funds that FFCC can access through financial intermediaries such as banks and broker-dealers and use to fund mortgage loans and mortgage-backed securities pending sale.

     The Company's operations are significantly affected by Federal and Puerto Rico laws and regulations designed to promote economic development in Puerto Rico, particularly the Industrial Incentives Acts and Section 936. Under the Industrial Incentives Acts, certain investment income earned by qualified manufacturing entities or service enterprises ("Exempt Companies") is exempt from Puerto Rico income tax.

     The various Puerto Rico Industrial Incentive Acts (the "Incentives Acts") also encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable 10% tax (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers) provided such funds are invested in certain "eligible activities" in accordance with regulations promulgated by the Commissioner, including certain mortgage loans and mortgage-backed securities.

     On October 25, 1993 the Legislature of Puerto Rico enacted two bills amending certain provisions of the Incentives Acts and the Puerto Rico Income Tax Act of 1954, as amended (the "TIA"). In general, one of the bills has the effect of increasing the minimum Tollgate Tax paid by an Exempt Company under the Incentives Acts upon distribution of its IDI. Under that bill, any Exempt Company under the TIA may reduce the 10% tollgate tax imposed on distributions of IDI accumulated during taxable years beginning after December 31, 1992 to 6% or 5% (compared to 5% and 2% under current law) if at least 50% of the net IDI is invested in investments described in Section 2(j) for more than five years or more than eight years, respectively. The law also eliminates the provisions of the Incentives Acts and those of the Tax Act that provide special Tollgate Tax reduction benefits to investments of IDI in obligations of the Commonwealth government and its instrumentalities and for investments for a period of more than five years.

     Under the other bill, Exempt Companies will generally be allowed to pay an up-front 14% income tax (the "Alternative Tax") on the IDI derived including investment income other than interest on government obligations during taxable years beginning after December 31, 1992 payable in the taxable year earned, in lieu of payment of the otherwise applicable income tax on non-exempt income and of the Tollgate Tax on future distributions of such IDI. The Alternative Tax can be reduced to 11% or 9% if the Exempt Company invests 25% or 50%, respectively, of its net IDI in certain Puerto Rico investments for a period of five years. An Exempt Company may satisfy up to one half of the 50% investment requirement by investing in property, plant and equipment with a depreciable life of at least ten years.

     The amendments, while maintaining important incentives for investing in Puerto Rico could have the effect of reducing the amount of funds invested in Puerto Rico by Exempt Companies as a result of the changes in the relative costs to an Exempt Company of distributing IDI to its shareholders and, therefore, could result in an increase in the costs of funds for Puerto Rico borrowers, including the Company, and a reduction in the demand for Puerto Rico investments, including mortgage loans and mortgage-backed securities sold by the Company. While the final impact on the Company of the adoption of the amendments cannot be determined at this time, to date the adoption of the amendments to date has not had a material adverse effect on the Company's business or financial condition nor does the Company expect such an effect in the future.

     Most Exempt Companies are United States corporations which operate in Puerto Rico under Section 936 of the Code ("Section 936"). Corporations that meet certain requirements and elect the benefits of Section 936 ("Section 936 Corporations") are entitled to credit against their United States corporate income tax a portion of such tax attributable to (i) income derived from the active conduct of a trade or business within Puerto Rico ("active business income") or from the sale or exchange of substantially all assets used in the active conduct of such trade or business and (ii) qualified possession source investment income ("QPSII"). Interest derived from Puerto Rico mortgage loans and mortgage-backed securities consisting of Puerto Rico mortgage loans generally qualifies as QPSII.

     To qualify under Section 936 in any given taxable year a corporation must derive (i) for the three-year period immediately preceding the end of such taxable year, 80% or more of it gross income from sources within Puerto Rico and (ii) for taxable years beginning after December 31, 1986, 75% or more of its gross income from the active conduct of a trade or business in Puerto Rico.

     A Section 936 Corporation may elect to compute its active business income eligible for the Section 936 credit under one of three formulas: (i) a cost sharing formula, whereby it is allowed to claim all profits attributable to manufacturing intangibles and other functions carried out in Puerto Rico, provided it contributes to the research and development expenses of its affiliated group or pays certain royalties; (ii) a profit split formula, whereby it is allowed to claim approximately 50% of the net income of its affiliated group from the sale of products manufactured in Puerto Rico; or
(iii) a cost plus formula, whereby it is allowed to claim a reasonable profit on the manufacturing costs incurred in Puerto Rico. To be eligible for the first two formulas, a Section 936 Corporation must have a significant business presence in Puerto Rico for purposes of a Section 936 rules. Section 936 was amended on August 10, 1993, and the benefits thereunder were modified in certain important respect. See "Recent Amendments to Section 936 and Industrial Incentives Acts" below.

     In addition to the foregoing incentives, interest derived from FHA loans or VA loans secured by real property in Puerto Rico originated after June 30, 1983, and, under certain circumstances, on or before February 15, 1973, and from GNMA certificates consisting of such mortgages, is exempt from Puerto Rico income tax. FHA and VA mortgage loans are also exempt from Puerto Rico gift and estate taxes. Individuals who are bona fide residents of Puerto Rico are also not subject to United States federal income tax on income from Puerto Rico sources, including interest income derived from mortgage loans originated in Puerto Rico whose mortgagors are residents of Puerto Rico.

     The tax benefits available to investors of mortgage loans decrease the yield Puerto Rico investors, including, Exempt Companies, require; therefore, certain loans, specifically FHA, VA and FHLMC and FNMA conforming conventional loans, are generated at interest rates which are lower than the prevailing interest rates in the mainland United States. FFCC is also able to sell them to local investors at prices higher than those at which comparable instruments would be sold in the mainland United States. In addition, the tax incentives available to Exempt Companies, particularly Section 936 Corporations, on investments in Puerto Rico have created a large pool of tax-advantaged funds in Puerto Rico that make it possible for FFCC to finance its loan originations and inventory of mortgage loans at interest rates that generally are lower than would be available otherwise and thereby generate a higher level of net interest income than would otherwise be possible. FFCC borrows 936 Funds through short-term repurchase agreements and warehousing lines of credit with banks and broker-dealers. See "Borrowing Arrangements."

     Any change in the United States or Puerto Rico tax laws that would reduce or eliminate the tax benefits available to Section 936 Corporations, financial institutions or individuals on investments in Puerto Rico mortgage loans and mortgage-backed securities, could have a material adverse effect on the liquidity of the secondary mortgage market and the profitability of FFCC. See "Amendment to Section 936" below. In addition, a change in Puerto Rico's political status could result in the elimination or modification of these tax benefits. See "Relationship of Puerto Rico with the United States."

         AMENDMENT TO SECTION 936. The Omnibus Budget Reconciliation Act of 1993, which was signed into law by President Clinton on August 10, 1993, contains certain amendments (the 936 "Amendments") to Section 936. In general, the 936 Amendments, which are generally effective for taxable years beginning after December 31, 1993, will permit a taxpayer to compute the tax credit available under Section 936 as under prior law but would limit the amount of credit allowed as determined under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit would be equal to a fixed percentage of the amount of tax credit allowable under current law. This fixed percentage would commence at 60% for taxable years beginning in 1994 and would be reduced by 5% per year until 1998. For taxable years beginning in 1998 such percentage would be 40%. Under the second alternative, which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and 15% allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. Unlike certain earlier proposals, the 936 Amendments would not limit the 100% credit currently available under Section 936 for qualified possession source investment income, including income received from investment in certain Puerto Rico mortgage loans and mortgage-backed securities.

         It is not possible at this time to predict what effect the 936 Amendments will have on the economy of Puerto Rico. The 936 Amendments could have an adverse effect on the general economic condition of Puerto Rico by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The adoption of the 936 Amendments could also indirectly lead to a decrease in the amount of funds invested in Puerto Rico financial assets by 936 Corporations to the extent that the level of operations and production in Puerto Rico by such 936 Corporations is decreased over time. While the impact on the Company cannot be determined at this time, the Company does not believe that the adoption of the 936 Amendments will have a material adverse effect on its business or financial condition.

     BORROWING ARRANGEMENTS. Historically, a period of two to four months has normally elapsed between the origination of a mortgage loan by FFCC and its sale to permanent investors. The Company may hold GNMA certificates for longer periods to take advantage of tax exempt interest income on such certificates while FNMA and FHLMC conforming loans are normally sold within 60 days of origination. During this period, FFCC generally completes the loan process, obtains a VA guarantee or HUD/FHA insurance certificate or private mortgage insurance on the loan, and pools the loans for resale in the secondary mortgage market.

     Prior to issuance of GNMA or other mortgage-backed certificates, FFCC's mortgage loans are funded almost entirely by borrowings under warehousing lines of credit or other financing agreements with financial institutions. FFCC has existing lines of credit with three commercial banks and a line of credit for commercial loans in the amount of $3 million with the Economic Development Bank for Puerto Rico. During 1993, the Company also entered into a presale or gestation facility with a financial institution with an aggregate borrowing capacity of $150 million which permits the Company to obtain more favorable financing rates once mortgage loans have been assigned to a pool but prior to securitization and to the actual issuance of the mortgage-backed security. Typically, FFCC finances on a monthly weighted average basis between 90% and 95% of the principal amount of its mortgage loans and secures advances under these lines of credit by pledging such loans and the servicing agreements relating thereto to such banks or financial institutions, a practice commonly referred to as "warehousing." On an absolute basis, the percentage of principal amount will range from 90% for conventional mortgages (one bank will only lend up to 80% of the principal amount of conventional mortgages) to 95% for FHA and VA loans. The rates of interest FFCC pays under its warehousing lines of credit fluctuate depending upon changes in the lending bank's cost of funds. During 1993, FFCC's cost of funds under its warehousing lines of credit ranged from 3.93% to 4.57%. The monthly weighted average cost of funds borrowed under its warehousing lines of credit during the years ended December 31, 1992 and 1991 was 5.3% and 7.45%, respectively, compared to 4.2% for the year ended on December 31, 1993. FFCC warehousing lines of credit are generally terminable at the discretion of the lender.

     FFCC pays interest on its lines of credit at floating rates which vary with market conditions. The interest rates on these lines of credit have been lower than the interest rates which FFCC earns on the mortgage loans pledged to secure such financing. Amounts borrowed under lines of credit are payable upon demand and are usually repaid after FFCC packages such mortgage loans into GNMA, FNMA or FHLMC certificates and receives the proceeds from the sale of such certificates or the financing of such securities under repurchase agreements.

     During 1993 the Company made a strategic to diversify its sources of funding and to obtain funding from sources outside of Puerto Rico. Obtaining credit from financial institutions located outside Puerto Rico generally permits the Company to obtain larger lines of credit and reduces its dependence on tax advantaged funding available in the local market.

     FFCC also obtains short-term financing through repurchase agreements with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its bank warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the costs of funds borrowed under FFCC's warehousing lines of credit. FFCC's continued use of repurchase agreements will depend upon the cost of repurchase agreements relative to the cost of borrowing under lines of credit from banks.

The monthly weighted average cost of funds borrowed through repurchase agreements for the years ended December 31, 1992 and 1991 was 4.03% and 5.44%, respectively, compared to 3.34% for the year ended on December 31, 1993.

DORAL FEDERAL SAVINGS BANK

     On September 10, 1993, the Company acquired all the outstanding common stock of Doral Federal, Doral Federal is a federal savings association whose deposit accounts are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. As of December 31, 1993, Doral Federal had total assets of approximately $34 million and a net worth of $6.2 million.

     During the year ended December 31, 1993, Doral Federal did not have a significant impact on the financial results of the Company experiencing a loss of approximately $50,000 from the date of acquisition through December 31, 1993. During 1993, Doral Federal did experience substantial growth in assets growing from $12 million in assets as of September 10, 1993 to $34 million in assets as of December 31, 1993. This growth was financed largely through a $5.0 million capital contribution from the Company, retail deposits, escrow accounts associated with the Company's servicing portfolio and advances from the Federal Home Loan Bank of New York. This rate of growth is not necessarily indicative of future growth.

     Doral Federal operates through two branches located in the San Juan metropolitan area. These branch locations serve primarily as deposit-taking operations, since to date most loans have been originated pursuant to the Master Loan Production Agreement referred to below. As of December 31, 1993, Doral Federal had deposits of approximately $26.4 million. Escrow accounts associated with the Company's servicing portfolio, commercial accounts of the Company and retail deposits, constituted approximately 32%, 11% and 57%, respectively, of Doral Federal's total deposit accounts.

     Doral Federal has entered into a Master Loan Production Agreement with the Company whereby the Company has agreed to meet its stated production goals by, among other things, (1) advertising, promotion and marketing to the general public, (2) interviewing prospective borrowers and initial processing of loan applications, consistent with Doral Federal's underwriting guidelines, and (3) providing personnel and facilities with respect to the execution of loan agreements. The terms of the Master Loan Production Agreement are believed to be at least as favorable to Doral Federal as those prevailing for comparable transactions with or involving other non-affiliated companies. In the future, Doral Federal may determine to engage in direct mortgage loan originations through its branch network.

     Doral Federal has also entered into a Master Purchase, Servicing and Collection Agreement (the "Master Purchase Agreement") with the Company providing for the sale by Doral Federal to the Company of the servicing rights to all first and second mortgage loans secured by residential properties, all loans secured by commercial real estate, all commercial business loans, all consumer and any other loans which presently are, or will become, part of Doral Federal's loan portfolio (the "Loans"). The Master Purchase Agreement further provides that the Company, exclusively, will service the Loans, and that Doral Federal will continue to process collections of payments of the Loans, all according to a fee schedule contained in the Master Purchase Agreement. The fee schedule provides that the purchase price of the servicing rights with respect to the Loans is a percentage of the outstanding principal amount of such Loans, and depends on the term to maturity of the Loans. The terms of the Master Purchase Agreement are believed to be at least as favorable to Doral Federal as those prevailing for comparable transactions with or involving other non-affiliated companies.

     As of December 31, 1993, Doral Federal met all its fully phased-in capital requirements (i.e. tangible capital and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and risk based capital of at least 8% of risk adjusted assets). As of December 31, 1993, Doral Federal had tangible capital and core capital equal to $5.6 million, or 17% of adjusted assets. As of such date, it had risk based capital of $5.8 million or 41% of risk adjusted assets.

MARKET AREA AND COMPETITION. Prior to March 1992, Puerto Rico was FFCC's exclusive service area. Within Puerto Rico, FFCC's primary market area is the metropolitan San Juan area, which accounted for approximately 79% of FFCC loan originations in 1993. The competition in Puerto Rico for the origination of mortgages is substantial. Competition comes not only from other mortgage bankers, but also from major banks and savings and loan associations. There are approximately 36 mortgage banks, seven savings institutions and 16 commercial banks operating in Puerto Rico, including affiliates of banks headquartered in the United States, Canada and Spain. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

     In March 1992, Doral opened a branch office in the Orlando, Florida metropolitan area. In February 1994, Doral opened an additional office in Miami, Florida. The Company is considering the possibility of opening additional offices in the State of Florida.

     Puerto Rico, the fourth largest of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles east-southeast of Miami, Florida. It is approximately 100 miles long and 35 miles wide.

     The population of Puerto Rico for 1990, as determined by the United States Census Bureau, was approximately 3.6 million as compared to 3.2 million in 1980. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million.

RELATIONSHIP OF PUERTO RICO WITH THE UNITED STATES.

     The Constitution of Puerto Rico was drafted by a popularly elected constitutional convention, overwhelmingly approved in a special referendum and approved "as a compact" by the United States Congress and the President, becoming effective upon proclamation of the Governor of Puerto Rico on July 25, 1952. Puerto Rico's relationship to the United States under the compact is referred to herein as "commonwealth status." The United States and Puerto Rico share a common defense, market and currency. Puerto Rico exercises virtually the same control over its internal affairs as a state government does. The people of Puerto Rico are citizens of the United States, but do not vote in national elections and they are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives but only limited voting rights. Most federal taxes, except those such as social security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for Federal employees who are subject to taxes on their salaries. Corporations organized under the laws of Puerto Rico are treated as foreign corporations for federal income tax purposes. For many years there have been two major views in Puerto Rico with respect to the island's relationship to the United States, one essentially favoring the existing commonwealth status and the other favoring statehood.

     On November 14, 1993, a plebiscite was held in Puerto Rico to allow eligible voters an opportunity to express their preference between statehood, Commonwealth (with certain changes) and independence for Puerto Rico. The Commonwealth status obtained the most votes receiving 48.6% of the votes cast, statehood and independence received 46.3% and 4.4% of the votes casts, respectively.

     A change in the political status of Puerto Rico could result in modifications to or elimination of Section 936 and of the Puerto Rico laws providing favorable tax treatment for investment in Puerto Rico mortgages and, therefore, could have a material adverse effect on the Company's cost of borrowing, the liquidity of the secondary mortgage market and the financial performance of FFCC. See "Puerto Rico Secondary Mortgage and Favorable Tax Treatment" herein.

PUERTO RICO INCOME TAXES.

     FFCC is subject to Puerto Rico income taxes. The income tax rates range from 22%, on taxable income of $25,000 or less, to 42% on taxable income in excess of $300,000.

     The net interest income derived by FFCC from FHA loans or VA loans secured by residential properties located in Puerto Rico originated after June 30, 1983 is excluded from FFCC's gross income in computing its regular income tax. Therefore, such income is tax-exempt to FFCC. However, under the Puerto Rico Income Tax Act of 1954, as amended ("PRITA"), to the extent that FFCC holds obligations on which the interest is not subject to Puerto Rico income tax, including FHA loans or VA loans acquired after December 31, 1987 ("Exempt Obligations"), FFCC's interest expense deduction in computing its regular corporate income tax will be reduced in the same proportion that said Exempt Obligations bear to its total assets. Income tax savings of FFCC attributable to this exemption amounted to $2.7 million, $2.2 million and $1.0 million in 1993, 1992 and 1991, respectively.

     The Company is also subject to an alternative minimum tax of 22% on its alternative minimum tax net income. In computing the Company's alternative minimum tax net income its interest expense deduction will be reduced in the same proportion that its Exempt Obligations (irrespective of the date on which the same were acquired by the Company) bear to its total assets. Therefore, to the extent that the Company holds FHA loans or VA loans and other Exempt Obligations, it may be subject to the payment of the 22% alternative minimum tax.

     Under PRITA, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. FFCC is entitled to an 85% dividend received deduction on dividends received from Doral or any other Puerto Rico corporation subject to tax under PRITA, which, assuming a maximum corporate tax rate of 42%, results in an effective income tax rate on such dividends of 6.3%.

UNITED STATES INCOME TAXES.

     FFCC and Doral are corporations organized under the laws of Puerto Rico. Accordingly, FFCC and Doral are subject generally to United States income tax only on their income, if any, from sources within the United States. Prior to 1992, the Company did not earn any income that was subject to United States income tax. However, in March 1992, Doral opened a branch in Florida. This will make Doral subject to both Florida income and franchise and federal income tax on income effectively connected with the conduct of the trade or business of this branch. The maximum United States corporate income tax rate is presently 34% and the Florida income and franchise tax rate is currently 5.5%. In addition, the United

States may impose a branch profits tax of 30% in the event that profits from the Florida branch are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a credit in Puerto Rico, subject to certain limitations.

     Doral Federal, as a federal savings association, is also subject to U.S. income taxes. It will be entitled to a foreign tax credit for a portion of income taxes paid to the Puerto Rico Treasury Department. Doral Federal has also elected to qualify for the benefits provided under Section 936 which allows an income tax credit for a portion of the U.S. income taxes attributable to the earnings derived from sources within Puerto Rico. See "Amendment to
Section 936" for a description of these benefits. The election of the benefits available under Section 936 together with the fact that Doral Federal has substantial tax loss carryforwards will result in Doral Federal not having a significant U.S. income tax liability for several years.

EMPLOYEES.

     At December 31, 1993, FFCC employed 927 persons, of whom 252 were administrative personnel, 143 were loan originators, 283 were involved in processing of loan applications (including quality control auditors), 13 were loan underwriters, and 236 were involved in loan servicing activities. None of FFCC's employees is represented by a labor union and FFCC considers its employee relations to be excellent.

REGULATION.

     The Company's Mortgage Banking Business is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required annually to submit to FNMA, FHA, FHLMC, GNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to supervision and examination by FNMA, FHA, FHLMC, GNMA, HUD and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company is also subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum interest rates. Although the Company believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of the Company. See "General."

     HF's rights to sell mortgage loans to FHLMC were suspended on November
3, 1993 because of deficiencies in its origination procedures. FHLMC's action did not affect HF's ability to continue to service FHLMC loans. HF has worked closely with FHLMC to address the shortcomings. In the meantime, HF has increased substantially the sale of conventional loans to FNMA and other investors. While no assurances can be given, the Company believes that HF will be reinstated as a FHLMC seller.

     The Company believes that the FHLMC action has not had nor will it have a material adverse effect on HF or the Company. Doral, the Company's principal mortgage banking unit, has continued to sell conforming conventional loans to FHLMC. Such sales are currently being made on a recourse basis. See "Business-Mortgage Banking Business Sale of Loans; Issuance of Mortgage-Backed Securities".

     FFCC is licensed by the Commissioner as a mortgage banking institution in Puerto Rico. Such authorization to act a mortgage banking institution must be renewed as of January 1 of each year. In the past, FFCC has not had any difficulty in renewing its authorization to act as a mortgage banking institution, and management is unaware of any existing practices, conditions or violations which would result in FFCC being unable to receive such authorization in the future. FFCC operations in the State of Florida are subject to supervision by the Florida Department of Banking and Finance.

     Section 5 of the Puerto Rico Mortgage Banking Institutions Law (the "Mortgage Banking Law") requires the prior approval of the Commissioner for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term "control" means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 5 of the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in change of control, the Commissioner is obligated to make such inquiries as he deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the Commissioner whether or not to authorize a proposed change of control is final and non-appealable.

     As a result of the acquisition of Doral Federal, FFCC became a savings and loan holding company ("SLHC") subject to the restrictions and requirements of the Home Owners' Loan Act of 1933, as amended (the "HOLA"). As an SLHC, FFCC was required to register with the Director (the "Director") of the OTS and is be subject to the various requirements of Sections 10 and 11 of the HOLA and the regulations thereunder, including examination, supervision and reporting requirements. Of particular importance, is the requirement that a subsidiary savings association give the Director at least 30 days advance notice of the proposed declaration by its directors of dividends on its stock. Any such dividend declared within the 30 day notice period, or declared without giving such notice, is invalid. Payment of cash dividends by a savings association on shares of its capital stock is also subject to the limitations on capital distributions imposed by the OTS. Under this regulation, the amount available for the payment of dividends during any calendar year depends on whether such association meets or exceeds certain specified tiers or levels of capital requirements (i.e., the "fully phased-in capital requirement," the "minimum capital requirement," or less than the "minimum capital requirement," for which latter tier specific written approval is required for the payment of any cash dividend). Even though an association may meet one of the specified levels of capital requirements, the OTS may prohibit such payment if it determines that the making of such payment would constitute an unsafe or unsound practice. The OTS may object to or authorize capital distributions in excess of the safe harbor amount specified in such Sections.

     Federal law and OTS regulations place certain limits on the types of activities in which a SLHC and its subsidiaries may engage. However, in general, these activity restrictions do not apply to a holding company that controls only one savings and loan association, provided such association meets the "qualified thrift lender" test which generally requires an association to have 65% of its portfolio assets in "qualified thrift investments" for nine months out of the immediately preceding 12 months. For Puerto Rico based institutions, these investments include, among other things, home mortgages, mortgage-backed securities, and personal loans. Under some circumstances (principally not holding sufficient "qualified thrift assets" to meet the "qualified thrift lender test") an SLHC may be deemed for regulatory purposes to become a bank holding company. In such event, it would become subject to additional regulatory restrictions including the application of the statutes and regulations governing the payment of dividends by a national bank in the same manner and to the same extent as though it were a national bank. Under the National Bank Act, national banks are only permitted to pay dividends out of "net profits" (as defined therein) subject to the requirement that a certain portion of net profits must be carried periodically to the bank's surplus fund until the surplus fund shall equal its common capital. Capital may not be used to pay dividends. Doral Federal currently is in compliance with the "qualified thrift lender" test and expects to continue to comply with this requirement.

     With certain specific exceptions, a SLHC is prohibited from acquiring more than 5% of the "voting shares" of a savings association that is not a subsidiary, or of another SLHC that is not a subsidiary. An association which is a subsidiary of a SLHC is prohibited from or subject to restrictions upon engaging in certain transactions involving its affiliates under the provisions of Sections 23A and 23B of the Federal Reserve Act,which are made applicable, with certain exceptions, to savings associations by Section 11(a) of the HOLA. In general, the term "affiliate" with respect to such subsidiary savings association would include the SLHC, its subsidiaries and companies controlled by it, and would also include a bank subsidiary of a savings association, but not a non-bank subsidiary thereof (unless a contrary determination were made pursuant to Section 23A as to such non-bank subsidiary). As a general rule, a savings association may borrow up to the amount authorized by the laws under which the savings association operates. However, if the savings association fails to meet its regulatory capital requirement, it must notify the Director of its intent to issue securities evidencing such borrowings. Such securities may not be issued if the OTS disapproves.

     Because of the Company's statutes as an SLHC, owners of the Company's Common Stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Change in Bank Control Act (the "Control Act") and the Savings and Loan Holding Company Act (the "Holding Company Act"). Regulations pursuant to the Control Act and the Holding Company Act generally require prior OTS approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock or 25% of any class of nonvoting stock and is subject to any of the "control factors" set forth in such regulations. The control factors relate, among other matters, to the percentage of such company's debt or equity owned by the person (or persons acting in concert), agreements giving the person (or persons acting in concert) influence over a material aspect of the company's management or policies, and the number of seats on the board of directors of the company held by the person (or persons acting in concert). One of the "control factors" is a holder's status as one of the two largest holders of any class of voting stock. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.

     FFCC has also considered from time to time engaging in the business of acting as an intermediary between Exempt Companies and depository institutions for certain money market deposits in Puerto Rico.

ITEM 2.  PROPERTIES

     The executive and administrative offices of the Company are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and consist of approximately 11,136 square feet of office space. Doral's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan, Puerto Rico and consist of approximately 33,000 square feet of office space. The Company also leases additional office space of approximately 31,000 square feet throughout Puerto Rico. These offices are leased for various terms expiring through 2005. Annual aggregate rental payments made in the years 1993, 1992 and 1991 were $1,445,000, $817,000 and $586,000, respectively. The Company does not own any real estate except for its interest in real estate held in the ordinary course of business (including real estate owned as a result of foreclosures).

ITEM 3.  LEGAL PROCEEDINGS

     Other than legal proceedings in the normal course of its business, the Company is not a party to any material legal proceedings and, to the knowledge of management of the Company, there are no material legal proceedings threatened. In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operation of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      FFCC's Common Stock, $1.00 par value (the "Common Stock"), is traded on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ NMS") under the symbol "FRCC." The Company's Common Stock began trading on the NASDAQ NMS on December 19, 1988.

     FFCC's 10-1/2% Cumulative Convertible Preferred Stock, Series A, $1.00 par value (the "Series A Preferred Stock") is traded on the over-the-counter market and is quoted on the NASDAQ system under the symbol FRCCP. The Company's Series A Preferred Stock began trading on the NASDAQ system on July 1, 1991.

     The table below sets forth, for the calendar quarters indicated, the high and low sales prices on the NASDAQ NMS and the high and low bid quotes on the NASDAQ system, for the Common Stock and Series A Preferred Stock, respectively, and the dividends declared on the Common Stock and Series A Preferred Stock during such periods. The quotations for the Series A Preferred Stock represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

                                                        MARKET PRICE*
                                          -----------------------------------------------           DIVIDENDS DECLARED*
                                                 Common                Series A Preferred           ---------------------
                        Calendar          --------------------         ------------------                        Series A
             Year       Quarter             High          Low         High          Low             Common      Preferred
             ----       -------             ----          ---         ----          ---             ------      ---------
             1992         1st             $ 8 1/2       $ 5 3/8       $16 1/2      $10 1/2         $0.075        0.2625
                          2nd               7 7/8         6 1/2        16           14              0.075        0.2625

                          3rd               9 5/8         8 3/4        19           15              0.075        0.2625
                          4th              11 3/8         9 1/4        22 1/4       18              0.075        0.2625

             1993         1st             $12 1/2       $ 9 7/8       $24 1/2      $20 1/2         $0.10        $0.2625

                          2nd              12 1/2        10 1/2        24 1/4       22 1/2          0.10         0.2625
                          3rd              15 3/8        11 3/4        30           23 1/4          0.10         0.2625
                          4th              17 3/4        14 1/4        35 1/2       28 1/2          0.10         0.2625

           ---------------

           * All share prices and dividend information with respect to the Common Stock have been adjusted to reflect a two for one start split effective December 10, 1993.


     As of March 14, 1994, the approximate number of record holders of the Company's Common Stock and Series A Preferred Stock was 885 and 88, respectively, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock and Series A Preferred Stock as quoted on the NASDAQ NMS and the NASDAQ System, respectively, on such date was $16 3/8 and $35 1/2 per share, respectively.

     After becoming a public corporation in December 1988, FFCC did not declare any dividends until the third quarter of 1989 when the Board of Directors authorized the payment of a regular quarterly cash dividend of $0.050 per share. The quarterly cash dividend was increased by the Board of Directors to $0.0625 per share during the second quarter of 1990, to $0.075 per share during the fourth quarter of 1991 and increased again to $0.10 per share during the first quarter of 1993. The cash dividend was further increased to $0.13 effective for the first quarter of 1994. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, general business conditions and other matters deemed relevant by the Company's Board of Directors.

     The terms of the Series A Preferred Stock do not permit the payment of cash dividends on the Company's Common Stock if dividends on the Company's Series A Preferred Stock are in arrears. The holders of shares of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors, out of assets of the Company legally available therefor at a rate of $1.05 per share of Series A Preferred Stock.

     The Company's existing warehousing credit facilities and repurchase agreements do not impose restrictions on the ability of the Company to pay dividends.

     PRITA, generally imposes a withholding tax on the amount of any dividends paid by FFCC to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 20% withholding tax rate. The rate of withholding is 25% if the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico.

     Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 20% tax will be withheld from such year's distributions.

     United States citizens who are non-residents of Puerto Rico may also make such an election, and will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married.

     United States income tax law permits a credit against United States income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data for the Company on a historical basis for each of the five years ended December 31, 1993. This information should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis" contained herein.

                                                                       Year Ended December 31,
                                                   --------------------------------------------------------------
                                                   1993           1992          1991           1990          1989
                                                   ----           ----          ----           ----          ----
                                                       (Dollars in thousands except for per share data)
 Income Statement Data:
   Revenues                                      $ 70,228      $ 49,804      $ 39,430       $ 44,733      $ 38,328
   Interest expense                                 9,710         9,270        12,303         23,576        17,218
   Loan origination costs and
     administrative and general
       expenses                                    29,597        24,118        17,407         15,700        14,049
   Spin-off expenses                                 None          None          None          1,218         2,049
   Income before income taxes                      30,921        16,416         9,720          4,239         5,012
   Puerto Rico taxes                                9,601         3,371         2,987          1,209         1,151
   Net income                                      21,320        13,045         6,733          3,030         3,861
   Cash dividends paid                              3,142         2,182         1,620          1,198           470
 Balance Sheet Data:
   Mortgage loans held for sale and
       mortgage notes receivable, net            $404,323      $261,063      $230,861       $199,839      $218,434
   Mortgage loans held for
     investment                                      None          None          None         38,178        83,210
   Total assets                                   486,431       320,972       270,949        300,706       343,423
   Loans payable and securities sold
     under agreements to repurchase               335,994       227,179       210,548        254,051       304,486
   Stockholders' Equity                            76,945        58,467        36,041         26,125        23,108
 Per Share Data:(1)

                                                                       Year Ended December 31,
                                                   --------------------------------------------------------------
                                                   1993           1992          1991           1990          1989
                                                   ----           ----          ----           ----          ----
                                                          (Dollars in thousands except for per share data)
   Net Income- Primary                         $     3.15          2.35          1.26           0.60          0.80
          - Fully diluted(2)                         2.81          2.06          1.25           0.60          0.80
   Cash dividends
          Common Stock                               1.05          0.30        0.2625         0.2375          0.10
          Series A Preferred Stock(2)                0.40          1.05          .525           None          None
 Weighted average shares outstanding:
   Primary   . . . . . . . . . . . . . .        6,614,854     5,321,600     5,135,206      5,052,700     4,783,550
   Fully diluted   . . . . . . . . . . .        7,576,964     6,347,392     5,411,744      5,052,700     4,783,550
 Operating Data:
   Mortgage loans originated   . . . . .       $1,430,000    $  694,000    $  360,400     $  321,400    $  277,600
   Loan Servicing Portfolio  . . . . . .        2,375,000     1,700,000     1,400,000      1,193,000       831,000
 --------------------

 (1) Adjusted to reflect two-for-one stock split effective December 10, 1993.
 (2) The Series A Preferred Stock was issued in July 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     FFCC has experienced a significant growth in its business over the last several years, which accelerated in 1992 and climbed to a record level in 1993. The volume of loans originated by FFCC was approximately $1.43 billion, $694 million, $360 million, $321 million and $278 million for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively.

     The increased volume from 1988 to 1989 was primarily the result of improvements in the Puerto Rico economy, a successful advertising and promotional campaign by FFCC, and an increase in the number of builders and developers who used FFCC to finance their projects. The increases in 1990 and 1991 were primarily due to an increased volume of loan originations in the HF Mortgage Bankers division following an internal reorganization, expansion of Dorah's branch network and a decline in prevailing interest rates. The increases in 1992 and 1993 were principally due to declines in average mortgage interest rates which plunged to their lowest levels in decades during 1993 and strongly stimulated demand for both refinancing loans and loans to finance the acquisition of new and existing residential units.

     The Company's strategy is to increase its servicing portfolio through internal originations. As a result of increased originations in recent years, the Company has reduced its purchases of mortgage loans from third parties.
The amount of loans purchased from third parties was approximately $1 million, $29 million, $48 million, $117 million and $185 million for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. As long as the volume of mortgage loans originated by the Company remains at satisfactory levels, the Company anticipates that its purchases of mortgage loans from third parties will not increase significantly.

     On September 10, 1993, the Company acquired all the outstanding stock of Doral Federal Saving Bank ("Doral Federal"), thereby entering the savings and loan industry. Doral Federal operates through two branches in Puerto Rico. During the year ended December 31, 1993, Doral Federal did not have a significant impact on the financial results of the Company, experiencing a small loss for 1993. During 1993, Doral Federal did experience substantial growth in assets growing from $12 million in assets as of September 10, 1993 to $34 in assets as of December 31, 1993. This growth was financed largely through a $5.0 million capital contribution from the Company, retail deposits, escrow accounts held by the Company and advances from the Federal Home Loan Bank of New York. The rate of growth is not necessarily indicative of the growth through retail deposits or of future growth.

     FFCC's results of operations are primarily influenced by: (i) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates and the strength of the economy in Puerto Rico; (ii) the direction of interest rates; and (iii) the relationship between mortgage interest rates and the costs of funds.

     The principal components of FFCC's revenues are: (i) loan origination fees and net gains on sales of mortgage loans and mortgage-backed securities in the secondary mortgage market; (ii) interest income received on mortgage loans and mortgage-backed securities during the period FFCC holds them pending sale, net of interest paid on borrowed funds to finance such mortgage loans and mortgage-backed securities; (iii) loan servicing fees; (iv) gains on sales of mortgage servicing rights; and (v) other income.

                                                   Year Ended December 31,
                                             ---------------------------------
                                               1993         1992         1991
                                             -------      -------      -------
                                                 (Dollars in thousands)
    Revenues from mortgage loan sales
      and fees                               $35,230      $24,560      $15,693
                                             -------      -------      -------
    Interest income                           23,775       16,983       17,331

    Interest expense                           9,710        9,270       12,303
                                             -------      -------      -------
    Net interest income                       14,065        7,713        5,028
                                             -------      -------      -------

    Loan servicing fees                        8,627        7,163        5,498
    Gain on sale of servicing rights           2,378          935          764

    Other income                                 218          163          144

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993

     REVENUES FROM ORIGINATION FEES AND SALE OF MORTGAGE LOANS AND MORTGAGE-BACKED SECURITIES. FFCC sells substantially all of the loans that it originates as part of its mortgage banking business. When FFCC sells mortgage loans and mortgage-backed securities, it realizes a net gain or loss which is equal to the difference between FFCC's carrying cost and the selling price of the loans sold, net of commitment fees paid. Net gain or loss on sale of loans is affected by interest rate fluctuations on fixed-rate loans and securities, as well as by the status of interest on mortgage loans under Puerto Rico income tax statutes.

        Revenues from mortgage loan sales and origination fees increased by 43% during 1993 and by 57% and 22.5% during 1992 and 1991, respectively. The increases for years 1993 and 1992 are the result of increased volume of loan originations as a result of a sharp decline in interest rates and increased gains on sale of mortgage loans, as a result of favorable market conditions which permitted the Company to obtain better prices on sales of mortgage loans and mortgage-backed securities. The total volume of loans originated increased to approximately $1.432 billion for the year ended December 31, 1993 from $694 million for the prior year. The percentage of mortgage loans that were refinancing loans was 78% for the year ended December 31, 1993, 67% for the year ended December 31, 1992 and 67% for the year ended December 31, 1991.

        The Company believes that the increase in loan originations was the result of increased demand for mortgage loans stimulated by a decline in mortgage interest rates together with increased market share. From time to time and depending on market conditions, the Company sells mortgages and mortgage-backed securities in bulk to investors.

        During 1993, the Company continued its program of pooling nonconforming conventional loans into collateralized mortgage obligations (CMOs) to be issued by grantor trusts for sale to investors. Mortgage loan sales and fees reflect a pre-tax profit of approximately $3.5 million and $4.7 million for the years ended December 31, 1993 and 1992, respectively, in connection with the pooling and sale of approximately $115 million and $99 million in conventional nonconforming mortgage loans to various independent trusts. While the Company anticipates that it will enter into similar transactions in the future, especially with non-conforming loans, future gains on such transactions, if any, will be dependent on then existing market conditions.

        Other bulk sales of mortgages loans were made during 1993 resulting in the recording of approximately $3 million of excess servicing, while in 1992 only $378,000 of excess servicing on mortgage loans sold was recorded. The increase in revenues from mortgage loan sales and origination fees in 1993 and 1992 was also due to increased volume as a result of decreasing interest rates. For the year ended December 31, 1993, 1992 and 1991 increases in mortgage loan sales and origination fees were partially offset by net losses on the trading of options on futures contracts used for hedging purposes.

     NET INTEREST INCOME. Net interest income is the difference between the interest income earned on mortgage loans and mortgage-backed securities held for sale, and the interest paid by FFCC on the short-term warehousing lines of credit with commercial banks, repurchase agreements and gestation lines of credit that finance such loans and mortgage-backed securities and advances and deposits in the case of Doral Federal. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and the prime rate, the London Interbank Offered Rate (LIBOR), cost of tax advantaged funds deposited in Puerto Rico financial institutions ("936 Funds"), interest rates on fixed-rate loans and the Company's average holding period before mortgage loans are sold.

        In each year since FFCC's inception, interest income earned by FFCC on its mortgage loans and mortgage-backed securities has exceeded interest expense on FFCC's short-term bank borrowing. The Company's weighted average interest rate spread was approximately 411 basis points during 1993 as compared with approximately 335 basis points and 256 basis points during 1992 and 1991, respectively. The increase in the interest rate spread in the last three years was due to lower short-term borrowing costs which descended to historically record levels during 1993. Net interest income increased by approximately 82% from 1992 to 1993, and by approximately 53% from 1991 to 1992. Such increases in net interest income are primarily the result of lower interest rates on borrowing, increased inventory of mortgage loans and mortgage-backed securities, and innovative financing arrangements made during the year. Net interest income also reflected the Company's strategic decision to hold mortgage loans and mortgage-backed securities, especially tax exempt GNMA certificates for a longer period of time prior to sale to maximize net interest income.

        Net interest income has generally represented a greater proportion of the Company's total net income than that of typical mortgage banking institutions. This results primarily from the fact that the Company is able to finance a substantial portion of the mortgage loans that it originates with lower cost funds and holds mortgage-backed securities, mainly GNMA certificates, for longer periods of time prior to sale than is customary for mortgage bankers in the United States, in order to maximize the interest produced by these securities which is tax-exempt to FFCC under the Puerto Rico law. During the year ended December 31, 1993, the Company held mortgage loans and mortgage-backed securities for an average period of 98 days as compared to 118 days for the year ended December 31, 1992. This decrease was due principally to favorable market conditions which allowed the Company to increase its sales of mortgage-backed securities, to continue pooling and selling of nonconforming loans as CMOs, and to its continued shift in emphasis in the origination of mortgage loans from FHA and VA loans to FHLMC and FNMA conforming loans. The Company normally sells the latter within 60 days of origination. The continued emphasis on the origination of FHLMC and FNMA conforming loans is dependent on market conditions, the relative return of originating the different types of loans, and the maximum loan amounts permitted for the same.


     LOAN SERVICING FEES. Loan servicing fees represent revenue earned by FFCC for administering loans. FFCC's typical annual loan servicing fee depends on the type of mortgage loan being serviced and ranges from 0.25% to 0.50% of the declining outstanding principal amount of such. The size of FFCC's loan servicing portfolio and the amount of its servicing fees have increased substantially since FFCC's inception as a result of the increases in loan originations. Loan servicing fees increased 20% from 1992 to 1993 and 30% from 1991 to 1992, primarily due to increases in the principal amount of loans serviced as compared to prior years. The mortgage servicing portfolio was approximately $2.4 billion at December 31, 1993, an increase of approximately 41% over the December 31, 1992 level. At December 31, 1993, less than $30 million of the Company's servicing portfolio related to mortgages originated outside Puerto Rico (all of which were originated in Florida).


     The increase in refinance activity caused by the decline in mortgage interest rates, which has affected loan originations favorably, also caused an increase in loan prepayment from the servicing portfolio. During 1993, the prepayment rate of the Company's servicing portfolio was 26% compared to 15.4% for 1992. The primary means used by the Company to reduce the sensitivity of its servicing fees to changes in interest rates is through a strong internal origination capability that has allowed the Company to continuously increase the size of its servicing portfolio even in times of high prepayments.

     During 1993, total amortization of acquired servicing rights ("ASRs") amounted to $492,000 versus $506,000 for 1992. The Company's strategy is to increase the size of its servicing portfolio through internal originations rather than through the purchase of servicing rights form third parties. As of December 31, 1993, the Company only had $4 million in ASR's. During the years ended December 31, 1993 and 1992 the Company capitalized $14,943 and $251,091, respectively, of servicing rights. As a result, changes in prevailing interest rates will not have a significant impact on the revenues of the Company because of an increase in amortization of ASR's.

     GAIN ON SALE OF SERVICING RIGHTS. During the years ended December 31, 1993, 1992 and 1991 the Company sold servicing rights of $198.7 million, $53.4 million and $51.5 million, respectively, realizing pre-tax gains of approximately $2.4 million, $935,000 and $764,000, respectively. While the Company's strategy is to retain the servicing rights of the mortgage loans it originates, the Company may sell servicing rights from time to time in the future when market conditions are favorable.

     OTHER INCOME. Other income increased 34% in 1993 as compared to 1992, and 13% from 1991 to 1992. The increase during 1993 was due primarily to increased fees received for voluntary mortgage life insurance, an increased servicing portfolio and other commissions and fees earned by Doral Federal.

     EXPENSES (OTHER THAN INTEREST EXPENSE). Aggregate expenses (other than interest expense) in 1993 increased by approximately 57%, before considering the reclassification of deferrable direct costs related to FAS 91 (see Note 21 to the Company's Consolidated Financial Statements. This reflected increases in employee costs of approximately 61% as compared to 1992. These expenses were as a result of additional personnel hired during 1993 due to increased loan production, normal salary increases and increased income-based incentive compensation to senior management. Advertising, professional services and rent expenses increased by 71%, 57% and 77%, respectively as compared to 1992.

     The increase in advertising expense was necessary to ensure the Company maintains and/or increases its share of the Puerto Rico market for mortgage loans. Professional services and rent expense increases are attributed to the growth experienced by the Company in both human resources and asset size. For 1992 compared to 1991 aggregate expenses (other than interest expense) increased by approximately 47.1%, reflecting increases in employee costs of approximately 51%, as a result of additional personnel hired, increased loan production, normal salary increases and increased income-based incentive compensation to senior management.

     PUERTO RICO INCOME TAXES. The Puerto Rico maximum statutory corporate income tax rate is 42%. For 1993, the effective income tax rate of FFCC was 31.0% as compared to 20.5% for 1992, and 30.7% for 1991. The increase in 1993 from 1992 in the effective income tax rate was due principally to the fact that during the year ended December 31, 1992, the Company received favorable tax treatment on certain rights with a fair value approximately $3.5 million received as a dividend from a subsidiary, resulting in the exclusion of 85% of said amount from gross income. The decrease in 1992 from 1991 in the effective income tax rate was due to the same reason. In addition, in 1992 $935,000 of income was taxed at the capital gains rate of 25%.

     The lower effective tax rates (as compared to the maximum statutory rate) experienced by FFCC also reflect the fact that a large portion of the income derived from certain FHA and VA mortgage loans secured by mortgaged properties located in Puerto Rico is tax exempt under Puerto Rico law. Income tax savings to FFCC attributable to this exemption amounted to approximately $2.7 million, $2.2 million and $1.0 million for the years ended December 31, 1993, 1992 and 1991, respectively. Note 15 to the Company's Consolidated Financial Statements includes a reconciliation of the provision for income taxes to the amount computed by applying the applicable Puerto Rico statutory tax rates to income before taxes.

ASSETS AND LIABILITIES

     Total assets were approximately $486 million as of December 31, 1993, reflecting an increase of approximately $165 million from December 31, 1992. This increase was primarily due to an increase of $150 million in mortgage loans and mortgage-backed securities held for sale as a result of the higher volume of mortgage originations. Total liabilities were approximately $409 million at December 31, 1993 compared to $263 million at December 31, 1992. The increase reflects increased borrowings related to the record volume of mortgage originations experienced during 1993, which resulted in carrying a much larger base of mortgage loans and mortgage-backed securities available for sale than in 1992.

     As of December 31, 1993, FFCC held approximately $2.9 million of real estate owned, excluding approximately $74,000 converted to rental property, compared to $3.6 million of real estate owned, excluding $108,000 converted to rental property as of December 31, 1992. These rental properties are leased to individuals under the HUD Section 8 Housing Assistance Payments Program.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided $3,653,888 of net cash in 1993 versus net cash of $5,274,301 in 1992. The major changes were an increase in loans payable of $98,215,950, an increase in mortgage loans and mortgage-backed securities held for sale of $139,843,925 and an increase in securities sold under agreements to repurchase of $14,444,412, all as a result of the higher volume of mortgage closings experienced during 1993. Net cash provided by operating activities was $5,274,301 for 1992 whereas net cash used by operating activities was $26,962,652 for 1991. The strategic decision to hold loans and mortgage-backed securities for longer periods prior to sale in order to maximize net interest income resulted in an increase in loans held for sale of $45,525,650 and an increase in loans payable of $31,534,057 for the year ended December 31, 1992.

     Investing activities provided a net of $4,815,853 of cash flow in 1993, whereas in 1992 such activities provided a net cash flow of $6,990,368. The major changes were a decrease in mortgage notes receivable of $6,763,184, and an increase in accounts receivable of $3,900,941. Redemption of certificates of deposit contributed cash of $2,500,000. Acquisitions of real estate held for sale in 1993 used cash of $3,699,118 while disposals of real estate owned contributed cash of $4,363,585. Acquisitions of servicing rights during 1993 were minimal compared to the $251,091 acquired in 1992. This decrease is due to a reduction in purchases of loans from third parties. When the Company purchases loans from third parties a portion of the purchase price is allocated to the related servicing right. Net cash provided by investment activities was $6,990,368 in 1992 versus $72,372,632 in 1991. The major changes were a decrease in mortgage notes receivable of $16,635,365 and an increase in accounts receivable of $7,203,614, net of cash used to acquire certificates of deposit in the amount of $2,500,000. Acquisitions of real estate held for sale in 1992 used cash of $4,955,184 while disposals of real estate owned contributed cash of $6,219,250. The major sources of cash in 1991 came from a decrease of $38,178,316 and $28,799,553 in mortgage loans held for investment and mortgage notes receivable, respectively.

     In 1993, there was a net increase of $10,150,037 in cash resulting from financing activities. This was due primarily to an increase in deposits following the acquisition of Doral Federal in the amount of $18,141,846, reduced by $3,142,289 in payments of dividends, $3,845,899 in decreases in loans payable related to mortgage notes receivable and repayment of advances from Federal Home Loan Bank of New York in the amount of $1,003,621. Net cash used by financing activities was $1,562,901 in 1992 versus $61,136,229 in 1991. This decrease was due primarily to the repayment of securities sold under agreements to repurchase related to mortgage loans held for investment and to a decrease in loans payable related to mortgage notes receivable.

     Total liabilities were approximately 5.3 and 4.5 times stockholders' equity at December 31, 1993 and 1992, respectively. The increased leverage at December 31, 1993 from December 31, 1992 resulted from a net increase of $108,814,463 in loans payable and securities sold under agreements to repurchase as compared to 1992. Such additional borrowings were necessary to finance increased volume and higher inventories of mortgage loans and mortgage-backed securities held for sale. The decreased leverage at December 31, 1992, resulted from a net increase in capital of $22.4 million as a result of earnings during 1992, net of dividends paid, and the issuance and sale of 690,000 shares of Common Stock during 1992 that contributed $11.3 million of capital to the Company.

     FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowing as the mortgages are sold. The warehousing lines of credit then become available for additional borrowing. FFCC held mortgage loans prior to sale for an average period of approximately 98 days during the year ended December 31, 1993 and 118 days during the year ended December 31, 1992. The decrease in 1993 was due to sales of approximately $115 million of conventional nonconforming mortgage loans to various grantor trusts in 1993, a shift in emphasis in the origination of mortgage loans from FHA and VA loans to FHLMC and FNMA conforming loans which the Company normally sells within 60 days of origination, several other sales of mortgage loans and mortgage-backed securities in bulk. As stated above, The continued emphasis on the origination of FHLMC and FNMA conforming loans is dependent on market conditions, relative pricing of the different loan products and maximum loan amounts for the various types of loans.

     FFCC increased its available warehousing lines of credit from $96.5 million at December 31, 1992 to $257.5 million at 1993. Among the additional warehousing and repurchase agreements lines of credits added to the Company's existing credit facilities were so-called gestation or pre-sale facilities which permit the Company to obtain favorable rates once the mortgage loans have been pooled for securitization but prior to the actual issuance of the mortgage-backed securities. At December 31, 1993 and 1992, FFCC had used approximately $90.9 million and $54.3 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally terminable at the discretion of the lender. Interest rate spreads on certain mortgage loans and mortgage-backed securities in Puerto Rico have traditionally been high due to the ability of the Company to finance its mortgage loans and mortgage-backed securities with lower-cost tax advantaged funds.

     FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC guaranteed mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowing under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. FFCC available repurchase agreement lines of credit at December 31, 1993 and December 31, 1992 amounted to $215 million and $180 million, respectively. At December 31, 1993 and 1992, FFCC had outstanding repurchase obligations in the aggregate principal amount of approximately $143 million and $129 million, respectively. FFCC's continued use of repurchase agreements will depend upon the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

     The weighted monthly average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 4.2% and 3.34%, respectively, for the year ended December 31, 1993 compared to 5.3% and 4.03%, respectively, for the year ended December 31, 1992.

     During the year ended December 31, 1993, the Company collected an average of approximately $719,000 per month as net servicing fees, including late charges. At December 31, 1993 and December 31, 1992, the servicing portfolio amounted to approximately $2.4 billion and $1.7 billion, respectively. The Company might in the future determine to sell part of the servicing portfolio to raise additional funds.

     FFCC generally has been able to provide for its growth and expansion and for continued liquidity with funds from short-term borrowing. Additional increases in FFCC's lines of credit may be required to support the volume of loan originations anticipated in the future. FFCC expects that it will have adequate resources to finance its operations.

     During the fourth quarter of 1992, the Company raised additional capital through the issuance and sale of 690,000 shares of its Common Stock.

     The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

INFLATION

     FFCC is affected by fluctuations in real estate values and interest rates. Although general and administrative expenses have increased due to inflation, the increase in real estate values in Puerto Rico in recent years has been a positive factor for the Company's Mortgage Banking Business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Significant increases in interest rates, however, make it more difficult for potential borrowers to purchase desirable residential properties and to qualify for mortgage loans and refinance activity. As a result, higher interest rates may adversely affect the volume of loan originations and income related to mortgage production. A high interest rate environment, however, would tend to enhance the value and earnings of the Company's mortgage loan servicing portfolio.

PROSPECTIVE TRENDS


     MARKET TRENDS. The Company has in recent periods increased its market share and its volume of production benefitting from a decline in average mortgage interest rates in recent periods. Such decline has led to: (i) new loan production (particularly from refinancing) resulting in an increase in related income; (ii) growth in the Company's servicing portfolio resulting in greater servicing income and (iii) lower interest rate mortgage loans in the servicing portfolio reducing exposure to future prepayments. An environment of rising interest rates may adversely affect the Company's volume of loan originations and loan origination-related income but should increase earnings from the Company's loan servicing portfolio. If average mortgage interest rates increase, the Company may have to compensate, in part, for the loss of volume by concentrating its origination efforts on those mortgage loans for which it can obtain the most favorable pricing. This may lead to a relative deemphasis on conforming conventional loans and a greater emphasis on the origination of FHA/VA loans and non-conforming conventional loans for which the Company can obtain more favorable sales prices.


     AMENDMENT TO SECTION 936. The omnibus Budget Reconciliation Act of 1993, which was signed into law by President Clinton on August 10, 1993, contains certain amendments (the "Amendments") to Section 936 of the United States Internal Revenue Code of 1986. Section 936 provides incentives for eligible U.S.

corporations that elect the benefits thereunder ("936 Corporations") to invest in Puerto Rico by providing a tax credit for income derived form certain Puerto Rico operations and investments.


     In general, the Amendments, which are generally effective for taxable years beginning after December 31, 1993, will permit a taxpayer to compute the tax credit available under Section 936 as under present law but would limit the amount of credit allowed as determined under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit would be equal to a fixed percentage of the amount of tax credit allowable under current law. This fixed percentage would commence at 60% for taxable years beginning in 1994 and would be reduced by 5% per year until 1998. For taxable years beginning in 1998 such percentage would be 40%. Under the second alternative, which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and 15% of allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. Unlike certain earlier proposals, the Amendments would not limit the 100% credit currently available under section 936 for qualified possession source investment income, including income received from investment in certain Puerto Rico mortgage loans and mortgage-backed securities.

     It is not possible at this time to predict what effect the Amendments will have on the economy of Puerto Rico. The Amendments could have an adverse effect on the general economic condition of Puerto Rico by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The adoption of the Amendments could also indirectly lead to a decrease in the amount of funds invested in Puerto Rico financial assets by 936 Corporations to the extent that the level of operations and production in Puerto Rico by such 936 Corporations is decreased over time. While the impact on the Company cannot be determined at this time, the Company does not believe that the adoption of the Amendments will have a material adverse effect on its business or financial condition or on the Puerto Rico mortgage market in general.


     NEW ACCOUNTING STANDARDS. In November 1992, the Financial Accounting Standard Board ("FASB") issued the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement, which the Company must adopt for fiscal years beginning after December 15, 1993, establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (known as "postemployment benefits"). The Statement requires recognition of the cost of postemployment benefits on an accrual basis.

     In May 1993, the FASB issued the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This statement, which the Company must adopt for fiscal years beginning after December 15, 1994, requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     The Company does not expect the adoption of these statements to have a material effect on the results of its operations or its financial condition.

     In may 1993, the FASB also issued the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, which the Company must adopt in the first quarter of 1994, addresses the accounting and reporting for investments on equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

     - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

     - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Mortgage-backed securities held for sale in conjunction with mortgage banking activities must be classified as trading securities.

     - Debt and equity securities not classified as either held-to maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder's equity.


     Management is currently evaluating the effect of adopting this statement and believes that had the Company adopted the provisions of this standard at December 31, 1993, approximately $132,000,000 of mortgage-backed securities would have been classified as trading securities and the net income for the year ended December 31,1993 would have increased by approximately $1,500,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information call for by this Item 8 is hereby incorporated by reference from the Company's Consolidated Financial Statements and Auditor's Report beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 1994 Annual Meeting of stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the section entitled "Executive Compensation" of the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Principal Holders" of the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" of the Company's Proxy Statement.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

         (1)  Financial Statements.*

              The information called for by this subsection of Item 14 is set forth in the Financial Statements and Auditors' Report beginning on page F-1 of this Form 10-K. The index to Financial Statements is set forth on page F-2 of this Form 10-K.

         (2)  Financial Statement Schedules.

              All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)  Exhibits.

   Exhibit
    Number                                 Description
    ------                                 -----------
     3.1       Certificate of Incorporation of FFCC, as currently in effect.(1)

     3.2       By-laws of FFCC, as amended as of January 31, 1992.(1)

     3.3 Amendment to Certificate of Incorporation of FFCC filed with the Department of State of the Commonwealth of Puerto Rico on May 23, 1991.(1)

     3.4       Certificate of Designation creating the Series A Preferred
               Stock.(1)

     3.5 Amendment to Certificate of Incorporation of FFCC filed with the Department of State of the Commonwealth of Puerto Rico on April 28, 1993(2)

   Exhibit
    Number                                                Description
    ------                                                -----------
     4.1       Common Stock Certificate.(1)

     4.2       Series A Preferred Stock Certificate.(1)

   10.12(b)    Deferred Compensation Agreement dated as of November 14, 1988, between FFCC and Alfredo
               Zamora.(3)

   10.12(f)    Deferred Compensation Agreement dated as of November 14, 1988, between FFCC and Nancy
               Hernandez.(3)

    10.13      1988 FFCC Stock Option Plan.(3)

    10.14      FFCC Restricted Stock Plan.(3)

    10.15      Purchase Agreement dated as of September 21, 1988, between FFCC and Culbro Corporation covering the purchase of RSC Corp. and Doral Mortgage Corporation.(3)

    10.16      Loan Agreement between Banco Commercial de Mayaguez and FFCC, dated November 20, 1990.(4)

    10.18      Form of Contract of Pledge used by FFCC in connection with the Warehousing Loan Agreement dated
               November 25, 1987, as amended, with Scotiabank de Puerto Rico.(5)

    10.21      Tax Indemnification Agreement between Culbro Corporation and FFCC.(3)

    10.22      Purchase Agreement dated as of November 30, 1976, between CMB, Inc. and David  Levis, Salomon
               Levis, Aida Levis and Carmen Levis covering the purchase of FFCC together with amendments or supplements dated August 25, 1977, November 1, 1977, January 1, 1982, February 9, 1982,
               January 1, 1986 and January 1, 1987.(3)

    10.23      Purchase Agreement dated as of October 15, 1986, between CMI Inc. and Salomon Levis and Carmen
               Maria Serracante covering the purchase of RSC Corp.(3)

    10.24      Purchase Agreement dated as of October 15, 1986, between DRL, Inc. and Jesus M. Rodriguez and
               Marta Melendez covering the purchase of Doral Mortgage Corporation.(3)

    10.28      Agreement among Doral Mortgage Corporation, Banco de Ponce, as trustee, and the Puerto Rico
               Housing Finance Corporation dated September 25, 1990.(4)

    10.30      Loan Agreement between FFCC and Puerto Rico Island Rental Limited Dividend Partnership S.E.,
               dated December 27, 1990.(4)

    10.32      Warehousing Loan Agreement dated January 29, 1990 between FFCC and Banco Santander Puerto
               Rico.(4)

    10.33      Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto Rico.(4)

    10.34      (b)  Master Repurchase Agreement between FFCC and Dean Witter Puerto Rico, Inc., dated as of
                    October 28, 1987.(4)

               (c)  Master Repurchase Agreement between FFCC and First Boston (Puerto  Rico), Inc., dated
                    March 30, 1989.(4)

               (d)  Repurchase Agreement between FFCC and First Boston (Puerto Rico), Inc., dated October 26,
                    1989.(4)

               (e)  Repurchase Agreement between FFCC and First Boston (Puerto Rico), Inc., dated November 28,
                    1989.(4)

   Exhibit
    Number                                                Description
    ------                                                -----------
               (f)  Repurchase Agreement between FFCC and First Boston (Puerto  Rico), Inc., dated  December 6,
                    1989.(4)

               (g)  Repurchase Agreement between FFCC and First Boston (Puerto Rico), Inc., dated  September 11,
                    1990.(4)

               (h)  Master Repurchase Agreement between FFCC and Shearson Lehman Hutton Puerto Rico, Inc., dated June 21, 1990.(4)

               (i)  Repurchase Agreement between FFCC and Banco Central Corp., dated October 11, 1991.(1)

               (j)  Repurchase Agreement between FFCC and Banco Central Corp., dated December 3, 1991.(1)

               (k)  Master Repurchase Agreement between FFCC and PaineWebber, Inc., dated as of March 24,
                    1992.(5)

    10.35      Employment Agreement dated January 1, 1992 between FFCC and Salomon Levis.(1)

    10.36      Employment Agreement dated January 1, 1992 between FFCC and Zoila Levis.(1)

    10.37      Third Amendment to Loan Agreement dated June 5, 1991 between FFCC and Scotiabank de Puerto
               Rico.(1)

    10.39      Mark-to-Market Agreement between FFCC and PaineWebber Incorporated, dated as of March 24,
               1992.(5)

    10.40      Insurance and Indemnity Agreement dated as of May 28, 1992, between FFCC and Financial Security
               Assurance Inc.(5)

    10.41      Letter Agreement dated August 20, 1992 between Scotiabank de Puerto Rico and FFCC confirming the renewal of the Loan Agreement dated November 25, 1987.(5)

    10.42      Financing Agreement dated May 14, 1992, between FFCC and Banco Popular de Puerto Rico.(5)

    10.43      Consulting Agreement dated June 1, 1992, between FFCC and Richard F. Bonini.(5)

    10.44      Addendum to Warehousing Loan Agreement dated August 1, 1991, between FFCC and Banco Santander
               Puerto Rico.(5)

    10.45      Addendum to Warehousing Loan Agreement dated May 29, 1992, between FFCC and Banco Santander
               Puerto Rico.(5)

    10.46      Letter Agreement dated November 28, 1988 amending the Loan Agreement between FFCC and Scotiabank de Puerto Rico dated November 25, 1987.(5)

    10.47      Amendment dated June 29, 1989 to the Loan Agreement between FFCC and Scotiabank de Puerto Rico dated November 25, 1987.(5)

    10.48      Letter Agreement dated September 21, 1992, between FFCC and Banco Bilbao Vizcaya confirming the extension and  renewal of the Loan Agreement between  Banco Commercial de Mayaguez and FFCC dated
               November 20, 1990.(5)

    10.49      Employment Agreement dated as of April 1, 1993 between FFCC and Luis Alvarado.

    10.50      Customer Agreement, dated March 9, 1993, between FFCC and Meridian Capital Markets Inc. relating to the execution of Forward Contracts.(6)

   Exhibit
    Number                                                Description
    ------                                                -----------
    10.51      Master Repurchase Agreement, dated March 24, 1993, between FFCC and Bear Sterns Mortgage Capital
               Corporation.(7)

    10.52      Master Production Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(8)

    10.53      Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between
               FFCC and Doral Federal.(9)

    10.54      Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between
               FFCC and Nomura Asset Capital Corporation.

    10.55      Purchase and Servicing Agreement, dated as of September 1, 1993, between FFCC and Meridian
               Capital markets, a Division of Meridian Bank.

     21.       List of FFCC's subsidiaries.

     28.1      Agreement and Plan of Reorganization dated as of December 11, 1992 between FFCC and Catano
               Federal Savings Bank.(10)

____________________

     (1) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-17224).

     (2) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on From 10-Q for the quarter ended March 31, 1993 (File No. 0-17224)

     (3) Incorporated herein by reference to the same exhibit number as filed pursuant to Item 15(b) of the Company's Form 10 filed with the Commission on October 7, 1988, as amended by Form 8 amendments thereto.

     (4) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-1 (No. 33-39651) filed with the Commission on March 29, 1991.

     (5) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.

     (6) Incorporated by reference to exhibit number 19.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1993 (File No. 0-17224).

     (7) Incorporated by reference to exhibit number 19.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1993 (File No. 0-17224).

     (8) Incorporated by reference to exhibit number 19.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993 (File No. 0-17224).

     (9) Incorporated by reference to exhibit number 19.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993 (File No. 0-17224).

     (10) Incorporated herein by reference to exhibit number 1 of the Company's Current Report on Form 8-K filed with the Commission on December 16, 1992.

         (b)  Reports on Form 8-K.

         Not applicable

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Caribbean Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST FINANCIAL CARIBBEAN CORPORATION


                                        By:        /s/  Salomon Levis
                                             ---------------------------------
                                                        Salomon Levis
                                                   Chairman of the Board and
                                                    Chief Executive Officer

Date:  March 30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     /s/  Salomon Levis           Chairman of the Board and        March 30, 1994
- -----------------------------      Chief Executive Officer
       (Salomon Levis)




     /s/  Luis Alvarado           Executive Vice President,        March 30, 1994
- -----------------------------     Chief Financial Officer and
       (Luis Alvarado)           Principal Accounting Officer




   /s/  Richard F. Bonini
- -----------------------------
     (Richard F. Bonini)                  Director                 March 30, 1994




 /s/  Edgar M. Cullman, Jr.
- -----------------------------
   (Edgar M. Cullman, Jr.)                Director                 March 30, 1994




 /s/  Frederick M. Danziger
- -----------------------------
   (Frederick M. Danziger)                Director                 March 30, 1994





     /s/  John L. Ernst
- -----------------------------
       (John L. Ernst)                    Director                 March 30, 1994




      /s/  Zoila Levis
- -----------------------------
        (Zoila Levis)                     Director                 March 30, 1994


                     FIRST FINANCIAL CARIBBEAN CORPORATION
                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           FOR INCLUSION IN FORM 10-K
                            ANNUAL REPORT FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION

             FIRST FINANCIAL CARIBBEAN CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               FEBRUARY 3, 1994


                                                                               Page
                                                                               ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . .   F-3

 Financial Statements

      Consolidated Balance Sheet as of December 31, 1993 and 1992   . . . . .   F-5

      Consolidated Statement of Income and Retained Earnings for the Years
        ended December 31,1993, 1992 and 1991 . . . . . . . . . . . . . . . .   F-6

      Consolidated Statements of Cash Flows for the Years ended December 31,
        1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

      Consolidated Statement of Changes in Capital Stock for the Years
        ended December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . .   F-9

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  F-10

        All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

Price Waterhouse

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
First Financial Caribbean Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings, of changes in capital stock and of cash flows present fairly, in all material respects, the financial position of First Financial Caribbean Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993.


/s/ Price Waterhouse
- ----------------------
PRICE WATERHOUSE

San Juan, Puerto Rico
February 3, 1994

Stamp 1196931 of the P.R. Society
of Certified Public Accountants has
been affixed to the file copy of this report

                           FIRST FINANCIAL CARIBBEAN

                                  CORPORATION

                            REPORT AND CONSOLIDATED

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1993 AND 1992

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                                      December 31
                                                                                                      -----------
                                                                                               1993                    1992
                                                                                               ----                    ----
Cash and cash equivalents                                                                 $ 37,306,845            $ 18,687,067
Certificates of deposit                                                                                              2,500,000
Accounts receivable, net                                                                    22,816,121              19,669,461
Mortgage loans held for sale                                                               272,077,048             128,813,534
Mortgage-backed securities held for sale                                                   131,843,453             124,967,042
Mortgage notes receivable, net                                                                 402,579               7,282,003
Property, leasehold improvements and
 equipment, net                                                                              5,771,193               3,009,516
Cost in excess of fair value of net assets acquired                                          6,536,570               5,535,146
Real estate held for sale, net                                                               2,928,305               3,647,772
Other assets                                                                                 6,749,137               6,860,157
                                                                                          ------------            ------------
                    Total assets                                                          $486,431,251            $320,971,698
                                                                                          ============            ============
Escrow funds (See contra)                                                                 $ 62,650,000            $ 34,500,000
                                                                                          ============            ============
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------

Loans payable                                                                             $192,794,175            $ 98,424,124
Securities sold under agreements to repurchase                                             143,199,642             128,755,230
Deposits                                                                                    26,450,846
Advances from FHLB                                                                           2,431,379
Payables and accrued liabilities                                                            38,401,583              34,941,102
Income tax payable                                                                           3,748,979                 383,822
Deferred tax liability                                                                       2,460,000
                                                                                          ------------            ------------

                    Total liabilities                                                      409,486,604             262,504,278
                                                                                          ------------            ------------
Stockholders' equity:
         10.5% Cumulative Convertible Preferred Stock, Series
          A, $1 par value, 2,000,000 shares authorized;
          414,413 shares issued and outstanding (1992 - 510,895)
          (liquidating preference of $10 per share, aggregating
          $4,144,130).                                                                         414,413                 510,895
         Common stock, $1 par value, 10,000,000 shares authorized
          (1992 - 5,000,000); 6,762,138 shares issued and outstanding
          (including 3,381,069 shares issued on December 10, 1993 as
          stock split) (1992 - 3,284,587)                                                    6,762,138               3,284,587
         Paid-in capital                                                                    16,884,486              20,258,555
         Retained earnings                                                                  53,219,178              35,041,903
                                                                                          ------------            ------------
                                                                                            77,280,215              59,095,940
Treasury stock at par value, 14,000
 shares (1992 - 7,000)                                                                         (14,000)                 (7,000)
Unearned compensation under employment contracts                                              (321,568)               (621,520)
                                                                                          ------------            ------------
                                                                                            76,944,647              58,467,420
                                                                                          ------------            ------------
Commitments and contingencies                                                              ___________             ___________
                                                                                          $486,431,251            $320,971,698
                                                                                          ============            ============
Liability for escrow funds (See contra)                                                   $ 62,650,000            $ 34,500,000
                                                                                          ============            ============

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                             1993                1992               1991
                                                                             ----                ----               ----
Revenues:
         Mortgage loan sales and fees                                      $35,230,405         $24,559,391        $15,692,580
         Servicing income                                                    8,627,024           7,163,354          5,498,186
         Interest income                                                    23,774,659          16,983,192         17,331,282
         Gain on sale of servicing rights                                    2,378,000             934,697            763,839
         Other income                                                          218,123             162,975            143,704
                                                                           -----------         -----------        -----------

                                                                            70,228,211          49,803,609         39,429,591
                                                                           -----------         -----------        -----------

Expenses:
         Interest                                                            9,710,091           9,269,798         12,302,862
         Loan origination costs,
          administrative and general                                        29,596,875          24,117,895         17,406,644
                                                                           -----------         -----------        -----------

                                                                            39,306,966          33,387,693         29,709,506
                                                                           -----------         -----------        -----------

Income before income taxes                                                  30,921,245          16,415,916          9,720,085

Income taxes:
 Current                                                                     7,141,681           3,371,097          2,987,268
 Deferred                                                                    2,460,000              --                  --
                                                                           -----------         -----------        -----------

                                                                             9,601,681           3,371,097          2,987,268
                                                                           -----------         -----------        -----------

                      Net income                                            21,319,564          13,044,819          6,732,817

Retained earnings at beginning
 of year                                                                    35,041,903          24,179,049         19,065,739

         Less cash dividends:
                    Convertible preferred stock $1.05
                     per share in 1993 and 1992 (1991 -
                     $.525 per share)                                          496,948             538,547            269,810
                    Common stock $.40 per share (1992 -
                     $.30; 1991 - $.26 per share)                            2,645,341           1,643,418          1,349,697
                                                                           -----------         -----------        -----------

Retained earnings at end of year                                           $53,219,178         $35,041,903        $24,179,049
                                                                           ===========         ===========        ===========

Net income per share:
         Primary                                                             $3.15                $2.35              $1.26
                                                                             =====                =====              =====
         Fully diluted                                                       $2.81                $2.06              $1.25
                                                                             =====                =====              =====

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Year ended December 31,
                                                                                         -----------------------
                                                                                 1993             1992            1991
                                                                                 ----             ----            ----
Cash flows from operating activities:
   Net income                                                                 $ 21,319,564     $13,044,819   $ 6,732,817
                                                                              ------------     -----------   -----------
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Amortization of cost in excess of fair value of net
      assets acquired                                                              255,476         247,077       246,579
     Amortization of servicing rights                                              492,000         506,000       560,489
     Depreciation and amortization                                                 698,300         519,308       433,096
     Deferred tax provision                                                      2,460,000
     Gain on sale of servicing rights                                           (2,378,000)       (934,697)     (763,839)
     Allowances for losses                                                       1,012,500         715,055       166,047
     Increase in mortgage loans held for sale                                 (132,967,514)    (45,525,650)  (26,288,371)
     Increase in mortgage-backed securities held for sale                       (6,876,411)     (1,310,855)  (33,533,241)
     (Increase) decrease in interest receivable                                    (18,979)       (527,399)      837,581
     Increase (decrease) in loans payable                                       98,215,950      31,534,057   (28,373,567)
     (Decrease) increase in interest payable                                      (149,082)         77,917        49,807
     Increase (decrease) in securities sold under
      agreements to repurchase                                                  14,444,412      (4,193,527)   49,032,405
     Increase in payables and accrued liabilities                                3,480,563      12,892,958     1,702,597
     Increase (decrease) in income tax payable                                   3,365,157      (2,006,518)    2,077,778
     Issuance of common stock under employment contracts                           299,952         235,756       157,170
                                                                             -------------     -----------   -----------
         Total adjustments                                                     (17,665,676)     (7,770,518)  (33,695,469)
                                                                             -------------     -----------   -----------
         Net cash provided (used) by operating activities                        3,653,888       5,274,301   (26,962,652)
                                                                             -------------     -----------   -----------
Cash flows provided by investing activities:
   Cash resulting from acquisition of Doral Federal
    Savings, net of purchase price                                                 227,000
   Redemption (purchase) of certificates of deposit                              2,500,000      (2,500,000)    2,350,000
   Decrease in mortgage loans held for investment                                                             38,178,316
   Decrease in mortgage notes receivable                                         6,763,184      16,635,365    28,799,553
   (Increase) decrease in accounts receivable                                   (3,900,941)     (7,203,614)    4,524,915
   Purchase of property, equipment and leasehold improvements                   (2,981,977)       (990,888)     (139,661)
   Payments of contingent purchase price of subsidiary                            (985,900)       (450,497)     (605,331)
   Proceeds from disposal of real estate held for sale                           4,363,585       6,219,250     6,024,737
   Acquisition of real estate held for sale                                     (3,699,118)     (4,955,184)   (6,167,829)
   Servicing rights acquired                                                       (14,943)       (251,091)   (1,215,034)
   Proceeds from sale of servicing rights                                        2,378,000         934,697       900,546
   Decrease (increase) in other assets                                             166,963        (447,670)     (277,575)
                                                                             -------------     -----------   -----------
         Net cash provided by investing activities                               4,815,853       6,990,368    72,372,637
                                                                             -------------     -----------   -----------


                                  (Continued)

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                                                                         Year ended December 31,
                                                                                         -----------------------
                                                                                  1993              1992          1991
                                                                                  ----              ----          ----
Cash flows from (used by) financing activities:
     Decrease in loans payable related to mortgage
      notes receivable                                                          (3,845,899)      (10,708,935)  (25,984,200)
     Increase in deposits                                                       18,141,846
     Proceeds from issuance of common and preferred stock, net                                    11,327,999     4,660,720
     Decrease in securities sold under agreements to repurchase
      related to mortgage loans held for investment                                                            (38,178,316)
     Repayment of advances from FHLB                                            (1,003,621)
     Purchase of treasury stock                                                                                    (14,926)
     Payment of dividends                                                       (3,142,289)       (2,181,965)   (1,619,507)
                                                                              ------------       -----------   -----------
       Net cash provided (used) by financing activities                         10,150,037        (1,562,901)  (61,136,229)
                                                                              ------------       -----------   -----------
Net increase (decrease) in cash and cash equivalents                            18,619,778        10,701,768   (15,726,244)
Cash and cash equivalents at beginning of year                                  18,687,067         7,985,299    23,711,543
                                                                              ------------       -----------   -----------
Cash and cash equivalents at end of year                                      $ 37,306,845       $18,687,067   $ 7,985,299
                                                                              ============       ===========   ===========





         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

               CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL STOCK




                                                        Preferred          Common             Paid-in            Treasury
                                                          stock             stock             capital             stock
                                                          -----             -----             -------             -----
Balance at December 31,
 1990                                                                     $2,591,910        $ 5,119,621         ($24,050)

Shares issued on June 28,
 1991                                                   $513,572                              4,147,148
2,000 shares purchased
 at $7.46                                                                                       (12,926)          (2,000)
                                                        --------          ----------        -----------          -------

Balance at December 31,
 1991                                                    513,572           2,591,910        $ 9,253,843          (26,050)
Shares issued on November 5,
 1992                                                                        690,000         10,637,999
Shares converted                                          (2,677)              2,677
Shares issued under restricted
 stock plan                                                                                     366,713           19,050
                                                        --------          ----------        -----------          -------

Balance at December 31,
 1992                                                    510,895           3,284,587         20,258,555           (7,000)

Stock split on
 December 10, 1993                                                         3,381,069         (3,374,069)          (7,000)

Shares converted                                         (96,482)             96,482
                                                        --------          ----------        -----------          -------
Balance at December 31,
 1993                                                   $414,413          $6,762,138        $16,884,486         ($14,000)
                                                        ========          ==========        ===========          =======




         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - REPORTING ENTITY:

The consolidated financial statements include the accounts of First Financial Caribbean Corporation and its wholly-owned subsidiaries ("FFCC" or the "Company"), Doral Mortgage Corporation ("Doral"), RSC Corp. ("RSC") and Doral Federal Savings Bank ("Doral Federal"). All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 10, 1993, the Company acquired all of the outstanding common stock of Doral Federal Savings Bank (formerly Catano Federal Savings Bank) at a price of approximately $1,200,000, including transaction expenses. This acquisition was accounted for using the purchase method of accounting. The acquisition cost plus direct costs of the merger were allocated to the individual assets acquired and liabilities assumed based on their fair values. The excess of acquisition cost over the fair values of assets acquired and liabilities assumed amounting to approximately $271,000 was recorded as goodwill and will be amortized over a ten-year period. The consolidated statements of income and retained earnings for the year ended December 31, 1993 includes the results of operations of Doral Federal since the date of the acquisition.

The following is a summary of the assets acquired and liabilities assumed as of September 10, 1993:


             Assets
             ------
      Cash and cash equivalents                         $ 1,427,000
      Loans, less allowance for losses                   10,319,000
      Federal Home Loan Bank stock                          200,000
      Property and equipment, net                           478,000
      Real estate owned                                      45,000
      Other assets                                          604,000
                                                        -----------

                                                        $13,073,000
                                                        ===========

             Liabilities
             -----------

      Deposits                                          $ 8,309,000
      Advances from FHLB of N.Y.                          3,435,000
      Other                                                 129,000
                                                        -----------
                                                        $11,873,000
                                                        ===========

Proforma results of operations for the current and the preceding period as though the acquisition had been made at the beginning of such periods are substantially similar to actual results of operations for the periods and therefore are not presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

The Company is engaged in the origination, purchase and sale of FHA, VA and conventional first and second mortgage loans and in providing and/or arranging for interim financing for the construction of residences and other types of real estate developments in Puerto Rico and Florida. The Company, in combination with its subsidiaries, services FHA insured, VA guaranteed and conventional mortgage loans pooled for issuance of Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) backed securities and collaterized mortgage obligations certificates issued by grantor trusts established by the Company (CMO Certificates). Doral Federal is a federal savings bank that operates through a single branch located in Catano, Puerto Rico.

The following summarizes the more significant accounting policies used by the Company.

Mortgage-backed securities held for sale

Mortgage-backed securities held for sale consist of GNMA, FNMA, FHLMC mortgage-backed securities and CMO certificates. These securities are recorded at the lower of cost or market computed on an aggregate portfolio basis.

Mortgage loans held for sale

Mortgage loans held for sale consist of FHA, VA and conventional loans. These loans are recorded at the lower of cost or market computed on an aggregate portfolio basis.

Mortgage notes receivable

Mortgage notes receivable are held principally for investment purposes. These consist of residential first and second mortgages with maturity dates ranging from three to ten years.

Allowances for losses

Allowances for losses are provided for estimated losses on mortgage notes receivable, accounts receivable and real estate held for sale based upon a review of the loan portfolio, loss experience, economic conditions and other pertinent factors.

Cost in excess of fair value of net assets acquired

The cost in excess of fair value of net assets acquired is amortized on the straight-line basis over their estimated useful lives (30 year period for the acquisition of Doral and RSC, and a 10 year period for the acquisition of Doral Federal).

Income and expense recognition

Loan origination fees and related direct loan origination costs are deferred and amortized to income as an adjustment of yield throughout the life of the related mortgage loan. Such fees and costs related to loans held for sale are deferred and recognized in income as a component of gain on sale of loans when the related loans are sold.

Gains on sales of mortgages are recognized at the time of sale of pools, or individual loans, to investors.

Interest rate risk management

The Company has various mechanisms to reduce its exposure to interest rate fluctuations, as they affect the values of the portfolio holdings and the prices of newly created loans and loans to be originated.

The Company enters into options on futures contracts designated as trading hedges which are marked to market on a monthly basis with the resulting gains and losses charged to operations. Losses on future contracts are generally indicative of higher profits on sale of mortgage loans. During the years ended December 31, 1993, 1992 and 1991 net losses from futures transactions, designated as trading hedges, amounted to approximately $1,367,000, $1,376,000 and $999,000, respectively.

Changes in the market value of future contracts that qualify as hedges of existing assets or liabilities are recognized as an adjustment of the carrying amount of the hedged items.

Loan servicing

The Company pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates. Mortgages included in the resulting GNMA, FNMA and FHLMC pools, CMO certificates and certain pools of conventional loans sold to investors are serviced by the Company. The Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 1993, accounts receivable include advances to investors of approximately $2,800,000 (1992 - $1,400,000). The Company is also required to foreclose on loans in the event of default by the mortgagor, and to make full payment on foreclosed loans. No asset or liability is recorded on the books of account of the Company for mortgages serviced, except for servicing rights acquired. Mortgage loan servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected. When the stated servicing fee rate is materially different from the current servicing fee rate on loans sold with servicing retained, an excess servicing receivable is recognized at the time of the sale. Amortization of excess servicing is provided based on the amount and timing of future cash flows. Amortization of excess servicing for each of the years ended December 31, 1993, 1992, and 1991 was approximately $161,000, $28,000 and $16,000, respectively.

Excess servicing receivable at December 31, 1993 amounted to approximately $3,464,000 (1992 -$500,000).

Servicing rights acquired

The cost of acquiring the rights to service mortgage loans is capitalized. The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Any unamortized balance related to rights sold is charged to income at time of sale.

Capitalized servicing rights are analyzed quarterly by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool-by-pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value of the purchased mortgage servicing rights (determined based on estimated future net cash flows discounted at current rates) will be less than their carrying amounts, an impairment is recognized by charging such excess to income.

Real estate held for sale

The Company acquires real estate through foreclosures. These properties are held for sale and are stated at the lower of fair value, minus estimated costs to sell, or cost.

Property, leasehold improvements and equipment

Property, leasehold improvements and equipment are carried at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter, for leasehold improvements, ranging from five to ten years.

Income taxes

In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. A valuation allowance is recognized for any deferred tax asset for which, based on management's evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The initial application of this standard has no effect because there was no significant temporary differences at January 1, 1993.

Employers' Accounting for Postemployment Benefits and Accounting for Impairment of a Loan

In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement, which the Company must adopt for fiscal years beginning after December 15, 1993, establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (known as "postemployment benefits"). The Statement requires recognition of the cost of postemployment benefits on an accrual basis.

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This statement, which the Company must adopt for fiscal years beginning after December 15, 1994, requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The Company does not expect the adoption of these statements to have a material effect on the results of its operations or its financial condition.

Accounting for Certain Investments In Debt and Equity Securities

In May 1993, the FASB also issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, which the Company must adopt in the first quarter of 1994, addresses the accounting and reporting for investments on equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

                      o Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

                      o Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Mortgage-backed securities held for sale in conjunction with mortgage banking activities must be classified as trading securities.

                      o Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

Management is currently evaluating the effect of adopting this statement and believes that had the Company adopted the provisions of this standard at December 31, 1993, approximately $132,000,000 of mortgage-backed securities would have been classified as trading securities and the net income for the year ended December 31, 1993 would have been increased by approximately $1,500,000.

Statement of cash flows

Cash and cash equivalents include cash in banks and certificates of deposit (1993 - $1,800,000 and 1992 - $700,000) and other highly liquid securities with an original maturity of three months or less.

At December 31, 1993, other highly liquid securities include $22,026,203 of securities purchased under agreements to resell as follows:

                                               Amount                  Maturity
                                               ------                  --------
Lehman Brothers Puerto Rico, Inc.           $20,021,168           January 3, 1994
Dean Witter                                   1,004,852           January 3, 1994
Lehman Brothers Puerto Rico, Inc.             1,000,183           February 28, 1994
                                            -----------

                                            $22,026,203
                                            ===========


Earnings per share

Primary net income per share is determined by dividing net income, after deducting preferred stock dividends, by the weighted average number of common stock outstanding considering the dilutive effect of restricted stock awards.

Fully diluted net income per share has been computed based on the assumption that all of the convertible preferred stock are converted into common stock as of July 1, 1991.

On October 25, 1993 the Company declared a two for one stock split on its shares of common stock outstanding. The stock split was effected in the form of a stock dividend of one additional share of common stock for each share of common stock held on record date of November 22,1993. As a result, a total of 3,381,069 shares of common stock were issued on December 10, 1993. Also as a result of the stock split referred to above, each outstanding share of the Company's Series A Preferred Stock is now convertible into two shares of common stock at a conversion price of $5 per share.

For purposes of the computation of earnings per share and common stock dividends per share, the stock split including the effect of the preferred stock's change in the computation of common stock equivalents, was retroactively recognized in all periods presented in the financial statements.

The number of shares of common stock used for computing the primary and fully diluted net income per share was as follows:

                                   1993              1992                 1991
                                   ----              ----                 ----
     Primary                      6,614,854         5,321,600             5,135,206
     Fully diluted                7,576,964         6,347,392             5,411,744

Primary earnings per share for 1992 would have been $2.33 if the 19,050 shares issued under the Company's Restricted Stock Plan on December 31, 1992 had been issued on January 1, 1992.

Fair value of financial instruments

The reported fair values of financial instruments are based on a variety of factors. For a substantial portion of financial instruments, fair values represent quoted market prices for identical or comparable instruments. In a few other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

Other

Certain reclassifications of prior years' data have been made to conform to 1993 classifications.

NOTE 3 - COST IN EXCESS OF FAIR VALUE
         OF NET ASSETS ACQUIRED:

Doral and RSC were acquired in December 1986 for approximately $3,700,000 in cash plus a ten-year deferred minimum pay-out of $875,000. These transactions were accounted for by the purchase method of accounting resulting in $1,620,000 of cost in excess of the fair value of net assets acquired. Subsequent contingent payments under the purchase agreements are accounted for as additional cost over the fair value of assets acquired. The amount of such pay-outs are determined based on a percentage ranging from 1/16% to 1/4% of the aggregate principal amount of mortgage loans closed. The deferred pay-out portion has been discounted using an imputed interest rate of 8%.

Contingent payments under the Doral purchase agreement amounted to $985,900, $450,497 and $605,331 for the years ended December 31, 1993, 1992 and 1991, respectively.

Total amortization expense charged to operations for each of the years ended December 31, 1993, 1992, and 1991 was $255,476, $247,077 and $246,579,
respectively. Total accumulated amortization relating to cost in excess of fair value of net assets acquired amounted to $2,617,405, $2,361,929 and $2,114,852 at December 31, 1993, 1992 and 1991, respectively.

At December 31, 1993, cost in excess of fair value of net assets acquired includes approximately $271,000 resulting from the acquisition of Doral Federal.

NOTE 4 - REGULATORY REQUIREMENTS:
The Company is a U.S. Department of Housing and Urban Development (HUD) approved, non-supervised mortgagee and must maintain an excess of current assets over current liabilities and a minimum net worth, as defined by HUD,
GNMA, FNMA and FHLMC.   The Company is also required to maintain fidelity bond
and errors and omissions insurance coverages based on the balance of its servicing portfolio.

As a result of the acquisition of Doral Federal, legally the Company became a savings and loan holding company ("SLHC") subject to the restrictions and requirements of the Home Owners' Loan Act of 1933, as amended (the "HOLA"). As a SLHC, the Company was required to register with the Director of the Office of Thrift Supervision (the "OTS") and is subject to various requirements of the HOLA, including examination, supervision and reporting requirements. Federal law and OTS regulations place certain limits on the types of activities in which a SLHC and its subsidiaries may engage. However, in general, these activity restrictions do not apply to a holding company that controls only one savings and loan association, provided such association meets the "qualified thrift lender" test which generally requires the association to have 65% of its portfolio assets in "qualified thrift investments." For Puerto Rico based institutions, these investments include, among other things, home mortgages, mortgage-backed securities, and personal loans. Doral Federal is also subject to certain regulatory capital requirements.

The Company has complied with these regulatory requirements.

NOTE 5 - MORTGAGE LOANS AND MORTGAGE-BACKED SECURITIES HELD FOR SALE:

Mortgage loans and mortgage-backed securities held for sale consist of:

                                                                 December 31,
                                                                 ------------
                                                          1993                    1992
                                                          ----                    ----
Mortgage Loans:
       FHA/VA loans                                  $ 93,541,434              $ 41,998,561
       Conventional loans                             168,388,082                82,549,921
       Construction loans                               7,734,456                 4,265,052
                                                     ------------              ------------

                                                      269,663,972               128,813,534
                                                     ------------              ------------

Commercial and consumer loans                           2,413,076
                                                     ------------              ------------

                                                      272,077,048               128,813,534
                                                     ------------              ------------
Mortgage-backed securities:
       GNMA                                          $ 48,652,131              $ 73,545,448
       FHLMC                                           26,401,283                27,114,607
       CMO certificates                                53,267,904                23,716,153
       FNMA                                             3,522,135                   590,834
                                                     ------------              ------------

                                                      131,843,453               124,967,042
                                                     ------------              ------------

                                                     $403,920,501              $253,780,576
                                                     ============              ============

CMO certificates include the following:

Certificates of other issuers                        $ 39,769,904              $ 18,505,355

Residual certificates, CMO's
established by the Company                              9,448,000                 5,210,798

Subordinated certificates, CMO's
 established by the Company                             4,050,000
                                                     ------------              ------------


                                                     $ 53,267,904              $ 23,716,153
                                                     ============              ============

At December 31, 1993, the aggregate amortized cost and approximate market value of are as follows:

  Amortized           Gross unrealized               Gross unrealized             Approximate
    cost                    gains                         losses                 market value
    ----                    -----                         ------                 ------------
  $403,920,000           $4,298,000                   ($1,230,000)               $406,988,000
  ============           ==========                    ==========                ============

Proceeds from sales of mortgage loans held for sale during 1993 were approximately $1,656,000,000 (1992 - $772,000,000). Gross gains of $49,882,000
(1992 - $27,431,000) and gross losses of $14,652,000 (1992 - $2,872,000) were realized on those sales.

As of December 31, 1993, Doral Federal has commercial and consumer loans amounting to approximately $500,000 on which the accrual of interest income had been discontinued If these loans had been accruing interest, the additional interest income realized would have been approximately $51,000.

Doral Federal originates adjustable and fixed interest rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to various market indexes. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Federal pays on the short-term deposits that have primarily funded these loans.

NOTE 6 - MORTGAGE NOTES RECEIVABLE:

Mortgage notes receivable consist of:

                                                                 December 31,
                                                                 ------------
                                                            1993               1992
                                                            ----               ----
Residential and commercial first and
 second mortgage loans at 9% (1992 -
 ranging from 9.0% to  12.0%)                             $402,579          $7,398,243
  Less - Allowance for estimated losses                                       (116,240)
                                                          --------          ----------
                                                          $402,579          $7,282,003
                                                          ========          ==========

NOTE 7 - ALLOWANCES FOR LOSSES:

The changes in the allowances for losses were as follows:

                                                                         Year ended December 31,
                                                                         -----------------------
                                                             1993                 1992               1991
                                                             ----                 ----               ----
Accounts and mortgage notes receivable:
  Balance at beginning of period                           $1,283,925           $1,051,425         $  975,138
  Provision for losses                                        889,500              315,055            166,047
  Losses charged to the allowance                            (726,862)             (82,555)           (89,760)
                                                           ----------           ----------         ----------
  Balance at end of period                                 $1,446,563           $1,283,925         $1,051,425
                                                           ==========           ==========         ==========
Real estate held for sale:
  Balance at beginning of period                             $400,000           $   - 0 -
  Provision for losses                                        100,000              400,000
  Other                                                        25,000
                                                           ----------           ----------
  Balance at end of period                                 $  525,000           $  400,000
                                                           ==========           ==========

At December 31, 1993, the reserve for bank loan losses amounted to approximately $234,000. Losses charged to the allowance, net of recoveries, and the provision for losses amounted to approximately $305,000 and $23,000, respectively.

NOTE 8 - PROPERTY, LEASEHOLD IMPROVEMENTS
         AND EQUIPMENT:

Property, leasehold improvements and equipment consist of:

                                                                           December 31,
                                                                           ------------
                                                                   1993                    1992
                                                                   ----                    ----
Office furniture and equipment                                    $4,316,131              $2,626,870
Leasehold improvements                                             2,953,177               1,654,020
Automobiles                                                          334,912                 326,276
Real estate under rental agreements                                   73,660                 107,857
Office building                                                      398,695
                                                                  ----------              ----------
                                                                   8,076,575               4,715,023
  Less - Accumulated depreciation
  ----
   and amortization                                               (2,448,353)             (1,918,732)
                                                                  ----------              ----------
                                                                   5,628,222               2,796,291
Construction in progress related to
 leasehold improvements                                              142,971                 213,225
                                                                  ----------              ----------
                                                                  $5,771,193              $3,009,516
                                                                  ==========              ==========

NOTE 9 - OTHER ASSETS:

                                                              December 31,
                                                              ------------
Other assets consist of:                              1993                    1992
                                                      ----                    ----
Servicing rights acquired                           $6,315,109              $6,245,276
  Less - Accumulated amortization                   (2,320,321)             (1,828,321)
  ----                                              ----------              ----------
                                                     3,994,788               4,416,955
Interest in partnership                                135,000                 135,000
Prepaid and other assets                             2,619,349               2,308,202
                                                    ----------              ----------
                                                    $6,749,137              $6,860,157
                                                    ==========              ==========

Amounts capitalized during the years ended December 31, 1993, 1992 and 1991 in connection with the acquisition of rights to service mortgage loans amounted to $14,943, $251,091 and $1,215,034, respectively.

Amortization of servicing rights was $492,000, $506,000 and $560,489, for the years ended December 31, 1993, 1992 and 1991, respectively. During the year ended December 31, 1991, $136,707 of unamortized servicing rights acquired related to the portfolios sold was charged to income.

The Company's servicing portfolio amounted to approximately $2,375,000,000 and $1,700,000,000 at December 31, 1993 and 1992, respectively, including $164,000,000 and $244,000,000 respectively, of loans sold with recourse which are not government guaranteed or insured. The Company estimates the fair value of the retained recourse obligation at the time the loans are sold. Ordinarily the amounts involved are minimal insofar as the recourse obligations are met by substituting loans which the Company has generally been able to rehabilitate and resell for at least their carrying amount. Accordingly, a reserve for possible losses arising from recourse obligations has not been deemed necessary.

During the years ended December 31, 1993, 1992 and 1991, the Company sold rights to service loans amounting to approximately $198,700,000, $53,400,000 and $51,500,000, respectively. During the year ended December 31, 1991, the Company purchased servicing portfolios amounting to approximately $49,400,000. No servicing portfolio was purchased in 1993 and 1992.

NOTE 10 - PAYABLES AND ACCRUED LIABILITIES:
Payables and accrued liabilities consist of the following:

                                                                      December 31,
                                                                      ------------
                                                             1993                      1992
                                                             ----                      ----
Amounts retained on mortgage loans,
 generally paid within 5 days                            $11,723,787               $13,604,260
Customer mortgages and closing
 expenses payable                                          5,351,719                 2,871,010
Deferred compensation plan                                 2,663,722                 2,256,714
Incentive compensation payable                             7,472,221                 4,739,670
Accrued expenses and other payables                       11,190,134                11,469,448
                                                         -----------               -----------
                                                         $38,401,583               $34,941,102
                                                         ===========               ===========

NOTE 11 - LOANS PAYABLE:
At December 31, 1993 and 1992, the Company had several mortgage warehousing lines of credit totalling $257,500,000 and $96,500,000, respectively. Advances under the mortgage warehousing lines of credit are secured by loans held for inclusion in GNMA, FNMA and FHLMC pools or for sale to financial investors.

Loans payable consist of the following:

                                                             December 31,
                                                             ------------
                                                    1993                    1992
                                                    ----                    ----
Loans payable resulting from use
 of warehousing lines of credit
 at various rates averaging 4.6%
 and 5.1% at December 31, 1993
 and 1992, respectively, and other
 financing arrangements                         $192,615,644                $93,924,831

Note payable to bank, at 1% over prime
 rate collateralized by mortgage notes
 receivable, payable in equal monthly
 installments of principal plus interest
 through 1994.                                       178,531                  4,499,293
                                                ------------                -----------

                                                $192,794,175                $98,424,124
                                                ============                ===========

Maximum borrowings outstanding at any month-end during 1993 and 1992 under the mortgage warehousing lines of credit were $98,000,000 and $77,000,000, respectively. The approximate average outstanding borrowings during the periods were $81,000,000 and 66,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis, was 4.2% in 1993 and 5.3% in 1992.

The existing warehousing credit facilities require the Company to maintain certain capital ratios and to comply with other requirements. At December 31, 1993, the Company was in compliance with these requirements.

NOTE 12 - SECURITIES SOLD UNDER
          AGREEMENTS TO REPURCHASE:

The Company sells mortgage-backed securities and mortgage loans under agreements to repurchase. At December 31, 1993 and 1992, the Company had several repurchase agreement lines of credit, totalling $215,000,000 and $180,000,000, respectively. At December 31, 1993 and 1992, the Company had a liability of $143,199,642 and $128,755,230, respectively, relating to such agreements at interest rates ranging from 2.9% to 9.0% in 1993 and 3.0% to 6.0% in 1992. These agreements mature at various dates as follows:

December 31, 1993:

                                                                                           Approximate
                                        Book value of                                      market value
                                         underlying              Repurchase                of underlying
  Type of security                       securities              liability                  securities
  ----------------                      -------------            ----------                -------------
GNMA (1)                               $ 14,628,596             $ 12,945,001               $ 14,865,127
FHLMC (1)                                20,952,707               20,728,297                 20,719,930
CMO Certificates (1)                     18,737,511               21,574,579                 19,327,187
Conventional Loans (1)                   34,455,652               28,610,265                 34,455,652
                                       ------------             ------------               ------------
                                         88,774,466               83,858,142                 89,367,896
                                       ------------             ------------               ------------
CMO Certificates (2)                     16,027,450               15,700,000                 16,302,500
                                       ------------             ------------               ------------
CMO Certificates (4)                      5,054,379                3,120,480                  5,045,982
                                       ------------             ------------               ------------
CMO Certificates (5)                      1,048,182                  785,000                  1,037,700
                                       ------------             ------------               ------------
GNMA (6)                                 34,476,127               36,671,667                 35,796,639
FHLMC (6)                                 2,527,855                2,688,836                  2,543,110
FNMA (6)                                    353,035                  375,517                    359,507
                                       ------------             ------------               ------------
                                         37,357,017               39,736,020                 38,699,256
                                       ------------             ------------               ------------

                                       $148,261,494             $143,199,642               $150,453,334
                                       ============             ============               ============

December 31, 1992:

                                                                                               Approximate
                                          Book value of                                        market value
                                           underlying               Repurchase                of underlying
     Type of security                      securities               liability                   securities
     ----------------                     -------------             ----------                -------------
    GNMA  (1)                             $ 28,144,318             $ 27,945,500               $ 28,393,689
    FHLMC (1)                               19,435,037               18,388,000                 19,441,646
    CMO Certificates (1)                    15,308,712               16,290,000                 15,320,108
    Conventional Loans (1)                  19,614,904               17,831,730                 19,614,904
                                          ------------             ------------               ------------
                                            82,502,971               80,455,230                 82,770,347
                                          ------------             ------------               ------------
    GNMA (2)                                   966,595                1,025,000                  1,063,255
    FHLMC (2)                                4,303,028                4,125,000                  4,281,602
    CMO Certificates (2)                     3,440,500                3,600,000                  3,465,000
                                          ------------             ------------               ------------
                                             8,710,123                8,750,000                  8,809,857
                                          ------------             ------------               ------------
    GNMA (6)                                37,707,353               36,864,500                 38,530,156
    FHLMC (6)                                3,376,543                2,360,500                  3,349,560
    FNMA (6)                                   345,498                  325,000                    348,157
                                          ------------             ------------               ------------
                                            41,429,394               39,550,000                 42,227,873
                                          ------------             ------------               ------------
                                          $132,642,488             $128,755,230               $133,808,077
                                          ============             ============               ============

(1) Term up to 30 days
(2) Term over 30 days to 90 days
(3) Term over 90 days to 1 year
(4) Term between 1 to 3 years
(5) Term between 3 to 5 years
(6) Term between 5 to 8 years

Maximum borrowings outstanding at any month-end during 1993 and 1992 under the agreements to repurchase were $152,000,000 and $132,000,000, respectively. The approximate average borrowings outstanding during the periods were $125,000,000 and $102,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis was 3.34% in 1993 and 4.03% in 1992.

At December 31, 1993, securities sold under agreements to repurchase are classified by dealer as follows:

                                                                          Approximate
                                                                          market value
                                               Balance of                of underlying
                                               borrowing                  securities
                                               ----------                -------------
Lehman Brothers Puerto Rico, Inc.             $ 40,935,950               $ 40,106,815
CS First Boston (Puerto Rico), Inc.             46,741,390                 46,014,255
PaineWebber, Inc. of Puerto Rico                 9,475,417                  9,795,820
Central Hispano Puerto Rico                     28,633,546                 34,455,652
Bear Stearns Securities Corp.                   13,502,000                 13,997,109
Others                                           3,911,339                  6,083,683
                                              ------------               ------------

    Total                                     $143,199,642               $150,453,334
                                              ============               ============

NOTE 13 - DEPOSITS:

At December 31, 1993, deposits and their weighted average interest rates are summarized as follows:

                                             Amount                  %
                                             ------                  -
Regular savings                           $ 4,880,761               2.98
NOW accounts                                2,146,504               3.12
Non-interest bearing deposits              14,034,261                 -
Certificates of deposit                     5,389,320               3.33
                                          -----------
                                          $26,450,846               1.59
                                          ===========

Certificates of deposit over $100,000 in the aggregate amounted to $2,825,000. A summary of certificates of deposit by maturity follows:

   Within one year                                                $5,249,618
   Three to four years                                                45,000
   Over four years                                                    94,702
                                                                  ----------

                                                                  $5,389,320
                                                                  ==========

At December 31, 1993, Doral Federal has deposits from officers, directors, employees and major stockholders of the Company amounting to approximately $1,300,000.

At December 31, 1993, escrow funds include approximately $7,754,000 deposited with Doral Federal. These funds are included in the Company's financial statements. Escrow funds also include approximately $54,896,000
(1992-$34,500,000) deposited with other banks and which are excluded from the Company's assets and liabilities.

NOTE 14 - ADVANCES FROM THE FEDERAL HOME LOAN BANK:

Advances from the Federal Home Loan Bank ("FHLB") consist of the following:

  9.05% due on August 25, 1994                                                          $1,100,000
  9.00% due on June 27, 1994                                                               600,000
  3.72% due on March 28, 1994                                                              300,000
  7.76% due on August 21, 1996                                                             400,000
  Other                                                                                     31,379
                                                                                        ----------

                                                                                        $2,431,379
                                                                                        ==========

The aggregate maturities of the FHLB advances are as follows:

        1994                                                          $2,031,379
        1996                                                             400,000
                                                                      ----------

                                                                      $2,431,379
                                                                      ==========

At December 31, 1993, the Company's FHLB stock and other qualified collateral (in the form of first mortgage notes) amounting to $3,439,620 were pledged to secure advances from the FHLB.

NOTE 15 - INCOME TAXES:

Under the provisions of Law No. 38 of May 20, 1983, the Company is exempt from the payment of Puerto Rico income taxes on the interest earned on mortgages on residential properties located in Puerto Rico which were executed after June 30, 1983, and are insured or guaranteed pursuant to the provisions of the National Housing Act of June 27, 1934, as amended, and pursuant to the Provisions of the Servicemen's Readjustment Act of 1944, as amended.

The 1987 Puerto Rico Tax Reform Act ("the Reform Act") imposed an alternative minimum tax (AMT) of 22% on regular income after adjustment for certain items provided for by the Reform Act. The income tax liability will be the greater of the tax computed under the regular tax system or the AMT system.

Doral Federal as a federally chartered financial institution operating in Puerto Rico, is subject to U.S. Federal income taxes. Doral Federal has filed an election under Section 936 of the U.S. Internal Revenue Code, whereby a possession tax credit is allowed for federal income taxes attributable to income from operations in Puerto Rico.

The Omnibus Budget Reconciliation Act of 1993 limits the 936 credit effective for tax years beginning after December 31, 1993.

Substantially all income of the Company was from its mortgage banking business in Puerto Rico and, therefore, the amount of the 936 credit as well as the United States income tax was not significant.

Consolidated tax returns are not permitted under the Puerto Rico Income Tax Law, therefore, taxable income tax returns are filed individually by each Company.

The provision for income taxes differs from amounts computed by applying the applicable Puerto Rico statutory tax rate to income before taxes. A reconciliation of the difference follows:

                                                              Year ended December 31,
                                                              -----------------------
                                            1993                       1992                     1991
                                            ----                       ----                     ----
Income before income taxes              $30,921,245                $16,415,916               $9,720,085
                                        ===========                ===========               ==========
                                                % of pretax               % of pretax              % of pretax
                                     Amount       income       Amount       income       Amount       income
                                     ------       ------       ------       ------       ------       ------

Tax at statutory rates             $12,986,923      42.0      $6,894,684      42.0     $4,082,437        42.0
Tax effect of exempt interest
 income - net                       (2,717,262)     (8.8)     (2,185,608)    (13.3)    (1,048,380)      (10.7)
Tax effect of capital gains           (471,920)     (1.5)       (414,269)     (2.5)      (129,853)       (1.3)
Tax effect of dividend income                                 (1,261,584)     (7.7)
Tax effect of amortization of
 goodwill, other non- deductible
 expenses and other                   (196,060)     (0.7)        337,874       2.0         83,064          .7
                                    ----------      ----      ----------      ----     ----------        ----
Provision for income taxes          $9,601,681      31.0      $3,371,097      20.5     $2,987,268        30.7
                                    ==========      ====      ==========      ====     ==========        ====

The components of the deferred tax liability are:

    Deferred costs                                                                     $1,095,000
    Deferred book income                                                                1,365,000
                                                                                       ----------

                                                                                       $2,460,000
                                                                                       ==========

NOTE 16 - RELATED PARTY TRANSACTIONS:

Mortgage loans held for sale include approximately $521,000 of loans to various officers of the Company at prevailing interest rates.

The Company paid a computer service bureau, in which it holds a 25% interest, $617,000, $410,000 and $348,000 for services rendered during the years ended December 31, 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992 company's equity on this service bureau was not significant.

In December 1990, the Company sold real estate properties acquired through foreclosure valued at approximately $4,000,000 to a special partnership (the "Partnership") formed under a private syndication. The properties were sold at a value determined by an independent appraiser. The Company and several members of senior management invested as limited partners. The Company investment, amounting to approximately $135,000, is carried at cost and is included in other assets. At December 31, 1993 and 1992, mortgage notes receivable include approximately $400,000 and $3,142,000, respectively due from the Partnership. In addition, at December 31, 1993 accounts receivable includes approximately $550,000 due from the Partnership, mostly corresponding to several repairs and improvement made to the rental properties and funded by the Company.

NOTE 17 - FINANCIAL INSTRUMENTS WITH
          OFF-BALANCE SHEET RISK:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and sell mortgage-backed securities and loans, securities sold under agreements to repurchase and securities purchased under agreements to resell, and options on futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit and securities purchased under agreements to resell is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company does not require collateral or other security to support commitments to extend credit. At December 31, 1993, commitments to extend credit to individuals for residential mortgages amounted to approximately $23,900,000 and commitments to sell mortgage-backed securities and loans amounted to approximately $175,000,000. Commitments to extend credit are agreements to lend a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral if deemed necessary by the company upon extension of credit is based on management's credit evaluation of the counterparty. A geographic concentration exist within the Company's mortgage loans portfolio since most of the Company's business activity is with customers located in Puerto Rico.

The Company controls the credit risk of its future contracts through credit approvals, limits and monitoring procedures. Options on future contracts confer the right from sellers to buyer to take a future position at a stated price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. Collateral for securities purchased under agreements to resell is kept by the seller under custody agreements. Collateral for securities sold under agreements to repurchase is kept by the purchaser.

NOTE 18 - PENSION AND COMPENSATION PLANS:

The Company has a noncontributory target benefit pension plan ("the Plan").
The Plan covers all full time Company employees that have completed one year of service and have attained age 21.

Under the Plan, the Company contributes annually the funding amount which is projected to be necessary to fund the target benefit. The target benefit is based on years of service and the employees' compensation, as defined in the Plan. The Company has the right to terminate the Plan at any time. Upon termination, all amounts credited to the participants' accounts will become 100% vested.

Contributions to the Plan during the years ended December 31, 1993, 1992 and 1991 amounted to approximately $503,000, $120,000 and $127,000, respectively. Plan assets consist principally of mortgage loans.

The Company has unfunded deferred incentive compensation arrangements (the "Deferred Compensation") with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage banking activities, as defined, and is payable to participants after a five year vesting period. The expense for the years ended December 31, 1993, 1992 and 1991, amounted to approximately $885,000, $568,000 and $275,000, respectively.

The Company also has incentive compensation arrangements with certain employees payable currently. The incentive payments are based on the amount of mortgage loans closed and consolidated net income in excess of established return on stockholders' equity, as defined in the agreements. The expense under these arrangements for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $7,866,000, $3,370,000 and $1,050,000, respectively.

NOTE 19 - COMMITMENTS AND CONTINGENCIES:

The Insurance and Indemnity Agreements (the "Agreements") with an insurance company that has issued financial guaranty insurance policies, insuring payment of senior certificates issued by CMO grantors trusts established by the Company, provide, among other things, for the following:

- - The Company's consolidated debt shall not exceed 1000% (10 times) of consolidated stockholders' equity.

- - The Company can not sell, transfer or pledge the residual certificates issued by the trusts (amounting to approximately $9,500,000) without the insurance company approval.

At December 31, 1993 the Company was in compliance with these requirements.

At December 31, 1993, the servicing portfolio includes approximately $173,000,000 of loans sold to various grantor trusts in connection with the issuance of CMO's. Approximately $6,000,000 of residual certificates were pledged as collateral to the insurance company.

The Company has several noncancellable operating leases for its office facilities expiring through 2005. Total minimum rental commitments for leases in effect at December 31, 1993 are as follows:

              Year                                                 Amount
              ----                                                 ------
              1994                                               $1,478,000
              1995                                                1,365,000
              1996                                                1,190,000
              1997                                                  860,000
              1998                                                  345,000
              1999 and thereafter                                   190,000

Total rental expense for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $1,445,000, $817,000 and $586,000, respectively.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

NOTE 20 - CAPITAL STOCK AND PAID-IN CAPITAL:

The Company has a Restricted Stock Plan (the "Restricted Stock Plan") and a Stock Option Plan. The Restricted Stock Plan provides for the granting of up to 150,000 shares of common stock to selected officers at no cost. At December 31, 1993, the number of shares awarded and issued under the Restricted Stock Plan is 177,806 shares, including 88,903 shares issued on December 10, 1993 as result of the stock split (1992 and 1991 - 88,903 and 69,853 shares, respectively.) The terms of the Restricted Stock Plan permit the imposition of restrictions ranging from one to five years on the sale or disposition of the shares issued. At December 31, 1993, 38,100 of the shares issued under the Restricted Stock Plan were subject to such restrictions. The Stock Option Plan provides for selected officers and key employees to purchase up to 150,000 shares of common stock at prices equal to the fair market value on date of grant. No options have been awarded.

The Company's 10.5% Cumulative Convertible Preferred Stock Series A, has a liquidation preference of $10 per share plus accrued dividends and is convertible at the option of the holder into two shares of common stock at a conversion price of $5 per share. It is redeemable in whole or part at the option of the Company on or after January 1, 1995 and on or prior to December 31, 1996 at $11 per share, and thereafter, at redemption prices declining to a price of $10.30 per share on January 1, 2002. Dividends are cumulative from the date of issue and are payable quarterly.

During the year ended December 31, 1993, the number of common stock shares authorized was increased from 5,000,000 to 10,000,000 shares.

Present regulations limits the amount of dividends that Doral Federal may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would be to cause the capital of Doral Federal to be reduced below the regulatory capital requirements.

NOTE 21 - SUPPLEMENTAL INCOME STATEMENT
          INFORMATION:
The following expenses are included in loan origination costs and general and administrative expenses in the accompanying statement for the following periods:

                                                                 Year ended December 31,
                                                                 -----------------------
                                               1993                        1992                    1991
                                               ----                        ----                    ----
Employee cost                                $35,822,728                $22,312,690             $14,802,628
Taxes, other than payroll
 and income taxes                                768,048                    844,990                 543,086
Maintenance                                      615,503                    413,528                 289,787
Advertising                                    4,620,177                  2,706,060               1,736,684
Professional services                          3,611,639                  2,306,172               1,608,813
Telephone                                      1,719,687                  1,219,857                 843,421
Rent                                           1,444,866                    816,215                 585,563
Other                                         12,824,650                  8,396,395               6,111,033
                                             -----------                -----------             -----------

                                              61,427,298                 39,015,907              26,521,015
  Less - Deferrable direct
  ----
   loan  origination costs
   related to FAS-91:
     Off-set against loan fees               (29,220,886)               (14,648,012)             (8,767,640)
     Deferred as part of loan
     inventory                                (2,609,537)                  (250,000)               (346,731)
                                             -----------                -----------             -----------

                                             (31,830,423)               (14,898,012)             (9,114,371)
                                             -----------                -----------             -----------

                                             $29,596,875                $24,117,895             $17,406,644
                                             ===========                ===========             ===========

NOTE 22 - DISCLOSURES ABOUT FAIR VALUE OF
                               FINANCIAL INSTRUMENTS:
At December 31, the estimated fair values of the Company's financial instruments are as follows:

                                                                     1993                                1992
                                                                     ----                                ----
                                                         Carrying                             Carrying
                                                          amount             Fair value        amount            Fair value
                                                         --------            ----------       --------           ----------
                                                                                 (In thousands)
Financial assets:
  Cash and cash equivalents                              $ 37,307             $ 37,307       $  18,687            $ 18,687
  Certificates of deposit                                       -                    -           2,500               2,500
  Accounts receivable                                      22,816               22,816          19,669              19,669
  Mortgage loans held for sale                            272,077              272,608         128,814             130,759
  Mortgage-backed securities
   held for sale                                          131,844              134,380         124,967             126,210
  Mortgage notes receivable                                   403                  403           7,282               7,646
                                                         --------             --------        --------            --------

                                                         $464,447             $467,514        $301,919            $305,471
                                                         ========             ========        ========            ========

                                                                   1993                                1992
                                                                   ----                                ----
                                                         Carrying                             Carrying
                                                          amount             Fair value        amount             Fair value
                                                         --------            ----------       --------            ----------
                                                                                 (In thousands)
Financial liabilities:
  Deposits                                               $ 26,451             $ 26,451
  Loans payable                                           192,794              192,794        $ 98,424            $ 98,424
  Securities sold under
   agreements to repurchase                               143,200              143,200         128,755             128,755
  Advances from FHLB                                        2,431                2,431
  Payables and accrued
   liabilities                                             38,402               38,402          34,941              34,941
  Income taxes payable                                      6,209                6,209             383                 383
                                                         --------             --------        --------            --------
                                                         $409,487             $409,487        $262,503            $262,503
                                                         ========             ========        ========            ========

Unrecognized financial
 instruments:
  Commitments to extend
   credit                                                $ 23,900             $ 23,900        $  9,086            $  9,086
  Commitments to sell
   mortgage-backed
   securities and loans                                   175,000              175,000          88,879              88,879
                                                         --------             --------        --------            --------

                                                         $198,900             $198,900        $ 97,965            $ 97,965
                                                         ========             ========        ========            ========

As part of the interest rate risk management at December 31, 1993, the Company, as a purchaser, had unexpired options where it had the right to sell and the right to buy securities amounting to approximately $22,200,000 and $52,650,000, respectively. As a seller, the Company had unexpired options where it had the obligation to sell securities amounting to approximately $25,000,000.
Generally these options expire without being exercised.

NOTE 23 - SUPPLEMENTAL DISCLOSURE OF CASH
          FLOWS INFORMATION:

Income tax payments made by the Company during the year ended December 31, 1993, 1992 and 1991 were $3,780,000, $5,370,000 and $910,000, respectively.

Interest paid for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $9,561,000, $9,191,000 and $12,300,000, respectively.

In conjunction with the acquisition of Doral Federal, liabilities were assumed as follows:

Fair value of assets acquired                                          $13,073,000
Cash paid                                                               (1,200,000)
                                                                       -----------
Liabilities assumed                                                    $11,873,000
                                                                       ===========

NOTE 24 - QUARTERLY RESULTS OF OPERATIONS
          (UNAUDITED):

Financial data showing results of the 1993 and 1992 quarters is presented below. These results are unaudited. Net income per share was retroactively adjusted to reflect the two-for-one split effected on December 10, 1993. In the opinion of management all adjustments necessary for a fair presentation have been included:

                                                             Quarters
                                      ----------------------------------------------------
                                         1st             2nd           3rd            4th
                                         ---             ---           ---            ---
                                             (in thousands, except per share data)
   1993
   ----
   Revenue                            $15,378          $18,986         $18,775        $17,089
   Net income                           4,241            6,957           5,630          4,492
   Net income per share:
     Primary                              .63             1.04             .83            .65
     Fully diluted                        .56              .92             .74            .59

    1992
    ----
   Revenue                            $10,659          $13,122         $12,009        $14,014
   Net income                           2,921            4,615           2,699          2,810
   Net income per share:
     Primary                              .55              .88             .50            .46
     Fully diluted                        .48              .75             .44            .41


                                INDEX TO EXHIBITS
                                                                                               Sequentially
   Exhibit                                                                                      Numbered
    Number                         Description                                                    Page
    ------                         -----------                                                -------------
     3.1       Certificate of Incorporation of FFCC, as currently in effect.(1)

     3.2       By-laws of FFCC, as amended as of January 31, 1992.(1)

     3.3 Amendment to Certificate of Incorporation of FFCC filed with the Department of State of the Commonwealth of Puerto Rico on May 23, 1991.(1)

     3.4       Certificate of Designation creating the Series A Preferred
               Stock.(1)

     3.5 Amendment to Certificate of Incorporation of FFCC filed with the Department of State of the Commonwealth of Puerto Rico on April 28, 1993.(2)

     4.1       Common Stock Certificate.(1)

     4.2       Series A Preferred Stock Certificate.(1)

   10.12(b) Deferred Compensation Agreement dated as of November 14, 1988, between FFCC and Alfredo Zamora.(3)

   10.12(f) Deferred Compensation Agreement dated as of November 14, 1988, between FFCC and Nancy Hernandez.(3)

    10.13      1988 FFCC Stock Option Plan.(3)

    10.14      FFCC Restricted Stock Plan.(3)

    10.15 Purchase Agreement dated as of September 21, 1988, between FFCC and Culbro Corporation covering the purchase of RSC Corp. and Doral Mortgage Corporation.(3)

    10.16 Loan Agreement between Banco Commercial de Mayaguez and FFCC, dated November 20, 1990.(4)

    10.18 Form of Contract of Pledge used by FFCC in connection with the Warehousing Loan Agreement dated November 25, 1987, as amended, with Scotiabank de Puerto Rico.(5)







                                                                                               Sequentially
   Exhibit                                                                                      Numbered
    Number                         Description                                                    Page
    ------                         -----------                                                -------------
    10.21      Tax Indemnification Agreement between Culbro Corporation and
               FFCC.(3)

    10.22      Purchase Agreement dated as of November 30, 1976, between CMB,
               Inc. and David  Levis, Salomon Levis, Aida Levis and Carmen
               Levis covering the purchase of FFCC together with amendments or supplements dated August 25, 1977, November 1, 1977, January 1,
               1982, February 9, 1982, January 1, 1986 and January 1, 1987.(3)

    10.23 Purchase Agreement dated as of October 15, 1986, between CMI Inc. and Salomon Levis and Carmen Maria Serracante covering the purchase of RSC Corp.(3)

    10.24 Purchase Agreement dated as of October 15, 1986, between DRL, Inc. and Jesus M. Rodriguez and Marta Melendez covering the purchase of Doral Mortgage Corporation.(3)

    10.28      Agreement among Doral Mortgage Corporation, Banco de
               Ponce, as trustee, and the Puerto Rico Housing Finance
               Corporation dated September 25, 1990.(4)

    10.30      Loan Agreement between FFCC and Puerto Rico Island
               Rental Limited Dividend Partnership S.E., dated December 27,
               1990.(4)

    10.32      Warehousing Loan Agreement dated January 29, 1990
               between FFCC and Banco Santander Puerto Rico.(4)

    10.33 Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto Rico.(4)

    10.34(b)   Master Repurchase Agreement between FFCC and Dean Witter Puerto
               Rico, Inc., dated as of October 28, 1987.(4)

               (c)  Master Repurchase Agreement between FFCC and First Boston
                    (Puerto Rico), Inc., dated March 30, 1989.(4)

               (d)  Repurchase Agreement between FFCC and First Boston (Puerto
                    Rico), Inc., dated October 26, 1989.(4)

               (e)  Repurchase Agreement between FFCC and First Boston (Puerto
                    Rico), Inc., dated November 28, 1989.(4)


                                                                                                         Sequentially
   Exhibit                                                                                                Numbered
    Number                                                Description                                       Page
    ------                                                -----------                                    ------------
               (f)  Repurchase Agreement between FFCC and First Boston (Puerto
                    Rico), Inc., dated  December 6, 1989.(4)

               (g)  Repurchase Agreement between FFCC and First Boston (Puerto
                    Rico), Inc., dated  September 11, 1990.(4)

               (h)  Master Repurchase Agreement between FFCC and Shearson
                    Lehman Hutton Puerto Rico, Inc., dated June 21, 1990.(4)

               (i) Repurchase Agreement between FFCC and Banco Central Corp., dated October 11, 1991.(1)

               (j) Repurchase Agreement between FFCC and Banco Central Corp., dated December 3, 1991.(1)

               (k)  Master Repurchase Agreement between FFCC and PaineWebber,
                    Inc., dated as of March 24, 1992.(5)

    10.35      Employment Agreement dated January 1, 1992 between
               FFCC and Salomon Levis.(1)

    10.36      Employment Agreement dated January 1, 1992 between
               FFCC and Zoila Levis.(1)

    10.37      Third Amendment to Loan Agreement dated June 5, 1991
               between FFCC and Scotiabank de Puerto Rico.(1)

    10.39      Mark-to-Market Agreement between FFCC and PaineWebber
               Incorporated, dated as of March 24, 1992.(5)

    10.40      Insurance and Indemnity Agreement dated as of May 28,
               1992, between FFCC and Financial Security Assurance Inc.(5)

    10.41      Letter Agreement dated August 20, 1992 between
               Scotiabank de Puerto Rico and FFCC confirming the renewal of the Loan Agreement dated November 25, 1987.(5)

    10.42 Financing Agreement dated May 14, 1992, between FFCC and Banco Popular de Puerto Rico.(5)

    10.43 Consulting Agreement dated June 1, 1992, between FFCC and Richard F. Bonini.(5)

    10.44      Addendum to Warehousing Loan Agreement dated August
               1, 1991, between FFCC and Banco Santander Puerto Rico.(5)

    10.45      Addendum to Warehousing Loan Agreement dated May 29,
               1992, between FFCC and Banco Santander Puerto Rico.(5)

    10.46      Letter Agreement dated November 28, 1988 amending the
               Loan Agreement between FFCC and Scotiabank de Puerto Rico dated
               November 25, 1987.(5)

    10.47 Amendment dated June 29, 1989 to the Loan Agreement between FFCC and Scotiabank de Puerto Rico dated November 25,
               1987.(5)

    10.48      Letter Agreement dated September 21, 1992, between
               FFCC and Banco Bilbao Vizcaya confirming the extension and renewal of the Loan Agreement between Banco Commercial de
               Mayaguez and FFCC dated November 20, 1990.(5)

    10.49 Employment Agreement dated as of April 1, 1993 between FFCC and Luis Alvarado.

    10.50 Customer Agreement, dated March 9, 1993, between FFCC and Meridian Capital Markets Inc. relating to the execution of Forward Contracts.(6)


                                                                                                Sequentially
   Exhibit                                                                                       Numbered
    Number                                                Description                              Page
    ------                                                -----------                           ------------
    10.51      Master Repurchase Agreement, dated March 24, 1993, between FFCC and Bear Sterns Mortgage Capital Corporation.(7)

    10.52 Master Production Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(8)

    10.53      Master Purchase, Servicing and Collection Agreement, dated as of
               September 15, 1993, between FFCC and Doral Federal.(9)

    10.54 Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between FFCC and Nomura Asset Capital
               Corporation.

    10.55 Purchase and Servicing Agreement, dated as of September 1, 1993, between FFCC and Meridian Capital markets, a Division of Meridian Bank.

     21        List of FFCC's subsidiaries.

   28.1        Agreement and Plan of Reorganization dated as of December 11,
               1992 between FFCC and Catano Federal Savings Bank.(10)


____________________

     (1) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-17224).

     (2) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on From 10-Q for the quarter ended March 31, 1993 (File No. 0-17224)

     (3) Incorporated herein by reference to the same exhibit number as filed pursuant to Item 15(b) of the Company's Form 10 filed with the Commission on October 7, 1988, as amended by Form 8 amendments thereto.

     (4) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-1 (No. 33-39651) filed with the Commission on March 29, 1991.

     (5) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.

     (6) Incorporated by reference to exhibit number 19.1 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1993 (File No. 0-17224).

     (7) Incorporated by reference to exhibit number 19.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1993 (File No. 0-17224).

     (8) Incorporated by reference to exhibit number 19.3 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993 (File No. 0-17224).


     (9) Incorporated by reference to exhibit number 19.4 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993 (File No. 0-17224).

     (10) Incorporated herein by reference to exhibit number 1 of the Company's Current Report on Form 8-K filed with the Commission on December 16, 1992.

         (b)  Reports on Form 8-K.

         Not applicable