Form 10-Q
period 1994-03-31
FIRST FINANCIAL CARIBBEAN CORP
filed 1994-05-16
CIK 840889

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

Commission file number 0-17224

                     First Financial Caribbean Corporation
             (Exact name of registrant as specified in its charter)

Puerto Rico                                          66-0312162
(State or other jurisdiction of                     (I.R.S. employer
  incorporation or organization)                   identification number)

1159 F.D. Roosevelt Avenue,                         00920
San Juan, Puerto Rico                              (Zip Code)
(Address of principal
  executive offices)

Registrant's telephone number,                     (809) 749-7100
  including area code

Former name, former address and                    Not applicable
  former fiscal year, if changed
  since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X            No
                               -----            -----
Number of shares of Common Stock outstanding at March 31, 1994 - 6,950,264

                             Page 1 of 22 pages.
                          Exhibit Index on page 14.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                                                INDEX
                                                                -----
                                                                                                                             PAGE
                                                    PART I - FINANCIAL INFORMATION

Item 1   -       Financial Statements
                 --------------------

                 Consolidated Balance Sheet as of  March 31, 1994 and December 31, 1993 . . . . . . . . . . . . . . . . . . .  3

                 Consolidated Statement of Income and Retained Earnings - Three-month periods ended March 31, 1994
                 and March 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Statement of Cash Flows - Three-month periods ended March 31, 1994 and March 31,
                 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2   -       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . .  8
                 -------------------------------------------------------------------------------------


                                                     PART II - OTHER INFORMATION

Item 1   -       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 -----------------

Item 2   -       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 ---------------------
Item 3   -       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 -------------------------------

Item 4   -       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 ---------------------------------------------------
Item 5   -       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 -----------------

Item 6   -       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 --------------------------------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                                      March 31, 1994         December 31, 1993
                                                                                       (unaudited)              (audited)
                                                                                        -----------             ---------
            ASSETS
            ------
            Cash and cash equivalents                                                       40,981                 37,307
            Accounts receivable, net                                                        22,161                 22,816
            Mortgage loans held for sale                                                   264,096                272,077
            Mortgage-backed securities held for sale                                       300,494                131,843
            Mortgage notes receivable, net                                                     383                    403
            Property, leasehold improvements and equipment, net                              7,127                  5,771
            Cost in excess of fair value of net assets acquired                              6,625                  6,537
            Real estate held for sale, net                                                   2,578                  2,928
            Other assets                                                                     6,829                  6,749
                                                                                         ---------               --------

                 Total assets                                                            $ 651,274              $ 486,431
                                                                                         =========              =========

            Escrow funds (See contra)                                                    $  65,925              $  62,650
                                                                                         =========              =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
            Loans payable                                                                $ 194,463              $ 192,794
            Securities sold under agreements to repurchase                                 289,385                143,200
            Deposits                                                                        38,333                 26,451
            Advances from FHLB                                                               2,128                  2,431
            Payables and accrued liabilities                                                38,983                 38,402
            Income tax payable                                                               3,857                  3,749
            Deferred tax liability                                                           3,627                  2,460
                                                                                         ---------              ---------

                 Total liabilities                                                         570,776                409,487
                                                                                         ---------              ---------

            Stockholders' equity:
              10.5% Cumulative Convertible Preferred Stock, Series A,
              $1 par value, 2,000,000 shares authorized;
              313,350 shares issued and outstanding (1993 - 414,413)
              (liquidating preference of $10 per share, aggregating
              $3,133,500)                                                                      313                    414
              Common stock, $1 par value, 10,000,000 shares authorized;
              6,964,264 shares issued and outstanding (1993-6,762,138)                       6,964                  6,762

              Paid-in capital                                                               16,784                 16,885
              Retained earnings                                                             56,756                 53,219
                                                                                         ---------              ---------
                                                                                            80,817                 77,280
              Treasury stock at par value, 14,000 shares                                       (14)                   (14)
              Unearned compensation under employment contracts                                (305)                  (322)
                                                                                         ---------              ---------

                 Total stockholders' equity                                                 80,498                 76,944
                                                                                         ---------              ---------

            Commitments and contingencies                                                ---------              ---------

                 Total liabilities and stockholders' equity                              $ 651,274              $ 486,431
                                                                                         =========              =========

            Liability for escrow funds (See contra)                                      $  65,925              $  62,650
                                                                                         =========              =========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                           (In thousands of dollars,
               except for shares outstanding and per share data)
                                   Unaudited

                                                                                  Three-Month Period Ended
                                                                                         March 31,
                                                                                  1994               1993
                                                                                  ----               ----
Revenues:
     Mortgage loans sales and fees                                              $   3,475         $   7,622
     Servicing income                                                               2,768             2,606
     Interest income                                                                8,724             5,106
     Rental and other income                                                          107                44
                                                                                ---------         ---------
                                                                                   15,074            15,378
Expenses:
     Interest                                                                       3,571             2,282
     Loan origination costs, administrative and general                             7,801             6,063
                                                                                ---------         ---------
                                                                                   11,372             8,345
                                                                                ---------         ---------
Income before income taxes and cumulative effect of
change in accounting principle                                                      3,702             7,033
                                                                                ---------         ---------

Income taxes:
     Current                                                                          108             2,639
     Deferred                                                                         287               153
                                                                                ---------         ---------
                                                                                      395             2,792
                                                                                ---------         ---------
     Income before cumulative effect of  change
     in accounting principle                                                        3,307             4,241

Cumulative effect of  change  in
accounting principle-adoption of SFAS 115, net of income
taxes of $880                                                                       1,215
                                                                                ---------         ---------

     Net income                                                                     4,522             4,241

Retained earnings at beginning of period                                           53,219            35,042

     Less cash dividends paid:
          Convertible preferred stock                                                 (86)             (134)
          Common stock                                                               (899)             (656)
                                                                                ---------         ---------

Retained earnings at end of period                                              $  56,756         $  38,493
                                                                                =========         =========

Earnings per share:

Primary:
Income before cumulative effect of accounting change                            $    0.47         $    0.63
Cumulative effect                                                                    0.18
                                                                                ---------         ---------
Net Income                                                                      $    0.65         $    0.63
                                                                                =========         =========

Fully Diluted:

Income before cumulative effect  of accounting change                           $    0.44         $    0.56
Cumulative effect                                                                    0.16
                                                                                ---------         ---------
Net income                                                                           0.60         $    0.56
                                                                                =========         =========

Weighted average number  of  shares  outstanding:
Primary                                                                         6,840,433         6,555,174
                                                                                =========         =========
Fully diluted                                                                   7,576,964         7,576,964
                                                                                =========         =========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)
                                (unaudited)

                                                                                                   THREE-MONTH PERIOD ENDED
                                                                                                            MARCH 31
                                                                                                        1994       1993
                                                                                                        ----       ----

           CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   4,522   $  4,241
                                                                                                      ---------   --------
               Adjustments to reconcile net income to net cash (used) provided by operating activities:
                 Amortization of cost in excess of fair value of net assets acquired . . .                   76         78
                 Amortization of purchased servicing rights  . . . . . . . . . . . . . . .                  180        123
                 Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .                  329        134
                 Cumulative effect of change in accounting principle   . . . . . . . . . .               (1,215)
                 Allowances for losses   . . . . . . . . . . . . . . . . . . . . . . . . .                  115         39
                 Decrease in mortgage loans held for sale  . . . . . . . . . . . . . . . .                7,981     20,135
                 Increase in mortgage-backed securities  . . . . . . . . . . . . . . . . .             (166,115)   (60,581)
                 Increase in interest receivable   . . . . . . . . . . . . . . . . . . . .               (1,059)      (531)
                 Increase in loans payable   . . . . . . . . . . . . . . . . . . . . . . .                1,669     41,177
                 Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . .                  209        729
                 Increase (decrease) in securities sold under agreements to repurchase   .              146,185    (24,823)
                 (Decrease) increase in payables and accrued liabilities   . . . . . . . .                  (69)    20,142
                 Increase in income tax payable  . . . . . . . . . . . . . . . . . . . . .                  395      2,744
                 Amortization of unearned compensation under employment contracts  . . . .                   17         74
                                                                                                     ----------   --------
                     Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . . .              (11,302)      (560)
                                                                                                      ---------   --------
                 Net cash (used) provided by operating activities  . . . . . . . . . . . .               (6,780)     3,681
                                                                                                      ---------   --------

           CASH FLOWS FROM INVESTING ACTIVITIES:
               Acquisition of certificates of deposit  . . . . . . . . . . . . . . . . . .                          (1,203)
               Decrease in mortgage notes receivable   . . . . . . . . . . . . . . . . . .                   20      2,139
               Decrease in accounts receivable   . . . . . . . . . . . . . . . . . . . . .                1,599        610
               Purchase of rental property, leasehold improvements and equipment   . . . .               (1,685)      (626)
               Additions to cost in excess of fair value of net assets acquired  . . . . .                 (164)      (174)
               Proceeds from disposal of real estate held for sale   . . . . . . . . . . .                  788        460
               Acquisition of real estate held for sale  . . . . . . . . . . . . . . . . .                 (438)       (19)
               Servicing rights acquired   . . . . . . . . . . . . . . . . . . . . . . . .                             (10)
               (Increase) decrease in other assets   . . . . . . . . . . . . . . . . . . .                 (260)       428
                                                                                                      ---------   --------
                 Net cash (used) provided by investing activities  . . . . . . . . . . . .                 (140)     1,605
                                                                                                      ---------   --------

           CASH FLOWS FROM FINANCING ACTIVITIES:
               Increase in deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,882
               Dividends declared and paid   . . . . . . . . . . . . . . . . . . . . . . .                 (985)      (790)
               Repayment of advances from FHLB   . . . . . . . . . . . . . . . . . . . . .                 (303)
               Decrease in loans payable related to mortgage notes receivable  . . . . . .                          (2,139)
                                                                                                      ---------   --------
                  Net cash provided  (used) by financing activities  . . . . . . . . . . .               10,594     (2,929)
                                                                                                      ---------   --------

               Net increase in cash and cash equivalents   . . . . . . . . . . . . . . . .                3,674      2,357

               Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .               37,307     18,687
                                                                                                      ---------   --------

               Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .              $  40,981   $ 21,044
                                                                                                      ==========  ========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      a. The Consolidated Condensed Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's 1993 Annual Report to Stockholders, and should be read in conjunction with the Notes to the Consolidated Financial
           Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

      b. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

      c. In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for certain investments in Debt and Equity Securities". The adoption of SFAS 115 requires the Company to classify and account for investments in equity securities that have readily determinable fair values and all investments in debt securities according to three categories as follows:

               - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

               - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Mortgage-backed securities held for sale in conjunction with mortgage banking activities must be classified as trading securities.

               - Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

           The adoption of this standard resulted in the classification of approximately $132 million in mortgage-backed securities as trading securities and in the recognition of a net unrealized gain of $1,215,000 as of January 1, 1994. In addition to the cumulative effect, the adoption of SFAS 115 resulted in a decrease of mortgage loan sales and fees of approximately $200,000 for the quarter ended March 31, 1994.

      d. Primary net income per share is determined by dividing net income, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding considering the dilutive effect of restricted stock awards. Fully diluted net income per share has been computed based on the assumption that all the shares of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") are converted into common stock.

      e. Cash dividends per share paid for the three-month periods ended March 31, 1994 and 1993 were as follows:

                                         Three-Month Period Ended
                                                 March 31,
                                           1994            1993
                                           ----            ----

           Series A Preferred Stock      $0.2625          $0.2625
           Common Stock                  $0.13            $0.10


      f. At March 31, 1994, escrow funds include approximately $9,837,000 of escrow funds deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow Funds include approximately $56,088,000 deposited with other banks which are excluded from the Company's assets and liabilities.

      g. On October 25, 1993 the Company declared a two-for-one stock split on its shares of common stock outstanding. The stock split was effected in the form of a stock dividend of one additional share of common stock for each share of common stock held of record date on November 22, 1993. As a result, a total of 3,381,069 shares of common stock were issued on December 10, 1993. Also as a result of the stock split referred to above, each outstanding share of the Company's Series A Preferred Stock is now convertible into two shares of common stock at a conversion price of $5 per share.

           For purposes of the computation of earnings per share and common stock dividends per share, the stock split including the effect of the preferred stock's change in the computation of common stock equivalents, was retroactively recognized for the first quarter of 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Condensed Statement of Cash Flows reflect the working capital needs of the Company.

Operating activities used $6.8 million of net cash during the three-month period ended March 31, 1994 versus $3.7 million provided in the comparable period of 1993. The major changes were an increase of $146 million in securities sold under agreements to repurchase and an increase of $166 million in mortgage-backed securities held for sale. Both increases related to a decision made in the first quarter to increase holdings of mortgage-backed securities to maximize net interest income produced by these securities, a substantial portion of which is tax exempt to the Company under Puerto Rico income tax law.

Investing activities used cash of $140,000 in the first three months of 1994 due primarily to purchases of furniture, equipment and leasehold improvements of $1.7 million offset by a decrease in accounts receivable which produced cash of $1.6 million. Acquisitions of real estate owned used cash of $438,000 while disposals contributed cash of $788,000. Acquisitions of servicing rights were minimal since the Company prefers to increase its servicing portfolio through internal originations.

During the first three months of 1994, financing activities provided $10.6 million of cash due to additional deposits attracted by the Company's thrift subsidiary, Doral Federal, amounting to $11.9 million net of quarterly dividend payments of $985,000 and repayment of advances to the Federal Home Loan Bank of $303,000.

Total liabilities were approximately 7.1 and 5.3 times stockholders' equity at March 31, 1994 and December 31, 1993, respectively. The increase leverage at March 31, 1994 is due to a significant increase in securities sold under agreements to repurchase as compared to December 31, 1993. The additional debt was incurred to finance purchases of mortgage-backed securities for sale and to earn a positive spread during the holding period.

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's credit facilities are gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans have been pooled for securitization but prior to the actual issuance of the mortgage-backed securities. FFCC held mortgage loans prior to sale for an average period of approximately 128 days for the three-month period ended March 31, 1994 and 98 days during the year ended December 31, 1993. The increase in the days mortgage loans were held prior to sale is due to purchases
of mortgage-backed securities made in the first quarter.   At March 31, 1994,
and December 31, 1993, FFCC had available warehousing lines of credit of $407.5 million and $257.5 million, respectively. At March 31, 1994 and December 31, 1993, FFCC had used approximately $118.5 million and $90.9 million, respectively, of credit available under its warehousing lines of credit.
FFCC's warehousing lines of credit are generally terminable at the discretion of the lender. Interest rate spreads on certain mortgage loans and mortgage-backed securities in Puerto Rico have traditionally been higher than in the mainland U.S. due to the ability of the Company to finance a significant portion of its mortgage loans and mortgage-backed securities with lower-cost tax advantaged funds.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At March 31, 1994 and December 31, 1993, FFCC had available repurchase agreement lines of credit in the amount of $215 million. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its lines of credit with banks.

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 4.25% and 3.34%, respectively, for the year ended December 31, 1993 compared to 4.54% for warehousing lines of credit and 3.47% for repurchase agreements in each case for the three-month period ended March 31, 1994.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within two weeks. During the three-month period ended March 31, 1994, the monthly average amount of funds advanced by the Company under such servicing agreements was $2.9 million.

During the three-month period ended March 31, 1994, the Company collected an average of $900,000 per month in net servicing fees, including late charges. At March 31, 1994 and December 31, 1993, the servicing portfolio amounted to approximately $2.5 billion and $2.4 billion, respectively. The Company may from time to time in the future determine to sell portions of the servicing portfolio to raise additional funds.

FFCC generally has been able to provide for its growth and expansion and for continued liquidity with funds from short-term borrowing. FFCC expects that it will have adequate resources to finance its operations.

The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

Assets and Liabilities

At March 31 1994, total assets were $651 million compared to $486 million at December 31, 1993. This increase was primarily due to an increase of $169 million in mortgage-backed securities held for sale as a direct result of a decision made by the Company in the first quarter of 1994 to increase its holdings of mortgage-backed securities in order to maximize interest income produced by these securities. Total liabilities were $571 million at March 31, 1994 compared to $409 million at December 31, 1993. This increase was largely the result of an increase in securities sold under agreements to repurchase related to the financing of the higher level of mortgage-backed securities holdings.

As of March 31, 1994, FFCC held approximately $2.6 million of real estate owned, compared to $2.9 million as of December 31, 1993.

Results of Operations for Quarters Ended March 31, 1994 and 1993

Revenues for the three-month period ended March 31, 1994 decreased by $304,000 compared to the three-month period ended March 31, 1993. Net income increased to $4.5 million from $4.2 million for the comparable period of 1993. This increase resulted from the one time effect of adopting SFAS 115, "Accounting for Certain Investments in Debts and Equity Securities". The adoption of SFAS 115 produced a net unrealized gain of $1.2 million as of January 1, 1994. Income before the cumulative effect of the adoption of SFAS 115 was $3.3 million compared to $4.2 for the comparable period of 1993. This decrease is largely attributable to decreased gains on the sale of mortgage loans and higher operating costs. The Company initiated a campaign to increase loan processing fees and reduce operating expenses for the second quarter of 1994.

Revenues from mortgage loan sales and origination fees decreased to $3.5 million for the quarter ended March 31, 1994 from $7.6 million for the comparable period of 1993 due to decreased gains on the sale of mortgage loans and mortgage-backed securities related to increases in prevailing interests rates, reduced fees as a result of competitive factors and a reduction in the volume of loan originations. The total volume of loans originated was $268 million for the three-month period ended March 31, 1994 compared to $297 million for the three-month period ended March 31, 1993. The decrease in loan originations was the result of decreased demand for mortgage loans, especially refinancing loans, due to increases in mortgage interest rates.

Net interest income increased by approximately $2.3 million for the three-month period ended March 31, 1994 versus the comparable period of 1993. This increase was largely the result of carrying a significantly larger portfolio of mortgage-backed securities. The weighted average interest rate spread was 428 basis points during the first quarter of 1994 compared to 412 basis points for the comparable period of 1993.

Loan servicing income increased to approximately $2.8 million for the three-month period ended March 31, 1994 compared to $2.6 million for the same period in 1993. The relatively small increase in loan servicing income is due primarily to the fact that during the first quarter of 1993, the Company recorded as servicing income approximately $376,000 of excess servicing realized in connection with the sale of mortgage loans. No such excess servicing was recorded as servicing income during the first quarter of 1994. Also, the amortization of excess servicing recorded in the prior year reduced servicing income in the first quarter of 1994 by approximately $100,000. The mortgage servicing portfolio was $2.5 billion at March 31, 1994, an increase of $100 million over the December 31, 1993 level.

Other expenses (excluding interest expense) increased to $7.8 million during the three-month period ended March 31, 1994 compared to $6.1 million for the comparable period of 1993 as a result of increased staffing and costs associated with higher mortgage activity levels experienced during the preceding year.

     The provision for income taxes decreased to $1.275 million for the three-month period ended March 31, 1994, including $880,000 attributed to the cumulative effect of adopting SFAS 115, compared to $2.7 million for the three-months ended March 31, 1993, due to a decrease in income before taxes together with a decrease in the effective tax rate from 40% to 22%. The decrease in the effective income tax rate was due to primarily an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgages and GNMA mortgage-backed securities are tax exempt under Puerto Rico law.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      Other than legal proceedings in the normal course of its business, the Company is not a party to any material legal proceeding and, to the knowledge of the Company's management, there are no material legal proceedings threatened. In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5 - OTHER INFORMATION

      Dividend declaration

      On April 6, 1994, the Board of Directors authorized the declaration of a cash dividend of $ 0.2625 per share to be paid on June 30, 1994 to shareholders of record on June 10, 1994 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series A, and also authorized a quarterly $0.13 per share cash dividend to be paid on June 3, 1994 to shareholders of record as of May 13, 1994 of the Company's Common Stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           10.26 - Financing Facility Agreement dated March 21, 1994, between Nomura Asset Capital Corporation, FFCC and Doral Mortgage Corporation.

      (b)  Reports on Form 8-K

           None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST FINANCIAL CARIBBEAN CORPORATION
                                                        (Registrant)




Date:  March 13, 1994
                                                ------------------------------
                                                       Salomon Levis
                                                    Chairman of the Board
                                                  and Chief Executive Officer



Date:  March 13, 1994                              /s/ Richard F. Bonini
                                                ------------------------------
                                                       Richard F. Bonini
                                                Senior Executive Vice President
                                                         and Secretary




Date:  March 13, 1994                              /s/ Luis Alvarado
                                                ------------------------------
                                                       Luis Alvarado
                                                  Executive Vice President
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                               INDEX TO EXHIBITS


                                                                                              SEQUENTIALLY
                                                                                                NUMBERED
                                            DESCRIPTION                                           PAGE
                                            -----------                                           ----
    10.26      -      Financing Facility Agreement dated March 21, 1994, between
                      Nomura Asset Capital Corporation, FFCC and Doral Mortgage
                      Corporation.