Form 10-Q
period 1994-06-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1994-08-12
CIK 840889

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        ------------------------------

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------
Commission file number 0-17224

                     First Financial Caribbean Corporation
             (Exact name of registrant as specified in its charter)

           Puerto Rico                                          66-0312162
 (State or other jurisdiction of                            (I.R.S. employer
  incorporation or organization)                          identification number)
   1159 F.D. Roosevelt Avenue,
           Puerto Nuevo
      San Juan, Puerto Rico                                       00920-2998
      (Address of principal                                       (Zip Code)
        executive offices)

  Registrant's telephone number,                                (809) 749-7100
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

                           Yes   X            No
                               -----            -----
Number of shares of Common Stock outstanding at June 30, 1994 - 6,950,264

                              Page 1 of 31 pages.
                           Exhibit Index on page 16.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                    INDEX
                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1   -  Financial Statements

            Consolidated Balance Sheet as of June 30, 1994 and
            December 31, 1993 . . . . . . . . . . . . . . . . . . . . . .    3

            Consolidated Statement of Income and Retained Earnings -
            Quarters ended June 30, 1994 and June 30, 1993 and six-month
            periods ended June 30, 1994 and June 30, 1993 . . . . . . . .    4

            Consolidated Statement of Cash Flows - Six-month periods
            ended June 30, 1994 and June 30, 1993 . . . . . . . . . . . .    5

            Notes to Consolidated Condensed Financial Statements. . . . .    6

Item 2   -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . .    8


                     PART II - OTHER INFORMATION

Item 1   -  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   13

Item 2   -  Changes in Securities   . . . . . . . . . . . . . . . . . . .   13

Item 3   -  Defaults Upon Senior Securities . . . . . . . . . . . . . . .   13

Item 4   -  Submission of Matters to a Vote of Security Holders . . . . .   13

Item 5   -  Other Information . . . . . . . . . . . . . . . . . . . . . .   14

Item 6   -  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                                     June 30, 1994     December 31, 1993
                                                                                      (unaudited)         (audited)
                                                                                      -----------         ---------
            ASSETS

            Cash and cash equivalents                                                $  24,287            $  37,307
            Accounts receivable, net                                                    25,817               22,816
            Mortgage loans held for sale                                               233,074              272,077
            Mortgage-backed securities held for sale                                   259,981              125,716
            Investments held to maturity                                                25,435                6,530
            Property, leasehold improvements and equipment, net                          7,614                5,771
            Cost in excess of fair value of net assets acquired                          6,520                6,537
            Real estate held for sale, net                                               2,336                2,928
            Other assets                                                                 7,834                6,749
                                                                                     ---------            ---------

               Total assets                                                          $ 592,898            $ 486,431
                                                                                     =========            =========

            Escrow funds (See contra)                                                $  50,672            $  62,650
                                                                                     =========            =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Loans payable                                                            $ 188,218            $ 192,794
            Securities sold under agreements to repurchase                             242,920              143,200
            Deposits                                                                    40,225               26,451
            Advances from FHLB                                                           1,525                2,431
            Payables and accrued liabilities                                            30,716               38,402
            Income tax payable                                                             291                3,749
            Deferred tax liability                                                       4,689                2,460
                                                                                     ---------            ---------

               Total liabilities                                                       508,584              409,487
                                                                                     ---------            ---------

            Stockholders' equity:
               10.5% Cumulative Convertible Preferred Stock, Series A, $1
               par value, 2,000,000 shares authorized; 313,350 shares
               issued and outstanding (1993 - 414,413) (liquidating
               preference of $10 per share, aggregating $3,133,500)                        313                  414

               Common stock, $1 par value, 10,000,000 shares authorized;
               6,964,264 shares issued and outstanding (1993-6,762,138)                  6,964                6,762
               Paid-in capital                                                          16,784               16,885
               Retained earnings                                                        60,556               53,219
                                                                                     ---------            ---------
                                                                                        84,617               77,280
               Treasury stock at par value,14,000 shares                                   (14)                 (14)
               Unearned compensation under employment contracts                           (289)                (322)
                                                                                     ---------            ---------

               Total stockholders' equity                                               84,314               76,944
                                                                                     ---------            ---------

            Commitments and contingencies
                                                                                     ---------            ---------

               Total liabilities and stockholders' equity                            $ 592,898            $  486,431
                                                                                     =========            ==========

            Liability for escrow funds (See contra)                                  $  50,672            $   62,650
                                                                                     =========            ==========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
  (In thousands of dollars, except for shares outstanding and per share data)
                                   Unaudited

                                                              Quarter Ended                        Six-Month Period Ended
                                                      June 30, 1994     June 30, 1993        June 30, 1994      June 30, 1993
                                                      -------------     -------------        -------------      -------------
   Revenues:
      Mortgage loans sales and fees                   $     3,621      $     8,882            $     7,096         $    16,504
      Servicing income                                      3,263            1,724                  6,032               4,330
      Interest income                                      11,951            5,926                 20,675              11,032
      Gain on sale of servicing rights                       ----            2,378                   ----               2,378
      Rental and other income                                 132               76                    239                 120
                                                      -----------      -----------            -----------         -----------
                                                           18,967           18,986                 34,042              34,364
                                                      -----------      -----------            -----------         -----------
   Expenses:
      Interest                                              5,489            2,411                  9,060               4,693
      Loan origination costs, administrative and
      general                                               7,641            6,656                 15,442              12,719
                                                       -----------      -----------            -----------         -----------


                                                           13,130            9,067                 24,502              17,412
                                                      -----------      -----------            -----------         -----------

   Income before income taxes and cumulative effect
   of change in accounting principle                        5,837            9,919                  9,540              16,952

   Income taxes:
      Current                                                  94            2,755                    202               5,394
      Deferred                                                958              207                  1,245                 360
                                                      -----------      -----------            -----------         -----------
                                                            1,052            2,962                  1,447               5,754
                                                      -----------      -----------            -----------         -----------
      Income before cumulative effect of change in
      accounting principle                                  4,785            6,957                  8,093              11,198

   Cumulative effect of change in accounting
   principle-adoption of SFAS 115, net of income
   taxes of $880                                             ----             ----                  1,215                ----
                                                      -----------      -----------            -----------         -----------


      Net income                                            4,785            6,957                  9,308              11,198

   Retained earnings at beginning of period                56,756           38,493                 53,219              35,042

      Less cash dividends paid:
        Convertible preferred stock                            82              129                    168                 263
        Common stock                                          903              654                  1,803               1,310
                                                      -----------      -----------            -----------         -----------
   Retained earnings at end of period                 $    60,556      $    44,667            $    60,556         $    44,667
                                                      ===========      ===========            ===========         ===========

   Earnings per share:
   Primary:
   Income before cumulative effect of change in
   accounting principle                               $      0.68      $      1.04            $      1.15         $      1.67
   Cumulative effect                                         ----             ----                   0.18                ----
                                                      -----------      -----------            -----------         -----------
      Net Income                                      $      0.68      $      1.04                  $1.33         $      1.67
                                                      ===========      ===========            ===========         ===========

   Fully Diluted:
   Income before cumulative effect of change in
   accounting principle                               $      0.63      $      0.92            $      1.07         $      1.48
   Cumulative effect                                         ----             ----                   0.16                ----
                                                      -----------      -----------            -----------         -----------
      Net income                                      $      0.63      $      0.92            $      1.23         $      1.48
                                                      ===========      ===========            ===========         ===========

   Weighted average number of shares outstanding:
      Primary                                           6,950,264        6,568,612              6,895,660           6,561,870
                                                      ===========      ===========            ===========         ===========
      Fully diluted                                     7,576,964        7,576,964              7,576,964           7,576,964
                                                      ===========      ===========            ===========         ===========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)

                                                                                            Six-Month Period Ended June 30,
                                                                                                1994              1993
                                                                                                ----              ----
                                                                                                     (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9,308          $ 11,198
                                                                                              --------          --------

    Adjustments  to reconcile  net  income  to  net cash  (used)  provided  by  operating activities:
      Amortization of cost in excess of fair value of net assets acquired  . . . . . . .           164               115
      Amortization of purchased servicing rights . . . . . . . . . . . . . . . . . . . .           360               246

      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .           690               320
      Gain on sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . . . .           ---            (2,378
      Cumulative effect of change in accounting principle  . . . . . . . . . . . . . . .        (1,215)              ---
      Allowances for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           115               121
      Decrease (increase) in mortgage loans held for sale  . . . . . . . . . . . . . . .        39,003           (76,392)
      (Increase) decrease in mortgage-backed securities  . . . . . . . . . . . . . . . .      (131,729)           20,814
      Increase in interest receivable  . . . . . . . . . . . . . . . . . . . . . . . . .        (3,120)             (740)
      (Decrease) increase in loans payable . . . . . . . . . . . . . . . . . . . . . . .        (4,576)           63,858
      Increase in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           849             1,233
      Increase (decrease) in securities sold under agreements to repurchase  . . . . . .        99,720           (17,353
      (Decrease) increase in payables and accrued liabilities  . . . . . . . . . . . . .        (8,976)           12,554
      (Decrease) increase in income tax payable  . . . . . . . . . . . . . . . . . . . .        (2,108)            4,254

      Amortization of unearned compensation under employment contracts . . . . . . . . .            32               150
                                                                                              --------          --------

        Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,791)            6,802
                                                                                              --------          --------
      Net cash (used) provided by operating activities . . . . . . . . . . . . . . . . .        (1,483)           18,000
                                                                                              --------          --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of certificates of deposit . . . . . . . . . . . . . . . . . . . . . . .           ---            (3,380)
    (Increase) decrease in investments held to maturity. . . . . . . . . . . . . . . . .       (18,904)            5,245
    Decrease (increase) in accounts receivable . . . . . . . . . . . . . . . . . . . . .             3            (7,018)
    Purchase of property, leasehold improvements and equipment . . . . . . . . . . . . .        (2,533)           (1,429)
    Additions to cost in excess of fair value of net assets acquired . . . . . . . . . .          (148)             (406)
    Proceeds from disposal of real estate held for sale  . . . . . . . . . . . . . . . .         1,422               936
    Acquisition of real estate held for sale . . . . . . . . . . . . . . . . . . . . . .          (829)              (19)
    Servicing rights acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (111)              (11)

    Proceeds from sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . .           ---             2,378
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,334)              (20)
                                                                                              --------          --------

      Net cash used by investing activities  . . . . . . . . . . . . . . . . . . . . . .       (22,434)           (3,724)
                                                                                              --------          --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,774               ---
    Dividends declared and paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,971)           (1,573)
    Repayment of advances from FHLB  . . . . . . . . . . . . . . . . . . . . . . . . . .          (906)              ---
    Decrease in loans payable related to mortgage notes receivable . . . . . . . . . . .           ---            (3,040)
                                                                                              --------          --------

      Net cash provided (used) by financing activities . . . . . . . . . . . . . . . . .        10,897            (4,613)
                                                                                              --------          --------

    Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . .       (13,020)            9,663

    Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .        37,307            18,687
                                                                                              --------          --------


    Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .      $ 24,287          $ 28,350
                                                                                              ========          ========


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

      b. The results of operations for the six-month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

      c. In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for certain investments in Debt and Equity Securities." The adoption of SFAS 115 requires the Company to classify and account for investments in equity securities that have readily determinable fair values and all investments in debt securities in one of the following three categories:

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

           The adoption of this standard resulted in the classification of approximately $132 million in mortgage-backed securities as trading securities and the recognition of a gross unrealized gain of approximately $2.5 million as of January 1, 1994 ($1.215 million net of taxes and related expenses). This unrealized gain is shown in the accompanying Consolidated Statement of Income and Retained Earnings under the caption "Cumulative Effect of Change in Accounting Principle -- Adoption of SFAS 115." Unrealized gains and losses on holdings of trading securities after January 1, 1994 are included in earnings as a component of mortgage loan sales and fees. At June 30, 1994, the Company classified $259.9 million in mortgage-backed securities as trading securities with a resulting gross unrealized gain of approximately $1.5 million. Mortgage loan sales and fees decreased by approximately $800,000 and $1.0 million for the quarter and six-month periods ended June 30, 1994, respectively, reflecting the reduction in gross unrealized gains of the Company's trading securities portfolio.

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

      e. Cash dividends per share paid for the quarter and six-month period ended June 30, 1994 and 1993 were as follows:

                                      Quarter Ended             Six-Month period ended
                                          June 30,                       June 30,
                                   -------------------          ----------------------
                                     1994       1993               1994         1993
                                     ----       ----               ----         ----
     Series A Preferred Stock      $0.2625     $0.2625            $0.525       $0.525
     Common Stock                  $  0.13     $  0.10            $ 0.26       $ 0.20

      f. At June 30, 1994, escrow funds include approximately $11.1 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $39.6 million deposited with other banks which are excluded from the Company's assets and liabilities.

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

      h. Supplemental Income Statement Information. The following expenses are included in loan origination costs and general and administrative expenses in the accompanying statement for the following periods:

                                             Quarter Ended June 30,       Six-Month period Ended June 30,
                                            -----------------------       -------------------------------
                                             1994           1993                1994           1993
                                            ------        -------             -------        -------
 Employee cost . . . . . . . . . . . . .   $ 8,137        $11,066             $15,837        $16,594
 Taxes, other than payroll and income
  taxes. . . . . . . . . . . . . . . . .       186            108                 356            214
 Maintenance . . . . . . . . . . . . . .       158            133                 354            284
 Advertising . . . . . . . . . . . . . .     1,111            712               1,942          1,602
 Professional services . . . . . . . . .       794            926               1,654          1,839
 Telephone . . . . . . . . . . . . . . .       564            403               1,079            741
 Rent  . . . . . . . . . . . . . . . . .       722            564               1,358            838
 Other . . . . . . . . . . . . . . . . .     3,025          2,725               7,297          5,089
                                           -------        -------             -------        -------
                                            14,697         16,637              29,877         27,201
 Less - Deferrable direct loan
 origination costs related to FAS-91:
    Off-set against loan fees  . . . . .    (5,148)        (9,405)             (9,340)       (13,655)
    Deferred as part of loan inventory .    (1,908)          (576)             (5,095)          (827)
                                           -------        -------             -------         ------


                                           $ 7,641        $ 6,656             $15,442        $12,719
                                           =======        =======             =======        =======

      i. Investments held to maturity consist of mortgage-backed securities, U.S. Treasury notes and Federal Home Loan Bank notes purchased by Doral Federal for investment purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Condensed Statement of Cash Flows reflect the working capital needs of the Company.

Operating activities used approximately $1.5 million of net cash during the six-month period ended June 30, 1994 versus approximately $18.0 million provided in the comparable period of 1993. The major changes were an increase of approximately $99.7 million in securities sold under agreements to repurchase and an increase of approximately $131.7 million in mortgage-backed securities held for sale. Both increases relate to a decision made in the first quarter of 1994 to increase holdings of mortgage-backed securities to maximize net interest income produced by these securities, a substantial portion of which is tax exempt to the Company under Puerto Rico income tax law.

Investing activities used cash of $22.4 million in the first six months of 1994 due primarily to investments in the amount of $18.9 million in mortgage-backed securities, U.S. Treasury notes and Federal Home Loan Bank notes purchased by the Company's thrift subsidiary, Doral Federal, which are held to maturity. Purchases of furniture, equipment and leasehold improvements used cash of $2.5 million. Acquisitions of real estate owned used cash of $829,000 while disposals contributed cash of $1.4 million. Acquisitions of servicing rights used cash of $111,000 due mainly to the Company's decision to enter the wholesale mortgage loan purchase market during the second quarter of 1994. When the Company purchases mortgage loans together with the related servicing rights, a portion of the purchase price is allocated to the servicing rights acquired.

During the first six-months of 1994, financing activities provided $10.9 million of cash due to additional deposits amounting to $13.8 million attracted by Doral Federal, net of quarterly dividend payments of $1.9 million and repayment of advances to the Federal Home Loan Bank of $906,000.

Total liabilities were approximately 6.0 and 5.3 times stockholders' equity at June 30, 1994 and December 31, 1993, respectively. The increased leverage at June 30, 1994 was due to a significant increase in securities sold under agreements to repurchase as compared to December 31, 1993. The additional debt was incurred to finance purchases of mortgage-backed securities held for sale.

        FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. FFCC held mortgage loans prior to sale for an average period of approximately 173 days for the six-month period ended June 30, 1994 and 98 days during the year ended December 31, 1993. The increase in the days mortgage loans were held prior to sale was due to higher levels of mortgage-backed securities held for sale and a decision made by the Company to hold such mortgage-backed securities for longer periods of time in order to maximize net interest income. At June 30, 1994 and December 31, 1993, FFCC had available warehousing lines of credit of $122.5 million. At June 30, 1994 and December 31, 1993, FFCC had used approximately $54.2 million and $54.8 million, respectively, of credit available under its warehousing lines of credit.
FFCC's warehousing lines of credit are generally terminable at the discretion of the lender.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At June 30, 1994, FFCC had used approximately $222.6 million of credit available under its repurchase agreement lines of credit.
FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks.

In addition, included among FFCC's credit facilities are gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans have been pooled for securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At June 30, 1994 and December 31, 1993, FFCC had available gestation facilities of $300 million and $150 million, respectively. At June 30, 1994 and December 31, 1993, FFCC had used approximately $105.2 million and $36.1 million, respectively, of credit available under its gestation facilities. Approximately $84.9 million of the $105.2 million used by the Company at June 30, 1994 were used to finance mortgage loans while approximately $20.3 million were used to finance mortgage-backed securities.

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 4.84% and 3.64%, respectively, for the six-month period ended June 30, 1994 compared to 4.25% for warehousing lines of credit and 3.34% for repurchase agreements in each case for the year ended December 31, 1993.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days. During the six-month period ended June 30, 1994, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $3 million.

During the six-month period ended June 30, 1994, the Company collected an average of $1.0 million per month in net servicing fees, including late charges. At June 30, 1994 and December 31, 1993, the servicing portfolio amounted to approximately $2.6 billion and $2.4 billion, respectively. The Company may, from time to time, in the future determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties.

FFCC generally has been able to provide for its growth and expansion and for continued liquidity with funds from short-term borrowings and revenues from operations. FFCC expects that it will have adequate resources to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

Assets and Liabilities

At June 30, 1994, total assets were approximately $593 million compared to approximately $486 million at December 31, 1993. This increase was primarily due to an increase of $134 million in mortgage-backed securities held for sale as a direct result of a decision made by the Company in the first quarter of 1994 to increase its holdings of mortgage-backed securities in order to maximize interest income produced by these securities. Total liabilities were $509 million at June 30, 1994 compared to $409 million at December 31, 1993. This increase was largely the result of an increase in securities sold under agreements to repurchase related to the financing of the higher level of mortgage-backed securities held for sale.

As of June 30, 1994, FFCC held approximately $2.3 million of real estate owned, compared to $2.9 million as of December 31, 1993.

The Company has various mechanisms to reduce its exposure to interest rate fluctuations, as they affect the values of the portfolio holdings of mortgage loans and mortgage-backed securities and the prices of newly created loans and loans to be originated. Among other things, the Company enters into options on futures contracts designated as trading hedges which are marked to market on a monthly basis with the resulting gains and losses charged to operations. Losses on futures contracts are generally indicative of higher profits on sale of mortgage loans. Changes in the market value of futures contracts that qualify as hedges of existing assets or liabilities are recognized as an adjustment of the carrying amount of the hedged items. For the quarter and six-month periods ended June 30, 1994, FFCC experienced gains of approximately $848,000 and $1,057,000, respectively, from its hedging activities, compared to losses of $189,000 and $364,000 for the quarter and six-month period in 1993, respectively.

Results of Operations for Quarters Ended June 30, 1994 and 1993

Net income for the quarter ended June 30, 1994 decreased to $4.8 million from $7.0 million for the comparable period of 1993. This decrease is largely attributable to a lower level of loan originations, lower gains on the sale of mortgage loans, the effect of increased competition on pricing decisions and higher operating costs. In addition, the 1993 quarter reflected a $1.9 million after tax gain from the sale of servicing rights while no such sales were made in 1994.

Revenues from mortgage loan sales and origination fees decreased to $3.6 million for the quarter ended June 30, 1994 from $8.9 million for the comparable period of 1993. This decrease was due to a combination of lower prices on the sales of mortgage loans and mortgage-backed securities resulting from increases in prevailing interest rates, reduced fees as a result of competition and a reduction in the volume of loan originations. This decrease also reflected a decrease in mortgage loan sales and fees in the amount of approximately $800,000 for the quarter ended June 30, 1994 as a result of the adoption by the Company of SFAS 115. The Company entered the Puerto Rico wholesale mortgage loan purchase market during the second quarter of 1994 to diversify its sources of loan production and compensate for the decrease in the market caused by higher interest rates and increased competition. The total volume of loans originated and purchased was $252 million for the three-month period ended June 30, 1994 compared to $412 million for the three-month period ended June 30, 1993. The total volume of loans purchased was approximately $6.0 million for the three-month period ended June 30, 1994. The decrease in loan originations was the result of decreased demand for mortgage loans, especially refinancing loans, due to increases in mortgage interest rates.

        Net interest income increased by approximately $2.9 million for the three-month period ended June 30, 1994 versus the comparable period of 1993. The Company realized a greater percentage of total revenues from interest income due to an increase in the amount of mortgage loans and mortgage-backed securities held for sale and to an increase in the length of time during which the Company holds its inventory prior to sale. During the second quarter the Company continued to maintain its holdings of mortgage-backed securities held for future sale and to maximize the interest income produced by these securities, a substantial portion of which is tax-exempt to the Company under Puerto Rico law. The result was to increase both the Company's net interest income and its level of assets held for sale, as well as decrease the Company's effective tax rate. The Company continues to maintain and monitor its hedging program to manage the risk to the value of its mortgage-backed securities portfolio due to changes in interest rates. Net interest income totaled $6.4 million in the 1994 second quarter, versus $3.5 million a year earlier. The results for the second quarter reflect both the current mortgage market environment and the manner in which the Company is strategically addressing this environment. Higher interest rates have negatively impacted the refinance market, and have increased the likelihood that total mortgage production in Puerto Rico will continue to be lower than levels experienced by the industry during the first quarter of 1994. Because of the Company's ability to finance its mortgage-backed securities inventory with low-cost tax advantaged funds, the Company has the opportunity to increase earnings through investment in mortgage-backed securities, an activity that improves net interest income while lowering the Company's effective tax rates.

The weighted average interest rate spread was 454 basis points during the second quarter of 1994 compared to 455 basis points for the comparable period of 1993.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income increased 89% to approximately $3.3 million for the quarter ended June 30, 1994 compared to $1.7 million for the same period in 1993. The increase is primarily attributable to growth in the Company's servicing portfolio.

FFCC records as an asset an excess servicing receivable on those loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than the current servicing fee rate on those loans sold. The excess servicing receivable is recognized at the time of sale as an adjustment to the resulting gain or loss on the loans sold and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees." Amortization of excess servicing is based on the amount and estimated timing of future cash flows. Amortization of excess servicing for each of the quarters ended June 30, 1994 and 1993 was approximately $100,000 and $19,000, respectively. The amortization of excess servicing is recorded as a reduction of servicing income. The Company's servicing portfolio totaled $2.6 billion at June 30, 1994 compared to $1.9 billion at the same date a year ago. The Company's servicing portfolio at June 30, 1994 increased approximately $200 million over the December 31, 1993 level.

The cost of acquiring the rights to service mortgage loans is capitalized. The amount capitalized is amortized in proportion to, and over the period of estimated net servicing income. Any unamortized balance related to rights sold is charged to income at time of sale. Capitalized servicing rights are analyzed quarterly by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool-by-pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value of the purchased mortgage servicing rights (determined based on estimated future net cash flows discounted at current rates) will be less than their carrying amounts, an impairment is recognized by charging such excess to income. At June 30, 1994 the unamortized balance of purchased servicing rights approximates their fair value. The amortization of purchased mortgage servicing rights for the quarters ended June 30, 1994 and 1993 was $180,000 and $123,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Loan origination costs, administrative and general." The Company entered the Puerto Rico wholesale mortgage market during the second quarter of 1994 and acquired approximately $6.0 million in FHA and VA mortgages from third parties. As a result of such acquisitions, the Company capitalized approximately $111,000 in servicing rights during the second quarter of 1994.

Other expenses (excluding interest expense) increased to $7.6 million during the three-month period ended June 30, 1994 compared to $6.7 million for the comparable period of 1993. The 1994 second quarter figure includes approximately $0.5 million in non-interest expenses attributable to the operations of Doral Federal.

The provision for income taxes decreased to $1.1 million for the three-month period ended June 30, 1994, compared to $3.0 million for the three months ended June 30, 1993, due to a decrease in income before taxes together with a decrease in the effective tax rate, due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgages secured by real property in Puerto Rico and GNMA mortgage-backed securities consisting of such mortgages are tax exempt under Puerto Rico law.

Results of operations for six months ended June 30, 1994 and June 30, 1993

The Company's income from operations and net income for the six months ended June 30, 1994 decreased 28% to $8.1 million and 17% to $9.3 million, respectively, compared to $11.2 for the corresponding period in 1993. Six months results for 1994 include a benefit of $1.2 million from the cumulative effect of the adoption of SFAS No. 115 "Accounting for certain investments in Debt and Equity securities" as of January 1, 1994. Year ago earnings reflected a $2.4 million gain from the sale of mortgage servicing rights. No such sales were made in the first six months of 1994.

Revenues from mortgage loan sales and fees decreased 57% to $7.1 million from $16.5 a year ago. This decrease was due to a combination of lower prices on the sales of mortgage loans and mortgage-backed securities related to increases in prevailing interest rates, reduced fees as a result of competitive factors and a reduction in the volume of loan originations. Such decrease also reflected a reduction in mortgage loan sales and fees in the amount of $1.0 million for the six-month period ended June 30, 1994 as a result of the adoption by the Company of SFAS 115. The total volume of loans originated was $486 million for the six-month period ended June 30, 1994 compared to $679 million for the year ago period. The decrease of 28% in loan originations was the result of decreased demand for mortgage loans, including refinancing loans, due to increases in mortgage interest rates. Refinancing loans comprised 68% of production in the first six-months of 1994 compared to 73% for the same period in 1993.

Net interest income increased by approximately $6.3 million or 83% for the six-month period ended June 30, 1994 versus the comparable period of 1993.
This increase was largely the result of carrying a significantly larger portfolio of mortgage-backed securities which are financed with low-cost funds. The weighted average interest rate spread was 447 basis points during the first half of 1994 compared to 438 basis points for the comparable period of 1993.

Loan servicing income increased 39% to approximately $6.0 million for the six-month period ended June 30, 1994 compared to $4.3 million for the same period in 1993. The increase in loan servicing income is due primarily to growth in the Company's servicing portfolio. Amortization of excess servicing for each of the six-month periods ended June 30, 1994 and 1993 was approximately $200,000 and $28,000, respectively. The amortization of excess servicing is recorded as a reduction of servicing income. For the six-month periods ended June 30, 1994 and 1993, amortization of purchased mortgage servicing rights was $360,000 and $246,000, respectively.

Other expenses (excluding interest expense) increased to $15.4 million during the six-month period ended June 30, 1994 compared to $12.7 million for the comparable period of 1993. The 1994 six-month period includes approximately $1.5 million in non-interest expenses attributable to the operations of Doral Federal and higher depreciation and rent expenses generally related to prior year expansion activities.

The provision for income taxes decreased to $2.2 million for the six-month period ended June 30, 1994, including $880,000 attributed to the cumulative effect of adopting SFAS 115, compared to $5.8 million for the six-months ended June 30, 1993, due to a decrease in income before taxes together with a decrease in the effective tax rate from 34% to 20%. The decrease in the effective income tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgages and GNMA mortgage-backed securities are tax exempt under Puerto Rico law.

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

     Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Stockholders Meeting of First Financial Caribbean Corporation was held on May 26, 1994. A quorum was obtained with 5,576,293 votes represented in person or by proxy, which represented approximately 80% of all votes eligible to be cast at the meeting. Six directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., Frederick
M. Danziger, and John L. Ernst, were reelected for additional one-year terms and two new directors, A. Brean Murray and Victor M. Pons, Jr. were also elected for one-year terms. The following proposals were voted upon at the meeting with the following results:

Proposal 1:  Election of Directors

 NOMINEES FOR ONE-YEAR TERM                 VOTES FOR             VOTES WITHHELD

             Salomon Levis                  5,246,361                329,932
             Richard F. Bonini              5,247,561                328,732
             Edgar M. Cullman, Jr.          5,247,161                328,732
             Frederick M. Danziger          5,247,561                328,732
             John L. Ernst                  5,247,561                328,732
             Zoila Levis                    5,247,561                328,732
             A. Brean Murray                5,218,761                357,532
             Victor M. Pons, Jr.            5,234,661                341,632

Proposal 2:  Ratification of the Appointment of Price Waterhouse as the
             Company's Independent Accountants for 1994.


             For:          5,284,097
             Against:        277,696
             Abstain:         14,500

      There were no broker non-votes with respect to any of the two proposals.

ITEM 5 - OTHER INFORMATION

      Dividend declaration

      On July 20, 1994 Board of Directors authorized the declaration of a cash dividend of $ 0.2625 per share to be paid on September 30, 1994 to shareholders of record on September 15, 1994 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series A, and also authorized a quarterly $0.13 per share cash dividend to be paid on September 1, 1994 to shareholders of record as of August 15, 1994 of the Company's Common Stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           3.2 - By-laws of FFCC, as amended as of May 26, 1994.

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



                                          FIRST FINANCIAL CARIBBEAN CORPORATION
                                                      (Registrant)



Date:  August 12, 1994                             /s/ Salomon Levis
                                        ---------------------------------------
                                                       Salomon Levis
                                                   Chairman of the Board
                                                and Chief Executive Officer



Date:  August 12, 1994                         /s/ Richard F. Bonini
                                      -----------------------------------------
                                                   Richard F. Bonini
                                            Senior Executive Vice President
                                                    and Secretary




Date:  August 12, 1994                           /s/ Luis Alvarado
                                      -----------------------------------------
                                                     Luis Alvarado
                                                Executive Vice President
                                              Chief Financial Officer and
                                              Principal Accounting Officer

                               INDEX TO EXHIBITS


                                                                  SEQUENTIALLY
                                                                    NUMBERED
                                             DESCRIPTION              PAGE

3.2   -  By-laws of FFCC, as amended as of May 26, 1994.