Form 10-Q
period 1994-09-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1994-11-14
CIK 840889

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    -----------------

                        Commission file number 0-17224

                    First Financial Caribbean Corporation
                    -------------------------------------
            (Exact name of registrant as specified in its charter)


         Puerto Rico                                       66-0312162
         -----------                                       ----------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                        identification number)


   1159 F.D. Roosevelt Avenue,
          Puerto Nuevo
     San Juan, Puerto Rico                                  00920-2998
     ---------------------                                  ----------
     (Address of principal                                  (Zip Code)
       executive offices)


Registrant's telephone number,                            (809) 749-7100
    including area code                                   --------------


Former name, former address and                           Not Applicable
former fiscal year, if changed                            --------------
     since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X            No
                               ----              ----

Number of shares of Common Stock outstanding at September 30, 1994 - 6,968,904
                                                                     ---------
                              Page 1 of 17 pages.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                     INDEX

                                                                                                                               PAGE

                                                    PART I - FINANCIAL INFORMATION

Item 1   -       Financial Statements

                 Consolidated Balance Sheet as of September 30, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . .  3

                 Consolidated Statement of Income and Retained Earnings - Quarters ended September 30, 1994 and
                 September 30, 1993 and nine-month period ended September 30, 1994 and September 30, 1993 . . . . . . . . . . .  4

                 Consolidated Statement of Cash Flows - Nine-month period ended September 30, 1994 and September
                 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2   -       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . .  9


                                                     PART II - OTHER INFORMATION

Item 1   -       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 2   -       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 3   -       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 4   -       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 5   -       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6   -       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSAND OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                                   September 30, 1994     December 31, 1993
                                                                                      (unaudited)             (audited)
                                                                                      -----------             ---------
            ASSETS
            ------
            Cash and cash equivalents                                                   $ 40,096             $ 37,307
            Mortgage loans held for sale, net                                            242,621              262,516
            Mortgage-backed securities held for trading, net                             288,861              125,716
            Mortgage-backed securities and investments held to maturity                   67,169                6,530
            Loans receivable, net                                                         17,910                9,561
            Accounts receivable and mortgage servicing advances, net                      15,174               15,330
            Accrued interest receivable                                                    6,521                4,022
            Capitalized servicing fee differential                                         5,588                3,464
            Property, leasehold improvements and equipment, net                            7,665                5,771
            Cost in excess of fair value of net assets acquired                            6,426                6,537
            Real estate held for sale, net                                                 2,346                2,928
            Purchased mortgage servicing rights, net                                       4,081                3,995
            Prepaid expenses and other assets                                              3,999                2,754
                                                                                        --------             --------
                                                                                        $708,457             $486,431
                                                                                        ========             ========

            Escrow funds (See contra)                                                   $ 50,004             $ 62,650
                                                                                        ========             ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
            Loans payable                                                               $229,968             $192,794
            Securities sold under agreements to repurchase                               300,082              143,200
            Deposit accounts                                                              59,561               26,451
            Advances from Federal Home Loan Bank                                             422                2,431
            Accounts payable and other liabilities                                        25,298               38,402
            Income tax payable                                                               802                3,749
            Deferred tax liability                                                         5,097                2,460
                                                                                        -------              --------

               Total liabilities                                                         621,230              409,487
                                                                                        -------              --------

            Commitments and contingencies
                                                                                        --------             --------

            Stockholders' equity:
               10.5%  Cumulative Convertible Preferred Stock, Series  A,
               $1.00  par value, 2,000,000 shares authorized; 304,030
               shares issued and outstanding (1993 - 414,413) (liquidating
               preference of $10 per share, aggregating $3,040,300)                          304                  414

               Common stock, $1.00 par value, 10,000,000 shares
               authorized; 6,982,904 shares issued and outstanding  (1993-                 6,983                6,762
               6,762,138)
               Paid-in capital                                                            16,774               16,885
               Retained earnings                                                          63,453               53,219
                                                                                        --------             --------
                                                                                          87,514               77,280
               Treasury stock at par value, 14,000 shares                                    (14)                 (14)
               Unearned compensation under employment contracts                             (273)                (322)
                                                                                        --------             --------

               Total stockholders' equity                                                 87,227               76,944
                                                                                        --------             --------

                                                                                        $708,457             $486,431
                                                                                        ========             ========

            Liability for escrow funds (See contra)                                     $ 50,004             $ 62,650
                                                                                        ========             ========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                (In thousand of dollars, except per share data)
                                   Unaudited

                                                                  Quarter Ended                      Nine-Month Period Ended
                                                          ------------------------------      -------------------------------------
                                                          September 30,    September 30,      September 30,       September 30,
                                                          -------------    -------------      -------------       -------------
                                                              1994             1993                1994               1993
                                                              ----             ----                ----               ----
     Revenues:
        Mortgage loans sales and fees                       $ 2,704        $10,414                $ 9,800            $26,918
        Servicing income                                      2,731          2,076                  8,764              6,406
        Interest income                                      12,301          6,260                 32,976             17,292
        Gain on sale of servicing rights                      ----           ----                   ----               2,378
        Rental and other income                                 128             25                    366                145
                                                            -------        -------                -------            -------
                                                             17,864         18,775                 51,906             53,139
                                                            -------        -------                -------            -------
     Expenses:
        Interest                                              6,603          2,523                 15,662              7,216
        Employee cost, net (See Note m)                         648          1,061                  4,011              5,452
        Taxes, other than payroll and income taxes              293            135                    649                349
        Maintenance                                             201             96                    555                380
        Advertising                                           1,264          1,310                  3,206              2,912
        Professional services                                   649            827                  2,303              2,666
        Telephone                                               451            419                  1,530              1,160
        Rent                                                    666            432                  2,024              1,270
        Other, net (See Note m)                               2,536          3,079                  7,872              5,889
                                                            -------        -------                -------            --------
                                                             13,311          9,882                 37,812             27,294
                                                            -------        -------                -------            --------

     Income before income taxes and cumulative effect         4,553          8,893                 14,094             25,845
     Income taxes:
        Current                                                 159          2,117                    361              7,511
        Deferred                                                512          1,146                  1,757              1,506
                                                            -------        -------                -------            ---------
                                                                671          3,263                  2,118              9,017
                                                            -------        -------                -------            --------
        Income before cumulative effect                       3,882          5,630                 11,976             16,828
     Cumulative  effect of  change in  accounting
     principle-adoption of SFAS 115, net of income
     taxes of $880                                            ----           ----                  1,215               ----
                                                            -------        -------                -------            -------

     Net income                                               3,882          5,630                 13,191             16,828
     Retained earnings at beginning of period                60,556         44,667                 53,219             35,042
        Less cash dividends paid:
          Convertible preferred stock                            79            126                    248                390
          Common stock                                          906            662                  2,709              1,971
                                                            -------        -------                -------            --------
     Retained earnings at end of period                     $63,453        $49,509                $63,453            $49,509
                                                            =======        =======                =======            =======
     Earnings per share:
     Primary:
     Income before cumulative effect                        $  0.54        $  0.83                $  1.68            $  2.50
     Cumulative effect                                         ---            ---                     .17               ---
                                                            -------        -------                -------            --------
        Net Income                                          $  0.54        $  0.83                $  1.85            $  2.50
                                                            =======        =======                =======           =======

     Fully Diluted:
     Income before cumulative effect                        $  0.51        $  0.74                $  1.58            $  2.22
     Cumulative effect                                         ---            ---                     .16               ---
                                                            -------        -------                -------            --------

        Net Income                                          $  0.51        $  0.74                $  1.74            $  2.22
                                                            =======        =======                =======            =======

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSAND OF DOLLARS)


                                                                                              Nine Month Period Ended September 30,
                                                                                              -----------------------------------
                                                                                                       1994          1993
                                                                                                       ----          ----
                                                                                                           (unaudited)
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  13,191      $ 16,828
                                                                                                    ---------      --------
   Adjustments to reconcile net income to net cash  provided by operating activities:
      Amortization of capitalized servicing fee differential  . . . . . . . . . . . . . . . .             348            75
      Amortization of cost in excess of fair value of net assets acquired   . . . . . . . . .             296           174
      Amortization of purchased mortgage servicing rights   . . . . . . . . . . . . . . . . .             540           369
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,116           491
      Gain on sale of servicing rights  . . . . . . . . . . . . . . . . . . . . . . . . . . .               -        (2,378)
      Cumulative effect of change in accounting principle   . . . . . . . . . . . . . . . . .          (1,215)            -
      Allowances for losses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             206           193
      Origination and purchases of mortgage loans held for sale   . . . . . . . . . . . . . .        (639,639)   (1,115,929)
      Principal repayment and sales of loans held for sale  . . . . . . . . . . . . . . . . .         177,450       573,121
      Purchases of mortgage-backed securities held for trading  . . . . . . . . . . . . . . .        (199,864)     (167,963)
      Principal repayments and sales of mortgage-backed securities held for trading   . . . .         520,018       629,729
      Increase in interest receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,499)       (1,116)
      Increase in loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,174        93,990
      Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             239         1,744
      Increase (decrease) in securities sold under agreements to repurchase   . . . . . . . .         156,882       (24,168)
      Decrease in payables and accrued liabilities  . . . . . . . . . . . . . . . . . . . . .         (13,343)         (474)
      (Decrease) increase in income tax payable . . . . . . . . . . . . . . . . . . . . . . .          (2,947)        5,698
      Increase in deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,637         1,506
      Amortization of unearned compensation under employment contracts  . . . . . . . . . . .              49           205
                                                                                                    ---------      --------
        Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,448        (4,733)
                                                                                                    ---------      ---------
      Net cash provided by operating activities   . . . . . . . . . . . . . . . . . . . . . .          50,639        12,095
                                                                                                    ---------      --------

Cash flows from investing activities:
   Acquisition of certificates of deposit   . . . . . . . . . . . . . . . . . . . . . . . . .               -        (1,808)
   Purchases of mortgage-backed securities and investments held to maturity   . . . . . . . .         (60,941)            -
   Principal repayments of investments held to maturity   . . . . . . . . . . . . . . . . . .             302             -
   Origination of loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,901)            -
   Principal repayments of loans receivable   . . . . . . . . . . . . . . . . . . . . . . . .           1,552             -
   Increase in accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (50)      (11,759)
   Additions to capitalized servicing fee differential  . . . . . . . . . . . . . . . . . . .          (2,472)       (1,487)
   Purchase of property, leasehold improvements and equipment   . . . . . . . . . . . . . . .          (3,010)       (2,016)
   Additions to cost in excess of fair value of net assets acquired   . . . . . . . . . . . .            (185)         (692)
   Proceeds from disposal of real estate held for sale  . . . . . . . . . . . . . . . . . . .           2,300         1,423
   Acquisition of real estate held for sale   . . . . . . . . . . . . . . . . . . . . . . . .          (1,718)         (719)
   Increase in purchased mortgage servicing rights  . . . . . . . . . . . . . . . . . . . . .            (626)          (12)
   Proceeds from sale of servicing rights   . . . . . . . . . . . . . . . . . . . . . . . . .               -         2,378
   (Decrease) increase in other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,245)          663
   Cash acquired in Doral Federal Savings Bank, net of purchase price   . . . . . . . . . . .               -           227
   Decrease in mortgage notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .               -         5,977
                                                                                                    ---------      --------
      Net cash used by investing activities   . . . . . . . . . . . . . . . . . . . . . . . .         (75,994)       (7,825)
                                                                                                    ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,110         4,410
   Dividends declared and paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,957)       (2,361)
   Repayment of advances from FHLB  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,009)         (301)
   Decrease in loans payable related to mortgage notes receivable   . . . . . . . . . . . . .               -        (3,846)
                                                                                                    ---------      --------

      Net cash provided (used) by financing activities  . . . . . . . . . . . . . . . . . . .          28,144       ( 2,098)
                                                                                                    ---------      --------

   Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .           2,789         2,172

   Cash and cash equivalents at beginning of period   . . . . . . . . . . . . . . . . . . . .          37,307        18,687
                                                                                                    ---------      --------

   Cash and cash equivalents at end of period   . . . . . . . . . . . . . . . . . . . . . . .       $  40,096      $ 20,859
                                                                                                    =========      ========

The accompanying notes are an integral part of this statement.

                                       6
                     FIRST FINANCIAL CARIBBEAN CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousand of dollars)



                                                                                                             Nine-Month Period Ended
                                                                                                                   September 30,
                                                                                                                 ----------------
                                                                                                                 1994        1993
                                                                                                                 ----        ----
                                                                                                                    (unaudited)
Supplemental Schedule of Noncash Investing and Financing Activities:
    Noncash financing activities-conversion of preferred stock . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,100    $   750
                                                                                                                =======    =======

    On September 10, 1993, the Company acquired all of the outstanding capital stock of Doral Federal Savings
    Bank (formerly Catano Federal Savings Bank) for $1,200,000 (including transaction costs).  In conjunction with the acquisition, liabilities were assumed as follows:

    Fair value of assets acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -       $13,073
    Cash paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -        (1,200)
                                                                                                                -------    -------
    Liabilities assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     -       $11,873
                                                                                                                =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash used to pay interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $15,423    $ 5,472
    Cash used to pay income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,308      1,813

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

      b. The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

      c. In January 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for certain investments in Debt and Equity Securities." The adoption of SFAS 115 requires the Company to classify and account for investments in equity securities that have readily determinable fair values and all investments in debt securities in one of the following three categories:


               - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.


               - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading. Such securities are to be reported at fair value, with unrealized gains and losses included in earnings. Mortgage-backed securities held for sale in conjunction with mortgage banking activities must be classified as trading securities.


               - Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

           The adoption of this standard resulted in the classification of approximately $132 million in mortgage-backed securities as trading securities and the recognition of a gross unrealized gain of approximately $2.5 million as of January 1, 1994 ($1.215 million net of taxes and related expenses). This unrealized gain is shown in the accompanying Consolidated Statement of Income and Retained Earnings under the caption "Cumulative Effect of Change in Accounting Principle -- Adoption of SFAS 115." Unrealized gains and losses on holdings of trading securities after January 1, 1994, are included in earnings as a component of mortgage loan sales and fees.

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

      e. Cash dividends per share paid for the quarter and nine-month period ended September 30, 1994 and 1993 were as follows:


                                            Quarter Ended          Nine-Month period ended
                                            September 30,               September 30,
                                        ---------------------     ------------------------
                                           1994       1993             1994      1993
            Series A Preferred Stock      $0.2625    $0.2625          $0.7875   $0.7875
            Common Stock                  $0.13      $0.10            $0.39     $0.30

      f. At September 30, 1994, escrow funds include approximately $19.1 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $30.9 million deposited with other banks which are excluded from the Company's assets and liabilities

      g. On October 25, 1993, the Company declared a two-for-one stock split on its shares of common stock outstanding. The stock split was effected in the form of a stock dividend of one additional share of common stock for each share of common stock held of record date on November 22, 1993. As a result, a total of 3,381,069 shares of common stock were issued on December 10, 1993. Also as a result of the stock split referred to above, each outstanding share of the Company's Series A Preferred Stock is now convertible into two shares of common stock at a conversion price of $5 per share.

           For purposes of the computation of earnings per share and common stock dividends per share, the stock split including the effect of the preferred stock's change in the computation of common stock equivalents, was retroactively recognized for the first quarter of 1993.

      h. Certain reclassifications of prior year's data have been made to conform to 1994 classifications.

      i. Investments held to maturity consist of FNMA/FHLMC mortgage-backed securities, U.S. Treasury notes, Federal Home Loan Bank notes and collateralized mortgage obligations.

      j. The purchase price paid for contractual rights to service mortgage loans (not exceeding the present value of estimated future net servicing income) is capitalized and amortized in proportion to, and over the period of estimated net servicing income. The Company evaluates the net realizable value of purchased mortgage servicing rights by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool by pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value is less than the carrying amounts an impairment is recognized by charging such excess to income. Prepayment rates tend to increase (causing faster amortization) as mortgage interest rates decline, and are inversely affected as mortgage interest rates increase. Amortization of purchased servicing rights is based on related pools principal amortization.

      k. The Company sells substantially all of the mortgage loans it produces (other than those originated by Doral Federal) and retains the servicing rights thereto. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual service fee. Gains and losses on sales of mortgage loans are adjusted to reflect as income or loss servicing fees that vary from normal servicing fee rates set by federally approved secondary market makers. Accordingly, the Company has recorded as capitalized servicing fee differential, amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated life of the loans. The adjustment results in a receivable that is realized through receipt of the excess service fee over time.
           The Company evaluates the net realizable value of its capitalized servicing fee differential based on the present value of the estimated remaining future excess servicing fee revenue, using the same discount factor used in the original calculation of the capitalized servicing fee differential.

      l. The number of shares of common stock used for computing the primary and fully diluted net income per share was as follows:




                                             Quarter Ended                            Nine-Month Period Ended
                                  ---------------------------------               -------------------------------
                                  September 30,       September 30,               September 30,     September 30,
                                  -------------       -------------               -------------     -------------
                                      1994               1993                         1994              1993
                                      ----               ----                         ----              ----
           Primary                   6,964,413         6,603,630                   6,918,824           6,575,942
           Fully diluted             7,576,964         7,576,964                   7,576,964           7,576,964

      m. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earning net of direct loan origination costs which pursuant to FAS-91 are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $5.8 million and $8.7 million, respectively, for the quarters ended September 30, 1994 and 1993 and $21.7 million and $25.3 million, respectively, for the nine month periods ended September 30, 1994 and 1993, except for the application of FAS-91. Other expenses would have been $3.4 million and $5.5 million, respectively, for the quarters ended September 30, 1994 and 1993 and $10.7 million and $10.6 million, respectively, for the nine month periods ended September 30, 1994 and 1993, except for the application of FAS-91.

           Set Forth below is a breakdown of direct loan origination costs that were capitalized or offset against mortgage loan sales and fees.


                                                                     Quarter Ended                      Nine-Month Period Ended
                                                            ---------------------------------       -------------------------------
                                                            September 30,       September 30,       September 30,     September 30,
                                                            -------------       -------------       -------------     -------------
                                                                1994                1993                1994              1993
                                                                ----                ----                ----              ----

           Offset against mortgage loan sales and fees . . . .  $6,069            $ 8,769             $15,409           $22,424

           Capitalized as part of loan inventory . . . . . . .     -                1,272               5,095             2,099
                                                                ------            -------             -------           -------

                                                                $6,069            $10,041             $20,504           $24,523
                                                                ======            =======             =======           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The interim Consolidated Condensed Statement of Cash Flows reflect the working capital needs of the Company. Operating activities provided approximately $50.6 million of net cash during the nine-month period ended September 30, 1994, versus approximately $12.1 million in the comparable period of 1993.
The major changes were an increase of approximately $156.9 million in securities sold under agreements to repurchase and a net increase of approximately $163.1 million in mortgage-backed securities held for trading. Both increases relate to a decision made in the first quarter of 1994 to increase holdings of mortgage-backed securities to maximize net interest income produced by these securities, a substantial portion of which is tax exempt to the Company under Puerto Rico income tax law. Consistent with this strategy, during the third quarter of 1994 the Company purchased approximately $42 million of mortgage-backed securities which are being financed under long term financing agreements and held until maturity.

Investing activities used cash of approximately $76.0 million in the first nine months of 1994 due primarily to purchases of mortgage-backed securities and investments held to maturity in the amount of approximately $60.9, due to the decision made in the third quarter to invest in mortgage backed securities and hold them to maturity. Purchases of furniture, equipment and leasehold improvements used cash of approximately $3.0 million. Acquisition of real estate owned used cash of approximately $1.7 million while disposals contributed cash of approximately $2.3 million. Purchases of mortgage servicing rights used cash of approximately $626,000 reflecting the Company's decision to enter the wholesale mortgage loan purchase market during the second quarter of 1994. When the

Company purchases mortgage loans together with the related servicing rights, a portion of the purchase price is allocated to the servicing rights acquired.

During the first nine-months of 1994, financing activities provided approximately $28.1 million of net cash due to additional deposit accounts amounting to approximately $33.1 million attracted by Doral Federal, the Company's thrift subsidiary, net of quarterly dividend payments of approximately $2.9 million and repayment of advances to the Federal Home Loan Bank of approximately $2.0 million.

Total liabilities were approximately 7.1 and 5.3 times stockholders' equity at September 30, 1994 and December 31, 1993, respectively. The increased leverage at September 30, 1994 was due mainly to a significant increase in securities sold under agreements to repurchase as compared to December 31, 1993. The additional debt was incurred to finance the higher levels of mortgage-backed securities held for trading and until maturity.

As of September 30, 1994, Doral Federal met all its fully phased-in capital requirements (i.e. tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and risk-based capital at least 8% of risk adjusted assets. As of September 30, 1994 Doral Federal had tangible capital and core capital to $5.7 million or approximately 8.12% of adjusted assets. As of such date, Doral Federal had risk-based capital of $6.0 million or 22.33% of risk adjusted assets.

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. FFCC held mortgage loans prior to sale for an average period of approximately
182.5 days for the nine-month period ended September 30, 1994 and 98 days during the year ended December 31, 1993. The increase in the days mortgage loans were held prior to sale was due to higher levels of mortgage-backed securities held for trading and a decision made by the Company to hold such mortgage-backed securities for longer periods of time in order to maximize net interest income. At September 30, 1994 and December 31, 1993, FFCC had available warehousing lines of credit of $122.5 million. At September 30, 1994 and December 31, 1993, FFCC had used approximately $45.9 million and $54.8 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally terminable at the discretion of the lender.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At September 30, 1994, FFCC had used approximately $250.9 million of credit under repurchase agreement lines of credit. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks.

In addition, included among FFCC's credit facilities are gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans have been pooled for securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At September 30, 1994 and December 31, 1993, FFCC had available gestation facilities of $300 million and $150 million, respectively. At September 30, 1994 and December 31, 1993, FFCC had used approximately $153.2 million and $36.1 million, respectively, of credit available under its gestation facilities. Approximately $104 million of the $153.2 million used by the Company at September 30, 1994 were used to finance mortgage loans while approximately $49.2 million were used to finance mortgage-backed securities.

Doral Federal obtains funding for its lending activities through the receipt of deposits and to a lesser extent from other borrowings such as Federal Home Loan Bank advances and repurchase agreements with brokerage houses. Doral Federal, as a member of Federal Home Loan Bank of New York (the "FHLB-NY"), has access to collateralized borrowings from the FHLB-NY up to a maximum of 25% of its qualifying assets.

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 5.09% and 3.98%, respectively, for the nine-month period ended September 30, 1994 compared to 4.25% for warehousing lines of credit and 3.34% for repurchase agreements in each case for the year ended December 31, 1993.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days. During the nine-month period ended September 30, 1994, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $2.8 million.

During the nine-month period ended September 30, 1994, the Company collected an average of $973,000 per month in net servicing fees, including late charges.
At September 30, 1994 and December 31, 1993, the servicing portfolio amounted to approximately $2.7 billion and $2.4 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties.

FFCC generally has been able to provide for its growth and expansion and for continued liquidity with funds from short-term borrowings and revenues from operations. FFCC expects that it will have adequate resources to finance its operations. On November 3, 1994, the Company commenced a private placement of up to $5.0 million of its medium term notes with varying maturities from six months to two years. The offering is conditioned on a minimum of $2.0 million of notes being sold. The notes are being offered exclusively to residents of Puerto Rico in a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

Assets and Liabilities

At September 30, 1994, total assets were $708 million compared to $486 million at December 31, 1993. This increase was due primarily to an increase of $163 million in mortgage-backed securities held for trading as a result of the decision made by the Company in the first quarter of 1994 to increase its holdings of mortgage-backed securities in order to maximize tax exempt interest income produced by these securities. Total liabilities were $621 million at September 30, 1994 compared to $409 million at December 31, 1993. This increase was largely the result of an increase in securities sold under agreements to repurchase related to the financing of the higher level of mortgage-backed securities held for trading and until maturity.

As of September 30, 1994, Doral Federal had $70.8 million in assets compared to $33.8 million at December 31, 1994 and to $13.1 million a year ago when the institution was acquired by the Company. This increase was due primarily to an increase of $13.4 million in loans receivable and to a $18.8 million increase in investments, consisting of FNMA/FHLMC mortgage-backed securities, United States Treasury Notes and FHLB-NY notes. Loans receivable and investments owned by Doral Federal are classified as held to maturity. At September 30, 1994, Doral Federal's deposit accounts totalled $59.6 million compared to $24.5 million at December 31, 1993 and $8.3 million a year ago when it was acquired. Deposit accounts include $19.1 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from First Financial's servicing operations. All other deposits at September 30, 1994, are retail deposits, most of them in the form of certificates of deposit. The increase in deposits is due to an aggressive campaign to attract funds offering competitive interest rates.

Increase in interest rates adversely affect the value of the Company's inventory of mortgage backed securities held for trading and can adversely affect the gain on sale of mortgage loans. The Company has various mechanisms to reduce its exposure to interest rate fluctuations, as they affect the values of the portfolio holdings of mortgage loans and mortgage-backed securities and the prices of newly created loans and loans to be originated. Among other things, the Company enters into options on futures contracts designated as trading hedges which are marked to market on a monthly basis with the resulting gains and losses charged to operations. Losses on futures contracts are generally indicative of higher profits on sale of mortgage loans, conversely gains on futures contracts are indicative of lower profits or losses on the sale of mortgage loans. Changes in the market value of futures contracts that qualify as hedges of existing assets or liabilities are recognized as an adjustment of the carrying amount of the hedged items. For the quarter and nine-month periods ended September 30, 1994, FFCC experienced gains of approximately $129,000 and $1,186,000, respectively, from its hedging activities, compared to losses of $1,129,000 and $1,493,000 for the quarter and nine-month period of 1993, respectively.

As of September 30, 1994, FFCC held $2.3 million of real estate owned, compared to $2.9 million as of December 31, 1993.

Results of Operations for Quarters Ended September 30, 1994 and 1993

Net income for the quarter ended September 30, 1994 decreased to $3.9 million from $5.6 million for the comparable period of 1993. This decrease is largely attributable to a lower level of loan originations, lower gains on the sale of mortgage loans and , the effect of increased competition on pricing decisions. Doral Federal achieved profitability during the third quarter of 1994 and contributed approximately $56,000 in net income for the quarter.

Revenues from mortgage loan sales and origination fees decreased to $2.7 million for the quarter ended September 30, 1994 from $10.4 million for the comparable period of 1993. This decrease was due to a combination of lower prices on the sales of mortgage loans and mortgage-backed securities resulting from increases in prevailing interest rates, reduced fees as a result of competition and a reduction in the volume of loan originations. As a result of the adoption of SFAS 115, unrealized gains and losses on holding of trading securities after January 1, 1994 are included in earning as a component of mortgage loan sales and fees. Mortgage loan sales and fees for the quarter ended September 30, 1994, included $1.5 million relating to gross unrealized gains of the Company's trading securities portfolio during the quarter.

The Company entered the Puerto Rico wholesale mortgage loan purchase market during the second quarter of 1994 to diversify its sources of loan production and compensate for the decrease in the volume caused by higher interest rates and increased competition. The total volume of loans originated and purchased was $153 million for the three-month period ended September 30, 1994 compared to $437 million for the three-month period ended September 30, 1993. The total volume of loans purchased was approximately $32 million for the three-month period ended September 30, 1994. There were no purchases made during the 1993 period. The decrease in loan originations was the result of decreased demand for mortgage loans, especially refinancing loans, due to increases in mortgage interest rates.

Net interest income increased by $2.0 million for the three-month period ended September 30, 1994 versus the comparable period of 1993. Approximately $534,000 or 27% of the increase was related to the operations of Doral Federal. During the third quarter of 1994 the Company continued to realize a major percentage of total revenues from interest income associated with the Company's mortgage-backed securities inventory, resulting from an increase in the length of time for which the Company holds mortgage loans and mortgage-backed securities prior to sale a substantial portion of which is tax-exempt to the Company under Puerto Rico law. The implementation of this strategy has led to increases in the Company's net interest income and the amount of assets held for sale and a decrease in the Company's effective tax rate.

The Company continues to maintain and monitor its hedging program to manage the risk to the value of its mortgage-backed securities portfolio due to changes in interest rates. Net interest income totaled $5.7 million in the 1994 third quarter of 1994, versus $3.7 million a year earlier. Higher interest rates have negatively impacted the refinance market and have increased the likelihood that total mortgage production in Puerto Rico will continue to be lower than levels experienced by the industry during the first quarter of 1994. Because of the Company's ability to finance its mortgage-backed securities inventory with low-cost tax advantaged funds, the Company has made a strategic decision to compensate, in part, for the decrease in mortgage loan sales and fees by increasing net interest income through investment in mortgage-backed securities, an activity that improves net interest income while lowering the Company's effective tax rates.

The weighted average interest rate spread was 410 basis points during the third quarter of 1994 compared to 449 basis points for the comparable period of 1993.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income increased 32% to $2.7 million for the quarter ended September 30, 1994 compared to $2.1 million for the same period in 1993. The increase is primarily attributable to the growth in the Company's servicing portfolio.

FFCC capitalizes as an asset a servicing fee differential on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than servicing fee normally permitted by FNMA, GNMA or FHLMC. The capitalized servicing fee differential is recognized at the time of sale as an adjustment to the resulting gain or loss on the loans sold and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees." Amortization of capitalized servicing fee differential is based on the amount and timing of estimated future cash flows. See Note k to the Notes to Consolidated Condensed Financial Statements. Amortization of such servicing fee for each of the quarters ended September 30, 1994 and 1993 was approximately $148,000 and $47,000, respectively. The amortization of servicing fee differential is recorded as a reduction of servicing income. The Company's servicing portfolio totaled $2.7 billion at September 30, 1994 compared to $2.1 billion at the same date a year ago. The Company's servicing portfolio at September 30, 1994 increased $300 million over the December 31, 1993 level.

The cost of acquiring the rights to service mortgage loans is capitalized by the Company on its financial statements. The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Any unamortized balance related to rights sold is charged to income at time of sale. Capitalized purchased servicing rights are analyzed quarterly by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool-by-pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value of the purchased mortgage servicing rights (determined based on estimated future net cash flows discounted at current rates) will be less than their carrying amounts, an impairment is recognized by charging such excess to income. At September 30, 1994, the unamortized balance of purchased servicing rights approximates their fair value. The amortization of purchased mortgage servicing rights for the quarters ended September 30, 1994 and 1993 was $180,000 and $123,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses." The Company entered the Puerto Rico wholesale mortgage market during the second quarter of 1994 and during the third quarter of 1994 the Company purchased approximately $32 million in FHA and VA mortgages from third parties. As a result of such acquisitions, the Company capitalized approximately $515,000 in servicing rights during the third quarter of 1994.

Aggregate expenses for the quarter ended September 30, 1994 increased by $3.4 million compared to the third quarter of 1993, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage backed securities portfolios. Employee costs decreased 38.9% compared to the same quarter of the prior year. This is a direct result of cost reduction efforts implemented by management related to the decrease in loan volume. Advertising and telephone expenses have remained slightly higher than third quarter 1993 levels because management considered it necessary to maintain the level of such expenses to ensure the

Company retain its share of the Puerto Rico market for mortgage loans. Increase in rent expenses are associated with prior year expansion activities.

The provision for income taxes decreased to $671,000 for the three-month period ended September 30, 1994, compared to $3.3 million for the three-month period ended September 30, 1993, due to a decrease in income before taxes together with a decrease in the effective tax rate. The decrease in the effective tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgages secured by real property in Puerto Rico and GNMA mortgage-backed securities consisting of such mortgages are tax exempt under Puerto Rico law.

Results of operations for the nine-months period ended September 30, 1994 and September 30, 1993

The Company's net income for the nine months ended September 30, 1994, decreased to $13.2 million, compared to $16.8 million for the corresponding period in 1993. Consolidated results for the 1994 periods include the operations of Doral Federal acquired by the Company in September 1993. For the nine-month period ended September 30, 1994, Doral Federal's net income amounted to approximately $58,000. Nine months results for 1994 include a benefit of $1.2 million from the cumulative effect of the adoption of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. Earnings for the first nine months of 1993 reflected a $2.4 million gain from the sale of mortgage servicing rights. No such sales were made in the first nine months of 1994.

Revenues from mortgage loan sales and fees decreased 64% to $9.8 million from $26.9 a year ago. This decrease was due to a combination of lower prices on the sales of mortgage loans and mortgage-backed securities related to increases in prevailing interest rates, reduced fees as a result of competitive factors and a reduction in the volume of loan originations. The total volume of loans originated and purchased was approximately $650 million for the nine-month period ended September 30, 1994 compared to approximately $1.115 billion for the nine month period ended September 30, 1993. The decrease of 42% in loan originations and purchases was the result of decreased demand for mortgage loans, including refinancing loans, due to increases in mortgage interest rates. Refinancing loans comprised 64% of production in the first nine-months of 1994 compared to 74% for the same period in 1993.

As a result of the adoption of SFAS 115, unrealized gains and losses on holdings of trading securities after January 1, 1994 are included in earnings as a component of mortgage loan sales and fees. Mortgage loan sales and fees for the nine-month period ended September 30, 1994, included $400,000 related gross unrealized gains of the Company's trading securities portfolio during such period.

Net interest income increased by approximately $7.2 million or 72 % for the nine-month period ended September 30, 1994 versus the comparable period of 1993. This increase was largely the result of carrying a significantly larger portfolio of mortgage-backed securities. Doral Federal contributed $1.5 million of net interest income during the first nine months of 1994 compared to only $35,000 for the same period of 1993. The weighted average interest rate spread was 415 basis points during the nine months ended September 30, 1994 compared to 423 basis points for the comparable period of 1993.

Loan servicing income increased 37% to $8.8 million for the nine-month period ended September 30, 1994 compared to $6.4 million for the same period in 1993. The increase in loan servicing income is due primarily to growth in the Company's servicing portfolio. Amortization of capitalized servicing fee differential for each of the nine-month periods ended September 30, 1994 and 1993 was approximately $348,000 and $75,000, respectively. The amortization of capitalized servicing fee differential is recorded as a reduction of servicing income. For the nine-month periods ended September 30, 1994 and 1993, amortization of purchased mortgage servicing rights was $540,000 and $369,000, respectively.

Aggregate expenses for the nine months period ended September 30, 1994 increased by $10.5 million compared to the same period for 1993, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage backed securities portfolios. Employee costs decreased 26.4% compared to the same period of 1993. This is a direct result of cost reduction efforts implemented by management related to the decrease in loan volume. Advertising and telephone expense have remained slightly above 1993 levels since management considered it necessary to maintain the level of such expenses to ensure the Company retain its share of the Puerto Rico market for mortgage loans. Increases in rent expenses are associated with prior year expansion activities.

The provision for income taxes decreased to $3 million for the nine-month period ended September 30, 1994, including $880,000 attributed to the cumulative effect of adopting SFAS 115, compared to $9.0 million for the nine-months ended September 30, 1993, due to a decrease in income before taxes together with a decrease in the effective tax rate from 34% to 20%. The decrease in the effective income tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgage loans secured by residential property in Puerto Rico and GNMA mortgage-backed securities composed of such loans is tax exempt under Puerto Rico law.

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

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5 - OTHER INFORMATION

      Dividend declaration

      On October 31, 1994 the Board of Directors authorized the declaration of a cash dividend of $ 0.2625 per share to be paid on December 31, 1994 to shareholders of record on December 9, 1994 of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series A, and also authorized a quarterly $0.13 per share cash dividend to be paid on December 2, 1994 to shareholders of record as of November 14, 1994 of the Company's Common Stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           None.

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



                                                                                       FIRST FINANCIAL CARIBBEAN CORPORATION
                                                                                                   (Registrant)



Date:  November 11, 1994                                                                       /s/ Salomon Levis
                                                                                       -------------------------------------
                                                                                                   Salomon Levis
                                                                                               Chairman of the Board
                                                                                            and Chief Executive Officer



Date:  November 11, 1994                                                                      /s/ Richard F. Bonini
                                                                                       -------------------------------------
                                                                                                  Richard F. Bonini
                                                                                           Senior Executive Vice President
                                                                                                   and Secretary




Date:  November 11, 1994                                                                        /s/ Luis Alvarado
                                                                                       -------------------------------------
                                                                                                   Luis Alvarado
                                                                                              Executive Vice President
                                                                                            Chief Financial Officer and
                                                                                            Principal Accounting Officer
