Form 10-Q/A
period 1994-09-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1994-12-06
CIK 840889

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _________________

                         Commission file number 0-17224
                                                -------
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
          since last report

The purpose of this Amendment No. 1 is to include the Financial Data Schedule required to be filed as an exhibit under Item 6.

================================================================================

                         PART II - OTHER INFORMATION

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST FINANCIAL CARIBBEAN CORPORATION
                                                       (Registrant)



Date:  November 30, 1994                         /s/ Luis Alvarado
                                          -------------------------------------
                                                     Luis Alvarado
                                                Executive Vice President
                                               Chief Financial Officer and
                                               Principal Accounting Officer