Form 10-K405
FIRST FINANCIAL CARIBBEAN CORP
filed 1995-03-31
CIK 840889

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                FORM 10-K405
  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 0-17224


                     FIRST FINANCIAL CARIBBEAN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               PUERTO RICO                               66-0312162
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

      1159 FRANKLIN D. ROOSEVELT AVENUE
            SAN JUAN, PUERTO RICO                          00920
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (809) 749-7100.

                              --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE. SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, $1 PAR VALUE
           10-1/2% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
         $69,475,644 approximately, based on the last sale price of $13 1/2 per share on the NASDAQ National Market System on March 10, 1995. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
         Common Stock:  7,202,284 shares as of March 10, 1995.     (continued)

                      DOCUMENTS INCORPORATED BY REFERENCE


PART III

Item 10        Directors  and  Executive  Officers  of the          Information   in  response  to  this  Item  is
               Registrant.                                          incorporated  into  this   Annual  Report   on
                                                                    Form 10-K by reference to the section entitled
                                                                    "Election of Directors and Related Matters" in
                                                                    the Company's definitive  Proxy Statement  for
                                                                    use in connection with its 1995 Annual Meeting
                                                                    of stockholders (the "Proxy Statement").

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

                              ____________________

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                        1994 ANNUAL REPORT ON FORM 10-K



                                                    TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I
         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .  38

PART II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .  38
         Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
         Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52

PART III

         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .  53
         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .  53
         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  53

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . .  53




IA089.ENS

                                     PART I

ITEM 1.  BUSINESS


GENERAL.

        First Financial Caribbean Corporation ("FFCC" or the "Company"), together with its wholly-owned subsidiaries, including Doral Mortgage Corporation ("Doral"), its principal subsidiary, is primarily engaged in a wide range of mortgage banking activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the issuance and sale of various mortgage-backed securities, the holding and financing of mortgage loans and mortgage-backed securities for sale or investment, from time to time, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, construction loans and loans secured by commercial real estate (the "Mortgage Banking Business"). Substantially all of FFCC's income is from its Mortgage Banking Business which, until the opening of a branch in Florida in March 1992, was exclusively conducted in Puerto Rico. On September 10, 1993, the Company acquired Doral Federal Savings Bank ("Doral Federal"), a federal savings and loan association which operates through two branches in Puerto Rico. In February 1994, the Company opened a second branch in the State of Florida located in the City of Miami. References herein to the "Company" or "FFCC" shall be deemed to refer to the Company and its consolidated subsidiaries, unless the context requires otherwise.

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

        The business and profitability of FFCC depend, to a large degree, on its ability to sell mortgage loans to investors in the secondary mortgage market at prices that are higher than the prices at which FFCC originates or purchases such loans. The growth of the secondary mortgage market is attributable in large part to programs maintained by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). In addition, part of the Company's business is dependent upon the continuation of various programs administered by the Federal Housing Administration ("FHA") for HUD, which insures mortgage loans, and the Veterans Administration ("VA"), which partially guarantees mortgage loans. Although the Company is not aware of any proposed discontinuation of, or significant reduction in, the various programs administered by FNMA, FHLMC, GNMA, FHA or VA, any such discontinuation or reduction in the operation of such programs could have a material adverse effect on the Company's operations. See "Mortgage Banking Business - Sale of Loans; Issuance of Mortgage Backed Securities" herein.

        The Company is subject to the rules and regulations of, and supervision by, several Federal and Puerto Rico entities, including, FNMA, FHLMC, GNMA, FHA, VA, HUD, the Commissioner of Financial Institutions of Puerto Rico (the "Commissioner") and the Department of the Treasury of Puerto Rico ("Puerto Rico Treasury"), with respect to, among other things, licensing requirements, establishment of maximum interest rates, required disclosure to customers and the originating, processing, underwriting, selling and securitizing of mortgage loans. See "Regulation - Mortgage Banking Business" herein.

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

        The Company's principal revenues from the Mortgage Banking Business are loan servicing fees, loan origination fees, interest on mortgage loans and various mortgage-backed securities held prior to sale, gains from the sale of mortgage loans and various mortgage-backed securities, sales of servicing rights and other income (primarily sales of real estate owned). The Company is an approved seller/servicer for FHLMC and FNMA, an approved issuer for GNMA and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. In addition, FFCC is qualified to originate FHA insured and VA guaranteed mortgage loans. The Company is the largest mortgage banking institution in Puerto Rico in terms of the volume of origination of first mortgage loans on single-family residences.

        To enter a new market and thereby expand its source of mortgage loan originations and its servicing portfolio, Doral opened a branch in Royal Oak Village Mall in the Orlando, Florida, metropolitan area in March 1992. This office represents the first branch office opened by the Company outside of Puerto Rico. In February 1994, Doral opened an additional branch office in Miami, Florida. The Orlando and Miami offices together are staffed by seven employees and originated approximately $6.3 million in mortgage loans during the year ended December 31, 1994. FFCC's operations in the state of Florida are subject to supervision by the Florida Department of Banking and Finance.

        The following table sets forth the components of FFCC's revenues and the percentage contribution of each component for the periods indicated:

                                                                         Year ended December 31,
                                                       ------------------------------------------------------------
                                                            1994                   1993                   1992
                                                       ---------------        --------------         --------------
                                                                          (DOLLARS IN THOUSANDS)
      Revenues:
         Mortgage loan sales and fees . . . . . . . .  $10,573     15%        $35,230     50%         $24,560   49%
         Servicing income . . . . . . . . . . . . . .   11,448     16%          8,627     12%           7,163   14%
         Interest income  . . . . . . . . . . . . . .   46,508     65%         23,775     34%          16,983   34%
         Gain on sale of servicing rights . . . . . .    3,003      4%          2,378      4%             935    2%
         Rental and other income  . . . . . . . . . .      511     (1)            218     (1)             163   (1)
                                                          ----    ---           -----    ---             ----  ---
        Total(2)                                       $72,043    100%        $70,228    100%         $49,804  100%
                                                       =======    ===         =======    ===          =======  ===

----------------

(1)Represents less than one percent of revenues.
(2)Sums of the columns may not add up to the totals due to rounding.

DORAL FEDERAL SAVINGS BANK

        On September 10, 1993, the Company acquired all the outstanding common stock of Doral Federal, a federal savings association whose deposit accounts are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. As of December 31, 1994, Doral Federal had total assets of approximately $86.4 million and a net worth of approximately $6.4 million.

        During the year ended December 31, 1994, Doral Federal did not have a significant impact on the financial results of the Company, experiencing a net income of approximately $205,000 notwithstanding increased expenses associated with creating an infrastructure necessary to support future growth. During 1994, Doral Federal, however, experienced substantial growth in assets increasing from $34 million as of December 31, 1993 to $86.4 million as of December 31, 1994. This growth was funded largely through increases in retail certificate of deposit accounts and non-interest bearing accounts maintained by the Company and its subsidiaries, consisting primarily of corporate and custodial accounts.

        Doral Federal operates through two branches located in the San Juan metropolitan area. These branch locations serve primarily as deposit-taking operations, since to date most loans have been originated pursuant to the Master Loan Production Agreement referred to below. As of December 31, 1994, Doral Federal had deposits of approximately $79.3 million. Custodial accounts associated with the Company's servicing portfolio, commercial accounts of the Company and retail deposits, constituted approximately 27%, 16% and 57%, respectively, of Doral Federal's total deposit accounts.

        Since its acquisition by FFCC, Doral Federal has been engaged primarily in the origination of first mortgage loans on single family homes. During 1994, Doral Federal also began to offer personal loans of up $40,000 secured by mortgage on single family homes. These loans are generally secured by first or second liens on the property. Puerto Rico usury regulation permits lenders to charge a higher rate of interest on such loans than on conventional first mortgage loans. To a lesser extent, Doral Federal also makes real estate development loans and loans secured by commercial real estate.

        Doral Federal has entered into a Master Loan Production Agreement with the Company whereby the Company has agreed to meet its stated production goals by, among other things, (1) advertising, promoting and marketing to the general public, (2) interviewing prospective borrowers and initial processing of loan applications, consistent with Doral Federal's underwriting guidelines, and (3) providing personnel and facilities with respect to the execution of loan agreements. The terms of the Master Loan Production Agreement are believed to be at least as favorable to Doral Federal as those prevailing for comparable transactions with or involving other non-affiliated companies. In the future, Doral Federal may determine to engage in direct mortgage loan originations through its branch network.

        Doral Federal has also entered into a Master Purchase, Servicing and Collection Agreement (the "Master Purchase Agreement") with the Company providing for the sale by Doral Federal to the Company of the servicing rights to all first and second mortgage loans secured by residential properties, all loans secured by commercial real estate, all commercial business loans, consumer and any other loans secured by mortgages which presently are, or will become, part of Doral Federal's loan portfolio (the "Loans"). The Master Purchase Agreement further provides that the Company, exclusively, will service the Loans, and that Doral Federal will continue to process collections of payments of the Loans, all according to a fee schedule contained in the Master Purchase Agreement. The fee schedule provides that the purchase price of the servicing rights with respect to the Loans is a percentage of the outstanding principal amount of such Loans, and depends on the term to maturity of the Loans. The terms of the Master Purchase Agreement are believed to be at least as favorable to Doral Federal as those prevailing for comparable transactions with or involving other non-affiliated companies.

        For further information regarding Doral Federal, see "Other Lending and Investment Activities" and "Regulation - Savings and Loan Operations - Doral Federal."

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

        FFCC originates both (a) conventional mortgages on single-family residences, which generally (i) are insured by private mortgage insurers or (ii) do not exceed 80% of the appraised value of the mortgaged property, and (b) mortgages on single-family residences, guaranteed by the VA ("VA loans") or insured by HUD ("FHA loans"). VA loans and FHA loans qualify for inclusion in the mortgage-backed securities program sponsored by GNMA. A substantial portion of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC. The Company also originates construction loans for owner-occupied single family residences and other real estate developments and mortgage loans on commercial properties. Construction loans and mortgage loans on commercial properties constituted less than 1% of the total dollar volume of loans originated by the Company during the year ended December 31, 1994.

        While the Company makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all the loans are fixed rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans was approximately $61,600 and $52,000, respectively, for the year ended December 31, 1994.

        The Company also offers second mortgages. During 1994, second mortgages constituted less than 4% of the total loans originated by the Company. The maximum loan-to-appraised value ratio on second mortgages permitted by the Company is 80% (including the amount of any first mortgage).

        During 1994, the Company also began to aggressively offer personal loans up to $40,000 secured by mortgages. These loans are generally secured by first or second mortgages on single-family residences, are payable within three to ten years and provide for higher interest rates than typical first mortgages.

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

        FFCC purchases FHA loans and VA loans from Doral and other mortgage bankers for resale to institutional investors in the form of GNMA securities. The Company's strategy is to increase its servicing portfolio through internal originations through its branch network. However, in 1994, in order to diversify its sources of loan production, the Company reentered the wholesale mortgage loan market. Purchases of loans from other mortgage bankers in the wholesale loan market provides the Company with a source of low cost production that allows the Company to continue to increase the size of its servicing portfolio. The Company purchased approximately $63 million in loans from third parties during the year ended December 31, 1994 as compared to approximately $1 million, $29 million, $48 million and $117 million for the years ended December 31, 1993, 1992, 1991 and 1990, respectively.

        The following table sets forth the number and dollar amount of the Company's mortgage loan production for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------
                                         1994           1993            1992             1991              1990
                                     ------------   ------------    ------------     ------------      ------------
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE INITIAL LOAN BALANCES)
      FHA/VA LOANS:

         Number of Loans  . . .             7,037          8,364           3,224            2,182             2,419
         Volume of Loans  . . .          $433,748     $  532,654        $207,239         $132,005          $139,720
         Percent of Total Volume               57%            37%             30%              37%               43%

      CONVENTIONAL AND OTHER
      LOANS:(1)
         Number of Loans  . . .             6,285         12,658           7,637            4,856             5,296
         Volume of Loans  . . .          $326,698     $  899,794        $486,484         $228,411          $181,681
         Percent of Total Volume               43%            63%             70%              63%               57%

      TOTAL LOANS:
         Number of Loans  . . .            13,322         21,022          10,861            7,038             7,715
         Volume of Loans  . . .          $760,446     $1,432,448        $693,723         $360,416          $321,401
      AVERAGE INITIAL LOAN
      BALANCE:
         FHA/VA Loans . . . . .          $ 61,600     $   63,700        $ 64,300         $ 60,500           $57,800
         Conventional and other
            Loans(1)  . . . . .          $ 52,000     $   71,100        $ 63,700         $ 47,000           $34,300
      REFINANCINGS(2) . . . . .                59%            78%             67%              67%               60%

      ________________

        (1) Includes second mortgage loans and non-conforming loans (conventional loans that do not qualify for inclusion in the guarantee programs sponsored by FNMA or FHLMC) which generally have lower average initial loan sizes than conforming first mortgage loans.

        (2)    As a percentage of the total dollar volume of loans originated.

        A high proportion of the Company's total mortgage loans has consistently been comprised of refinancing loans. For the years ended December 31, 1994, 1993 and 1992, refinancing activity represented approximately 59%, 78% and 67%, respectively, of the Company's total dollar volume of mortgage loans originated. The increase from 1992 to 1993 was principally due to a decline in average mortgage interest rates which stimulated demand for refinancing of existing mortgage loans. The decrease in refinancing activity during 1994 compared to 1993 was due to the rise in interest rates experienced during the second half of 1994. A significant future increase in mortgage interest rates in Puerto Rico could adversely affect the Company's business if it resulted in a significant decrease in refinancing of first mortgage loans. In recent years, the Company, especially through its HF Mortgage Bankers Division, has increased relations with realtors and developers in order to increase home purchase related originations. The Company believes that by increasing its home purchase originations it may somewhat offset the adverse effects that stabilizing or increasing interest rate are likely to have on refinancing originations.

        For the years ended December 31, 1994, 1993 and 1992, non-conforming conventional loans represented approximately 28%, 15% and 19%, respectively, of the Company's total volume of mortgage loans originated.

        All loan originations, regardless of whether originated through the retail network or purchased from third parties, must be underwritten in accordance with the Company's underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal savings and loan regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. The Company's underwriting personnel, while operating out of loan offices, make underwriting decisions independent of the Company's mortgage loan origination personnel. Under the Company's quality control plan, the Company reverifies a portion of the mortgage loans funded each month, to provide reasonable assurance that the Company's underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, the Company reconfirms employment status, the source of down payment and other key items, before loan funding occurs.

        Typically, when a mortgage loan is originated, the borrower pays an origination fee. These fees are generally in the range of 0% to 6% of the principal amount of the mortgage loan, and are payable at the closing. The Company receives these fees on mortgage loans originated through its retail branches. The Company may charge additional fees depending upon market conditions or the Company's objectives concerning mortgage loan origination volume and pricing. The Company incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions, resulting in fluctuations in revenues from mortgage loan originations. Generally accepted accounting principles ("GAAP") require that general operating expenses incurred in originating mortgage loans be charged to current expense. Direct origination costs and origination income must be deferred and amortized using the interest method, until the repayment or sale of the mortgage loans. Historically, the value of servicing rights which result from the Company's origination activities has exceeded the net costs attributable to such activities.

        SERVICING. The Company acquires servicing rights through its mortgage loan originations and through acquisitions. When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. FFCC receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining principal amount of the loans serviced plus any late charges. In general, FFCC's servicing agreements are terminable by the investor for cause.


        The Company's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, the Company may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable.

        The following table sets forth certain information regarding the total loan servicing portfolio of FFCC for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                    ------------    ------------     ------------        ------------     ------------
                                       1994             1993              1992               1991              1990
                                    ------------    ------------     ------------        ------------     ------------
                                                                 (DOLLARS IN THOUSANDS)
  COMPOSITION OF SERVICING
    PORTFOLIO AT PERIOD END:
    FHA and VA Mortgage
      Loans . . . . . . . . .        $1,062,108       $  955,624        $  851,853         $  858,261        $  813,123
    Conventional and Other
      Mortgage Loans  . . . .         1,581,418        1,420,031           885,571            554,745           379,944
                                     ----------       ----------        ----------         ----------        ----------
  Total Servicing Portfolio           2,643,526       $2,375,655        $1,737,424         $1,413,006        $1,193,067
                                     ==========       ==========        ==========         ==========        ==========

  BEGINNING SERVICING
    PORTFOLIO   . . . . . . .        $2,375,655       $1,737,424        $1,413,006         $1,193,067        $  830,887
  ADD:
    Loans Funded and
      Purchased(1)  . . . . .           823,834        1,433,448           693,723            386,695           411,595
  LESS:
    Servicing Sales
      Transferred   . . . . .           202,000          198,700            53,400             51,460               ---
    Run-off(2)  . . . . . . .           353,963          596,517           315,905            115,296            49,415
                                     ----------       ----------        ----------         ----------        ----------
  Ending Servicing Portfolio         $2,643,526       $2,375,655        $1,737,424         $1,413,006        $1,193,067
                                     ==========       ==========        ==========         ==========        ==========

  SELECTED DATA REGARDING
    MORTGAGE LOANS SERVICED:
    Number of Loans   . . . .            52,515           48,272            39,562             34,897            31,199
    Weighted Average Interest
      Rate  . . . . . . . . .              8.21%            8.15%             9.09%             10.06%            10.53%
    Weighted Average Maturity
      (months)  . . . . . . .               192              226               204                224               228
    Weighted Average Servicing
      Fee Rate  . . . . . . .             .3945            .4195             .4040              .4242             .4396

  DELINQUENT MORTGAGE LOANS
    AND PENDING FORECLOSURES
    AT PERIOD END:(3)
    60-89 days past due   . .              1.53%            1.49%             1.39%              2.01%             2.36%
    90 days or more past due               1.48%            1.62%             1.55%              2.26%             3.54%
                                     ----------       ----------        ----------         ----------        ----------
    Total delinquencies   . .              3.01%            3.11%             2.94%              4.27%             5.90%
                                     ==========       ==========        ==========         ==========        ==========

    Foreclosures Pending  . .              1.19%            1.21%             1.44%              1.47%             1.10%
  --------------------               ==========       ==========        ==========         ==========        ==========

    (1) Loans funded and purchased represent that portion of loans originated or purchased with respect to which the servicing rights were retained by the Company. In 1991, there is also included $49.2 million of servicing rights acquired in bulk from a financial institution.
    (2) Run-off refers to regular amortization of loans, prepayments and foreclosures.
    (3)   Expressed as a percentage of the total number of loans serviced.

        The Company's servicing portfolio has grown significantly in recent years. At December 31, 1994, the Company's servicing portfolio totalled $2.64 billion compared to $2.38 billion at December 31, 1993, for an increase of 11%. Substantially all of the mortgage loans in the Company's servicing portfolio are secured by single (one-to-four) family residences. Substantially all of FFCC's mortgage servicing portfolio is composed of mortgages secured by real estate in Puerto Rico. At December 31, 1994, approximately $35 million of the Company's mortgage servicing portfolio related to mortgages secured by real property outside Puerto Rico (all of which were secured by real property located in Florida).

        The amount of principal prepayments on mortgage loans serviced by the Company was $281 million, $537 million and $242 million for the years ended December 31, 1994, 1993 and 1992, respectively. This represented approximately 11%, 26% and 15% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid were $41,800, $54,600 and $44,500, respectively. Principal prepayments declined during 1994 as a result of decreased refinancing activity caused by the increase in interest rates. The primary means used by the Company to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed the Company to continue to increase the size of its servicing portfolio even in times of high prepayments.

        Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During 1994, the monthly average amount of funds advanced by FFCC under such servicing agreements was $3.2 million. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days.

        The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 1994 and 1993, the Company was servicing mortgage loans with an aggregate principal amount of $112 million and $164 million, respectively, on a recourse basis. During the last five years, losses incurred due to recourse servicing have not been significant.

        FFCC's servicing rights, although not reflected as an asset on FFCC's financial statements (except for purchased servicing rights), provide a significant continuing source of income for FFCC. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, and any recourse provisions. In the years ended December 31, 1994, 1993 and 1992, FFCC sold servicing rights on $202 million, $198.7 million and $53.4 million, respectively, of mortgages. While the Company's general strategy is to retain the servicing rights related to the mortgage loans it originates and purchases, FFCC may from time to time sell additional portions of its servicing portfolio when market conditions are favorable.

        The market value of, and earnings from, the Company's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, income generated from the Company's mortgage loan servicing portfolio may also decline. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected.

        The mortgage loan delinquency rate in Puerto Rico is generally higher than in the mainland United States. At December 31, 1994, 1993 and 1992, 2.96%, 3.11% and 2.94%, respectively, of the number of loans in FFCC's servicing portfolio were 60 or more days past due and, in addition, 1.19%, 1.21% and 1.44%, respectively, were in foreclosure. During the years ended December 31, 1994, 1993 and 1992, the percentage of loans in FFCC's servicing portfolio which were over 60 days past due but not in foreclosure at month end varied from 2.88% to 3.26%, 3.11% to 3.71%, and 2.12% to 4.28%, respectively. For the year ended December 31, 1994, the percentage of the number of serviced loans in foreclosure ranged from 1.14% to 1.31%. The percentage of the number of serviced loans in foreclosure during 1993 and 1992 ranged from 1.19% to 3.37% and from 1.06% to 1.77%.

        HRU, Inc. provides mailing and electronic data processing services for FFCC's mortgage servicing and earns fees from FFCC based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $726,000, $617,000 and $410,000 for the years ended December 31, 1994, 1993 and 1992, respectively. FFCC owns a 25% interest in HRU, Inc.

        FORECLOSURE EXPERIENCE AND REAL ESTATE OWNED. While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. REO related to the Company's Mortgage Banking Business arises primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 1994 and 1993, FFCC held real estate owned as a result of foreclosures ("REO") with a book value of approximately $2.1 million and $2.9 million, respectively. As of December 31, 1994 and 1993, an additional amount of REO consisting of approximately $74,000 for each year was rented under a United States government subsidy program. Sales of REO resulted in net losses to FFCC of approximately $473,000 for the year ended December 31, 1994, $1.05 million for the year ended December 31, 1993 and $439,150 for the year ended December 31, 1992. There is no liquid secondary market for the sale of the Company's REO.

        With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA against foreclosure loss while the VA guarantee is subject to a limitation of the lesser of 25% of the loan or $46,000 plus the value of the collateral. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1994, FFCC, however, incurs about $2,200 per loan foreclosed in interest and legal charges during the time between payment by FFCC and FHA or VA reimbursement. For the years ended December 31, 1994, 1993 and 1992 total expenses related to FHA or VA loans foreclosed amounted to $464,000, $158,000 and $259,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recouped.
Such nonrecouped expenses have to date been immaterial. Of the total number of loans serviced by the Company at December 31, 1994, 1993 and 1992,

2.96%, 3.11% and 2.94%, respectively, were delinquent and 1.19%, 1.21% and 1.44%, respectively were in foreclosure. (See the delinquency of mortgage loans serviced in the table above.)

        Any significant adverse economic developments in Puerto Rico, FFCC's primary service area, could result in an increase in defaults or delinquencies on mortgage loans that are serviced by FFCC or held by FFCC pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans.

        In December 1990, the Company sold REO consisting of 89 residential properties containing 104 housing units with a cost of approximately $4.7 million including previously incurred rehabilitation costs and construction interest to a Puerto Rico partnership (the "Partnership") formed under a private syndication. The general partner of the Partnership was a corporation that was unrelated to the Company or its officers or directors. Several members of senior management of the Company invested as limited partners. The Company also invested approximately $135,000 in the Partnership, and owns a 15% interest in the Partnership which is included at cost in "Other Assets" in the Company's Balance Sheet. The REO was sold to the Partnership for $4.7 million which was based on an estimate of the market value of the REO as reflected in an independent appraisal report. The appraisal took into consideration the cost of the improvements to be made which were reflected in the sales price to the Partnership. The Company believes that the sales price of the REO was comparable to that which the Company could have obtained in arm's length transactions with unaffiliated parties. Approximately $600,000 of the purchase price was paid in cash at the closing of the sale of the REO and the remainder was evidenced by promissory notes (the "Notes") of the Partnership issued to the Company in the amount of approximately $4.1 million.

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

        As of December 31, 1994, the principal balance of the Notes held by the Company was approximately $450,000. At December 31, 1994, the Partnership owed the Company $410,906, in past due interest and approximately $1.1 million for advances made by the Company on behalf of the Partnership. The Company reserved approximately $600,000 during 1994 and 1993 for possible losses from amounts due from the Partnership. Accordingly, at December 31, 1994, the Company's balance sheet only reflected accounts receivable due from the Partnership of approximately $897,000. The Company holds $54,865 of the Partnership's funds as security. At December 31, 1994, the Partnership had a net capital deficiency of approximately $1.6 million.

        SALE OF LOANS; ISSUANCE OF MORTGAGE-BACKED SECURITIES. FFCC customarily sells most of the loans that it originates, except for those originated by Doral Federal which are generally held until maturity, utilizing different sales channels. FFCC issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans or VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers in Puerto Rico. During the year ended December 31, 1994, FFCC issued approximately $596 million in GNMA-guaranteed mortgage-backed securities.

        Certain GNMA-guaranteed mortgage-backed securities sold by FFCC are in the form of GNMA serial notes which permit the investor to receive interest monthly and to select among several maturity dates of the notes included in an issue, each maturity having a specific yield. GNMA serial notes are sold in pools of $2.5 million to $5 million. Such pools are composed solely of FHA loans or VA loans originated in Puerto Rico. GNMA serial notes are sold to investment banks in packages consisting of notes of different yields and maturities, which range from 1 to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are offered to the public through securities broker-dealers. During the year ended December 31, 1994, FFCC issued GNMA serial notes totalling approximately $68 million.

        With respect to loans securitized through GNMA programs, the Company is insured against foreclosure losses by HUD with respect to FHA loans or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount ranging from $22,500 to $46,000, depending upon the amount of the loan). According to the applicable VA guidelines, the maximum amount of a VA loan originated in Puerto Rico is presently $184,000. According to applicable FHA guidelines, the maximum amount of a FHA loan ranges from $77,197 to $123,500 depending on the municipality where the mortgaged property is located.

        Conforming conventional loans originated or purchased by FFCC are either sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities which FFCC sells to securities broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides FFCC with flexibility in selling the mortgages which it originates or purchases and also provides income by increasing the value and marketability of the loans.

        Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called non-conforming loans) are sold to financial institutions or other private investors or are securitized into "private label" mortgage-backed securities through grantor trusts or mortgage conduits and sold through broker-dealers. Each issue of mortgage-backed securities normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates then due. Some form of credit enhancement such as an insurance policy or letter of credit will generally be used to increase the credit rating of the senior certificates and thereby improve their marketability. During the year ended December 31, 1994, the Company completed sales of approximately $101 million aggregate principal amount of mortgage-backed securities in similar transactions, of which $96 million consisted of senior certificates insured by Financial Security Assurance, Inc. ("FSA"). Subject to market conditions, the

Company contemplates entering into similar transactions in the future. As part of its arrangement with FSA, the Company has agreed to retain and pledge to FSA the residual certificates issued by the respective trusts. As of December 31, 1994, the Company held approximately $11.1 million in subordinated certificates and $9.4 million of residual issued by various grantor trusts established by the Company.

        While the Company's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. In the past, recourse sales often involved sale of non-conforming loans to local financial institutions. Recourse sales have decreased in recent years, in part due the securitization of non-conforming loans into private label mortgage-backed securities and increased sales channels that allow the Company to sell non-conforming loans to investors on a non-recourse basis. The Company estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. Normally, the fair value of any retained recourse is immaterial because the Company is able to resell repurchased loans for at least their carrying costs. Accordingly, to date, the Company has not deemed it necessary to establish reserves for possible losses related to recourse obligations. At December 31, 1994, the Company had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $112 million, as compared to $164 million as of December 31, 1993 and $244 million as of December 31, 1992. Of these recourse loans, approximately $18 million in principal amount consisted of loans sold to FNMA and FHLMC or exchanged into securities of such agencies, and approximately $94 million principal amount consisted of non-conforming loans sold to other private investors. At December 31, 1994 existing commitments to sell loans to FHLMC and FNMA aggregated $15 million, and were on a non-recourse basis.

        In addition to the sale of the "private label" mortgage-backed securities referred to above, the Company has, from time to time, sold mortgage-backed securities in bulk to local broker-dealers or financial institutions. These mortgage-backed securities are normally converted into collateralized mortgage obligations by the purchasers and sold in the local Puerto Rico market.

        From time to time, the Company may sell mortgage-backed securities subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities a put option that grants the buyer the right to sell and obligates the Company to buy, the securities at a future date at a negotiated price. Sales of securities with puts are accounted for as sales or borrowings based on an assessment of the probability that the put option will be exercised. If on the transaction date, the Company determines that it is probable that the put option will not be exercised the transaction is accounted for as a sale. Conversely, if it is determined that it is probable that the put option will be exercised the transaction will be accounted for as a secured borrowing. As of December 31, 1994, the Company had sold approximately $200 million in mortgage-backed securities subject to puts. The put arrangements on approximately $146 million of such mortgage-backed securities expire in one year or less. See "Note 22 to the Company's Consolidated Financial Statements."

        INTEREST RATE MANAGEMENT. The sale of mortgage loans and mortgage-backed securities can generate a gain or a loss. Cash losses on sales of loans occur when FFCC sells loans at a discount from their book value. A loss from the sale of loans may occur if interest rates rise between the time FFCC fixes the interest rates charged to the borrowers on the loans and the time the loans or mortgage-backed securities are sold to investors.

        FFCC attempts to minimize this interest rate risk through the use of forward commitments and other hedging techniques. In the case of FNMA and FHLMC conforming loans and FNMA, FHLMC and GNMA mortgage-backed securities, the Company often seeks to obtain commitments for the purchase of loans or mortgage-backed securities at the time it fixes the interest rates for the loans. At December 31, 1994, the amount of such forward commitments was $54 million or approximately 10% of the total of mortgage loans held for sale and mortgage-backed securities held for trading as of such date. In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale in order to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. The Company has in place long-term reverse repurchase agreements secured by GNMA certificates with a principal amount of approximately $42.7 million. The Company does not obtain forward commitments for such GNMA certificates because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute GNMA certificates subject to the repurchase agreements with similar GNMA certificates at any time. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of interest paid on these securities under Puerto Rico law.

        In the case of FNMA and FHLMC conforming loans and mortgage-backed securities not subject to long term repurchase agreements, the Company also seeks to protect itself from interest rate risk by purchasing options on interest rate sensitive instruments such as eurodollar certificates of deposit, futures contracts and, to a lesser extent, options on treasury bond futures contracts. Contracts designated as trading hedges are marked-to-market on a monthly basis with the resulting gains and losses charged to operations. Changes in the market value of futures contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the book value of the asset or liability being hedged. The level of investment in such options is increased or decreased as interest rates change and may reach significant levels relative to the Company's current liabilities. In the future, FFCC may utilize alternative hedging techniques including futures, options or other synthetically created hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected. For the years ended December 31, 1993 and 1992, FFCC experienced losses of approximately $1,367,000 and $1,376,000, respectively, from its hedging activities while in 1994 such hedging activities produced gains amounting to $2.2 million. Losses on hedging activities are generally indicative of higher profits realized on the sale of mortgage loans and mortgage-backed securities.

        MARKET INTEREST RATES AND NET INTEREST INCOME. A greater proportion of the Company's net income has generally been composed of net interest income than is typical of mortgage banking institutions in the mainland United States. This is primarily due to the fact that the Company traditionally has held mortgage loans and mortgage-backed securities, particularly GNMA certificates, for longer periods prior to sale than is typical for mortgage banking institutions in the mainland United States. For the years ended December 31, 1994 and 1993, the Company held mortgage loans prior to sale for an average period of 212 and 98 days, respectively, as compared to 118 days for 1992. The increase in the number of days mortgage loans and mortgage-backed securities were held prior to sale in 1994 was primarily due to the decision of the Company to maximize net interest income produced by tax exempt FHA and VA mortgages and GNMA securities. The decrease in the average period mortgage loans were held prior to sale during the year ended December 31, 1993 as compared to the prior year was primarily due to favorable market conditions that allowed the Company to increase its sale of mortgage-backed securities, the continued pooling and selling of non-conforming loans as mortgage backed securities and a shift in emphasis from origination of FHA and VA loans to FHLMC and FNMA conforming loans which the Company normally sells within 60 days of origination.

        The relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA and VA loans is dependent on market conditions, the relative pricing and return on origination of the different types of mortgage loans and the maximum loans amounts for the various types of loans. Mortgage loans and mortgage-backed securities have been held for longer periods by the Company primarily for two reasons. The first relates to Puerto Rico regulatory requirements and the operation of the GNMA serial note program in Puerto Rico. In order to be able to fund the origination of mortgage loans with tax-advantaged 936 Funds (see "Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" below), mortgages qualifying for favorable tax treatment must be segregated and separately funded from non-qualifying mortgages. This requirement, together with the fact that the GNMA serial note pools consist of a minimum of $2.5 million principal amount of mortgage loans as compared to $1 million for other GNMA programs, obligates the Company to hold mortgage loans and mortgage-backed securities for longer periods prior to sale in order to assemble such pools. In addition to the foregoing regulatory constraints, the Company has made a strategic decision to hold GNMA certificates for longer periods to take advantage of attractive interest rate spreads and thereby maximize the Company's net interest income and tax exempt income. The fact that interest rate spreads on certain mortgage loans and mortgage-backed securities in Puerto Rico have traditionally been high due to the ability of mortgage banking institutions to finance their inventory of mortgage loans and mortgage-backed securities with lower-cost tax advantaged funds has also helped the Company maximize its net interest income. See "Interest Rate Management."

        While holding mortgage loans and mortgage-backed securities for longer periods has allowed FFCC to maximize its net interest income, changes in prevailing market interest rates between the time FFCC commits to an interest rate on a mortgage loan and the time the mortgage loan or mortgage-backed security is sold to permanent investors could reduce FFCC's net interest income on mortgage loans held prior to sale and gains from the sale of loans and thereby reduce FFCC's net income. FFCC attempts to manage these risks by securing commitments for future delivery or engaging in managed hedging transactions such as those described under "Interest Rate Management."

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

        The various Industrial Incentive Acts (the "Incentives Acts") also encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable 10% tax (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers) provided such funds are invested in certain "eligible activities" in accordance with regulations promulgated by the Commissioner, including certain mortgage loans and mortgage-backed securities.

        On October 25, 1993 the Legislature of Puerto Rico enacted two bills amending certain provisions of the Incentives Acts and the Puerto Rico Income Tax Act of 1954, as amended (the "TIA"). In general, one of the bills has the effect of increasing the minimum Tollgate Tax paid by an Exempt Company under the Incentives Acts upon distribution of its IDI. Under that bill, any Exempt Company under the TIA may reduce the 10% tollgate tax imposed on distributions of IDI accumulated during taxable years beginning after December 31, 1992 to 6% or 5% (compared to 5% and 2% under prior law) if at least 50% of the net IDI is invested in investments described in Section 2(j) for more than five years or more than eight years, respectively. The law also eliminated the provisions of the Incentives Acts and those of the Tax Act that provided special Tollgate Tax reduction benefits to investments of IDI in obligations of the Commonwealth government and its instrumentalities and for investments for a period of more than five years.

        Under the other bill, Exempt Companies are now generally allowed to pay an up-front 14% income tax (the "Alternative Tax") on the IDI derived during taxable years beginning after December 31, 1992 including investment income (other than interest on government obligations), in lieu of payment of the otherwise applicable income tax on non-exempt income and of the Tollgate Tax on future distributions of such IDI. The Alternative Tax can be reduced to 11% or 9% if the Exempt Company invests 25% or 50%, respectively, of its net IDI in certain Puerto Rico investments for a period of five years. An Exempt Company may satisfy up to one half of the 50% investment requirement by investing in property, plant and equipment with a depreciable life of at least ten years.

        The amendments, while maintaining important incentives for investing in Puerto Rico could in the long-term have the effect of reducing the amount of funds invested in Puerto Rico by Exempt Companies as a result of the changes in the relative costs to an Exempt Company of distributing IDI to its shareholders and, therefore, could result in an increase in the costs of funds for Puerto Rico borrowers, including the Company, and a reduction in the demand for Puerto Rico investments, including mortgage loans and mortgage-backed securities sold by the Company. While the final impact on the Company of the adoption of the amendments cannot be determined at this time, to date the adoption of the amendments has not had a material adverse effect on the Company's business or financial condition nor does the Company expect such an effect in the future.

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

        To qualify under Section 936 in any given taxable year a corporation must derive (i) for the three-year period immediately preceding the end of such taxable year, 80% or more of it gross income from sources within Puerto Rico and (ii) 75% or more of its gross income from the active conduct of a trade or business in Puerto Rico.

        A Section 936 Corporation may elect to compute its active business income eligible for the Section 936 credit under one of three formulas: (i) a cost sharing formula, whereby it is allowed to claim all profits attributable to manufacturing intangibles and other functions carried out in Puerto Rico, provided it contributes to the research and development expenses of its affiliated group or pays certain royalties; (ii) a profit split formula, whereby it is allowed to claim approximately 50% of the net income of its affiliated group from the sale of products manufactured in Puerto Rico; or (iii) a cost plus formula, whereby it is allowed to claim a reasonable profit on the manufacturing costs incurred in Puerto Rico. To be eligible for the first two formulas, a Section 936 Corporation must have a significant business presence in Puerto Rico for purposes of the Section 936 rules.

        The Omnibus Budget Reconciliation Act of 1993 amended various provisions of Section 936. The amendments (the "936 Amendments"), which are generally effective for taxable years beginning after December 31, 1993, permit a taxpayer to compute the tax credit available under Section 936 as under prior law but limit the amount of credit allowed as determined under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit is equal to a fixed percentage of the amount of tax credit allowable under prior law. This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998 such percentage would be 40%. Under the second alternative, which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and 15% allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. The 936 Amendments did not limit the 100% credit available under
Section 936 for QPSII, including income received from investment in certain Puerto Rico mortgage loans and mortgage-backed securities.

        It is not possible at this time to predict the long-term effects that the 936 Amendments will have on the economy of Puerto Rico. The 936 Amendments could have an adverse effect on the long-term general economic condition of Puerto Rico by gradually reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The adoption of the 936 Amendments could also indirectly lead to a decrease in the amount of funds invested in Puerto Rico financial assets by 936 Corporations to the extent that the level of operations and production in Puerto Rico by such 936 Corporations is decreased over time. While the final impact on the Company cannot be determined at this time, to date the 936 Amendments have not had a material adverse effect on its business or financial condition.

        In connection with ongoing efforts to reduce the Federal budget deficit, several Congressional leaders, including John Kasich, the Chairman of the Budget Committee of the House of Representatives, have publicly expressed their desire to re-examine the tax benefits available to U.S. corporations for operating and investing in Puerto Rico under Section 936. To date, no formal action has been taken in either House of Congress to further amend Section 936, and therefore, it is not possible to predict what impact, if any, these discussions will have on the operation of Section 936, the general economic condition of Puerto Rico or the operations of the Company. The elimination or a substantial reduction of the benefits currently available under Section 936 could have an adverse effect on the general economic condition of Puerto Rico, FFCC's predominant service area, by reducing U.S. tax incentives for investing in Puerto Rico. Any such change could also have an adverse effect on the liquidity and prices for the Company's mortgage loans and mortgage-backed securities by reducing the amount of tax-advantaged funds available in the Puerto Rico financial system.

        In addition to the foregoing incentives, interest derived from FHA loans or VA loans secured by real property in Puerto Rico originated after June 30, 1983, and, under certain circumstances, on or before February 15, 1973, and from GNMA certificates consisting of such mortgages, is exempt from Puerto Rico income tax. FHA and VA mortgage loans are also exempt from Puerto Rico gift and estate taxes. Individuals who are bona fide residents of Puerto Rico are also not subject to United States federal income tax on income from Puerto Rico sources, including interest income derived from mortgage loans originated in Puerto Rico whose mortgagors are residents of Puerto Rico. The exemption for interest earned on FHA loans, VA loans and GNMA certificates tends to increase the demand for these products and the price the Company may obtain upon sale.

        Puerto Rico government officials have publicly confirmed that the Puerto Rico government is currently reviewing the tax exempt status of income earned on FHA and VA loans secured by residential property located in Puerto Rico as well as GNMA certificates backed by such mortgages. A committee consisting of representatives of different agencies has been appointed to study the issue. The committee will be requested to make recommendations which could include elimination, reduction or other modification of the existing exemption. It is expected that any such change would require legislative action and would have prospective application.

        The elimination of tax exemption on FHA/VA mortgage loans could adversely affect the profitability of FFCC by reducing the prices it could obtain for its FHA and VA loans and GNMA certificates. Such a change could also reduce demand for FHA and VA loans because of the higher interest rates that would be required to be charged on such loans. Such a change should not, however, adversely affect liquidity since the Company could sell its FHA and VA loans and GNMA certificates in the conventional U.S. mortgage market at prevailing U.S. prices. The elimination of the tax exempt status of interest on FHA and VA loans could also have a short-term positive effect on the Company because the value of FFCC's existing inventory of FHA and VA loans and GNMA securities existing at the time of any such legislative change would be significantly enhanced.

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

OTHER LENDING AND INVESTMENT ACTIVITIES

        LOANS HELD FOR INVESTMENT AND REAL ESTATE OWNED. The Company, through Doral Federal, originates for investment mortgage loans secured by residential real estate. To a lesser extent, Doral Federal also originates development and construction loans and loans secured by commercial real estate. Prior to being acquired by the Company in September 1993, Doral Federal also engaged in unsecured consumer and commercial lending and finance leases. At December 31, 1994 and 1993, loans held for investment which were originated as part of the Company's other lending activities, net of unearned income, totalled $34.9 million and $9.6 million, respectively, 85% and 67%, respectively, of which were secured by mortgages on owner-occupied single-family residences. While Doral Federal has nationwide lending authority as a federal savings association, substantially all of its loans are secured by real property located in Puerto Rico. At December 31, 1994 and 1993, 94% and 75%, respectively, of the mortgage loans held for investment by Doral Federal were secured by property located in Puerto Rico. At December 31, 1994, the largest loan held for investment was $550,000. As of December 31, 1994, the maximum aggregate amount of loans that Doral Federal could make to a single borrower under OTS regulations was $880,000.

        In the future, the Company anticipates continued growth in its loans held for investment in connection with continued growth in the operations of Doral Federal.

        The following table set forth certain information regarding the Company's loans held for investment as part of its other lending activities through Doral Federal:

                                                                        PERCENT                     PERCENT
                                                            1994        OF TOTAL        1993        OF TOTAL
                                                            ----        --------        ----        --------
                                                                       (DOLLARS IN THOUSANDS)
            Construction loans                              $ 1,061       3.01%        $  179          1.81%
            Residential mortgage loans                       23,293      66.08          6,439         64.95
            Commercial real estate                            2,044       5.80            576          5.81
            Consumer - Secured by mortgage                    6,283      17.82            -             -
            Consumer - other                                  1,009       2.86          1,442         14.54
            Loans on savings deposits                           956       2.71            711          7.17
            Commercial                                          393       1.12            440          4.44
            Leases                                               28       0.08            127          1.28
            Land secured                                        183       0.52              -           -
                                                            -------     ------         ------        ------
              Gross loans(2)                                $35,250     100.00%         9,915        100.00%
                                                            -------     ------         ------        ------

            Less:
              Unearned interest and deferred loan
              fees (1)                                          (13)                     (119)
              Reserve for loan losses                          (428)                     (234)
                                                            -------                    ------
                                                               (441)                     (353)
                                                            -------                    ------
              Loans receivable, Net(2)                      $34,809                    $9,561
                                                            =======                    ======
        ----------------
        (1)  Net of deferred loan fees resulting from the sale of servicing rights to affiliates which are eliminated in the preparation of the Company's
Consolidated Financial Statements.
        (2)  Sum of the columns may not add up to the totals due to rounding.


        Doral Federal originates adjustable and fixed interest rate loans. However, given traditional consumer preferences in Puerto Rico for fixed rate mortgage loans, Doral Federal's principal product, the Company does not anticipate significant growth in adjustable rate mortgages. At December 31, 1994 and 1993, approximately 9% and 27%, respectively, of Doral Federal's mortgage loans held for investment were adjustable rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to the prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Federal pays on the short-term deposits that have primarily funded these loans.

        The following information indicates, with respect to the Company's loans held for investment through Doral Federal, the time periods during which fixed rates loans mature and adjustable rate loans reprice:

                                FIXED RATES                                      ADJUSTABLE RATES

                                                                        TERM OF DATE OF
                 TERM TO MATURITY            BOOK VALUE                 RATE ADJUSTMENT       BOOK VALUE
                 ----------------            ----------                 ---------------       ----------
                                                     (DOLLARS IN THOUSANDS)
             1 month - 1 year                    $   854             1 month - 1 year           $2,996

             1 year - 3 years                      1,334             Non-performing                252
                                                                                                ------
                                                                                                $3,248
                                                                                                ======

             3 years - 5 years                     2,964
             5 years - 10 years                    7,598

             10 years - 20 years                  10,511

             Over 20 years                         8,093
             Non-performing                          207

                                                 $31,561
                                                 =======


        NONPERFORMING ASSETS AND ALLOWANCE FOR LOANS LOSSES. Nonperforming assets ("NPAs") consist of loans on a non-accrual basis and other real estate owned. Doral Federal's policy is to place all loans held for investment 90 days or more past due on non-accrual basis, at which point a reserve for all unpaid interest previously acquired is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectability is reasonably assured. Mortgage loans held for sale as part of the Company's Mortgage Banking Business are normally only placed on non-accrual upon commencement of foreclosure proceedings (which normally occur within six to eight months following default). For the years ended December 31, 1994 and 1993, the Company would have recognized $287,000 and $51,000, respectively, in additional interest income had all delinquent loans owned by the Company been accounted for an accrual basis. See "Business-Regulation-Savings and Loan Operations -- Doral Federal - Classification of Assets" for additional information regarding classified assets of Doral Federal.

        The following table sets forth information with respect to the Company's non-accrual loans, REO and other nonperforming assets for the years ended December 31, 1994 and 1993.

                                                                                              AT DECEMBER 31
                                                                                         ----------------------
                                                                                            1994         1993
                                                                                         ----------------------
                                                                                          (DOLLARS IN THOUSANDS)
       Mortgage Banking Business:(1)
         Non-accrual loans . . . . . . . . . . . . . . . . . . . . . . . . . . .          $4,260      $  1,091
         Other real estate owned . . . . . . . . . . . . . . . . . . . . . . . .           2,029         2,827
         Other nonperforming assets(2) . . . . . . . . . . . . . . . . . . . . .             448           402
       Other Lending Activities:(3)
         Non-accrual loans . . . . . . . . . . . . . . . . . . . . . . . . . . .             459           499
         Other real estate owned . . . . . . . . . . . . . . . . . . . . . . . .              87           101
         Total NPAs as a percentage of loans receivable, net and other real
         estate owned  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.6%          6.1%
         Ratio of allowance for loan receivables to nonperforming loans. . . . .            93.25%       46.90%

       ______________

       (1)Includes mortgage loans held for sale and real estate owned related to the Company's Mortgage Banking Business. Consists primarily of construction and commercial loans. Of this amount, a non-affiliated government institution is required to buy $2.9 million at par on a non-recourse basis.

       (2)This amount refers to a mortgage loan to the partnership referred to under "Mortgage Banking Business - Foreclosure Experience and Real Estate Owned." This loan is included in "Mortgage-backed securities and investments held to maturity" in the Company's financial statements.

       (3)Includes mortgage loans and real estate owned by Doral Federal.


        The Mortgage Banking Business' other real estate owned arises primarily through foreclosure on mortgage loans repurchased from investors, either because or breach of representations or warranties or pursuant to recourse arrangements. The Company believes that the value of the REO reflected on its financial statements represent a reasonable estimate of the properties' fair value, net of cost of sales. During the past five years, the impact of loans repurchased as the result of breach of representations or warranties or recourse arrangements was not material.

        The percentage of the allowance for loan losses to nonperforming loans held for investment will not remain constant due to the nature of Doral Federal's portfolio of mortgage loans, which are primarily collateralized by real estate. The collateral for each nonperforming mortgage loan is analyzed by Doral Federal to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an on-going basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary. The following table summarizes certain information regarding the Company's allowance for loan losses related to loans held for investment by Doral Federal and losses on other real estate owned:

                                                                                  YEAR ENDED DECEMBER 31
                                                                             --------------------------------
                                                                               1994        1993        1992
                                                                               ----        ----        ----
                                                                                  (Dollars in thousands)
           REAL ESTATE HELD FOR SALE:
                Balance at beginning of period                                 $525        $400        $ --
                Provision for losses                                             --         100         400
                Losses charged to the allowance                                (169)         --          --
                Other                                                            --          25          --
                                                                               ----        ----        ----

                Balance at end of period                                       $356        $525        $400
                                                                               ====        ====        ====

           RESERVE FOR LOAN RECEIVABLES(1):

                Balance at beginning of period                                 $234        $516
                Provision for loan losses                                       168          23
                Recoveries                                                       26          --
                Losses charged to the allowance                                  --        (305)
                                                                               ----        ----
                Balance at end of period                                       $428        $234
                                                                               ====        ====
        ----------------------
        (1)  Relates to loans held for investment by Doral Federal.

OTHER INVESTMENTS

        As of December 31, 1994, the Company held approximately $67.5 million of mortgage-backed securities and other investments which are classified as held to maturity because the Company has the intent to hold these securities until maturity. Of this amount, approximately $24.3 million were held by Doral Federal. The $42.1 million in mortgage-backed securities held as part of the Company's Mortgage Banking Business consist of tax exempt GNMA backed CMO Certificates. The holding of these securities is consistent with the Company's strategy to maximize tax exempt interest income. The Company does not believe that the holding of these securities will have an adverse effect on the liquidity of the Company because it believes that it will be able to obtain continuous financing for these securities under its existing credit facilities or pursuant to deposits, in the case of Doral Federal.

        The following table provides certain information regarding the composition of the Company's mortgage-backed securities and other investments held to maturity.

                                                                            DECEMBER 31,
                                                          ----------------------------------------------
                                                                   1994                     1993
                                                           AMORTIZED      FAIR      AMORTIZED      FAIR
                                                              COST        VALUE       COST        VALUE
                                                              ----        -----       ----        -----
                                                                       (DOLLARS IN THOUSANDS)
                MORTGAGE-BACKED SECURITIES:
                   CMO certificates
                      of non-affiliated issuers             $42,052    $42,175           --         --
                   FHLMC                                      4,600      4,470       $2,959     $2,914
                   FNMA                                       7,747      7,309        3,169      3,160
                DEBT SECURITIES:
                   Federal Home Loan Bank Notes               9,972      9,712           --         --
                   U.S. Treasury Notes                        1,984      1,949       ------     ------
                OTHER INVESTMENTS:
                   FHLB stock at cost                           715        715
                   Mortgage notes receivables                   448        448          402        402
                                                            -------    -------       ------     ------

                              Total(2)                      $67,519    $66,779       $6,530     $6,476
                                                            =======    =======       ======     ======
              ------------------------
              (1)  Includes approximately $4.9 million of interest only certificates.
              (2)  Sum of the columns may not add up to the totals due to rounding.



        The following table provides information on the contractual or expected maturities (in the case of mortgage-backed securities) of the Company's mortgage-backed securities and investments held to maturity at December 31, 1994:

                                                                   MORTGAGE-
                                                                     BACKED         DEBT
                                                                   SECURITIES    SECURITIES
                                                                   ----------    ----------
                                                                   (DOLLARS IN THOUSANDS)
                             After 1 year through 5 years            $24,626      $12,405
                             After 5 years through 10 years           17,426          ---
                             After 10 years                           12,348          ---
                                                                     -------      -------
                                      Total                           54,400      $12,405
                                                                     =======      =======


        The aggregate gross unrealized holding gains and losses for the Company's mortgage-backed securities and investments held to maturity are detailed below:


                                                 DECEMBER 31,
                                 ------------------------------------------
                                  1994        1993        1994         1993

                                   MORTGAGE-BACKED
                                     SECURITIES             DEBT SECURITIES
                                   ---------------          ---------------
                                            (DOLLARS IN THOUSANDS)

Gross unrealized holding gains     $397       ---         ---          ---
Gross unrealized holding losses    $843        54         295          ---


FUNDING

        BORROWING ARRANGEMENTS RELATING TO MORTGAGE BANKING OPERATIONS. Historically, a period of two to four months has normally elapsed between the origination of a mortgage loan by FFCC and its sale to permanent investors. The Company often holds GNMA certificates for longer periods to take advantage of tax exempt interest income on such certificates while FNMA and FHLMC conforming loans are normally sold within 60 days of origination. During this period, FFCC generally completes the loan process, obtains a VA guarantee or HUD/FHA insurance certificate or private mortgage insurance on the loan, and pools the loans for resale in the secondary mortgage market.

        Prior to issuance of GNMA or other mortgage-backed certificates, FFCC's mortgage loans are funded almost entirely by borrowings under warehousing lines of credit or other financing agreements such as pre-sale or gestation facilities, with financial institutions. FFCC principal short term facilities include warehousing lines of credit with three local commercial banks and pre-sale or gestation facilities with three affiliates of major U.S. brokerage houses. Pre-sale or gestation facilities generally permit the Company to obtain more favorable financing rates once mortgage loans have been assigned to a pool but prior to securitization. These facilities also generally allow for the financing of mortgage-backed securities upon issuance. Typically, FFCC finances on a monthly weighted average basis between 90% and 95% of the principal amount of its mortgage loans and secures advances under its lines of credit by pledging such loans and the servicing agreements relating thereto to such banks or financial institutions, a practice commonly referred to as "warehousing." On an absolute basis, the percentage of principal amount will range from 90% for conventional mortgages (one bank will only lend up to 80% of the principal amount of conventional mortgages) to 95% for FHA and VA loans. The rates of interest FFCC pays under its warehousing lines of credit fluctuate depending upon changes in the lender's cost of funds. FFCC warehousing lines of credit are generally terminable at the discretion of the lender.

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

        Commencing in 1993 the Company made a strategic decision to diversify its sources of funding and to obtain funding from sources outside of Puerto Rico. As of December 31, 1994, the Company's credit facilities included three pre-sale or gestation facilities with affiliates of major U.S. brokerage houses. Obtaining credit from financial institutions located outside Puerto Rico generally permits the Company to obtain larger lines of credit and reduces its dependence on tax advantaged funding available in the local market.

        FFCC also obtains short-term financing through repurchase agreements with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and, to a lesser extent, private label mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price.
FFCC uses the proceeds of such sales to repay borrowings under its bank warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the costs of funds borrowed under FFCC's warehousing lines of credit. FFCC's continued use of repurchase agreements will depend upon the cost of repurchase agreements relative to the cost of borrowing under lines of credit from banks.

        For further information on the terms of the borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        DEPOSITS. Deposits gathered by Doral Federal are its principal sources of funds to fund its lending activities. At December 31, 1994, Doral Federal held $79.2 million in deposits at a weighted average interest rate cost of 2.73%. Doral Federal may also obtain funding through collateralized borrowings from the Federal Home Loan Bank of New York (the "FHLB-NY") up to a maximum of 30% of total assets. Such advances must be secured by qualifying assets with a value equal to between 105% and 115% of the advance. At December 31, 1994, Doral Federal had $419,245 in outstanding advances from the FHLB-NY at a weighted average interest rate of 7.76%

        Doral Federal offers passbook savings accounts, checking account, NOW accounts and fixed interest rate certificate accounts with varying maturities. A substantial portion of Doral Federal's deposits consist of non-interest bearing wholesale deposit accounts such as corporate and custodial accounts. At December 31, 1994, $36.5 million or approximately 46% of Doral Federal's total deposits consisted of non-interest bearing accounts. Approximately 95% of such amount relates to corporate and custodial accounts of the Company and its affiliates. This amount includes approximately $12.8 million in corporate accounts of the Company and its affiliates which are eliminated in the preparation of the Company's Consolidated Financial Statements. Corporate accounts of the Company as well as escrow and custodial accounts related to the Company's Mortgage Banking Business represent a stable source of cheap funding for Doral Federal. Refer to Note 16 of the Company's Consolidated Financial Statements for additional information regarding the characteristics of Doral Federal's deposit accounts.

MARKET AREA AND COMPETITION

        Prior to March 1992, Puerto Rico was FFCC's exclusive service area. Puerto Rico remains the predominant service area accounting for 99% and 98% of the Company's loan originations for 1994 and 1993, respectively. Within Puerto Rico, FFCC's primary market area is the metropolitan San Juan area, which accounted for approximately 47% of FFCC loan originations in 1994 and 1993, respectively. The competition in Puerto Rico for the origination of mortgages is substantial. Competition comes not only from other mortgage bankers, but also from major banks and savings and loan associations. There are approximately 36 mortgage banks, two savings institutions and 21 commercial banks operating in Puerto Rico, including affiliates of banks headquartered in the United States, Canada and Spain. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

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

PUERTO RICO INCOME TAXES.

        FFCC is subject to Puerto Rico income taxes. The income tax rates range from 22%, on taxable income of $25,000 or less, to 42% (reduced to 39% for taxable years commencing after June 30, 1995) on taxable income in excess of $300,000.

        The net interest income derived by FFCC from FHA loans or VA loans secured by residential properties located in Puerto Rico originated after June 30, 1983 and GNMA securities backed by such loans is excluded from FFCC's gross income in computing its regular income tax. Therefore, such income is tax-exempt to FFCC. However, under the Puerto Rico Income Tax Act of 1954, as amended ("PRITA"), to the extent that FFCC holds obligations on which the interest is not subject to Puerto Rico income tax, including FHA loans or VA loans acquired after December 31, 1987 ("Exempt Obligations"), FFCC's interest expense deduction in computing its regular corporate income tax will be reduced in the same proportion that said

Exempt Obligations bear to its total assets. Income tax savings of FFCC attributable to this exemption amounted to $5.4 million, $2.7 million and $2.2 million in 1994, 1993 and 1992, respectively.

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

        On October 31, 1994, the Government of Puerto Rico enacted a new comprehensive internal revenue act known as the Puerto Rico Internal Revenue Code of 1994 (the "PRIRC"). While the PRIRC incorporates many of the prior provisions of the PRITA it also provides for various amendments and changes from prior law. Most changes affecting corporations are effective for taxable years commencing after June 30, 1995. The existing exemption for interest on FHA insured and VA guaranteed mortgage loan and GNMA securities was not affected by the PRIRC.

        Among the most important changes introduced by the PRIRC are (i) a reduction in the maximum marginal statutory corporate tax rate from 42% to 39%,
(ii) the elimination of the deduction for bad debt expense arising from the use of the reserve method for bad debt reserve and the related prorated recapture of the outstanding balance of the reserve existing as of June 30, 1995 over a four year period and (iii) optional use of a new method of accelerated depreciation for capital assets purchased during taxable years beginning after June 30, 1995. Effective July 1, 1995, the PRIRC also provides for the elimination of the existing 29% withholding tax applicable on interest paid to non-resident corporations and individuals as well as a reduction of the withholding tax applicable to dividends payable to non-resident corporations and individuals from 25% to 10%.

        The Company does not believe that the changes implemented by the PRIRC will have a material adverse affect on the business or financial condition of the Company. In fact, the elimination and reduction of the withholding tax on interest payments and dividends, respectively, should help the Company to obtain funding from sources outside Puerto Rico.

UNITED STATES INCOME TAXES.

        FFCC and Doral are corporations organized under the laws of Puerto Rico. Accordingly, FFCC and Doral are subject generally to United States income tax only on their income, if any, from sources within the United States. Prior to 1992, the Company did not earn any income that was subject to United States income tax. However, in March 1992, Doral opened a branch in Florida. Accordingly, Doral is subject to both Florida income and franchise and federal income tax on income effectively connected with the conduct of the trade or business of this branch. The maximum United States corporate income tax rate is presently 34% and the Florida income and franchise tax rate is currently 5.5%. In addition, the United States may impose a branch profits tax of 30% in the event that profits from the Florida branch are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a credit in Puerto Rico, subject to certain limitations.

        Doral Federal, as a federal savings association, is also subject to U.S. income taxes. It will be entitled to a foreign tax credit for a portion of income taxes paid to the Puerto Rico Treasury Department. Doral Federal has also elected to qualify for the benefits provided under Section 936 which allows an income tax credit for a portion of the U.S. income taxes attributable to the earnings derived from sources within Puerto Rico. See "Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" for a description of these benefits. The election of the benefits available under Section 936 together with the fact that Doral Federal has substantial tax loss carryforwards will result in Doral Federal not having a significant U.S. income tax liability for several years.

EMPLOYEES.

        At December 31, 1994, FFCC employed 751 persons, of whom 229 were administrative personnel, 121 were loan originators, 199 were involved in processing of loan applications (including quality control auditors), 25 were loan underwriters, and 177 were involved in loan servicing activities. None of FFCC's employees is represented by a labor union and FFCC considers its employee relations to be excellent.

REGULATION - MORTGAGE BANKING BUSINESS.

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

REGULATIONS - SAVINGS AND LOAN OPERATIONS.

  THE COMPANY

        As a result of the acquisition of Doral Federal in September 1993, FFCC became a savings and loan holding company ("SLHC") subject to the restrictions and requirements of the Home Owners' Loan Act of 1933, as amended (the "HOLA"). As an SLHC, FFCC registered with the Director (the "Director") of the Office of Thrift Supervision (the "OTS") and is subject to the various requirements of Sections 10 and 11 of the HOLA and the regulations thereunder, including examination, supervision and reporting requirements. Of particular importance, is the requirement that a subsidiary savings association give the Director at least 30 days advance notice of the proposed declaration by its directors of dividends on its stock. Any such dividend declared within the 30 day notice period, or declared without giving such notice, is invalid. Payment of cash dividends by a savings association on shares of its capital stock is also subject to the limitations on capital distributions imposed by the OTS. Under this regulation, the amount available for the payment of dividends during any calendar year depends on whether such association meets or exceeds certain specified tiers or levels of capital requirements (i.e., the "fully phased-in capital requirement," the "minimum capital requirement," or less than the "minimum capital requirement," for which latter tier specific written approval is required for the payment of any cash dividend). Even though an association may meet one of the specified levels of capital requirements, the OTS may prohibit such payment if it determines that the making of such payment would constitute an unsafe or unsound practice. The OTS may object to or authorize capital distributions in excess of the safe harbor amount specified in such Sections. See "Regulation -- Savings and Loan Operations - Doral Federal - Dividends."

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

        With certain specific exceptions, a SLHC is prohibited from acquiring more than 5% of the "voting shares" of a savings association that is not a subsidiary, or of another SLHC that is not a subsidiary. An association which is a subsidiary of a SLHC is prohibited from or subject to restrictions upon engaging in certain transactions involving its affiliates under the provisions of Sections 23A and 23B of the Federal Reserve Act, which are made applicable, with certain exceptions, to savings associations by Section 11(a) of the HOLA. In general, the term "affiliate" with respect to such subsidiary savings association would include the SLHC, its subsidiaries and companies controlled by it, and would also include a bank subsidiary of a savings association, but not a non-bank subsidiary thereof (unless a contrary determination were made pursuant to Section 23A as to such non-bank subsidiary). As a general rule, a savings association may borrow up to the amount authorized by the laws under which the savings association operates. However, if the savings association fails to meet its regulatory capital requirement, it must notify the Director of its intent to issue securities evidencing such borrowings. Such securities may not be issued if the OTS disapproves.

        Because of the Company's status as an SLHC, owners of the Company's Common Stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Change in Bank Control Act (the "Control Act") and the Savings and Loan Holding Company Act (the "Holding Company Act"). Regulations pursuant to the Control Act and the Holding Company Act generally require prior OTS approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock or 25% of any class of nonvoting stock and is subject to any of the "control factors" set forth in such regulations. The control factors relate, among other matters, to the percentage of such company's debt or equity owned by the person (or persons acting in concert), agreements giving the person (or persons acting in concert) influence over a material aspect of the company's management or policies, and the number of seats on the board of directors of the company held by the person (or persons acting in concert). One of the "control factors" is a holder's status as one of the two largest holders of any class of voting stock. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. This regulatory requirement may have the effect of discouraging takeover attempts against the Company and may limit the ability of persons, other than Company directors duly authorized by the Company's board of directors, to solicit or exercise proxies, or otherwise exercise voting rights, in connection with matters submitted to a vote of the Company's stockholders.

  DORAL FEDERAL

        GENERAL. Doral Federal is a federal savings association. Accordingly, its investments, borrowing, lending, issuance of securities, establishment of offices and all other aspects of its operation are subject to the jurisdiction of the OTS.

        As a creditor and financial institution, Doral Federal is subject to certain regulations promulgated by the Federal Reserve Bank, including, without limitations, Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act) Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Leading Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulations C (Home Mortgage Disclosure Act). As a real property lender and as owner of real property, including real estate owned pursuant to foreclosure, financial institutions, including Doral Federal may also be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

        CAPITAL REQUIREMENTS. FIRREA established capital standards for savings associations, including three capital requirements; a "leverage limit" or "core capital requirement," a "tangible capital requirement" and a "risk-based capital requirement." FIRREA required the Director to promulgate regulations to proscribe and maintain uniform capital standards for all savings associations. Pursuant to FIRREA, these capital standards must be no less stringent than the capital standards applicable to national banks. Current capital requirements are discussed below.

        An institution is required by statute to maintain tangible capital of not less than 1.5% of adjusted assets. "Tangible Capital" consist of core capital less any intangible assets, plus purchased mortgage servicing rights valued at the lesser of: (1) 100% of the amount of tangible capital that exists before the deduction of any disallowed purchased mortgage servicing rights; (2) 90% of fair market value as determined by an independent market valuation; (3) 90% of the original purchase price, or (4) the remaining unamortized book value of the servicing rights determined in accordance with generally accepted accounting principles. Any purchased mortgage servicing rights over this limit would generally be deducted in calculating tangible capital.

        The Leverage Limit requires savings associations to maintain "core capital" of not less than 3% of adjusted total assets. In July 1993, the Director revised the Capital Regulations to provide that only those savings associations rated a composite of 1 under the OTS MACRO rating system will be permitted to operate at or near the minimum statutory requirements of 3% of adjusted total assets, while all others associations are required to meet a minimum core capital requirement of at least 100 to 200 basis points above the 3% minimum core capital requirement. In determining the amount of additional capital required, the OTS indicated that it assesses both the quality of risk management systems and the level of overall risk in each individual association. "Core capital" generally includes common stockholders' equity (including retained earnings), non cumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of fully consolidated subsidiaries. Intangible assets (other than purchased mortgage servicing rights and qualifying goodwill) must be deducted from core capital unless they meet a three part test relating to identifiability, marketability and liquidity in which event they may be included in an amount up to 25% of core capital. Excess servicing fees receivable ("ESFR") are not considered intangibles and are therefore fully includable in capital calculations. Up to 50% of core capital may consist of purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the amortized book value as determined under GAAP. Doral Federal did not have any qualifying supervisory goodwill or ESFRs in its core capital at December 31, 1994. It had approximately $42,000 of purchased servicing rights in its core capital as of December 31, 1994.

        The risk-based capital requirement provides that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset. The risk-based capital guidelines require the maintenance of capital against off-balance sheet items, including assets sold with recourse, as well as assets that are reported on the institution's financial statements. After determination of an association's qualifying total capital, total risk-weighted assets are ascertained. Under these guidelines, an association's balance sheet assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several broad risk categories, and the aggregate dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the categories are then added together to determine the total risk-weighted assets that comprise the denominator of the risk-based capital ratio. The OTS regulations assign single family residential mortgage loans and certain "qualifying multifamily mortgage loans" to the fifty percent (50%) risk-weight category.

        The risk-based capital requirement generally requires savings associations to maintain "total capital" equal to 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means core capital (as described above) plus "supplementary capital" (as described below), provided that the amount of supplementary capital may not exceed the amount of core capital, less certain assets. Supplementary capital, which is eligible for unlimited use, includes, among other things, general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. Under the risk-based capital requirements, certain assets must be excluded from total capital. At December 31, 1994, Doral Federal had no investments, loans or other assets which were required to be deducted from capital.

        At December 31, 1994, Doral Federal complied with each of the then current tangible capital, core capital, and risk-based capital requirements and was also in compliance with the fully phased-in capital requirements to be effective as of January 1, 1995. In the event that Doral Federal fails to satisfy any applicable capital requirements, Doral Federal may be subject to sanctions, and its operations may be subject to severe regulatory restrictions and limitations. Set forth below is a description of Doral Federal's actual capital levels relative to fully phased-in capital requirements:

                                                                                   AT DECEMBER 31, 1994
                                                                                 ACTUAL RELATIVE TO FULLY
                                                                                  PHASED-IN REQUIREMENTS
                                                                              -------------------------------
                                                                              AMOUNT                  RATIO(1)
                                                                              ------                  -----
                                                                                  (Dollars in thousands)
         TANGIBLE CAPITAL:
         Capital position                                                       $5,868                 6.83%
         Capital requirement                                                     1,289                 1.50
         Tangible capital excess                                                 4,579                 5.33


         CORE CAPITAL:
         Capital position                                                       $5,868                 6.83%
         Capital requirement                                                     2,577                 3.00
         Core capital excess                                                     3,291                 3.83

         RISK-BASED CAPITAL:
         Capital position                                                       $6,126                17.84%
         Capital requirement                                                     2,747                 8.00
         Risk-based capital excess                                               3,379                 9.84

         ____________________
            (1) Ratio of capital to total adjusted assets for tangible and core capital and ratio of capital to risk-weighted assets for risk-based capital.


  OTHER REGULATORY MATTERS

        DEPOSIT INSURANCE. Doral Federal's deposits are insured to the fullest extent of the law by the Savings Association Insurance Fund ("SAIF"), which is managed by the FDIC. During 1993, the insurance premium for Doral Federal and other SAIF members was a flat rate of 0.23% of deposits. The Federal Deposit Insurance Corporation Improvements Act ("FDICIA") required the FDIC to implement a risk-based assessment system, under which an institution's assessment will be based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under this system, the FDIC established premium rates for individual institutions within a range from 0.23% to 0.31% based upon their capital ratios and supervisory evaluation. Doral Federal's insurance premium assessment was set at 0.29% effective January 1, 1994.

        AFFILIATED TRANSACTIONS. Savings association subsidiaries of a savings and loan holding company are limited by the HOLA in the types of activities and investments in which they may participate if the investment and/or activity involves and affiliate. In general, savings association subsidiaries of savings and loan holding companies are now subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association were a member bank. Section 23A of the FRA puts certain qualitative and quantitative limitations on transactions between the Bank and its affiliates, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) the purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Under Section 23B, transactions between Doral Federal and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to Doral Federal as transactions with unaffiliated companies. In addition, Section 11 of HOLA, as amended by FIRREA, also specifically prohibits a savings association subsidiary of a savings and loan holding company from making loans or extensions of credit to an affiliate unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act, or from purchasing or investing in the securities of any affiliate (other than a subsidiary of the savings association). The OTS may issue additional restriction if necessary to protect the safety and soundness of any savings association.

        ENFORCEMENT PROVISIONS. FIRREA's enforcement provisions are applicable to all depository institutions, not just savings institutions. FIRREA introduces the new term "institution-affiliated party" to agency enforcement authority. The term includes: (i) directors, officers, employees, agents, and controlling stockholders; (ii) persons required to file a change-in-control notice; (iii) certain persons who participate in the affairs of the savings institution (which include stockholders, consultants, and joint venture partners); and (iv) independent contractors (including attorneys' appraisers, and accountants) who knowingly or recklessly cause or participate in a violation, breach or duty or unsafe practice likely to cause a loss to the savings institution. FIRREA includes significantly increased penalties for violations of cease-and-desist orders and other regulations. At the same time, the requirements for the issuance of such orders have been lessened.

        LIQUIDITY. Under OTS regulations, Doral Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations and certain corporate debt obligations and commercial paper) equal to at least 5.0% of its average daily balance of its liquidity base during the preceding calendar month and shall maintain an average daily balance of short term liquid assets of not less than 1 percent of the average daily balance of its liquidity base during the preceding calendar month. If at any time Doral Federal's liquid assets do not at least equal (on an average daily basis for any month) the amount required by these regulations (which requirement may not be set at less than 4.0% nor more than 10.0% of Doral Federal's net withdrawable accounts plus short term borrowings), Doral Federal would be subject to various monetary penalties imposed by the OTS. Doral Federal must also maintain an average daily balance of short term liquidity and short term liquid assets (generally those having maturities of 12 months or less) equal to at least 1.0% of its average daily balance of net withdrawals accounts plus short term debt. At December 31, 1994, Doral Federal maintained liquidity and short liquidity well in excess of that required by the foregoing regulations.

        PAYMENT OF DIVIDENDS. Doral Federal's payment of dividends is subject to the limitations of the capital distribution regulations promulgated by the OTS. The OTS' regulation determines a savings association's ability to pay dividends, make stock repurchases, or enter into other types of capital distributions, according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without constituting an unsafe or unsound practice. An association can distribute amounts in excess of the safe-harbor amount only with the prior approval of the OTS.

        For associations such as Doral Federal, that meet all applicable capital requirements, the safe-harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (i) the current year's net income and (ii) the amount that causes the excess of the association's total capital-to-risk weighted assets ratio over 8% to be only one-half of such excess at the beginning of the year; provided, however, that the association must continue to satisfy applicable capital requirements after the distribution.

        CLASSIFICATION OF ASSETS. Savings associations are required to review their assets on a regular basis and, if warranted, classify them as "substandard," "doubtful," or "loss." Adequate valuation allowances, consistent with GAAP, are required to be established for classified assets. If any assets are classified as substandard or doubtful, the association must establish a prudent general allowance for possible future loan losses with respect thereto. If an asset, or a portion thereof, is classified as a loss, the association must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. In addition, a savings association is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings and loan association. The association's OTS Regional Director has the authority to approve, disapprove or modify classification and amount established as an allowance pursuant to such classification. In addition, a savings association is required to record as liabilities off balance sheet items, such as letters of credit, when loss becomes probable and estimable.

        The following table sets forth information with respect to Doral Federal's classified assets:

                                                                       AT DECEMBER 31, 1994
                                              -------------------------------------------------------------------
                                               SUBSTANDARD           DOUBTFUL             LOSS              TOTAL
                                              -------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
     REAL ESTATE LOANS:
        One to four family . . . . . . . .      $ 98                 $---                $---             $ 98
        Commercial . . . . . . . . . . . .       161                  ---                 ---              161
     REO . . . . . . . . . . . . . . . . .        87                  ---                 ---               87
     Consumer loans  . . . . . . . . . . .       131                    6                 159              296
     Other . . . . . . . . . . . . . . . .        20                    1                   3               24
                                               -----                 ----                ----             ----
     Total classified assets . . . . . . .      $497                 $  7                $162             $666


        REAL ESTATE LENDING POLICIES AND PROCEDURES. Section 304 of FDICIA, prescribes standards for real estate lending and requires that each insured depository institution adopt and maintain written policies that establish appropriate limits and standards for all extensions of credit that are secured by liens on or interests in real estate. Each institution's policies must be comprehensive, consistent with safe and sound lending practices, and must ensure that the institution operated within limits and according to standards that are reviewed and approved at least annually by the Board. Management has reviewed Doral Federal's written policies related to the Section 304 requirements and believe that they are in compliance with the requirements of that section.

ITEM 2.  PROPERTIES

        The executive and administrative offices of the Company are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and consist of approximately 11,136 square feet of office space. Doral's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan,

Puerto Rico and consist of approximately 33,000 square feet of office space. The Company also leases additional office space of approximately 31,000 square feet throughout Puerto Rico. These offices are leased for various terms expiring through 2005. Annual aggregate rental payments made in the years 1994, 1993 and 1992 were $2,675,000, $1,445,000 and $817,000, respectively.
Except for its interest in real estate held in the ordinary course of business (including real estate owned as a result of foreclosures), the Company does not own any real property except for the building and underlying real property where Doral Federal's branch in Catano, Puerto Rico is located. The building where the branch is located consists of approximately 2,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

        Other than legal proceedings in the normal course of its business, the Company is not a party to any material legal proceedings and, to the knowledge of management of the Company, there are no material legal proceedings threatened. In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Company.

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

                                                  MARKET PRICE*                               DIVIDENDS DECLARED*
                                    -----------------------------------------------           -----------------------
                                           COMMON                SERIES A PREFERRED
                  CALENDAR          --------------------         ------------------                        SERIES A
       YEAR       QUARTER             HIGH           LOW         HIGH           LOW             COMMON     PREFERRED
       ----       -------             ----           ---         ----           ---             ------     ---------
       1993         1st             $12 1/2        $ 9 7/8      $24 1/2        $20 1/2           $0.10      $0.2625
                    2nd              12 1/2         10 1/2       24 1/4         22 1/2            0.10       0.2625
                    3rd              15 3/8         11 3/4       30             23 1/4            0.10       0.2625
                    4th              18 1/4         14 1/4       35 1/2         28 1/2            0.10       0.2625

       1994         1st             $19            $13 3/4      $36 1/2        $29 1/2           $0.13      $0.2625
                    2nd              14 3/4         11           29 1/2         23 3/4            0.13       0.2625
                    3rd              15             10 5/8       28             23 3/4            0.13       0.2625
                    4th              13 1/2         10 1/2       27             22                0.13       0.2625
     ---------------

     * All share prices and dividend information with respect to the Common Stock have been adjusted to reflect a two-for-one stock split effective December 10, 1993.

        As of March 10, 1995, the approximate number of record holders of the Company's Common Stock and Series A Preferred Stock was 912 and 74, respectively, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock and Series A Preferred Stock as quoted on the NASDAQ NMS and the NASDAQ System, respectively, on such date was $13 1/2 and $24 1/4 per share, respectively.

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

        PRITA, generally imposes a withholding tax on the amount of any dividends paid by FFCC to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 20% withholding tax rate. The rate of withholding is 25% if the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico. For dividends paid after June 30, 1995, the withholding tax is reduced to 10% for all recipients.

        Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 20% (10% for post June 30, 1995 distributions) tax will not be withheld from such year's distributions.

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

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth certain selected consolidated financial data for the Company on a historical basis for each of the five years ended December 31, 1994. This information should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis" contained herein.

                                                                                     Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                    1994            1993           1992           1991          1990
                                                    ----            ----           ----           ----          ----
                                                          (Dollars in thousands except for per share data)
    INCOME STATEMENT DATA:
      Revenues                                      72,043        $ 70,228      $ 49,804       $ 39,430      $ 44,733
      Interest expense                              23,252           9,710         9,270         12,303        23,576
      Loan origination costs and
        administrative and general expenses         30,046          29,597        24,118         17,407        15,700
      Spin-off expenses                               None            None          None           None         1,218
      Income before income taxes                    18,745          30,921        16,416          9,720         4,239
      Puerto Rico taxes                              2,530           9,601         3,371          2,987         1,209
      Income before cumulative effect               16,215          21,320        13,045          6,733         3,030
      Cumulative effect                              1,215               -             -              -             -
      Net income                                    17,430          21,320        13,045          6,733         3,030
      Cash dividends paid                            3,943           3,142         2,182          1,620         1,198
    BALANCE SHEET DATA:
      Mortgage loans held for sale and
        mortgage-backed securities held for
        trading and mortgage notes
        receivable, net                           $582,977        $388,232      $261,063       $230,861      $199,839
      Loans receivable, net and mortgage-
        backed securities and investments
        held to maturity                           102,328          16,901          None           None        38,178
      Total assets                                 768,019         486,431       320,972        270,949       300,706
      Loans payable and securities sold
        under agreements to repurchase             586,491         335,994       227,179        210,548       254,051

                                                                                     Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                    1994            1993           1992           1991          1990
                                                    ----            ----           ----           ----          ----
                                                          (Dollars in thousands except for per share data)
      Deposits                                  $   66,471      $   26,451             -              -             -
      Stockholders' Equity                          90,496          76,945        58,467         36,041        26,125
    PER SHARE DATA:(1)
      Net Income- Primary                             2.46      $     3.15          2.35           1.26          0.60
            - Fully diluted(2)                        2.30            2.81          2.06           1.25          0.60
      Cash dividends
            Common Stock                               .52            0.40          0.30         0.2625        0.2375
            Series A Preferred Stock(2)               1.05            1.05          1.05           .525          None
    Weighted average shares outstanding:
      Primary   . . . . . . . . . . . . . .      6,942,734       6,614,854     5,321,600      5,135,206     5,052,700
      Fully diluted   . . . . . . . . . . .      7,576,964       7,576,964     6,347,392      5,411,744     5,052,700
    OPERATING DATA:
      Mortgage loans originated   . . . . .     $  760,400      $1,430,000    $  694,000     $  360,400    $  321,400
      Loan Servicing Portfolio  . . . . . .     $2,644,000      $2,375,000    $1,700,000     $1,400,000    $1,193,000
    --------------------

(1) Adjusted to reflect two-for-one stock split effective December 10, 1993.
(2) The Series A Preferred Stock was issued in July 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        FFCC has experienced significant growth in its business over the last several years, which accelerated in 1992 and climbed to a record level in 1993 as a result of the historically low levels of interest rates and the increased demand for refinancing loans. In 1994, higher interest rates negatively impacted the refinance market responsible for the record originations levels of 1993. As a result, total mortgage production in Puerto Rico was significantly lower than prior year levels. FFCC, nevertheless, continued to be the largest originator of mortgage loans in Puerto Rico in 1994. The volume of loans originated by FFCC was approximately $760 million, $1.43 billion, $694 million, $360 million and $321 million for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively.

        The increases in loan originations in 1990 and 1991 were primarily due to an increased volume of loan originations in the HF Mortgage Bankers division following an internal reorganization, expansion of Doral's branch network and a decline in prevailing interest rates. The increases in 1992 and 1993 were principally due to declines in average mortgage interest rates which plunged to their lowest levels in decades during 1993 thereby strongly stimulating demand for both refinancing loans and loans to finance the acquisition of new and existing residential units. The decrease in 1994 as compared to 1993 is attributable to rising interest rates causing a lower level of loan originations, decreased refinancing activity and increased competition.

        The Company become active again in the Puerto Rico wholesale mortgage loan purchase market during the second quarter of 1994 to diversify its sources of loan production and compensate for the decrease in volume caused by higher interest rates and increased competition. During 1992 and 1993, the Company's strategy was to increase its servicing portfolio through internal originations. As a result of the high volume of loans originated in those years, the Company was not active in the wholesale loan purchase market during 1992 and 1993. The amount of loans purchased from third parties was approximately $63 million, $1 million, $29 million, $48 million and $117 million for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The Company believes wholesale mortgage loan purchases is a successful low cost initiative that has proven to be successful in the past.

        The Company entered the savings and loan industry in September 1993 through the acquisition of all the outstanding stock of Doral Federal Saving Bank ("Doral Federal"). Doral Federal operates through two branches in Puerto Rico. During the year ended December 31, 1994, Doral Federal did not have a significant impact on the financial results of the Company, experiencing a modest net income of approximately $205,000 as a result of increased expenses associated with creating the infrastructure necessary to support bank growth. During 1994, Doral Federal did, however, experience substantial growth in assets growing from $34 million in assets as of December 31, 1993 to $86.4 million in assets as of December 31, 1993. This growth was funded largely through increases in retail certificate of deposit accounts and non-interest bearing accounts maintained by the Company and its subsidiaries, consisting primarily of corporate and custodial accounts.

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

                                                                      Year Ended December 31,
                                                                ------------------------------------
                                                                   1994         1993         1992
                                                                   ----         ----         ----

                                                                       (Dollars in thousands)
                     Revenues from mortgage loan sales
                       and fees                                    $10,573      $35,230      $24,560
                                                                   -------      -------      -------

                     Interest income                                46,508       23,775       16,983
                     Interest expense                               23,252        9,710        9,270
                                                                   -------      -------      -------

                     Net interest income                            23,256       14,065        7,713
                                                                   -------      -------      -------
                     Loan servicing fees                            11,448        8,627        7,163

                     Gain on sale of servicing rights                3,003        2,378          935

                     Other income                                      511          218          163

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994

        REVENUES FROM MORTGAGE LOAN SALES AND FEES. FFCC sells substantially all of the loans that it originates, other than those originated by Doral Federal, as part of its mortgage banking business. Mortgage Loans originated by Doral Federal are generally held until maturity. When FFCC sells mortgage loans and mortgage-backed securities, it realizes a net gain or loss which is equal to the difference between FFCC's carrying cost and the selling price of the loans sold, net of commitment fees paid. Net gain or loss on sale of loans is affected by interest rate fluctuations on fixed-rate loans and securities, as well as by the tax status of interest on mortgage loans under Puerto Rico income tax statutes.

        Revenues from mortgage loan sales and origination fees, decreased by 70% during 1994 compared to increases of 43% and 57% experienced during 1993 and 1992, respectively. The decrease in 1994 was due to interest rate increases resulting in a lower level of loan originations, lower gains on the sale of mortgage loans and pressure on pricing as a result of increased competition. The increases for years 1993 and 1992 were the result of increased volume of loan originations due to a sharp declines in interest rates and increased gains on sale of mortgage loans, as a result of favorable market conditions which permitted the Company to obtain better prices on sales of mortgage loans and mortgage-backed securities. The total volume of loans originated was approximately $760.4 million for the year ended December 31, 1994 compared to $1.432 billion for the prior year. The increase in prevailing interest rates during 1994 significantly decreased the unusually high refinancing activity experienced during 1993. During 1994, higher rates and decreased volume in the Puerto Rico market led to increased competition among mortgage bankers and banks to attract prospective borrowers, resulting in downward pressure on revenues from origination and sale activities. In addition, prior year advertising campaigns which often offered loans with no closing costs to the borrower were gradually phased out and the Company as well as other market participants were forced to increase interest rates and origination and discount points. These increases resulted in a decrease in the demand for mortgage loans. FFCC, however, continued to be the largest originator of mortgage loans in Puerto Rico. In 1994, the Company issued $596 million of GNMA mortgage backed securities to rank No. 1 in Puerto Rico and No. 36 in the USA in such issuances according to the "Mortgage Marketplace." The percentage of mortgage loans that were refinancing loans was 59% for the year ended December 31, 1994, 78% for the year ended December 31, 1993 and 67% for the year ended December 31, 1991.

        Results for 1994 include a one time benefit of $1.2 million from the cumulative effect of the adoption of SFAS No. 115 "Accounting for Certain Investments in Debt Equity Securities" as of January 1, 1994. This pronouncement requires the Company to carry its mortgage-backed securities inventory at market value. Any gains or losses from market fluctuations are reflected in the Company's financial statements.

        During 1994, the Company continued its program of pooling nonconforming conventional loans into collateralized mortgage obligations (CMOs) to be issued by grantor trusts for sale to investors. Mortgage loan sales and fees reflect a pre-tax profit of approximately $463,000, $3.5 million and $4.7 million for the years ended December 31, 1994, 1993 and 1992, respectively, in connection with the pooling and sale of approximately $101 million, $115 million and $99 million in conventional nonconforming mortgage loans to various grantor trusts. Sales of CMOs decreased during the second half of 1994 as a result of decreased demand from institutional investors in the Puerto Rico market. While the Company anticipates that it will enter into similar transactions in the future, especially with non-conforming loans, the frequency of such transactions, future gains related thereto, if any, will be dependent on then existing market conditions.

        Bulk sales of mortgages loans made during 1994, other than CMO transactions, resulted in the recording of approximately $5.8 million of excess servicing compared to $3 million and $378,000 in 1993 and 1992, respectively. FFCC capitalizes as an asset an excess servicing fees receivable on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than servicing fee normally permitted by FNMA, GNMA or FHLMC. The excess servicing fee receivable is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the loans sold and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees."

        The amortization of excess servicing fees is based on the amount and timing of estimated future cash flows. See Note 2 to the Notes to Consolidated Condensed Financial Statements. Amortization of such excess servicing fees for each of the years ended December 31, 1994 and 1993 was approximately $570,000 and $160,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income.

        For the years ended December 31, 1993 and 1992 increases in mortgage loan sales and origination fees were partially offset by net losses on the trading of options on futures contracts used for hedging purposes in the amount of $1.4 million per year while in 1994 such hedging activities produced gains in the amount of $2.2 million and, thereby, increased mortgage loan sales and fees by the same amount.

        NET INTEREST INCOME. Net interest income is the difference between the interest income earned on mortgage loans and mortgage-backed securities held for trading and for investment, and the interest paid by FFCC on the short-term warehousing lines of credit with commercial banks, repurchase agreements, gestation lines of credit and advances and deposits, in the case of Doral Federal, that finance such loans and mortgage-backed securities. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and the prime rate, the London Interbank Offered Rate (LIBOR), cost of tax advantaged funds deposited in Puerto Rico financial institutions ("936 Funds"), interest rates on fixed-rate loans and the Company's average holding period before mortgage loans are sold.

        In each year since FFCC's inception, interest income earned by FFCC on its mortgage loans and mortgage-backed securities has exceeded interest expense on FFCC's short-term bank borrowings and other financing arrangements. The Company's weighted average interest rate spread was approximately 385 basis points during 1994 as compared with approximately 411 basis points and 335 basis points during 1993 and 1992, respectively. The increase in the interest rate spread from 1992 to 1993 was due to lower short-term borrowing costs which descended to historically low levels during 1993. In 1994, interest rates on short term borrowings increased. The Company, however, was able to maintain its spread due to among other things, the origination of higher yielding mortgages and the funding of mortgage loans held by Doral Federal through lower costing deposits. As of December 31, 1994, approximately $36.6 million, or 46% of total deposits held at Doral Federal consisted of non-interest bearing accounts, consisting primarily of servicing accounts and corporate demand accounts maintained by the Company and its affiliates.

        Net interest income increased by approximately 65% from 1993 to 1994, and by approximately 82% from 1992 to 1993. Net interest income for Doral Federal equalled $2.1 million for the year ended December 31, 1994 compared to $328,000 for the period from September 10, 1993 (the date of acquisition by FFCC) to December 31, 1993.

        The increase in net interest income was primarily the result of the increased holdings of mortgage loans and mortgage-backed securities, and favorable financing arrangements made in 1993 and continued during 1994. Net interest income also reflected the Company's strategic decision to hold mortgage loans and mortgage-backed securities, especially tax exempt GNMA certificates, for longer periods of time prior to sale in order to maximize net interest income.

        Net interest income has generally represented a greater proportion of the Company's total net income than that of typical mortgage banking institutions. This results primarily from the fact that the Company is able to finance a substantial portion of the mortgage loans that it originates with lower cost funds and holds mortgage-backed securities, mainly GNMA certificates, for longer periods of time prior to sale than is customary for mortgage bankers in the United States, in order to maximize the interest produced by these securities. During the year ended December 31, 1994, the Company held mortgage loans and mortgage-backed securities for an average period of 212 days prior to sale as compared to 98 days for the year ended December 31, 1993. This increase in the amount of time mortgage loans and mortgage-backed securities were held prior to sale was due principally to a decision made by the Company in the first quarter of 1994 to increase its level of holding of mortgage-backed securities for future sale and to maximize the interest income produced by these securities, a substantial portion of which is tax-exempt to the Company under Puerto Rico law. The result was to increase both the Company's net interest income and its level of assets held for sale, and to decrease the Company's effective tax rate.

        LOAN SERVICING FEES. Loan servicing fees represent revenue earned by FFCC for administering loans. FFCC's typical annual loan servicing fee depends on the type of mortgage loan being serviced and ranges from 0.25% to 0.50% of the declining outstanding principal amount of such loan. The size of FFCC's loan servicing portfolio and the amount of its servicing fees have increased substantially since FFCC's inception as a result of increases in loan originations. Loan servicing fees increased 33% from 1993 to 1994, 20% from 1992 to 1993 and 30% from 1991 to 1992, primarily due to increases in the principal amount of loans serviced as compared to prior years. The mortgage servicing portfolio was approximately $2.6 billion at December 31, 1994, an increase of approximately 10% over the December 31, 1993 level. At December 31, 1994, less than $36 million of the Company's servicing portfolio related to mortgages originated outside Puerto Rico (all of which were originated in Florida).

        During 1994, total amortization of purchased mortgage servicing rights ("PMSRs") amounted to $730,059 versus $492,000 for 1993. The Company's traditional strategy has been to increase the size of its servicing portfolio through internal originations. However, during 1994, the Company reentered the wholesale loan market by purchasing mortgage loans from third parties as a means of compensating for the decrease in volume. This strategy has proven to be effective in the past. When the Company purchases mortgage loans together with the right to service the loans, a portion of the purchase price is allocated to the related PMSR. As of December 31, 1994, the Company had $3.5 million in PMSR's. During the years ended December 31, 1994 and 1993 the Company capitalized $581,130 and $69,833, respectively, of servicing rights, including $54,800 related to the acquisition of Doral Federal.

        The amount of principal prepayments on mortgage loans serviced by the Company was $281 million, $537 million and $242 million for the years ended December 31, 1994, 1993 and 1992, respectively. This represented approximately 11%, 26% and 15% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid were $41,800, $54,600 and $44,500, respectively. Principal prepayments declined during 1994 as a result of decreased refinancing activity caused by the increase in interest rates. The primary means used by the Company to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed the Company to continue to increase the size of its servicing portfolio even in times of high prepayments.

        Increases in prepayment rates over anticipated levels can adversely affect a mortgage company's revenues and liquidity by increasing the amortization rates for PMSRs and excess servicing fees receivable. Given the recent rise in interest rates and corresponding decrease in prepayment rates, the Company does not believe that the amortization estimates will have to be adjusted in the foreseeable future. No such adjustment were required during 1994. Moreover, given the relatively small amount of PMSRs and excess servicing fees receivable capitalized by the Company, any unexpected increase in prepayment rates would not have a significant impact on the revenues or liquidity of the Company as a result of increased amortization for PMSRs and excess servicing fees receivable.

        GAIN ON SALE OF SERVICING RIGHTS. During the years ended December 31, 1994, 1993 and 1992 the Company sold servicing rights of $202 million, $198.7 million and $53.4 million, respectively, realizing pre-tax gains of approximately $3 million, $2.4 million and $935,000, respectively. While the Company's strategy is to retain the servicing rights of the mortgage loans it originates, the Company may sell servicing rights from time to time in the future when market conditions are favorable.

        OTHER INCOME AND EXPENSES. Other income increased 134% in 1994 as compared to 1993, and 34% from 1992 to 1993. The increase during 1994 was due primarily to fees earned by Doral Federal, increased fees received for voluntary mortgage life insurance and other commissions.

        Aggregate expenses in 1994 increased by $14 million compared to the same period for 1993, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage backed securities portfolios. Employee costs decreased 16.6% compared to the same period of 1993. This decrease was a direct result of cost reduction efforts implemented by management related to the decrease in loan volume. Employee costs also reflected approximately $1.75 million in voluntary reductions taken by the Chief Executive Officer in salary and incentive compensation. Telephone expense increased 21% over 1993 levels and advertising expense remained slightly below the prior year level since management considered it necessary to maintain or increase the level of such expenses to ensure the Company retain its share of the Puerto Rico market for mortgage loans in light of increased competition. Rent expenses increased by $1.2 million as a result of prior year expansion activities.

        For 1993 compared to 1992 aggregate expenses increased by approximately 18%. This reflected increases in professional services, telephone and rent expenses of 57%, 41% and 77%, respectively, as compared to 1992. Professional services, rent and telephone expenses increases were attributable to the growth experienced by the Company in both personnel and asset size.

        PUERTO RICO INCOME TAXES. The Puerto Rico maximum statutory corporate income tax rate is 42%. Such maximum rate will be reduced to 39% for taxable years commencing after June 30, 1995. For 1994, the effective income tax rate of FFCC was 16.3% as compared to 31.0% for 1993, and 20.5% for 1992. The decrease from 1994 to 1993 was due to the decision to increase holdings of mortgage-backed securities to maximize interest income produced by these securities, a substantial portion which is tax exempt under Puerto Rico income tax law. The increase in 1993 from 1992 in the effective income tax rate was due principally to the fact that during the year ended December 31, 1992, the Company received favorable tax treatment on certain rights with a fair value of approximately $3.5 million received as a dividend from a subsidiary, resulting in the exclusion of 85% of said amount from gross income.

        The lower effective tax rates (as compared to the maximum statutory rate) experienced by FFCC, especially that experienced in 1994, reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by property located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. Income tax savings to FFCC attributable to this exemption amounted to approximately $5.4 million, $2.7 million and $2.2 million for the years ended December 31, 1994, 1993 and 1992, respectively. Note 18 to the Company's Consolidated Financial Statements includes a reconciliation of the provision for income taxes to the amount computed by applying the applicable Puerto Rico statutory tax rates to income before taxes.

ASSETS AND LIABILITIES

        Total assets were approximately $768 million as of December 31, 1994, reflecting an increase of approximately $282 million from December 31, 1993. This increase was primarily due to an increase of $256 million in mortgage loans held for sale and mortgage-backed securities held for trading and held to maturity as a result of a strategic decision made during the first quarter of 1994 to hold such assets for longer periods prior to sale in order to maximize net interest income. Consistent with this strategy, during 1994, the Company purchased approximately $42 million in mortgage-backed securities which the Company intends to hold until maturity. Such increase also reflects a reduction in demand for tax exempt mortgage-backed securities during the second half of 1994. The increase also reflects the growth in assets experienced by Doral Federal which grew from $34 million as of December 31, 1993 to $86.4 million as of December 31, 1994. Total liabilities were approximately $678 million at December 31, 1994 compared to $409 million at December 31, 1993. This increase reflects increased borrowings of $250 million related to carrying a much larger inventory of mortgage loans held for sale and mortgage-backed securities held for trading and held to maturity than in 1993. The increase in liabilities also reflects an increase in deposits held at Doral Federal from $24.5 million at December 31, 1993 to $79.3 million at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal financing needs are the financing of loan funding activities, and the financing of its holdings of mortgage-backed securities held for trading and held to maturity. To meet these financing needs, the Company primarily relies on repurchase agreements, pre-sale funding facilities, mortgage warehouse credit facilities and cash flow from operations.

        During 1994, the Company's operating activities provided cash of $49.4 million. This cash resulted primarily from additional borrowings of $250.5 million (principally in the form of loans payable and repurchase agreements), net income, loan repayments and sales proceeds net of cash used to fund origination and the purchase of mortgage loans and mortgage-backed securities. The $49.4 million of cash provided by operations plus the $34.1 million generated by financing activities generally corresponds to the increase in cash used in investing activities to purchase mortgage-backed securities for long term investment and the origination of loans held for investment by Doral Federal. Net cash provided by operating activities was $9.2 million and $5.3 million for 1993 and 1992, respectively.

        Net cash used by investing activities increased to $84.9 million versus $716,000 for 1993. This increase was primarily the result of an increase in investments held to maturity and loans receivable of $61.8 million and $26.2 million, respectively. Acquisitions of real estate held for sale in 1994 used cash of $2.3 million while disposals of real estate owned contributed cash of $3.2 million. Acquisitions of servicing rights during 1994 increased by $581,000. This was due to an increase in purchases of loans from third parties. When the Company purchases loans from third parties a portion of the purchase price is allocated to the related servicing right. Excess servicing fees receivable also increased $5.9 million as a result of certain bulk sales of mortgage loans made during 1994.

        Net cash provided by financing activities increased to $34.1 million for 1994 from $10.1 million for 1993. This was due primarily to an increase in deposits held at Doral Federal in the amount of $40.0 million, reduced by $3.9 million in payments of dividends and repayment of advances from the Federal Home Loan Bank of New York in the amount of $2.0 million. Net cash provided by financing activities was $10.1 million in 1993 versus use of $1.6 million in 1992.

        Total liabilities were approximately 7.5 and 5.3 times stockholders' equity at December 31, 1994 and 1993, respectively. The increased leverage at December 31, 1994 from December 31, 1993 resulted from a net increase of $250.5 million in loans payable and securities sold under agreements to repurchase and in deposits held at Doral Federal of $40 million as compared to 1993. The increase in borrowings were used to finance the higher levels of mortgage-backed securities held for trading and held to maturity and the amount of time such securities were held prior to sale.

        FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowing as the mortgages are sold. The warehousing lines of credit then become available for additional borrowing. FFCC held mortgage loans prior to sale for an average period of approximately 212 days during the year ended December 31, 1994 and 98 days during the year ended December 31, 1993. The increase is due to a decision made during the first quarter of 1994 to increase the length of time the Company holds mortgage loans and mortgage-backed securities prior to sale to increase net interest income.

        FFCC had available bank warehousing lines of credit of $92 million at December 31, 1994 compared to $122.5 million at December 31, 1993. At December 31, 1994 and 1993, FFCC had used approximately $79.6 million and $54.8 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally terminable at the discretion of the lender. Interest rate spreads on certain mortgage loans and mortgage-backed securities in Puerto Rico have traditionally been high due to the ability of the Company to finance its mortgage loans and mortgage-backed securities with lower-cost tax advantaged funds.

        FFCC's also obtains funding under gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans have been pooled for securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At December 31, 1994 and 1993, FFCC had available pre-sale or gestation facilities of $350 million and $150 million, respectively. At December 31, 1994 and 1993, FFCC had used approximately $196 million and $36 million, respectively, of credit available under its gestation facilities. Approximately $186 million used by the Company at December 31, 1994 were used to finance mortgage loans while approximately $10 million were used to finance mortgage-backed securities.

        FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC guaranteed mortgage-backed securities and to a lesser extent private label mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price.
FFCC uses the proceeds of such sales to repay borrowing under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. FFCC available repurchase agreement lines of credit at December 31, 1994 and December 31, 1993 amounted to $485 million and $200 million, respectively. At December 31, 1994 and 1993, FFCC had outstanding repurchase obligations in the aggregate principal amount of approximately $293 million and $107 million, respectively. FFCC's continued use of repurchase agreements will depend upon the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

        The weighted monthly average interest rate of FFCC's borrowings for warehousing lines of credit (including the portion of gestation and pre-sale agreements used to finance mortgage loans) and for repurchase agreement lines of credit (including the portion of gestation and pre-sale agreements used to finance mortgage-backed securities) was 5.7% and 4.3%, respectively, for the year ended December 31, 1994 compared to 4.2% and 3.34%, respectively, for the year ended December 31, 1993.

        During the year ended December 31, 1994, the Company collected an average of approximately $953,000 per month as net servicing fees, including late charges. At December 31, 1994 and December 31, 1993, the servicing portfolio amounted to approximately $2.6 billion and $2.4 billion, respectively. The Company might in the future determine to sell part of the servicing portfolio to raise additional funds.

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

        At times, the Company may have to meet margin requirements to cover changes in the market value of its mortgage-backed securities. To the extent that the required collateral levels are higher than the current market prices of the mortgage-backed securities pledged as collateral, the Company must deposit cash or certain government securities. In addition, the Company sometimes sells mortgage-backed securities and loans with puts or with recourse arrangements. The Company may be required to fund the repurchase loans or mortgage-backed securities from time to time under the terms of such puts and recourse arrangements. As of December 31, 1994, the Company's servicing portfolio included approximately $112 million in mortgage loans subject to recourse arrangements. The Company also had sold approximately $200 million in mortgage-backed securities subject to puts. The puts on approximately $146 million of such mortgage-backed securities expire in one year or less. See Note 22 to the Company's Consolidated Financial Statements.

        FFCC generally has been able to provide for its growth and expansion and for continued liquidity with funds from short-term borrowings. The increased level of mortgage-backed securities held in inventory during 1994, together with the downward pressure on prices which reduced the amount that can be borrowed against such securities, increased the liquidity needs of the Company. The Company was able to meet these needs through increases in its short-term borrowings and the use of alternative financing arrangements. For example, during 1994 the Company raised approximately $3.2 million in unsecured debt financing through a private placement of medium term notes with maturities varying from six months to two years pursuant to a private placement offered and sold exclusively to residents of Puerto Rico. The Company was also able to obtain $3.25 million in financing pursuant to the issuance of a demand note to a private investor secured by subordinated CMO certificates. In addition, the Company was able to obtain $4.7 million in financing by entering into a swap transaction with David Levis, the former Chairman of the Board of the Company, whereby Mr. Levis agreed to provide the Company with GNMA Certificates for use as collateral in repurchase agreements in exchange for subordinated CMO Certificates. The Company felt that these transactions represented an innovative way to finance mortgage-backed assets such as the subordinated CMO certificates that are difficult to finance with conventional methods under current market conditions.

        The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions. FFCC, nevertheless, expects that it will continue to have adequate resources to finance its operations.

INFLATION

        FFCC is affected by fluctuations in real estate values and interest rates. Although general and administrative expenses have increased due to inflation, the increase in real estate values in Puerto Rico in recent years has been a positive factor for the Company's Mortgage Banking Business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Significant increases in interest rates, however, make it more difficult for potential borrowers to purchase desirable residential properties and to qualify for mortgage loans and refinance activity. As a result, higher interest rates may adversely affect the volume of loan originations and income related to mortgage production. A high interest rate environment, however, tends, to reduce prepayments and thereby enhance the value and earnings of the Company's mortgage loan servicing portfolio.

PROSPECTIVE TRENDS

        MARKET TRENDS. During the second half of 1994, prevailing mortgage rates began to steadily increase resulting in lower loan production (especially from refinancings) and greater competition. The foregoing factors adversely impacted earnings from loan origination activities. The Company was able to compensate, in part, for the reduction in earnings from loan origination activities by increasing its net interest income by increasing the length of time it held mortgage loans and mortgage-backed securities prior to sale. This strategy also had the effect of reducing the amount of the Company's tax liability since a substantial portion of the Company's mortgage-backed securities holdings consist of GNMA securities the interest on which is exempt from income tax under Puerto Rico law. The Company has also taken steps to reduce expenses, by reducing staff and embarking on a program to reduce production-related and overhead expenses. The Company reduced its total staffing levels from approximately 927 at December 31, 1993 to 735 at December 31, 1994.

        The rise in interest rates experienced during 1994 resulted in decreased profits on sales of mortgage loans and securities. The large supply of mortgage-backed securities in the market, due to the large production of GNMA securities during 1993, also resulted in downward pressure on prices and profit from sales as a result of reduced demand. These factors resulted in significant decreases on the gains on sale of loans and mortgage-backed securities as compared to 1993. To the extent interest rates stabilize during 1995 and the existing supply of mortgage-backed securities is absorbed by the market, the Company expects demand and prices for mortgage loans and mortgage-backed securities to increase. Certain of there positive trends have begun to be experienced during the first quarter of 1995.
Increasing the length of time the Company holds mortgage loans and mortgage-backed securities prior to sale increases the risks of loss to the value of the Company's inventory from fluctuations in interest rates. The Company has implemented hedging strategies designed to reduce the risks to the value of its mortgage loan and mortgage-backed securities inventory from fluctuations in interest rates.

        During 1994, the Company's servicing portfolio continued to increase thereby increasing its servicing revenue base. This increase was accomplished principally through internal originations. The Company expects the servicing portfolio to further increase during 1995 both through internal originations and increased purchase of servicing rights in the wholesale loan market. Servicing income should, therefore, continue to provide a stable base of revenues. To the extent interest rates continue to rise or level off, the servicing revenue should be further enhanced as a result of decreases in prepayments in the servicing portfolio. The increase in the servicing portfolio should also contribute to an increase in net interest income because a significant amount of the Company's servicing and escrow accounts, which are non-interest bearing, are maintained at Doral Federal, thereby providing Doral Federal with an important source of inexpensive funds. Such servicing and escrow accounts maintained at Doral Federal amount to approximately $21.1 million as of December 31, 1994.

        POSSIBLE PUERTO RICO AND UNITED STATES TAX LAW CHANGES. Puerto Rico government officials have publicly confirmed that the Puerto Rico government is currently reviewing the tax exempt status of income earned on FHA and VA loans secured by residential property located in Puerto Rico as well as GNMA certificates backed by such mortgages. A committee consisting of representatives of different agencies has been appointed to study the issue. The committee will be requested to make recommendations which could include elimination, reduction or other modification of the existing exemption. It is expected that any such change would require legislative action and would have prospective application.

        The elimination of tax exemption on FHA/VA mortgage loan, could adversely affect the profitability of FFCC by reducing the prices it could obtain for its FHA and VA loans and GNMA certificates. Such a change could also reduce demand for FHA and VA loans because of the higher interest rates that would be required to be charged on such loans. Such a change should not, however, adversely affect liquidity since the Company could sell its FHA and VA loans and GNMA certificates in the conventional U.S. mortgage market at prevailing U.S. prices. The elimination of the tax exempt status of interest on FHA and VA loans could also have a short-term positive effect on the Company because the value of FFCC's existing inventory of FHA and VA loans and GNMA securities existing at the time of any such legislative change would be significantly enhanced.

        In connection with ongoing efforts to reduce the Federal budget deficit, several Congressional leaders, including John Kasich, the Chairman of the Budget Committee of the House of Representatives, have publicly expressed their desire to re-examine the tax benefits available to U.S. corporations for operating and investing in Puerto Rico under Section 936 of the Internal Revenue Code ("Section 936"). The Omnibus Budget Reconciliation Act of 1993 effective for taxable years beginning in 1994 reduced the benefits previously available under
Section 936. To date, no formal action has been taken in either House of Congress to further amend Section 936, and therefore, it is not possible to predict what impact, if any, these discussions will have on the operation of
Section 936, the general economic condition of Puerto Rico or the operations of the Company. The elimination or a substantial reduction of the benefits currently available under Section 936 could have an adverse effect on the general economic condition of Puerto Rico, FFCC's predominant service area, by reducing U.S. tax incentives for investing in Puerto Rico. Any such change could also have an adverse effect on the liquidity and prices for the Company's mortgage loans and mortgage-backed securities by reducing the amount of tax-advantaged funds available in the Puerto Rico financial system.

        NEW ACCOUNTING STANDARDS. In May 1993, the Financial Accounting Standards Board (the "FASB") issued the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This statement, which the Company must adopt for fiscal years beginning after December 15, 1994, requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company does not expect the adoption of this statement to have a material effect on the results of its operations or its financial condition.

        In June 1994, the FASB issued a Proposed Statement of Financial Accounting Standards, Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans. This proposed statement, as subsequently modified, would, among other provisions, require the recognition of originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights (PMSRs"), as assets. Presently, the cost of OMSRs is included with the cost of the related loans and written off against income when the loans are sold, but the cost of PMSRs is recorded as an asset. Under the proposed statement, all capitalized mortgage servicing rights would be evaluated for impairment on a discounted, disaggregated basis. This approach would require stratification of the amortized costs of mortgage servicing rights on the basis of the predominate characteristics of the underlying loans, such as loan type, size, interest rate, date of origination, term and geographic location. Under current accounting requirements, the impairment evaluation may be made on either a discounted on an undiscounted basis. The Company uses a disaggregated method. A final statement is expected in the second quarter of calendar year 1995. The proposed statement is expected to be effective for fiscal years commencing after December 31, 1995 and to only permit the recognition of OMSRs with respect to mortgage loans originated after its effective date.

        Management believes that initially the proposed changes will have a positive effect on the Company's results of operations and financial condition. However, as a final statement has not yet been issued, disclosure of a specific impact is not possible at this time.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 1995 Annual Meeting of stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters - Certain Relationships and Related Transactions" of the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) List of documents filed as part of this report.

            (1)  Financial Statements.

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

            (3)  Exhibits.

   Exhibit
   Number                                                Description
   ------                                                -----------
 3.1         Certificate of Incorporation of FFCC, as currently in effect.(1)

 3.2         By-laws of FFCC, as amended as of May 26, 1994.(12)

 3.3         Amendment  to Certificate  of  Incorporation of  FFCC  filed with  the Department  of State  of the
             Commonwealth of Puerto Rico on May 23, 1991.(2)

 3.4         Certificate of Designation creating the Series A Preferred Stock.(2)

 3.5         Amendment  to Certificate  of  Incorporation of  FFCC  filed with  the Department  of State  of the
             Commonwealth of Puerto Rico on April 28, 1993(1)

 4.1         Common Stock Certificate.(2)

 4.2         Series A Preferred Stock Certificate.(2)

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

 10.30       Loan Agreement between FFCC and Puerto Rico Island Rental Limited  Dividend Partnership S.E., dated
             December 27, 1990.(4)

 10.32       Warehousing Loan Agreement dated January 29, 1990 between FFCC and Banco Santander Puerto Rico.(4)

 10.33       Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto Rico.(4)

 10.34       (a)  [Reserved]

             (b)  [Reserved]

   Exhibit
   Number                                                Description
   ------                                                -----------
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

             (e)  Repurchase Agreement between  FFCC and  First Boston  (Puerto Rico),  Inc., dated  November 28,
                  1989.(4)

             (f)  Repurchase Agreement  between FFCC  and First  Boston (Puerto  Rico), Inc.,  dated December  6,
                  1989.(4)

             (g)  Repurchase  Agreement between  FFCC and First  Boston (Puerto Rico),  Inc., dated September 11,
                  1990.(4)

             (h)  Master Repurchase Agreement between FFCC  and Shearson Lehman  Hutton Puerto Rico, Inc.,  dated
                  June 21, 1990.(4)

             (i)  Repurchase Agreement between FFCC and Banco Central Corp., dated October 11, 1991.(2)

             (j)  Repurchase Agreement between FFCC and Banco Central Corp., dated December 3, 1991.(2)

             (k)  Master Repurchase Agreement between FFCC and PaineWebber, Inc., dated as of March 24, 1992.(5)

 10.35       Employment Agreement dated January 1, 1992 between FFCC and Salomon Levis.(2)

 10.36       Employment Agreement dated January 1, 1992 between FFCC and Zoila Levis.(2)

 10.37       Third Amendment  to Loan  Agreement  dated  June 5,  1991 between  FFCC  and Scotiabank  de  Puerto
             Rico.(2)

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

 10.44       Addendum  to Warehousing  Loan Agreement  dated August 1,  1991, between  FFCC and  Banco Santander
             Puerto Rico.(5)

 10.45       Addendum to Warehousing Loan Agreement  dated May 29, 1992, between FFCC and Banco Santander Puerto
             Rico.(5)

 10.46       Letter Agreement  dated November 28, 1988 amending the  Loan Agreement between  FFCC and Scotiabank de Puerto Rico dated November 25, 1987.(5)

 10.47       Amendment  dated June 29, 1989  to the  Loan Agreement between  FFCC and Scotiabank  de Puerto Rico dated November 25, 1987.(5)

   Exhibit
   Number                                                Description
   ------                                                -----------
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

 10.50       Customer Agreement, dated  March 9, 1993, between FFCC and  Meridian Capital Markets  Inc. relating to the execution of Forward Contracts.(6)

 10.51       Master Repurchase Agreement,  dated March 24, 1993, between  FFCC and Bear Sterns Mortgage  Capital
             Corporation.(7)

 10.52       Master Production Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(8)

 10.53       Master  Purchase, Servicing and Collection Agreement, dated as  of September 15, 1993, between FFCC and Doral Federal.(9)

 10.54       Mortgage Loan Purchase and Interim Servicing  Agreement dated as of November 29,  1993 between FFCC and Nomura Asset Capital Corporation.(13)

 10.55       Purchase and Servicing Agreement, dated as of  September 1, 1993, between FFCC and Meridian Capital markets, a Division of Meridian Bank.(13)

 10.56       Financing Facility  Agreement dated March 21, 1994, between Nomura  Asset Capital Corporation,
             FFCC and Doral.(12)

 10.57       Master Repurchase  Agreement among Merrill Lynch  Mortgage Capital, Inc.,  FFCC and  Doral together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12, 1995.(14)

 10.58       Swap Agreement dated December 7, 1994, between FFCC and David Levis.(14)

 10.59       Demand Note dated December 9, 1994.(14)

 10.60       Form of Medium Term Note, 1994 Series PR-A.(14)

 21          List of FFCC's subsidiaries.(13)

 27          Financial Data Schedule (Edgar version only).(14)

 28.1        Agreement and Plan of Reorganization dated  as of December 11, 1992 between FFCC and Catano Federal
             Savings Bank.(10)
--------------------

  (1) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-17224).

  (2) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on From 10-K for the year ended December 31, 1991 (File No. 0-17224)

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

  (11) Incorporated herein by reference to Exhibit Number 10.26 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

  (12) Incorporated herein by reference to same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

  (13) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  (14) Filed herewith.

       (b)  Reports on Form 8-K.

        Not applicable

                    FIRST FINANCIAL CARIBBEAN CORPORATION
                    CONSOLIDATED FINANCIAL STATEMENTS AND
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




                          FOR INCLUSION IN FORM 10-K
                           ANNUAL REPORT FILED WITH
                      SECURITIES AND EXCHANGE COMMISSION

            FIRST FINANCIAL CARIBBEAN CORPORATION AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               FEBRUARY 1, 1995

                                                                                               Page
                                                                                               ----
Report of Independent Accountants ...................................................          F-4
Financial Statements
     Consolidated Balance Sheet as of December 31, 1994 and 1993 ....................          F-5
     Consolidated Statement of Income and Retained Earnings for the years ended
       December 31, 1994, 1993, and 1992 ............................................          F-6
     Consolidated Statement of Changes in Capital Stock for the years ended
       December 31, 1994, 1993 and 1992 .............................................          F-7
     Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993
       and 1992 .....................................................................          F-8
     Notes to Consolidated Financial Statements .....................................          F-10



     All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

           FIRST FINANCIAL CARIBBEAN
           -------------------------

                   CORPORATION
                   -----------

            REPORT AND CONSOLIDATED
            -----------------------

             FINANCIAL STATEMENTS
             --------------------

          DECEMBER 31, 1994 AND 1993
          --------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


February 1, 1995

To the Board of Directors
and Stockholders of
First Financial Caribbean Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings, of changes in capital stock and of cash flows present fairly, in all material respects, the financial position of First Financial Caribbean Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.


Price Waterhouse

Certified Public Accountants
(of Puerto Rico)
License No 10 Expires Dec. 1, 1995
Stamp 1249271 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                                                                      December 31,
                                                                                      ------------
                                                                           1994                       1993
                                                                           ----                       ----
Cash and cash equivalents                                                $ 35,916,125            $ 37,306,845
Mortgage loans held for sale, net                                         263,773,383             262,515,526
Mortgage-backed securities, held for trading in 1994
 and for sale in 1993                                                     319,203,574             125,715,979
Mortgage-backed securities and investments held to maturity                67,519,426               6,530,322
Loans receivable, net                                                      34,808,938               9,561,253
Accounts receivable and mortgage servicing advances, net                    7,086,045              15,330,765
Accrued interest receivable                                                 7,874,551               4,021,411
Excess servicing fees receivable                                            8,756,589               3,463,945
Property, leasehold improvements and  equipment, net                        7,466,980               5,771,193
Cost in excess of fair value of net assets acquired                         6,609,402               6,536,570
Real estate held for sale, net                                              2,115,911               2,928,305
Purchased mortgage servicing rights                                         3,543,032               3,994,788
Prepaid and other assets                                                    3,345,368               2,754,349
                                                                        -------------           -------------
      Total assets                                                       $768,019,324            $486,431,251
                                                                         ============            ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Loans payable                                                            $282,761,437            $192,794,175
Securities sold under agreements to repurchase                            303,730,017             143,199,642
Deposit accounts                                                           66,471,111              26,450,846
Advances from Federal Home Loan Bank                                          419,245               2,431,379
Accounts payable and other liabilities                                     17,792,644              38,401,583
Income tax payable                                                          2,571,773               3,748,979
Deferred tax liability                                                      3,776,899               2,460,000
                                                                        -------------           -------------
      Total liabilities                                                   677,523,126             409,486,604
                                                                        -------------           -------------
Commitments and contingencies (Note 22)                                 -------------           -------------

Stockholders' equity:
  10.5% Cumulative Convertible Preferred Stock, Series
   A, $1 par value, 2,000,000 shares authorized;
   204,329 shares issued and outstanding (1993 - 414,413)
   (liquidating preference of $10 per share, aggregating $2,043,290)          204,329                 414,413
  Common stock, $1 par value, 10,000,000 shares authorized;
   7,182,306 shares issued and outstanding (1993 - 6,762,138)               7,182,306               6,762,138
  Paid-in capital                                                          16,674,402              16,884,486
  Retained earnings                                                        66,706,435              53,219,178
                                                                         ------------            ------------
                                                                           90,767,472              77,280,215
Treasury stock at par value, 14,000 shares                                    (14,000)                (14,000)
Unearned compensation under employment contracts                             (257,274)               (321,568)
                                                                       --------------          --------------
Total stockholders' equity                                                 90,496,198              76,944,647
                                                                        -------------           -------------
      Total liabilities and stockholders' equity                         $768,019,324            $486,431,251
                                                                         ============            ============


         The accompanying notes are an integral part of this statement.

                    FIRST FINANCIAL CARIBBEAN CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                       Year ended December 31,
                                                                       -----------------------
                                                             1994                1993               1992
                                                             ----                ----               ----
Revenues:
   Mortgage loan sales and fees                           $10,572,734         $35,230,405        $24,559,391
   Servicing income                                        11,447,772           8,627,024          7,163,354
   Interest income                                         46,507,972          23,774,659         16,983,192
   Gain on sale of servicing rights                         3,003,459           2,378,000            934,697
   Other income                                               510,705             218,123            162,975
                                                          -----------        ------------       ------------
                                                           72,042,642          70,228,211         49,803,609
                                                          -----------         -----------        -----------
Expenses:
   Interest                                                23,251,898           9,710,091          9,269,798
   Employee cost                                            6,000,632           7,194,699          8,788,742
   Taxes, other than payroll and income taxes               1,480,785             768,048            844,990
   Maintenance                                                712,627             615,503            413,528
   Advertising                                              4,205,312           4,620,177          2,706,060
   Professional services                                    3,658,557           3,611,639          2,306,172
   Telephone                                                2,076,049           1,719,687          1,219,857
   Rent                                                     2,674,812           1,444,866            816,215
   Other                                                    9,236,858           9,622,256          7,022,331
                                                          -----------         -----------        -----------
                                                           53,297,530          39,306,966         33,387,693
                                                          -----------         -----------        -----------
Income before income taxes and cumulative effect
 of change in accounting principle                         18,745,112          30,921,245         16,415,916
Income taxes:
 Current                                                    2,092,696           7,141,681          3,371,097
 Deferred                                                     436,899           2,460,000            --
                                                          -----------        ------------       ------------
                                                            2,529,595           9,601,681          3,371,097
                                                          -----------        ------------       ------------
Income before cumulative effect of change in
 accounting principle                                      16,215,517          21,319,564         13,044,819
Cumulative effect of change in accounting
 principle- adoption of SFAS 115, net of deferred
 income taxes of $880,000                                   1,215,000             -                 -
                                                           ----------        ------------       -----------
        Net income                                         17,430,517          21,319,564         13,044,819
Retained earnings at beginning  of year                    53,219,178          35,041,903         24,179,049
   Less cash dividends:
     Convertible preferred stock $1.05
      per share                                               325,045             496,948            538,547
     Common stock $.52 per share (1993 -
      $.40; 1992 - $.30 per share)                          3,618,215           2,645,341          1,643,418
                                                          -----------        ------------        -----------
Retained earnings at end of year                          $66,706,435         $53,219,178        $35,041,903
                                                          ===========         ===========        ===========
Earnings per share:
   Primary:
     Income before cumulative effect of change in
      accounting principle                                      $2.29               $3.15              $2.35
     Cumulative effect of change in accounting principle          .17                -                 -
                                                               ------             -------            -------
        Net income                                              $2.46               $3.15              $2.35
                                                                =====               =====              =====
   Fully diluted:
     Income before cumulative effect of change in
      accounting principle                                      $2.14               $2.81              $2.06
     Cumulative effect of change in accounting principle          .16                 -                 -
                                                                -----             -------            -------
        Net income                                              $2.30               $2.81              $2.06
                                                                =====               =====              =====

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

               CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL STOCK




                                       Preferred         Common             Paid-in            Treasury
                                        stock             stock             capital             stock
                                        -----             -----             -------             -----
Balance at December 31,
 1991                                  $513,572          $2,591,910        $ 9,253,843         ($26,050)
Shares issued on November 5,
 1992                                                       690,000         10,637,999          -
Shares converted                         (2,677)              2,677           -                 -
Shares issued under restricted
 stock plan                               -                -                   366,713           19,050
                                   ------------       -------------       ------------         --------

Balance at December 31,
 1992                                   510,895           3,284,587         20,258,555           (7,000)

Stock split on
 December 10, 1993                      -                 3,381,069         (3,374,069)          (7,000)

Shares converted                        (96,482)             96,482           -                 -
                                      ---------         -----------    ---------------      -----------

Balance at December 31,
 1993                                   414,413           6,762,138         16,884,486          (14,000)

Shares converted                       (210,084)            420,168           (210,084)           -
                                      ---------          ----------       ------------       ----------

Balance at December 31,
 1994                                  $204,329          $7,182,306        $16,674,402         ($14,000)
                                       ========          ==========        ===========         ========


         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Year ended December 31,
                                                                                          -----------------------
                                                                                  1994              1993             1992
                                                                                   ----              ----             ----
Cash flows from operating activities:
  Net income                                                                   $17,430,517      $ 21,319,564      $13,044,819
                                                                               -----------      ------------      -----------
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                                1,533,750           698,300          519,308
    Amortization of excess servicing fees receivable                               566,668           160,785           28,000
    Amortization of cost in excess of fair value of net  assets
     acquired                                                                      358,097           255,476          247,077
    Amortization of purchased mortgage servicing rights                            730,059           492,000          506,000
    Gain on sale of servicing rights                                            (3,003,459)       (2,378,000)        (934,697)
    Cumulative effect of change in accounting principle                         (1,215,000)          -                -
    Allowances for losses                                                          299,523         1,012,500          715,055
    Origination and purchases of mortgage loans held for sale                 (797,582,000)   (1,432,448,000)    (693,723,000)
    Principal repayments and sales of mortgage
     loans held for sale                                                       216,918,548       620,387,650      428,834,495
    Purchases of mortgage-backed securities held for trading                  (265,025,000)     (182,883,000)    (127,706,000)
    Principal repayments and sales of mortgage-backed
     securities held for trading                                               653,479,000       860,471,000      345,758,000
    Increase in accrued interest receivable                                     (3,853,140)          (18,979)        (527,399)
    Increase in loans payable                                                   89,967,262        98,215,950       31,534,057
    Increase (decrease) in interest payable                                        788,079          (149,082)          77,917
    Increase (decrease) in securities sold under agreements to
     repurchase                                                                160,530,375        14,444,412       (4,193,527)
    (Decrease) increase in accounts payable and other liabilities              (21,838,018)        3,480,563       12,892,958
    (Decrease) increase in income tax payable                                   (1,177,206)        3,365,157       (2,006,518)
    Deferred tax provision                                                         436,899         2,460,000          -
    Amortization of unearned compensation under employment
     contracts                                                                      64,294           299,952          235,756
                                                                             -------------     -------------      -----------
        Total adjustments                                                       31,978,731       (12,133,316)      (7,742,518)
                                                                              ------------      ------------      -----------
        Net cash provided by operating activities                               49,409,248         9,186,248        5,302,301
                                                                              ------------     -------------      -----------
Cash flows from investing activities:
  Redemption (purchase) of certificates of deposit                                 -               2,500,000       (2,500,000)
  Purchases of mortgage-backed securities and  investments
   held to maturity                                                            (61,789,000)       (6,127,850)         -
  Principal repayments of mortgage-backed securities
   and investments held to maturity                                                799,896           -                -
  Originations of loans receivables                                            (26,252,000)          -                -
  Principal repayments of loans receivable                                         836,792           756,275          -
  Decrease in mortgage notes receivable                                            -               6,763,184       16,635,365
  Decrease (increase) in accounts receivable and mortgage
   servicing advances                                                            8,112,720          (958,587)      (6,682,023)
  Additions to excess servicing fees receivable                                 (5,859,312)       (3,103,139)        (549,591)
  Purchase of property, leasehold improvements and equipment                    (3,229,537)       (2,981,977)        (990,888)
  Payments of contingent purchase price of subsidiary                             (430,929)         (985,900)        (450,497)
  Proceeds from disposal of real estate held for sale                            3,163,069         4,363,585        6,219,250
  Acquisition of real estate held for sale                                      (2,350,675)       (3,699,118)      (4,955,184)
  Mortgage servicing rights acquired                                              (581,130)          (14,943)        (251,091)
  Proceeds from sale of servicing rights                                         3,306,286         2,378,000          934,697
  Cash resulting from acquisition of Doral Federal
   Savings Bank, net of purchase price                                             -                 227,000          -
  (Increase) decrease in prepaid and other assets                                 (591,019)          166,963         (447,670)
                                                                               -----------      ------------      -----------
        Net cash (used) provided by investing activities                       (84,864,839)         (716,507)       6,962,368
                                                                               -----------      ------------      -----------

                                  (Continued)
         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                                                           Year ended December 31,
                                                                           -----------------------

                                                                  1994            1993               1992
                                                                  ----            ----               ----
Cash flows from (used by ) financing activities:
  Increase in deposits taken                                  $40,020,265      $18,141,846
  Decrease in loans payable related to mortgage notes
   receivable                                                     -             (3,845,899)     ($10,708,935)
  Proceeds from issuance of common and preferred stock, net                                       11,327,999
  Repayment of advances from Federal Home Loan Bank            (2,012,134)      (1,003,621)
  Dividends declared and paid                                  (3,943,260)      (3,142,289)       (2,181,965)
                                                              -----------      -----------       -----------
    Net cash provided (used) by financing activities           34,064,871       10,150,037        (1,562,901)
                                                              -----------      -----------       -----------
Net (decrease) increase in cash and cash equivalents           (1,390,720)      18,619,778        10,701,768
Cash and cash equivalents at beginning of year                 37,306,845       18,687,067         7,985,299
                                                              -----------      -----------       -----------
Cash and cash equivalents at end of year                      $35,916,125      $37,306,845       $18,687,067
                                                              ===========      ===========       ===========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Noncash financing activities-conversion of preferred
   stock                                                      $ 2,100,840      $   964,820       $    26,770
                                                              ===========      ===========       -----------

On September 10, 1993, the Company acquired all of the outstanding capital stock of Doral Federal Savings Bank
 (formerly Catano Federal Savings Bank) for $1,200,000
 (including transaction costs). In conjunction with the acquisition, liabilities were assumed as follows:

  Fair value of assets acquired                                                $13,073,000
  Cash paid                                                                      1,200,000
                                                                               -----------

  Liabilities assumed                                                          $11,873,000
                                                                               ===========

Supplemental Cash Flow Information:
  Cash used to pay interest                                   $22,460,000      $ 9,561,000       $ 9,191,000
                                                              ===========      ===========       ===========

  Cash used to pay income taxes                               $ 3,260,000      $ 3,780,000       $ 5,370,000
                                                              ===========      ===========       ===========





         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - REPORTING ENTITY:

The consolidated financial statements include the accounts of First Financial Caribbean Corporation and its wholly-owned subsidiaries ("FFCC" or the "Company"), Doral Mortgage Corporation ("Doral"), RSC Corp. ("RSC"), Centro Hipotecario, Inc. and Doral Federal Savings Bank ("Doral Federal"). All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 10, 1993, the Company acquired all of the outstanding common stock of Doral Federal Savings Bank (formerly Catano Federal Savings Bank) at a price of approximately $1,200,000, including transaction expenses. This acquisition was accounted for using the purchase method of accounting. The acquisition cost plus direct costs of the merger were allocated to the individual assets acquired and liabilities assumed based on their fair values. The excess of acquisition cost over the fair values of assets acquired and liabilities assumed amounting to approximately $271,000 was recorded as goodwill and is being amortized over a ten-year period. The consolidated statements of income and retained earnings for the year ended December 31, 1993 includes the results of operations of Doral Federal since the date of the acquisition.

Proforma results of operations for 1993 and 1992 as though the acquisition had been made at the beginning of such periods are substantially similar to actual results of operations for the periods and therefore are not presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

The Company is primarily engaged in the origination, purchase and sale of FHA, VA and conventional first and second mortgage loans and in providing and/or arranging for interim financing for the construction of residences and other types of real estate developments in Puerto Rico and Florida. The Company, in combination with its subsidiaries, services FHA insured, VA guaranteed and conventional mortgage loans pooled for issuance of Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) backed securities and collaterized mortgage obligations certificates issued by grantor trusts established by the Company (CMO Certificates). Doral Federal is a federal savings bank that operates through two branches located in Puerto Rico.

The following summarizes the more significant accounting policies used by the Company.

Accounting for Certain Investments In Debt and Equity Securities

In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). This statement requires the Company to classify and account for investments on equity securities that have readily determinable fair values and all investments in debt securities as follows:

   - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

   - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Mortgage-backed securities held for sale in conjunction with mortgage banking activities must be classified as trading securities.

   - Debt and equity securities not classified as either held-to-maturity or trading are classified as available- for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

The adoption of this standard resulted in the classification of approximately $132 million in mortgage-backed securities as trading securities and the recognition of a gross unrealized gain of approximately $2.5 million as of January 1, 1994 ($1,215,000 net of approximately $880,000 in taxes and approximately $405,000 of related expenses). This unrealized gain is shown in the Consolidated Statement of Income and Retained Earnings under the caption "Cumulative Effect of Change in Accounting Principle - Adoption of SFAS 115." Unrealized gains and losses on holdings of trading securities after January 1, 1994, are included in earnings as a component of mortgage loan sales and fees.

         Mortgage-backed securities, held for trading in 1994 and for sale in
1993

         Mortgage-backed securities held for trading are recorded at fair value. Changes in fair value are recorded currently in income since the adoption of FAS 115. Prior to the adoption of FAS 115, these securities were held for sale and therefore carried at the lower of cost or market.

         Mortgage-backed securities and investments held to maturity

         Mortgage-backed securities and investments held to maturity are recorded at amortized cost.

         Mortgage loans held for sale

         Mortgage loans held for sale are recorded at the lower of cost or market computed on an aggregate portfolio basis.

Loans receivable

Loans receivable are held by Doral Federal principally for investment purposes. These consist of residential first and second mortgages, commercial and consumer loans with maturity dates ranging from one to twenty years.

Loans receivable are presented at the unpaid balance, less unearned interest and allowance for loan losses. Unearned interest on commercial and consumer loans is amortized using a method which results in a uniform level rate of return on the principal amounts outstanding.

Allowances for losses

Allowances for losses provide for estimated losses on mortgage loans held for sale, loans receivable, accounts receivable and real estate held for sale based upon a review of the loan portfolio, loss experience, economic conditions and other pertinent factors.

The Company estimates the fair value of the retained recourse obligation of loan sold with recourse at the time the loans are sold. Ordinarily the amounts involved are minimal insofar as the recourse obligations are met by substituting loans which the Company has generally been able to rehabilitate and resell for at least their carrying amount. Accordingly, a reserve for possible losses arising from recourse obligations has not been deemed necessary.

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

Sale of securities with put arrangements

From time to time the Company may sell mortgage-backed securities and mortgage loans with put arrangements. In these arrangements the Company grants the buyer a put option that allow the buyer to sell the securities back to the Company at a negotiated price in the future. The accounting for these transactions (as borrowing or sale) is based on an assessment of the probability that the put option will be exercised. If on the transaction date, management determines that it is probable that the put option will be exercised, the transaction is accounted for as a borrowing. If it is not judged probable that the put option will be exercised, the transaction is accounted for as a sale.

The premium collected on such put and any gain on the mortgage loans sold are deferred until the negotiated net option period expires. When a transaction is initially recorded as a sale but exercise of the put option later becomes probable, the Company accrues any losses expected upon the exercise of the put option and periodically adjusts the estimated loss accrual.

Interest rate risk management

The Company has various mechanisms to reduce its exposure to interest rate fluctuations, as they affect the values of the portfolio holdings and the prices of newly generated loans, loans to be originated and sales with put options.

The Company enters into financial derivatives such as options on futures contracts designated as hedges which are marked to market on a monthly basis. Changes in the market value of future contracts that qualify as hedges of existing assets or liabilities are recognized as an adjustment of the carrying amount of the hedged items. Gains and losses related to contracts that are effective hedges are deferred to be recognized in income in the same period as gains and losses on the hedged item.

Loan servicing

The Company pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities. Also, conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates. Mortgages included in the resulting GNMA, FNMA and FHLMC pools, CMO certificates and certain pools of conventional loans sold to investors are serviced by the Company. The Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 1994, accounts receivable include advances to investors of approximately $3,100,000 (1993 - $2,800,000). The Company is also required to foreclose on loans in the event of default by the mortgagor, and to make full payment on foreclosed loans. No asset or liability is recorded in the books of account of the Company for mortgages serviced, except for acquired servicing rights. Mortgage loan servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.

Sales of servicing rights

The Company recognizes gain or loss on the sale of servicing rights when the sales contract is executed, all regulatory related approvals are obtained and the title and all risks and rewards of ownership have been irrevocably transferred to the buyer.

Excess servicing fees receivable

The Company sells substantially all of the mortgage loans it produces (other than those originated by Doral Federal) and retains the servicing rights thereto. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the related contractual service fee. Gains and losses on sales of such loans are adjusted to reflect as income or loss servicing fees that vary from normal servicing fee rates set by federally approved secondary market makers. Accordingly, the Company has recorded, as excess servicing fees receivable, amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated lives of the loans and using long-term interest rates that reflect the risks of the assets. The adjustment results in a receivable that is realized through receipt of the excess service fee over time. The Company evaluates periodically the net realizable value of its excess servicing fees receivable based on the present value of the estimated remaining future excess servicing fees revenue, using the same discount rate utilized to calculate the original excess servicing fees receivable asset. Any impairment in the value of the excess servicing fees receivable due to actual and anticipatory prepayment experience, is recognized currently as a reduction of excess servicing fees receivable. The resulting excess servicing fees receivable is amortized over the estimated life using a method approximating the level-yield method. This amortization is recorded as a reduction of servicing income.

Purchased mortgage servicing rights

Purchased mortgage servicing rights are initially recorded at the lower of cost or present value of estimated future net servicing income stream. The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Amortization is adjusted prospectively to reflect changes in prepayment experience. Any unamortized balance related to rights sold is charged to income at time of sale.

Purchased mortgage servicing rights are analyzed quarterly by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool-by-pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value of the purchased mortgage servicing rights (determined based on estimated future net cash flows discounted at current rates) will be less than their carrying amounts, an impairment is recognized by charging such excess to income.

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

Income taxes

In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. A valuation allowance is recognized for any deferred tax asset for which, based on management's evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The initial application of this standard had no effect because there were no significant temporary differences at January 1, 1993.

Accounting for Impairment of a Loan

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

The Company does not expect the adoption of this statement to have a material effect on the results of its operations or its financial condition.

Accounting for Mortgage Servicing Rights and Excess Servicing
Receivables and for Securitization of Mortgage Loans

In June 1994, the Financial Accounting Standards Board (the "Board") issued an exposure draft that will change the accounting for servicing rights related to loans originated by an entity. These rights are not presently recognized in the financial statements. The Board concluded in this exposure draft, among other things, that an entity that services mortgage loans for others in return for a fee should recognize those servicing rights as assets, however acquired. The Board has indicated that it plans to issue a final statement in the second quarter of 1995.

Management believes that initially the proposed changes will have a positive effect on the Company's results of operations and financial condition. However, as a final statement has not yet been issued, disclosure of monetary nature is not considered necessary.

Statement of cash flows

Cash and cash equivalents include cash in banks and certificates of deposit (1994 - $330,000 and 1993 - $1,800,000) and other highly liquid securities with an original maturity of three months or less.

At December 31, 1994, other highly liquid securities include $9,820,659 of securities purchased under agreements to resell as follows:

                                                    Amount                          Maturity
                                                    ------                          --------
Lehman Brothers Puerto Rico, Inc.                   $4,903,008                     January 3, 1995
Merrill Lynch Government Securities
 of Puerto Rico, Inc.                                4,917,651                     January 3, 1995
                                                    ----------
                                                    $9,820,659
                                                    ==========

Earnings per share

Primary net income per share is determined by dividing net income, after deducting preferred stock dividends, by the weighted average number of common stock outstanding considering the dilutive effect of restricted stock awards.

Fully diluted net income per share has been computed based on the assumption that all of the convertible preferred stock are converted into common stock.

On October 25, 1993 the Company declared a two for one stock split on its shares of common stock outstanding. The stock split was effected in the form of a stock dividend of one additional share of common stock for each share of common stock held on record date of November 22,1993. As a result, a total of 3,381,069 shares of common stock were issued on December 10, 1993. Also as a result of the stock split referred to above, each outstanding share of the Company's Series A Preferred Stock is convertible into two shares of common stock at a conversion price of $5 per share.

The number of shares of common stock used for computing the primary and fully diluted earnings per share was as follows:

                                             1994                1993               1992
                                             ----                ----               ----
             Primary                        6,942,734           6,614,854           5,321,600
             Fully diluted                  7,576,964           7,576,964           6,347,392


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

Other

Certain amounts reflected in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the presentation for 1994.

NOTE 3 - COST IN EXCESS OF FAIR VALUE
             OF NET ASSETS ACQUIRED:

Doral and RSC were acquired in December 1986, these transactions were accounted for by the purchase method of accounting resulting in $1,620,000 of cost in excess of the fair value of net assets acquired. Subsequent contingent payments under the purchase agreements are accounted for as additional cost over the fair value of assets acquired. The amount of such pay-outs are determined based on a percentage ranging from 1/16% to 1/4% of the aggregate principal amount of mortgage loans closed. The deferred pay-out portion has been discounted using an imputed interest rate of 8%.

The changes in cost in excess of fair value of net assets acquired are shown below:

                                                                     Year ended December 31,
                                                                     -----------------------
                                                      1994                     1993                 1992
                                                      ----                     ----                 ----
     Balance at  beginning of
      period                                         $6,536,570              $5,535,146           $5,331,726

     Contingent payments under
      Doral purchase agreement                          430,929                 985,900              450,497

     Acquisition of Doral Federal
      Savings Bank                                       -                      271,000               -

     Amortization expense                              (358,097)               (255,476)            (247,077)

                                                     ----------              ----------           ----------

     Balance at end of period                        $6,609,402              $6,536,570           $5,535,146
                                                     ==========              ==========           ==========

Total accumulated amortization relating to cost in excess of fair value of net assets acquired amounted to $2,975,502, $2,617,405 and $2,361,929 at December 31, 1994, 1993 and 1992, respectively.

NOTE 4 - REGULATORY REQUIREMENTS:
The Company is a U.S. Department of Housing and Urban Development (HUD) approved, non-supervised mortgagee and must maintain an excess of current assets over current liabilities and a minimum net worth, as defined by the
various regulatory agencies.   The Company is also required to maintain
fidelity bonds and errors and omissions insurance coverages based on the balance of its servicing portfolio.

As a result of the acquisition of Doral Federal, the Company became legally a savings and loan holding company ("SLHC") subject to the restrictions and requirements of the Home Owners' Loan Act of 1933, as amended (the "HOLA"). As a SLHC, the Company was required to register with the Director of the Office of Thrift Supervision (the "OTS") and is subject to various requirements of the HOLA, including examination, supervision and reporting requirements. Federal law and OTS regulations place certain limits on the types of activities in which a SLHC and its subsidiaries may engage. However, in general, these activity restrictions do not apply to a holding company that controls only one savings and loan association, provided such association meets the "qualified thrift lender" test which generally requires the association to have 65% of its portfolio assets in "qualified thrift investments." For Puerto Rico based institutions, these investments include, among other things, home mortgages, mortgage-backed securities, and personal loans. Doral Federal is also subject to certain regulatory capital requirements. The Company has complied with these regulatory requirements.

NOTE 5 - MORTGAGE LOANS HELD FOR SALE:

Mortgage loans held for sale consist of:

                                                                             December 31,
                                                                             ------------
                                                                   1994                       1993
                                                                   ----                       ----
Mortgage Loans:
  Conventional loans                                              $194,208,574              $161,239,636
  FHA/VA loans                                                      60,275,811                93,541,434
  Construction and commercial loans                                  9,288,998                 7,734,456
                                                                  ------------              ------------
                                                                  $263,773,383              $262,515,526
                                                                  ============              ============

At December 31, 1994, the aggregate amortized cost and approximate market value of these loans are as follows:

        Amortized          Gross unrealized              Gross unrealized            Approximate
          cost                holding gains                 holding losses           market value
          ----                -------------                 --------------           ------------
        $263,773,383              $2,548,760                  ($1,669,790)               $264,652,353
        ============              ==========                  ============               ============

Proceeds from sales of mortgage loans held for sale and mortgage-backed securities held for trading during 1994 were approximately $774,313,000 (1993 - $1,656,000,000). Gross gains of $56,010,000 (1993 - $49,882,000) and gross losses of $41,452,000 (1993 - $14,652,000) were realized on those sales.

At December 31, 1994, construction and commercial loans include approximately $4,260,000 in which the accrual of interest income has been discontinued. This amount includes approximately $2,900,000 (plus accrued interest) of loans which the Company is contractually entitled to transfer to a non-related financial institution on a non-recourse basis. If these loans had been accruing interest, the additional interest income realized would have been approximately $230,000.

NOTE 6 - MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

Mortgage-backed securities held for trading consist of:

                                                                               December 31,
                                                                               ------------
                                                                    1994                       1993
                                                                    ----                       ----
Mortgage-backed securities:
   CMO certificates                                               $158,252,188              $ 53,267,904
   GNMA                                                            152,494,112                48,652,131
   FHLMC                                                             7,217,040                23,442,533
   FNMA                                                              1,240,234                   353,411
                                                                  ------------              ------------

                                                                  $319,203,574              $125,715,979
                                                                  ============              ============

CMO certificates include the following:

                                                                               December 31,
                                                                               ------------
                                                                    1994                      1993
                                                                    ----                      ----
Certificates of other issuers                                     $137,824,467               $39,769,904

Residual certificates, CMO's
established by the Company                                           9,355,934                 9,448,000

Subordinated certificates, CMO's
 established by the Company                                         11,071,787                 4,050,000
                                                                  ------------               -----------

                                                                  $158,252,188               $53,267,904
                                                                  ============               ===========

At December 31, 1994, CMO certificates include approximately $16,251,000 of interest only certificates.

Net unrealized holding losses on trading securities included in earnings at December 31, 1994 include the following:

         Unrealized holding losses included in
          mortgage loan sales and fees                         ($3,985,000)

         Unrealized holding gains presented as
          Cumulative Effect of Change in
          Accounting Principle                                   2,500,000
                                                               -----------

         Net unrealized holding losses                         ($1,485,000)
                                                               ===========

NOTE 7:  MORTGAGE-BACKED SECURITIES AND INVESTMENTS HELD TO MATURITY:

Mortgage-backed securities and investments held to maturity consist of:

                                                                       December 31,
                                                                       ------------
                                                            1994                           1993
                                                            ----                           ----
                                                  Amortized          Fair        Amortized          Fair
                                                    cost             Value          cost            Value
                                                    ----             -----          ----            -----
Mortgage backed securities:
  CMO certificates of other issuers               $42,052,074     $42,175,115         -               -
  FHLMC                                             4,600,372       4,469,976     $2,958,750      $2,914,000
  FNMA                                              7,747,202       7,308,743      3,169,100       3,160,000
Debt securities:
  Federal Home Loan Bank Notes                      9,972,150       9,712,450         -               -
  U.S. Treasury Notes                               1,984,296       1,949,360         -               -
Other investments:
  FHLB stock at cost                                  715,000         715,000
  Mortgage notes receivables                          448,332         448,332        402,472         402,472
                                                  -----------     -----------     ----------      ----------
                                                  $67,519,426     $66,778,976     $6,530,322      $6,476,472
                                                  ===========     ===========     ==========      ==========

Management has the intent to hold these securities and believes it has the ability to hold them to maturity by obtaining continuing financing under its existing credit facilities. In addition, part of the above securities are held by Doral Federal and the maturities of these have generally been matched against the subsidiary's deposits.

At December 31, 1994, CMO certificates include approximately $4,943,000 of interest only certificates.

Contractual maturities of mortgage-backed securities and investments held to maturity at December 31, 1994 are as follows:

                                                                             MBS               Debt securities
                                                                             ---               ---------------
After 1 year through five years                                           $24,625,724            $12,404,778
After 5 years through 10 years                                             17,426,350              -
After 10 years                                                             12,347,574              -
                                                                          -----------            -----------
                                                                          $54,399,648            $12,404,778
                                                                          ===========            ===========

Amount due within one year is not significant.

Aggregate gross unrealized holding gains and losses are as follows:
                                                                    December 31,

                                                         1994            1993            1994           1993
                                                         ----            ----            ----           ----
                                                                  MBS                      Debt securities
                                                                  ----                     ---------------
Gross unrealized holding gains                           $397,026          -                -             -
                                                         ========         =======         ========    =========

Gross unrealized holding losses                          $842,839         $53,850         $294,637        -
                                                         ========         =======         ========    =========

NOTE 8 - LOANS RECEIVABLE:

Loans receivable consist of:

                                                                           1994               1993
                                                                           ----               ----
Construction loans                                                       $ 1,060,528         $  178,856
Residential mortgage loans                                                23,292,969          6,439,390
Commercial real estate                                                     2,044,120            576,181
Consumer - Secured by mortgage                                             6,283,092           -
Consumer - other                                                           1,008,704          1,442,252
Loans on savings deposits                                                    956,212            710,931
Commercial                                                                   392,940            440,104
Leases                                                                        27,727            127,083
Land secured                                                                 183,896            -
                                                                         -----------         ----------

      Gross loans                                                         35,250,188          9,914,797
                                                                         -----------         ----------

Less:
  Unearned interest and deferred loan fees                                  ( 13,204)          (119,344)
  Reserve for loan losses                                                   (428,046)          (234,200)
                                                                         -----------         ----------

                                                                            (441,250)          (353,544)
                                                                         -----------         ----------

      Total loans                                                        $34,808,938         $9,561,253
                                                                         ===========         ==========

As of December 31, 1994, Doral Federal has loans amounting to approximately $459,000 in which the accrual of interest income had been discontinued. If these loans had been accruing interest, the additional interest income realized would have been approximately $57,000.

Doral Federal originates adjustable and fixed interest rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to various market indexes. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Federal pays on the short-term deposits that have primarily funded these loans. At December 31, 1994 the composition of loans receivable was as follows:

                    Fixed rates                                             Adjustable rates
                    -----------                                             ----------------
     Term to                          Book                       Term to date  of                 Book
     maturity                         value                       rate adjustment                value
     --------                         -----                       ---------------                -----
1 month - 1 year                    $   853,895                  1 month - 1 year                $2,996,441
1 year - 3 years                      1,333,774                  Non-performing                     251,519
                                                                                                 ----------
3 years - 5 years                     2,963,533
5 years - 10 years                    7,597,972                                                  $3,247,960
                                                                                                 ==========
10 years - 20 years                  10,511,433
Over 20 years                         8,093,279
Non-performing                          207,092
                                    -----------
                                    $31,560,978
                                    ===========

NOTE 9 - ALLOWANCES FOR LOSSES:
The changes in the allowances for losses were as follows:

                                                                Year ended December 31,
                                                                -----------------------
                                                       1994                  1993               1992
                                                       ----                  ----               ----
Accounts receivable and mortgage
 servicing advances:
   Balance at beginning of period                      $1,446,563           $1,283,925         $1,051,425
   Provision for losses                                   132,000              889,500            315,055
   Losses charged to the allowance                        (14,862)            (726,862)           (82,555)
                                                       ----------           ----------         ----------
   Balance at end of period                            $1,563,701           $1,446,563         $1,283,925
                                                       ==========           ==========         ==========
Real estate held for sale:
   Balance at beginning of period                        $525,000             $400,000        $    -
   Provision for losses                                   -                    100,000            400,000
   Losses charged to the allowance                       (168,965)             -                   -
   Other                                                  -                     25,000             -
                                                       ----------           ----------         ----------
   Balance at end of period                            $  356,035           $  525,000         $  400,000
                                                       ==========           ==========         ==========
Reserve for bank loan losses:
   Balance at beginning of period                      $  234,200             $516,200
   Provision for loan losses                              167,523               23,000
   Recoveries                                              26,323              -
   Losses charged to the allowance                         -                  (305,000)
                                                       ----------           ----------
   Balance at end of period                            $  428,046           $  234,200
                                                       ==========           ==========

NOTE 10 - EXCESS SERVICING FEES RECEIVABLE:

The changes in excess servicing fees receivable are shown below:

                                                                            Year ended December 31,
                                                                            -----------------------

                                                                    1994            1993             1992
                                                                    ----            ----             ----
Balance at beginning of period                                    $3,463,945       $  521,591      $   -

Additions                                                           5,859,312        3,103,139       549,591
  Amortization
    Scheduled                                                       (566,668 )       (160,785 )      (28,000)
    Unscheduled                                                      -                 -              -
                                                                  ----------       ----------      ---------

Balance at end of period                                          $8,756,589       $3,463,945      $ 521,591
                                                                  ----------       ==========      =========

No write-down of excess servicing fees receivable was required during any of the above periods.

NOTE 11 - PROPERTY, LEASEHOLD IMPROVEMENTS
             AND EQUIPMENT:

Property, leasehold improvements and equipment consist of:

                                                                              December 31,
                                                                              ------------
                                                                       1994                    1993
                                                                       ----                    ----
Office furniture and equipment                                       $ 5,984,310             $ 4,316,131
Leasehold improvements                                                 4,243,689               2,953,177
Automobiles                                                              287,211                 334,912
Real estate under rental agreements                                       73,660                  73,660
Office building                                                          406,815                 398,695
                                                                     -----------             -----------
                                                                      10,995,685               8,076,575
  Less - Accumulated depreciation
   and amortization                                                   (3,528,705)             (2,448,353)
                                                                     ------------            -----------
                                                                       7,466,980               5,628,222
Construction in progress related to
 leasehold improvements                                                -                         142,971
                                                                     -----------             -----------
                                                                     $ 7,466,980             $ 5,771,193
                                                                     ===========             ===========

NOTE 12 - PURCHASED MORTGAGE SERVICING RIGHTS:

The changes in purchased mortgage servicing rights are shown below:

                                                                           Year ended December 31,
                                                                           -----------------------

                                                                    1994             1993          1992
                                                                    ----             ----          ----
Balance at beginning of period                                    $3,994,788       $4,416,955     $4,671,864

Capitalization of rights on loans purchased                          581,130           69,833        251,091
Rights sold                                                         (302,827)         -             -
Impairments                                                           -               -             -
Amortizations:
  Scheduled                                                         (730,059)        (492,000)      (506,000)
  Unscheduled                                                         -                -              -
                                                                  ----------       ----------     ----------
Balance at end of period                                          $3,543,032       $3,994,788     $4,416,955
                                                                  ==========       ==========     ==========

Acquisitions in 1993 includes $54,980 of servicing rights related to the acquisition of Doral Federal. The Company's servicing portfolio amounted to approximately $2,644,000,000 and $2,375,000,000 at December 31, 1994 and 1993,
respectively, including $112,000,000 and $164,000,000 respectively, of loans sold with recourse which are not government guaranteed or insured.

During the years ended December 31, 1994, 1993 and 1992, the Company sold rights to service loans, amounting to approximately $202,000,000, $198,700,000 and $53,400,000, respectively. No servicing rights were purchased in 1994, 1993 and 1992.

NOTE 13 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:
Accounts payable and other liabilities consist of the following:

                                                                              December 31,
                                                                              ------------
                                                                      1994                     1993
                                                                      ----                     ----
Amounts retained on mortgage loans,
 generally paid within 5 days                                       $ 3,044,286               $11,723,787
Customer mortgages and closing
 expenses payable                                                     1,235,655                 5,351,719
Deferred compensation plan                                            2,416,948                 2,663,722
Incentive compensation payable                                        3,302,446                 7,472,221
Accrued expenses and other payables                                   7,793,309                11,190,134
                                                                    -----------               -----------
                                                                    $17,792,644               $38,401,583
                                                                    ===========               ===========

NOTE 14 - LOANS PAYABLE:
At December 31, 1994 and 1993, the Company had several mortgage warehousing lines of credit and gestation or presale facilities totalling $367,000,000 and $257,500,000, respectively. Advances under these facilities are secured by loans held for inclusion in GNMA, FNMA and FHLMC pools or for sale to financial investors. Loans payable consist of the following:

                                                                                December 31,
                                                                                ------------
                                                                        1994                    1993
                                                                        ----                    ----
Loans payable resulting from use
of warehousing lines of credit
and gestation or presale facilities.
At various variable rates averaging 7.17%
and 4.60% at December 31, 1994
and 1993, respectively, and
other financing arrangements.                                           $265,705,957            $192,615,644

Demand note payable at 10% interest, interest
due monthly, collateralized by CMO certificates.                           3,250,000                 -

Unsecured medium term notes, payable
at interest rates ranging from 11.23% to
13.63%, final payment dates ranging from
May 31, 1995 to December 31, 1996.                                         3,170,000                 -

Due to Bank, collateralized by stockholder's
assets with approximate market value of
$4,900,000, at 5.90% interest rate and due on
December 8, 1995.                                                          4,540,000                  -

Unsecured notes payable at 9% interest rate,
final payment dates ranging from August 1996
to September 1998.                                                         6,095,480                  -

Note payable to bank.                                                       -                        178,531
                                                                        ------------            ------------

                                                                        $282,761,437            $192,794,175
                                                                        ============            ============

Maximum borrowings outstanding at any month-end during 1994 and 1993 were $283,000,000 and $227,000,000, respectively. The approximate average outstanding borrowings during the periods were $149,000,000 and $198,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis, was 5.7% in 1994 and 4.2% in 1993.

In December 1994 the Company completed a private placement of medium term notes amounting to $3,170,000 with varying maturities ranging from six months to two years. These notes were offered exclusively to residents of Puerto Rico in a private placement that was exempt from the registration requirements under the Securities Act of 1933, as amended. The notes are unsecured.

The existing warehousing credit facilities require the Company to maintain certain capital ratios and to comply with other requirements. At December 31, 1994, the Company was in compliance with these requirements.

At December 31, 1994 the scheduled aggregate annual maturities of loans payable were approximately as follows:

                           Year ending December 31,
                           ------------------------
                                 1995                                             $275,325,957
                                 1996                                                4,260,480
                                 1997                                                2,390,000
                                 1998                                                  785,000
                                                                                  ------------

                                                                                  $282,761,437
                                                                                  ============

NOTE 15 - SECURITIES SOLD UNDER
             AGREEMENTS TO REPURCHASE:

The Company sells mortgage-backed securities and mortgage loans under agreements to repurchase. At December 31, 1994 and 1993, the Company had several repurchase agreement lines of credit, totalling $560,000,000 and $215,000,000, respectively. At December 31, 1994 and 1993, the Company had a liability of $303,730,017 and $143,199,642, respectively, relating to such agreements at interest rates ranging from 3.77% to 6.75% in 1994 and 2.9% to 9.0% in 1993.

These agreements mature at various dates as follows:


December 31, 1994:

                                                                                          Approximate
                                                                                        market and book
                                                     Repurchase                       value of underlying
Type of security                                      liability                            securities
----------------                                      ---------                            ----------

  GNMA  (1)                                            $ 90,648,904                         $ 98,448,093
  FHLMC (1)                                               4,360,352                            4,995,961
  CMO Certificates (1)                                  144,785,836                          166,578,950
                                                       ------------                         ------------


                                                        239,795,092                          270,023,004
                                                       ------------                         ------------

  GNMA (2)                                                9,399,101                           10,461,432
  CMO Certificates (2)                                   14,662,910                           16,719,287
                                                       ------------                         ------------


                                                         24,062,011                           27,180,719
                                                       ------------                         ------------
  GNMA (6)                                               37,058,246                           42,735,912
  FHLMC (6)                                                 979,260                            1,240,234
  FNMA (6)                                                1,835,408                            2,221,079

                                                         39,872,914                           46,197,225
                                                      -------------                        -------------

                                                       $303,730,017                         $343,400,948
                                                       ============                         ============


Since January 1, 1994, the underlying securities are accounted for at market as required by FAS 115. Therefore, carrying amounts and market value are the same.

December 31, 1993:

                                                                                              Approximate
                                          Book value of                                       market value
                                            underlying              Repurchase                of underlying
  Type of security                          securities                liability                 securities
  ----------------                          ----------                ---------                 ----------
GNMA (1)                                    $ 14,628,596             $ 12,945,001               $ 14,865,127
FHLMC (1)                                     20,952,707               20,728,297                 20,719,930
CMO Certificates (1)                          18,737,511               21,574,579                 19,327,187
Conventional Loans (1)                        34,455,652               28,610,265                 34,455,652
                                            ------------             ------------              -------------
                                              88,774,466               83,858,142                 89,367,896
                                            ------------             ------------              -------------
CMO Certificates (2)                          16,027,450               15,700,000                 16,302,500
                                            ------------             ------------              -------------
CMO Certificates (4)                           5,054,379                3,120,480                  5,045,982
                                            ------------            -------------              -------------
CMO Certificates (5)                           1,048,182                  785,000                  1,037,700
                                            ------------            -------------              -------------
GNMA (6)                                      34,476,127               36,671,667                 35,796,639
FHLMC (6)                                      2,527,855                2,688,836                  2,543,110
FNMA (6)                                         353,035                  375,517                    359,507
                                           -------------            -------------              -------------

                                              37,357,017               39,736,020                 38,699,256
                                           -------------            -------------              -------------

                                            $148,261,494             $143,199,642               $150,453,334
                                            ============             ============               ============

(1) Term up to 30 days
(2) Term over 30 days to 90 days
(3) Term over 90 days to 1 year
(4) Term between 1 to 3 years
(5) Term between 3 to 5 years
(6) Term between 5 to 8 years

Maximum borrowings outstanding at any month-end during 1994 and 1993 under the agreements to repurchase were $353,000,000 and $152,000,000, respectively. The approximate average borrowings outstanding during the periods were $302,000,000 and $125,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis was 4.33% in 1994 and 3.34% in 1993.

At December 31, 1994, securities sold under agreements to repurchase are classified by dealer as follows:

                                                                                         Approximate
                                                                                         market value
                                                         Balance of                      of underlying
                                                         borrowing                        securities
                                                         ---------                        ----------
Lehman Brothers Puerto Rico, Inc.                          $114,351,089                     $132,262,320
CS First Boston (Puerto Rico), Inc.                         126,747,688                      140,394,656
PaineWebber, Inc. of Puerto Rico                             12,178,622                       14,508,969
Merrill Lynch Government Securities
 of Puerto Rico, SA                                          35,779,545                       39,456,075
Bear Stearns Securities Corp.                                10,493,073                       12,137,928
CS First Boston Corporation                                   4,180,000                        4,641,000
                                                          -------------                    -------------

    Total                                                  $303,730,017                     $343,400,948
                                                           ============                     ============

NOTE 16 - DEPOSIT ACCOUNTS:

At December 31, deposits and their weighted average interest rates are summarized as follows:

                                                       1994                                   1993
                                         ---------------------------          ---------------------------
                                        Amount                %                Amount               %
                                        ------                -                ------               -
Regular savings                        $ 5,621,092           2.99             $ 4,880,761           2.98
NOW accounts                             2,788,200           3.14               2,146,504           3.12
Non-interest bearing deposits           23,774,402             -               14,034,261             -
Certificates of deposit                 34,287,417           5.56               5,389,320           3.33
                                       -----------                            -----------
                                       $66,471,111           2.73             $26,450,846           1.59
                                       ===========                            ===========

At December 31, 1994 certificates of deposit over $100,000 in the aggregate amounted to $7,690,000. A summary of certificates of deposit by maturity as of December 31, 1994 follows:

                                                      1994                                  1993
                                                      ----                                  ----
         Within one year                             $10,591,820                          $5,249,618
         One to two years                              1,155,840                                  -
         Two to three years                           17,697,646                                  -
         Three to four years                             992,112                              45,000
         Four to five years                               34,202                              14,202
         Five years and thereafter                     3,815,797                              80,500
                                                    ------------                          ----------

                                                    $34,287,417                           $5,389,320
                                                    ============                          ==========

A summary of certificates of deposit by interest rate at December 31, 1994 follows:

                    Rate                                                        Amount
                    ----                                                        ------
             2.9% or less                                                     $    16,000
             From 3.00% to 3.99%                                                   47,497
             From 4.00% to 4.99%                                                9,720,574
             From 5.00% to 5.99%                                               14,258,235
             From 6.00% to 6.99%                                                5,818,772
             From 7.00% to 8.00%                                                4,426,339
                                                                              -----------

                   Total                                                      $34,287,417
                                                                              ===========

At December 31, 1994, Doral Federal has deposits from officers, directors, employees and major stockholders of the Company amounting to approximately $1,400,000 (1993 - $1,300,000).

The Company as a servicer of loans is required to maintain certain balances on behalf of the borrowers, called escrow funds. At December 31, 1994, escrow funds amounted to approximately $32,125,000 (1993 - $62,650,000), of which $21,132,000 were deposited with Doral Federal (1993 - $7,754,000). The remaining escrow funds, $10,993,000 (1993- $54,896,000), were deposited with other banks and therefore excluded from the Company's assets and liabilities.

NOTE 17 - ADVANCES FROM THE FEDERAL HOME LOAN BANK:

At December 31, 1994, advances from the Federal Home Loan Bank of New York ("FHLB") consist of the following:

                  7.76% due on August 21, 1996                           $400,000
                  Other                                                    19,245
                                                                        ---------

                                                                         $419,245
                                                                         ========

At December 31, 1994, the Company had qualified collateral, in the form of first mortgage notes and mortgage-backed securities with a carrying value of $6,994,693, of which approximately $480,000 were pledged to secure advances from the FHLB. The remaining collateral was available to secure additional advances from the FHLB.

NOTE 18 - INCOME TAXES:

Under the provisions of Law No. 38 of May 20, 1983, the Company is exempt from the payment of Puerto Rico income taxes on the interest earned on mortgages on residential properties located in Puerto Rico which were executed after June 30, 1983, and are insured or guaranteed pursuant to the provisions of the National Housing Act of June 27, 1934, as amended, and pursuant to the Provisions of the Servicemen's Readjustment Act of 1944, as amended. As a result, net interest income has generally represented a greater proportion of the Company's total net income than that of a typical non- Puerto Rican mortgage banking institution. The Company holds exempt loans and mortgage-backed securities for periods of time prior to sale, in order to maximize the tax exempt interest produced by these securities and loans.

Doral Federal, as a federally chartered financial institution operating in Puerto Rico, is subject to U.S. Federal income taxes. Doral Federal has filed an election under Section 936 of the U.S. Internal Revenue Code, whereby a possession tax credit is allowed for federal income taxes attributable to income from operations in Puerto Rico.

The Omnibus Budget Reconciliation Act of 1993 limited the 936 credit effective for tax years beginning in 1994 to 60% and would be reduced by 5% per year until 1998. Substantially all income of the Company was from its mortgage banking business in Puerto Rico and, therefore, the amount of the 936 credit, if any, as well as the United States income tax was not significant.

Consolidated tax returns are not permitted under the Puerto Rico Income Tax Law, therefore, income tax returns are filed individually by each Company.

The provision for income taxes differs from amounts computed by applying the applicable Puerto Rico statutory tax rate to income before taxes. A reconciliation of the difference follows:

                                                            Year ended December 31,
                                                            -----------------------
                                          1994                       1993                     1992
                                          ----                       ----                     ----
Income before income taxes               $20,840,112                $30,921,245              $16,415,916
                                         ===========                ===========              ===========
                                              % of pretax               % of pretax              % of pretax
                                   Amount       income       Amount       income       Amount       income
                                   ------       ------       ------       ------       ------       ------

Tax at statutory rates            $8,752,847      42.0     $12,986,923      42.0     $6,894,684        42.0
Tax effect of exempt interest
 income - net                     (5,435,541)    (26.1)     (2,717,262)     (8.8)    (2,185,608)      (13.3)
Tax effect of capital gains         (510,588)     (2.5)       (471,920)     (1.5)      (414,269)       (2.5)
Tax effect of dividend income                                                        (1,261,584)       (7.7)
Tax effect of amortization of
 goodwill, other non- deductible
 expenses and other                  602,877      2.9         (196,060)     (0.7)       337,874         2.0
                                  ----------     ----      -----------      ----     ----------        ----
Provision for income taxes        $3,409,595      16.3     $ 9,601,681      31.0     $3,371,097        20.5
                                  ==========      ====     ===========      ====     ==========        ====

At December 31, the components of the net deferred tax liability are:

                                                             1994                              1993
                                                             ----                              ----
        Deferred tax liabilities resulting from:
            Untaxed income                                 ($3,700,899)                      ($1,365,000)
            Deferred costs                                  (2,139,000)                       (1,095,000)
                                                           -----------                       -----------
                                                            (5,839,899)                       (2,460,000)
                                                           -----------                       -----------
        Deferred tax assets:
            Unrealized losses                                1,266,000                           -
            Net operating loss                                 797,000                           -
                                                           -----------                     -------------
                                                             2,063,000                           -
                                                           -----------                     -------------
        Net deferred tax liability                         ($3,776,899)                      ($2,460,000)
                                                           ===========                       ===========

Deferred income tax expense for the year ended December 31, 1994 amounted to $1,316,899 of which $436,899 is presented as current and $880,000 is shown as part of the cumulative effect of change in accounting principle.

At December 31, 1994 net operating losses available to offset future taxable Puerto Rico source income are as follows:

                                                   Amount                                 Expires on
                                                   ------                                 ----------
          Doral                                    $1,900,000                                 2001
          Doral Federal                               600,000                                 1997 to
                                                                                              2000

On October 31, 1994 a new income tax law (the "New Law") was approved by the Government of Puerto Rico. Among the most important changes included in the New Law are:

     -    Reduction of the maximum corporate income tax rate from 42% to 39%.

     - Elimination of the reserve method for bad debts and prorated recapture of outstanding balance as of June 30, 1995 over a four year period.

     -    Use of a new accelerated method of depreciation.

     -    Reduction of the income tax rate on dividends.

Substantially all changes are effective on July 1, 1995. Management believes that these changes will not have a material effect on Company's results of operations or financial position.

NOTE 19 - RELATED PARTY TRANSACTIONS:

On December 8, 1994, the Company entered into an agreement with one of its stockholders. Under the agreement the stockholder provided the Company approximately $4,700,000 of GNMA backed securities which the Company sold under agreements to repurchase to another financial institution. In exchange for providing the GNMA backed securities, the stockholder received approximately $4,700,000 of CMO Class B Subordinated Certificates. As part of the agreement, the Company pledged as collateral to the stockholder approximately $1,500,000 of CMO Class B subordinated certificates. Such collateral was provided to protect the stockholder from changes in the market price of the CMO Class B Subordinated Certificates.

Mortgage loans held for sale include approximately $280,000 of loans to various officers of the Company at prevailing interest rates (1993 - $521,000).

The Company paid a computer service bureau, in which it holds a 25% interest, $726,000, $617,000 and $410,000 for services rendered during the years ended December 31, 1994, 1993 and 1992, respectively. At December 31, 1994 and 1993 company's equity in this service bureau was not significant.

The Company has a 15% interest in a real estate partnership amounting to approximately $135,000 and which is carried at cost because of its immateriality. At December 31, 1994 and 1993, Mortgage-backed securities and investments held to maturity include approximately $450,000 and $400,000, respectively due from the Partnership. In addition, at December 31, 1994 and 1993, Accounts receivable includes approximately $510,000 due from the Partnership.

NOTE 20 - FINANCIAL INSTRUMENTS WITH
              OFF-BALANCE SHEET RISK:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and sell mortgage-backed securities and loans, and options on futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company's exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 1994, commitments to extend credit to individuals for residential mortgages amounted to approximately $7,600,000 and commitments to sell mortgage-backed securities and loans amounted to approximately $54 million. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the company upon extension of credit, is based on management's credit evaluation of the counterparty. A geographic concentration exist within the Company's mortgage loans portfolio since most of the Company's business activity is with customers located in Puerto Rico.

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

NOTE 21 - PENSION AND COMPENSATION PLANS:

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

Contributions to the Plan during the years ended December 31, 1994, 1993 and 1992 amounted to approximately $700,000, $503,000 and $120,000, respectively. Plan assets consist principally of mortgage loans purchased from the Company and mortgage-backed securities.

The Company has unfunded deferred incentive compensation arrangements (the "Deferred Compensation") with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage banking activities, as defined, and is payable to participants after a five year vesting period. For the year ended December 31, 1994 there was no deferred compensation expense. The expense for the years ended December 31, 1993 and 1992, amounted to approximately $885,000 and $568,000, respectively.

The Company also has incentive compensation arrangements with certain employees payable currently. The incentive payments are based on the amount of mortgage loans closed and consolidated net income in excess of established return on stockholders' equity, as defined in the agreements. The expense under these arrangements for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $2,721,000, $7,866,000 and $3,370,000, respectively.

NOTE 22 - COMMITMENTS AND CONTINGENCIES:

The Insurance and Indemnity Agreements (the "Agreements") covering certain financial guaranty insurance policies, that insure the payment of senior certificates issued by CMO grantors trusts established by the Company, provide, among other things, for the following:

- The Company's consolidated debt shall not exceed 1000% (10 times) of consolidated stockholders' equity.
- The Company cannot sell, transfer or pledge the residual certificates issued by the trusts (amounting to approximately $6,100,000) without the insurance company approval because the residual certificates are pledged as collateral to the insurance company.

At December 31, 1994 the Company was in compliance with these requirements.

The Company has several noncancellable operating leases for office facilities expiring through 2005. Total minimum rental commitments for leases in effect at December 31, 1994 are as follows:

                    Year                                               Amount
                    ----                                               ------
                    1995                                               $1,884,000
                    1996                                                1,514,000
                    1997                                                  980,000
                    1998                                                  601,000
                    1999                                                  426,000
                    2000 and thereafter                                    80,000

Total rental expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $2,675,000, $1,445,000 and $817,000, respectively.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

During 1994 the Company sold mortgage-backed securities and mortgage loans with put options.

At December 31, 1994, the amount sold and the date on which the net option periods expire are as follows:

                        Amount sold                                    Option expires on
                        -----------                                    -----------------
                          $ 33,500,000                                 Within six months
                           112,400,000                                 Six months to one year
                            24,900,000                                 One to two years
                            28,900,000                                 Three to four years
                          ------------

                          $199,700,000
                          ============

If the put option is exercised, the Company would have to buy back approximately $176,900,000 at the original sales price and approximately $22,800,000 at par.

As part of its hedging program, the Company includes the risks associated with its put arrangements.

NOTE 23 - CAPITAL STOCK AND PAID-IN CAPITAL:

The Company has a Restricted Stock Plan (the "Restricted Stock Plan") and a Stock Option Plan. The Restricted Stock Plan provides for the granting of up to 250,000 shares of common stock to selected officers at no cost. At December 31, 1994 and 1993, the number of shares awarded and issued under the Restricted Stock Plan was 177,806 shares, including 88,903 shares issued on December 10, 1993 as result of the stock split (1992- 88,903 shares). The terms of the Restricted Stock Plan permit the imposition of restrictions ranging from one to five years on the sale or disposition of the shares issued. At December 31, 1994, 38,100 of the shares issued under the Restricted Stock Plan were subject to such restrictions. The Stock Option Plan provides for selected officers and key employees to purchase up to 300,000 shares of common stock at prices equal to the fair market value on date of grant. No options have been awarded.

The Company's 10.5% Cumulative Convertible Preferred Stock Series A, has a liquidation preference of $10 per share plus accrued dividends and is convertible at the option of the holder into two shares of common stock at a conversion price of $5 per share. It is redeemable in whole or part at the option of the Company on or after January 1, 1995 and on or prior to December 31, 1996 at $11 per share, and thereafter, at redemption prices declining to a minimum of $10.30 per share on January 1, 2002. Dividends are cumulative from the date of issue and are payable quarterly.

Present regulations limit the amount of dividends that Doral Federal may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would be to cause the capital of Doral Federal to fall below the regulatory capital requirements.

NOTE 24 - SUPPLEMENTAL INCOME STATEMENT
             INFORMATION:
Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs. Pursuant to FAS-91 direct loan origination costs are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Without the application of FAS-91, employee costs and other expenses would have been as follows:

                                                                     Year ended December 31,
                                                                     -----------------------

                                                      1994                    1993                  1992
                                                      ----                    ----                  ----
Employee costs                                      $28,537,321            $35,822,728           $22,312,690
                                                    ===========            ===========           ===========

Other expenses                                      $12,802,432            $12,824,650           $ 8,396,395
                                                    ===========            ===========           ===========


Set forth below is a breakdown of direct loan origination costs that were capitalized as part of the carrying cost of mortgage loans inventory or offset against mortgage loan sales and fees.

                                                                    Year ended December 31,
                                                                    -----------------------

                                                       1994                   1993                1992
                                                       ----                   ----                ----
   Offset against mortgage loan
    sales and fees                                   $21,008,323            $29,220,886        $14,648,012
   Capitalized as part of loan
    inventory                                          5,093,940              2,609,537            250,000
                                                     -----------           ------------        -----------

                                                     $26,102,263            $31,830,423        $14,898,012
                                                     ===========            ===========        ===========

As a result of increases in interest rates during 1994, the industry experienced a reduction in volume. Such reduction resulted in marked competition which affected pricing decisions. Capitalized costs therefore increased due to a reduction in the net fee per case charged to borrowers, and an increase in the number of cases in the Company's pipeline.

NOTE 25 - DISCLOSURES ABOUT FAIR VALUE OF
              FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1993, FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

                                                1994                                1993
                                                ----                                ----

                                      Carrying                             Carrying
                                       amount             Fair value       amount            Fair value
                                       ------             ----------       ------            ----------
                                                                (In thousands)
Financial assets:
  Cash and cash equivalents             $ 35,916              $35,916        $ 37,307            $ 37,307
  Excess servicing fees receivable         8,757                8,757           3,464               3,464
  Accrued interest receivable              7,875                7,875           4,021               4,021
  Accounts receivable and
   mortgage servicing advances             7,086                7,086          15,331              15,331
  Mortgage loans held for sale           263,773              264,652         262,516             263,047
  Mortgage-backed securities
   held for trading                      319,204              319,204         125,716             128,307
  Mortgage-backed securities
   and investments held to
   maturity                               67,519               66,779           6,530               6,476
  Loans receivable                        34,809               34,809           9,561               9,561
                                        --------             --------       ---------           ---------

                                        $744,939             $745,078        $464,446            $467,514
                                        ========             ========        ========            ========

Page 30

                                                   1994                               1993
                                                   ----                               ----

                                      Carrying                             Carrying
                                       amount             Fair value       amount            Fair value
                                       ------             ----------       ------            ----------
                                                                (In thousands)
Financial liabilities:
  Deposit accounts                      $ 66,471             $ 66,471        $ 26,451            $ 26,451
  Loans payable                          282,761              282,761         192,794             192,794
  Securities sold under
   agreements to repurchase              303,730              303,730         143,200             143,200
  Advances from FHLB                         419                  419           2,431               2,431
  Payables and accrued
   liabilities                            17,793               17,793          38,402              38,402
  Income taxes payable                     6,349                6,349           6,209               6,209
                                        --------             --------        --------            --------
                                        $677,523             $677,523        $409,487            $409,487
                                        ========             ========        ========            ========

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

Cash and cash equivalents: valued at the carrying amounts in the consolidated balance sheet. The carrying amounts are reasonable estimates of fair value due to the short period to maturity. This approach applies to cash and cash equivalents, accounts receivable and mortgage servicing advances, accrued interest receivables and the majority of the financial liabilities.

Excess servicing fees receivable: valued based on the present value of the estimated remaining future excess servicing fee revenue.

Derivatives: fair value is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses of open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

Mortgage loans held for sale, mortgage backed securities held for trading, and mortgage-backed securities and investments held to maturity: valued at quoted market prices if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. In a few other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

Loans receivables: valued on the basis of estimated future principal and interest cash flows, discounted at various rates. Loan prepayments are assumed to occur at rates experienced in previous periods when interest rates were at levels similar to current levels, adjusted for any differences in interest rate outlook. Future cash flows for homogeneous categories of loans, such as residential mortgage loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. Quoted market prices for securities backed by similar loan, adjusted for different loan characteristics, are also used in estimating fair value.

Deposit accounts: for demand deposits and deposits with no defined maturities, fair value is taken to be the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits, including certificates of deposit, is estimated using rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

Loans payable and securities sold under agreements to repurchase: The carrying amounts are reasonable estimates of fair values due to short period to maturity.

NOTE 26 - QUARTERLY RESULTS OF OPERATIONS
              (UNAUDITED):

Financial data showing results of the 1994 and 1993 quarters is presented below. These results are unaudited. Net income per share was retroactively adjusted to reflect the two-for-one split effected on December 10, 1993. In the opinion of management all adjustments necessary for a fair presentation have been included:

                                                                            Quarters
                                                   --------------------------------------------------------
                                                        1st        2nd                3rd            4th
                                                        ---        ---                ---            ---
                                                           (in thousands, except per share data)
1994
   Revenue                                           $15,074       $18,967          $17,864       $20,138
   Net income                                          4,522         4,785            3,882         4,242
   Net income per share:
      Primary                                            .65           .68              .54           .59
      Fully diluted                                      .60           .63              .51           .56

1993
   Revenue                                           $15,378       $18,986          $18,775       $17,089
   Net income                                          4,241         6,957            5,630         4,492
   Net income per share:
      Primary                                            .63          1.04              .83           .65
      Fully diluted                                      .56           .92              .74           .59


NOTE 27- RISK MANAGEMENT ACTIVITIES:

The Company's principal objective in holding derivatives and certain other financial instruments for purposes other than trading is the management of interest rate risks arising out of its portfolio holdings and related borrowings. The operations of the Company are subject to interest rate risk to the extent that interest-earning assets and interest- bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing realization on sales of mortgage loans and/or mortgage backed securities and net interest income, given levels of interest rate risks consistent with the Company's business strategies.

Asset/liability risk management activities are conducted in the context of Company's asset sensitivity to interest rate changes. This sensitivity arises due to changes in the value of mortgage-backed securities and loans held to maturity and for trading to interest-bearing liabilities repricing more frequently than interest-earning assets. This means that if interest rates are increasing, margins will narrow as borrowings reprice up faster than assets. The converse applies when rates are declining.

To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly, futures and options, as well as other types of contracts such as forward sales commitments.

As part of the interest rate risk management at December 31, 1994, the Company, as a purchaser, had unexpired options where it had the right to sell bond contracts for a notional amount of $210,000,000. As a writer, the Company had unexpired options and futures where it had the obligations to sell bond contracts for a notional amount of $40,500,000, and obligations to buy bond contracts for a notional amount of $17,500,000. In addition, at December 31, 1994 the Company had approximately $54 million of forward commitment to sell mortgage-backed securities and loans.

Generally the options have expired without being exercised. During the years ended December 31, 1994, 1993 and 1992 net gains (net losses) from futures transactions, designated as hedges, amounted to approximately $2,172,000, ($1,367,000), and ($1,376,000), respectively. These amounts are presented as part of mortgage loan sales and fees. At December 31, 1994, mortgage loans held for sale includes deferred losses related to hedges amounting to approximately $225,000.

The credit risk of futures contracts is limited, due to daily cash settlement of the net change in value of open contracts with the exchange in which the instrument is traded. Forwards have a greater degree of credit risk, depending on the types of counterparties involved, as daily cash settlements are not required. Options are contracts that grant the purchaser, for a premium payment, the right to either purchase from or sell to the writer of the option a financial instrument at a specified price within a specified period of time or on a specified date.

The risk that counterparties to both derivative and cash instruments might default on their obligations is monitored on an on-going basis. To manage the level of credit risk the Company deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set off that provide for the net settlement of subject contracts with the same counterparty in the event of default.

All derivative financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. For example, fluctuations in market prices and interest rates change the market value of the instruments. If the instruments are recognized at market value, these changes directly affect reported income. Exposure to market risk is managed in accordance with risk limits set by senior management by buying or selling instruments or entering into offsetting positions.

                                   SIGNATURES


        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Caribbean Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST FINANCIAL CARIBBEAN CORPORATION


                                      By:           /s/  Salomon Levis
                                         --------------------------------------
                                                         Salomon Levis
                                                    Chairman of the Board and
                                                     Chief Executive Officer
Date:  March 30, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            /s/  Salomon Levis                           Chairman of the Board and              March 30, 1995
      -----------------------------------                Chief Executive Officer
                (Salomon Levis)



            /s/  Luis Alvarado                           Executive Vice President,              March 30, 1995
      -----------------------------------               Chief Financial Officer and
                (Luis Alvarado)                         Principal Accounting Officer



          /s/  Richard F. Bonini
      -----------------------------------                         Director                      March 30, 1995
              (Richard F. Bonini)



        /s/  Edgar M. Cullman, Jr.
      -----------------------------------                         Director                      March 30, 1995
            (Edgar M. Cullman, Jr.)




        /s/  Frederick M. Danziger
      -----------------------------------                         Director                      March 30, 1995
            (Frederick M. Danziger)




           /s/  John L. Ernst
     -----------------------------------                          Director                      March 30, 1995
               (John L. Ernst)




         /s/  Zoila Levis
     -----------------------------------
             (Zoila Levis)                                        Director                      March 30, 1995

              /s/  A. Brean Murray
     -----------------------------------                          Director                      March 30, 1995
               (A. Brean Murray)




            /s/  Victor M. Pons, Jr.
     -----------------------------------                          Director                      March 30, 1995
             (Victor M. Pons, Jr.)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
3.1       Certificate of Incorporation of FFCC, as currently in effect.(1)

3.2       By-laws of FFCC, as amended as of May 26, 1994(12)

3.3 Amendment to Certificate of Incorporation of FFCC filed with the Department of State of the Commonwealth of Puerto Rico on May 23,
          1991.(2)

3.4       Certificate of Designation creating the Series A Preferred Stock.(2)

3.5 Amendment to Certificate of Incorporation of FFCC filed with the Department of State of the Commonwealth of Puerto Rico on April 28,
          1993.(2)

4.1       Common Stock Certificate.(2)

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

10.23     Purchase Agreement dated as of October 15, 1986, between CMI Inc. and
          Salomon Levis and Carmen Maria Serrancante covering the purchase of RSC Corp.(3)

10.24     Purchase Agreement dated as of October 15, 1986, between DRL, Inc. and
          Jesus M. Rodriguez and Marta Melendez covering the purchase of Doral
          Mortgage Corporation.(3)

10.28 Agreement among Doral Mortgage Corporation, Banco de Ponce, as trustee, and the Puerto Rico Housing Finance Corporation dated
          September 25, 1990.(4)


   EXHIBIT
   NUMBER                                         DESCRIPTION
   ------                                         -----------
   10.30            Loan Agreement between FFCC and Puerto Rico Island Rental Limited Dividend
                    Partnership S.E., dated December 27, 1990.(4)

   10.32            Warehousing Loan Agreement dated January 29, 1990 between FFCC and Banco
                    Santander Puerto Rico.(4)

   10.33            Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto
                    Rico.(4)

   10.34            (a)      [Reserved]

                    (b)      [Reserved]

                    (c)      Master Repurchase Agreement between FFCC and First Boston (Puerto
                             Rico), Inc. dated March 30, 1989.(4)

                    (d)      Repurchase Agreement between FFCC and First Boston (Puerto Rico),
                             Inc., dated October 26, 1989.(4)

                    (e)      Repurchase Agreement between FFCC and First Boston (Puerto Rico),
                             Inc., dated November 28, 1989.(4)

                    (f)      Repurchase Agreement between FFCC and First Boston (Puerto Rico),
                             Inc., dated December 6, 1989.(4)

                    (g)      Repurchase Agreement between FFCC and First Boston (Puerto Rico),
                             Inc., dated September 11, 1989.(4)

                    (h)      Master Repurchase Agreement between FFCC and Shearson Lehman Hutton
                             Puerto Rico, Inc., dated June 21, 1990.(4)

                    (i)      Repurchase Agreement between FFCC and Banco Central Corp., dated
                             October 11, 1991.(2)

                    (j)      Repurchase Agreement between FFCC and Banco Central Corp., dated
                             December 3, 1991.(2)

                    (k)      Master Repurchase Agreement between FFCC and PaineWebber, Inc.
                             dated as of March 24, 1992.(5)

   10.37            Third Amendment to Loan Agreement dated June 5, 1991 between FFCC and
                    Scotiabank de Puerto Rico.(2)

   10.35            Employment Agreement dated January 1, 1992 between FFCC and Solomon
                    Levis.(2)

   10.36            Employment Agreement dated January 1, 1992 between FFCC and Zoila
                    Levis.(2)

   10.39            Mark-to-Market Agreement between FFCC and PaineWebber Incorporated, dated as of March 24, 1992.(5)

   10.40            Insurance and Indemnity Agreement as of May 28, 1992, between FFCC and
                    Financial Security Assurance, Inc.(5)

   10.41            Letter Agreement dated August 20, 1992 between Scotiabank de Puerto Rico and
                    FFCC confirming the renewal of the Loan Agreement dated November 25,
                    1987.(5)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

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

10.44 Addendum to Warehousing Loan Agreement dated August 1, 1991, between FFCC and Banco Santander Puerto Rico.(5)

10.45 Addendum to Warehousing Loan Agreement dated May 29, 1992, between FFCC and Banco Santander Puerto Rico.(5)

10.46 Letter Agreement dated November 28, 1988 amending the Loan Agreement between FFCC and Scotiabank de Puerto Rico dated November 25, 1987.(5)

10.47 Amendment dated June 29, 1989 to the Loan Agreement between FFCC and Scotiabank de Puerto Rico dated November 25, 1987.(5)

10.48 Letter Agreement dated September 21, 1992, between FFCC and Banco Vizcaya confirming the extension and renewal of the Loan Agreement between Banco Commercial de Mayaguez and FFCC dated November 20, 1990.(5)

10.49 Employment Agreement dated as of April 1, 1993 between FFCC and Luis Alvardo.

10.50 Customer Agreement, dated March 9, 1993, between FFCC and Meridian Capital Markets Inc. relating to the execution of Forward
        Contracts.(6)

10.51 Master Repurchase Agreement, dated March 24, 1993, between FFCC and Bear Sterns Mortgage Capital Corporation.(7)

10.52 Master Production Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(8)

10.53 Master Purchase, Service and Collection Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(9)

10.54 Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between FFCC and Nomura Asset Capital Corporation.(13)


10.55 Purchase and Servicing Agreement, dated as of September 1, 1993, between FFCC and Meridian Capital markets, a division of Meridian Bank.(13)

10.56 Financing Facility Agreement dated March 21, 1994, between Momura Asset Capital Corporation, FFCC and Doral.(12)

10.57 Master Repurchase Agreement among Merrill Lynch Mortgage Capital, Inc., FFCC and Doral together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12, 1995.(16)

10.58   Swap Agreement dated December 7, 1994, between FFCC and Davis
        Levis.(14)

10.59   Demand Note dated December 9, 1994.(14)

10.60   Form of Medium Term Note, 1994 Series PR-A.(14)

21      List of FFCC's subsidaries.(13)


EXHIBIT
NUMBER                       DESCRIPTION
------                       -----------
27        Financial Data Schedule (EDGAR version only).(14)

28.1      Agreement and Plan of Reorganization dated as of December 11, 1992 between FFCC and Catano Federal Savings Bank.(10)


---------------------

  (1) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-17224).

  (2) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-17224).

  (3) Incorporated herein by reference to the same exhibit number as filed pursuant to Item 15(b) of the Company's Form 10-Q filed with the Commission on October 7, 19988, as amended by Form 8 amendments thereto.

  (4) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-1 (No. 33-952292) files with the Commission on September 23, 1992.

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

  (11) Incorporated herein by reference to Exhibit Number 10.26 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

  (12) Incorporated herein by reference to exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

  (13) Incorporated herein by reference to exhibit number of the Company's Annual Report on Form 10-k for the year ended December 31, 1993.

(14) Filed herewith.

     (b)  Reports on Form 8-K.

     Not applicable