Form 10-Q
period 1995-03-31
FIRST FINANCIAL CARIBBEAN CORP
filed 1995-05-15
CIK 840889

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

Number of shares of Common Stock outstanding at March 31, 1995 - 7,204,708
                                                                 ---------

                             Page 1 of 15 pages.

================================================================================

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                     INDEX
                                     -----

                                                                                                                      PAGE
                                                  PART I - FINANCIAL INFORMATION

Item 1   -       Financial Statements
                 --------------------

                 Consolidated Balance Sheet as of March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . .  3

                 Consolidated Statement of Income and Retained Earnings - Three month period ended
                 March 31, 1995 and March 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Statement of Cash Flows - Three-month period ended March 31, 1995 and
                 March 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2   -       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  7
                 -------------------------------------------------------------------------------------


                                                    PART II - OTHER INFORMATION

Item 1   -       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
                 -----------------

Item 2   -       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
                 ---------------------

Item 3   -       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
                 -------------------------------

Item 4   -       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 13
                 ---------------------------------------------------

Item 5   -       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
                 -----------------

Item 6   -       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
                 --------------------------------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSAND OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                           March 31, 1995       December 31, 1994
                                                                            (unaudited)             (audited)
                                                                            -----------             ---------
      ASSETS
      ------
      Cash and cash equivalents                                              $  34,023              $ 35,916
      Mortgage loans held for sale, net                                        236,036               263,773
      Mortgage-backed securities held for trading, net                         366,543               319,204
      Mortgage-backed securities and investments held to maturity               67,016                67,519
      Loans receivable, net                                                     44,228                34,809
      Accounts receivable and mortgage servicing advances, net                  10,386                 7,086
      Accrued interest receivable                                                9,347                 7,875
      Excess servicing fee receivable                                            9,340                 8,757
      Property, leasehold improvements and equipment, net                        7,160                 7,467
      Cost in excess of fair value of net assets acquired                        6,578                 6,609
      Real estate held for sale, net                                             2,164                 2,116
      Purchased mortgage servicing rights, net                                   3,621                 3,543
      Prepaid expenses and other assets                                          3,596                 3,345
                                                                              --------              --------

                                                                              $800,038              $768,019
                                                                              ========              ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
      Loans payable                                                           $245,750              $282,761
      Securities sold under agreements to repurchase                           360,798               303,730
      Deposit accounts                                                          79,764                66,471
      Advances from Federal Home Loan Bank                                         416                   419
      Accounts payable and other liabilities                                    13,475                17,793
      Income tax payable                                                         2,572                 2,572
      Deferred tax liability                                                     4,304                 3,777
                                                                              --------              --------

         Total liabilities                                                     707,079               677,523
                                                                              --------              --------

      Commitments and contingencies
                                                                              --------              --------

      Stockholders' equity:
         10.5% Cumulative  Convertible  Preferred  Stock,  Series  A,
         $1.00  par  value,  2,000,000  shares authorized;    186,128
         shares issued and outstanding (1994 -  204,329) (liquidating
         preference of $10 per share, aggregating $1,861,280)                      186                   204

         Common   stock,   $1.00   par   value,   10,000,000   shares
         authorized; 7,218,708 shares issued  and outstanding  (1994-            7,219                 7,182
         7,182,306)
         Paid-in capital                                                        16,656                16,675
         Retained earnings                                                      69,153                66,706
                                                                              --------              --------
                                                                                93,214                90,767
         Treasury stock at par value, 14,000 shares                                (14)                  (14)
         Unearned compensation under employment contracts                         (241)                 (257)
                                                                              ---------             --------

         Total stockholders' equity                                             92,959                90,496
                                                                              --------              --------

                                                                              $800,038              $768,019
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

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                (In thousand of dollars, except per share data)
                                   Unaudited

                                                                                  Quarter Ended
                                                                         ===============================
                                                                         March 31, 1995   March 31, 1994
                                                                         --------------   --------------
                 Revenues:
                   Mortgage loans sales and fees                          $ 2,496            $ 3,475
                   Servicing income                                         2,690              2,768
                   Interest income                                         15,374              8,724
                   Rental and other income                                    150                107
                                                                          -------            -------

                                                                           20,710             15,074
                                                                          -------            -------
                 Expenses:
                   Interest                                                 9,780              3,571
                   Employee cost, net (See Note i)                          2,572              1,410
                   Taxes, other than payroll and income taxes                 236                283
                   Maintenance                                                136                135
                   Advertising                                                455                820
                   Professional services                                      698                917
                   Telephone                                                  411                515
                   Rent                                                       503                441

                   Other, net (See Note i)                                  1,962              3,280
                                                                          -------            -------
                                                                           16,753             11,372
                                                                          -------            -------


                 Income before income taxes and cumulative effect           3,957              3,702
                 Income taxes:
                   Current                                                    ---                108
                   Deferred                                                   527                287
                                                                          -------            -------
                                                                              527                395
                                                                          -------            -------

                 Income before cumulative effect                            3,430              3,307

                 Cumulative  effect of change  in accounting principle-
                 adoption of SFAS 115, net of income taxes of $880          ---                1,215
                                                                          -------            -------

                 Net income                                                 3,430              4,522
                 Retained earnings at beginning of period                  66,706             53,219
                   Less cash dividends paid:
                   ----
                     Convertible preferred stock                               48                 86
                     Common stock                                             935                899
                                                                          -------            -------
                 Retained earnings at end of period                       $69,153            $56,756
                                                                          =======            =======
                 Earnings per share:
                 Primary:
                 Income before cumulative effect                          $  0.47            $  0.47

                 Cumulative effect                                          ---                 0.18
                                                                          -------            -------

                   Net Income                                             $  0.47            $  0.65
                                                                          =======            =======

                 Fully Diluted:
                 Income before cumulative effect                          $  0.45            $  0.44
                 Cumulative effect                                           ---                0.16
                                                                          -------            -------

                   Net Income                                             $  0.45            $  0.60
                                                                          =======            =======

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSAND OF DOLLARS)

                                                                                                 Three-Month Period Ended
                                                                                                         March 31,
                                                                                                 ------------------------
                                                                                                  1995              1994
                                                                                                  ----              ----
                                                                                                        (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   3,430          $   4,522
                                                                                               ---------          ---------
    Adjustments to reconcile net income to net cash (used) provided by in operating activities:
      Amortization of excess servicing fee receivable  . . . . . . . . . . . . . . . . .             217                 68
      Amortization of cost in excess of fair value of net assets acquired  . . . . . . .              94                 76
      Amortization of purchased mortgage servicing rights  . . . . . . . . . . . . . . .             228                180
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .             385                329
      Cumulative effect of change in accounting principle  . . . . . . . . . . . . . . .             ---             (1,215)
      Allowances for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              78                115
      Origination and purchases of mortgage loans held for sale  . . . . . . . . . . . .        (132,591)          (264,801)
      Principal repayment and sales of loans held for sale   . . . . . . . . . . . . . .          76,078             96,341
      Purchases of mortgage-backed securities held for trading . . . . . . . . . . . . .         (41,964)          (139,974)
      Principal repayments and sales of mortgage-backed securities held for trading  . .          78,875            161,987
      Increase in interest receivable  . . . . . . . . . . . . . . . . . . . . . . . . .          (1,472)            (1,059)
      (Decrease) increase in loans payable . . . . . . . . . . . . . . . . . . . . . . .         (37,012)             1,669
      Increase in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             624                209
      Increase in securities sold under agreements to repurchase . . . . . . . . . . . .          57,067            146,185
      Decrease in payables and accrued liabilities . . . . . . . . . . . . . . . . . . .          (4,941)               (69)
      Increase in income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . .             ---                108
      Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             527                287
      Amortization of unearned compensation under employment contracts . . . . . . . . .              16                 17
                                                                                               ---------          ---------
        Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,791)               453
                                                                                               ---------          ---------
      Net cash (used) provided by in operating activities  . . . . . . . . . . . . . . .            (361)             4,975
                                                                                               ---------          ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage-backed securities and investments held to maturity . . . . . .             ---            (10,066)
    Principal repayments of investments held to maturity . . . . . . . . . . . . . . . .             503                279
    Origination of loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,509)            (3,090)
    Principal repayments of loans receivable . . . . . . . . . . . . . . . . . . . . . .           2,090              1,210
    (Increase) decrease in accounts receivable and mortgage servicing advances . . . . .          (3,378)             1,897
    Additions to excess servicing fee receivable . . . . . . . . . . . . . . . . . . . .            (801)              (366)
    Purchase of property, leasehold improvements and equipment . . . . . . . . . . . . .             (78)            (1,685)
    Additions to cost in excess of fair value of net assets acquired . . . . . . . . . .             (62)              (164)
    Proceeds from disposal of real estate held for sale  . . . . . . . . . . . . . . . .             261                788
    Acquisition of real estate held for sale . . . . . . . . . . . . . . . . . . . . . .            (310)              (438)
    Increase in purchased mortgage servicing rights  . . . . . . . . . . . . . . . . . .            (305)               ---
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (250)              (260)
                                                                                               ---------          ---------
      Net cash used by investing activities  . . . . . . . . . . . . . . . . . . . . . .         (13,839)           (11,895)
                                                                                               ---------          ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,293             11,882
    Dividends declared and paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (983)              (985)
    Repayment of advances from FHLB  . . . . . . . . . . . . . . . . . . . . . . . . . .              (3)              (303)
                                                                                               ---------          ---------

      Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .          12,307             10,594
                                                                                               ---------          ---------

    Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . .          (1,893)             3,674

    Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .          35,916             37,307
                                                                                               ---------          ---------

    Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .       $  34,023          $  40,981
                                                                                               =========          =========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Noncash financing activities-conversion of preferred stock . . . . . . . . . . . . .       $     182          $   2,100
                                                                                               =========          =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash used to pay interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   8,308          $   1,011

    Cash used to pay income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             ---                ---


         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      a. The Consolidated Condensed Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's 1994 Annual Report to Stockholders, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

      b. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

      d. Cash dividends per share paid for the three-month period ended March 31, 1995 and 1994 were as follows:

                                                     Three-Month period ended
                                                             March 31,
                                                     ------------------------
                                                         1995          1994
                                                         ----          ----
                   Series A Preferred Stock            $0.2625       $0.2625
                   Common Stock                        $0.13         $0.13

      e. At March 31, 1995, escrow funds include approximately $17.5 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $15.9 million deposited with other banks which are excluded from the Company's assets and liabilities

      f. Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

      g. Investments held to maturity consist of FNMA/FHLMC mortgage-backed securities, U.S. Treasury Notes, Federal Home Loan Bank Notes and collateralized mortgage obligations.

      h. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:



                                        Three-Month Period Ended
                                    --------------------------------
                                    March 31, 1995    March 31, 1994
                                    --------------    --------------
                Primary               7,185,011          6,840,433
                Fully diluted         7,576,964          7,576,964


      i. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS-91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $5.7 million and $7.6 million, respectively, for the quarters ended March 31, 1995 and 1994, except for the application of SFAS-91. Other expenses would have been $2.8 million and $4.4 million, respectively, for the quarters ended March 31, 1995 and 1994, except for the application of SFAS-91.

           Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS-91.


                                                       Three-Month Period Ended
                                                   -------------------------------
                                                   March 31, 1995   March 31, 1994
                                                   --------------   --------------

                Employee costs                         $3,218           $6,190
                Other costs                               831            1,073


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires continuous access to short term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest, servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreements lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations.

The interim Consolidated Condensed Statement of Cash Flows reflect the working capital needs of the Company. Operating activities used approximately $361,000 of net cash during the three-month period ended March 31, 1995, versus providing approximately $5.0 million in the comparable period of 1994. The major changes in cash flow for the first quarter of 1995 compared to 1994 were primarily related to a net increase of approximately $20.0 million in the Company's portfolio of mortgage loans held for sale and mortgage-backed securities held for trading.

This increase resulted in an increase on related borrowings of $20 million reflecting increased use of repurchase and gestation lines of credit which require lower collateralization levels than bank warehousing lines of credits.

Investing activities used cash of approximately $13.8 million in the first three months of 1995 due primarily to net originations of loans receivable of approximately $9.4 million. The Company capitalized $305,000 of mortgage servicing rights during the first quarter of 1995 related to wholesale mortgage loan purchases. When the Company purchases mortgage loans together with the related servicing rights, a portion of the purchase price is allocated to the servicing rights acquired. Investing activities also reflected an increase in short term servicing advances and accounts receivable of $3.4 million.

During the first three-months of 1995, financing activities provided approximately $12.3 million of net cash due to additional deposits amounting to approximately $13.3 million received by Doral Federal, the Company's thrift subsidiary, net of quarterly dividend payments of approximately $983,000.

Total liabilities were approximately 7.6 and 7.5 times stockholders' equity at March 31, 1995 and December 31, 1994, respectively. The Company's leverage at March 31, 1995 reflects an increase in securities sold under agreements to repurchase which was partially offset by a decrease in loans payable as compared to December 31, 1994.

As of March 31, 1995, Doral Federal met all its fully phased-in capital requirements (i.e. tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and risk-based capital at least 8% of risk adjusted assets). As of March 31, 1995 Doral Federal had tangible capital and core capital of $6.1 million or approximately 6.0% of adjusted assets. As of such date, Doral Federal had risk-based capital of $6.4 million or 15.7% of risk adjusted assets.

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. FFCC held mortgage loans (including mortgage loans converted into mortgage-backed securities) prior to sale for an average period of approximately 383 days for the three-month period ended March 31, 1995 and 212 days during the year ended December 31, 1994. The increase in the days mortgage loans were held prior to sale was due to higher levels of mortgage-backed securities held for trading and a decision made by the Company to hold such mortgage-backed securities for longer periods of time in order to maximize net interest income. At March 31, 1995 and December 31, 1994, FFCC had available warehousing lines of credit of $92 million. At March 31, 1995 and December 31, 1994, FFCC had used approxi- mately $35.9 million and $79.6 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At March 31, 1995, FFCC had used approximately $344.5 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks.

Also, included among FFCC's credit facilities are gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At March 31, 1995 and December 31, 1994, FFCC had available gestation facilities of $450 million and $350 million, respectively. At March 31, 1995 and December 31, 1994, FFCC had used approximately $179.00 million and $196.0 million, respectively, of credit available under its gestation facilities. Approximately $162.7 million of the $179.0 million used by the Company at March 31, 1995 were used to finance mortgage loans while approximately

$16.3 million were used to finance mortgage-backed securities. Borrowings under gestation credit facilities used to finance whole loans are classified as "Loans payable" on the Company's Consolidated Balance Sheet while borrowings under such credit facilities used to finance mortgage-backed securities are classified as "Securities sold under agreements to repurchase."

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 7.2% and 5.8%, respectively, for the three-month period ended March 31, 1995 compared to 5.7% for warehousing lines of credit and 4.3% for repurchase agreements in each case for the year ended December 31, 1994.

Doral Federal obtains funding for its lending activities through the receipt of deposits and to a lesser extent from other borrowings such as Federal Home Loan Bank advances and repurchase agreements with brokerage houses. At March 31, 1995, Doral Federal held $95.7 million in deposits at a weighted average interest rate of 3.53%. Doral Federal, as a member of Federal Home Loan Bank of New York (the "FHLB-NY"), also has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Such advances must be secured by qualifying assets with a value equal to between 105% to 115% of the advances. At March 31, 1995, Doral Federal had $400,000 in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 7.76%.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days. During the three-month period ended March 31, 1995, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $5.1 million.

During the three-month period ended March 31, 1995, the Company collected an average of approximately $900,000 per month in net servicing fees, including late charges. At March 31, 1995 and December 31, 1994, the servicing portfolio amounted to approximately $2.7 billion and $2.6 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties.

FFCC generally has been able to provide for its growth and expansion and for continued liquidity with funds from short- term borrowings and revenues from operations. FFCC expects that it will continue to have adequate resources to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

Assets and Liabilities

At March 31, 1995, total assets were $800 million compared to $768 million at December 31, 1994. This increase was due primarily to a net increase of $20 million in mortgage loans held for sale and mortgage-backed securities held for trading as a result of the decision made by the Company in the first quarter of 1994 to increase its holdings of mortgage-backed securities in order to maximize tax exempt interest income produced by these securities. The increase also reflects the purchase during the first quarter of 1995 of approximately $33.2 million in mortgage-backed securities previously sold with put arrangements. Total liabilities were $707 million at March 31, 1995 compared to $678 million at December 31, 1994. This increase was largely the result of an increase in securities sold under agreements to repurchase related to the financing of the higher level of mortgage-backed securities held for trading and to maturity.

As of March 31, 1995, Doral Federal had $103.1 million in assets compared to $86.3 million at December 31, 1994. This increase was due primarily to an increase of $9 million in loans receivable. Loans receivable and investments owned by Doral Federal are classified as held to maturity. At March 31, 1995, Doral Federal's deposit accounts totalled $79.8 million compared to $66.5 million at December 31, 1994. Deposit accounts include $17.5 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from First

Financial's servicing operations. All other deposits at March 31, 1995, are retail deposits, most of them in the form of certificates of deposit. The increase in deposits is due to an aggressive campaign to attract funds by offering competitive interest rates.

The sale of mortgage loans and mortgage-backed securities can generate a gain or a loss. Losses on sales of loans occur when FFCC sells loans at a discount from their book value. A loss from the sale of loans mays occur if interest rates rise between the time FFCC fixes the interest rates charged to the borrowers on the loans and the time the loans or mortgage-backed securities are sold to investors.

FFCC attempts to minimize this interest rate risk through the use of forward commitments and other hedging techniques. In the case of FNMA and FHLMC conforming loans and FNMA, FHLMC and GNMA mortgage-backed securities, the Company often seeks to obtain commitments for the purchase of loans or mortgage-backed securities at the time it fixes the interest rates on the loans. In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale in order to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. The Company has in place long-term reverse repurchase agreements secured by GNMA certificates with a principal amount of approximately $42.7 million. The Company does not obtain forward commitments for such GNMA certificates because they are financed pursuant to long-term repurchase agreements. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of such securities under Puerto Rico law.

In the case of FNMA and FHLMC conforming loans and mortgage-backed securities not subject to long term repurchase agreements, the Company also seeks to protect itself from interest rate risk by purchasing options on interest rate sensitive instruments such as eurodollar certificates of deposit, futures contracts and, to a lesser extent, options on treasury bond futures contracts. Contracts designated as trading hedges are marked-to-market on a monthly basis with the resulting gains and losses charged to operations. Changes in the market value of futures contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the book value of the asset or liability being hedged. The level of investment in such options is increased or decreased as interest rates change and may reach significant levels relative to the Company's liabilities. In the future, FFCC may utilize alternative hedging techniques including futures, options or other synthetically created hedge vehicles to held mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected. Losses on hedging activities are generally indicative of higher profits realized on the sale of mortgage loans and mortgage-backed securities.

As of March 31, 1995, FFCC held $2.2 million of real estate owned, compared to $2.1 million as of December 31, 1994.

Results of Operations for Quarters Ended March 31, 1995 and 1994

Net income for the quarter ended March 31, 1995 decreased to $3.4 million from $4.5 million for the comparable period of 1994. The results for the first quarter of 1994 included a one-time benefit of approximately $1.2 million from the cumulative effect of adopting SFAS 115. Doral Federal contributed approximately $263,000 in net income for the first quarter of 1995 compared to a loss of $67,000 for the first quarter of 1994.

Revenues from mortgage loan sales and origination fees decreased to $2.5 million for the quarter ended March 31, 1995 from $3.5 million for the comparable period of 1994. This decrease was due to a combination of lower prices on the sales of mortgage loans and mortgage-backed securities resulting from increases in prevailing interest rates, reduced fees as a result of competition and a reduction in the volume of loan originations. Mortgage loan sales and fees for the quarter ended March 31, 1995, included approximately $3.1 million relating to gross unrealized gains of the Company's mortgage-backed securities held for trading portfolio experienced during the quarter compared to a reduction in mortgage loan sales and fees of approximately $170,000 from gross unrealized losses on mortgage-backed securities held for trading during the first quarter of 1994. As a result of the adoption of SFAS 115, unrealized gains and losses on mortgage-backed securities held for trading after January 1, 1994 are included in earning as a component of mortgage loan sales and fees.

The Company entered the Puerto Rico wholesale mortgage loan purchase market during the second quarter of 1994 to diversify its sources of loan production and compensate for the decrease in the volume caused by higher interest rates and increased competition. The total volume of loans originated and purchased was $144 million for the three-month period ended March 31, 1995 compared to $268 million for the three-month period ended March 31, 1994. The total volume of loans purchased was approximately $20 million for the three-month period ended March 31, 1995. There were no purchases made during the 1994 period.
The decrease in loan originations was the result of decreased demand for mortgage loans, especially refinancing loans, due to increases in mortgage interest rates.

Net interest income increased by $400,000 for the three-month period ended March 31, 1995 versus the comparable period of 1994. This increase reflected an increase of approximately $465,000 of net interest income related to the operations of Doral Federal and a decrease of $65,000 from the mortgage banking operations of the Company. During the third quarter of 1994, the Company continued to realize a major percentage of total revenues from interest income associated with the Company's mortgage-backed securities inventory, resulting from an increase in the length of time for which the Company holds mortgage loans and mortgage-backed securities prior to sale a substantial portion of which is tax-exempt to the Company under Puerto Rico law. The implementation of this strategy has led to increases in the Company's net interest income and the amount of assets held for sale and a decrease in the Company's effective tax rate.

The Company continues to maintain and monitor its hedging program to manage the risk to the value of its mortgage-backed securities portfolio due to changes in interest rates. Net interest income totaled $5.6 million in the first quarter of 1995, versus $5.2 million a year earlier. Higher interest rates have negatively impacted the refinance market and have increased the likelihood that total mortgage production in Puerto Rico will continue to be lower than levels experienced by the industry during the first quarter of 1994. Because of the Company's ability to finance its mortgage-backed securities inventory with low-cost tax advantaged funds, the Company has made a strategic decision to compensate, in part, for the decrease in mortgage loan sales and fees by increasing net interest income through investment in mortgage- backed securities, an activity that improves net interest income while lowering the Company's effective tax rates.

The weighted average interest rate spread was 315 basis points during the first quarter of 1995 compared to 428 basis points for the comparable period of 1994.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income decreased 3% to $2.7 million for the quarter ended March 31, 1995 compared to $2.8 million for the same period in 1994. The decrease is primarily attributable to the sale of $200 million of servicing rights made in the fourth quarter 1994 and the higher amortization of excess servicing.

FFCC capitalizes as an asset an excess servicing fee on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than servicing fee normally permitted by FNMA, GNMA or FHLMC. The excess servicing fee receivable is recognized at the time of sale as an adjustment to the resulting gain or loss on the loans sold and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees." Amortization of excess servicing fee receivable is based on the amount and timing of estimated future cash flows. Amortization of such excess servicing fee receivable for each of the quarters ended March 31, 1995 and 1994 was approximately $217,000 and $68,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. The Company's servicing portfolio totaled $2.7 billion at March 31, 1995 compared to $2.5 billion at the same date a year ago. The Company's servicing portfolio at March 31, 1995 increased $100,000 over the December 31, 1994 level.

The cost of acquiring the rights to service mortgage loans is capitalized by the Company on its financial statements. The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Any unamortized balance related to rights sold is charged to income at time of sale. Capitalized purchased servicing rights are analyzed quarterly by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool-by- pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value of the purchased mortgage servicing rights (determined based on estimated future net cash flows discounted at current rates) will be less than their carrying amounts, an impairment is recognized by charging such excess to income. At March 31, 1995, the unamortized balance of purchased servicing rights approximates their fair value. The amortization of purchased mortgage servicing rights for the quarters ended March 31, 1995 and 1994 was $228,000 and $180,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses." The Company entered the Puerto Rico wholesale mortgage market during the second quarter of 1994 and during the first quarter of 1995 the Company purchased approximately $20 million in FHA and VA mortgages from third parties. As a result of such acquisitions, the Company capitalized approximately $305,000 in servicing rights during the first quarter of 1995.

Aggregate expenses for the quarter ended March 31, 1995, increased by approximately $5.4 million compared to the first quarter of 1994, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. Employee costs for the first quarter of 1995 were approximately $2.6 million compared to $1.8 million for the first quarter of 1994. This increase was due to the application of SFAS-91 which requires the Company to defer employee costs directly related to its loan origination activities. As a result of the large volume of loan originations experienced during the first quarter of 1994, a greater amount of employee costs were deferred pursuant to SFAS-91 during the first quarter of 1994 than the comparable period of 1995. Employee costs would have been $5.7 million and $7.6 million, respectively, for the quarters ended March 31, 1995 and 1994, but for the application of SFAS-91. See Note i to the Company's Consolidated Financial Statements contained herein. Advertising and telephone expenses decreased from first quarter 1994 levels in line with the reduction in the volume of originations. Increase in rent expenses are associated with prior year expansion activities.

The provision for income taxes decreased to $527,000 for the three-month period ended March 31, 1995, compared to $1,275,000 for the three-month period ended March 31, 1994, as a result of a decrease in the Company's effective tax rate. The decrease in the effective tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgages secured by real property in Puerto Rico and GNMA mortgage-backed securities consisting of such mortgages are tax exempt under Puerto Rico law.

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

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Stockholders Meeting of First Financial Caribbean Corporation was held on April 26, 1995. A quorum was obtained with 5,655,577 votes represented in person or by proxy, which represented approximately 78.5% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., Frederick
M. Danziger, John L. Ernst, A. Brean Murray and Victor M. Pons, Jr., were reelected for additional one-year terms. The following proposals were voted upon at the meeting with the following results:

Proposal 1:  Election of Directors

            NOMINEES FOR ONE-YEAR TERM       VOTES FOR      VOTES WITHHELD
            --------------------------       ---------      --------------
            Salomon Levis                    5,630,261          25,316

            Richard F. Bonini                5,630,267          25,310

            Edgar M. Cullman, Jr.            5,630,167          25,410

            Frederick M. Danziger            5,630,167          25,410

            John L. Ernst                    5,630,167          25,410

            Zoila Levis                      5,630,167          25,410

            A. Brean Murray                  5,622,999          25,578

            Victor M. Pons, Jr.              5,622,999          25,578


Proposal 2:  Ratification of the Appointment of Price Waterhouse as the
             Company's Independent Accountants for 1995.

             For:     5,640,853
             Against:     6,204
             Abstain:     8,520

      There were no broker non-votes with respect to any of the two proposals.

ITEM 5 - OTHER INFORMATION

      Dividend declaration

      On April 26, 1995, the Board of Directors authorized the declaration of a cash dividend of $ 0.2625 per share to be paid on June 30, 1995 to shareholders of record on June 11, 1995 of the Company's 10- 1/2% Cumulative Convertible Preferred Stock, Series A, and also authorized a quarterly $0.15 per share cash dividend to be paid on June 2, 1995 to shareholders of record as of May 9, 1995 of the Company's Common Stock. The Common Stock dividend reflected a $0.02 per share increase over the prior quarterly dividend.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 27 - Financial Data Schedule (for SEC use only)

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



                                   FIRST FINANCIAL CARIBBEAN CORPORATION
                                             (Registrant)



Date:  May 12, 1995                         /s/ Salomon Levis
                                 ---------------------------------------
                                                Salomon Levis
                                            Chairman of the Board
                                         and Chief Executive Officer



Date:  May 12, 1995                     /s/ Richard F. Bonini
                                 -----------------------------------------
                                            Richard F. Bonini
                                     Senior Executive Vice President
                                             and Secretary




Date:  May 12, 1995                       /s/ Luis Alvarado
                              ------------------------------------------
                                              Luis Alvarado
                                         Executive Vice President
                                       Chief Financial Officer and
                                       Principal Accounting Officer

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

                     27     Financial Data Schedule (for SEC use only)
