Form 10-Q
period 1995-06-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1995-08-10
CIK 840889

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                           -------------------------

                                  FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

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

                           Yes  X       No
                               ---        ---

Number of shares of Common Stock outstanding at June 30, 1995 - 7,215,570
                                                                ---------
===============================================================================

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                     INDEX

                                                                                                                     PAGE
                                              PART I - FINANCIAL INFORMATION

Item 1   -       Financial Statements
                 --------------------

                 Consolidated Balance Sheet as of June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . .  3

                 Consolidated Statement of Income and Retained Earnings - Quarters ended June 30, 1995 and June 30, 1994 and six months ended June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . .  4

                 Consolidated Statement of Cash Flows - Six-month period ended June 30, 1995 and June
                 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2   -       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  8
                 -------------------------------------------------------------------------------------


                                               PART II - OTHER INFORMATION

Item 1   -       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
                 -----------------

Item 2   -       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
                 ---------------------

Item 3   -       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
                 -------------------------------

Item 4   -       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 16
                 ---------------------------------------------------

Item 5   -       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
                 -----------------

Item 6   -       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
                 --------------------------------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                           June 30, 1995        December 31, 1994
                                                                            (unaudited)             (audited)
                                                                            -----------             ---------
      ASSETS
      ------
      Cash and cash equivalents                                            $ 64,112                 $ 35,916
      Mortgage loans held for sale, net                                     190,645                  263,773
      Mortgage-backed securities held for trading, net                      395,356                  319,204
      Mortgage-backed securities and investments held to maturity            72,776                   67,519
      Loans receivable, net                                                  52,583                   34,809
      Accounts receivable and mortgage servicing advances, net               10,534                    7,086
      Accrued interest receivable                                             8,408                    7,875
      Excess servicing fee receivable                                         9,510                    8,757
      Property, leasehold improvements and equipment, net                     6,846                    7,467
      Cost in excess of fair value of net assets acquired                     6,576                    6,609
      Real estate held for sale, net                                          2,325                    2,116
      Mortgage servicing rights, net                                          5,300                    3,543
      Prepaid expenses and other assets                                       6,308                    3,345
                                                                           --------                 --------

                                                                           $831,279                 $768,019
                                                                           ========                 ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
      Loans payable                                                        $243,691                 $282,761
      Securities sold under agreements to repurchase                        378,892                  303,730
      Deposit accounts                                                       88,700                   66,471
      Advances from Federal Home Loan Bank                                      413                      419
      Accounts payable and other liabilities                                 16,347                   17,793
      Income tax payable                                                        ---                    2,572
      Deferred tax liability                                                  5,254                    3,777
                                                                           --------                 --------

         Total liabilities                                                  733,297                  677,523
                                                                           --------                 --------
      Commitments and contingencies
                                                                           --------                 --------

      Stockholders' equity:
         10.5% Cumulative Convertible Preferred Stock, Series  A,
         $1.00 par value, 2,000,000 shares authorized; 180,697
         shares issued and outstanding (1994 - 204,329) (liquidating
         preference of $10 per share, aggregating $1,806,970)                   181                      204

         Common stock, $1.00 par value, 10,000,000 shares
         authorized; 7,229,570 shares issued and outstanding (1994-           7,230                    7,182
         7,182,306)
         Paid-in capital                                                     16,651                   16,675
         Retained earnings                                                   74,159                   66,706
                                                                           --------                 --------
                                                                             98,221                   90,767
         Treasury stock at par value, 14,000 shares                             (14)                     (14)
         Unearned compensation under employment contracts                      (225)                    (257)
                                                                           --------                 --------

         Total stockholders' equity                                          97,982                   90,496
                                                                           --------                 --------

                                                                           $831,279                 $768,019
                                                                           ========                 ========


         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                (In thousands of dollars, except per share data)
                                   Unaudited

                                                                  Quarter Ended           Six-Month Period Ended
                                                              --------------------       ------------------------
                                                              June 30,    June 30,         June 30,     June 30,
                                                                1995        1994             1995         1994
                                                                ----        ----             ----         ----
        Revenues:
           Mortgage loans sales and fees                     $ 1,210      $ 3,621         $ 3,705      $  7,096
           Servicing income                                    2,752        3,263           5,441         6,032
           Interest income                                    15,544       11,951          30,918        20,675
           Gain on sale of servicing rights                    3,623          ---           3,623           ---
           Rental and other income                               148          132             299           239
                                                             -------      -------         -------      --------
                                                              23,277       18,967          43,986        34,042
                                                             -------      -------         -------      --------
        Expenses:
           Interest                                           10,404        5,489          20,184         9,060
           Employee cost, net (See Note i)                     1,300        1,952           3,872         3,362
           Taxes, other than payroll and income taxes            287          321             523           604
           Maintenance                                           162          218             298           353
           Advertising                                           539        1,100             994         1,920
           Professional services                                 679          870           1,377         1,787
           Telephone                                             444          565             855         1,080
           Rent                                                  517          554           1,019           995
           Other, net (See Note i)                             1,799        2,061           3,761         5,341
                                                             -------      -------         -------      --------
                                                              16,131       13,130          32,883        24,502
                                                             -------      -------         -------      --------

        Income before income taxes and cumulative effect       7,146        5,837          11,103         9,540
        Income taxes:
           Current                                                59           94              59           202
           Deferred                                              950          958           1,477         1,245
                                                             -------      -------         -------      --------
                                                               1,009        1,052           1,536         1,447
                                                             -------      -------         -------      --------

        Income before cumulative effect                        6,137        4,785           9,567         8,093
        Cumulative effect of change in accounting
        principle-adoption of SFAS No. 115, net of income
        taxes of $880                                            ---          ---             ---         1,215
                                                             -------      -------         -------      --------

        Net income                                             6,137        4,785           9,567         9,308
        Retained earnings at beginning of period              69,153       56,756          66,706        53,219
           Less cash dividends paid:
             Convertible preferred stock                          48           82              97           168
             Common stock                                      1,083          903           2,017         1,803
                                                             -------      -------         -------      --------

        Retained earnings at end of period                   $74,159      $60,556        $ 74,159      $ 60,556
                                                             =======      =======        ========      ========
        Earnings per share:
        Primary:

        Income before cumulative effect                      $  0.84      $  0.68         $  1.32      $   1.15
        Cumulative effect                                        ---          ---             ---          0.18
                                                             -------      -------         -------      --------
           Net Income                                        $  0.84      $  0.68         $  1.32      $   1.33
                                                             =======      =======         =======      ========
        Fully Diluted:
        Income before cumulative effect                      $  0.81      $  0.63         $  1.26      $   1.07
        Cumulative effect                                        ---          ---             ---          0.16
                                                             -------      -------         -------      --------
           Net Income                                        $  0.81      $  0.63         $  1.26      $   1.23
                                                             =======      =======         =======      ========

        The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                              Six-Month Period Ended
                                                                                                     June 30,
                                                                                            ---------------------------
                                                                                                1995          1994
                                                                                                ----          ----
                                                                                                    (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  9,567      $  9,308
                                                                                             --------      --------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of excess servicing fee receivable  . . . . . . . . . . . . . . . . .          441           203
      Amortization of cost in excess of fair value of net assets acquired  . . . . . . .          188           164
      Amortization of mortgage servicing rights  . . . . . . . . . . . . . . . . . . . .          274           360
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .          774           690
      Gain on sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . . . .       (3,623)          ---
      Cumulative effect of change in accounting principle  . . . . . . . . . . . . . . .          ---        (1,215)
      Allowances for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          166           115
      Origination and purchases of mortgage loans held for sale  . . . . . . . . . . . .     (268,769)     (482,797)

      Principal repayment and sales of loans held for sale   . . . . . . . . . . . . . .      164,190       184,514

      Purchases of mortgage-backed securities held for trading . . . . . . . . . . . . .      (64,262)     (145,167)

      Principal repayments and sales of mortgage-backed securities held for trading  . .      165,818       356,217

      Increase in interest receivable  . . . . . . . . . . . . . . . . . . . . . . . . .         (533)       (3,120)
      Decrease in loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (73,805)       (4,576)
      Increase in loans payable related to securities sold not yet purchased . . . . . .       19,835           ---
      Increase in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          293           849
      Increase in securities sold under agreements to repurchase . . . . . . . . . . . .       75,162        99,720
      Decrease in payables and accrued liabilities . . . . . . . . . . . . . . . . . . .       (1,739)       (8,976)
      Decrease in income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,572)       (3,353)
      Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,477         1,245
      Amortization of unearned compensation under employment contracts . . . . . . . . .           32            32
                                                                                             --------      --------
        Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,347        (5,095)
                                                                                             --------      --------
      Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . .       22,914         4,213
                                                                                             --------      --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage-backed securities and investments held to maturity . . . . . .      (10,841)      (18,788)
    Principal repayments and sales of investments held to maturity . . . . . . . . . . .        5,584           331
    Origination of loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,166)       (6,206)
    Principal repayments of loans receivable . . . . . . . . . . . . . . . . . . . . . .        2,392           714
    (Increase) decrease in accounts receivable and mortgage servicing advances . . . . .       (3,614)          955
    Additions to excess servicing fee receivable . . . . . . . . . . . . . . . . . . . .       (1,194)       (1,603)
    Purchase of property, leasehold improvements and equipment . . . . . . . . . . . . .         (153)       (2,533)
    Additions to cost in excess of fair value of net assets acquired . . . . . . . . . .         (155)         (148)
    Proceeds from disposal of real estate held for sale  . . . . . . . . . . . . . . . .        1,159         1,422
    Acquisition of real estate held for sale . . . . . . . . . . . . . . . . . . . . . .       (1,368)         (829)
    Acquisition of mortgage servicing rights . . . . . . . . . . . . . . . . . . . . . .         (981)         (111)
    Originated mortgage servicing rights . . . . . . . . . . . . . . . . . . . . . . . .       (1,135)          ---
    Proceeds from sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . .        3,708           ---
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,963)       (1,334)
                                                                                             --------      --------
      Net cash used by investing activities  . . . . . . . . . . . . . . . . . . . . . .      (29,727)      (28,130)
                                                                                             --------      --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in loans payable related to senior secured term loan  . . . . . . . . . . .       14,900           ---
    Increase in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,229        13,774
    Dividends declared and paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,114)       (1,971)
    Repayment of advances from FHLB  . . . . . . . . . . . . . . . . . . . . . . . . . .           (6)         (906)
                                                                                             --------      --------
      Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .       35,009        10,897
                                                                                             --------      --------

    Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .       28,196       (13,020)

    Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .       35,916        37,307
                                                                                             --------      --------

    Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .     $ 64,112      $ 24,287
                                                                                             ========      ========


 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Noncash financing activities-conversion of preferred stock . . . . . . . . . . . . .     $    230      $  1,010
                                                                                             ========      ========

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash used to pay interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 19,891      $  8,211
                                                                                             ========      ========
    Cash used to pay income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,965      $  3,555
                                                                                             ========      ========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      a. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's 1994 Annual Report to Stockholders, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

      b. The results of operations for the quarter and six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

      d. Cash dividends per share paid for the quarter and six-month period ended June 30, 1995 and 1994 were as follows:

                                                 Quarter Ended             Six-Month Period Ended
                                                    June 30,                      June 30,
                                               ------------------           ---------------------
                                               1995         1994             1995          1994
                                               ----         ----             ----          ----
                 Series A Preferred Stock     $0.2625     $0.2625           $0.525        $0.525
                 Common Stock                 $0.15       $0.13             $0.28         $0.26

      e. At June 30, 1995, escrow funds include approximately $19.7 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $12.5 million deposited with other banks which are excluded from the Company's assets and liabilities

      f. Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

      g. Investments held to maturity consist of GNMA, FNMA and FHLMC mortgage-backed securities, U.S. Treasury Notes, Federal Home Loan Bank Notes and collateralized mortgage obligations.

      h. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:

                                                      Quarter Ended                 Six-Month Period Ended
                                                         June 30,                          June 30,
                                              ------------------------------       -------------------------
                                                  1995              1994               1995          1994
                                                  ----              ----               ----          ----
                         Primary               7,211,514          6,950,264          7,198,324    6,895,660
                         Fully diluted         7,576,964          7,576,964          7,576,964    7,576,964


      i. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS-91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $6.5 million and $8.1 million, respectively, for the quarters ended June 30, 1995 and 1994, and $12.2 million and $15.8 million, respectively, for the six month periods ended June 30, 1995 and June 30, 1994, except for the application of SFAS-91. Other expenses would have been $2.8 million and $3.1 million, respectively, for the quarters ended June 30, 1995 and 1994, and $5.5 million and $7.4 million, respectively, for the six month periods ended June 30, 1995 and June 30, 1994, except for the application of SFAS-91.

           Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS-91.



                                                             Quarter Ended           Six-Month Period Ended
                                                                June 30,                   June 30,
                                                          ----------------------   ------------------------
                                                            1995        1994           1995        1994
                                                            ----        ----           ----        ----
                         Employee Costs                    $5,226      $6,186         $ 8,354     $12,376
                         Other Costs                          975         987           1,806       2,060
                                                           ------      ------         -------     -------

                                                           $6,201      $7,173         $10,160     $14,436
                                                           ======      ======         =======     =======


      j. On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), an amendment to SFAS No. 65. The Company elected to adopt this standard for its financial statement reporting in the second quarter of 1995. SFAS No. 122 prohibits retroactive application to 1994. Accordingly, the Company's financial statement reporting for the first quarter of 1995 and for the quarter and six-month period ended June 30, 1994 was accounted for under the original SFAS No. 65 and such results are not directly comparable to the results for the quarter and six months ended June 30, 1995 with respect to this specific matter.

           The Company realized additional net income of approximately $320,000 as a result of the adoption of SFAS No. 122. If the Company had not applied SFAS No. 122 in the second quarter of 1995, the Company would have reported a net income of approximately $9.3 million for the six-month period ended June 30, 1995 and approximately $5.8 million for the quarter then ended; and earnings per common share would have been $1.28 and $1.22 on a primary and fully-diluted basis, respectively, for the six-month period ended June 30, 1995 (and $0.81 and $0.77 on a primary and fully-diluted basis, respectively, for the quarter then ended).

           SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created during the second quarter, the Company used the market prices under comparable servicing sale contracts.

           In determining servicing value impairment at the end of the quarter, the post-implementation originated servicing portfolio and the purchased servicing portfolio were disaggregated into their predominant risk characteristics. The Company has determined those risk characteristics to be loan type and investor type. The portfolio was then valued using market prices under comparable servicing sale contracts when available, or alternatively, using the same model as was used to originally determine the fair value at origination or date of purchase, using current assumptions. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required. The Company determined that no reserve for impairment was required as of June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires continuous access to short term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit (secured by pledges of its loans and mortgage-backed securities in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on privately-placed financings and public offerings of preferred and common stock. In addition, the Company recently entered into a syndicated bank agreement which included a revolving credit facility and servicing secured facility which are discussed in greater detail below.

Total liabilities were approximately 7.5 times stockholders' equity at June 30, 1995 and December 31, 1994. The Company's leverage at June 30, 1995 reflects a decrease in loans payable as compared to December 31, 1994 which was partially offset by an increase in securities sold under agreements to repurchase.

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. FFCC held mortgage loans (including mortgage loans converted into mortgage-backed securities) prior to sale for an average period of approximately 354 days for the six-month period ended June 30, 1995 and 212 days during the year ended December 31, 1994. The increase in the days mortgage loans were held prior to sale was due to higher levels of mortgage-backed securities held for trading resulting from a decision made by the Company to hold such mortgage-backed securities for longer periods of time prior to sale in order to maximize net interest income. At June 30, 1995 and December 31, 1994, FFCC had available warehousing lines of credit of $195 million and $92 million, respectively. At June 30, 1995 and December 31, 1994, FFCC had used approximately $20.7 million and $79.6 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At June 30, 1995, FFCC had used approximately $357.6 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks.

Also included among FFCC's credit facilities are gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At June 30, 1995 and December 31, 1994, FFCC had available gestation facilities of $450.0 million and $300.0 million, respectively. At June 30, 1995 and December 31, 1994, FFCC had used approximately $171.2 million and $196.0 million, respectively, of credit available under its gestation facilities. Approximately $149.9 million of the $171.2 million used by the Company at June 30, 1995 was used to finance mortgage loans while approximately $21.3 million was used to finance mortgage-backed securities. Borrowings under gestation credit facilities used to finance whole loans are classified as "Loans payable" on the Company's Consolidated Balance Sheet while borrowings under such credit facilities used to finance mortgage-backed securities are classified as "Securities sold under agreements to repurchase."

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 7.3% and 5.9%, respectively, for the six-month period ended June 30, 1995 compared to 5.7% for warehousing lines of credit and 4.3% for repurchase agreements in each case for the year ended December 31, 1994.

On June 30, 1995, FFCC entered into a syndicated credit agreement (the "Credit Agreement") with six banks providing for three credit facilities totaling up to $125 million. The credit facilities were structured by Bankers Trust Company, as administrative and syndicate agent. The three facilities include: (i) a $100 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities, (ii) a $7 million secured one-year revolving credit facility to provide financing for receivables and working capital needs, and (iii) an $18 million five-year senior secured term loan, secured with a portion of the Company's servicing portfolio, to finance the acquisition of additional servicing rights and general working capital purposes. The amounts available under the Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility, receivables relating to servicing advances and real estate owned for the second facility and mortgage servicing rights for the third facility.

Certain of the debt obligations of FFCC, including the Credit Agreement, contain various provisions that may affect the ability of FFCC to pay dividends and remain in compliance with such obligation. These provisions include, among others, requirements containing minimum net worth, debt to equity ratios, ratio of quarterly net income to debt service and dividends, maintenance of a minimum servicing portfolio and other financial covenants. These provisions are not expected to have an adverse impact on the ability of the Company to pay dividends. At June 30, 1995, FFCC had drawn $14.9 million of the five-year senior secured term loan which is due and payable on June 30, 2000 and bears interest at a variable rate of interest (8 3/8% at June 30, 1995). This borrowing is classified as "Loans Payable" on the Company's Consolidated Balance Sheet.

As of June 30, 1995, Doral Federal met all its fully phased-in capital requirements (i.e., tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and risk-based capital at least 8% of risk adjusted assets). As of June 30, 1995 Doral Federal had tangible capital and core capital of $6.5 million or approximately 6.3% of adjusted assets. As of such date, Doral Federal had risk-based capital of $6.5 million or 14.2% of risk adjusted assets.

Doral Federal obtains funding for its lending activities through the receipt of deposits and to a lesser extent from other borrowings such as Federal Home Loan Bank advances and repurchase agreements with brokerage houses. At June 30, 1995, Doral Federal held $89 million in deposits at a weighted average interest rate of 3.48%. Doral

Federal, as a member of Federal Home Loan Bank of New York (the "FHLB-NY"), also has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Such advances must be secured by qualifying assets with a value equal to between 105% to 115% of the advances. At June 30, 1995, Doral Federal had $403,000 in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 4.47%.

The Company also has entered into servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers. These agreements require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days. During the six-month period ended June 30, 1995, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $4.8 million.

During the six-month period ended June 30, 1995, the Company collected an average of approximately $900,000 per month in net servicing fees, including late charges. At June 30, 1995 and December 31, 1994, the servicing portfolio amounted to approximately $2.5 billion and $2.6 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties.

FFCC generally has been able to provide for its growth and expansion and for continued liquidity with funds from short-term borrowings and revenues from operations. FFCC expects that it will continue to have adequate liquidity arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

Cash Flows

The interim Consolidated Statement of Cash Flows reflect the working capital needs of the Company. Operating activities provided approximately $22.9 million of net cash during the six-month period ended June 30, 1995, versus approximately $4.2 million in the comparable period of 1994. The major changes in cash flow for the first six months of 1995 compared to 1994 were primarily related to a net increase of approximately $3.0 million in the Company's portfolio of mortgage loans held for sale and mortgage-backed securities held for trading. This increase resulted in a net increase in related borrowings of $1.4 million reflecting increased use of repurchase and gestation lines of credit which require lower collateralization levels than bank warehousing lines of credits. In addition, the Company incurred $19.8 million in liabilities related to securities sold not yet purchased in connection with its interest rate risk management strategy.

Investing activities used cash of approximately $29.7 million in the first half of 1995 due primarily to net originations of loans receivable of approximately $17.8 million. The Company capitalized $2.1 million of mortgage servicing rights during the first six months of 1995 related to wholesale mortgage loan purchases and implementation in the second quarter of SFAS No. 122. When the Company purchases mortgage loans together with the related servicing rights, a portion of the purchase price is allocated to the servicing rights acquired. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the related mortgage servicing right based on its fair value relative to the loan as a whole. Investing activities also reflected an increase in short term servicing advances and accounts receivable of $3.6 million.

During the first six months of 1995, financing activities provided approximately $35.0 million of net cash due to additional deposits amounting to approximately $22.2 million received by Doral Federal, the Company's thrift subsidiary, $14.9 from the proceeds of a senior secured term loan obtained under the Credit Agreement, net of dividend payments of approximately $2.1 million.

ASSETS AND LIABILITIES

At June 30, 1995, total assets were $831 million compared to $768 million at December 31, 1994. This increase was due to several factors of which the most important include an increase of $18 million in loans receivable held at Doral Federal, a $28.2 million increase in cash and cash equivalents and a net increase of $3.0 million in mortgage loans held for sale and mortgage-backed securities held for trading. Total liabilities were $732 million at June 30, 1995 compared to $678 million at December 31, 1994. This increase was largely the result of an increase in securities sold under agreements to repurchase related to the financing of the higher level of mortgage-backed securities held for trading and to maturity.

As of June 30, 1995, Doral Federal had $104 million in assets compared to $86 million at December 31, 1994. This increase was due primarily to an increase of $18 million in loans receivable. Loans receivable and investments owned by Doral Federal are classified as held to maturity. At June 30, 1995, Doral Federal's deposit accounts totalled $88.7 million compared to $66.5 million at December 31, 1994. Deposit accounts include $19.7 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from FFCC's servicing operations. All other deposits at June 30, 1995, are retail deposits, most of them in the form of certificates of deposit. The increase in deposits is due to an aggressive campaign to attract funds by offering competitive interest rates.

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

FFCC attempts to minimize this interest rate risk through the use of forward commitments and other hedging techniques. In the case of FNMA and FHLMC conforming loans and FNMA, FHLMC mortgage-backed securities, and to a lesser extent, GNMA mortgage-backed securities, the Company may obtain commitments for the purchase of loans or mortgage-backed securities at the time it fixes the interest rates on the loans. In the case of GNMA mortgage-backed securities, the Company normally holds such securities for longer periods prior to sale in order to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. The Company has in place long-term repurchase agreements secured by certain GNMA certificates with a principal amount of approximately $36.3 million. The Company does not hedge such GNMA certificates because they are financed pursuant to long-term repurchase agreements. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of such securities under Puerto Rico law.

In the case of FNMA and FHLMC conforming loans and mortgage-backed securities not subject to long term repurchase agreements, the Company also seeks to protect itself from interest rate risk by purchasing options on interest rate sensitive instruments such as eurodollar certificates of deposit, futures contracts and, to a lesser extent, options on treasury bond futures contracts. Contracts designated as trading hedges are marked-to-market on a monthly basis with the resulting gains and losses charged to operations. Changes in the market value of futures contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the book value of the asset or liability being hedged. The level of investment in such options is increased or decreased as interest rates change and may reach significant levels relative to the Company's portfolio of mortgage loans and mortgage-backed securities.
In the future, FFCC may utilize alternative hedging techniques including futures, options or other synthetically created hedge vehicles to help mitigate interest rate and market risk. There can be no assurance, however, that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected. Losses on hedging activities are generally indicative of higher profits realized on the sale of mortgage loans and mortgage-backed securities.

At June 30, 1995, investments held to maturity consisted of GNMA, FNMA and FHLMC mortgage-backed securities, U.S. Treasury Notes, Federal Home Loan Bank Notes and collateralized mortgage obligations. The Company has the intent and ability to hold the investments to maturity by obtaining continuing financing under its existing credit facilities. A portion of these securities are held at Doral Federal and the maturity of such securities generally have been matched against deposits.

As of June 30, 1995, FFCC held $2.3 million of real estate owned, compared to $2.1 million as of December 31, 1994.

RESULTS OF OPERATIONS FOR QUARTERS ENDED JUNE 30, 1995 AND 1994

Net income for the quarter ended June 30, 1995 increased to $6.1 million from $4.8 million for the comparable period of 1994. Earnings for the second quarter of 1995 reflected a $3.6 million gain on a pre-tax basis from the sale of approximately $208 million of servicing rights. No such sales were made during the second quarter of 1994. Doral Federal contributed approximately $311,000 in net income for the second quarter of 1995 compared to $69,000 for the second quarter of 1994.

Results for the second quarter of 1995 reflect the adoption by the Company, as of April 1, 1995, of SFAS No. 122. See Note j to "Notes to Consolidated Financial Statements (Unaudited)" herein. Additional net income of approximately $320,000 was realized as a result of the adoption of this prouncement. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly results for the quarter ended June 30, 1995 are not directly comparable to the quarter ended June 30, 1994 with respect to the application of SFAS No. 122.

Revenues from mortgage loan sales and origination fees decreased to $1.2 million for the quarter ended June 30, 1995 from $3.6 million for the comparable period of 1994. This decrease was due to a lower level of loan originations and hedging losses of approximately $2.3 million for the quarter ended June 30, 1995, compared to hedging gains of $848,000 for the quarter ended June 30, 1994. Hedging losses reflect the decrease in interest rates experienced during the period. Mortgage loan sales and fees for the quarter ended June 30, 1995, included approximately $1.6 million relating to gross unrealized gains of the Company's mortgage-backed securities held for trading portfolio experienced during the quarter compared to a reduction in mortgage loan sales and fees of approximately $800,000 from gross unrealized losses on mortgage-backed securities held for trading during the second quarter of 1994. As a result of the adoption of SFAS No. 115, unrealized gains and losses on mortgage-backed securities held for trading after January 1, 1994 are included in earnings as a component of mortgage loan sales and fees. Mortgage loan sales and fees also reflect the adoption during the second quarter of SFAS No. 122, which requires the recognition of internally originated servicing rights ("OMSRs"). Under prior accounting practices, OMSRs were not recognized as assets and were charged to earnings when the related loan was sold. SFAS No. 122 has the effect of increasing gains on sales of mortgages by requiring that the carrying cost of the loan be reduced by the amount allocated to the related OMSRs. Mortgage loan sales include approximately $550,000 as a result of the adoption of SFAS No. 122.

The Company entered the Puerto Rico wholesale mortgage loan purchase market during the second quarter of 1994 to diversify its sources of loan production and compensate for the decrease in the volume caused by higher interest rates and increased competition. The total volume of loans originated and purchased was $145 million for the three-month period ended June 30, 1995 compared to $252 million for the three-month period ended June 30, 1994. The total volume of loans purchased was approximately $24 million for the three-month period ended June 30, 1995 compared to $6 million for the comparable period of 1994. The decrease in loan originations was the result of decreased demand for mortgage loans, especially refinancing loans, resulting principally from increases in interest rates.

Net interest income decreased by $1.3 million for the three-month period ended June 30, 1995 versus the comparable period of 1994. The decrease in net interest income for the quarter reflects decreased interest spreads as mortgage interest rates have declined more rapidly than short-term interest rates payable on warehousing and repurchase agreements line of credit. During the second quarter of 1995, the Company continued to realize a major percentage of total revenues from interest income associated with the Company's mortgage-backed securities inventory, resulting from an increase in the length of time for which the Company holds mortgage loans and mortgage-backed securities prior to sale, a substantial portion of which is tax-exempt to the Company under Puerto Rico law. The implementation of this strategy has led to increases in the Company's net interest income and the amount of assets held for sale and a decrease in the Company's effective tax rate.

The Company continues to maintain and monitor its hedging program to manage the risk to the value of its mortgage-backed securities portfolio due to changes in interest rates. Net interest income totaled $5.1 million in the second quarter of 1995, versus $6.5 million a year earlier. Continued weakness in the refinance market will likely cause total mortgage production in Puerto Rico to continue to be lower than levels experienced by the industry during 1994. Because of the Company's ability to finance its mortgage-backed securities inventory with low-cost tax advantaged funds, the Company has made a strategic decision to compensate, in part, for the decrease in mortgage loan sales and fees by increasing net interest income through investment in mortgage-backed securities, an activity that improves net interest income while lowering the Company's effective tax rates.

The weighted average interest rate spread was 289 basis points during the second quarter of 1995 compared to 454 basis points for the comparable period of 1994.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income decreased 16% to $2.8 million for the quarter ended June 30, 1995 compared to $3.3 million for the same period in 1994. The decrease is primarily attributable to sales totalling approximately $400 million of servicing rights made in the fourth quarter 1994 and second quarter of 1995 and the higher amortization of excess servicing.
The Company's servicing portfolio totaled $2.5 billion at June 30, 1995 compared to $2.6 billion at the same date a year ago. The Company's servicing portfolio at June 30, 1995 decreased $100,000 over the December 31, 1994 level.

FFCC capitalizes as an asset an excess servicing fee on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than servicing fee normally permitted by FNMA, GNMA or FHLMC. The excess servicing fee receivable is recognized at the time of sale as an adjustment to the resulting gain or loss on the loans sold and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees." Amortization of excess servicing fee receivable is based on the amount and timing of estimated future cash flows. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. Amortization of such excess servicing fee receivable for each of the quarters ended June 30, 1995 and 1994 was approximately $224,000 and $135,000, respectively.

The cost of acquiring the rights to service mortgage loans is capitalized by the Company on its financial statements. The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Any unamortized balance related to rights sold is charged to income at time of sale. Capitalized purchased servicing rights are analyzed quarterly by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool-by-pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value of the purchased mortgage servicing rights (determined based on estimated future net cash flows discounted at current rates) will be less than their carrying amounts, an impairment is recognized by charging such excess to income. Effective April 1, 1995, with the adoption of SFAS No. 122, the Company is also required to capitalize and amortize OMSRs in the same manner as purchased mortgage servicing rights. See Note j to "Notes to Consolidated Financial Statements (Unaudited)" herein. At June 30, 1995, the unamortized balance of servicing rights approximates their fair value. The amortization of mortgage servicing rights for the quarters ended June 30, 1995 and 1994 was $46,000 and $180,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses." During the second quarter of 1995, the Company purchased approximately $23.8 million in FHA-insured and VA-guaranteed mortgages from third parties. As a result of such acquisitions, the Company capitalized approximately $595,000 in servicing rights during the second quarter of 1995. In addition, as the result of the adoption of SFAS No. 122 during the second quarter, the Company capitalized approximately $1.2 million in OMSR for the quarter.

Aggregate expenses for the quarter ended June 30, 1995, increased by approximately $3.0 million compared to the first quarter of 1994, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. All other expenses associated with the loan origination and general and administrative decreased to $5.7 million for the quarter ended June 30, 1995 compared to $7.6 million a year ago in line with the reduction in the volume of mortgage loan originations.

The provision for income taxes decreased to $1 million for the three-month period ended June 30, 1995, compared to $1.1 million for the three-month period ended June 30, 1994, as a result of a decrease in the Company's effective tax rate. The decrease in the effective tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgages secured by real property in Puerto Rico and GNMA mortgage-backed securities consisting of such mortgages are tax exempt under Puerto Rico law.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

The Company's net income for the six months ended June 30, 1995, increased to $9.6 million, compared to $9.3 million for the corresponding period in 1994. Consolidated results for the 1995 periods include the operations of Doral Federal which was acquired by the Company in September 1993. For the six-month period ended June 30, 1995, Doral Federal's net income amounted to approximately $574,000 compared to $2,000 for the six months ended June 30, 1994. Results for the first six months of 1995 reflect the adoption by the Company as of April 1, 1995 of SFAS No. 122. An additional net income of approximately $320,000 was realized for the six months ended June 30, 1995, as a result of the adoption of SFAS No. 122. Since SFAS No. 122 does not permit retroactive application the results for the first six months of 1995 and 1994 are not directly comparable. Earnings for the first six months of 1995 reflected a $3.6 million gain from the sale of mortgage servicing rights. No such sales were made in the first six months of 1994. Six months results for 1994 include a benefit of $1.2 million from the cumulative effect of the adoption of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.

Revenues from mortgage loan sales and fees decreased 47% to $3.7 million from $7.1 a year ago. This decrease was due to a lower volume of loan originations. The decrease also reflected hedging losses of approximately $3.3 million for the first six months of 1995 compared to hedging gains of $1.1 million for the first six months of 1994. Hedging losses reflect the decrease in interest rates experienced during the period. The total volume of loans originated and purchased was approximately $289 million for the six-month period ended June 30, 1995 compared to approximately $486 million for the six-month period ended June 30, 1994. The decrease of 41% in loan originations and purchases was the result of decreased demand for mortgage loans, including refinancing loans. Refinancing loans comprised 37% of production in the first six-months of 1995 compared to 68% for the same period in 1994. Mortgage loan sales and fees also reflect approximately $550,000 of additional gain on sale of mortgage loans as the result of the adoption of SFAS No. 122 during the second quarter.

Following the adoption of SFAS No. 115, effective January 1, 1994, unrealized gains and losses on holdings of trading securities are included in earnings as a component of mortgage loan sales and fees. Mortgage loan sales and fees for the six-month period ended June 30, 1995, included $2.3 million gross unrealized gains on the Company's trading securities portfolio during such period compared to $1.0 million of gross unrealized losses for the comparable period of 1994.

Net interest income decreased by approximately $880,000 or 8% for the six-month period ended June 30, 1995 versus the comparable period of 1994. The decrease in net interest income for the six month period reflects decreased interest spreads as mortgage interest rates have declined more rapidly than short-term interest rates payable on warehousing and repurchase agreement lines of credit. The weighted average interest rate spread was 302 basis points during the six months ended June 30, 1995 compared to 447 basis points for the comparable period of 1994.

Loan servicing income decreased 10% to $5.4 million for the six-month period ended June 30, 1995 compared to $6.0 million for the same period in 1994. The decrease in loan servicing income is due primarily to the sale of approximate-ly $400 million of servicing rights made in the fourth quarter of 1994 and second quarter of 1995 and higher amortization of excess servicing portfolio. Amortization of excess servicing fee receivable for each of the six-month period ended June 30, 1995 and 1994 was approximately $441,000 and $203,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. For the six-month periods ended June 30, 1995 and 1994, amortization of mortgage servicing rights was $274,000 and $360,000, respectively. Amortization of servicing rights is recorded as a component of "Other Expenses." Effective April 1, 1995, with the adoption of SFAS No. 122, OMSRs must be amortized in the same manner as purchased mortgage servicing rights.

Aggregate expenses for the six months period ended June 30, 1995 increased by $8.3 million compared to the same period for 1994, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. Loan origination, general and administrative expenses decreased by $2.7 million compared to the same period for 1994, in line with the reduction in the volume of mortgage loan originations.

The provision for income taxes decreased to $1.5 million for the six-month period ended June 30, 1995, compared to $2.3 million for the six-months ended June 30, 1994, including $880,000 attributed to the cumulative effect of adopting SFAS No. 115, due to a decrease in the effective tax rate from 23% to 14%. The decrease in the effective income tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgage loans secured by residential property in Puerto Rico and GNMA mortgage-backed securities composed of such loans is tax exempt under Puerto Rico law.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FIRST FINANCIAL CARIBBEAN CORPORATION
                                              (Registrant)



Date:  August 10, 1995                       /s/ Salomon Levis
                                 ----------------------------------------
                                                 Salomon Levis
                                             Chairman of the Board
                                          and Chief Executive Officer



Date:  August 10, 1995                   /s/ Richard F. Bonini
                                -----------------------------------------
                                             Richard F. Bonini
                                      Senior Executive Vice President
                                              and Secretary




Date:  August 10, 1995                     /s/ Luis Alvarado
                               ------------------------------------------
                                               Luis Alvarado
                                          Executive Vice President
                                        Chief Financial Officer and
                                        Principal Accounting Officer

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

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5 - OTHER INFORMATION

      Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 10.61 - Credit Agreement, dated as of June 30, 1995, between FFCC, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as Agent.

           Exhibit 27 - Financial Data Schedule (for SEC use only).

      (b)  Reports on Form 8-K

           None.

                               INDEX TO EXHIBITS


                                                                                                    SEQUENTIALLY
         EXHIBIT                                                                                      NUMBERED
         NUMBER                                         DESCRIPTION                                     PAGE
         ------                                         -----------                                     ----
          10.61      -      Credit Agreement, dated as of June 30, 1995, between FFCC, Doral
                            Mortgage Corporation, the lenders party thereto and Bankers
                            Trust Company, as Agent

           27        -      Financial Data Schedule (for SEC use only)