Form 10-Q
period 1995-09-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1995-11-02
CIK 840889

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                            --------------------
                                  FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ---------------

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

Number of shares of Common Stock outstanding at September 30, 1995 - 7,229,630
                                                                     ---------

================================================================================

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                     INDEX

                                                                                                                     PAGE

                                              PART I - FINANCIAL INFORMATION
Item 1   -       Financial Statements

                 Consolidated Balance Sheet as of September 30, 1995 and December 31, 1994  . . . . . . . . . . . . .  3

                 Consolidated Statement of Income and Retained Earnings - Quarters ended September 30,
                 1995 and September 30, 1994 and nine-month period ended September 30, 1995 and
                 September 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Statement of Cash Flows - Nine-month period ended September 30, 1995 and
                 September 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2   -       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  8


                                               PART II - OTHER INFORMATION

Item 1   -       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 2   -       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 3   -       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 4   -       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 5   -       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 6   -       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                   September 30, 1995     December 31, 1994
                                                                      (unaudited)             (audited)
                                                                      -----------             ---------
ASSETS
------
Cash and cash equivalents                                              $ 57,595               $ 35,916
Mortgage loans held for sale, net                                       183,955                263,773
Mortgage-backed securities held for trading, net                        381,363                319,204
Mortgage-backed securities and investments held to maturity              75,247                 67,519
Loans receivable, net                                                    63,171                 34,809
Accounts receivable and mortgage servicing advances, net                 13,064                  7,086
Accrued interest receivable                                               6,882                  7,875
Excess servicing fee receivable                                          10,439                  8,757
Property, leasehold improvements and equipment, net                       6,692                  7,467
Cost in excess of fair value of net assets acquired                       6,536                  6,609
Real estate held for sale, net                                            2,044                  2,116
Mortgage servicing rights, net                                            7,781                  3,543
Prepaid expenses and other assets                                         6,376                  3,345
                                                                       --------               --------

   Total assets                                                        $821,145               $768,019
                                                                       ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Loans payable                                                          $219,306               $282,761
Securities sold under agreements to repurchase                          361,977                303,730
Convertible Subordinated Debentures                                       6,646                     --
Deposit accounts                                                         99,090                 66,471
Advances from Federal Home Loan Bank                                     10,410                    419
Accounts payable and other liabilities                                   16,011                 17,793
Income tax payable                                                          305                  2,572
Deferred tax liability                                                    5,609                  3,777
                                                                       --------               --------

   Total liabilities                                                    719,354                677,523
                                                                       --------               --------

Commitments and contingencies
                                                                       --------               --------

Stockholders' equity:
   10.5% Cumulative  Convertible  Preferred  Stock,  Series  A,
   $1.00  par  value,  2,000,000  shares  authorized;   173,667
   shares issued and outstanding (1994 - 204,329)  (liquidating
   preference of $10 per share, aggregating $1,806,970)                     174                    204

   Common   stock,   $1.00   par   value,   10,000,000   shares
   authorized; 7,243,630 shares issued  and outstanding  (1994-           7,244                  7,182
   7,182,306)
   Paid-in capital                                                       16,644                 16,675
   Retained earnings                                                     77,952                 66,706
                                                                       --------               --------
                                                                        102,014                 90,767
   Treasury stock at par value, 14,000 shares                              (14)                   (14)
   Unearned compensation under employment contracts                        (209)                 (257)
                                                                       --------              --------

   Total stockholders' equity                                           101,791                90,496
                                                                       --------              --------

                                                                       $821,145              $768,019
                                                                       ========              ========


         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                (In thousands of dollars, except per share data)
                                   Unaudited

                                                              Quarter Ended                  Nine-Month Period Ended
                                                      -----------------------------       -----------------------------
                                                      September 30,   September 30,       September 30,   September 30,
                                                          1995            1994                 1995           1994
                                                          ----            ----                 ----           ----
Revenues:
  Mortgage loans sales and fees                       $ 4,899         $ 2,704              $ 8,604        $ 9,800
  Servicing income                                      2,603           2,731                8,044          8,764
  Interest income                                      15,749          12,301               46,667         32,976
  Gain on sale of servicing rights                        ---             ---                3,623           ---
  Rental and other income                                 114             128                  413            366
                                                      -------         -------              -------        -------
                                                       23,365          17,864               67,351         51,906
                                                      -------         -------              -------        -------
Expenses:
  Interest                                             11,708           6,603               31,892         15,662
  Employee cost, net (See Note i)                       1,081             648                4,953          4,011
  Taxes, other than payroll and income taxes              279             293                  802            649
  Maintenance                                             180             201                  478            555
  Advertising                                             586           1,264                1,580          3,206
  Professional services                                   667             649                2,044          2,303
  Telephone                                               423             451                1,278          1,530
  Rent                                                    531             666                1,550          2,024
  Other, net (See Note i)                               2,542           2,536                6,303          7,872
                                                      -------         -------              -------        -------
                                                       17,997          13,311               50,880         37,812
                                                      -------         -------              -------        -------

Income before income taxes and cumulative effect
Income taxes:                                           5,368           4,553               16,471         14,094
                                                      -------         -------              -------        -------
  Current                                                  85             159                  144            361
  Deferred                                                355             512                1,832          1,757
                                                      -------         -------              -------        -------
                                                          440             671                1,976          2,118
                                                      -------         -------              -------        -------
Income before cumulative effect                         4,928           3,882               14,495         11,976


Cumulative effect of change in accounting
principle-adoption of SFAS No. 115, net of income
taxes of $880                                             ---             ---                  ---          1,215
                                                      -------         -------              -------        -------

Net income                                              4,928           3,882               14,495         13,191
Retained earnings at beginning of period               74,159          60,556               66,706         53,219
  Less cash dividends paid:
     Convertible preferred stock                           47              79                  144            248
     Common stock                                       1,088             906                3,105          2,709
                                                      -------         -------              -------        -------
Retained earnings at end of period                    $77,952         $63,453              $77,952        $63,453
                                                      =======         =======              =======        =======
Earnings per share:
Primary:

  Income before cumulative effect                     $  0.68         $  0.54              $  1.99        $  1.68
  Cumulative effect                                       ---             ---                  ---            .17
                                                      -------         -------              -------        -------
  Net Income                                          $  0.68         $  0.54              $  1.99        $  1.85
                                                      =======         =======              =======        =======

Fully Diluted:
  Income before cumulative effect                     $  0.65         $  0.51              $  1.91          $1.58
  Cumulative effect                                       ---             ---                  ---            .16
                                                      -------         -------              -------        -------
  Net Income                                          $  0.65         $  0.51              $  1.91        $  1.74
                                                      =======         =======              =======        =======

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                              Nine-Month Period Ended
                                                                                                   September 30,
                                                                                             -------------------------
                                                                                                1995           1994
                                                                                                ----           ----
                                                                                                    (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   14,495       $  13,191
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of excess servicing fee receivable  . . . . . . . . . . . . . . . . .            634             348
      Amortization of cost in excess of fair value of net assets acquired  . . . . . . .            282             296
      Amortization of mortgage servicing rights  . . . . . . . . . . . . . . . . . . . .            399             540
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,287           1,116
      Gain on sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . . . .         (3,623)            ---
      Cumulative effect of change in accounting principle  . . . . . . . . . . . . . . .            ---          (1,215)
      Allowances for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            229             206
      Origination and purchases of mortgage loans held for sale  . . . . . . . . . . . .       (386,061)       (639,639)
      Principal repayment and sales of loans held for sale   . . . . . . . . . . . . . .        208,754         177,450
      Purchases of mortgage-backed securities held for trading . . . . . . . . . . . . .        (68,528)       (199,864)
      Principal repayments and sales of mortgage-backed securities held for trading  . .        259,854         520,018
      Decrease (increase) in interest receivable . . . . . . . . . . . . . . . . . . . .            992          (2,499)
      (Decrease) increase in loans payable . . . . . . . . . . . . . . . . . . . . . . .       (100,445)         37,174
      Increase in loans payable related to securities sold not yet purchased . . . . . .         22,090             ---
      Increase in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            339             239
      Increase in securities sold under agreements to repurchase . . . . . . . . . . . .         58,247         156,882
      Decrease in payables and accrued liabilities . . . . . . . . . . . . . . . . . . .         (2,121)        (13,343)
      Decrease in income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,267)         (2,947)
      Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,832           2,637
      Amortization of unearned compensation under employment contracts . . . . . . . . .             48              49
                                                                                             ----------       ---------
        Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,058)         37,448
                                                                                             -----------      ---------
      Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . .          6,437          50,639
                                                                                             ----------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage-backed securities and investments held to maturity . . . . . .        ( 5,855)        (60,941)
    Principal repayments of investments held to maturity . . . . . . . . . . . . . . . .          1,768             302
    Origination of loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .        (36,354)         (9,901)
    Principal repayments of loans receivable . . . . . . . . . . . . . . . . . . . . . .          7,992           1,552
    Increase in accounts receivable and mortgage servicing advances  . . . . . . . . . .         (6,207)            (50)
    Additions to excess servicing fee receivable . . . . . . . . . . . . . . . . . . . .         (2,316)         (2,472)
    Purchase of property, leasehold improvements and equipment . . . . . . . . . . . . .           (512)         (3,010)
    Additions to cost in excess of fair value of net assets acquired . . . . . . . . . .           (209)           (185)
    Proceeds from disposal of real estate held for sale  . . . . . . . . . . . . . . . .          1,392            2,300
    Acquisition of real estate held for sale . . . . . . . . . . . . . . . . . . . . . .         (1,321)         (1,718)
    Increase in mortgage servicing rights  . . . . . . . . . . . . . . . . . . . . . . .         (4,722)           (626)
    Proceeds from sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . .          3,708             ---
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,031)         (1,245)
                                                                                             -----------      ---------
      Net cash used by investing activities  . . . . . . . . . . . . . . . . . . . . . .        (45,667)        (75,994)
                                                                                             -----------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in loans payable  related to senior secured term loan and  subordinated debt        21,546             ---
    issuance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Increase in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,619          33,110
    Dividends declared and paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,246)         (2,957)
    Increase in advances from Federal Home Loan Bank ("FHLB"). . . . . . . . . . . . . .          9,990             ---
    Repayment of advances from FHLB  . . . . . . . . . . . . . . . . . . . . . . . . . .           ---           (2,009)
                                                                                             ----------       ---------
      Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .         60,909          28,144
                                                                                             ----------       ---------

    Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .         21,679           2,789

    Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .         35,916          37,307
                                                                                             ----------       ---------

    Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .     $   57,595       $  40,096
                                                                                             ==========       =========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Noncash financing activities-conversion of preferred stock . . . . . . . . . . . . .     $      307       $   1,100
                                                                                             ==========       =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash used to pay interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   31,553       $  15,423
                                                                                             ==========       =========
    Cash used to pay income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    3,965       $   3,308
                                                                                             ==========       =========

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

      b. The results of operations for the quarter and nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

      c. Primary net income per share is determined by dividing net income, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding considering the dilutive effect of restricted stock awards. Fully diluted net income per share has been computed based on the assumption that all the outstanding shares of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") are converted into common stock. Conversely, no such assumption was made with respect to the Company's 8.25% Convertible Subordinated Debentures due January 1, 2006 because such an assumption would have had an anti-dilutive effect on fully-diluted net income per share.

      d. Cash dividends per share paid for the quarter and nine-month period ended September 30, 1995 and 1994 were as follows:

                                                Quarter Ended                Nine-Month Period
                                                September 30,                    Ended
                                                                              September 30,
                                             -------------------           --------------------
                                              1994         1995             1995          1994
                                              ----         ----             ----          ----
                Series A Preferred Stock     $0.2625     $0.2625           $0.7875      $0.7875
                Common Stock                 $0.15       $0.13             $0.43        $0.39

      e. At September 30, 1995, escrow funds include approximately $20.9 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $22.0 million deposited with other banks which are excluded from the Company's assets and liabilities

      f. Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

      g. Investments held to maturity consist of GNMA, FNMA and FHLMC mortgage-backed securities, U.S. Treasury Notes, Federal Home Loan Bank Notes and collateralized mortgage obligations.

      h. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:

                                            Quarter Ended                    Nine-Month Period
                                            September 30,                          Ended
                                                                               September 30,
                                     ----------------------------          ----------------------
                                        1995              1994               1995         1994
                                        ----              ----               ----         ----
               Primary               7,226,293          6,964,413          7,207,798    6,918,824
               Fully diluted         7,576,964          7,576,964          7,576,964    7,576,964


      i. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS-91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $5.9 million and $5.9 million, respectively, for the quarters ended September 30, 1995 and 1994, and $18.1 million and $21.7 million, respectively, for the nine month periods ended September 30, 1995 and September 30, 1994, except for the application of SFAS-91. Other expenses would have been $3.1 million and $3.3 million, respectively, for the quarters ended September 30, 1995 and 1994, and $8.7 million and $10.7 million, respectively, for the nine-month periods ended September 30, 1995 and September 30, 1994, except for the application of SFAS-91.

           Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS-91.



                                                   Quarter Ended            Nine-Month Period Ended
                                                   September 30,                September 30,
                                                 ------------------          --------------------
                                                  1995        1994            1995          1994
                                                  ----        ----            ----          ----
               Employee Costs                    $4,829      $5,275          $13,183      $17,651
               Other Costs                          538         793            2,344        2,853
                                                 ------      ------          -------       ------

                                                 $5,367      $6,068          $15,527      $20,504
                                                 ======      ======          =======      =======


      j. On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), an amendment to SFAS No. 65.
           The Company elected to adopt this standard for its financial statement reporting in the second quarter of 1995. SFAS No. 122 prohibits retroactive application to 1994. Accordingly, the Company's financial statement reporting for the first quarter of 1995 and for the quarter and nine-month period ended September 30, 1994 was accounted for under the original SFAS No. 65 and such results are not directly comparable to the results for the quarter and nine-months period ended September 30, 1995 with respect to this specific matter.

           For the nine-month period ended September 30, 1995, the Company realized additional net income of approximately $600,000 (represent-ing $1.1 million of gross revenues) as a result of the adoption of SFAS No. 122. If the Company had not adopted SFAS No. 122 in the second quarter of 1995, the Company would have reported a net income of approximately $13.9 million for the nine-month period ended September 30, 1995 and approximately $4.7 million for the quarter then ended. Earnings per common share would have been approximately $1.91 and $1.83 on a primary and fully-diluted basis, respectively, for the nine-month period ended September 30, 1995 and approximately $0.64 and $0.62 on a primary and fully-diluted basis, respectively, for the quarter then ended.

           SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the aggregate fair value of the loan and the related servicing right taken as a whole. To determine the fair value of the servicing rights created after the adoption of SFAS No. 122, the Company used the market prices under comparable servicing sale contracts.

           SFAS No. 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of mortgage servicing rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified pool by pool on the basis of interest rates. An impairment is recognized whenever the prepayment pattern of the mortgage pool indicates that the fair value of the related capitalized servicing rights is less than its carrying amounts. An impairment is recognized by charging such excess to income. The Company determined that no reserve for impairment was required for the nine months ended September 30, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires continuous access to short-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit (secured by pledges of its loans and mortgage-backed securities in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on privately-placed financings and public offerings of preferred and common stock. The Company recently entered into a syndicated bank agreement which included a revolving credit facility and servicing secured facility. In addition, during the third quarter of 1995 the Company executed a debenture purchase agreement with a financial institution providing for the issuance and sale in a private placement transaction of up to $10,000,000 of its 8.25% Convertible Subordinated Debentures due on January 1, 2006, (the "Convertible Debentures").

Total liabilities were approximately 7.1 and 7.5 times stockholders' equity at September 30, 1995 and December 31, 1994, respectively. The Company's leverage at September 30, 1995 reflects an increase in stockholders' equity of $11.3 million and increases in deposit accounts and advances from the Federal Home Loan Bank of New York ("FHLB-NY").

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's warehousing line of credit facilities are gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. FFCC held mortgage loans (including mortgage loans converted into mortgage-backed securities) prior to sale for an average period of approximately 348 days for the nine-month period ended September 30, 1995 and 212 days during the year ended December 31, 1994. The increase in the days mortgage loans were held prior to sale was due to higher levels of mortgage-backed securities held for trading resulting from a decision made by the Company to hold such mortgage-backed securities for longer periods of time prior to sale in order to maximize net interest income. At September 30, 1995 and December 31, 1994, FFCC had available warehousing lines of credit, including gestation lines of credit, of $700 million and $442 million, respectively. At September 30, 1995 and December 31, 1994, FFCC had used approximately $177 million and $276 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

FFCC also obtains short-term financing for its mortgage-backed securities portfolio through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA, FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At September 30, 1995, FFCC had used approximately $354 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks.

Borrowings under gestation credit facilities used to finance whole loans are classified as "Loans payable" on the Company's Consolidated Balance Sheet while borrowings under such credit facilities used to finance mortgage-backed securities are classified as "Securities sold under agreements to repurchase."

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 7.2% and 5.9%, respectively, for the nine-month period ended September 30, 1995 compared to 5.7% for warehousing lines of credit and 4.3% for repurchase agreements in each case for the year ended December 31, 1994.

On June 30, 1995, FFCC entered into a syndicated credit agreement (the "Syndicated Credit Agreement") with six banks providing for three credit facilities totaling up to $125 million. The credit facilities were structured by Bankers Trust Company, as administrative and syndicate agent. The three facilities include: (i) a $100 million secured one- year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities, (ii) a $7 million secured one-year revolving credit facility to provide financing for receivables and working capital needs, and (iii) an $18 million five-year senior secured term loan, secured with a portion of the Company's servicing portfolio, to finance the acquisition of additional servicing rights and general working capital purposes. The amounts available under the Syndicated Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility, receivables relating to servicing advances and real estate owned for the second facility and mortgage servicing rights for the third facility. At September 30, 1995, FFCC had drawn $14.9 million under the five-year senior secured term loan which is due and payable on June 30, 2000 and bears interest at a variable rate which is adjusted periodically and is based on a spread over one of various indices to be selected by the Company (7.95% at September 30, 1995). This borrowing is classified as "Loans Payable" on the Company's Consolidated Balance Sheet.

On September 25, 1995, the Company executed a Debenture Purchase Agreement (the "Debenture Purchase Agreement") with BanPonce Corporation ("BanPonce"), a bank holding company headquartered in San Juan, Puerto Rico, providing for the issuance and sale to BanPonce of up to $10,000,000 of Convertible Debentures in a private placement transaction. The Convertible Debentures will not be registered under the Securities Act of 1933 (the "Securities Act") and may not be offered or sold in the United States absent such registration or an applicable exemption from the registration requirements of the Securities Act. The Convertible Debentures are convertible into shares of Common Stock of the Company at a conversion price of $17.50 per share, subject to adjustment in certain events. The Convertible Debentures are subordinated to all existing and future senior debt (as defined in the Debenture Purchase Agreement) of the Company. On September 25, 1995, the Company issued to BanPonce $6,645,905 of the Convertible Debentures (convertible into approximately 4.99% of the outstanding shares of Common Stock of the Company) concurrently with the execution of the Agreement. The issuance and sale of the remaining $3,354,095 of Convertible Debentures is subject to BanPonce obtaining approval of the Federal Reserve Board for the additional investment in the Convertible Debentures. Under the terms of the Debenture Purchase Agreement, BanPonce has 90 days from the date of the execution of the Debenture Purchase Agreement to obtain such approval. If the entire $10,000,000 of the Convertible Debentures are issued, they would be convertible into 571,428 shares or 7.3% of the Company's total outstanding shares of Common Stock as of September 30, 1995, assuming the conversion of all outstanding shares of Series A Preferred Stock and all outstanding Convertible Debentures.

Under the terms of the Debenture Purchase Agreement, BanPonce also obtained the right to acquire up to 200,000 additional shares of Common Stock at a price of $17.50 per share (subject to adjustment in certain events) to the extent that the shares of Common Stock issued or issuable upon conversion of the Convertible Debentures represent less than 5% of the Company's fully diluted outstanding shares of Common Stock. If BanPonce does not consummate the acquisition of the additional $3,354,095 Convertible Debentures as a result of its inability to obtain Federal Reserve Board approval, such 5% threshold would be reduced proportionally. Such right to acquire additional shares expires on June 30, 1999 and is subject to termination upon the occurrence of certain corporate events involving the acquisition of the Company.

The Company is prohibited under the Debenture Purchase Agreement from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), if an event of default under such agreements exists at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since June 1, 1995, exceed the sum of (i) 50% of the Company's Consolidated Net Income (as defined in the Debenture Purchase Agreement) accrued from June 1, 1995 to the end of the quarter ending not less than 45 days' prior to the dividend payment date; (ii) $20 million; and (iii) the net proceeds of any sale of capital stock subsequent to June 1, 1995. In addition, under the Debenture Purchase Agreement, the Syndicated Credit Agreement and other debt agreements of the Company, if the Company fails to maintain specified minimum levels of net worth, net earnings to debt service and dividends, and certain other financial ratios, dividends cannot be paid by the Company.

The Company also has entered into servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers.
These agreements require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days. During the nine-month period ended September 30, 1995, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $4.9 million.

During the nine-month period ended September 30, 1995, the Company collected an average of approximately $900,000 per month in net servicing fees, including late charges. At September 30, 1995 and December 31, 1994, the servicing portfolio amounted to approximately $2.6 billion. The relatively stable amount of the servicing portfolio as of September 30, 1995 compared to December 31, 1994, despite originations of $365.8 million during 1995 is due to the sale during the second quarter of 1995 of approximately $208 million of servicing rights and regular portfolio run-offs. The Company may, from time to time, determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties.

As of September 30, 1995, Doral Federal met all its fully phased-in capital requirements (i.e., tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and risk-based capital at least 8% of risk adjusted assets). As of September 30, 1995 Doral Federal had tangible capital and core capital of $8.1 million or approximately 6.67% of adjusted assets. As of such date, Doral Federal had risk-based capital of $8.3 million or 16.7% of risk adjusted assets.

Doral Federal obtains funding for its lending activities through the receipt of deposits and to a lesser extent from other borrowings such as FHLB-NY advances and repurchase agreements with brokerage houses. As of September 30, 1995, Doral Federal held $106.8 million in deposits at a weighted average interest rate of 2.57%, approximately 33% of which consisted of non-interest bearing deposits. Doral Federal, as a member of Federal Home Loan Bank of New York (the "FHLB-NY"), also has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Such advances must be secured by qualifying assets with a value equal to between 105% to 115% of the advances. As of September 30, 1995, Doral Federal had $10.4 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.43% and $16.3 million of available collateral to obtain additional advances.

    Legislation has been proposed by Congress that would, among other matters, recapitalize the FDIC Savings Association Insurance Fund (the "SAIF"). The proposed legislation provides for a one-time assessment to be imposed on all SAIF-insured deposits as of June 30, 1995, in order to recapitalize the SAIF and eliminate the disparity of insurance premiums with the Bank Insurance Fund (the "BIF"). Under such proposed legislation, the SAIF and the BIF would be merged effective January 1, 1998. The special assessment rate is anticipated to be between .85% to .90% of deposits and would be payable in early 1996. Based upon Doral Federal's deposits at June 30, 1995 and assuming a special assessment of .90%, Doral Federal's assessment would be approximately $864,000 on a pre-tax basis.

FFCC expects that it will continue to have adequate liquidity arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

Cash Flows

The interim Consolidated Statement of Cash Flows reflect the working capital needs of the Company. Operating activities provided approximately $6.4 million of net cash during the nine-month period ended September 30, 1995, versus approximately $50.6 million in the comparable period of 1994. The major changes in cash flow for the first nine months of 1995 were primarily related to a net decrease of approximately $18 million in the Company's portfolio of mortgage loans held for sale and mortgage-backed securities held for trading. Borrowings reflect increased use of repurchase and gestation lines of credit which require lower collateralization levels than bank warehousing lines of credit. In addition, the Company incurred $22.1 million in liabilities related to securities sold not yet purchased in connection with its interest rate risk management strategy.

Investing activities used cash of approximately $45.7 million in the first nine months of 1995 due primarily to net originations of loans receivable of approximately $36.4 million. The Company capitalized $4.7 million of mortgage servicing rights during the first nine months of 1995 related to wholesale mortgage loan purchases and implementation in the second quarter of 1995 of SFAS No. 122. When the Company purchases mortgage loans together with the related servicing rights, a portion of the purchase price is allocated to the servicing rights acquired. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the related mortgage servicing right based on its fair value relative to the aggregate fair value of the loan and the related servicing right taken as a whole. Investing activities also reflected an increase in short term servicing advances and accounts receivable of $6.2 million.

During the first nine months of 1995, financing activities provided approximately $60.9 million of net cash due to additional deposit accounts amounting to approximately $32.6 million received by Doral Federal, the Company's thrift subsidiary and $21.5 million representing the proceeds of a senior secured term loan under the Company's syndicated bank facility and the issuance of $6,645,905 of Convertible Debentures. Dividend payments were approximately $3.2 million for the nine months ended September 30, 1995.

ASSETS AND LIABILITIES

At September 30, 1995, total assets were $821 million compared to $768 million at December 31, 1994. This increase was due to several factors of which the most important include a net increase of $28.4 million in loans receivable held at Doral Federal and a $21.7 million increase in cash and cash equivalents. These increases were partially offset by a net decrease of $10 million in mortgage loans held for sale and mortgage-backed securities held for trading and for investment. Total liabilities were $719 million at September 30, 1995 compared to $678 million at December 31, 1994. This increase was largely the result of an increase in deposit accounts and advances from the FHLB-NY in the aggregate amount of $43 million. Securities sold under agreements to repurchase increased by $58.2 million while loans payable decreased $63.5 million compared to December 31, 1994 reflecting changes in the composition of the Company's inventory. As of September 30, 1995, the Company was carrying a greater amount of mortgage-backed securities inventory while the amount of mortgage loans held for sale had decreased.

As of September 30, 1995, Doral Federal had $126.5 million in assets compared to $86 million at December 31, 1994. This increase was due primarily to an increase of $28.4 million in loans receivable. Loans receivable and investments owned by Doral Federal are classified as held to maturity. At September 30, 1995, Doral Federal's deposit accounts totalled $99.1 million compared to $66.5 million at December 31, 1994. These amounts are net of $7.7 million and $12.8 million in corporate accounts of the Company which are eliminated in the preparation of the Company's Consolidated Financial Statements. Deposit accounts include $20.9 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from FFCC's servicing operations as well as FFCC corporate accounts. All other deposits at September 30, 1995, are retail deposits, most of them in the form of certificate of deposit accounts. The increase in deposits is due to an aggressive campaign to attract funds by offering competitive interest rates.

The Company's Mortgage Banking Business is subject to the risk that future changes in interest rates may adversely affect the value of the Company's portfolio of mortgage loans and mortgage-backed securities. Interest rate fluctuations may also adversely affect net interest income. FFCC attempts to minimize these risks through the use of forward commitments and other hedging techniques.

The Company does not generally hedge conventional loans in the pipeline or in the process of origination because these loans are generally offered to customers at a certain spread over a prevailing rate that adjusts weekly rather than at a fixed rate. In the case of FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to obtain commitments for the purchase of such loans or mortgage-backed securities following the funding of such loans. These loans are normally sold to institutional investors or at the FNMA and FHLMC cash windows. To the extent the Company does engage in offerings of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments at the time it fixes the rates for the loans. At September 30, 1995, the amount of forward commitments was $34.3 million.

In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale in order to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. The Company has in place long-term repurchase agreements secured by GNMA certificates with a principal amount of approximately $37 million. The Company does not obtain forward commitments for such GNMA certificates because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute GNMA certificates subject to the repurchase agreements with similar GNMA certificates at any time. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of interest paid on these securities under Puerto Rico law. This relative stability of prices for Puerto Rico GNMA securities allows the Company to implement a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required.

In the case of nonconforming conventional loans and GNMA mortgage-backed securities not subject to long term repurchase agreements, the Company seeks to protect itself from interest rate risk by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments.
Contracts designated as trading hedges are marked-to-market on a monthly basis with the resulting gains and losses charged to operations. Changes in the market value of futures contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the value of the asset or liability being hedged. The level of investment in such options is increased or decreased in relation to interest rates changes and other market factors.

The operations of the Company are also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. FFCC's loans held for sale and mortgage-backed securities held for trading inventories are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice on a quarterly basis. To protect against major fluctuations in short-term interest rates, the Company purchases listed put options on financial instruments, including Eurodollars contracts. This policy attempts to ensure a relatively stable short-term cost of funds.

In the future, FFCC may utilize alternative hedging techniques including futures, options or other synthetically created hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected. For the nine months ended September 30, 1995 the Company experienced hedging losses of $2.8 million, while for the year ended December 31, 1994, the Company experienced hedging gains of $2.2 million. Losses on hedging activities are generally indicative of higher gains on mortgage loans and mortgage-backed securities.

At September 30, 1995, investments held to maturity consisted of GNMA, FNMA and FHLMC mortgage-backed securities, U.S. Treasury Notes, Federal Home Loan Bank Notes and collateralized mortgage obligations. The Company has the intent and ability to hold the investments to maturity by obtaining continuing financing under its existing credit facilities. A portion of these securities are held at Doral Federal and the maturity of such securities generally have been matched against deposits.

As of September 30, 1995, FFCC held $2.0 million of real estate owned, compared to $2.1 million as of December 31, 1994.

RESULTS OF OPERATIONS FOR QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

Net income for the quarter ended September 30, 1995 increased to $4.9 million from $3.9 million for the comparable period of 1994. Doral Federal contributed approximately $580,000 to the consolidated net income of the Company for the third quarter of 1995 compared to approximately $56,000 for the third quarter of 1994.

Results for the third quarter of 1995 reflect the adoption by the Company, as of April 1, 1995, of SFAS No. 122. See Note j to "Notes to Consolidated Financial Statements (Unaudited)" herein. For the quarter ended September 30, 1995, additional net income of approximately $250,000 was realized as a result of the adoption of this prouncement. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly results for the quarter ended September 30, 1995 are not directly comparable to the quarter ended September 30, 1994 with respect to the application of SFAS No. 122.

Revenues from mortgage loan sales and origination fees increased to $4.9 million for the quarter ended September 30, 1995 from $2.7 million for the comparable period of 1994. This increase was due to higher origination fees obtained during the quarter which in turn has the effect of increasing gains on the disposition of such loans. The increase in mortgage loan sales and fees also reflected hedging gains of approximately $509,000 for the quarter ended September 30, 1995, compared to hedging gains of $129,000 for the quarter ended September 30, 1994. Mortgage loan sales and fees for the quarter ended September 30, 1995, were net of approximately $400,000 of gross unrealized losses relating to Company's mortgage-backed securities held for trading portfolio while mortgage loan sales and fees for the third quarter of 1994 included approximately $1.5 million of gross unrealized gains. As a result of the adoption of SFAS No. 115, unrealized gains and losses on mortgage-backed securities held for trading after January 1, 1994 are included in earnings as a component of mortgage loan sales and fees. Mortgage loan sales and fees also reflect the adoption during the second quarter of SFAS No. 122, which requires the recognition of internally originated servicing rights ("OMSRs"). Under prior accounting practices, OMSRs were not recognized as assets and were charged to earnings when the related loans were sold. SFAS No. 122 has the effect of increasing gains on sales of mortgages by requiring that the carrying cost of the loan be reduced by the amount allocated to the related OMSRs. Mortgage loan sales and fees for the quarter ended September 30, 1995 include additional gains of approximately $432,000 for the third quarter of 1995 as a result of the adoption of SFAS No. 122.

The total volume of loans originated and purchased was $156 million for the three-month period ended September 30, 1995 compared to $153 million for the three-month period ended September 30, 1994. The total volume of loans purchased from third parties was approximately $13 million for the three-month period ended September 30, 1995 compared to $32 million for the comparable period of 1994.

During the third quarter of 1995, the Company continued to realize a substantial percentage of total revenues from interest income associated with the Company's mortgage-backed securities inventory. Net interest income decreased by $1.7 million in the third quarter of 1995, versus the comparable period of 1994 decreasing from $5.7 million to $4.0 million. The decrease in net interest income for the quarter reflects decreased interest spreads as short-term interest rates payable on warehousing and repurchase agreements line of credit have not decreased as rapidly as mortgage interest rates. The interest rate spread also reflects a $14.9 million servicing secured term loan which is not collateralized by interest earnings assets. During the second quarter of 1995, the Company entered into a $14.9 million term loan secured by its servicing portfolio and on September 25, 1995 the Company issued $6.6 million of its Convertible Debentures. The Company's weighted average interest rate spread was 227 basis points during the third quarter of 1995 compared to 410 basis points for the comparable period of 1994.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income decreased 5% to $2.60 million for the quarter ended September 30, 1995 compared to $2.73 million for the same period in 1994. The decrease is primarily attributable to sales of servicing rights totalling approximately $400 million in the aggregate made in the fourth quarter of 1994 and second quarter of 1995 and higher amortization of excess servicing. The Company's servicing portfolio totaled $2.6 billion at September 30, 1995 compared to $2.7 billion at the same date a year ago.

FFCC capitalizes as an asset an excess servicing fee on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than servicing fee normally permitted by FNMA, GNMA or FHLMC. The excess servicing fee receivable is recognized at the time of sale as an adjustment to the resulting gain or loss on the loans sold and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees." Amortization of excess servicing fee receivable is based on the amount and timing of estimated future cash flows. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. Amortization of such excess servicing fee receivable for each of the quarters ended September 30, 1995 and 1994 was approximately $143,000 and $145,000, respectively.

The cost of acquiring the rights to service mortgage loans is capitalized by the Company on its financial statements. The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Any unamortized balance related to rights sold is charged to income at time of sale. Capitalized purchased servicing rights are analyzed quarterly by stratifying the mortgage servicing portfolio and reviewing the payment history on a pool-by- pool basis. Whenever it is determined that there is a prepayment pattern indicative that the fair value of the purchased mortgage servicing rights (determined based on estimated future net cash flows discounted at current rates) will be less than their carrying amounts, an impairment is recognized by charging such excess to income. Effective April 1, 1995, with the adoption of SFAS No. 122, the Company is also required to capitalize and amortize OMSRs in the same manner as purchased mortgage servicing rights. See Note j to "Notes to Consolidated Financial Statements (Unaudited)" herein. At September 30, 1995, the unamortized balance of servicing rights approximates their fair value. The amortization of mortgage servicing rights for the quarters ended September 30, 1995 and 1994 was $125,000 and $180,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses." During the third quarter of 1995, the Company purchased approximately $13 million in FHA-insured and VA-guaranteed mortgages from third parties. As a result of such acquisitions, the Company capitalized approximately $227,500 in servicing rights during the third quarter of 1995. In addition, as a result of the adoption of SFAS No. 122, as of the September 30, 1995 the Company had capitalized approximately $2.4 million in OMSRs.

Aggregate expenses for the quarter ended September 30, 1995, increased by approximately $4.7 million compared to the third quarter of 1994, as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. All other expenses associated with the loan origination and general and administrative decreased to $6.3 million for the quarter ended September 30, 1995 compared to $6.7 million a year ago as a result of cost reduction measures implemented by management in line with the reduction in the volume of mortgage loan originations.

The provision for income taxes decreased to $440,000 for the three-month period ended September 30, 1995, compared to $671,000 for the three-month period ended September 30, 1994, as a result of a decrease in the Company's effective tax rate. The decrease in the effective tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgages secured by real property in Puerto Rico and GNMA mortgage-backed securities consisting of such mortgages are tax exempt under Puerto Rico law.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

The Company's net income for the nine months ended September 30, 1995, increased to $14.5 million, compared to $13.2 million for the corresponding period in 1994. Consolidated results include the operations of Doral Federal, which was acquired by the Company in September 1993. For the nine-month period ended September 30, 1995, Doral Federal contributed approximately $1.2 million to the Company's consolidated net income compared to $58,000 for the nine months ended September 30, 1994. Results for the first nine months of 1995 reflect the adoption by the Company as of April 1, 1995 of SFAS No. 122. Additional net income of approximately $600,000 (representing $1.1 million of gross revenues) million was realized for the nine months ended September 30, 1995, as a result of the adoption of SFAS No. 122. Since SFAS No. 122 does not permit retroactive application, the results for the first nine months of 1995 and 1994 are not directly comparable. Earnings for the first nine months of 1995 reflected a $3.6 million gain from the sale of mortgage servicing rights. No such sales were made in the first nine months of 1994. Nine months results for 1994 include a one-time benefit of $1.2 million from the cumulative effect of the adoption of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.

Revenues from mortgage loan sales and fees decreased 12% to $8.6 million from $9.8 million a year ago. This decrease was due, in part, to a lower volume of loan originations. The total volume of loans originated and purchased was approximately $422 million for the nine-month period ended September 30, 1995 compared to approximately $650 million for the nine-month period ended September 30, 1994. The decrease of 35% in loan originations and purchases was the result of decreased demand for mortgage loans, especially refinancing loans. Refinancing loans comprised 41% of loan originations in the first nine months of 1995 compared to 64% for the same period in 1994. The decrease also reflected hedging losses of approximately $2.8 million for the first nine months of 1995 compared to hedging gains of $1.2 million for the first nine months of 1994. Mortgage loan sales and fees also reflect approximately $1.1 million of additional gain on sale of mortgage loans as the result of the adoption of SFAS No. 122 during the second quarter of 1995. SFAS No. 122 has the effect of increasing gains on the sales of loans by requiring that the carrying cost of the loans be reduced by the amount of the related OMSRs.

Following the adoption of SFAS No. 115, effective January 1, 1994, unrealized gains and losses on holdings of trading securities are included in earnings as a component of mortgage loan sales and fees. Mortgage loan sales and fees for the nine-month period ended September 30, 1995, included $1.9 million in gross unrealized gains on the Company's mortgage-backed securities held for trading portfolio during such period compared to $429,000 of gross unrealized gains for the comparable period of 1994.

Net interest income decreased by approximately $2.5 million or 15% for the nine-month period ended September 30, 1995 versus the comparable period of 1994. The decrease in net interest income for the nine-month period reflects decreased interest spreads as mortgage interest rates have declined more rapidly than short-term interest rates payable on warehousing and repurchase agreement lines of credit. The interest rate spread also reflects higher financing costs associated with a servicing secured term loan under the Company's syndicated bank credit facility. The weighted average interest rate spread was 277 basis points during the nine months ended September 30, 1995 compared to 415 basis points for the comparable period of 1994.

Loan servicing income decreased 9% to $8.0 million for the nine-month period ended September 30, 1995 compared to $8.8 million for the same period in 1994. The decrease in loan servicing income is due primarily to sales aggregating approximately $400 million of servicing rights made in the fourth quarter of 1994 and second quarter of 1995 and higher amortization of excess servicing fees receivable. Amortization of excess servicing fee receivable for each of the nine-month period ended September 30, 1995 and 1994 was approximately $634,000 and $348,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. For the nine-month periods ended September 30, 1995 and 1994, amortization of mortgage servicing rights was $399,000 and $540,000, respectively, and was recorded as a component of "Other Expenses." Effective April 1, 1995, with the adoption of SFAS No. 122, OMSRs must be amortized in the same manner as purchased mortgage servicing rights.

Aggregate expenses for the nine months period ended September 30, 1995 increased by $13.1 million compared to the same period for 1994, as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. Loan origination, general and administrative expenses decreased by $3.2 million compared to the same period for 1994, as a result of cost reduction measures implemented by management in line with the reduction in the volume of mortgage loan originations.

The provision for income taxes decreased to $2.0 million for the nine-month period ended September 30, 1995, compared to $3.0 million for the nine-months ended September 30, 1994, including $880,000 attributed to the cumulative effect of adopting SFAS No. 115, due to a decrease in the effective tax rate from 18.5% to 12%. The decrease in the effective income tax rate was due primarily to an increase in the proportion of total income before taxes consisting of tax exempt income. Interest on FHA and VA mortgage loans secured by residential property in Puerto Rico and GNMA mortgage-backed securities composed of such loans is tax exempt under Puerto Rico law.

PROSPECTIVE TRENDS

      Market Trends. During most of 1995, interest rates on mortgage loans declined significantly. To the extent such trend continues, demand and prices for mortgage loans and mortgage-backed securities should increase thereby favorably impacting gain on sale of mortgage loans.

      The decrease in interest rates should also contribute to an increase in the amount of originations by stimulating demand for mortgage loans. Increased originations will allow the Company to increase the size of its servicing portfolio. Servicing income should, therefore, continue to provide the Company with a stable base of revenue. The Company believes that its strong internal origination capacity will reduce the sensitivity of servicing fee income to any changes in prepayment rates that may occur as a result of declines in interest rates.

      Doral Federal. The Company intends to continue to increase the asset size of Doral Federal by increasing the amount of loans funded at and held by Doral Federal. The Company expects that the net interest income earned by Doral Federal will make increasingly significant contributions to the consolidated net earnings of the Company.

      Proposed Repeal of Section 936. The budget bills passed in October 1995 by both the House of Representatives and the Senate contain provisions providing for the repeal Section 936 ("Section 936") of the Internal Revenue Code.

      The House bill (the "House Proposal") would generally repeal Section 936 for taxable years beginning after December 31, 1995. However, corporations that qualified for and elected the credit (the "936 Credit") under Section 936 available for a base year would continue to be eligible to claim the 936 Credit for an additional ten years under a special grandfather rule. A corporation that adds a substantial new line of business after September 13, 1995, would cease to be eligible to claim the Section 936 Credit under this grandfather rule, beginning with the taxable year in which such new line of business is added.

      Under the House Proposal, that amount of income that would be eligible for the 936 Credit during the grandfather period would be subject to a cap equal to the corporation's average possession income from the base period years, adjusted for inflation. A taxpayer's possession income would equal the sum of its active business income and QPSII. The average possession income would be based on the average income of the taxpayer's five most recent years ending before September 13, 1995, determined by disregarding the taxable years in which inflation adjusted possession incomes were highest and lowest. If a taxpayer's possession income in a year during the grandfather period exceeds the cap, then such possession income for purposes of the 936 Credit would be an amount equal to the cap.

      The Senate bill (the "Senate Proposal") provides for the repeal of
Section 936 in six years, i.e., after year 2001 (the "Senate Proposal"). Under the Senate Proposal, the income credit under the 936 Credit would be reduced by 5% every year after 1998 and repealed after year 2001. No limitations on the volume of income nor the manufacturing of new products is imposed as under the House Proposal. Corporations not currently covered by Section 936 could elect to be covered thereunder until year 2001. The Senate Proposal does not change the economic activity credit under the 936 Credit for the next six years, i.e., until year 2001. The Senate Proposal repeals the 936 Credit for QPSII attributable to investments made after October 13, 1995. Under a grandfather rule, however, the 936 Tax Credit is available until year 2001 for QPSII attributable to investments made before October 14, 1995.

      The two bills will now be referred to a Congressional conference committee for resolution of any differences between them, and the bill as finally approved by both houses of Congress will be presented to the President for his signature or veto.

      The repeal of the Section 936 as contemplated by the House Proposal, the Senate Proposal or under similar legislation could have an adverse effect on the general economic condition of Puerto Rico by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of Section 936 could also lead to a decrease in the amount of 936 funds ("936 Funds) invested in Puerto Rico financial assets by 936 Corporations to the extent that the level of operations and production in Puerto Rico by such 936 Corporations is decreased over time and therefore increase funding costs and decrease liquidity in the Puerto Rico financial market. The magnitude of the impact of any such changes on the Company's profitability or financial condition cannot be determined at this time. The Company has taken steps to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products. During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Euro-dollar market have decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of the Company.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In the opinion of the Company's management, the pending and threatened legal proceedings of which the Company is or would be a party, of which management is aware, will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5 - OTHER INFORMATION

      The Company entered into employment agreements dated as of August 29, 1995 with Salomon Levis, the Chairman of the Board and Chief Executive Officer of the Company, Zoila Levis, the President of the Company and Richard F. Bonini, the Senior Executive Vice President of the Company.

      Mr. Levis' employment agreement is effective retroactive to January 1, 1995 and terminates on December 31, 1996. Under the terms of the Agreement, Mr. Levis is entitled to receive annually a base salary of $700,000 plus incentive compensation equal to the sum of the following: (i) $1.0 million if the Company earns at least $10.0 million of Adjusted Net Income (as hereinafter defined); (ii) 10% of the Company's annual consolidated net income after taxes and after deduction of incentive compensation paid to Salomon Levis, Zoila Levis and Richard F. Bonini ("Adjusted Net Income"), in excess of $10 million and up to $20 million to the extent such Adjusted Net Income exceeds an amount equal to a 15% return on equity; and (iii) 15% of Adjusted Net Income in excess of $20.0 million to the extent such Adjusted Net Income exceeds an amount equal to a 15% return an equity. Mr. Levis' annual salary and incentive compensation is subject to a maximum of $4.5 million per year.

      Zoila Levis' employment agreement is effective retroactive to January 1, 1995 and terminates on December 31, 1996. Under the terms of the Agreement, Zoila Levis is entitled to receive annually a base salary of $300,000 plus incentive compensation equal to the sum of the following: (i) $300,000 if the Company earns at least $10.0 million of Adjusted Net Income; (ii) 3% of the Company's Adjusted Net Income, in excess of $10 million and up to $20 million; and (iii) 5% of Adjusted Net Income in excess of $20 million to the extent such Adjusted Net Income exceeds an amount equal to a 15% return an equity. Ms. Levis' annual salary and incentive compensation is subject to a maximum of $1.5 million per year.

      Richard F. Bonini's employment agreement is effective retroactive to January 1, 1995 and terminates on June 30, 1997. Under the terms of the Agreement, Mr. Bonini is entitled to receive annually a base salary of $240,000 plus incentive compensation equal to the sum of the following; (i) $150,000 if the Company earns at least $10.0 million of Adjusted Net Income; (ii) 3% of the Company's Adjusted Net Income, in excess of $10 million and up to $20 million to the extent such Adjusted Net Income exceeds an amount equal to a 15% return on equity; and (iii) 5% of Adjusted Net Income in excess of $20.0 million to the extent such Adjusted Net Income exceeds an amount equal to a 15% return an equity. Mr. Bonini's annual salary and incentive compensation is subject to a maximum of $1.2 million per year.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           10.32   -  Warehousing Loan Agreement, dated September 8, 1995,
                      between FFCC and Banco Santander
           10.35   -  Employment Agreement, dated as of August 29, 1995,
                      between FFCC and Salomon Levis
           10.36   -  Employment Agreement, dated as of August 29, 1995,
                      between FFCC and Zoila Levis
           10.43   -  Employment Agreement, dated as of August 29, 1995,
                      between FFCC and Richard F. Bonini
           10.62   -  Debenture Purchase Agreement dated as of September 25,
                      1995, between FFCC and BanPonce Corporation (including
                      Form of Debenture)1
           10.63   -  Financing Agreement dated October 10, 1995 between FFCC and Banco Santander together with related Assignment and
                      Pledge Agreements.
             27    -  Financial Data Schedule (for SEC use only)

      (b)  Reports on Form 8-K

           1. Current Report on Form 8-K, dated September 22, 1995, reporting under Item 5 "Other Events", agreement in principle to enter into Debenture Purchase Agreement with BanPonce Corporation

           2. Current Report on Form 8-K, dated September 27, 1995, reporting under Item 5 "Other Events" the execution of a Debenture Purchase Agreement with BanPonce Corporation.



-------------------------
        (1) Incorporated by reference to same exhibit number of FFCC's Current Report on Form 8-K dated September 27, 1995.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST FINANCIAL CARIBBEAN CORPORATION
                                                 (Registrant)



Date:  October 31, 1995                     /s/ Salomon Levis
                                     -------------------------------------
                                                Salomon Levis
                                             Chairman of the Board
                                          and Chief Executive Officer



Date:  October 31, 1995                    /s/ Richard F. Bonini
                                     -------------------------------------
                                               Richard F. Bonini
                                        Senior Executive Vice President
                                                 and Secretary




Date:  October 31, 1995                       /s/ Luis Alvarado
                                     -------------------------------------
                                                  Luis Alvarado
                                             Executive Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
NUMBER                             DESCRIPTION                             PAGE
------                             -----------                             ----
 10.32      -      Warehousing Loan Agreement, dated September 8,
                   1995, between FFCC and Banco Santander

 10.35      -      Employment Agreement, dated August 29, 1995,
                   between FFCC and Salomon Levis

 10.36      -      Employment Agreement, dated August 29, 1995,
                   between FFCC and Zoila Levis

 10.43      -      Employment Agreement, dated August 29, 1995,
                   between FFCC and Richard F. Bonini

 10.62      -      Debenture Purchase Agreement dated as of September
                   25, 1995, between FFCC and BanPonce Corporation
                   (including Form of Debenture(1)

 10.63      -      Financing Agreement dated October 10, 1995
                   between FFCC and Banco Santander together with
                   related Assignment and Pledge Agreements.

  27        -      Financial Data Schedule (for SEC use only)



------------------------------
      (1) Incorporated by reference to same exhibit number of FFCC's Current Report on Form 8-K dated September 27, 1995.