Form 10-K
period 1995-12-31
FIRST FINANCIAL CARIBBEAN CORP
filed 1996-04-01
CIK 840889

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   X           THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
 -----

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -----       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
                                               ----      ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]
                               ---
         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         $130,837,015 approximately, based on the last sale price of $19.75 per share on the NASDAQ National Market System on March 8, 1996. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common Stock:  9,005,312 shares as of March 8, 1996. (continued)
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE


PART III


Item 10        Directors and Executive Officers of the       Information in response to this Item is
               Registrant.                                   incorporated into this Annual Report on
                                                             Form 10-K by reference to the section entitled
                                                             "Election of Directors and Related Matters" in
                                                             the Company's definitive Proxy Statement for
                                                             use in connection with its 1996 Annual Meeting
                                                             of stockholders (the "Proxy Statement").

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

Item 12        Security Ownership of Certain Beneficial      Information in response to this Item is
               Owners and Management.                        incorporated into this Annual Report on
                                                             Form 10-K by reference to the section entitled
                                                             "Security Ownership of Management and
                                                             Principal Holders" in the Company's Proxy Sta-
                                                             tement.

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

                        1995 ANNUAL REPORT ON FORM 10-K



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


PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . .

                                     PART I

ITEM 1.  BUSINESS

GENERAL.

         First Financial Caribbean Corporation ("FFCC" or the "Company"), together with its wholly-owned subsidiaries, is primarily engaged in a wide range of mortgage banking activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the issuance and sale of various mortgage-backed securities, the holding and financing of mortgage loans and mortgage-backed securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and loans secured by commercial real estate (the "Mortgage Banking Business"). FFCC is the leading mortgage banking institution in Puerto Rico in terms of the volume of origination of first mortgage loans on single-family residences. The Company's Mortgage Banking Business is principally conducted through two operating units:
Doral Mortgage Corporation ("Doral Mortgage"), a wholly-owned subsidiary of the Company and HF Mortgage Bankers Division ("HF Division"), a division of the Company. The Company also owns Doral Federal Savings Bank ("Doral Federal"), a federal savings and loan association which was acquired by FFCC in September 1993 and operates through two branches in Puerto Rico. References herein to the "Company" or "FFCC" shall be deemed to refer to the Company and its consolidated subsidiaries, unless the context requires otherwise.

         The Company is an approved seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), an approved issuer for the Government National Mortgage Association ("GNMA") and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. FFCC is also qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") and guaranteed by the Veterans Administration ("VA"). Prior to 1995, substantially all of the Company's revenues were derived from its Mortgage Banking Business. See "Mortgage Banking Business--Sale of Loans; Issuance of Mortgage Backed Securities" herein.

         The Company's strategy is to increase its volume of loan originations and its servicing portfolio as well as to maximize net interest income. The Company seeks to increase its volume of loan originations by emphasizing quality customer service and maintaining the most extensive system of branch offices of any mortgage banking institution in Puerto Rico. The Company strives to increase its servicing portfolio by relying primarily on internal loan originations and supplementing such originations with wholesale purchases of loans and mortgage servicing rights from third parties. The Company currently emphasizes the origination of 15-year and 30-year conventional and FHA-insured or VA-guaranteed mortgage loans on single-family residences. The Company relies on net interest income for a more significant portion of its earnings than mortgage banking companies generally do. The Company seeks to maximize net interest income by holding mortgage-backed securities, primarily GNMA securities, for longer periods prior to sale than most mortgage banking companies. This strategy has the effect of reducing the Company's overall effective tax rate because the interest on GNMA securities backed by Puerto Rico mortgages is tax exempt under Puerto Rico law.

         The Company's thrift subsidiary, Doral Federal, operates through two branches in the San Juan metropolitan area, which serve primarily as deposit-taking operations, since to date most loans have been originated pursuant to the Master Loan Production Agreement with the Company. See "Other Lending and Investment Activities--Loans held for Investment and Real Estate Owned" herein. Doral Federal has experienced rapid growth since its acquisition by the Company, increasing from $13.1 million in assets as of September 10, 1993 to $160.4 million in assets as of December 31, 1995. To date, this growth has been funded primarily through increases in certificate of deposit accounts and non-interest bearing deposits, consisting primarily of corporate and custodial accounts. As of December 31, 1995, Doral Federal had total deposits and net worth of $114.2 million and $16.4 million, respectively. Custodial accounts associated with the Company's servicing portfolio, commercial demand deposit accounts of the Company and certificates of deposits accounts constituted approximately 24%, 16% and 46%, respectively, of Doral Federal's total deposit accounts. The Company intends to continue to increase the assets, deposit base and branch network of Doral Federal.

         The business and profitability of FFCC depend, to a large degree, on its ability to sell mortgage loans to investors in the secondary mortgage market at prices that are higher than the prices at which FFCC originates or purchases such loans. The growth of the secondary mortgage market is attributable in large part to programs maintained by the FNMA, FHLMC and GNMA. In addition, part of the Company's business is affected significantly by the continuation of various programs administered by the FHA for the United States Department of Housing and Urban Development ("HUD"), which insures mortgage loans, and the VA, which partially guarantees mortgage loans. Any discontinuation of, or significant reduction in, the various programs administered by FNMA, FHLMC, GNMA, FHA or VA could have a material adverse effect on the Company's operations. See "Mortgage Banking Business--Sale of Loans; Issuance of Mortgage Backed Securities" herein.

         The Company is subject to the rules and regulations of, and supervision by, several Federal and Puerto Rico entities, including the Office of Thrift Supervision (the "OTS"), FNMA, FHLMC, GNMA. FHA. VA, HUD, the Commissioner of Financial Institutions of Puerto Rico (the "Commissioner") and the Department of the Treasury of Puerto Rico ("Puerto Rico Treasury"), with respect to, among other things, licensing requirements, establishment of maximum interest rates, required disclosure to customers and the origination, processing, underwriting, selling and securitizing of mortgage loans. See "Regulation" herein. Doral Federal's operations are subject to regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). FFCC's operations in the state of Florida are subject to supervision by the Florida Department of Banking and Finance. In addition, the Company's operations are affected by Federal and Puerto Rico laws and regulations designed to promote economic development in Puerto Rico, particularly the various Puerto Rico Industrial Incentives Acts (the "Industrial Incentives Acts") and Section 936 of the U.S. Internal Revenue Code ("Section 936"). See "Mortgage Banking Business - Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" herein.

         Prior to 1992, FFCC's Mortgage Banking Business was conducted exclusively in Puerto Rico and currently is conducted in Puerto Rico through 18 branches, 15 of which are operated by Doral Mortgage. Since March 1992, Doral Mortgage has opened branch offices in Orlando and Miami, Florida. The Florida offices are staffed by seven employees and originated approximately $11.1 million and $6.3 million in mortgage loans during the years ended December 31, 1995 and 1994, respectively.

MORTGAGE BANKING BUSINESS

         LOAN ORIGINATION AND PURCHASE OF MORTGAGES. FFCC has the most extensive system of branch offices for originating mortgages loans of any mortgage banking institution in Puerto Rico. HF operates two branches in the San Juan Metropolitan area. Doral operates 15 branches in Puerto Rico located in Arecibo, Bayamon (2 branches), Caguas, Carolina, Cayey, Fajardo, Guayama, Hato Rey (2 branches), Humacao, Mayaguez, Ponce, Rio Piedras and Vega Baja. Centro Hipotecario, Inc., a wholly-owned subsidiary of the Company, operates an additional branch in the San Juan metropolitan area.

         FFCC originates both (a) conventional mortgages on single-family residences, which generally (i) are insured by private mortgage insurers or
(ii) do not exceed 80% of the appraised value of the mortgaged property, and
(b) mortgages on single-family residences, guaranteed by the VA ("VA loans") or insured by HUD ("FHA loans"). VA loans and FHA loans qualify for inclusion in the mortgage-backed securities program sponsored by GNMA. A substantial portion of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC. The Company also originates construction loans for owner-occupied single family residences and other real estate developments and mortgage loans on commercial properties. Construction loans and mortgage loans on commercial properties constituted approximately 1% of the total dollar volume of loans originated by the Company during the year ended December 31, 1995.

         While the Company makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all the loans are fixed rate mortgages. The average loan size for FHA/VA mortgage loans and conventional mortgage loans was approximately $66,700 and $57,600, respectively, for the year ended December 31, 1995.

         The Company also offers second mortgages. During 1995, second mortgages constituted less than 2% of the total loans originated by the Company. The maximum loan-to-appraised value ratio on second mortgages permitted by the Company is 80% (including the amount of any first mortgage).

         Commencing in 1994, the Company also began to offer personal loans up to $40,000 secured by mortgages. These loans are generally secured by first or second mortgages on single-family residences, are payable within three to ten years and provide for higher interest rates than typical first mortgages.

         Loan origination activities performed by FFCC include soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, FFCC issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, discount points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

         FFCC purchases FHA loans and VA loans from Doral Mortgage and other mortgage bankers for resale to institutional investors in the form of GNMA securities. The Company's strategy is to increase its servicing portfolio through internal originations through its branch network. However, in 1994, in order to diversify its sources of loan production, the Company reentered the wholesale mortgage loan market. The amount of loans purchased from third parties was approximately $77 million, $63 million, $1 million, $29 million, and $48 million for the years ended December 31, 1995, 1994, 1993, 1992, and 1991, respectively.

         In addition to loan originations through its retail branch network and purchases from third parties, the Company originates mortgage loans referred to it by mortgage brokers. The mortgage broker receives a fee payable at closing by the borrower for its services. Approximately, $____ million of mortgage loans were originated through mortgage brokers in 1995. Purchases of loans from other mortgage bankers in the wholesale loan market as well as origination of mortgage loans through loan brokers provides the Company with a source of low cost production that allows the Company to efficiently increase the size of its servicing portfolio.
         The following table sets forth the number and dollar amount of the Company's mortgage loan production for the periods indicated:

                                                                         Year ended December 31,

                                       1995       1994            1993             1992              1991
                                       ----   ------------    ------------     ------------      ------------
                                       (Dollars in thousands, except average initial loan balances)
FHA/VA LOANS:

   Number of Loans  . . .             4,016          7,037           8,364            3,224             2,182
   Volume of Loans  . . .          $267,909       $433,748      $  532,654         $207,239          $132,005
   Percent of Total Volume
                                        48%            57%             37%              30%               37%

CONVENTIONAL AND OTHER
LOANS:(1)
   Number of Loans  . . .             5,059          6,285          12,658            7,637             4,856
   Volume of Loans  . . .          $291,537       $326,698      $  899,794         $486,484          $228,411
   Percent of Total Volume
                                        52%            43%             63%              70%               63%

TOTAL LOANS:
   Number of Loans  . . .             9,075         13,322          21,022           10,861             7,038
   Volume of Loans  . . .          $559,446       $760,446      $1,432,448         $693,723          $360,416
AVERAGE INITIAL LOAN
BALANCE:
   FHA/VA Loans . . . . .          $ 66,700       $ 61,600      $   63,700         $ 64,300          $ 60,500
   Conventional and other
      Loans(1)  . . . . .          $ 57,600       $ 52,000      $   71,100         $ 63,700          $ 47,000
REFINANCINGS(2) . . . . .               41%            59%             80%              67%               67%

      ________________

        (1) Includes second mortgage loans and non-conforming loans (conventional loans that do not qualify for inclusion in the guarantee programs sponsored by FNMA or FHLMC). Includes mortgage loans funded by Doral Federal pursuant to Master Production Agreement.

        (2)    As a percentage of the total dollar volume of loans originated.

         A substantial proportion of the Company's total mortgage loan originations has consistently been comprised of refinancing loans. For the years ended December 31, 1995, 1994 and 1993, refinancing activity represented approximately 41%, 59% and 80%, respectively, of the Company's total dollar volume of mortgage loans originated. The high level of refinancings during 1993 was principally due to a decline in average mortgage interest rates which stimulated demand for refinancing of existing mortgage loans. The decrease in refinancing activity during 1994 compared to 1993 was due to the rise in interest rates experienced during the second half of 1994. The continued decrease in refinance loans during 1995 reflected the continued weakness in demand for this product following the unusually high refinance activity experienced during 1993. A significant future increase in mortgage interest rates in Puerto Rico could adversely affect the Company's business if it results in a significant decrease in refinancing of first mortgage loans. In recent years, the Company, primarily through its HF Division, has increased relations with realtors and developers in order to increase home purchase loan originations. The Company believes that by increasing its home purchase loan originations it may offset, in part, the adverse effects that increasing interest rates or lower demand for refinancing loans could have on overall mortgage loan production.

         For the years ended December 31, 1995, 1994 and 1993, non-conforming conventional loans represented approximately 45%, 28% and 15%, respectively, of the Company's total volume of mortgage loans originated.

         All loan originations, regardless of whether originated through the retail network, obtained through mortgage brokers or purchased from third parties, must be underwritten in accordance with the Company's underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and insurance and property appraisal requirements. The Company's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal savings and loan regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. The Company's underwriting personnel, while operating out of loan offices, make underwriting decisions independent of the Company's mortgage loan origination personnel. Under the Company's quality control plan, the Company reverifies a portion of the mortgage loans funded each month, to provide reasonable assurance that the Company's underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, the Company reconfirms employment status, the source of down payment and other key items.

         Typically, when a mortgage loan is originated through the Company's retail branches, the borrower is required to pay an origination fee to the Company. These fees are generally in the range of 0% to 6% of the principal amount of the mortgage loan, and are payable at the closing of such loan. The Company may also charge discount points depending upon market conditions and regulatory considerations as well as the Company's objectives concerning mortgage loan origination volume and pricing. The Company incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions, resulting in fluctuations in revenues from mortgage loan originations. Under Generally Accepted Accounting Principles ("GAAP") it is required that general operating expenses incurred in originating mortgage loans be charged to current expense. Direct origination costs and origination income must be deferred and amortized using the interest method, until the repayment or sale of the related mortgage loans.

         LOAN SERVICING. The Company's principal source of servicing rights is mortgage loan originations and purchases from third parties. When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. FFCC receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining principal amount of the loans serviced plus any late charges. In general, FFCC's servicing agreements are terminable by the investor for cause.

         The Company's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, the Company may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable.

         The following table sets forth certain information regarding the total loan servicing portfolio of FFCC for the periods indicated:



                                                                   Year ended December 31,
                               ----------       ----------         ----------      ----------     ----------
                                  1995             1994               1993            1992            1991
                               ----------       ----------         ----------      ----------     ----------
                                                           (Dollars in thousands)
Composition of Servicing
  Portfolio at Period
  End:
  FHA and VA Mortgage
    Loans . . . . . . . .      $1,117,296         $1,062,108       $  955,624       $  851,853     $  858,261
  Conventional and Other
    Mortgage Loans  . . .       1,550,964          1,581,418        1,420,031          885,571        554,745
                               ----------         ----------       ----------       ----------     ----------
Total Servicing Portfolio      $2,668,260         $2,643,526       $2,375,655       $1,737,424     $1,413,006
                               ==========         ==========       ==========       ==========     ==========

BEGINNING SERVICING
  PORTFOLIO   . . . . . .      $2,643,526         $2,375,655       $1,737,424       $1,413,006     $1,193,067
ADD:
  Loans Funded and
    Purchased(1)  . . . .         678,330            823,834        1,433,448          722,723        386,695
LESS:
  Servicing Sales
    Transferred   . . . .         310,000            202,000          198,700           53,400         51,460
  Run-off(2)  . . . . . .         343,596            353,963          596,517          344,905        115,296
                               ----------         ----------       ----------       ----------     ----------
Ending Servicing Portfolio     $2,668,260         $2,643,526       $2,375,655       $1,737,424     $1,413,006
                               ==========         ==========       ==========       ==========     ==========

SELECTED DATA REGARDING
  MORTGAGE LOANS SERVICED:
  Number of Loans   . . .          54,993             52,515           48,272           39,562         34,897
  Weighted Average
  Interest  Rate  . . . .           8.43%              8.21%            8.15%            9.09%         10.06%
  Weighted Average
  Maturity (months) . . .             181                192              226              204            224
  Weighted Average
  Servicing Fee Rate  . .           .3831              .3945            .4195            .4040          .4242

DELINQUENT MORTGAGE LOANS
  AND PENDING FORECLOSURES
  AT PERIOD END:(3)
  60-89 days past due . .           1.78%              1.53%            1.49%            1.39%          2.01%
  90 days or more past
  due . . . . . . . . . .           2.22%              1.48%            1.62%            1.55%          2.26%
                                    -----              -----            -----            -----          -----
  Total delinquencies   .           4.00%              3.01%            3.11%            2.94%          4.27%
                                    =====              =====            =====            =====          =====

  Foreclosures Pending  .           1.04%              1.19%            1.21%            1.44%          1.47%
                                    =====              =====            =====            =====          =====

                                     Year ended December 31,
                       --------   -------   -------   -------   --------
                         1995       1994      1993      1992      1991
                       --------   -------   -------   -------   --------
                                     (Dollars in thousands)
- --------------------

  (1) Loans funded and purchased represent that portion of loans originated or purchased with respect to which the servicing rights were retained by the Company. For 1995 and 1991, there is also included $42.3 million and $49.2 million, respectively, of servicing rights acquired in bulk from third parties.
  (2) Run-off refers to regular amortization of loans, prepayments and foreclosures.
  (3)   Expressed as a percentage of the total number of loans serviced.


    Substantially all of the mortgage loans in the Company's servicing portfolio are secured by single (one-to-four) family residences. Substantially all of FFCC's mortgage servicing portfolio is composed of mortgages secured by real estate in Puerto Rico. At December 31, 1995, approximately $42 million of the Company's mortgage servicing portfolio related to mortgages secured by real property outside of Puerto Rico, (all of which were secured by real property located in the State of Florida).

    The amount of principal prepayments on mortgage loans serviced by the Company was $160 million, $281 million and $537 million for the years ended December 31, 1995, 1994 and 1993, respectively. This represented approximately 6%, 11% and 26% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid was $37,800, $41,800 and $54,600, respectively. Principal prepayments declined during 1995 and 1994 as a result of decreased refinancing activity following the refinance boom of 1993. The primary means used by the Company to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the development of a strong internal origination capability that has allowed the Company to continue to increase the size of its servicing portfolio even in times of high prepayments.

    Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the year ended December 31, 1995, the monthly average amount of funds advanced by FFCC under such servicing agreements was approximately $4.7 million. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days.

    The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 1995 and December 31, 1994, the Company was servicing mortgage loans with an aggregate principal amount of $85 million and $112 million, respectively, on a recourse basis. During the last five years, losses incurred due to recourse servicing have not been significant.

    FFCC's servicing rights provide a significant continuing source of income for FFCC. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors and any recourse provisions. During the years ended December 31, 1995, 1994 and 1993, FFCC sold servicing rights on $310 million, $202 million and $199 million, respectively, of mortgage loans. While the Company's general strategy is to increase the size of its servicing portfolio by retaining the servicing rights to the mortgage loans it originates and purchases, FFCC may from time to time sell additional portions of its servicing portfolio when market conditions are favorable.

    The market value of, and earnings from, the Company's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, servicing income generated from the Company's mortgage loan servicing portfolio may also decline through increased amortization and the recognition of impairment of servicing rights. See "Management's Discussion and Analysis of Financial Conditional and Results of Operation - New Accounting Standards" herein. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected. Increases in the rate of delinquencies and foreclosures on mortgage loans tend to increase the costs associated with administering mortgage loans.

    Mortgage loan delinquency rates in Puerto Rico are generally higher than in the mainland United States. At December 31, 1995, 1994 and 1993, 4.00%, 3.01% and 3.11%, respectively, of the number of loans in FFCC's servicing portfolio were 60 or more days past due and, in addition, 1.04%, 1.19%, and 1.21%, respectively, were in foreclosure. During the years ended December 31, 1995, 1994 and 1993, the percentage of loans in FFCC's servicing portfolio which were over 60 days past due but not in foreclosure at month end varied from 2.86% to 4.07%, 2.88% to 3.26%, and 3.11% to 3.71%, respectively. For the year ended December 31, 1995, the percentage of the number of serviced loans in
foreclosure ranged from .97% to 1.20%.   The percentage of the number of
serviced loans in foreclosure during 1994 and 1993 ranged from 1.14% to 1.31% and from 1.19% to 3.37%, respectively.

    HRU, Inc. provides mailing and electronic data processing services for FFCC's servicing and earns fees from FFCC based on the volume of mortgage loans serviced. Such fee are determined at fair market value and amounted to approximately $860,000, $726,000, and $617,000, for the years ended December 31, 1995, 1994 and 1993, respectively. FFCC owns 33% of HRU, Inc.

    FORECLOSURE EXPERIENCE AND REAL ESTATE OWNED. While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Moreover, because substantially all the mortgage loans in its servicing portfolio are serviced on an non-recourse basis, foreclosure losses in connection with the Company's Mortgage Banking Business are generally the responsibility of the investors or insurer and not of the Company. Real estate owned as a result of foreclosures ("REO") related to the Company's Mortgage Banking Business arises primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representation or warranties or pursuant to recourse arrangements. As of December 31, 1995 and 1994, FFCC held REO with a book value of approximately $2.1 million for each year. Sales of REO resulted in net losses to FFCC of approximately $145,000 $473,000 and $1.05 million for the years ended December 31, 1995, 1994 and 1993, respectively. There is no liquid secondary market for the sale of the Company's REO.

    With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA against foreclosure loss, while the VA guarantee is subject to a limitation which is generally equal to 25% to 50% of the principal amount of the loan, up to a maximum ranging from $22,500 to $50,750, depending upon the amount of the loan. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1995. FFCC, however, incurs about $2,200 per loan foreclosed in interest and legal charges during the time between payment by FFCC and FHA or VA reimbursement. For the years ended December 31, 1995, 1994, and 1993 total expenses related to FHA or VA loans foreclosed amounted to $75,000, $464,000, and $158,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recovered. Such nonrecovered expenses have been immaterial to date .

    Any significant adverse economic developments in Puerto Rico, FFCC's primary service area, could result in an increase in defaults or delinquencies on mortgage loans that are serviced by FFCC or held by FFCC pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans and increasing the costs of administering loans.

    SALE OF LOANS; ISSUANCE OF MORTGAGE-BACKED SECURITIES. FFCC customarily sells most of the loans that it originates, except for those originated by Doral Federal which are generally held until maturity, utilizing different sales channels described below. FFCC issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans or VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers in Puerto Rico. During the year ended December 31, 1995, FFCC issued approximately $366 million in GNMA-guaranteed mortgage-backed securities.

    Certain GNMA-guaranteed mortgage-backed securities sold by FFCC are in the form of GNMA serial notes. GNMA serial notes are sold in pools of $2.5 million to $5 million. Such pools are composed solely of FHA loans or VA loans originated in Puerto Rico. GNMA serial notes are structured into packages consisting of notes of different yields and maturities, which range from 1 to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are offered to the public through securities broker-dealers. During the year ended December 31, 1995, FFCC issued GNMA serial notes totaling approximately $284 million.

    With respect to loans securitized through GNMA programs, the Company is insured against foreclosure losses by HUD with respect to FHA loans or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount ranging from $22,500 to $50,750, depending upon the amount of the loan). According to the applicable VA guidelines, the maximum amount of a VA loan originated in Puerto Rico is presently $203,000. According to applicable FHA guidelines, the maximum amount of a FHA loan ranges from $78,660 to $123,500, depending on the municipality where the mortgaged property is located.

    Conforming conventional loans originated or purchased by FFCC are either sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which FFCC sells to securities broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides FFCC with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans.

    The relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA and VA loans is dependent on market conditions, the relative pricing and return on origination of the different types of mortgage loans and the maximum loans amounts for the various types of loans.

    Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called non-conforming loans) are sold to financial institutions or other private investors or are securitized into "private label" mortgage-backed securities through grantor trusts or other mortgage conduits and sold through broker-dealers. Each issue of mortgage-backed securities normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates are made. To date, credit enhancement, in the form of an insurance policy and subordination, has generally been used to increase the credit rating of the senior certificates and thereby improve their marketability. During the years ended December 31, 1995 and 1994, the Company securitized approximately $75 million and $101 million, respectively, aggregate principal amount of non-conforming mortgage loans. Financial Security Assurance, Inc. ("FSA") insured approximately $70 and $96 million of senior certificates issued in connection with such securitization transactions during 1994 and 1995, respectively. Subject to market conditions, the Company contemplates entering into similar securitization transactions in the future. As part of its arrangement with FSA, the Company has agreed to retain and pledge to FSA the residual certificates issued in such transactions. As of December 31, 1995 and 1994, the Company held approximately $13.1 million and $11.1 million, respectively, in subordinate certificates and $8.8 million and $9.4 million, respectively, in residual certificates issued in securitization transactions involving the Company. Currently a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates is subject to substantial fluctuations as a result of changes in prevailing interest rates. In October 1995, the Company entered into a one-year credit facility with a local financial institution to finance its portfolio of subordinate certificates. As of December 31, 1995, the outstanding principal amount of such financing was approximately $9.8 million and bore interest at a rate of 8.5% per annum.

    While the Company's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sales or exchange of mortgage loans on a recourse basis.
In the past, recourse sales often involved sale of non-conforming loans to local financial institutions. Recourse sales have decreased in recent years, in part due to the securitization of non-conforming loans into private label mortgage- backed securities and increased sales channels that allow the Company to sell non-conforming loans to investors on a non-recourse basis. The Company estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. Normally, the fair value of any retained recourse is immaterial because the Company has historicaly been successful in reselling repurchased loans for at least their carrying costs. Accordingly, as of December 31, 1995, the Company did not deem it necessary to establish reserves for possible losses related to recourse obligations. At December 31, 1995, the Company had loans in its servicing portfolio with provisions for recourse in the principal amount of approximately $85 million, as compared to $112 million as of December 31, 1994. Of these recourse loans, approximately $16 million and $18 million, respectively, in principal amount consisted of loans sold to FNMA and FHLMC or exchanged into securities of such agencies, and approximately $69 million and $94 million principal amount, respectively, consisted of non-conforming loans sold to other private investors as of December 31, 1995 and 1994, respectively. At December 31, 1995, existing commitments to sell loans to FHLMC aggregated $3 million, and were on a non-recourse basis.

    In addition to the sale of the "private label" mortgage-backed securities referred to above, the Company has, from time to time, sold mortgage-backed securities in bulk to local broker-dealers or financial institutions. These mortgage-backed securities are often converted into collateralized mortgage obligations by the purchasers and sold in the local Puerto Rico market.

    From time to time, the Company may sell mortgage-backed securities subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities a put option that grants the buyer the right to sell and obligates the Company to buy, the securities at a future date at a negotiated price. Sales of securities with puts are accounted for as sales or borrowings based on an assessment of the probability that the put option will be exercised. If, on the transaction date, the Company determines that it is probable that the put option will not be exercised, the transaction is accounted for as a sale. Conversely, if it is determined that it is probable that the put option will be exercised, the transaction will be accounted for as a secured borrowing. As of December 31, 1995, the Company had outstanding $25 million in mortgage-backed securities sold subject to put arrangements, all of which expire within a year, all of which were accounted for as sales. In addition, as of such date, the Company had entered into a commitment to sell $40 million in GNMA mortgage-backed securities subject to a one-year put option.

    MARKET INTEREST RATES AND NET INTEREST INCOME. A greater proportion of the Company's net income has generally been composed of net interest income than is typical of mortgage banking institutions in the mainland United States. This is primarily due to the fact that the Company traditionally has held mortgage loans and mortgage-backed securities, particularly GNMA certificates, for longer periods prior to sale than mortgage banking institutions generally do. For the year ended December 31, 1995, the Company held mortgage loans (including mortgage-backed securities) prior to sale for an average period of 352 days, as compared to 212 days for the year ended December 31, 1994. The increase in the number of days mortgage loans and mortgage-backed securities were held prior to sale is primarily due to the decision made by the Company commencing during the first quarter of 1994 to hold tax exempt FHA and VA mortgages and GNMA securities, for longer periods prior to sale, to maximize tax exempt net interest income produced by these instruments.

  Puerto Rico regulatory requirements and the operation of the GNMA serial note program in Puerto Rico also tend to increase the period during which mortgage loans are held prior to sale. In order to be able to fund the origination of mortgage loans with tax-advantaged 936 Funds (see "Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" below), mortgages qualifying for favorable tax treatment must be segregated and separately funded from non-qualifying mortgages. This requirement, together with the fact that the GNMA serial note pools consist of a minimum of $2.5 million principal amount of mortgage loans as compared to $1 million for other GNMA programs, obligates the Company to hold mortgage loans and mortgage-backed securities for longer periods prior to sale in order to assemble such pools.

    Changes in prevailing market interest rates between the time FFCC funds a mortgage loan and the time the mortgage loan or mortgage-backed security is sold to permanent investors could reduce FFCC's net interest income on mortgage loans held prior to sale and gains from the sale of loans, thereby reducing FFCC's net income. FFCC attempts to manage these risks by securing commitments for future delivery or engaging in managed hedging transactions such as those described under "Interest Rate Management" below.

    INTEREST RATE MANAGEMENT. The Company's Mortgage Banking Business is subject to the risk that future changes in interest rates may adversely affect the value of the Company's portfolio of mortgage loans and mortgage-backed securities. Interest rate fluctuations may also adversely affect net interest income. FFCC attempts to minimize these risks through the use of forward commitments and other hedging techniques.

    The Company does not generally hedge conventional loans in the pipeline or in the process of origination because it does not generally lock in or guarantee the customer a specific interest rate on such loan prior to closing but rather offers customers an interest rate that will be based on a prevailing rate that adjusts weekly based on the FHLMC mortgage auction. In the case of FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to obtain commitments for the purchase of such loans or mortgage-backed securities following the funding of such loans. These loans are normally sold to institutional investors or at the FNMA and FHLMC cash windows. To the extent the Company does engage in offerings of mortgage products that lock in or guarantee the interest rate through the closing date, the Company attempts to obtain forward commitments at the time it fixes the rates for the loans. At December 31, 1995, the amount of outstanding forward commitments was $44 million.

    In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale in order to maximize tax exempt net interest income. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of interest paid on these securities under Puerto Rico law. This relative stability of prices for Puerto Rico GNMA securities allows the Company to implement a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. In the case of nonconforming conventional loans and GNMA mortgage-backed securities not subject to long-term repurchase agreements, the Company seeks to protect itself from interest rate risk by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments. Contracts designated as trading hedges are marked-to-market on a monthly basis with the resulting gains and losses charged to operations. Changes in the market value of futures contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the value of the asset or liability being hedged. The level of investment in such options is increased or decreased in relation to interest rates changes and other market factors.

    The Company has in place long-term reverse repurchase agreements secured by GNMA certificates and CMO certificates backed by GNMA certificates with an aggregate principal amount of approximately $17.8 million as of December 31, 1995. The Company does not generally hedge or obtain forward commitments for such GNMA and CMO certificates because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute GNMA and CMO certificates subject to the repurchase agreements with similar securities at any time.

    The operations of the Company are also subject to interest rate risk because its interest-earning assets and interest-bearing liabilities reprice at different times and varying amounts. FFCC's loans held for sale and mortgage-backed securities held for trading inventories are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments and new originations) while the short-term borrowing used to finance these positions normally reprice on a quarterly basis. To protect against major fluctuations in short-term interest rates, the Company purchases listed put options on financial instruments, including Eurodollars contracts. This policy attempts to ensure a relatively stable short-term cost of funds.

    In the future, FFCC may utilize alternative hedging techniques, including futures, options or other synthetically-created hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent that they are not successful, the Company's profitability may be adversely affected. For the year ended December 31, 1995, the Company experienced hedging losses of $5.4 million while for the year ended December 31, 1994, FFCC experienced hedging gains of $2.2 million. Losses on hedging activities are generally indicative of higher gains on mortgage loans and mortgage-backed securities.

    PUERTO RICO SECONDARY MORTGAGE MARKET AND FAVORABLE TAX TREATMENT. In general, the Puerto Rico market for mortgage-backed securities is an extension of the United States market with respect to pricing, rating of the investment instruments, and other matters. However, United States and Puerto Rico tax laws provide an economic incentive for Puerto Rico residents and Section 936 Corporations (defined below) to invest in certain mortgage loans and mortgage-backed securities originated in Puerto Rico, including FHA and VA loans and GNMA certificates, thereby tending to increase the secondary market demand for, and the resale value of, such mortgage loans and mortgage-backed securities. These tax advantages also favorably affect FFCC's net interest income by helping create a pool of lower-cost funds that FFCC can access through financial intermediaries such as banks and broker-dealers and use to fund mortgage loans and mortgage-backed securities pending sale.

    Under the Industrial Incentives Acts, certain investment income earned by qualified manufacturing entities or service enterprises ("Exempt Companies") is exempt from Puerto Rico income tax. The Industrial Incentive Acts also encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable 10% tax (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years. Investments income that qualifies for this exemption includes interest on certain mortgage loans and mortgage-backed securities and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers), provided such funds are invested in certain "eligible activities" as defined in regulations promulgated by the Commissioner, including certain mortgage loans and mortgage-backed securities.

    Most Exempt Companies are United States corporations which operate in Puerto Rico under Section 936. Corporations that meet certain requirements and elect the benefits of Section 936 ("Section 936 Corporations") are entitled to credit against their United States corporate income tax a portion of such tax attributable to (i) income derived from the active conduct of a trade or business within Puerto Rico or from the sale or exchange of substantially all assets used in the active conduct of such trade or business ("Active Business Income") and (ii) qualified possession source investment income ("QPSII"). QPSII includes interest derived from mortgage loans secured by real property located in Puerto Rico and mortgage-backed securities consisting of such mortgage loans as well as interest on deposits with financial institutions which in turn use such funds to finance the origination of mortgage loans and other qualifying assets. The credit provided for QPSII tends to increase the demand for Puerto Rico mortgage loans and mortgage-backed securities as well as to reduce funding costs for mortgage funding costs for mortgage banking institutions.

    The Omnibus Budget Reconciliation Act of 1993 amended various provisions of
Section 936. The amendments (the "OBRA Amendments"), which are generally effective for taxable years beginning after

December 31, 1993, permit a taxpayer to compute the tax credit available under
Section 936 (the "936 Credit") as under prior law but limit the amount of credit allowed with respect to Active Business Income under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit is equal to a fixed percentage of the amount of tax credit allowable under prior law (the "Fixed Percentage Method"). This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998, such percentage would be 40%. Under the second alternative (the "Economic Activity Method"), which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit may not exceed the sum of the following three components: (i) 60% of the qualified possession wages and the allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and (iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. The OBRA Amendments did not limit the 100% credit available under Section 936 for QPSII, including income received from investment in certain Puerto Rico mortgage loans and mortgage-backed securities.

    On November 20, 1995, the United States Congress passed the Seven-Year Balanced Budget Reconciliation Act of 1995 (the "Budget Bill"), which was subsequently vetoed by President Clinton on December 6, 1995. The Budget Bill would have generally repealed the 936 Credit for taxable years beginning after December 31, 1995. 936 Corporations that were engaged in the active conduct of trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for taxable years beginning before December 31, 1995, would have enjoyed the benefit a ten-year grandfather rule. Under the grandfather rule, the amount of Active Business Income eligible for the 936 Credit would have been subject to certain caps that would vary depending upon whether the 936 Corporation computed its 936 Credit under the Economic Activity Method or under the Fixed Percentage Method. The credit available for QPSII would not have enjoyed the benefit of the grandfather rule and would have been eliminated for taxable years beginning after December 31, 1995.

    There can be no assurance as to what changes may be made to Section 936 as part of the ongoing Federal budget process. While the final impact of the proposed repeal of Section 936 cannot be determined at this time, the repeal of
Section 936 by legislation containing provisions similar to those contained in the Budget Bill, could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of Section 936, particularly the elimination of the credit for QPSII, could also lead to a decrease in the amount of 936 Funds invested in Puerto Rico financial assets by 936 Corporations, thereby increasing funding costs and decreasing liquidity in the Puerto Rico financial market. The magnitude of the impact of any such changes on the Company's profitability or financial condition cannot be determined at this time. The Company has taken steps to attempt to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products. See "Managements Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources." During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Euro-dollar market have decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of the Company.

    In addition to the foregoing incentives, interest derived from FHA loans or VA loans secured by real property in Puerto Rico originated after June 30, 1983, and, under certain circumstances, on or before

February 15, 1973, and from GNMA certificates consisting of such mortgages, is exempt from Puerto Rico income tax. FHA and VA mortgage loans are also exempt from Puerto Rico gift and estate taxes. Individuals who are bona fide residents of Puerto Rico are also not subject to United States federal income tax on income from Puerto Rico sources, including interest income derived from mortgage loans originated in Puerto Rico whose mortgagors are residents of Puerto Rico. The exemption for interest earned on FHA loans, VA loans and GNMA certificates tends to increase the demand for these products and the price the Company may obtain upon their sale. On October 18, 1995, the Puerto Rico Finance Board announced that it had completed a review of the tax exempt treatment of interest on FHA and VA loans and was not recommending any change in the current treatment. There can be no assurance that the tax exempt treatment of interest on FHA and VA loans will not be reviewed or modified in the future.

    Any change in Puerto Rico's political status could result in the elimination or modification of these tax benefits described above. See "The Commonwealth of Puerto Rico- Relationship of Puerto Rico with the United States" for a description of legislation introduced into the House of Representatives regarding the holding of a referendum on the political status of Puerto Rico.

OTHER LENDING AND INVESTMENT ACTIVITIES

    LOANS HELD FOR INVESTMENT AND REAL ESTATE OWNED. The Company, through Doral Federal, originates for investment mortgage loans secured by residential real estate, including personal loans up to $40,000 secured by first or second mortgages. To a lesser extent, Doral Federal also originates development and construction loans and loans secured by commercial real estate. Prior to being acquired by the Company in September 1993, Doral Federal also engaged in unsecured consumer and commercial lending and finance leases. Doral Federal is considering beginning to offer such products again on a limited basis.

    At December 31, 1995, and 1994, loans held for investment which were originated as part of the Company's other lending activities through Doral Federal, net totaled $51.4 million and $34.8 million, respectively, and 72% and 85%, respectively, of such loans were secured by mortgages on owner-occupied single-family residences. While Doral Federal has nationwide lending authority as a federal savings association, substantially all of its loans are secured by real property located in Puerto Rico. At December 31, 1995, 99.5% of the mortgage loans held for investment by Doral Federal were secured by property located in Puerto Rico. At December 31, 1995, the largest loan held for investment by Doral Federal was $645,000 and the maximum aggregate amount of loans that Doral Federal could make to a single borrower under OTS regulations was $2.4 million. The Company anticipates continued growth in Doral Federal's portfolio of loans held for investment.

    In connection with FFCC's acquisition of Doral Federal, Doral Federal entered into a Master Loan Production Agreement with the Company whereby the Company agreed to help the thrift meet its stated production goals by, among other things, (1) advertising, promoting and marketing to the general public,
(2) interviewing prospective borrowers and initial processing of loan applications, consistent with Doral Federal's underwriting guidelines, and (3) providing personnel and facilities with respect to the execution of loan agreements. The terms of the Master Loan Production Agreement are believed to be at least as favorable to Doral Federal as those prevailing for comparable transactions with or involving other non-affiliated companies. In the future, Doral Federal may determine to engage in direct mortgage loan originations through its branch network.

    For mortgage loans originated prior to October 1, 1995, Doral Federal has in effect a Master Purchase, Servicing and Collection Agreement (the "Master Purchase Agreement") with the Company providing for the sale by Doral Federal to the Company of the servicing rights to all first and second mortgage loans secured by residential properties, all loans secured by commercial real estate, all commercial business loans, consumer and any other loans secured by mortgages and forming a part of Doral Federal's loan portfolio (the "Loans"). The Master Purchase Agreement further provides that the Company, exclusively, will service the Loans according to a fee schedule contained in the Master Purchase Agreement. The fee schedule provides that the purchase price of the servicing rights with respect to the Loans is a percentage of the outstanding principal amount of such Loans. The terms of the Master Purchase Agreement are believed to be at least as favorable to Doral Federal as those prevailing for comparable transactions with or involving other non-affiliated companies.

    For Loans originated after October 1, 1995, the Master Purchase Agreement was substituted with a Master Servicing and Collection Agreement (the "Master Servicing Agreement") whereby the Company will contractually agree to service all Loans originated by Doral Federal after the date of the Master Servicing Agreement. Under the Master Servicing Agreement, FFCC will not, however, purchase the intangible right to service such Loans. The Company will be entitled to receive a servicing fee equal to 25 basis points of the outstanding principal amount of the Loans being serviced. Doral Federal would retain the right to terminate the Company's servicing rights, without cause, upon notice to the Company.


    The following table set forth certain information regarding the Company's loans held for investment as part of its other lending activities through Doral Federal as of the date indicated:

                                                   December 31,     Percent     December 31,        Percent
                                                      1995         of Total         1994           of Total
                                               ----------------    --------   --------------       --------
                                                           (Dollars in Thousands)
    Construction loans                                  $ 2,637          5%          $ 1,061             3%
    Residential mortgage loans                           29,481          57           23,293             66
    Commercial real estate                                9,205          18            2,044              6
    Consumer - Secured by mortgage                        7,362          14            6,283             18
    Consumer - other                                        324          (1)           1,009              3
    Loans on savings deposits                             1,940           4              956              3
    Commercial non-real estates                             698           2              393              1
    Leases                                                    3          (1)              28             (1)
    Land secured                                            330          (1)             183             (1)
                                                        -------                      -------           ----
      Gross loans                                       $51,980        100%          $35,250           100%
                                                        -------                      -------
    Less:
      Unearned interest and deferred loan                  (383)                         (13)
      fees(2)
      Reserve for loan losses                              (242)                        (428)
                                                        -------                      -------
                                                           (625)                        (441)
                                                        -------                      -------
      Loans receivable, net                             $51,355                      $34,809
                                                        =======                      =======

_______________
     (1)      Represents less than one percent.
     (2) Net of deferred loan fees resulting from the sale of servicing rights to affiliates which are eliminated in the preparation of the Company'Consolidated Financial Statements.

     Doral Federal originates adjustable and fixed interest rate loans. However, given traditional consumer preferences in Puerto Rico for fixed rate mortgage loans, Doral Federal's principal product, the Company does not anticipate significant growth in adjustable rate mortgages. At December 31, 1995 and 1994, approximately 7% and 9%, respectively, of Doral Federal's mortgage loans held for investment were adjustable rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to the prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Federal pays on the short-term deposits that have primarily funded these loans.

     For information as to the time periods during which fixed rate loans mature and adjustable rate loans reprice with respect to the Company's loans held for investment through Doral Federal, refer to Note 9 to the Company's Consolidated Financial Statements.



     NON-PERFORMING ASSETS AND ALLOWANCE FOR LOANS LOSSES. Non-performing assets ("NPAs") consist of loans on a non- accrual basis and other real estate owned. Doral Federal's policy is to place all loans 90 days or more past due on non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectability is reasonably assured. Mortgage loans held for sale as part of the Company's Mortgage Banking Business are normally only placed on non-accrual basis upon commencement of foreclosure proceedings (which normally occurs within six to eight months following default). For the years ended December 31, 1995 and 1994, the Company would have recognized $211,000 and $287,000, respectively, in additional interest income had all delinquent loans owned by the Company been accounted for an accrual basis. See "Business-Regulation-Savings and Loan Operations -- Doral Federal - Classification of Assets" for additional information regarding classified assets of Doral Federal.

     The following table sets forth information with respect to the Company's non-accrual loans, REO and other non- performing assets for the years ended December 31, 1995 and 1994.

                                                                                         At December 31
                                                                                         1995         1994
                                                                                         ----         ----

                                                                                       (Dollars in thousands)
   Mortgage Banking Business(1):
       Non-accrual loans   . . . . . . . . . . . . . . . . . . . . . . . . .             $1,250(2)     $4,260
       Other real estate owned   . . . . . . . . . . . . . . . . . . . . . .              2,085         2,029
       Other nonperforming assets(3)   . . . . . . . . . . . . . . . . . . .                893           448
   Other Lending Activities:(4)
       Non-accrual loans   . . . . . . . . . . . . . . . . . . . . . . . . .                949           459
       Other real estate owned   . . . . . . . . . . . . . . . . . . . . . .                  -            87

       Total NPAs as a percentage of loans receivable, net and other real                   1.8%          1.6%
       Ratio of allowance for loan receivables to non-performing loans(4)  .              25.50%        93.25%

        -----------

        (1)Includes mortgage loans held for sale and REO related to the Company's Mortgage Banking Business. Consist primarily of construction and commercial loans.
        (2) Of the amount shown, a non-affiliated government institution was required to purchase $1.25 million and $2.9 million at December 31, 1995 and 1994, respectively, at par on a non-recourse basis.
        (3)This amount refers to a mortgage loan to a real estate partnership formed to acquire REO from the Company. This loan is included in "Securities and investments held to maturity" in the Company's financial statements.
        (4)Limited to mortgage loans and REO of Doral Federal.


     The Mortgage Banking Business' other real estate owned arises primarily through foreclosure on mortgage loans repurchased from investors, either because or breach of representations or warranties or pursuant to recourse arrangements. The Company believes that the value of the REO reflected on its financial statements represent a reasonable estimate of the properties' fair value, net of cost of sales. During the past five years, the impact of loans repurchased as the result of breach of representations or warranties or pursuant to recourse arrangements has not been material.

     The percentage of the allowance for loan losses to nonperforming loans held for investment will not remain constant due to the nature of Doral Federal's portfolio of mortgage loans, which are primarily collateralized by real estate. The collateral for each nonperforming mortgage loan is analyzed by Doral Federal's to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an on-going basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary. For certain information regarding the Company's allowance for loan losses related to loans held for investment by Doral Federal and losses on other real estate owned for both Doral Federal and the Company's Mortgage Banking Business for the three years ended December 31, 1995, 1994 and 1993 refer to Note 10 to the Company's Consolidated Financial Statements.

OTHER INVESTMENTS

     As of December 31, 1995, the Company held approximately $78 million of securities and other investments which are classified as held to maturity because the Company had the intent to hold these securities until maturity. Of this amount, approximately $18 million were held by Doral Federal. The $60 million in securities classified as held to maturity included as part of the Company's Mortgage Banking Business consist of tax exempt GNMA-backed CMO Certificates. The holding of these securities until maturity is consistent with the Company's strategy to maximize tax exempt interest income. The Company does not believe that the holding of these securities will have an adverse effect on the liquidity of the Company because it believes that it will be able to obtain continuous financing for these securities under its existing credit facilities or pursuant to deposits, in the case of securities owned by Doral Federal. For certain information regarding the composition of the Company's mortgage-backed securities and other investments held to maturity, the contractual or expected maturities thereof and the aggregate gross unrealized holding gains or losses with respect thereto as of December 31, 1995 and 1994, refer to Note 7 to the Company's Consolidated Financial Statements.


     As of December 31, 1995, Doral Federal also held approximately $14.6 million in FNMA, FHLMC and GNMA mortgage- backed securities that are clasified as available for sale. As of December 31, 1995, gross unrealized holding gains with respect to such securities equalled approximately $95,400 while gross unrealized losses equalled approximately $86,500. The contractual maturity of the securities available for sale at December 31, 1995 is generally over ten years. There were no sales of such securities during the year ended December 31, 1995.


FUNDING
- -------

     BORROWING ARRANGEMENTS RELATING TO MORTGAGE BANKING OPERATIONS. Except as noted below with respect to GNMA securities, historically, a period of two to four months has normally elapsed between the origination of a mortgage loan by FFCC and its sale to permanent investors. The Company often holds GNMA certificates for longer periods to take advantage of tax exempt interest income on such certificates while conforming loans that qualify for the mortgage-backed securities programs of FNMA and FHLC are normally sold within 60 days of origination.

     Prior to issuance of GNMA or other mortgage-backed certificates, FFCC's mortgage loans are funded almost entirely by borrowings under warehousing lines of credit or other financing agreements such as pre-sale, gestation facilities and repurchase agreements, with financial institutions. FFCC principal short term facilities include warehousing lines of credit with three local commercial banks and pre-sale, gestation or repurchase facilities with three affiliates of major U.S. brokerage houses. Pre-sale or gestation facilities generally permit the Company to obtain more favorable financing rates once mortgage loans have been assigned to a pool but prior to securitization. These facilities also generally allow for the financing of mortgage-backed securities upon issuance. Typically, FFCC finances between 90% and 95% of the principal amount of its mortgage loans and secures advances under its lines of credit by pledging such loans and the servicing agreements relating thereto to such banks or financial institutions, a practice commonly referred to as "warehousing." The percentage of principal amount will range from 90% for conventional mortgages (one bank will only lend up to 80% of the principal amount of conventional mortgages) to 95% for FHA and VA loans. The rates of interest FFCC pays under its warehousing lines of credit fluctuate depending upon changes in the lender's cost of funds. FFCC warehousing lines of credit are generally terminable at the discretion of the lender.

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

     Commencing in 1993, the Company made a strategic decision to diversify its sources of funding and to obtain funding from sources outside of Puerto Rico. As of December 31, 1995, the Company's credit facilities included three pre-sale or gestation facilities with affiliates of major U.S. brokerage houses and a syndicated multi-bank credit facility described below. Obtaining credit from financial institutions located outside Puerto Rico generally permits the Company to obtain larger lines of credit and reduces its dependence on tax advantaged funding available in the local market.

     On June 30, 1995, as part of its strategy to continue to diversify its sources of funding, FFCC entered into a Syndicated Credit Agreement with six banks providing for three credit facilities totaling up to $125 million. The credit facilities were structured by Bankers Trust Company, as administrative and syndicate agent.

     During 1995, the Company also entered into a Debenture Purchase Agreement dated September 25, 1995, as amended and restated as of December 15, 1995 (the "Debenture Purchase Agreement") with BanPonce Corporation ("BanPonce") a bank holding company headquartered in San Juan, Puerto Rico, providing for the issuance and sale to BanPonce of up to $10,000,000 of 8.25% Convertible Subordinated Debentures (the "Debentures") in a private placement transaction.

     For further information on the terms of the Syndicated Credit Agreement, the Debenture Purchase Agreement and the other borrowings utilized by the Company to finance its inventory of mortgage loans and mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     FUNDING ARRANGEMENTS RELATING TO SAVINGS AND LOAN OPERATIONS. Deposits and borrowings, consisting of FHLB-NY advances, term notes and repurchases agreement, are the primary sources of Doral Federal's funds for use in its lending, investment and other business activities. In addition, Doral Federal obtains funds in the form of loan repayments and income from operations as well as capital contributions from FFCC. FFCC made capital contributions of $8.5 million in Doral Federal during 1995. Loan repayments are a relatively stable source of funds while net increase in deposits are significantly influenced by general interest rates and money market conditions. The ability to continue to raise long term funding through the issuance of term notes to 936 Corporation as described below is subject to the continued existence of the tax benefits available under Section 936. See "Mortgage Banking Business-Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" for a description of the benefits available under Section 936 and of certain proposals to repeal Section 936.

     Deposits have been the principal source of funds for Doral Federal's lending activities. At December 31, 1995, Doral Federal held $114 million in deposits at a weighted average interest rate cost of 3.20%. Doral Federal offers passbook savings accounts, checking accounts, NOW accounts and fixed interest rate certificate accounts with varying maturities. A substantial portion of Doral Federal's deposits consist of non-interest bearing wholesale deposit accounts such as corporate and custodial accounts. At

December 31, 1995, $49.6 million or approximately 43% of Doral Federal's total deposits consisted of non-interest bearing accounts. Approximately 93% of such amount relates to corporate and custodial accounts of the Company and its affiliates. This amount includes approximately $18.5 million in corporate accounts of the Company and its affiliates which are eliminated in the preparation of the Company's Consolidated Financial Statements. Corporate accounts of the Company as well as escrow and custodial accounts related to the Company's Mortgage Banking Business represent a stable source of low cost funding for Doral Federal. For additional information regarding the characteristics of Doral Federal's deposit accounts, refer to Note 19 of the Company's Consolidated Financial Statements.

     Doral Federal may also obtain funding through collateralized borrowings directly from the Federal Home Loan Bank of New York (the "FHLB-NY") and through borrowings secured by FHLB-NY letters of credit, up to a maximum of 30% of total assets. Such advances or letter of credit reimbursement obligation must be secured by qualifying assets with a market value equal to between 105% and 115% of the outstanding obligation. At December 31, 1995, Doral Federal had $10.4 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.4%.

     Doral Federal is licensed as an Eligible Depository Institution ("EDI") with the Office of the Commissioner and as such is authorized to accept 936 Funds directly from 936 Corporations. As of December 31, 1995, Doral Federal had issued approximately $18.1 million in five year term notes. Such term notes have maturities ranging from October, 2000 to November, 2000 and bear interest at a weighted average cost annual interest rate of 5.3%. Approximately $13.1 million of such term notes bear interest a fixed rate. With respect to the $5.0 million of term notes that bears interest at a fluctuating rate, the Company has effectively fixed the rate on such notes by entering into an interest rate swap agreement with a major brokerage firm. Because of Doral Federal's status as an EDI, the interest received on the term notes issued by Doral Federal is tax exempt when received by a 936 Corporation. Because of such favorable tax treatment, the interest rates on such notes is less than what otherwise would be obtained by Doral Federal. The term notes contain interest "gross-up" provisions that provide for a prospective adjustment on the interest rates on the notes to a fixed rate equal to 100% of the LIBID, as of the adjustment date, on the remaining term of the notes, in the event of an adverse change in the tax treatment of the interest received on the Notes under
Section 936. See "Mortgage Banking Business-Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" for a description of certain propos- als to repeal Section 936.

     From time to time, Doral Federal may also obtain funding through the use of repurchase agreements with brokerage firms and other financial institutions. As of December 31, 1995, Doral Federal did not have any outstanding borrowings under repurchase agreements.



MARKET AREA AND COMPETITION.

     Prior to March 1992, Puerto Rico was FFCC's exclusive service area. Although Doral Mortgage has since opened branch offices in Miami and Orlando, Florida, Puerto Rico remains the predominant service area accounting for 98% of the Company's loan originations during each of the years ending December 31, 1995 and 1994. Within Puerto Rico, FFCC's primary market area is the metropolitan San Juan area, which accounted for approximately 45% and 47% of FFCC loan originations in 1995 and 1994, respectively. The competition in Puerto Rico for the origination of mortgages is substantial. Competition comes not only from other mortgage bankers, but also from major banks and savings and loan associations. There are approximately 36 mortgage banks, two savings institutions and 21 commercial banks operating in Puerto Rico, including affiliates of banks headquartered in the United States, Canada and Spain. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

THE COMMONWEALTH OF PUERTO RICO

     GENERAL. Puerto Rico, the fourth largest of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles east-southeast of Miami, Florida. It is approximately 100 miles long and 35 miles wide. The population of Puerto Rico for 1990, as determined by the United States Census Bureau, was approximately 3.6 million as compared to 3.2 million in 1980. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million.

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

     On March 6, 1996, legislation was introduced in the United States House of Representatives providing for a three- stage process to resolve permanently Puerto Rico's political relationship with the United States. The proposed legislation ("H.R. 3024") will allow the residents of Puerto Rico to choose full self government (either integration into the United States leading to statehood or separate sovereignty in the form of independence (including free association with the United States, via bilateral treaty). In its current form, H.R. 3024 provides for three referendum to be held in Puerto Rico starting not later than 1998 in which the voters can choose initially between statehood and independence and then can vote twice more to approve the legislation adopted by the Congress to give effect to the majority preference. If in any such referendum, a majority is not obtained for either statehood or independence (or such implementing legislation), then the current Commonwealth status will continue in force, subject to the authority of the Congress.

     Public hearings on H.R. 3024 will be held by the appropriate Congressional committees prior to its consideration by the full Congress. H.R. 3024 would have to be approved by both houses of the Congress and signed by the President (or his veto overridden) before H.R. 3024 can become law. It is not possible at this time to determine the ultimate outcome of H.R. 3024.

     A change in the political status of Puerto Rico could result in modifications to or elimination of Section 936 and of the Puerto Rico laws providing favorable tax treatment for investment in Puerto Rico mortgages and, therefore, could have a material adverse effect on the Company's cost of borrowing, the liquidity of the secondary mortgage market and the financial performance of FFCC. See "Mortgage Banking Business - Puerto Rico Secondary Mortgage and Favorable Tax Treatment" herein. It is not possible to predict to what extent, if any, such adverse effects would be offset by possible beneficial aspects of a change in status.

     THE ECONOMY. Puerto Rico has established policies and programs directed at the development of manufacturing and the expansion and modernization of the island's infrastructure. The investment of funds by mainland United States, foreign and local entities in new factories has been stimulated by selective tax exemption, development loans, and other financial and tax incentives. Infrastructure expansion and modernization have been to a large extent financed by bonds and notes issued by the Commonwealth, its public corporations and municipalities. Economic progress has been aided by significant increases in the levels of education and occupational skills of the island's population.
The percentage of the college-age population enrolled in institutions of higher learning has increased from 16.8% in 1970 to 36.8% in 1993.

     The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 1995, approximately 89% of Puerto Rico's exports went to the United States mainland, which was also the source of approximately 65% of Puerto Rico's imports. For the fiscal year ended June 30, 1995, Puerto Rico experienced a positive adjusted merchandise trade balance of $4.6 billion.

     The economy of Puerto Rico is dominated by the manufacturing and services sectors. The manufacturing sector has experienced a basic change over the years as a result of increased emphasis on higher wage, high technology industries such as pharmaceutical and electronics. The service sector also plays a major role in the economy. It ranks second only to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment. In recent years, the service sector has experienced significant growth in responses to the expansion of the manufacturing sector.

     Gross product increased from $22.8 billion ($19.3 billion in 1987 prices) for fiscal 1991 to $28.4 billion ($21.2 billion in 1987 prices) for fiscal 1995, an increase of 24.4% (10% in 1987 prices). Since fiscal 1985, personal income, both aggregate and per capita, has increased consistently each fiscal year. In fiscal 1995, aggregate personal income was $27 billion ($22.5 billion in 1987 prices) and personal income per capita was $7,296 ($6,074 in 1987 prices). Average employment increased from 977,000 in fiscal 1991 to 1,051,300 in fiscal 1995. Average unemployment decreased from 15.2% in fiscal 1991 to 13.8% in fiscal 1995.

     Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollars and the level of interest rates and changes to existing tax incentive legislation as discussed below.

     As part of the ongoing federal budget negotiation, various proposals have been made to repeal Section 936. The elimination of the benefits of Section 936, without the substitution of another fiscal incentive to attract investments to Puerto Rico, could have an adverse effect on the future growth of the Puerto Rico economy. At this point, the Company cannot predict the impact of a possible repeal of Section 936 on the economy of Puerto Rico or on the financial condition or prospects of the Company. See "Mortgage Banking Business - Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment".

PUERTO RICO INCOME TAXES.

     FFCC is subject to Puerto Rico income taxes. On October 31, 1994, the Government of Puerto Rico enacted a new comprehensive internal revenue act known as the Puerto Rico Internal Revenue Code of 1994 (the "PRIRC"). While the PRIRC incorporates many of the provisions of the prior tax law, it also provides for various amendments and changes from prior law. Most changes affecting corporations are effective for taxable years commencing after June 30, 1995.

     Among the most important changes introduced by the PRIRC were (i) a reduction in the maximum marginal statutory corporate tax rate from 42% to 39%,
(ii) the elimination of the deduction for bad debt expense arising from the use of the reserve method for bad debt reserve and the related prorated recapture of the outstanding balance of the reserve existing as of June 30, 1995 over a four year period and (iii) optional use of a new method of accelerated depreciation for capital assets purchased during taxable years beginning after June 30, 1995.

     The income tax rates range from 22%, on taxable income of $25,000 or less, to 39% on taxable income in excess of $300,000. Under the PRIRC, the net interest income derived by FFCC from FHA loans or VA loans secured by residential properties located in Puerto Rico originated after June 30, 1983 and GNMA securities backed by such loans continues to be excluded from FFCC's gross income in computing its regular income tax. Therefore, such income is tax-exempt to FFCC. However, to the extent that FFCC holds obligations on which the interest is not subject to Puerto Rico income tax, including FHA loans or VA loans acquired after December 31, 1987 ("Exempt Obligations"), FFCC's interest expense deduction in computing its regular corporate income tax will be reduced in the same proportion that said Exempt Obligations bear to its total assets. Income tax savings of FFCC attributable to this exemption amounted to $4.6 million, $5.4 million and $2.7 million in 1995, 1994 and 1993, respectively.

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

     Under PRIRC, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Effective for taxable year commencing after June 30, 1995, FFCC is entitled to a 100% dividend received deduction on dividends received from Doral Mortgage or any other Puerto Rico corporation subject to tax under PRIRC. No dividends received deduction is available for dividends received by FFCC from U.S. Corporations such as Doral Federal. Effective July 1, 1995, the PRIRC also provided for the elimination of the existing 29% withholding tax applicable on interest paid to non-resident corporations and alien individuals as well as a reduction of the withholding tax applicable to dividends payable to non-resident corporations and individuals from 25% to 10%.

     The Company does not believe that the changes implemented by the PRIRC will have a material adverse effect on the business or financial condition of the Company. In fact, the elimination and reduction of the withholding tax on interest payments and dividends, respectively, should help the Company to obtain funding from sources outside Puerto Rico.

UNITED STATES INCOME TAXES.

     FFCC and Doral Mortgage are corporations organized under the laws of Puerto Rico. Accordingly, FFCC and Doral Mortgage are subject generally to United States income tax only on their income, if any, from sources within the United States. Prior to 1992, the Company did not earn any income that was subject to United States income tax. However, in March 1992, Doral Mortgage opened a branch in Florida. Accordingly, Doral Mortgage is subject to both Florida income and franchise and federal income tax on income effectively connected with the conduct of the trade or business of this branch. The maximum United States corporate income tax rate is presently [35%] and the Florida income and franchise tax rate is currently 5.5%. In addition, the United States may impose a branch profits tax of 30% in the event that profits from the Florida branch are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a credit in Puerto Rico, subject to certain limitations.

     Doral Federal, as a federal savings association, is also subject to U.S. income taxes. It will be entitled to a foreign tax credit for a portion of income taxes paid to the Puerto Rico Treasury Department. Doral Federal has also elected to qualify for the benefits provided under Section 936 which allows an income tax credit for a portion of the U.S. income taxes attributable to the earnings derived from sources within Puerto Rico. See "Mortgage Banking Business- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" for a description of these benefits and of certain proposals to repeal Section 936.

EMPLOYEES.

     At December 31, 1995, FFCC employed 699 persons, of whom 337 were administrative personnel, 112 were loan originators, 91 were involved in processing of loan applications (including quality control auditors), 14 were loan underwriters, and 145 were involved in loan servicing activities. None of FFCC's employees is represented by a labor union and FFCC considers its employee relations to be excellent.

REGULATION - MORTGAGE BANKING BUSINESS.

     The Company's Mortgage Banking Business is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage- backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required annually to submit to FNMA, FHA, FHLMC, GNMA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to supervision and examination by FNMA, FHA, FHLMC, GNMA, HUD and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company is also subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum interest rates. Although the Company believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of the Company. See "Mortgage Banking Business-General."

     FFCC is licensed by the Commissioner as a mortgage banking institution in Puerto Rico. Such authorization to act a mortgage banking institution must be renewed as of January 1 of each year. In the past, FFCC has not had any difficulty in renewing its authorization to act as a mortgage banking institution, and management is unaware of any existing practices, conditions or violations which would result in FFCC being unable to receive such authorization in the future. Doral Mortgage's operations in the State of Florida are subject to supervision by the Florida Department of Banking and Finance.

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

REGULATIONS - SAVINGS AND LOAN OPERATIONS.

     THE COMPANY

       As a result of the acquisition of Doral Federal in September 1993, FFCC became a savings and loan holding company ("SLHC") subject to the restrictions and requirements of the Home Owners' Loan Act, as amended (the "HOLA"). FFCC is registered as an SLHC with the Director (the "Director") of the Office of Thrift Supervision (the "OTS") and is subject to the various requirements of Sections 10 and 11 of the HOLA and the regulations thereunder, including examination, supervision and reporting requirements. Of particular importance, is the requirement that a subsidiary savings association give the Director at least 30 days' advance notice of the proposed declaration by its directors of dividends on its stock. Any such dividend declared within the 30 day notice period, or declared without giving such notice, is invalid. Payment of cash dividends by a savings association on shares of its capital stock is also subject to the limitations on capital distributions imposed by the OTS. See "Regulation -- Savings and Loan Operations - Doral Federal - Dividends."

       Federal law and OTS regulations place certain limits on the types of activities in which a SLHC and its subsidiaries may engage. However, in general, these activity restrictions do not apply to a holding company that controls only one savings and loan association, provided such association meets the "qualified thrift lender" test which generally requires an association to have 65% of its portfolio assets in "qualified thrift investments" for nine months out of the immediately preceding 12 months. For Puerto Rico based institutions, these investments include, among other things, home mortgages, mortgage-backed securities, and personal loans. In the event a SLHC's subsidiary savings association does not hold sufficient "qualified thrift assets" to meet the "qualified thrift lender test", an SLHC will be deemed for regulatory purposes to become a bank holding company. In such event, the savings association would become subject to additional regulatory restrictions including the application of the statutes and regulations governing the payment of dividends by a national bank in the same manner and to the same extent as though it were a national bank. Under the National Bank Act, national banks are only permitted to pay dividends out of "net profits" (as defined therein) subject to the requirement that a certain portion of net profits must be carried periodically to the bank's surplus fund until the surplus fund shall equal its common capital. Capital may not be used to pay dividends. Doral Federal currently is in compliance with the "qualified thrift lender" test and expects to continue to comply with this requirement.

       With certain specific exceptions, a SLHC is prohibited from acquiring more than 5% of the "voting shares" of a savings association that is not a subsidiary, or of another SLHC that is not a subsidiary. An association which is a subsidiary of a SLHC is prohibited from or subject to restrictions upon engaging in certain transactions involving its affiliates under the provisions of Sections 23A and 23B of the Federal Reserve Act, which are applicable, to savings associations under Federal law. In general, the term "affiliate" with respect to such subsidiary savings association would include the SLHC, its subsidiaries and companies controlled by it, and would also include a bank subsidiary of a savings association, but not a non-bank subsidiary thereof (unless a contrary determination were made pursuant to Section 23A as to such non-bank subsidiary).

       Because of the Company's status as an SLHC, owners of the Company's Common Stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Change in Bank Control Act (the "Control Act") and the Savings and Loan Holding Company Act (the "SLHCA"). Regulations pursuant to the Control Act and the SLHCA generally require prior OTS approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed subject to rebuttal if a person (or persons acting in concert) acquires more than 10% of any class of voting stock or 25% of any class of nonvoting stock and is subject to any of the "control factors" set forth in such regulations. The control factors relate, among other matters, to the percentage of such company's debt or equity owned by the person (or persons acting in concert), agreements giving the person (or persons acting in concert) influence over a material aspect of the company's management or policies, and the number of seats on the board of directors of the company held by the person (or persons acting in concert). One of the "control factors" is a holder's status as one of the two largest holders of any class of voting stock. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. This regulatory requirement may have the effect of discouraging takeover attempts against the Company and may limit the ability of persons, other than Company directors duly authorized by the Company's board of directors, to solicit or exercise proxies, or otherwise exercise voting rights, in connection with matters submitted to a vote of the Company's stockholders.

     DORAL FEDERAL

       GENERAL. Doral Federal is a federal savings association. Accordingly, its investments, borrowing, lending, issuance of securities, establishment of offices and all other aspects of its operation are subject to the jurisdiction of the OTS.

       As a creditor and financial institution, Doral Federal is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitations, Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act) Regulation E (Electronic Funds Transfer Act), Regulation
F (Limits on Exposure to Other Banks), Regulation Z (Truth in Leading Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulations C (Home Mortgage Disclosure Act). As a real property lender and as owner of real property, including real estate owned pursuant to foreclosure, financial institutions, including Doral Federal may also be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

       As a Eligible Depository Institution licensed to receive 936 Funds directly from 936 Corporations, Doral Federal is subject to an annual license renewal and certain regulations promulgated by the Commissioner. The regulations are designed to require that 936 Funds received by Doral Federal are channelled into investments that promote employment, production and income in Puerto Rico.

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

       An institution is required by statute to maintain tangible capital of not less than 1.5% of adjusted assets. "Tangible Capital" consist of core capital less any intangible assets, plus purchased mortgage servicing rights valued in accordance with OTS regulations. Any purchased mortgage servicing rights over this limit would generally be deducted in calculating tangible capital.

       The Leverage Limit requires savings associations to maintain "core capital" of not less than 3% of adjusted total assets. The Director has proposed revisions to the Capital Regulations to provide that only those savings associations rated a composite of 1 under the OTS MACRO rating system will be permitted to operate at or near the minimum statutory requirements of 3% of adjusted total assets, while all others associations are required to meet a minimum core capital requirement of at least 100 to 200 basis points above the 3% minimum core capital requirement. In determining the amount of additional capital required, the OTS has indicated that it assesses both the quality of risk management systems and the level of overall risk in each individual association. "Core capital" generally includes common stockholders' equity (including retained earnings), non cumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of fully consolidated subsidiaries. Intangible assets (other than purchased mortgage servicing rights includable as tangible capital and purchased credit card relationships must be deducted from core capital. Excess servicing fees receivable ("ESFR") are not considered intangibles and are therefore fully includable in capital calculations. Doral Federal did not have any qualifying supervisory goodwill or ESFR in its core capital at December 31, 1995.

       The risk-based capital requirement provides that the book value asset will be adjusted to reflect the degree of credit risk associated with such asset. The risk-based capital guidelines require the maintenance of capital against off-balance sheet items, including assets sold with recourse, as well as assets that are reported on the institution's financial statements. After determination of an association's qualifying total capital, total risk-weighted assets are ascertained. Under these guidelines, an association's balance sheet assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several broad risk categories, and the aggregate dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the categories are then added together to determine the total risk-weighted assets that comprise the denominator of the risk-based capital ratio. The OTS regulations assign single family residential mortgage loans and certain "qualifying multifamily mortgage loans" to the fifty percent (50%) risk-weight category.

        The risk-based capital requirement generally requires savings associations to maintain "total capital" equal to 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means core capital (as described above) plus "supplementary capital" (as described below), provided that the amount of supplementary capital may not exceed the amount of core capital, less certain assets. Supplementary capital, includes, among other things, general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. Under the risk-based capital requirements, certain assets must be excluded from total capital. At December 31, 1995, Doral Federal had no investments, loans or other assets which were required to be deducted from capital.

       At December 31, 1995, Doral Federal complied with each of the then current tangible capital, core capital, and risk-based capital requirements.
In the event that Doral Federal fails to satisfy any applicable capital requirements, Doral Federal may be subject to sanctions, and its operations may be subject to severe regulatory restrictions and limitations. Set forth below is a description of Doral Federal's actual capital levels relative to its regulatory capital requirements as of December 31, 1995:


TANGIBLE CAPITAL:      AMOUNT    RATIO (1)   CORE CAPITAL:        AMOUNT      RATIO     RISK-BASED CAPITAL:     AMOUNT    Ra-
- ------------------     ------    ---------   -------------        -------   ---------   -------------------     ------    ----
                                                     (Dollars in Thousands)
Capital position      $16,011       10%      Capital position     $16,011     10%        Capital position        $16,249   25.8

Capital requirement     2,400      1.5       Capital requirement    4,800      3         Capital requirement       5,039    8.0
                      -------      ---                            -------     --                                 -------   ----

Excess                $13,611      8.5       Excess               $11,211      7         Excess                  $11,210   17.8
                      =======      ===                            =======     ==                                 =======   ====



- -----------------------
  (1) Ratio of capital to adjusted total assets for tangible and core capital and ratio of capital to risk-weighted assets for risk-based capital.


     OTHER REGULATORY MATTERS


       FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDICIA and regulations thereunder establish five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is deemed well capitalized if it maintains a leverage ratio of at least 5%, a risk-based Tier I capital ratio of at least 6% and a risk-based Total capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk-based Tier I capital ratio of at least 4% and a risk-based Total capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a leverage ratio of less than 3%, a risk-based Tier I capital ratio of less than 3% or a risk-based Total capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalized category that is lower than is indicated by its actual capital position if it received a less than satisfactory examination rating in any one of four categories.

     At December 31, 1995, Doral Federal was well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of Doral Federal and should be considered in conjunction with other available information regarding the Doral Federal's financial condition and results of operations.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

       ENFORCEMENT PROVISIONS. FIRREA's enforcement provisions are applicable to all depository institutions, not just savings institutions. FIRREA introduced the new term "institution-affiliated party" to agency enforcement authority. The term includes: (i) directors, officers, employees, agents, and controlling stockholders; (ii) persons required to file a change-in-control notice; (iii) certain persons who participate in the affairs of the savings institution (which include stockholders, consultants, and joint venture partners); and (iv) independent contractors (including attorneys' appraisers, and accountants) who knowingly or recklessly cause or participate in a violation, breach or duty or unsafe practice likely to cause a loss to the savings institution. FIRREA includes significantly increased penalties for violations of cease-and-desist orders and other regulations. At the same time, the requirements for the issuance of such orders have been lessened.

       PAYMENT OF DIVIDENDS. Doral Federal's payment of dividends is subject to the limitations of the capital distribution regulations promulgated by the OTS. The OTS' regulation determines a savings association's ability to pay dividends, make stock repurchases, or enter into other types of capital distributions, according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without constituting an unsafe or unsound practice. Associations that do not meet their capital requirements can make distributions only with the prior approval of the OTS.

     For associations such as Doral Federal, that meet all applicable capital requirements, the safe-harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (i) the current year's net income and (ii) the amount that causes the excess of any component of the association's capital to be less then one-half of such excess at the beginning of the year; provided, however, that the association must continue to satisfy applicable capital requirements after the distribution.

     On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under FDICIA. In addition, savings association which have one of the two highest composite CAMEL ratings and are not held by a savings and loan holding company would not be required to provide advance notice of the capital distribution to the OTS. The Company does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.


     DEPOSIT INSURANCE. Doral Federal's deposits are insured to the fullest extent of the law by the Savings Association Insurance Fund ("SAIF"), which is managed by the FDIC. The Federal Deposit
Insurance Corporation Improvements Act ("FDICIA") required the FDIC to implement a risk-based assessment system, under which an institution's assessment will be based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under this system, the FDIC established premium rates for all FDIC insured institutions with a range from 0.23% to 0.31% based upon their capital ratios and supervisory evaluation. Doral Federal's insurance premium assessment was set at 0.23% effective January 1, 1994.

     The FDIC revised the premium schedule for Bank Insurance Fund ("BIF") insured banks, effective in the third quarter of 1995, to provide a range of
 .04% to .31% of deposits (as compared to the former range of .23% to .31% of deposits for both BIF and SAIF insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. Effective January 1, 1996, the schedule was further revised to provide a range of 0% to .27% with a minimum annual premium of $2,000. The lower premiums do not apply to SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other measure, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant competitive disadvantage to BIF members due to higher costs for deposits insurance.

     Proposals have been introduced in Congress for a one-time assessment to be imposed on all SAIF assessable deposits, as of March 31, 1995, in order to recapitalize the SAIF and eliminate the disparity. Under the proposed legislation, the BIF and the SAIF would be merged effective January 1, 1998. The special assessment rate is anticipated to be .70% to .90% of deposits. Based upon Doral Federal's level of SAIF deposits at March 31, 1995, and assuming a special assessment of .90%, Doral Federal's assessment would be approximately $861,000 on a pre-tax basis.

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

              The following table sets forth information with respect to Doral Federal's classified assets as of December 31, 1995:

                                                                   AT DECEMBER 31, 1995
                                            ------------------------------------------------------------------
                                            SUBSTANDARD           DOUBTFUL             LOSS             TOTAL
                                            -----------           --------             ----             -----
                                                                  (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:

    One to four family . . . . . . . .           $ 856                $0                $0              $ 856

    Commercial . . . . . . . . . . . .             160                 0                 0                160

 REO . . . . . . . . . . . . . . . . .               0                 0                 0                  0

 Consumer loans  . . . . . . . . . . .               0                 0                 0                  0

 Other . . . . . . . . . . . . . . . .
                                                     1                 0                 4                  5
                                                  ----                --                --              -----

 Total classified assets . . . . . . .           $1017                $0                $4              $1021
                                                 =====                ==                ==              =====

       PROPOSED BANKING LEGISLATION. Various legislation, including proposals to overhaul the bank regulatory system, expand bank and bank holding company powers and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Company cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon its financial condition or results of operations.

POSSIBLE CONVERSION AND REGULATION UNDER THE FEDERAL BANK HOLDING COMPANY ACT

     Legislation has been introduced in the United States Congress that would require, by no later than January 1, 1998, that all federally chartered savings associations, such as Doral Federal, either convert to a national bank, state bank or state savings association or liquidate. Any institution not converted by such date would become a national bank by operation of law. Under such proposed legislation, the OTS would be abolished and its functions transferred to the other Federal banking agencies.

     Existing savings and loan holding companies, such as the Company, would become bank holding companies subject to supervision and examination by the Federal Reserve Board (the "Federal Reserve") under the Bank Holding Company Act of 1956 (the "BHCA"). The BHCA and Federal Reserve regulations promulgated thereunder generally place limitations on the types of activities in which a bank holding company and its subsidiaries may engage. In general, such activities must be banking services or activities so closely related to the business of banking as to be a proper incident thereto. Regulation K promulgated by the Federal Reserve, generally grants bank holding companies and their subsidiaries somewhat broader powers with respect to activities conducted "outside the United States" than with respect to activities conducted within the United States. For purposes of Regulation K, Puerto Rico is considered to be outside the United States. Notwithstanding the foregoing, under the provisions of the proposed legislation, any savings and loan holding company that becomes a bank holding company as a result of such act would be grandfathered from the bank holding company activity restrictions described above, provided that: (i) any former savings association subsidiary continues to meet the "qualified thrift lender test;" (ii) the former savings subsidiary continues to limit its activities to those permissible under its former Federal thrift charter, and (iii) the holding company does not acquire any additional FDIC insured depository institution. At this time, certain aspects of the proposed legislation remain unresolved and no assurances can be given as to whether or in what form the legislation will be enacted or its effect on Doral Federal or the Company.

     Independent of the requirements of any pending legislation, the Company is currently considering the possibility of converting Doral Federal into a Puerto Rico chartered commercial bank as a result of the reduction in the 936 Credit introduced by the OBRA Amendments as well as the possible repeal of Section 936 as part of the ongoing federal budget negotiations. To the extent that the income earned by Doral Federal is not fully covered by the 936 Credit, Doral Federal would be subject to double taxation on its income earned in Puerto Rico since it is generally not entitled to a credit under Puerto Rico tax law for federal income taxes paid with respect to income earned in Puerto Rico. In addition, dividends payable by a United States corporation, such as Doral Federal, to a Puerto Rico corporation, such as the Company, are not entitled to any dividends received deduction and are subject to taxation as ordinary income at the normal statutory tax rates.

     In addition to the activity restrictions discussed above, the BHCA also imposes various other restrictions on bank holding companies and their subsidiaries. Many of these restrictions are similar to those currently imposed on the Company under the SLHCA. For example, the BHCA contains change of control provisions similar to those contained in the SLHCA. See "Regulation
- - Savings and Loan Operations - The Company". Section 23A and 23B of the Federal Reserve Act also apply in the same manner to bank holding companies and their subsidiaries as to savings and loan holding companies.

     As a bank holding company, the Company would, however, be subject to certain additional regulatory restrictions that are not otherwise applicable to savings and loan holding companies. For example, unlike savings and loan holding companies, bank holding companies are subject to certain regulatory capital requirements. Under the Federal Reserve's risk-based capital guidelines, a bank holding company must maintain a ratio of total capital (the "Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as stand-by letters of credit) equal to 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interests in consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and less certain intangible assets discussed below ("Tier 1 capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of loan and lease loss reserves ("Tier 2 capital").

     In addition, the Federal Bank Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average quarterly assets of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of a least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indication of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets less all intangibles.

     The Federal Reserve has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to purchased mortgage servicing rights and purchased credit card receivables. The Federal Reserve has also decided to exclude from regulatory capital the amount of net unrealized gains and losses on securities available-for-sale, except the net unrealized losses of equity securities with readily determinable fair values.

     The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times, when absent such policy, the bank holding company might not otherwise provide such support.

     The Company believes that if it were to become subject to the provisions of the BHCA it would be in compliance with all of the above regulatory and capital requirements and would be able to continue to conduct its Mortgage Banking Business as presently conducted.

     The conversion of Doral Federal into a Puerto Rico chartered bank would also subject Doral Federal to supervision and examination by the Commissioner and to the provisions of the Puerto Rico Banking Act and the regulations promulgated thereunder. The Company does not believe that the application of such laws or regulations would have an adverse effect on the manner in what Doral Federal currently conducts its operations.

     In addition to the possible conversion of Doral Federal into a Puerto Rico commercial bank and the possible application of the BHCA to the Company's operations, the Company may, in the future, consider other changes in corporate structure or organization that could result in the transfer of all or a part of the Company's Mortgage Banking Business to Doral Federal or a subsidiary of Doral Federal. Any such reorganization could subject the Company to additional regulatory requirements.



ITEM 2.  PROPERTIES

     The executive and administrative offices of the Company are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and consist of approximately 11,136 square feet of office space. Doral's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan, Puerto Rico and consist of approximately 33,000 square feet of office space. Both of these facilities are leased , The Company also leases additional office space of approximately 31,000 square feet throughout Puerto Rico. These offices are leased for various terms expiring through 2005. Annual aggregate rental payments made in the years 1995, 1994 and 1993 were $2,097,000, $2,004,000 and $1,445,000, respectively. Except for its interest in real estate held in the ordinary course of business (including REO as a result of foreclosures), the Company does not own any real property except for the building and underlying real property where Doral Federal's branch in Catano, Puerto Rico is located. The building where the branch is located consists of approximately 2,000 square feet.


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


                                                MARKET PRICE
                                    COMMON                SERIES A PREFERRED             DIVIDENDS DECLARED*
           CALENDAR          --------------------         ------------------                        SERIES A
YEAR       QUARTER             HIGH           LOW        HIGH            LOW             COMMON     PREFERRED
- ----       -------             ----           ---        ----            ---             ------     ---------
1994         1st              $19           $13 3/4     $36 1/2         $29 1/2          $0.13        $0.2625
             2nd               14 3/4        11          29 1/2          23 3/4           0.13         0.2625
             3rd               15            10 5/8      28              23 3/4           0.13         0.2625
             4th               13 1/2        10 1/2      27              22               0.13         0.2625
1995         1st              $13 1/2       $10 1/2     $24 1/2         $22              $0.13        $0.2625
             2nd               15 1/2        12          29 1/2          24 1/4           0.15         0.2625
             3rd               17 3/4        14          33 1/2          28               0.15         0.2625
             4th               20            15 3/4      37 1/4          32               0.15         0.2625


     As of March 8, 1996, the approximate number of record holders of the Company's Common Stock and Series A Preferred Stock was 892 and 65, respectively, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NASDAQ NMS on such date was $19.75 per share. The last sales price for the Series A Preferred Stock on February 6, 1996 (the last day such stock traded prior to March 8, 1996) was $40.00 per share.

     After becoming a public corporation in December 1988, FFCC did not declare any dividends until the third quarter of 1989 when the Board of Directors authorized the payment of a regular quarterly cash dividend of $0.050 per share. The quarterly cash dividend was increased by the Board of Directors to $0.0625 per share during the second quarter of 1990, to $0.075 per share during the fourth quarter of 1991 and increased again to $0.10 per share during the first quarter of 1993. The cash dividend was further increased to $0.13 effective for the first quarter of 1994 and to $0.15 effective for the second quarter of 1995. The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, general business conditions and other matters deemed relevant by the Company's Board of Directors.

     The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general, business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under the Debenture Purchase Agreement from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), if an event of default under such agreement exists at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since June 1, 1995, exceed the sum of:(i) 50% of the Company's Consolidated Net Income (as defined in the Debenture Purchase Agreement), accrued from June 1, 1995 to the end of the quarter ending not less than 45 days prior to the dividend payment date; (ii) $20 million; and (iii) the net proceeds of any sale of capital stock subsequent to June 1, 1995. In addition, under the Debenture Purchase Agreement, the Syndicated Credit Agreement and other debt agreements of the Company, the Company is prohibited from paying dividends if it fails to maintain specified minimum levels of net worth, net earnings to debt service and dividends ratios, and certain other financial ratios.

     The terms of the Company's 101/2% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") do not permit the payment of cash dividends on Common Stock if dividends on the Series A Preferred Stock are in arrears. The holders of shares of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors, out of assets of the Company legally available therefor at a rate of $1.05 per share of Series A Preferred Stock. On March 20, 1996, the Company announced that it will redeem all outstanding shares of the Series A Preferred Stock on May 10, 1996, at a redemption price of a $10.90 per share, plus accrued and unpaid dividends from April 1, 1996 through May 10, 1996.

     The Puerto Rico Interal Revenue Code, generally imposes a withholding tax on the amount of any dividends paid by FFCC to individuals, whether residents of Puerto Rico or not, trusts, estates, special partnerships and non-resident foreign corporations and partnerships at a special 10% withholding tax.

     Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 10% tax will not be withheld from such year's distributions.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data for the Company on a historical basis for each of the five years ended December 31, 1995. This information should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis" contained herein.

                                                                    Year Ended December 31,
                                           -------------------------------------------------------------------
                                           1995               1994            1993          1992          1991
                                           ----               ----            ----          ----          ----
                                                   (Dollars in thousands except for per share data)
 INCOME STATEMENT DATA:
   Revenues                              $   91,837        $   72,043     $   70,228     $   49,804       $  39,430
   Interest expense                          43,380            23,252          9,710          9,270          12,303
   Loan origination costs and
     administrative and general
     expenses                                26,396            30,046         29,597         24,118          17,407
   Income before income taxes                22,061            18,745         30,921         16,416           9,720
   Income taxes                               2,500             2,530          9,601          3,371           2,987
   Income before cumulative effect
                                             19,560            16,215         21,320         13,045           6,733
   Cumulative effect                             --             1,215              -              -               -
   Net income                                19,560            17,430         21,320         13,045           6,733
   Cash dividends paid                        4,374             3,943          3,142          2,182           1,620
 BALANCE SHEET DATA:
   Mortgage loans held for sale
     mortgage-backed securities
     held for trading, securities
     available for sale, and
     mortgage notes receivable, net      $  668,005        $  582,977     $  388,232     $  261,063       $  230,861
   Loans receivable, net and
     mortgage-backed securities and
     investments held to maturity
                                            129,301           101,613         16,901           None             None
   Total assets                             917,922           768,019        486,431        320,972          270,949
   Loans payable and securities
     sold under agreements to
     repurchase                             598,436           569,436        335,994        227,179          210,548
   Deposits                                  95,740            66,471         26,451              -                -
   Stockholders' Equity                     129,017            90,496         76,945         58,467           36,041
 PER SHARE DATA:(1)
   Net Income- Primary                         2.65              2.46     $     3.15           2.35             1.26
         - Fully diluted(2)                    2.53              2.30           2.81           2.06             1.25
   Cash dividends
         Common Stock                          0.58               .52           0.40           0.30           0.2625
         Series A Preferred                    1.05              1.05           1.05           1.05             .525
         Stock(2)
 Weighted average shares
 outstanding:
   Primary   . . . . . . . . . . .        7,307,946         6,942,734      6,614,854      5,321,600        5,135,206
   Fully diluted   . . . . . . . .        7,760,135         7,576,964      7,576,964      6,347,392        5,411,744

                                                                    Year Ended December 31,


                                             1995          1994          1993           1992           1991
                                             ----          ----          ----           ----           ----
                                                   (Dollars in thousands except for per share data)
 OPERATING DATA:
   Mortgage loans originated
   purchased   . . . . . . . . . .     $  636,000      $  823,834    $1,433,488    $  723,723     $  387,000
   Loan Servicing Portfolio  . . .     $2,668,000      $2,644,000    $2,375,000    $1,700,000     $1,400,000


 --------------------
   (1) Adjusted to reflect two-for-one stock split effective December 10, 1993.
   (2) The Series A Preferred Stock was issued in July 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     FFCC experienced significant growth in its business from 1991 to 1993, reaching record levels in 1993 as a result of the historically low levels of interest rates and the increased demand for refinancing loans. Mortgage production decreased in 1995 and 1994, as compared to 1993, as a result of decreased demand for refinancing loans. FFCC, nevertheless, continued to be the leading originator of mortgage loans in Puerto Rico, in terms of the volume of originations of first mortgages on single family residences. The volume of loans originated by FFCC was approximately $559 million, $760 million, $1.43 billion, $694 million and $360 million for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

     The increases in 1992 and 1993 were primarily due to declines in mortgage interest rates which plunged to their lowest levels in decades during 1993, thereby stimulating demand for both refinancing loans and loans to finance the acquisition of new and existing residential units. The decrease in 1994 as compared to 1993 is attributable to rising interest rates causing a lower level of loan originations, decreased refinancing activity and increased competition. The decrease in 1995 as compared to 1994 was the result of continued reduced demand for mortgage loans, especially refinancing loans. Refinancing loans comprised 41% of loan originations in 1995 compared to 59% and 80% in 1994 and 1993, respectively.

     The Company became active again in the Puerto Rico wholesale mortgage loan purchase market during the second quarter of 1994 to diversify its sources of loan production and compensate for the decrease in volume caused by higher interest rates and increased competition. During 1992 and 1993, the Company's strategy was to increase its servicing portfolio through internal originations. As a result of the high volume of loans originated in those years, the Company was not active in the wholesale loan purchase market during 1992 and 1993. The amount of loans purchased from third parties was approximately $77 million, $63 million, $1 million, $29 million and $48 million for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The Company believes that the purchase of mortgage loans is a low cost method of increasing mortgage loan production. Purchases of loans from third parties are generally limited to FHA and VA loans.

     The Company entered the savings and loan industry in September 1993 through the acquisition of all the outstanding stock of Doral Federal Saving Bank, which formerly operated under the name of Catano Federal Savings Bank("Doral Federal"). Doral Federal operates through two branches in Puerto Rico. During the year ended December 31, 1994, Doral Federal contributed only $205,000 to the consolidated net income of the Company as a result of the incurrence of expenses associated with creating the infrastructure necessary to support bank growth. For the year ended December 31, 1995, Doral Federal's net income increased to $1.5 million reflecting a substantial increase in interest earning assets. Doral Federal increased its assets from $86.4 million as of December 31, 1994 to $160.4 million as of December 31, 1995. This growth was funded largely through increases in certificate of deposit accounts and, non-interest bearing deposits, advances from the Federal Home Loan Bank of New York ("FHLB-NY") and the private placement of five year notes secured by FHLB-NY letters of credit with corporations ("936 Corporations") electing the benefits of Section 936 of the Internal Revenue Code ("Section 936").

     FFCC's results of operations are primarily influenced by: (i) the direction of interest rates; (ii) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates and the strength of the economy in Puerto Rico; and (iii) the relationship between mortgage interest rates and the costs of funds.

     The principal components of FFCC's revenues are: (i) loan origination fees and net gains on sales of mortgage loans and mortgage-backed securities in the secondary mortgage market; (ii) net interest income; (iii) loan servicing fees; (iv) gain on sale of servicing rights; and (v) other income.

                                                Year Ended December 31,
                                             ------------------------------
                                             1995         1994         1993
                                             ----         ----         ----
                                                  (Dollars in thousands)
 Mortgage loan sales
 and fees                                    $13,529      $10,573      $35,230
                                             -------      -------      -------
 Interest income                              61,907       46,508       23,775

 Interest expense                             43,380       23,252        9,710
                                             -------      -------      -------
 Net interest income                          18,527       23,256       14,065

 Loan servicing fees                          10,577       11,448        8,627

 Gain on sale of servicing rights              5,205        3,003        2,378

 Other income                                    620          511          218



CONSOLIDATED RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995.

     NET INCOME.   The  Company's net income for the year ended December 31,
1995 increased to $19.6 million compared to $17.4 million for 1994. Consolidated results include the operations of Doral Federal, which was acquired by the Company in September 1993. Doral Federal contributed approximately $1.5 million to the Company's consolidated net earnings in 1995, compared to $205,000 for 1994. Consolidated results for 1995 reflect the adoption by the Company as of April 1, 1995 of Statement of Financial

Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights." Additional net income of approximately $1.5 million was realized for the year ended December 31, 1995, as a result of the adoption of SFAS No. 122. Since SFAS No. 122 does not permit retroactive application, the results for 1995 are not directly comparable to prior years. See "New Accounting Standards" herein. Results for 1994 include a one time benefit of $1.2 million from the cumulative effect of the adoption of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. This pronouncement requires the Company to carry its mortgage-backed securities inventory at market value. Any gains or losses from market fluctuations are reflected in the Company's results from operations.

     REVENUES FROM MORTGAGE LOAN SALES AND FEES. FFCC sells substantially all of the loans that it originates, as part of its mortgage banking business, except for certain mortgage loans originated by Doral Federal, which are generally held until maturity. When FFCC sells mortgage loans and mortgage-backed securities, it realizes a gain or loss which is equal to the difference between FFCC's carrying cost and the selling price of the loans sold, net of commitment fees paid. Net gain or loss on sale of loans is affected by interest rate fluctuations on fixed-rate loans and securities, as well as by the tax status of interest on mortgage loans under Puerto Rico income tax statutes. Substantially, all the mortgage loans originated by FFCC are fixed interest rate loans.

     Revenues from mortgage loan sales and fees, increased by 28% during 1995 compared to a decrease of 70% in 1994 and an increase of 43% in 1993. The increase for 1995 was primarily due to the adoption SFAS No. 122 during the second quarter of 1995 which had the effect of increasing mortgage loans sales and fees by approximately $2.6 million. SFAS No. 122 has the effect of increasing the gain on the sale of mortgage loans by requiring that the carrying costs of mortgage loans be reduced by a proportion of the fair value of the related mortgage servicing rights. The decrease in 1994 was due to interest rate increases resulting in a lower level of loan originations, lower gains on the sale of mortgage loans and pressures on pricing as a result of increased competition. The increase for 1993 was the result of increased volume of loan originations due to a sharp decline in interest rates and increased gains on sale of mortgage loans, as a result of favorable market conditions which permitted the Company to obtain better prices on sales of mortgage loans and mortgage-backed securities.

      The total volume of loans originated was approximately $559 million for the year ended December 31, 1995 compared to $760 million for the prior year. Demand for mortgage loans, especially refinancing loans, continued lower during 1995 notwithstanding a decrease in interest rates during 1995. The increase in prevailing interest rates during 1994 significantly decreased the unusually high refinancing activity experienced during 1993. Refinance loans comprised 41% of production for 1995 versus 59% in 1994 and 80% in 1993. During 1995, decreased demand for mortgage loans in the Puerto Rico market led to increased competition among mortgage bankers and banks to attract prospective borrowers. FFCC, however, continues to be the largest originator of mortgage loans in Puerto Rico. In 1995, the Company issued $366 million of GNMA mortgage backed securities to rank No. 1 in Puerto Rico and No. 31 in the USA in such issuances according to the "Mortgage Marketplace."

     During 1995, the Company continued its program of pooling non-conforming conventional loans into collateralized mortgage obligations ("CMOs") to be issued by grantor trusts for sale to investors. Mortgage loan sales and fees reflect pretax profits of approximately $253,000, $463,000 and $3.5 million for the years ended December 31, 1995, 1994 and 1993, respectively, in connection with the pooling and sale of approximately $75 million, $101 million and $115 million, respectively, in conventional non-conforming mortgage loans to various grantor trusts. While the Company anticipates that it will enter into similar transactions in the future, especially with non-conforming loans, the frequency of such transactions and future gains related thereto, if any, will be dependent on then existing market conditions.

     FFCC capitalizes as an asset any excess servicing fees receivable on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than the servicing fee normally permitted by FNMA or FHLMC. Bulk sales of mortgages loans made during 1995 resulted in the recording of approximately $2.6 million of excess servicing compared to $5.8 million and $3 million in 1994 and 1993, respectively. The excess servicing fee receivable is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of the loan and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees."

     The amortization of excess servicing fees is based on the amount and timing of estimated future cash flows. See Note 2 to the Notes to Consolidated Financial Statements. Amortization of such excess servicing fees for each of the years ended December 31, 1995, 1994 and 1993 was approximately $988,000, $570,000 and $160,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income.

     For the years ended December 31, 1995 and 1993, increases in mortgage loan sales and fees were net of losses on options on futures contracts used for hedging purposes in the amounts of $5.4 million and $1.4 million, respectively, while in 1994 such hedging activities produced gains in the amount of $2.2 million thereby increasing mortgage loan sales and fees by the same amount.

     NET INTEREST INCOME.   Net interest income is the difference between the
interest income earned on mortgage loans and mortgage-backed securities held for trading and for investment, and the interest paid by FFCC on the short-term warehousing lines of credit with commercial banks, repurchase agreements, gestation lines of credit, and advances and deposits (in the case of Doral Federal) and other financing arrangements used to finance the carrying of such loans and mortgage-backed securities. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and the prime rate, the London Interbank Bid Rate for deposit of U.S. dollars ("LIBID"), the cost of tax-advantaged funds deposited in Puerto Rico financial institutions ("936 Funds"), interest rates on fixed-rate loans and the Company's average holding period before mortgage loans are sold.

     In each year since FFCC's inception, interest income earned by FFCC on its mortgage loans and mortgage-backed securities has exceeded interest expense on FFCC's short-term borrowings and other financing arrangements. Net interest income decreased by approximately 20% from 1994 to 1995, and increased by approximately 65% from 1993 to 1994. The decrease in net interest income reflects lower interest spreads, primarily from mortgage banking operations, as mortgage interest rates have declined more rapidly than short-term interest rates payable on warehousing and repurchase agreements lines of credit and the other funding vehicles used to finance such assets. The Company's weighted average interest rate spread was approximately 250 basis points during 1995 as compared with approximately 385 basis points and 411 basis points during 1994 and 1993, respectively. The decrease also reflects additional interest costs incurred in connection with borrowings not directly related to interest earning assets, including a servicing secured bank term loan and ten-year convertible subordinated debentures. See "Liquidity and Capital Resources." The decrease in the interest rate spread from 1993 to 1994 was due to higher short-term borrowing costs. The Company has been able to continue to maintain a positive interest spread due to, among other things, the origination of higher yielding mortgages and the funding of mortgage loans held by Doral Federal through lower costing deposits and the availability of low costs 936 Funds. As of December 31, 1995, approximately $49.5 million, ($18.5 million of such deposits are not reflected in the Consolidated Financial Statements of the Company because of inter-company eliminations), or 43% of total deposits held at Doral Federal of non-interest bearing accounts, comprised primarily of servicing accounts and corporate demand accounts maintained by the Company and its affiliates.

     Doral Federal contributed approximately $4.3 million of the consolidated net interest income of the Company for the year ended December 31, 1995 compared to $2.1 million for the year ended December 31, 1994. This increase reflects an increase in average interest earning assets from $70.8 million for the year ended December 31, 1994 to $106.8 million for the year ended December 31, 1995 and the maintenance of an average interest rate spread of 407 basis points for 1995 compared to 430 basis points for 1994.

     Net interest income has generally represented a greater proportion of the Company's total net income than that of typical mortgage banking institutions. This results primarily from the fact that the Company is able to finance a substantial portion of the mortgage loans that it originates with lower cost funds and holds mortgage-backed securities, mainly GNMA certificates, for longer periods of time prior to sale than is customary for mortgage bankers in the United States, in order to maximize the interest produced by these securities. During the year ended December 31, 1995, the Company held mortgage loans and mortgage-backed securities for an average period of 352 days prior to sale as compared to 212 days for the year ended December 31, 1994. This increase in the amount of time mortgage loans and mortgage-backed securities were held prior to sale was due principally to a decision made by the Company in the first quarter of 1994 to increase its level of holding of mortgage-backed securities for future sale and to maximize the interest income produced by these securities prior to sale, a substantial portion of which is tax-exempt to the Company under Puerto Rico law. The result was to increase both the Company's net interest income and its level of assets held for sale, and to decrease the Company's effective tax rate.

     Increases in prevailing interest rates from the time the Company originates a mortgage loan to the time it is sold in the secondary market may lead to reductions in the value of the Company's portfolio of mortgage loans and mortgage-backed securities, thereby reducing gain on sale of mortgage loans. Interest rate fluctuations can also adversely affect the Company's net interest income. FFCC attempts to manage these risks through the use of various hedging techniques, including the purchase of listed put options on various instruments. There can be no assurance that such hedging techniques will be successful. To the extent they are not, the Company's profitability could be adversely affected.

     LOAN SERVICING FEES.   Loan servicing fees represent revenues earned by
FFCC for administering mortgage loans. FFCC's loan servicing fees depend on the type of mortgage loan being serviced and ranges from 0.25% to 0.50% of the declining outstanding principal amount of such loan. The size of FFCC's loan servicing portfolio and the amount of its servicing fees have increased substantially since FFCC's inception as a result of increases in loan originations and the size of its servicing portfolio. Loan servicing fees, however, decreased 8% from 1994 to 1995. Servicing fees had increased 33% from 1993 to 1994 and 20% from 1992 to 1993. The decrease in loan servicing income during 1995 was due primarily to sales during 1995 and the last quarter of 1994 of mortgage servicing rights aggregating approximately $512 million. Increases in the amount of loan servicing fees for 1994 and 1993 were primarily due to increases in the principal amount of loans serviced as compared to prior years. The mortgage servicing portfolio was approximately $2.67 billion at December 31, 1995, basically the same level that existed as of December 31, 1994. At December 31, 1995, less than $32 million of the Company's servicing portfolio was related to mortgages originated outside Puerto Rico (all of which were originated in Florida).

     During 1995, total amortization of mortgage servicing rights ("MSRs") amounted to $562,054 versus $730,059 for 1994. Amortization of MSRs are reflected as a reduction of servicing fee income in the Company's financial statements. The Company's traditional strategy has been to increase the size of its servicing portfolio through internal originations. However, during 1994, the Company reentered the wholesale loan market by purchasing mortgage loans from third parties as a means of compensating for the decrease in volume. This strategy has proven to be effective in the past. During the years ended December 31, 1995 and 1994 the Company capitalized $8.2 million and $581,130, respectively, of MSRs.

     The amount of principal prepayments on mortgage loans serviced by the Company was $160 million, $281 million and $537 million for the years ended December 31, 1995, 1994 and 1993, respectively. This represented approximately 6%, 11% and 26% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid were $37,800, $41,800 and $54,600, respectively. Principal prepayments declined during 1995 and 1994 as a result of decreased refinancing activity following the refinance boom of 1993.

     Increases in prepayment rates over anticipated levels will adversely affect a mortgage company's revenues and liquidity by increasing the amortization rates for MSRs and excess servicing fees receivable as well as requiring the Company to recognize an impairment over and above scheduled amortization. Amortization and impairment of MSRs have the effect of reducing servicing income. To date, the primary means used by the Company to reduce the sensitivity of its servicing fee income to changes in interest and prepayment has been the development of a strong internal retail origination network that has allowed the Company to increase or maintain the size of its servicing portfolio even during periods of high prepayment. The portion of the Company's mortgage servicing portfolio consisting of MSRs that were originated by the Company prior to the adoption of SFAS No. 122 and therefore, not reflected as an asset on the Company's Financial Statements are not subject to amortization or impairment.

     GAIN ON SALE OF SERVICING RIGHTS. During the years ended December 31, 1995, 1994 and 1993, the Company sold servicing rights of $310 million, $202 million and $199 million, respectively, realizing pretax gains of approximately $5.2 million, $3.0 million and $2.4 million, respectively. While the Company's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights to the mortgage loans it originates, the Company may continue to sell servicing rights, from time to time, in the future when market conditions are favorable.

     OTHER INCOME AND EXPENSES. Other income increased 21% in 1995 as compared to 1994, and 134% from 1993 to 1994. The increases during 1995 and 1994 were due primarily to increased fees earned by Doral Federal.

     Aggregate expenses in 1995 increased by $16.5 million compared to the same period for 1994, as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. Telephone and advertising expense decreased 19% and 41%, respectively, over 1994 levels as a result of cost containment measures implemented by management commencing in 1994 in connection with the reduction in volume of mortgage loan originations.

     For 1994 compared to 1993 aggregate expenses increased by approximately 36%. This increase reflected increases in interest, telephone and rent expenses of 139%, 21% and 39%, respectively, as compared to 1993. Professional services, rent and telephone expenses increases were attributable to the growth
experienced by the Company in both personnel and asset size.   Employee costs
in 1994 reflected
approximately $1.75 million in voluntary reductions taken by the Chief Executive Officer in salary and incentive compensation.

     PUERTO RICO INCOME TAXES. The Puerto Rico maximum statutory corporate income tax rate is 42%. Such maximum rate was reduced to 39% for taxable years commencing after June 30, 1995. For 1995, the effective income tax rate of FFCC was 11.33% as compared to 16.3% for 1994, and 31.0% for 1993. The decrease in effective tax rates for 1995 and 1994 compared to 1993 was mainly due to the increase in holdings of tax exempt GNMA mortgage-backed securities. The decrease for 1995 also reflects a tax deduction for the value of shares previously granted under employment agreements.

     The lower effective tax rates (as compared to the maximum statutory rate) experienced by FFCC, especially that experienced in 1995 and 1994, reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by property located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. Income tax savings to FFCC attributable to this exemption amounted to approximately $4.6 million, $5.4 million and $2.7 million for the years ended December 31, 1995, 1994 and 1993, respectively. Note 21 to the Company's Consolidated Financial Statements includes a reconciliation of the provision for income taxes to the amount computed by applying the applicable Puerto Rico statutory tax rates to income before taxes.

     ASSETS AND LIABILITIES.    Total assets were approximately $918 million as
of December 31, 1995, reflecting an increase of approximately $150 million from December 31, 1994. This increase was primarily due to an increase of $96 million in mortgage loans held for sale and mortgage-backed securities held for trading and held to maturity. During 1994, the Company made a decision to hold tax-exempt mortgage-backed securities for longer periods prior to sale in order to maximize tax exempt net interest income. The increase also reflects the growth in assets experienced by Doral Federal which grew from $86.4 million as of December 31, 1994 to $160.4 million as of December 31, 1995. Total liabilities were approximately $789 million at December 31, 1995 compared to $678 million at December 31, 1994. This increase reflects additional borrowings taken during the year such as advances from the FHLB-NY, a servicing secured term loan and the issuance of convertible subordinated debentures in a private placement transaction. The increase in liabilities also reflects an increase in deposits held at Doral Federal from $66.5 million at December 31, 1994 to $95.7 million at December 31, 1995. These amounts are net of $12.8 million and $18.5 million as of December 31, 1995 and 1994, respectively, of inter-company deposits that are eliminated in the preparation of the Company's Consolidated Financial Statements.

     LIQUIDITY AND CAPITAL RESOURCES.     The Company's principal financing
needs are the financing of loan funding activities, and the financing of its holdings of mortgage-backed securities held for trading and held to maturity. To meet these financing needs, the Company primarily relies on repurchase agreements, pre-sale funding facilities, mortgage warehouse credit facilities, long-term financing agreements, such as a servicing secured bank term loan and subordinated convertible debentures and cash flows from operations. From time to time, the Company has also relied on public offerings of preferred and common stock, including a 1,510,000 share offering of common stock completed on December 11, 1995.

     During 1995, the Company's operating activities used cash of $11.2 million which corresponds mainly to cash used to purchase mortgage-backed securities and for the origination of mortgage loans. Net cash provided by operating activities was $32.4 million and $9.2 million for 1994 and 1993, respectively.

     Net cash used by investing activities decreased to $67.7 million for 1995 versus $84.8 million for 1994. This decrease was primarily the result of a decrease in purchases of investments held to maturity from $61.8 million a year ago to $10.8 million for 1995. Acquisitions of servicing rights during 1995 used cash of $8.2 million, primarily due to the adoption of SFAS 122 in the second quarter of 1995. Excess servicing fees receivable increased $2.6 million as a result of certain bulk sales of mortgage loans made during 1995.

     Net cash provided by financing activities increased to $102.8 million for 1995 from $51.1 million for 1994. This increase was primarily due an increase of $34.6 million in Notes Payable, consisting principally of $18.1 million in term notes issued by Doral Federal and a $15.3 million servicing secured bank term note. This increase also reflected an increase in deposits held at Doral Federal in the amount of $29.3 million, the issuance of 1,510,000 shares of the Company's Common Stock at a price to the public of $16.75 per share which provided $23.3 million of additional capital (after expenses) to the Company and the issuance of $10 million of convertible subordinated debentures in a private placement transaction. The Company paid $4.4 million in dividends during 1995 compared to $3.9 million during 1994, reflecting an increase in the common stock dividend from $0.13 per share to $0.15 per share effective for the second quarter of 1995. Net cash provided by financing activities was $51.1 million in 1994 versus use of $10.2 million in 1993.

     Total liabilities were approximately 6.1 and 7.5 times stockholders' equity at December 31, 1995 and 1994, respectively. The decreased leverage at December 31, 1995 resulted from the issuance of 1,510,000 shares of common stock on December 11, 1995, which increased stockholders' equity by approximately $23.3 million.

     FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowing as the mortgages are sold. The warehousing lines of credit then become available for additional borrowing. Included among FFCC's warehousing facilities are gestation or pre-sale facilities which permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance.

     FFCC had available warehousing lines of credit and gestation or pre-sale facilities of $525 million at December 31, 1995 compared to $367 million at December 31, 1994. At December 31, 1995 and 1994, FFCC had used approximately $171.6 million and $265.7 million, respectively, of credit available under its warehousing lines of credit and gestation or pre-sale facilities. FFCC's lines of credit are generally terminable at the discretion of the lender. Interest rate spreads on certain mortgage loans and mortgage-backed securities in Puerto Rico have traditionally been high due to the ability of the Company to finance its mortgage loans and mortgage-backed securities with lower-cost 936 Funds.

     FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC guaranteed mortgage-backed securities and, to a lesser extent, private label mortgage-backed securities, and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. FFCC's available repurchase agreement lines of credit at December 31, 1995 and amounted to $617 million and $560 million, respectively. At December 31, 1995 and 1994, FFCC had outstanding repurchase obligations in the aggregate principal amount of approximately $363.7 million and $404.2 million, respectively. FFCC's continued use of repurchase agreements will depend upon the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

     On June 30, 1995, FFCC entered into a Syndicated Credit Agreement with six banks providing for three credit facilities totaling up to $125 million. The credit facilities were structured by Bankers Trust Company, as administrative and syndicate agent. The three facilities include: (I) a $100 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities; (ii) a $7 million secured one-year revolving credit facility to provide financing for receivables and working capital needs; and (iii) an $18 million five-year senior secured term loan, secured with a portion of the Company's servicing portfolio, to finance the acquisition of additional servicing rights and general working capital purposes. The amounts available under the Syndicated Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility, receivables relating to servicing advances and real estate owned for the second facility and mortgage servicing rights for the third facility. At December 31, 1995, FFCC had drawn $15.3 million of the secured term loan facility which is due and payable in four equal quarterly installments of $500,000 each, commencing in March 1996, to be followed by 16 equal quarterly installments, each equal to 1/16th of the principal outstanding on the first anniversary date and bears interest at a variable rate which is adjusted periodically and is based on a spread over one of various indices (including the prime rate and the London Interbank Offered
Rate) to be selected by the Company (8.125% at December 31, 1995).

     The Company entered into a Debenture Purchase Agreement dated September 25, 1995, as amended and restated as of December 15, 1995, (the "Debenture Purchase Agreement") with BanPonce, a bank holding company headquartered in San Juan, Puerto Rico, providing for the issuance and sale to BanPonce of up to $10,000,000 of Convertible Subordinated Debentures (the "Debentures") in a private placement transaction. Approximately $6.6 million of Debentures were issued on September 25, 1995 and the remaining $3.4 million were issued on December 22, 1995. The Debentures were not registered under the Securities Act of 1933 (the "Securities Act") and may not be offered or sold in the United States absent such registration or an applicable exemption from the registration requirements of the Securities Act. The Debentures are convertible into shares of common stock at a conversion price of $17.50 per share, subject to adjustment in certain events. In order to facilitate the receipt of all required regulatory approvals, approximately $1.84 million of the Debentures are not convertible into shares of Common Stock prior to January 1, 1999. The Debentures are subordinated to all existing and future senior debt (as defined in the Debenture Purchase Agreement) of the Company. If the entire $8.16 million of the Debentures that are immediately convertible into shares of Common Stock were converted, they would equal 466,262 shares, or approximately 4.99% of the Company's total outstanding shares of Common Stock as of December 31, 1995, as adjusted for the conversion of such Debentures.

     Under the terms of the Debenture Purchase Agreement, BanPonce also obtained the right to acquire up to 200,000 additional shares of Common Stock at a price of $17.50 per share (subject to adjustment in certain events) to the extent that the shares of Common Stock issued or issuable upon conversion of all the Debentures (including the Debentures that are not immediately convertible) represent less than the 5% of the Company's fully diluted outstanding shares of Common Stock.

     The Company also has entered into servicing agreements relating to the mortgage-backed securities program of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers. These agreements require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days. During the year ended December 31, 1995, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $4.7 million.

     During the year ended December 31, 1995, the Company collected an average of approximately $880,000 per month as net servicing fees, including late charges. At December 31, 1995 and 1994 and the servicing portfolio amounted to approximately $2.67 billion and $2.64 billion, respectively. The small increase in the size of the servicing portfolio as of December 31, 1995 compared to December 31, 1994, despite of originations and purchases of $636 million during 1995, was due to sales of servicing rights in the amount of approximately $310 million during 1995 and to portfolio run-offs related to scheduled amortization and prepayment of mortgage loans in the servicing portfolio. While the Company's strategy is generally to build and retain its servicing portfolio, it may, from time to time, determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties depending on the existing market conditions.

     As of December 31, 1995, Doral Federal met all its fully phased-in capital requirements (i.e., tangible and core capital of at least 1.5 % and 3.0%, respectively, of weighted assets and risk-based capital and at least 8% of risk weighted assets). As of December 31, 1995, Doral Federal had tangible capital and core capital of $16 million or approximately 10% of weighted assets. As of such date, Doral Federal had risk-based capital of $16.2 million or 25.8% of risk weighted assets.

     Doral Federal obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit and repurchase agreements with brokerage houses. As of December 31, 1995, Doral Federal held $114.2 million in deposits at a weighted average interest rate of 3.20%, approximately 43% of which consisted of non interest-bearing deposits. Approximately $685,000 of such deposits consisted of brokered certificates of deposit obtained through broker-dealers. Doral Federal, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of all its total assets. Advances and reimbursement obligations with respect to letters of credits must be secured by qualifying assets with a market value equal to between 105% to 115% of the advances. At December 31, 1995, Doral Federal had $10.4 million in outstanding advances from the FHLB-NY at a weighted average
interest rate cost of 6.43%.    In addition, as of December 31, 1995, Doral
Federal had $18.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 5.31%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on LIBID. The interest rate on such fluctuating rate note has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. Such notes have been placed with 936 Corporations operating in Puerto Rico. These term notes contain interest "gross up" provisions that provide for a prospective adjustment to the interest rates on the notes to a fixed rate equal to 100% of LIBID, as of the adjustment date, for the remaining term of the Note, in the event of an adverse change in the treatment of the interest received on the notes under Section 936. See "Prospective Trends - Possible Repeal of Section 936" herein for a description of certain proposals to repeal Section 936.

     Legislation has been proposed by Congress that would, among other things, recapitalize the FDIC Savings Association Insurance Fund ("SAIF"). The proposed legislation provides for a one-time assessment to be imposed on all SAIF-insured deposits as of March 31, 1995, in order to recapitalize the SAIF and eliminate the disparity of insurance premiums with the Bank Insurance Fund (the "BIF"). Under such proposed legislation, the SAIF and the BIF would be merged effective January 1, 1998. The special assessment rate is anticipated to be between .70% and .90% of deposits. Based upon Doral Federal's deposits at March 31, 1995 and assuming a special assessment of .90%, Doral Federal's assessment would be approximately $861,000.

     At times, the Company may have to meet margin requirements to cover changes in the market value of its mortgage-backed securities. To the extent that the required collateral levels are higher than the current market prices of the mortgage-backed securities pledged as collateral, the Company must deposit cash or certain government securities. In addition, the Company sometimes sells mortgage-backed securities and loans with puts or with recourse arrangements. The Company may be required to fund the repurchase of loans or mortgage-backed securities from time to time under the terms of such puts and recourse arrangements. As of December 31, 1995, the Company's servicing portfolio included approximately $85 million in mortgage loans subject to recourse arrangements. The Company had outstanding approximately $25 million in mortgage-backed securities sold subject to puts, which expire in one year or less, compared to $112 million a year ago. See Note 25 to the Company's Consolidated Financial Statements for more information regarding such puts.

     FFCC expects that it will continue to have adequate liquidity and financing arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions. FFCC, nevertheless, expects that it will continue to have adequate resources to finance its operations.

     INFLATION. FFCC is affected by inflation in the areas of loan production and servicing fees. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for the Company's Mortgage Banking Business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Significant increases in interest rates, make it more difficult for potential borrowers to purchase desirable residential properties and to qualify for mortgage loans and reduce demand for refinance loans. As a result, higher interest rates may adversely affect the volume of loan originations and income related to mortgage production. A high interest rate environment, however, tends to reduce prepayments extending the average life of the Company's mortgage loan servicing portfolio and thereby enhancing its value and earnings to the Company.

PROSPECTIVE TRENDS

     MARKET TRENDS. During 1995, particularly the last quarter, interest rates on mortgage loans declined following increases in rates during 1994. To the extent such trend continues during 1996, demand and prices for mortgage loans and mortgage-backed securities should increase thereby favorably impacting gain on sale of mortgage loans.

     A decrease in interest rates should also contribute to an increase in the amount of originations by stimulating demand for mortgage loans which has remained stagnant in recent years in Puerto Rico. During the last quarter of 1995 mortgage loan production was $214 million reflecting an increase of $40 million from the comparable period of 1994, the first increase in volume of mortgage loan production since the beginning of 1994. Increased originations would allow the Company to increase the size of its servicing portfolio. Servicing income should, therefore, continue to provide the Company with a stable base of revenues. The Company believes that its strong internal origination capacity will reduce the sensitivity of servicing fee income to any changes in prepayment rates that may occur as a result of declines in interest rates.

     The Company intends to continue to increase the assets of Doral Federal by increasing the amount of loans funded and held by Doral Federal as well as to increase its deposit base and branch network. The Company expects that as Doral Federal continues to increase the amount of its interest earning assets, the net interest income earned by Doral Federal will continue to increase as well as the relative contribution of Doral Federal to the consolidated earnings of the Company.

     POSSIBLE REPEAL OF SECTION 936. In connection with ongoing efforts to adopt Federal budget legislation, various proposals have been made to eliminate the tax benefits available to U.S. corporations operating and investing in Puerto Rico under Section 936. The Omnibus Budget Reconciliation Act of 1993 effective for taxable years beginning in 1994 reduced the benefits previously available under Section 936. The Seven-Year Balanced Budget Revenue Reconciliation Bill of 1995 (the "Budget Bill"), passed by the United States Congress on November 20, 1995 and subsequently vetoed by President Clinton provided for the repeal of Section 936, subject to a ten-year grandfather rule that would have benefited 936 Corporations that were engaged in the active conduct of a trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for taxable years beginning before December 31, 1995. Under the bill, during the grandfather period, the amount of income that would benefit from the credit available under Section 936 derived from the active conduct of a trade or business would be subject to varying caps. The credit available for investment income would not have been subject to the grandfather rule and would have been eliminated for taxable years beginning after December 31, 1995. As noted above, the Budget Bill was vetoed by President Clinton on December 6, 1995.


     It is not possible to predict what changes will be made to Section 936 as part of the ongoing Federal budget negotiations. While the final impact of a repeal of Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of Section 936, particularly the elimination of the credit for investment income, could also lead to a decrease in the amount of 936 Funds invested in the Puerto Rico financial market, thereby increasing funding costs and decreasing liquidity for Puerto Rico mortgage products. The magnitude of the impact of any such changes on the Company's profitability or financial condition cannot be determined at this time. The Company has taken steps to attempt to reduce the impact of any such adverse change by diversifying its sources of funding and identifying additional investors for its mortgage products. During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Euro-dollar market have decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of the Company.


     NEW ACCOUNTING STANDARDS. On May 12, 1995, the Financial Accounting Standards Board (the "FASB") issued the SFAS No. 122, an amendment to SFAS No.
65. The Company adopted SFAS No. 122 as of April 1, 1995. SFAS No. 122 requires the recognition of all mortgage servicing rights including internally originated mortgage servicing rights ("OMSRs") as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under SFAS No. 65, the cost of OMSRs was not recognized as an asset and was charged to earnings when the related loan was sold. SFAS No. 122 has the effect of increasing gains on sales of loans by requiring the carrying cost of the loans to be reduced by a proportion of the fair value of the related OMSRs. To date, the Company has used sales prices for comparable mortgage servicing rights to determine the fair value of its servicing rights. For the year ended December 31, 1995, the Company realized additional net income of approximately $1.5 million as a result of the adoption of SFAS No. 122. If the Company had not adopted SFAS No. 122 during the second quarter of 1995, earnings per common share would have been approximately $2.44 and $2.33 on a primary and fully-diluted basis, respectively, for the year ended December 31, 1995.


     SFAS No. 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of mortgage servicing rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified pool-by-pool on the basis of interest rates. An impairment is recognized whenever the prepayment pattern of the mortgage pool indicates that the fair value of the related capitalized servicing rights is less than its carrying amount. An impairment is recognized by charging such excess to income. The Company determined that no reserve for impairment was required for the year ended December 31, 1995. OMSRs that were originated prior to the adoption of SFAS 122 and, therefore, that are not capitalized as an asset on the Company's Financial Statements are not subject to amortization or impairment.

     In October 24, 1995, the FASB issued a Proposed Statement of Financial Accounting Standards, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (the "Proposed Statement"). The Proposed Statement would provide accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Under the Proposed Statement after any transfer of financial assets, an entity would be required to recognize all financial assets and servicing it controls following such sale and liabilities it has incurred and would be required to derecognize financial assets when control has been surrendered and liabilities have been extinguished. This Proposed Statement would provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     This Proposed Statement would require that liabilities and derivatives entered into as part of a transfer of financial assets be initially measured at fair value, if practicable. It also would require that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer.

     A possible impact to the Company of the adoption of the Proposed Statement would be the potential derecognization from the Company's Financial Statements of securities sold under long-term repurchase agreements. The Proposed Statement is expected to be effective for fiscal years commencing after December 31, 1996.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 1996 Annual Meeting of stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters -- Certain Relationships and Related Transactions" of the Company's Proxy Statement.

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

         (3)  Exhibits.

Exhibit
Number                                Description
- ------                                -----------

 3.1         Certificate of Incorporation of FFCC, as currently in effect.(1)

 3.2         By-laws of FFCC, as amended as of January 30, 1996.(18)

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

 10.30       Loan Agreement between FFCC and Puerto Rico Island Rental Limited Dividend Partnership S.E., dated
             December 27, 1990.(4)

 10.32       Warehousing Loan Agreement dated September 8, 1995 between FFCC and Banco Santander Puerto
             Rico.(14)

 10.33       Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto Rico.(4)

 10.34       (a)  Repurchase Agreement, between FFCC and BP Capital Markets, Inc., dated November 10, 1995.
                  (18)
             (f)  Repurchase Agreement between FFCC and First Boston (Puerto Rico), Inc., dated November 28,
                  1989. (4)

Exhibit
Number                                     Description
- ------                                     -----------

            (k)  Master Repurchase Agreement between FFCC and PaineWebber, Inc.,  dated as of March 24,
                 1992.(5)

10.35       Employment Agreement dated August 29, 1995 between FFCC and Salomon Levis.(15)

10.36       Employment Agreement dated August 29, 1995 between FFCC and Zoila Levis.(15)

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

10.43       Employment Agreement dated August 29, 1995, between FFCC and Richard F. Bonini.(15)

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

10.49       Employment Agreement dated as of April 1, 1993 between FFCC and Luis Alvarad.(13)

10.50       Customer Agreement, dated March 9, 1993, between FFCC and Meridian Capital Markets Inc. relating to the execution of Forward Contracts.(6)

10.51       Master Repurchase Agreement, dated March 24, 1993, between FFCC and Bear Sterns Mortgage Capital
            Corporation.(7)

10.52       Amended and Restated Master Production Agreement, dated as of October 1, 1995, between FFCC, Doral
            Mortgage and Doral Federal, Master Production Agreement, dated as of October 1, 1995, between
            FFCC, Doral Mortgage and Doral Federal.(8)

10.53       Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(9)

10.54       Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between FFCC and Nomura Asset Capital Corporation.(13)

10.55       Purchase and Servicing Agreement, dated as of September 1, 1993, between FFCC and Meridian Capital markets, a Division of Meridian Bank.(13)

Exhibit
Number                                   Description
- ------                                   -----------

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

10.58       Swap Agreement dated December 7, 1994, between FFCC and David Levis.(14)

10.59       Demand Note dated December 9, 1994.(14)

10.60       Form of Medium Term Note, 1994 Series Puerto Rico-A.(14)

10.61       Credit Agreement, dated as of June 30, 1995, between FFCC, Doral
            Mortgage Corporation, the lenders thereto and Bankers Trust
            Company, as Agent.(17)

10.62       Debenture Purchase Agreement dated as of September 25, 1995, and amended restated as of December
            15, 1995, between the Company and BanPonce Corporation (including the forms of Series A and Series
            Debentures.(15)

10.63       Financing Agreement dated October 10, 1995, between FFCC and Banco Santander together with related
            Assignment and Pledge Agreements.(16)

10.64       Master Servicing and Collection Agreement dated October 1, 1995, between FFCC and Doral Federal
            Savings Bank.(17)

10.65       Employment Agreement, dated as of February 20, 1996, between FFCC and Frederick C. Teed.(17)

21          List of FFCC's subsidiaries.(13)

27          Financial Data Schedule (Edgar version only).(17)

- --------------------
     (1) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-17224).

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

     (14) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (15) Incorporated herein by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1995.

     (16) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     (17) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     (18) Filed herewith.

      (b) Reports on Form 8-K.

      (1) Current Report a Form 8-K ("Form 8-K"), dated September 22, 1995, reporting under Item 5 - "Other Items" an agreement in principle to enter into a Debenture Purchase Agreement with BanPonce Corporation.

      (2) Form 8-K, dated September 25, 1995, reporting under Item 5 - "Other Events", the execution of Debenture Purchase Agreement with BanPonce Corporation and issuance of approximately $6.6 million in convertible subordinated debentures thereunder.

      (3) Form 8-K, dated November 20, 1995, reporting under Item 5 - "Other Events", passage of the Seven-Year Balanced Budget Revenue Reconciliation Act of 1995, which provided for the repeal Section 936.

     (4) Form 8-K, dated December 22, 1995, reporting under Item 5 - "Other Events" execution of an Amended and Restated Debenture Purchase Agreement with BanPonce Corporation.

                                   SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Caribbean Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       FIRST FINANCIAL CARIBBEAN CORPORATION



                                       By:        /s/ Salomon Levis
                                          ----------------------------------
                                                      Salomon Levis
                                               Chairman of the Board and
                                                Chief Executive Officer
Date:  March 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                            Chairman of the Board and              March 28, 1996
/s/  Salomon Levis                           Chief Executive Officer
- ------------------------------
    (Salomon Levis)
                                            Director                               March 28, 1996

/s/ Richard F. Bonini
- ------------------------------
   (Richard F. Bonini)



/s/  Edgar M. Cullman, Jr.
- ------------------------------              Director                               March 28, 1996
    (Edgar M. Cullman, Jr.)



/s/  Frederick M. Danziger
- ------------------------------              Director                               March 28, 1996
    (Frederick M. Danziger)



/s/  John L. Ernst
- ------------------------------              Director                               March 28, 1996
    (John L. Ernst)



/s/  Zoila Levis
- ------------------------------              Director                               March 28, 1996
    (Zoila Levis)


/s/  A. Brean Murray
- ------------------------------              Director                               March 28, 1995
    (A. Brean Murray)




/s/  Victor M. Pons, Jr.
- ------------------------------              Director                               March 28, 1996
    (Victor M. Pons, Jr.)




  /s/ Luis Alvarado                         Executive Vice President,
- ------------------------------               Chief Financial Officer               March 28, 1996
     (Luis Alvarado)



 /s/ Ricardo Melendez                       Vice President and
- ------------------------------               Controller, Principal                 March 28, 1996
    (Ricardo Melendez)                       Accounting Officer

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

                           Annual Report Filed with

                      Securities and Exchange Commission

            FIRST FINANCIAL CARIBBEAN CORPORATION AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                               February 2, 1996

                                                                       Page
                                                                      -------
Report of Independent Accountants ..................................    F-3

Consolidated Financial Statements

   Consolidated Balance Sheet as of December 31, 1995 and 1994......    F-5

   Consolidated Statement of Income and Retained Earnings for the
     years ended December 31, 1995, 1994 and 1993...................    F-6

   Consolidated Statement of Changes in Capital Stock for the
     years ended December 31, 1995, 1994 and 1993...................    F-7

   Consolidated Statement of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993...............................    F-8

   Notes to Consolidated Financial Statements.......................    F-10


     All financial schedules have been omitted because they are not applicable, or because the information required is included in the consolidated financial statements or notes thereto.

                    The Chase Manhattan Bank Building     Telephone 809 754 9090
                    PO Box 363566
                    San Juan PR 00936-3566



PRICE WATERHOUSE                                       [Price Waterhouse LOGO]


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
First Financial Caribbean Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings, of changes in capital stock and of cash flows present fairly, in all material respects, the financial position of First Financial Caribbean Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," effective April 1, 1995.


/s/ Price Waterhouse

PRICE WATERHOUSE

San Juan, Puerto Rico
February 2, 1996


Stamp 1327038 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

                           FIRST FINANCIAL CARIBBEAN

                                  CORPORATION

                            REPORT AND CONSOLIDATED

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS



                                                                                    December 31,
                                                                             ----------------------------

                                                                             1995                     1994
                                                                             ----                     ----
Cash and cash equivalents                                                $ 59,871,646            $ 35,916,125
Mortgage loans held for sale, net                                         245,484,255             263,773,383
Mortgage-backed securities held for trading                               407,941,495             319,203,574
Securities held to maturity                                                77,945,425              66,804,426
Securities available for sale                                              14,578,997                  --
Loans receivable, net                                                      51,355,258              34,808,938
Accounts receivable and mortgage servicing advances, net                    9,591,627               7,086,045
Accrued interest receivable                                                 8,155,028               7,874,551
Mortgage servicing rights                                                  11,164,065               3,543,032
Excess servicing fees receivable                                           10,407,297               8,756,589
Property, leasehold improvements and  equipment, net                        6,504,725               7,466,980
Cost in excess of fair value of net assets acquired                         6,526,131               6,609,402
Real estate held for sale, net                                              2,084,541               2,115,911
Prepaid and other assets                                                    6,311,571               4,060,368
                                                                         ------------           -------------

         Total assets                                                    $917,922,061            $768,019,324
                                                                         ============            ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

Loans payable                                                            $234,706,497            $265,705,957
Securities sold under agreements to repurchase                            363,728,000             303,730,017
Deposit accounts                                                           95,740,441              66,471,111
Notes payable                                                              51,682,156              17,055,480
Advances from Federal Home Loan Bank of N.Y.                               10,407,111                 419,245
Convertible Subordinated Debentures                                        10,000,000                  --
Accounts payable and other liabilities                                     17,376,204              17,792,644
Income tax payable                                                            388,041               2,571,773
Deferred tax liability                                                      4,877,068               3,776,899
                                                                         ------------            ------------

         Total liabilities                                                788.905,518             677,523,126
                                                                         ------------            ------------

Commitments and contingencies  (Note 25)
                                                                         ------------            ------------

Stockholders' equity:
  10.5% Cumulative Convertible Preferred Stock, Series A,
   $1 par value, 2,000,000 shares authorized; 108,397
   shares issued and outstanding (1994 - 204,329)(liquidating
   preference of $10 per share, aggregating $1,083,970)                       108,397                 204,329
  Common stock, $1 par value, 10,000,000 shares authorized;
   8,884,170 shares issued and outstanding (1994 - 7,182,306)               8,884,170               7,182,306
  Paid-in capital                                                          38,329,800              16,674,402
  Retained earnings                                                        81,892,300              66,706,435
                                                                         ------------            ------------

                                                                          129,214,667              90,767,472

Unrealized gain on securities available for sale                                8,856                  --
Treasury stock at par value, 14,000 shares                                    (14,000)                (14,000)
Unearned compensation under employment contracts                             (192,980)               (257,274)
                                                                         ------------            ------------

         Total stockholders' equity                                       129,016,543              90,496,198
                                                                         ------------            ------------

         Total liabilities and stockholders' equity                      $917,922,061            $768,019,324
                                                                         ============            ============

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                        Year ended December 31,
                                                                        -----------------------
                                                             1995                1994               1993
                                                             ----                ----               ----
Revenues:
  Interest income                                         $61,907,114         $46,507,972        $23,774,659
  Mortgage loan sales and fees                             13,528,534          10,572,734         35,230,405
  Servicing income                                         10,576,826          11,447,772          8,627,024
  Gain on sale of servicing rights                          5,204,933           3,003,459          2,378,000
  Other income                                                619,923             510,705            218,123
                                                          -----------         -----------        -----------

                                                           91,837,330          72,042,642         70,228,211
                                                          -----------         -----------        -----------
Expenses:
  Interest                                                 43,380,148          23,251,898          9,710,091
  Employee cost                                             6,471,059           6,000,632          7,194,699
  Taxes, other than payroll and income taxes                1,150,416             847,856            768,048
  Maintenance                                                 654,354             712,627            615,503
  Advertising                                               2,474,638           4,205,312          4,620,177
  Professional services                                     2,867,316           3,658,557          3,611,639
  Telephone                                                 1,682,412           2,076,049          1,719,687
  Rent                                                      2,096,979           2,004,023          1,444,866
  Other                                                     8,999,491          10,540,576          9,622,256
                                                          -----------         -----------        -----------
                                                           69,776,813          53,297,530         39,306,966
                                                          -----------         -----------        -----------

Income before income taxes and cumulative effect
 of change in accounting principle                         22,060,517          18,745,112         30,921,245
                                                          -----------         -----------        -----------
Income taxes:
  Current                                                   1,400,044           2,092,696          7,141,681
  Deferred                                                  1,100,169             436,899          2,460,000
                                                          -----------         -----------        -----------
                                                            2,500,213           2,529,595          9,601,681
                                                          -----------         -----------        -----------
Income before cumulative effect of change in
 accounting principle                                      19,560,304          16,215,517         21,319,564
Cumulative effect of change in accounting
 principle- adoption of SFAS 115, net of deferred
 income taxes of $880,000                                      -                1,215,000             -
                                                          -----------         -----------        -----------
         Net income                                        19,560,304          17,430,517         21,319,564

Retained earnings at beginning  of year                    66,706,435          53,219,178         35,041,903
  Less cash dividends:
    Convertible preferred stock $1.05 per share               187,639             325,045            496,948
    Common stock $.58 per share (1994 -
     $.52; 1993 - $.40 per share)                           4,186,800           3,618,215          2,645,341
                                                          -----------         -----------        -----------
Retained earnings at end of year                          $81,892,300         $66,706,435        $53,219,178
                                                          ===========         ===========        ===========
Earnings per share:
Primary:
  Income before cumulative effect of change in
   accounting principle                                   $      2.65         $      2.29        $      3.15
  Cumulative effect of change in accounting principle          -                      .17             -
                                                          -----------         -----------        -----------
         Net income                                       $      2.65         $      2.46        $      3.15
                                                          ===========         ===========        ===========
Fully diluted:
  Income before cumulative effect of change in
   accounting principle                                   $      2.53         $      2.14        $      2.81
  Cumulative effect of change in accounting principle          -                      .16             -
                                                          -----------         -----------        -----------
         Net income                                       $      2.53         $      2.30        $      2.81
                                                          ===========         ===========        ===========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

               CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL STOCK




                                      Preferred            Common            Paid-in            Treasury
                                        stock               stock            capital             stock
                                        -----               -----            -------             -----
Balance at December 31, 1992           $510,895          $3,284,587        $20,258,555         $ (7,000)

Stock split on December 10, 1993          -               3,381,069         (3,374,069)          (7,000)

Shares converted                        (96,482)             96,482              -                 -
                                       --------          ----------        -----------         --------

Balance at December 31, 1993            414,413           6,762,138         16,884,486          (14,000)

Shares converted                       (210,084)            420,168           (210,084)            -
                                       --------          ----------        -----------         --------

Balance at December 31, 1994            204,329           7,182,306         16,674,402          (14,000)

Shares issued on December 11, 1995        -               1,510,000         21,751,330             -

Shares converted                        (95,932)            191,864            (95,932)
                                       --------          ----------        -----------         --------

Balance at December 31, 1995           $108,397          $8,884,170        $38,329,800         $(14,000)
                                       ========          ==========        ===========         ========





         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                                1995             1994             1993
                                                                                ----             ----             ----
Cash flows from operating activities:
  Net income                                                               $  19,560,304    $  17,430,517   $    21,319,564
                                                                           -------------    -------------   ---------------
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
  Depreciation and amortization                                                1,764,500        1,533,750           698,300
  Amortization of excess servicing fees receivable                               988,082          566,668           160,785

  Amortization of cost in excess of fair value of net assets acquired            376,158          358,097           255,476
  Amortization of mortgage servicing rights                                      562,054          730,059           492,000
  Gain on sale of mortgage servicing rights                                   (5,204,933)      (3,003,459)       (2,378,000)
  Cumulative effect of change in accounting principle                              -           (1,215,000)            -
  Allowances for losses                                                          352,000          299,523         1,012,500
  Origination and purchases of mortgage loans held for sale                 (583,659,000)    (797,582,000)   (1,432,448,000)
  Principal repayments and sales of mortgage loans held for sale
                                                                             282,477,731      216,918,548       620,387,650
  Purchases of mortgage-backed securities held for trading                   (72,124,000)    (265,025,000)     (182,883,000)
  Principal repayments and sales of mortgage-backed securities
   held for trading                                                          357,461,000      653,479,000       860,471,000
  Increase in accrued interest receivable                                       (280,477)      (3,853,140)          (18,979)
  (Decrease) increase in loans payable                                       (94,089,007)      72,911,782        98,215,950
  Increase in loans payable related to securities sold not yet
   purchased                                                                  22,089,547            -                 -
  Increase (decrease) in interest payable                                        382,912          788,079          (149,082)
  Increase in securities sold under agreements to repurchase                  59,997,983      160,530,375        14,444,412
  (Decrease) increase in accounts payable and other liabilities                 (799,352)     (21,838,018)        3,480,563
  (Decrease) increase in income tax payable                                   (2,183,732)      (1,177,206)        3,365,157
  Deferred tax provision                                                       1,100,169          436,899         2,460,000
  Amortization of unearned compensation under employment
   contracts                                                                      64,294           64,294           299,952
                                                                           -------------    -------------   ---------------
            Total adjustments                                                (30,724,071)      14,923,251       (12,133,316)
                                                                           -------------    -------------   ---------------
  Net cash (used) provided by operating activities                           (11,163,767)      32,353,768         9,186,248
                                                                           -------------    -------------   ---------------
Cash flows from investing activities:
  Redemption of certificates of deposit                                           -                -              2,500,000
  Purchases of securities held to maturity                                   (10,789,000)     (61,789,000)       (6,127,850)
  Principal repayments of securities held to maturity                          3,207,857          799,896             -
  Origination of loans receivables                                           (52,341,000)     (26,252,000)            -
  Principal repayments of loans receivable                                     4,060,159          836,792           756,275
  Decrease in mortgage notes receivable                                            -                -             6,763,184
  (Decrease) increase in accounts receivable and mortgage
   servicing advances                                                         (2,857,582)       8,112,720          (958,587)
  Additions to excess servicing fees receivable                               (2,638,790)      (5,859,312)       (3,103,139)
  Purchase of property, leasehold improvements and equipment                    (802,245)      (3,229,537)       (2,981,977)
  Payments of contingent purchase price of subsidiary                           (292,887)        (430,929)         (985,900)
  Proceeds from disposal of real estate held for sale                          1,616,911        3,163,069         4,363,585
  Acquisition of real estate held for sale                                    (1,585,541)      (2,350,675)       (3,699,118)
  Increase in mortgage servicing rights                                       (8,207,139)        (581,130)          (14,943)
  Proceeds from sale of mortgage servicing rights                              5,228,985        3,306,286         2,378,000
  Cash resulting from acquisition of subsidiary, net of purchase
   price                                                                           -                -               227,000
  (Increase) decrease in prepaid and other assets                             (2,251,203)        (591,019)          166,963
                                                                           -------------    -------------   ---------------
  Net cash used by investing activities                                      (67,651,475)     (84,864,839)         (716,507)
                                                                           -------------    -------------   ---------------

                                  (Continued)
         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                                1995             1994             1993
                                                                                ----             ----             ----
Cash flows from financing activities:
  Increase in deposits                                                        29,269,330       40,020,265        18,141,846
  Decrease in loans payable related to mortgage notes receivable                   -                -            (3,845,899)
  Proceeds from convertible subordinated debentures                           10,000,000            -                 -
  Proceeds from issuance of common stock, net                                 23,261,330            -                 -
  Proceeds (repayment) of advances from Federal Home Loan Bank                 9,987,866       (2,012,134)       (1,003,621)
  Increase in notes payable                                                   34,626,676       17,055,480             -
  Dividends declared and paid                                                 (4,374,439)      (3,943,260)       (3,142,289)
                                                                            ------------     ------------      ------------
       Net cash provided by financing activities                             102,770,763       51,120,351        10,150,037
                                                                            ------------     ------------      ------------
Net increase (decrease) in cash and cash equivalents                          23,955,521       (1,390,720)       18,619,778
Cash and cash equivalents at beginning of year                                35,916,125       37,306,845        18,687,067
                                                                            ------------     ------------      ------------
Cash and cash equivalents at end of year                                    $ 59,871,646     $ 35,916,125      $ 37,306,845
                                                                            ============     ============      ============
Supplemental Schedule of Noncash Investing and Financing Activities:
  Noncash financing activities-conversion of preferred stock                $    959,320     $  2,100,840      $    964,820
                                                                            ============     ============      ============
On September 10, 1993, the Company acquired all of the
 outstanding capital stock of Doral Federal Savings Bank
 (formerly Catano Federal Savings Bank) for $1,200,000
 (including transaction costs).  In conjunction with
 the acquisition, liabilities were assumed as follows:
  Fair value of assets acquired                                                   -                -           $ 13,073,000
  Cash paid                                                                       -                -              1,200,000
                                                                            ------------     ------------      ------------
  Liabilities assumed                                                             -                -           $ 11,873,000
                                                                            ============     ============      ============
Supplemental Cash Flow Information:
  Cash used to pay interest                                                 $ 43,000,000     $ 22,460,000      $  9,561,000
                                                                            ============     ============      ============
  Cash used to pay income taxes                                             $  3,360,000     $  3,260,000      $  3,780,000
                                                                            ============     ============      ============





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

On September 10, 1993, the Company acquired all of the outstanding common stock of Doral Federal Savings Bank at a price of approximately $1,200,000. This acquisition was accounted for using the purchase method of accounting. The consolidated statement of income and retained earnings for the year ended December 31, 1993 includes the results of operations of Doral Federal from September 10, 1993. Proforma results of operations for 1993 as though the acquisition had been made at the beginning of such period are substantially similar to actual results of operations for the periods and therefore is not presented.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is primarily engaged in the origination, purchase and sale of FHA, VA and conventional first and second mortgage loans and in providing and/or arranging for interim financing for the construction of residences and other types of real estate developments in Puerto Rico and selected markets in Florida. The Company, in combination with its subsidiaries, services FHA insured, VA guaranteed and conventional mortgage loans pooled for issuance of Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) backed securities and collateralized mortgage obligations certificates issued by grantor trusts established by the Company (CMO Certificates). It also services loans for private investors. The Company also originates loans for investment and provides banking services through a federal savings bank that operates two branches located in Puerto Rico.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. The following summarizes the more significant accounting policies used by the Company.

Accounting for Certain Investments In Debt and Equity Securities

In January 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires the Company to classify and account for investments on equity securities that have readily determinable fair values and all investments in debt securities as follows:

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

     - Debt and equity securities not classified as either held-to-maturity or trading are classified as available- for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The adoption of this standard resulted in the recognition of a gross unrealized gain of approximately $2.5 million as of January 1, 1994 ($1,215,000 net of approximately $880,000 in taxes and approximately $405,000 of related expenses). Unrealized gains and losses on holdings of trading securities after January 1, 1994, are included in earnings as a component of mortgage loan sales and fees.

In December 1995, the Company used the one-time opportunity provided in the Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("The Guide") issued by the Financial Accounting Standards Board ("FASB"), to reassess the appropriateness of classifications of all of the securities held by the Company as of the date the Guide was issued. As a result of such reassessment, the Company transferred approximately $15 million from the "held to maturity" category to the "available for sale" category. As provided in the Guide, such transfer was recorded at fair value and resulted in the recording of an unrealized gain of approximately $9,000 in the stockholders' equity. Also, approximately $18 million was transferred from the "trading category" to the "held to maturity category". This transfer did not have any effect in current earnings or stockholders' equity because transferred securities were already at fair value.

Mortgage-backed securities held for trading

Mortgage-backed securities held for trading are recorded at fair value. Changes in fair value are recorded currently in income.

Securities held to maturity

Securities held to maturity are recorded at amortized cost.

Securities available-for-sale

Securities available-for-sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

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

The Company estimates the fair value of the retained recourse obligation of loans sold at the time of sale. Ordinarily the amounts involved are minimal insofar as the recourse obligations are met by substituting loans. The Company has generally been able to rehabilitate and resell the reacquired loans for at least their carrying amount. Accordingly, a reserve for possible losses arising from recourse obligations has not been deemed necessary.

Excess servicing fees receivable

The Company sells substantially all of the mortgage loans it produces (other than those originated by Doral Federal) and retains the related servicing rights. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the contractual servicing fee. Gains and losses on sales of such loans are adjusted to reflect as income or loss servicing fees that vary from normal servicing fee rates set by federally sponsored secondary market makers. Accordingly, the Company has recorded, as excess servicing fees receivable, amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated lives of the loans and using long-term interest rates that reflect the risks of the assets. The adjustment results in a receivable that is realized through receipt of the excess service fees over time. The Company evaluates periodically the net realizable value of its excess servicing fees receivable based on the present value of the estimated remaining future excess servicing fees revenue, using the same discount rate used to calculate the original excess servicing fees receivable asset. Any impairment in the value of the excess servicing fees receivable due to actual and anticipated prepayment experience, is recognized currently as a reduction of excess servicing fees receivable. The resulting excess servicing fees receivable is amortized over the estimated life using a method approximating the level-yield method. The amortization is recorded as a reduction of servicing income.

Mortgage servicing rights

In April 1995, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB No. 65, ("SFAS 122"). This statement changed the accounting for servicing rights related to loans originated by an entity. Previously, the Company followed the guidance provided by SFAS 65 which, among other things, prohibited the recognition of servicing rights related to loans originated by an entity. SFAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right. The allocation is based on the aggregate fair value of the loan and the related servicing right taken as a whole. To determine the fair value of the servicing rights, the Company uses the market prices of comparable servicing sale contracts.

SFAS 122 also requires that all mortgage servicing rights be evaluated for impairment. In determining servicing value impairment, mortgage servicing rights were disaggregated into their predominant risk characteristic. The Company has determined that risk characteristic to be interest rate. For purposes of measuring impairment, mortgage servicing rights are stratified by pool on the basis of interest rates. An impairment is recognized whenever the prepayment pattern of the mortgage pool indicates that the fair value of the related mortgage servicing rights is less than its carrying amount. An impairment is recognized by charging such excess to income. The Company determined that no reserve for impairment was required as of December 31, 1995.

The adoption of this standard had the effect of increasing net income and mortgage loan sales and fees by approximately $1,500,000 and $2,600,000, respectively, for the year ended December 31, 1995, and increasing capitalized servicing rights at December 31, 1995 by approximately $4,150,000. If the Company had not adopted SFAS 122, earnings per share would have been approximately $2.44 and $2.33, on a primary and fully diluted basis, respectively, for the year ended December 31, 1995. SFAS 122 prohibits retroactive application, therefore, mortgage servicing rights related to loans originated prior to April 1, 1995 continue to be unrecognized in the Company's financial statements.

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

Cost in excess of fair value of net assets acquired

The cost in excess of fair value of net assets acquired is amortized on the straight-line basis over their estimated useful lives (30-year period for acquisitions made before Doral Federal and a 10-year period for the acquisition of Doral Federal).

Real estate held for sale

The Company acquires real estate through foreclosures. These properties are held for sale and are stated at the lower of fair value, minus estimated costs to sell, or cost.

Property, leasehold improvements and equipment

Property, leasehold improvements and equipment are carried at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter, for leasehold improvements. These range from five to ten years.

Income and expense recognition

Loan origination fees and related direct loan origination costs are deferred and amortized to income as an adjustment of the yield throughout the life of the related mortgage loan. Such fees and costs related to mortgage loans held for sale are deferred and recognized in income as a component of gain on sale of mortgage loans when the related loans are sold or securitized.

Sale of securities with put arrangements

From time to time the Company may sell mortgage-backed securities and mortgage loans with put arrangements. Pursuant to these arrangements the Company grants the buyer a put option that allows the buyer to sell the securities back to the Company at a negotiated price. The accounting treatment for these transactions (as a borrowing or a sale) is based on an assessment of the probability that the put option will be exercised. If on the transaction date, management determines that it is probable that the put option will be exercised, the transaction is accounted for as a borrowing. If it is not judged probable that the put option will be exercised, the transaction is accounted for as a sale.

The premium collected on such put and any gain on the mortgage loans sold are deferred until the negotiated net option period expires. When a transaction is initially recorded as a sale but exercise of the put option later becomes probable, the Company accrues any losses expected upon the exercise of the put option and periodically adjusts the estimated loss accrual.

Interest rate risk management

The Company has various mechanisms to reduce its exposure to interest rate fluctuations, as these affect the value of its portfolio and the prices of newly generated loans, loans to be originated and sales with put options.

The Company may enter into financial derivatives such as future contracts or options.

The cost of unexpired options, net of premiums collected on written options, is capitalized as part of the carrying cost of the mortgage loans and charged to income when these expire. Unrealized net gains or losses on unexpired options positions are considered as part of the lower cost or market evaluation made for mortgage loans.

Loan servicing

The Company pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities. Conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates as well as sold in bulk to investors. Mortgages included in the resulting GNMA, FNMA and FHLMC pools, CMO certificates and certain pools of conventional loans sold to investors are serviced by the Company. The Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 1995, accounts receivable include advances to investors of approximately $5,340,000 (1994 - $3,100,000).

The Company is also required to foreclose on loans in the event of default by the mortgagor. Mortgage loan servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.

Sales of mortgage servicing rights

The Company recognizes gain or loss on the sale of mortgage servicing rights when the sales contract is executed, all regulatory related approvals are obtained and the title and all risks and rewards of ownership have been irrevocably transferred to the buyer.

Income taxes

The Company follows an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. A valuation allowance is recognized for any deferred tax asset for which, based on management's evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized.

Accounting for Impairment of a Loan

In January 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The adoption of this statement had no effect on the Company's results of operations or financial position.

Statement of cash flows

Cash and cash equivalents include cash in banks, overnight deposits and certificates of deposit (1995 - $25,099,000 and 1994 - $330,000) and other highly liquid securities with an original maturity of three months or less.

At December 31, 1995, other highly liquid securities include $30,473,141 of securities purchased under agreements to resell as follows:

                                                      Amount                          Maturity
                                                      ------                          --------
PaineWebber Inc. of Puerto Rico                    $ 4,016,193                     January 2, 1996
BP Capital Markets, Inc.                             2,004,448                     January 2, 1996
BP Capital Markets, Inc.                             1,000,000                     January 2, 1996
PaineWebber Inc. of Puerto Rico                     10,650,000                    January 23, 1996
PaineWebber Inc. of Puerto Rico                     10,600,000                    January 23, 1996
CS First Boston Corporation                          2,202,500                   February 22, 1996
                                                   -----------
                                                   $30,473,141
                                                   ===========

Earnings per share

Primary net income per share is determined by dividing net income, after deducting preferred stock dividends, by the weighted average number of common stock outstanding during the period considering the dilutive effect of restricted stock awards.

Fully diluted net income per share has been computed based on the assumption that all of the shares of convertible preferred stock and convertible subordinated debentures are converted into common stock, and after giving retroactive effect to the elimination of interest expense, net of income taxes, applicable to the convertible subordinated debentures.

On October 25, 1993, the Company declared a two for one stock split on its shares of common stock outstanding. The stock split was effected in the form of a stock dividend of one additional share of common stock for each share of common stock held on record date of November 22, 1993. As a result, 3,381,069 shares of common stock were issued on December 10, 1993. As a result of the stock split referred to above, each outstanding share of the Company's Series A Preferred Stock became convertible into two shares of common stock at a conversion price of $5 per share.

The number of shares of common stock used for computing the primary and fully diluted earnings per share was as follows:

                                                     1995                1994               1993
                                                     ----                ----               ----
             Primary                              7,307,945           6,942,734           6,614,854
             Fully diluted                        7,760,135           7,576,964           7,576,964


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

Accounting For Stock-Based Compensation

In October, 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement, which the Company must adopt for transactions entered into in the fiscal years that begin after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employee's stock. Examples are: stock purchase plan, stock options, restricted stock and stock appreciation rights. This statement defines a fair value based method of accounting for an employee stock option and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25.

No transactions of the nature covered by SFAS 123 have been made, therefore, disclosure of monetary nature is not deemed appropriate.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

The FASB issued an exposure draft that would provide accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Such standard would require each party to a transfer to recognize the financial assets it controls and liabilities it has incurred and derecognize assets when control over them has been relinquished. A possible impact to the Company of adopting the proposed standard would be the potential derecognition from the Company's financial statements of securities sold under certain long-term repurchase agreements.

Other

Certain amounts reflected in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the presentation for 1995.

NOTE 3 - COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

Doral and RSC were acquired in December 1986, these transactions were accounted for by the purchase method of accounting resulting in $1,620,000 of cost in excess of the fair value of net assets acquired. The terms of the Company's purchase agreement require additional pay-outs to the former stockholder over a ten-year period ending in 1996. The additional pay-outs are contingent payments under the purchase agreements, and are accounted for as additional cost over the fair value of assets acquired. The amount of such pay-outs is determined based on a percentage ranging from 1/16% to 1/4% of the aggregate principal amount of mortgage loans closed. The deferred pay-out portion has been discounted using an imputed interest rate of 8%.

The changes in cost in excess of fair value of net assets acquired are shown below:

                                                                     Year ended December 31,
                                                                     -----------------------
                                                        1995                    1994                 1993
                                                        ----                    ----                 ----
     Balance at beginning of period                 $6,609,402              $6,536,570           $5,535,146

     Contingent payments under
      Doral purchase agreement                          292,887                 430,929              985,900

     Acquisition of Doral Federal
      Savings Bank                                        -                       -                  271,000

     Amortization expense                              (376,158)               (358,097)            (255,476)
                                                     ----------              ----------           ----------

     Balance at end of period                        $6,526,131              $6,609,402           $6,536,570
                                                     ==========              ==========           ==========


Total accumulated amortization relating to cost in excess of fair value of net assets acquired amounted to $3,351,660, $2,975,502 and $2,617,405 at December 31, 1995, 1994 and 1993, respectively.

NOTE 4 - REGULATORY REQUIREMENTS:

The Company is a U.S. Department of Housing and Urban Development (HUD) approved, non supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. The Company is also required to maintain fidelity bonds and errors and omission's insurance coverages based on the balance of its servicing portfolio.

As a result of the acquisition of Doral Federal, the Company became legally a savings and loan holding company ("SLHC") subject to the restrictions and requirements of the Home Owners' Loan Act of 1933, as amended (the "HOLA"). As SLHC, the Company was registered with the Director of the Office of Thrift Supervision (the "OTS") and is subject to various requirements of the HOLA, including examination, supervision and reporting requirements. Federal law and OTS regulations place certain limits on the types of activities in which an SLHC and its subsidiaries may engage. However, in general, these restrictions do not apply to a holding company that controls only one savings and loan association, provided such association meets the "qualified thrift lender" test which generally requires the association to have 65% of its portfolio assets in "qualified thrift investments." For Puerto Rico based institutions, these investments include, among other things, home mortgages, mortgage-backed securities, and personal loans. Doral Federal is also subject to certain regulatory capital requirements.

The Company is in compliance with these regulatory requirements.

NOTE 5 - MORTGAGE LOANS HELD FOR SALE:

Mortgage loans held for sale consist of:

                                                                               December 31,
                                                                               ------------
                                                                      1995                      1994
                                                                      ----                      ----
Mortgage Loans:
  Conventional loans                                              $138,433,518              $194,208,574
  FHA/VA loans                                                     101,627,975                60,275,811
  Construction and commercial loans                                  5,422,762                 9,288,998
                                                                  ------------              ------------

                                                                  $245,484,255              $263,773,383
                                                                  ============              ============

At December 31, 1995, the aggregate amortized cost and approximate market value of these loans are as follows:

          Amortized         Gross unrealized               Gross unrealized           Approximate
            cost              holding gains                 holding losses           market value
            ----              -------------                 --------------           ------------
        $245,484,255            $4,158,015                   ($4,142,708)            $245,499,562
        ============            ==========                    ==========             ============

Proceeds from sales of mortgage loans held for sale and mortgage-backed securities held for trading during 1995 was approximately $725,236,000 (1994 - $774,313,000). Gross gains of $42,472,000 (1994 - $56,010,000) and gross losses of $27,362,000 (1994 - $41,452,000) were realized on those sales.

At December 31, 1995, construction and commercial loans include a loan of approximately $1,250,000 on which the accrual of interest income had been discontinued. The Company is contractually entitled to transfer this loan to a non-related financial institution on a non-recourse basis. If this loan had been accruing interest, additional interest income would have been realized of about $125,000.

NOTE 6 - MORTGAGE-BACKED SECURITIES HELD FOR TRADING:

Mortgage-backed securities held for trading consist of:

                                                                               December 31,
                                                                               ------------
                                                                      1995                      1994
                                                                      ----                      ----
Mortgage-backed securities:
  CMO certificates                                                $157,535,436              $158,252,188
  GNMA                                                             242,327,525               152,494,112
  FHLMC                                                              7,091,819                 7,217,040
  FNMA                                                                 986,715                 1,240,234
                                                                  ------------              ------------

                                                                  $407,941,495              $319,203,574
                                                                  ============              ============

CMO certificates include the following:

                                                                               December 31,
                                                                               ------------
                                                                      1995                      1994
                                                                      ----                      ----
Certificates of other issuers                                     $135,572,829              $137,824,467
Residual certificates, CMO's
   established by the Company                                       13,136,055                 9,355,934
Subordinated certificates, CMO's
   established by the Company                                        8,826,552                11,071,787
                                                                  ------------              ------------

                                                                  $157,535,436              $158,252,188
                                                                  ============              ============

At December 31, 1995, CMO certificates include approximately $14,094,000 of interest only certificates.

Net unrealized holding gains on trading securities included in earnings for the year ended December 31, 1995 amounted to approximately $4,864,000 (1994 - Net unrealized holdings losses of $1,485,000).

The Insurance and Indemnity Agreements (the "Agreements") covering certain financial guaranty insurance policies that insure the payment of senior certificates issued by CMO grantors trusts established by the Company, provide, among other things, that the Company cannot sell, transfer or pledge the residual certificates issued by the trusts (amounting to approximately $5,700,000) without the insurance company approval because the residual certificates are pledged as collateral to the insurance company.

NOTE 7:  SECURITIES HELD TO MATURITY:

Securities held to maturity consists of:

                                                                        December 31,
                                                                        ------------
                                                           1995                              1994
                                                           ----                              ----

                                                Amortized           Fair          Amortized          Fair
                                                   cost            Value             cost           Value
                                                   ----            -----             ----           -----
Mortgage backed securities:
  CMO certificates of other issuers            $59,248,183      $59,520,647      $42,052,074     $42,175,115
  GNMA                                          10,744,705       10,918,536            -               -
  FHLMC                                             -                -             4,600,372       4,469,976
  FNMA                                              -                -             7,747,202       7,308,743
Debt securities:
  Federal Home Loan Bank Notes                   4,999,354        4,995,300        9,972,150       9,712,450
  U.S. Treasury Notes                            1,997,436        2,001,880        1,984,296       1,949,360
  U.S. Treasury Bills                               63,075           63,360           -                -
Other investments:
  Mortgage notes receivables                       892,672          892,672          448,332         448,332
                                               -----------      -----------      -----------     -----------

                                               $77,945,425      $78,392,395      $66,804,426     $66,063,976
                                               ===========      ===========      ===========     ===========

Management has the intent to hold these securities and believes it has the ability to hold them to maturity by obtaining continuing financing under its existing credit facilities. In addition, part of the above securities are held by Doral Federal which has the ability to finance these securities with deposits, advances from Federal Home Loan Bank of N.Y. and other long-term funding sources.

At December 31, 1995, CMO certificates include approximately $4,800,000 of interest only certificates.

At December 31, 1995, held to maturity securities include approximately $2,500,000 pledged to secure public funds deposited in Doral Federal.

Contractual maturities of securities held to maturity at December 31, 1995 are as follows:

                                                                              MBS              Debt securities
                                                                              ---              ---------------
Within one year                                                                -                  $7,952,537
After 1 year through five years                                           $12,487,500                  -
After 5 years through 10 years                                             12,483,350                  -
After 10 years                                                             45,022,038                  -
                                                                          -----------             ----------

                                                                          $69,992,888             $7,952,537
                                                                          ===========             ==========

Aggregate gross unrealized holding gains and losses are as follows:

                                                                                December 31,
                                                                                ------------
                                                           1995            1994              1995           1994
                                                           ----            ----              ----           ----

                                                                    MBS                         Debt securities
                                                                    ---                         ---------------
Gross unrealized holding gains                           $480,644        $397,026           $4,730        $   -
                                                         ========        ========           ======        ========

Gross unrealized holding losses                          $ 34,350        $842,839           $4,054        $294,637
                                                         ========        ========           ======        ========

NOTE 8 - SECURITIES AVAILABLE FOR SALE:

At December 31, 1995, securities available for sale consists of:

                                                       Fair Value                          Amortized Cost
                                                       -----------                         --------------
FNMA                                                   $ 7,132,358                           $ 7,164,471
FHLMC                                                    4,381,228                             4,413,676
GNMA                                                     3,065,411                             2,991,994
                                                       -----------                           -----------

                                                       $14,578,997                           $14,570,141
                                                       ===========                           ===========

Aggregate gross unrealized holding gains and losses are as follows:

Gross unrealized holding gains                                                                   $95,406
                                                                                                 =======

Gross unrealized holding losses                                                                  $86,550
                                                                                                 =======

The contractual maturity of the securities available for sale at December 31, 1995 is over ten years.

There were no sales of such securities during the year ended December 31, 1995.

NOTE 9 - LOANS RECEIVABLE:

Loans receivable consist of:

                                                                             1995               1994
                                                                             ----               ----
Construction loans                                                       $ 2,637,523        $ 1,060,528
Residential mortgage loans                                                29,480,931         23,292,969
Commercial real estate                                                     9,204,612          2,044,120
Consumers - secured by mortgage                                            7,361,606          6,283,092
Consumers - other                                                            323,744          1,008,704
Loans on savings deposits                                                  1,939,912            956,212
Commercial                                                                   698,367            392,940
Leases                                                                         3,283             27,727
Land secured                                                                 330,345            183,896
                                                                         -----------        -----------
      Gross loans                                                         51,980,323         35,250,188
                                                                         -----------        -----------
Less:
  Unearned interest and deferred loan fees                                  (382,894)           (13,204)
  Reserve for loan losses                                                   (242,171)          (428,046)
                                                                         -----------        -----------
                                                                            (625,065)          (441,250)
                                                                         -----------        -----------
      Total loans                                                        $51,355,258        $34,808,938
                                                                         ===========        ===========

As of December 31, 1995, Doral Federal had loans amounting to approximately $949,000 on which the accrual of interest income had been discontinued. If these loans had been accruing interest, the additional interest income realized would have been approximately $86,000.

Doral Federal originates adjustable and fixed interest rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to various market indexes. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Federal pays on the short-term deposits that have primarily funded these loans. At December 31, 1995, the composition of loans receivable was as follows:


                  Fixed rates                                                 Adjustable rates
                  -----------                                                 ----------------
      Term to                           Book                     Term to date  of                   Book
     maturity                          value                      rate adjustment                   value
     --------                          -----                      ---------------                   -----
1 month - 1 year                    $ 1,985,637                  1 month - 1 year                $3,527,605
1 year - 3 years                      1,590,101                  Non performing                      82,475
3 years - 5 years                     4,616,212                                                  ----------
5 years - 10 years                   11,744,621
10 years - 20 years                  15,487,877                                                  $3,610,080
More than 20 years                   12,078,938                                                  ==========
Non performing                          866,857
                                    -----------

                                    $48,370,243
                                    ===========

NOTE 10 - ALLOWANCES FOR LOSSES:

The changes in the allowances for losses were as follows:

                                                                     Year ended December 31,
                                                                     -----------------------
                                                          1995                 1994               1993
                                                          ----                 ----               ----
Accounts receivable and mortgage
 servicing advances:
  Balance at beginning of period                       $1,563,701           $1,446,563         $1,283,925
  Provision for losses                                    242,000              132,000            889,500
  Losses charged to the allowance                           -                  (14,862)          (726,862)
                                                       ----------           ----------         ----------

  Balance at end of period                             $1,805,701           $1,563,701         $1,446,563
                                                       ==========           ==========         ==========

Real estate held for sale:
  Balance at beginning of period                       $  356,035           $  525,000         $  400,000
  Provision for losses                                      -                    -                100,000
  Losses charged to the allowance                           -                 (168,965)             -
  Other                                                     -                    -                 25,000
                                                       ----------           ----------         ----------

  Balance at end of period                             $  356,035           $  356,035         $  525,000
                                                       ==========           ==========         ==========

Reserve for bank loan losses:
  Balance at beginning of period                       $  428,046           $  234,200         $  516,200
  Provision for loan losses                               110,000              167,523             23,000
  Recoveries                                                6,810               26,323              -
  Losses charged to the allowance                        (302,685)               -               (305,000)
                                                       ----------           ----------         ----------

  Balance at end of period                             $  242,171           $  428,046         $  234,200
                                                       ==========           ==========         ==========

NOTE 11 - EXCESS SERVICING FEES RECEIVABLE:

The changes in excess servicing fees receivable are shown below:

                                                                    Year ended December 31,
                                                                    -----------------------
                                                          1995                 1994               1993
                                                          ----                 ----               ----
Balance at beginning of period                        $ 8,756,589           $3,463,945         $  521,591
Additions                                               2,638,790            5,859,312          3,103,139
  Amortization
    Scheduled                                            (988,082)            (566,668)          (160,785)
    Unscheduled                                             -                    -                  -
                                                      -----------           ----------         ----------
Balance at end of period                              $10,407,297           $8,756,589         $3,463,945
                                                      ===========           ==========         ==========

There was no impairment of excess servicing fees receivable during any of the above periods.

NOTE 12 - PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

Property, leasehold improvements and equipment consist of:

                                                                                 December 31,
                                                                                 ------------
                                                                         1995                    1994
                                                                         ----                    ----
Office furniture and equipment                                       $ 6,076,902             $ 5,984,310
Leasehold improvements                                                 4,634,187               4,243,689
Automobiles                                                              262,428                 287,211
Real estate under rental agreements                                       73,660                  73,660
Office building                                                          413,982                 406,815
                                                                     -----------             -----------
                                                                      11,461,159              10,995,685
  Less - Accumulated depreciation
  ----
   and amortization                                                   (4,956,434)             (3,528,705)
                                                                     -----------             -----------
                                                                     $ 6,504,725             $ 7,466,980
                                                                     ===========             ===========

NOTE 13 - MORTGAGE SERVICING RIGHTS:

The changes in mortgage servicing rights are shown below:

                                                                    Year ended December 31,
                                                                    -----------------------
                                                          1995                 1994               1993
                                                          ----                 ----               ----
Balance at beginning of period                        $ 3,543,032           $3,994,788         $4,416,955
Capitalization of rights                                7,901,308              581,130             69,833
Rights sold                                               (24,052)            (302,827)             -
Rights purchased                                          305,831                -                  -
Impairments                                                 -                    -                  -
Amortization:
  Scheduled                                              (562,054)            (730,059)          (492,000)
  Unscheduled                                               -                    -                  -
                                                      -----------           ----------         ----------

Balance at end of period                              $11,164,065           $3,543,032         $3,994,788
                                                      ===========           ==========         ==========

Acquisitions in 1993 include $54,980 of mortgage servicing rights related to the acquisition of Doral Federal. The Company's servicing portfolio amounted to approximately $2,668,000,000 and $2,644,000,000 at December 31, 1995 and
1994, respectively, including $85,170,000 and $112,000,000 respectively, of loans sold with recourse which are not government guaranteed or insured.

During the years ended December 31, 1995, 1994 and 1993, the Company sold rights to service loans, amounting to approximately $310,000,000, $202,000,000 and $198,700,000, respectively. During the year ended December 31, 1995, the Company purchased rights to service loans amounting to approximately $40,000,000. No mortgage servicing rights were purchased in 1994 and 1993.

The carrying amount of mortgage servicing rights approximates its fair value.

NOTE 14 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

Accounts payable and other liabilities consist of the following:

                                                                                 December 31,
                                                                                 ------------
                                                                        1995                      1994
                                                                        ----                      ----
Amounts retained on mortgage loans,
 generally paid within 5 days                                       $ 3,516,973               $ 3,044,286
Customer mortgages and closing
 expenses payable                                                     1,756,931                 1,235,655
Deferred compensation plan                                            1,982,142                 2,416,948
Incentive compensation payable                                        2,162,867                 3,302,446
Accrued expenses and other payables                                   7,957,291                 7,793,309
                                                                    -----------               -----------

                                                                    $17,376,204               $17,792,644
                                                                    ===========               ===========

NOTE 15 - LOANS PAYABLE:

At December 31, 1995 and 1994, the Company had several mortgage warehousing lines of credit and gestation or presale facilities totaling $525,000,000 and $367,000,000, respectively. Advances under these facilities are secured by loans held for inclusion in GNMA, FNMA and FHLMC pools or for sale to financial investors.

Loans payable consist of the following:

                                                                                    December 31,
                                                                                    ------------
                                                                            1995                    1994
                                                                            ----                    ----
Loans payable resulting from use of warehousing lines
of credit and gestation or presale facilities.  At various
variable rates averaging 6.77% and 7.17% at December 31, 1995
and 1994, respectively, and other financing arrangements.               $171,616,950            $265,705,957

Amount payable in connection with securities previously sold under put arrangement, due January 1996, at 7.5%, collaterized
by GNMA mortgage-backed securities                                        41,000,000                  -

Securities sold not yet purchased ($19,962,047 at 7.5% and
$2,127,500 at variable rates - 5.5% - at December 31, 1995),
due dates ranging from December 1996 to August 2000.                      22,089,547                  -
                                                                        ------------            ------------

                                                                        $234,706,497            $265,705,957
                                                                        ============            ============

Maximum borrowings outstanding at any month-end during 1995 and 1994 were $280,000,000 and $283,000,000, respectively. The approximate average outstanding borrowings during the periods were $223,000,000 and $149,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis, was 7.15% in 1995 and 5.70% in 1994.

On June 30, 1995, FFCC entered into a Syndicated Credit Agreement (the "Syndicated Credit Agreement") with six banks providing for three credit facilities totaling up to $125 million. The credit facilities were structured by Bankers Trust Company, as administrative and syndicate agent. The three facilities include: (i) a $100 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities; (ii) a $7 million secured one-year revolving credit facility to provide financing for receivables and working capital needs; and (iii) a $18 million five-year senior secured term loan, secured with a portion of the Company's servicing portfolio, to finance the acquisition of additional servicing rights and general working capital purposes. The amounts available under the Syndicate Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility, receivables relating to servicing advances and real estate owned for the second facility and mortgage servicing rights for the third facility. Loans payable include advances from the warehousing credit facility. Advances from the other two facilities are included in notes payable. The existing warehousing credit facilities, the Syndicated Credit Agreement and other financing arrangements require the Company to maintain certain capital ratios and to comply with other requirements. At December 31, 1995, the Company was in compliance with these requirements. At December 31, 1995 the scheduled aggregate annual maturities of loans payable were approximately as follows:

                           Year ending December 31,
                           ------------------------
                                     1996                                         $222,596,297
                                     1997                                            9,982,700
                                     2000                                            2,127,500
                                                                                  ------------
                                                                                  $234,706,497
                                                                                  ============

NOTE 16 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The Company sells mortgage-backed securities and mortgage loans under agreements to repurchase. At December 31, 1995 and 1994, the Company had several repurchase agreement lines of credit, totaling $617,000,000 and $560,000,000, respectively. At December 31, 1995 and 1994, the Company had a liability of $363,728,000 and $303,730,017, respectively, relating to such agreements at interest rates ranging from 5.09% to 6.95% in 1995 and 3.77% to 6.75% in 1994. These agreements mature at various dates as follows: December 31, 1995:

                                                                                        Approximate market
                                                        Repurchase                       and book value of
Type of security                                         liability                     underlying securities
- ----------------                                         ---------                     ---------------------
  GNMA  (1)                                            $143,475,000                         $152,157,723
  FHLMC (1)                                               6,917,000                            7,091,819
  FNMA (1)                                                1,001,000                              986,515
  CMO Certificates (1)                                  126,630,000                          148,223,489
                                                       ------------                         ------------

                                                        278,023,000                          308,459,546
                                                       ------------                         ------------

  GNMA (2)                                               39,998,000                           42,541,205
  CMO Certificates (2)                                   25,554,000                           29,707,699
                                                      -------------                        -------------

                                                         65,552,000                           72,248,904
                                                      -------------                        -------------

  GNMA (3)                                                5,014,000                            5,708,786
                                                      -------------                        -------------

  CMO Certificates (4)                                   15,139,000                           17,767,400
                                                      -------------                        -------------

                                                       $363,728,000                         $404,184,636
                                                       ============                         ============

December 31, 1994:

                                                                                        Approximate market
                                                        Repurchase                       and book value of
Type of security                                         liability                      underlying securities
- ----------------                                         ---------                      ---------------------
  GNMA  (1)                                            $ 90,648,904                         $ 98,448,093
  FHLMC (1)                                               4,360,352                            4,995,961
  CMO Certificates (1)                                  144,785,836                          166,578,950
                                                       ------------                         ------------

                                                        239,795,092                          270,023,004
                                                       ------------                         ------------

  GNMA (2)                                                9,399,101                           10,461,432
  CMO Certificates (2)                                   14,662,910                           16,719,287
                                                       ------------                         ------------

                                                         24,062,011                           27,180,719
                                                       ------------                         ------------

  GNMA (5)                                               37,058,246                           42,735,912
  FHLMC (5)                                                 979,260                            1,240,234
  FNMA (5)                                                1,835,408                            2,221,079
                                                       ------------                         ------------

                                                         39,872,914                           46,197,225
                                                       ------------                         ------------

                                                       $303,730,017                         $343,400,948
                                                       ============                         ============

(1) Term up to 30 days
(2) Term over 30 days to 120 days
(3) Term over 120 days to 1 year
(4) Term between 3 to 5 years
(5) Term between 5 to 8 years

Maximum borrowings outstanding at any month-end during 1995 and 1994 under the agreements to repurchase were $389,000,000 and $353,000,000, respectively. The approximate average borrowings outstanding during the periods were $368,000,000 and $302,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis was 5.90% in 1995 and 4.33% in 1994.

At December 31, 1995, securities sold under agreements to repurchase are classified by dealer as follows:

                                                                                           Approximate
                                                                                         Market value of
                                                     Balance of borrowing             underlying securities
                                                     --------------------             ----------------------
Lehman Brothers Puerto Rico, Inc.                        $ 78,762,000                      $ 88,308,589
BP Capital Markets, Inc.                                  129,545,000                       146,783,397
PaineWebber, Inc. of Puerto Rico                           48,009,000                        53,632,665
Merrill Lynch Government Securities
   of Puerto Rico, SA                                      46,706,000                        49,291,901
Bear Stearns Securities Corp.                              31,235,000                        32,655,279
Bankers Trust Caribe Capital Markets, Inc.                 29,471,000                        33,512,805
                                                         ------------                      ------------
          Total                                          $363,728,000                      $404,184,636
                                                         ============                      ============

NOTE 17 - NOTES PAYABLE:
Notes payable consist of the following:

                                                                                     December 31,
                                                                                     ------------
                                                                             1995                    1994
                                                                             ----                    ----
Demand note payable at 9% interest, collateralized
by CMO certificates                                                      $ 1,000,000             $ 3,250,000

Unsecured medium term notes, payable at interest
rates ranging from 9.50% to 13.63%, due
December 31, 1996                                                          1,590,000               3,170,000

Unsecured notes payable at 9% interest rate, final
payment dates ranging from August, 1996 to
September 1998.                                                            5,915,480               6,095,480

Note payable to bank, collateralized by CMO certificates,
at 8.50% interest rate and due on October 16, 1996.                        9,776,676                  -

Term-notes payable to private investors, collateralized by stand-by letters of credit issued by the Federal Home
Loan Bank of New York:

     at 5.55% maturing on October 13, 2000                                 8,100,000                  -

     at variable rate (5.00% at December 31, 1995)
     maturing on November 17, 2000                                         5,000,000                  -

     at 5.23% maturing on November 27, 2000                                5,000,000                  -

Loan payable to Bank, collateralized by mortgage
servicing rights held by the Company, at variable rate
(8.125% at December 31, 1995) maturing on June 30, 2000.                  15,300,000                  -

Due to Bank                                                                   -                    4,540,000
                                                                         -----------             -----------
                                                                         $51,682,156             $17,055,480
                                                                         ===========             ===========

At December 31, 1995, the scheduled aggregate annual maturities of notes payable were approximately as follows:

                           Year ending December 31,
                           ------------------------
                                     1996                                          $15,307,156
                                     1997                                            2,190,000
                                     1998                                              785,000
                                     2000                                           33,400,000
                                                                                   -----------

                                                                                   $51,682,156
                                                                                   ===========


NOTE 18 - CONVERTIBLE SUBORDINATED DEBENTURES:

The Company entered into a Debenture Purchase Agreement (the "Debenture Agreement") with BanPonce Corporation ("BanPonce"), providing for the issuance and sale to BanPonce of up to $10 million of the Company's 8.25% Convertible Subordinated Debentures due January 1, 2006 (the "Subordinated Convertible Debentures"). The Subordinated Convertible Debentures are convertible into shares of common stock of the Company at a conversion price of $17.50 per share, subject to adjustments in certain events. Approximately $6.6 million and $3.4 million of Subordinated Convertible Debentures were issued on September 25 and December 22, 1995, respectively. The Subordinated Convertible Debentures are subordinated to all existing and future senior debt of the Company (as defined in the Debenture Agreement). Under the Debenture Agreement, BanPonce has the right to acquire up to 200,000 additional shares of the Company's common stock at a price of $17.50 per share (subject to adjustment in certain events) to the extent that its investment in the Company is reduced below 5% on a fully-diluted basis. Such right to acquire the additional shares expires on June 30, 1999 and is subject to termination upon the occurrence of certain corporate events involving the acquisition of the Company.

NOTE 19 - DEPOSIT ACCOUNTS:

At December 31, deposits and their weighted average interest rates are summarized as follows:

                                                    1995                                 1994
                                         ------------------------             --------------------------
                                            Amount            %                  Amount              %
                                            ------            -                  ------              -
Regular savings                          $10,271,981         3.68             $ 5,621,092           2.99
NOW accounts                               2,046,765         3.35               2,788,200           3.14
Non interest-bearing deposits             31,094,992          -                23,774,402            -
Certificates of deposit                   52,326,703         6.12              34,287,417           5.56
                                         -----------         ----             -----------           ----
                                         $95,740,441         3.20             $66,471,111           2.73
                                         ===========         ====             ===========           ====

At December 31, 1995 certificates of deposit over $100,000 in the aggregate amounted to $12,253,574. A summary of certificates of deposit by maturity as of December 31 follows:

                                                         1995                                1994
                                                         ----                                ----
         Within one year                             $40,465,351                         $10,591,820
         One to three years                            5,252,095                          18,853,486
         Three and thereafter                          6,609,257                           4,842,111
                                                     -----------                         -----------

                                                     $52,326,703                         $34,287,417
                                                     ===========                         ===========

A summary of certificates of deposit by interest rate at December 31, 1995 follows:

                     Rate                                                        Amount
                     ----                                                        ------
             2.9% or less                                                     $    16,323
             From 3.00% to 3.99%                                                    5,000
             From 4.00% to 4.99%                                                1,443,679
             From 5.00% to 5.99%                                               22,095,190
             From 6.00% to 6.99%                                               19,595,638
             From 7.00% to 7.99%                                                9,080,873
             From 8.00% to 8.99%                                                   90,000
                                                                              -----------

                   Total                                                      $52,326,703
                                                                              ===========

At December 31, 1995, Doral Federal has deposits from officers, directors, employees and major stockholders of the Company amounting to approximately $1,100,000 (1994 - $1,400,000).

The Company as a servicer of loans is required to maintain certain balances on behalf of the borrowers, called escrow funds. At December 31, 1995, escrow funds amounted to approximately $35,377,000 (1994 - $32,125,000), of which $27,430,000 were deposited with Doral Federal (1994 - $21,132,000). The remaining escrow funds, $7,947,000 (1994- $10,993,000), were deposited with other banks and therefore excluded from the Company's assets and liabilities.

NOTE 20 - ADVANCES FROM THE FEDERAL HOME LOAN BANK:

At December 31, 1995, advances from the Federal Home Loan Bank of New York ("FHLB") consist of the following:

                  7.76% due on August 21, 1996                        $   407,111
                  6.307% due on July 21, 2000                           5,000,000
                  6.445% due on July 17, 2002                           5,000,000
                                                                      -----------

                  Total                                               $10,407,111
                                                                      ===========

At December 31, 1995, the Company had qualified collateral, in the form of first mortgage notes and mortgage-backed securities with a carrying value of $38,462,085 which were pledged to secure advances from the FHLB and stand-by letters of credit issued by the FHLB as collateral for the term-notes.

NOTE 21 - INCOME TAXES:

Under the provisions of Law No. 38 of May 20, 1983, the Company is exempt from the payment of Puerto Rico income taxes on the interest earned on mortgages on residential properties located in Puerto Rico which were executed after June 30, 1983, and are insured or guaranteed pursuant to the provisions of the National Housing Act of June 27, 1934, as amended, and pursuant to the Provisions of the Servicemen's Readjustment Act of 1944, as amended. As a result, net interest income has generally represented a greater proportion of the Company's total net income than that of a typical non-Puerto Rican mortgage banking institution. The Company holds exempt loans and mortgage-backed securities for periods of time prior to sale in order to maximize the tax exempt interest produced by these securities and loans.

Doral Federal, as a federally chartered financial institution operating in Puerto Rico, is subject to U.S. Federal income taxes. Doral Federal has filed an election under Section 936 of the U.S. Internal Revenue Code, whereby a possession tax credit is allowed for part of the federal income taxes attributable to income from operations in Puerto Rico. The mortgage banking operation of the Company conducted through Puerto Rico corporations are not subject to United States income tax for business carried out in Puerto Rico. Substantially all of the Company's mortgage banking operations are conducted in Puerto Rico, therefore, the amount of U.S. income taxes with respect to such operations is not significant.

Consolidated tax returns are not permitted under the Puerto Rico Income Tax Law, therefore, income tax returns are filed individually by each Company.

The provision for income taxes differs from amounts computed by applying the applicable Puerto Rico statutory tax rate to income before taxes. A reconciliation of the difference follows:

                                                             Year ended December 31,
                                                             -----------------------
                                             1995                       1994                     1993
                                             ----                       ----                     ----

Income before income taxes               $22,060,517                $20,840,112              $30,921,245
                                         ===========                ===========              ===========

                                              % of pretax               % of pretax               % of pretax
                                    Amount      income        Amount      income       Amount        income
                                    ------      ------        ------      ------       ------        ------
Tax at statutory rates           $ 9,265,417      42.0      $8,752,847      42.0    $12,986,923        42.0
Tax effect of exempt interest
      income - net                (4,590,485)    (20.8)     (5,435,541)    (26.1)    (2,717,262)       (8.8)
Tax effect of capital gains                                   (510,588)     (2.5)      (471,920)       (1.5)
Tax effect of amortization of
 goodwill, other non-deductible
 expenses and other                 (281,246)     (1.3)        602,877       2.9        745,856         2.4
Tax effect of shares issued
 under employment contracts       (1,893,473)     (8.6)                                (941,916)       (3.1)
                                 -----------      ----      ----------      ----    -----------        ----

Provision for income taxes       $ 2,500,213      11.3      $3,409,595      16.3    $ 9,601,681        31.0
                                 ===========      ====      ==========      ====    ===========        ====

At December 31, the components of the net deferred tax liability are:

                                                               1995                              1994
                                                               ----                              ----
        Deferred tax liabilities resulting from:
            Untaxed income                                 ($6,460,876)                      ($3,700,899)
            Deferred costs                                  (1,986,637)                       (2,139,000)
                                                           -----------                       -----------

                                                            (8,447,513)                       (5,839,899)
                                                           -----------                       -----------

        Deferred tax assets:
            Unrealized losses                                1,108,105                         1,266,000
            Deferred income                                  1,539,361                             -
            Net operating loss                                 922,979                           797,000
                                                           -----------                       -----------

                                                             3,570,445                         2,063,000
                                                           -----------                       -----------

        Net deferred tax liability                         ($4,877,068)                      ($3,776,899)
                                                           ===========                       ===========

Deferred income tax expense for the year ended December 31, 1994 amounted to $1,316,899 of which $436,899 is presented as current and $880,000 is shown as part of the cumulative effect of change in accounting principle.

At December 31, 1995 Doral had net operating losses available to offset future taxable Puerto Rico source income amounting to approximately $2,365,000 expiring in 2001.

NOTE 22 - RELATED PARTY TRANSACTIONS:

Mortgage loans held for sale include approximately $460,000 of loans to various officers of the Company at prevailing interest rates (1994 - $280,000).

The Company paid a computer service bureau, in which it holds a 33% interest, $860,000, $726,000 and $617,000 for services rendered during the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, the Company's equity in this service bureau was not significant.

The Company has a 15% interest in a real estate partnership amounting to approximately $135,000 and which is carried at cost because of its lack of materiality. At December 31, 1995 and 1994, mortgage-backed securities and investments held to maturity include approximately $890,000 and $450,000, respectively due from the Partnership. In addition, at December 31, 1995 and 1994, accounts receivable includes approximately $480,000 and $510,000, respectively, due from the Partnership.

NOTE 23 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 1995, commitments to extend credit to individuals for residential mortgages amounted to approximately $14 million and commitments to sell mortgage-backed securities and loans amounted to approximately $44 million. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. A geographic concentration exists within the Company's mortgage loans portfolio since most of the Company's business activity is with customers located in Puerto Rico.

The Company controls the credit risk of its future contracts through credit approvals, limits and monitoring procedures. Options on future contracts confer the right from sellers to buyer to take a future position at a stated price. Risks arise from the possible inability of counterparts to meet the terms of their contracts and from movements in securities values and interest rates. Collateral for securities purchased under agreements to resell is kept by the seller under custody agreements. Collateral for securities sold under agreements to repurchase is kept by the purchaser.

NOTE 24 - PENSION AND COMPENSATION PLANS:

The Company has a noncontributory target benefit pension plan ("the Plan"). The Plan generally covers all full time Company employees that have completed one year of service and have attained age 21.

Under the Plan, the Company contributes annually the funding amount which is projected to be necessary to fund the target benefit. The target benefit is based on years of service and the employees' compensation, as defined in the Plan. The Company has the right to terminate the Plan at any time. Upon termination, all amounts credited to the participants' accounts will become 100% vested.

Contributions to the Plan during the years ended December 31, 1995, 1994 and 1993 amounted to approximately $640,000, $700,000 and $503,000, respectively. Plan assets consist principally of mortgage loans and mortgage-backed securities.

The Company has unfunded deferred incentive compensation arrangements (the "Deferred Compensation") with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage banking activities, as defined, and is payable to participants after a five-year vesting period. The expense for the years ended December 31, 1995 and 1993 amounted to approximately $62,000 and $885,000, respectively. For the year ended December 31, 1994 there was no deferred compensation expense.

The Company also has incentive compensation arrangements with certain employees payable currently. The incentive payments are based on the amount of consolidated net income in excess of established return on stockholders' equity, as defined in the agreements and mortgage loans closed (1993). The expense under these arrangements for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $2,415,000, $2,721,000 and $7,866,000, respectively.

NOTE 25 - COMMITMENTS AND CONTINGENCIES:

The Company has several noncancellable operating leases for office facilities expiring through 2005. Total minimum rental commitments for leases in effect at December 31, 1995 are as follows:

                    Year                                                  Amount
                    ----                                                  ------
                    1996                                                $1,756,000
                    1997                                                 1,187,000
                    1998                                                   647,000
                    1999                                                   239,000
                    2000                                                   156,000
                    2001 and thereafter                                    394,000


Total rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $2,100,000, $2,000,000 and $1,445,000, respectively.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

From time to time the Company may sell mortgage-backed securities and mortgage loans with put options. At December 31, 1995, the amount outstanding under these arrangements amounted to approximately $25,000,000, expiring in July 1996. If the put option is exercised, the Company would have to buy back this amount at the original sale price, adjusted for prepayments. As part of its hedging program, the Company includes the risks associated with its put arrangements.

The Company has a commitment to sell approximately $40,000,000 of 5.5% GNMA mortgage-backed securities with a one-year put option.

Legislation has been proposed by the U.S. Congress that would, among other matters, recapitalize the FDIC Savings Association Insurance Fund (the "SAIF"). The proposed legislation provides for a one-time assessment to be imposed on all SAIF-insured deposits as of March 31, 1995, in order to recapitalize the SAIF and eliminate the disparity of insurance premiums with the Bank Insurance Fund (the "BIF"). Under such proposed legislation, the SAIF and the BIF would be merged effective January 1, 1998. The special assessment rate is anticipated to be between .70% to .90% of deposits and would be payable in early 1996. Based upon Doral Federal's deposits at March 31, 1995 and assuming a special assessment of .90%, Doral Federal's assessment would be approximately $861,000 on a pre-tax basis.

As part of the ongoing federal budget negotiations, various proposals have been made that provide for the repeal of Section 936 of the U.S. Internal Revenue Code ("Section 936"). While the final impact of any such proposals cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area. The repeal of Section 936 could also raise funding costs, reduce demand for mortgage loans and mortgage-backed securities in Puerto Rico and would likely increase the effective tax rate of Doral Federal. In recent years, the Company has taken steps to attempt to reduce any adverse impact from the repeal of Section 936 by diversifying its sources of funding and identifying additional investors for its mortgage products.

NOTE 26 - CAPITAL STOCKS AND PAID-IN CAPITAL:

The Company has a Restricted Stock Plan (the "Restricted Stock Plan") and a Stock Option Plan. The Restricted Stock Plan provides for the granting of up to 250,000 shares of common stock to selected officers at no cost. At December 31, 1995 and 1994, the number of shares awarded and issued under the Restricted Stock Plan was 177,806 shares, including 88,903 shares issued on December 10, 1993 as result of the stock split. The terms of the Restricted Stock Plan permit the imposition of restrictions ranging from one to five years on the sale or disposition of the shares issued. The Stock Option Plan provides for selected officers and key employees to purchase up to 300,000 shares of common stock at prices equal to the fair market value on date of grant. No options have been awarded.

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

The Company is prohibited under the Debenture Agreement mentioned in Note 18 from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), when an event of default under such agreement exist or, if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since June 1, 1995, exceed an amount defined in the Debenture Agreement. In addition, the Company cannot pay dividends if it fails to maintain specified minimum levels of net worth, net earnings to debt service and dividends ratios, and certain other financial ratios, specified under the Debenture Agreement, the Syndicated Credit Agreement mentioned in Note 15, and other financing agreements.

NOTE 27 - SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs. Pursuant to SFAS-91 direct loan origination costs are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Without the application of SFAS-91, employee costs and other expenses would have been as follows:

                                                                     Year ended December 31,
                                                                     -----------------------
                                                        1995                   1994                  1993
                                                        ----                   ----                  ----
Employee costs                                      $24,395,306            $28,537,321           $35,822,728
                                                    ===========            ===========           ===========
Other expenses                                      $12,042,064            $12,802,432           $12,824,650
                                                    ===========            ===========           ===========

Set forth below is a breakdown of direct loan origination costs that were capitalized as part of the carrying cost of mortgage loans inventory or offset against mortgage loan sales and fees.

                                                                   Year ended December 31,
                                                                   -----------------------
                                                        1995                  1994                1993
                                                        ----                  ----                ----
Offset against mortgage loan
 sales and fees                                     $16,398,038           $21,008,323         $29,220,886
Capitalized as part of loan inventory                 5,093,940             5,093,940           2,609,537
                                                    -----------           -----------         -----------
                                                    $21,491,978           $26,102,263         $31,830,423
                                                    ===========           ===========         ===========

NOTE 28 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

                                                             1995                              1994
                                                             ----                              ----
                                                  Carrying                          Carrying
                                                   amount         Fair value         amount        Fair value
                                                   ------         ----------         ------        ----------
                                                                         (In thousands)
Financial assets:
  Cash and cash equivalents                       $ 59,872         $ 59,872         $ 35,916        $ 35,916
  Mortgage loans held for sale                     245,484          245,500          263,773         264,652
  Mortgage-backed securities held for trading      407,941          407,941          319,204         319,204
  Securities held to maturity                       77,945           78,392           66,804          66,064
  Securities available for sale                     14,579           14,579             -               -
  Loans receivable                                  51,355           51,355           34,809          34,809
  Accounts receivable and mortgage servicing
   advances                                          9,592            9,592            7,086           7,086
  Accrued interest receivable                        8,155            8,155            7,875           7,875
  Excess servicing fees receivable                  10,407           10,407            8,757           8,757
                                                  --------         --------         --------        --------

                                                  $885,330         $885,793         $744,224        $744,363
                                                  ========         ========         ========        ========

                                                             1995                              1994
                                                             ----                              ----
                                                  Carrying                          Carrying
                                                   amount         Fair value         amount        Fair value
                                                   ------         ----------         ------        ----------
                                                                         (In thousands)
Financial liabilities:
  Loans payable                                   $234,707         $234,707         $265,706        $265,706
  Securities sold under agreements to
   repurchase                                      363,728          363,728          303,730         303,730
  Deposit accounts                                  95,740           95,740           66,471          66,471
  Notes payable                                     51,682           51,682           17,055          17,055
  Advances from FHLB                                10,407           10,407              419             419
  Payables and accrued liabilities                  17,376           17,376           17,793          17,793
  Convertible Subordinated
   Debentures                                       10,000           10,000             -               -
  Income tax payable                                 5,265            5,265            6,349           6,349
                                                  --------         --------         --------        --------
                                                  $788,905         $788,905         $677,523        $677,523
                                                  ========         ========         ========        ========

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

Cash and cash equivalents: valued at the carrying amounts in the consolidated balance sheet. The carrying amounts are reasonable estimates of fair value due to the short period to maturity. This approach applies to cash and cash equivalents, accounts receivable and mortgage servicing advances, accrued interest receivables and the majority of short-term financial liabilities.

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

Mortgage loans held for sale, mortgage-backed securities held for trading, securities held to maturity and securities available-for-sale: valued at quoted market prices if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. In a few other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

Loans receivable: valued on the basis of estimated future principal and interest cash flows, discounted at various rates. Loan prepayments are assumed to occur at rates experienced in previous periods when interest rates were at levels similar to current levels, adjusted for any differences in interest rate outlook. Future cash flows for homogeneous categories of loans, such as residential mortgage loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. Quoted market prices for securities backed by similar loans, adjusted for different loan characteristics, are also used in estimating fair value.

Deposit accounts: for demand deposits and deposits with no defined maturities, fair value is taken to be the amount payable on demand at the reporting date. The fair values of fixed-maturity deposits, including certificates of deposit, is estimated using rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

Loans payable and securities sold under agreements to repurchase: The carrying amounts are reasonable estimates of fair values due to short period to maturity.

Notes payable, advances from FHLB and convertible subordinated debentures: The carrying amounts are reasonable estimates of fair values due to recent issuance date.

NOTE 29 - QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED):

Financial data showing results of the 1995 and 1994 quarters is presented below. These results are unaudited. In the opinion of management all adjustments necessary for a fair presentation have been included:

                                                                           Quarters
                                                     ----------------------------------------------------
                                                       1st           2nd              3rd           4th
                                                       ---           ---              ---           ---
                                                             (in thousands, except per share data)
1995
- ----

   Revenue                                           $20,710       $23,277          $23,365       $24,487
   Net income                                          3,430         6,137            4,928         5,065
   Net income per share:
      Primary                                            .47           .84              .68           .66
      Fully diluted                                      .45           .81              .65           .62


                                                                           Quarters
                                                     ----------------------------------------------------
                                                       1st           2nd              3rd           4th
                                                       ---           ---              ---           ---
                                                             (in thousands, except per share data)
1994
- ----

  Revenue                                            $15,074       $18,967          $17,864       $20,138
                                                     -------       -------          -------       -------
  Income before cumulative effect
   of change in accounting principle                   3,307         4,785            3,882         4,242
  Cumulative effect of change in
   accounting principle - adoption of
   SFAS 115, net of deferred taxes of $880             1,215          -                -             -
                                                     -------       -------          -------       -------

  Net income                                         $ 4,522       $ 4,785          $ 3,882       $ 4,242
                                                     =======       =======          =======       =======

  Net income per share:

    Primary:
      Income before cumulative effect
       of change in accounting principle             $   .47       $   .68          $   .54       $   .59
      Cumulative effect of change in
       accounting principle                              .18          -                -             -
                                                     -------       -------          -------       -------

                                                     $   .65       $   .68          $   .54       $   .59
                                                     =======       =======          =======       =======

    Fully diluted:
      Income before cumulative effect
       of change in accounting principle             $   .44       $   .63          $   .51       $   .56
      Cumulative effect of change in
       accounting principle                              .16          -                -             -
                                                     -------       -------          -------       -------

                                                     $   .60       $   .63          $   .51       $   .56
                                                     =======       =======          =======       =======

NOTE 30 - RISK MANAGEMENT ACTIVITIES:

The Company's principal objective in holding derivatives and certain other financial instruments is the management of interest rate risk arising out of its portfolio holdings and related borrowings. Risk management activities are aimed at optimizing realization on sales of mortgage loans and/or mortgage-backed securities and net interest income, given levels of interest rate risk consistent with the Company's business strategies.

Asset/liability risk management activities are conducted in the context of Company's sensitivity to interest rate changes. This sensitivity arises due to changes in the value of mortgage loans held for sale and mortgage-backed securities held for trading from the time such assets are originated to the time these are sold. In addition interest-bearing liabilities reprice more frequently than interest-earning assets and, therefore, the Company is affected by the interrelationships between long-term and short-term interest rates.

To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly, futures and options, as well as other types of contracts such as forward sales commitments.

As part of the interest rate risk management at December 31, 1995, the Company, as a purchaser, had unexpired options where it had the right to sell bonds and GNMA contracts for a notional amount of $450,000,000. It also has rights to buy bonds and GNMA contracts for a notional amount of $160,000,000. As a writer or seller of options, the Company had unexpired options where it had the obligations to sell bonds and GNMA contracts for a notional amount of $250,000,000, and obligations to buy bonds and GNMA contracts for a notional amount of $190,000,000. In addition, at December 31, 1995 the Company had approximately $44 million of forward commitments to sell mortgage-backed securities and loans.

Generally the options have expired without being exercised. During the years ended December 31, 1995, 1994 and 1993 net gains (net losses) from these transactions, designated as hedges, amounted to approximately ($5,400,000), $2,172,000, and ($1,367,000), respectively. These amounts are presented as part of mortgage loan sales and fees. At December 31, 1995, mortgage loans held for sale includes capitalized costs of unexpired options of approximately $2,300,000. At December 31, 1995, unrealized net losses on open positions related to unexpired options, including capitalized costs, amounted to approximately $2,700,000.

The credit risk of futures contracts is limited, due to daily cash settlement of the net change in value of open contracts with the exchange in which the instrument is traded. Forwards have a greater degree of credit risk, depending on the types of counterparts involved, as daily cash settlements are not required. Options are contracts that grant the purchaser, for a premium payment, the right to either purchase from or sell to the writer of the option a financial instrument at a specified price within a specified period of time or on a specified date.

The risk that counterparts to both derivative and cash instruments might default on their obligations is monitored on an ongoing basis. To manage the level of credit risk the Company deals with counterparts of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set off that provide for the net settlement of subject contracts with the same counterpart in the event of default.

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

The Company enters into rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal.

At December 31, 1995, the Company had outstanding an interest rate swap agreement with an investment banker to change the Company's interest rate exposure. The agreement is for a notional principal amount of $5,000,000 covering the Company's interest rate exposure of a $5,000,000 floating rate term-note. This agreement ends at the time the related obligation matures.
The interest rate to be received is 87% of the three-months LIBOR rate minus
 .125% (4.95% at December 31, 1995) and the interest rate to be paid is 4.92%. Non-performance by the counterparty will expose the Company to an interest rate risk.

                                EXHIBIT INDEX


Exhibit
Number                                Description
- ------                                -----------

 3.1         Certificate of Incorporation of FFCC, as currently in effect.(1)

 3.2         By-laws of FFCC, as amended as of January 30, 1996.(18)

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

 10.30       Loan Agreement between FFCC and Puerto Rico Island Rental Limited Dividend Partnership S.E., dated
             December 27, 1990.(4)

 10.32       Warehousing Loan Agreement dated September 8, 1995 between FFCC and Banco Santander Puerto
             Rico.(14)

 10.33       Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto Rico.(4)

 10.34       (a)  Repurchase Agreement, between FFCC and BP Capital Markets, Inc., dated November 10, 1995.
                  (18)
             (f)  Repurchase Agreement between FFCC and First Boston (Puerto Rico), Inc., dated November 28,
                  1989. (4)

Exhibit
Number                                     Description
- ------                                     -----------

            (k)  Master Repurchase Agreement between FFCC and PaineWebber, Inc.,  dated as of March 24,
                 1992.(5)

10.35       Employment Agreement dated August 29, 1995 between FFCC and Salomon Levis.(15)

10.36       Employment Agreement dated August 29, 1995 between FFCC and Zoila Levis.(15)

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

10.43       Employment Agreement dated August 29, 1995, between FFCC and Richard F. Bonini.(15)

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

10.49       Employment Agreement dated as of April 1, 1993 between FFCC and Luis Alvarado.(13)

10.50       Customer Agreement, dated March 9, 1993, between FFCC and Meridian Capital Markets Inc. relating to the execution of Forward Contracts.(6)

10.51       Master Repurchase Agreement, dated March 24, 1993, between FFCC and Bear Sterns Mortgage Capital
            Corporation.(7)

10.52       Amended and Restated Master Production Agreement, dated as of October 1, 1995, between FFCC, Doral
            Mortgage and Doral Federal, Master Production Agreement, dated as of October 1, 1995, between
            FFCC, Doral Mortgage and Doral Federal.(8)

10.53       Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(9)

10.54       Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between FFCC and Nomura Asset Capital Corporation.(13)

10.55       Purchase and Servicing Agreement, dated as of September 1, 1993, between FFCC and Meridian Capital markets, a Division of Meridian Bank.(13)

Exhibit
Number                                   Description
- ------                                   -----------

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

10.58       Swap Agreement dated December 7, 1994, between FFCC and David Levis.(14)

10.59       Demand Note dated December 9, 1994.(14)

10.60       Form of Medium Term Note, 1994 Series Puerto Rico-A.(14)

10.61       Credit Agreement, dated as of June 30, 1995, between FFCC, Doral
            Mortgage Corporation, the lenders party thereto and Bankers Trust
            Company, as Agent.(17)

10.62       Debenture Purchase Agreement dated as of September 25, 1995, and amended restated as of December
            15, 1995, between the Company and BanPonce Corporation (including the forms of Series A and Series
            Debentures.(15)

10.63       Financing Agreement dated October 10, 1995, between FFCC and Banco Santander together with related
            Assignment and Pledge Agreements.(16)

10.64       Master Servicing and Collection Agreement dated October 1, 1995, between FFCC and Doral Federal
            Savings Bank.(18)

10.65       Employment Agreement, dated as of February 20, 1996, between FFCC and Frederick C. Teed.(17)

21          List of FFCC's subsidiaries.(13)

27          Financial Data Schedule (Edgar version only).(18)

- --------------------
     (1) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-17224).

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

     (14) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (15) Incorporated herein by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1995.

     (16) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     (17) Incorporated herein by reference to the same exhibit number of the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 1995.

     (18) Filed herewith.

      (b) Reports on Form 8-K.

      (1) Current Report a Form 8-K ("Form 8-K"), dated September 22, 1995, reporting under Item 5 - "Other Items" an agreement in principle to enter into a Debenture Purchase Agreement with BanPonce Corporation.

      (2) Form 8-K, dated September 25, 1995, reporting under Item 5 - "Other Events", the execution of Debenture Purchase Agreement with BanPonce Corporation and issuance of approximately $6.6 million in convertible subordinated debentures thereunder.

      (3) Form 8-K, dated November 20, 1995, reporting under Item 5 - "Other Events", passage of the Seven-Year Balanced Budget Revenue Reconciliation Act of 1995, which provided for the repeal Section 936.

     (4) Form 8-K, dated December 22, 1995, reporting under Item 5 - "Other Events" execution of an Amended and Restated Debenture Purchase Agreement with BanPonce Corporation.