Form 10-Q
period 1996-03-31
FIRST FINANCIAL CARIBBEAN CORP
filed 1996-05-15
CIK 840889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


       For the transition period from _______________ to _________________

                         Commission file number 0-17224
                                                --------

                     First Financial Caribbean Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


          Puerto Rico                                  66-0312162
- -------------------------------                   --------------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                       identification
                                                        number)
  1159 F.D. Roosevelt Avenue,
         Puerto Nuevo
     San Juan, Puerto Rico                             00920-2998
- -------------------------------                   --------------------
     (Address of principal                             (Zip Code)
      executive offices)

Registrant's telephone number,
including area code                                  (809) 749-7100
                                                  --------------------
Former name, former address and
former fiscal year, if changed
       since last report                             Not Applicable
                                                  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X            No
                                ---              ---
Number of shares of Common Stock outstanding at March 31, 1996 - 9,019,192
                                                                 ----------

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                     INDEX
                                     ------


                         PART I - FINANCIAL INFORMATION


                                                                                                   PAGE
Item 1   -  Financial Statements
            --------------------

            Consolidated Balance Sheet as of March 31, 1996 and December 31, 1995  ................3

             Consolidated Statement of Income and Retained Earnings -
             Three month period ended March 31, 1996 and March 31, 1995 ...........................4

             Consolidated Statement of Cash Flows - Three-month period
             ended March 31, 1996 and March 31, 1995 ..............................................5

             Notes to Consolidated Financial Statements............................................6

Item 2   -  Management's Discussion and Analysis of Financial Condition and Results of Operations  7
            -------------------------------------------------------------------------------------


                          PART II - OTHER INFORMATION

Item 1   -  Legal Proceedings.....................................................................11
            ------------------

Item 2   -  Changes in Securities.................................................................11
            ---------------------

Item 3   -  Defaults Upon Senior Securities.......................................................11
            -------------------------------

Item 4   -  Submission of Matters to a Vote of Security Holders...................................12
            ---------------------------------------------------

Item 5   -  Other Information.....................................................................13
            -----------------

Item 6   -  Exhibits and Reports on Form 8-K......................................................13
            --------------------------------

SIGNATURES........................................................................................14

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
            (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)


                                                             March 31, 1996    December 31, 1995
                                                               (unaudited)         (audited)
                                                              --------------   -----------------
ASSETS
- ------
Cash and cash equivalents                                       $ 42,915           $ 59,872
Mortgage loans held for sale, net                                254,642            245,484
Mortgage-backed securities held for trading, net                 378,094            407,941
Securities held to maturity                                      101,803             77,945
Securities available for sale                                      7,714             14,579
Loans receivable, net                                             67,696             51,355
Accounts receivable and mortgage servicing advances, net          12,203              9,592
Accrued interest receivable                                        8,730              8,155
Mortgage servicing rights                                         13,744             11,164
Excess servicing fee receivable                                   12,640             10,407
Property, leasehold improvements and equipment, net                6,527              6,505
Cost in excess of fair value of net assets acquired                6,432              6,526
Real estate held for sale, net                                     2,268              2,085
Prepaid expenses and other assets                                  5,891              6,312
                                                                --------           --------
     Total assets                                               $921,299           $917,922
                                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Loans payable                                                   $193,560           $234,707
Securities sold under agreements to repurchase                   367,999            363,728
Deposit accounts                                                 121,184             95,740
Notes payable                                                     57,056             51,682
Advances from Federal Home Loan Bank                              15,404             10,407
Convertible Subordinated Debentures                               10,000             10,000
Accounts payable and other liabilities                            16,186             17,376
Income tax payable                                                    27                388
Deferred tax liability                                             5,637              4,877
                                                                --------           --------
     Total liabilities                                           787,053            788,905
                                                                --------           --------
Commitments and contingencies                                   --------           --------
Stockholders' equity:
     10.5% Cumulative Convertible Preferred Stock, Series A,
     $1.00 par value, 2,000,000 shares authorized; 46,386
     shares issued and outstanding (1994 - 108,397)
     (liquidating preference of $10 per share, aggregating
     $463,860                                                         46                108
     Common stock, $1.00 par value, 10,000,000 shares
     authorized; 9,033,192 shares issued and outstanding
     (1995 - 8,884,170)                                            9,033              8,884
     Paid-in capital                                              38,723             38,331
     Retained earnings                                            86,885             81,892
                                                                --------           --------
                                                                 134,687            129,215
     Unrealized (loss) gain on securities available for sale        (258)                 9
     Treasury stock at par value, 14,000 shares                      (14)               (14)
     Unearned compensation under employment contracts               (169)              (193)
                                                                --------           --------
     Total stockholders' equity                                  134,246            129,017
                                                                --------           --------
     Total liabilities and stockholders' equity                 $921,299           $917,922
                                                                ========           ========

         The accompanying notes are an integral part of this statement.

                    FIRST FINANCIAL CARIBBEAN CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             (In thousands of dollars, except for per share data)
                                  Unaudited


                                                          Quarter Ended
                                               -----------------------------------
                                                  March 31, 1996  March 31, 1995
                                                  --------------  --------------
Revenues:
   Mortgage loans sales and fees                         $ 6,883         $ 2,496
   Servicing income                                        2,751           2,690
   Interest income                                        16,247          15,374
   Rental and other income                                   154             150
                                                         -------         -------
                                                          26,035          20,710
                                                         -------         -------
Expenses:
   Interest                                               10,991           9,780
   Employee cost, net (See Note I)                         2,586           2,572
   Taxes, other than payroll and income taxes                246             236
   Maintenance                                               127             136
   Advertising                                               825             455
   Professional services                                     681             698
   Telephone                                                 471             411
   Rent                                                      531             503
   Other, net (See Note I)                                 2,026           1,962
                                                         -------         -------
                                                          18,484          16,753
                                                         -------         -------
Income before income taxes                                 7,551           3,957
Income taxes:
   Current                                                   437             ---
   Deferred                                                  760             527
                                                         -------         -------
                                                           1,197             527
                                                         -------         -------
Net income                                                 6,354           3,430
Retained earnings at beginning of period                  81,892          66,706
   Less cash dividends paid:
     Convertible preferred stock                              14              48
     Common stock                                          1,347             935
                                                         -------         -------
Retained earnings at end of period                       $86,885         $69,153
                                                         =======         =======
Earnings per share:

Primary:

   Net Income                                            $  0.71         $  0.47
                                                         =======         =======
Fully Diluted:

   Net Income                                            $  0.67         $  0.45
                                                         =======         =======

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)




                                                                                        Three-month Period Ended
                                                                                                March 31,
                                                                                            1996         1995
                                                                                        -----------  -----------
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................            $  6,354       $  3,430
                                                                                        ---------      --------
  Adjustments to reconcile net income to net cash used in operating activities:
    Amortization of excess servicing fee receivable............................              304            217
    Amortization of cost in excess of fair value of net assets acquired........               94             94
    Amortization of purchased mortgage servicing rights........................              224            228
    Depreciation and amortization..............................................              433            385
    Allowances for losses......................................................              138             78
    Origination and purchases of mortgage loans held for sale..................         (181,503)      (132,591)
    Principal repayment and sales of loans held for sale.......................          130,283         76,078
    Purchases of mortgage-backed securities held for trading...................          (46,576)       (41,964)
    Principal repayments and sales of mortgage-backed securities held for trading        118,485         78,875
    Principal repayments and sales of securities available for sale............            6,598            ---
    Increase in interest receivable............................................             (575)        (1,472)
    Decrease in loans payable..................................................          (41,147)       (37,012)
    Increase in interest payable...............................................              472            624
    Increase in securities sold under agreements to repurchase.................            4,271         57,067
    Decrease in payables and accrued liabilities...............................           (1,661)        (4,941)
    Decrease in income tax payable.............................................             (361)            ---
    Deferred tax provision.....................................................              760            527
    Amortization of unearned compensation under employment contracts...........               24             16
                                                                                        --------       --------
           Total adjustments...................................................           (9,737)        (3,791)
                                                                                        --------       --------
       Net cash used in operating activities...................................           (3,383)          (361)
                                                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage-backed securities and investments held to maturity.....          (24,043)           ---
  Principal repayments of investments held to maturity..........................             186            503
  Origination of loans receivable...............................................         (18,448)       (11,509)
  Principal repayments of loans receivable......................................           2,107          2,090
  Increase in accounts receivable and mortgage servicing advances...............          (2,750)        (3,378)
  Additions to excess servicing fee receivable..................................          (2,536)          (801)
  Purchase of property, leasehold improvements and equipment....................            (455)           (78)
  Additions to cost in excess of fair value of net assets acquired..............              ---           (62)
  Proceeds from disposal of real estate held for sale...........................             309            261
  Acquisition of real estate held for sale......................................            (493)          (310)
  Increase in mortgage servicing rights.........................................          (2,804)          (305)
  Decrease (increase) in other assets...........................................             420           (250)
                                                                                        --------       --------
     Net cash used by investing activities.....................................          (48,507)       (13,839)
                                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.....................................................              480            ---
  Increase in notes payable....................................................            5,373            ---
  Increase in deposits.........................................................           25,444         13,293
  Dividends declared and paid..................................................           (1,361)          (983)
  Increase (decrease) in advances from FHLB....................................            4,997             (3)
                                                                                        --------       --------
     Net cash provided by financing activities.................................           34,933         12,307
                                                                                        --------       --------
  Net decrease in cash and cash equivalents....................................          (16,957)        (1,893)
  Cash and cash equivalents at beginning of period.............................           59,872         35,916
                                                                                        --------       --------
  Cash and cash equivalents at end of period...................................         $ 42,915       $ 34,023
                                                                                        ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Noncash financing activities-conversion of preferred stock..................          $    620           $182
                                                                                        ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash used to pay interest...................................................          $ 10,519       $  9,156
  Cash used to pay income taxes...............................................          $    798            ---

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's 1995 Annual Report on Form 10-K, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the three-month period ended March 31, 1996 and 1995 were as follows:


                                    Three-month period ended
                                           March 31,
                                 -----------------------------
                                      1996             1995
                                      ----             ----
       Series A Preferred Stock    $0.2625          $0.2625
       Common Stock                $  0.15          $  0.13

d. At March 31, 1996, escrow funds include approximately $26.2 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $4.7 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. Certain reclassifications of prior year's data have been made to conform to 1996 classifications.

f. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:


                                    Three-month Period Ended
                              ---------------------------------------
                                 March 31, 1996  March 31, 1995
                                 --------------  ---------------

                  Primary          8,948,665       7,185,011
                  Fully diluted    9,674,876       7,576,964

g. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS-91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $7.6 million and $5.7 million, respectively, for the quarters ended March 31, 1996 and 1995, except for the application of SFAS-91. Other expenses would have been $3.5 million and $2.8 million, respectively, for the quarters ended March 31, 1996 and 1995, except for the application of SFAS-91.

   Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS-91.


                                           Three-month Period Ended
                                     -----------------------------------------
                                         March 31, 1996  March 31, 1995
                                         --------------  ---------------
                     Employee Costs          $5,021          $3,128
                     Other Costs              1,434             831
                                              -----           -----
                                             $6,455          $3,959
                                             =======         =======

h. On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), an amendment to SFAS No. 65. The Company elected to adopt this standard for its financial statement reporting in the second quarter of 1995. SFAS No. 122 prohibits retroactive application. Accordingly, the Company's financial statement reporting for the first quarter of 1995, was accounted for under the original SFAS No. 65 and such results are not directly comparable to the results for the quarter ended March 31, 1996 with respect to this specific matter.

   For the three-month period ended March 31, 1996, the Company realized additional net income of approximately $1 million as a result of the adoption of SFAS No. 122. If the Company had not adopted SFAS No. 122 in the second quarter of 1995, the Company would have reported a net income of approximately $5.4 million for the three-month period ended March 31, 1996. Earnings per common share would have been approximately $.59 and $.56 on a primary and fully-diluted basis, respectively, for the three-month period ended March 31, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit (secured by pledges of its loans and mortgage-backed securities in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on privately-placed financings and public offerings of preferred and common stock as well as senior and subordinate debt.

Total liabilities were approximately 5.86 and 6.12 times stockholders' equity at March 31, 1996 and December 31, 1995, respectively. The decreased leverage at March 31, 1996 reflects a net increase in stockholders equity of $5.2 million while liabilities remained slightly lower than in December 31, 1995.

The interim Consolidated Statement of Cash Flows reflect the working capital needs of the Company. Operating activities used approximately $3.4 million of net cash during the three-month period ended March 31, 1996, versus approximately $361,000 in the comparable period of 1995.
Originations for the first quarter of 1996 increased by 39% as compared to the 1995 first quarter resulting in an increase in the use of cash that was partially offset by increased sales of mortgage loans and mortgage-backed securities.

Investing activities used cash of approximately $48.5 million in the first three months of 1996 due primarily to purchases of securities held to maturity by Doral Federal of $24.0 million and originations of loans receivable of approximately $18.4 million.

During the first three-months of 1996, financing activities provided approximately $34.9 million of net cash due mainly to additional deposits amounting to approximately $25.4 million received by Doral Federal, the Company's thrift subsidiary. In relation with its interest rate risk management, Doral Federal also obtained approximately $5 million in advances from the Federal Home Loan Bank of New York (FHLB-NY) with a maturity of five years.

As of March 31, 1996, Doral Federal exceeded all its regulatory capital requirements (i.e., tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets, and risk-based capital of at least 8% of risk adjusted assets). As of March 31, 1996, Doral Federal had tangible capital and core capital of $16.5 million or approximately 9.3% of adjusted assets and risk-based capital of $16.9 million or 22.7% of risk adjusted assets.

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's warehousing line of credit facilities are gestation or presale facilities which permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At March 31, 1996 and December 31, 1995, FFCC had available warehousing lines of credit of $525 million. At March 31, 1996 and December 31, 1995, FFCC had used approximately $166.3 million and $171.6 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At March 31, 1996, FFCC had used approximately $367.9 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 6.8% and 5.5% respectively, for the three-month period ended March 31, 1996 compared to 7.2% for warehousing lines of credit and 5.9% for repurchase agreements in each case for the year ended December 31, 1995.

Doral Federal obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit and repurchase agreements with brokerage houses. As of March 31, 1996, Doral Federal held $126.7 million in deposits at a weighted average interest rate of 3.46%, approximately 31% of which consisted of non-interest bearing deposits. Approximately $10.6 million of deposits consisted of brokered certificates of deposit obtained through broker-dealers with maturities ranging from three to five years. Doral Federal, as member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of all its total assets. Advances and reimbursement obligations with respect to letters of credits must be secured by qualifying assets with a market value equal to between 105% to 115% of the advances. At March 31, 1996, Doral Federal had $15.4 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.28%. In addition, as of March 31, 1996, Doral Federal had $18.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 5.29%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank bid rate for dollar deposits. The interest rate of such floating rate note has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these agreements are generally recovered by FFCC within 30 days. During the three-month period ended March 31, 1996, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $5.9 million.

During the three-month period ended March 31, 1996, the Company collected an average of approximately $915,000 per month in net servicing fees, including late charges. At March 31, 1996 and December 31, 1995, the servicing portfolio amounted to approximately $2.8 billion and $2.7 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties.

FFCC expects that it will continue to have adequate liquidity and financing arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

At March 31, 1996, total assets were $921 million compared to $918 million at December 31, 1995. This increase was due primarily to a net increase of $24 million in securities held to maturity acquired by Doral Federal offset by a decrease of $20 million in mortgage loans held for sale and mortgage-backed securities held for trading. Total liabilities were $787 million at March 31, 1996 compared to $789 million at December 31, 1995.

As of March 31, 1996, Doral Federal had $178.2 million in assets compared to $160.2 million at December 31, 1995. This increase was due primarily to an increase of $16.3 million and $24 million in loans receivable and securities held to maturity, respectively, which was partially offset by cash and call equivalents and securities available for sale of $1.6 million and $7 million, respectively. At March 31, 1996, Doral Federal's deposit accounts and $24 million totaled $126.7 million compared to $114.2 million at December 31, 1995, these amounts include $5.5 million and $18.5 million, respectively, in corporate accounts of the Company which are eliminated in the preparation of the Company's Consolidated Financial Statements. Deposit accounts include $26.2 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from First Financial's servicing operations. The increase in deposits is due to the offering of competitive interest rates and the increased market recognition achieved by the Savings Bank.

The Company's Mortgage Banking Business is subject to the risk that future changes in interest rates may adversely affect the value of the Company's portfolio of mortgage loans and mortgage-backed securities. Interest rate fluctuations may also adversely affect net interest income. FFCC attempts to minimize these risks through the use of forward commitments and other hedging techniques.

The Company does not generally hedge conventional loans in the pipeline or in the process of origination because these loans are generally offered to customers at a certain spread over a prevailing rate that adjusts weekly rather than a fixed rate. In the case of FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to obtain commitments for the purchase of such loans or mortgage-backed securities following the funding of such loans. These loans are normally sold to institutional investors or at the FNMA and FHLMC cash windows. To the extent the Company does engage in offerings of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments at the time it fixes the rates for the loans.

In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale in order to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. The Company has in place long-term repurchase agreements secured by GNMA certificates with a principal amount of approximately $18 million. The Company does not obtain forward commitments for such GNMA certificates because they are financed pursuant to long-term repurchase agreement. The Company has the right to substitute GNMA certificates subject to the repurchase agreements with similar GNMA certificates at any time. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of interest paid on these securities under Puerto Rico law. This relative stability of prices for Puerto Rico GNMA securities allows the Company to implement a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required.

In the case of nonconforming conventional loans and GNMA mortgage-backed securities not subject to long term repurchase agreements, the Company seeks to protect itself from interest rate risk by purchasing listed options on treasury bond futures contracts and by purchasing puts and/or selling call options on U.S. GNMA mortgage-backed securities and other interest rate sensitive instruments. Contracts designated as trading hedges are marked-to-market on a monthly basis with the resulting gains and losses charged to operations. Changes in the market value of future contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the value of the asset or liability being hedged. The level of investment in such options is increased or decreased in relation to interest rates changes and other market factors.

The operations of the Company are also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. FFCC's loans held for sale and mortgage-backed securities held for trading inventories are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice on a quarterly basis. To protect against major fluctuations in short-term interest rates, the Company purchases listed put options on financial instruments, including Eurodollars contracts. This policy attempts to ensure a relatively stable short-term cost of funds with respect to the loans receivable held by Doral Federal. FFCC attempts to obtain long term deposits and other long-term debt financing and or advances from the FHLB-NY and term notes backed by FHLB-NY letters of credit.

In the future, FFCC may utilize alternative hedging techniques including futures, options or other hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected. For the three months ended March 31, 1996, the Company experienced hedging gains of $1.7 million, while for the quarter ended March 31, 1995, the Company experienced hedging losses of $985,000.

RESULTS OF OPERATIONS FOR QUARTERS ENDED MARCH 31, 1996 AND 1995

Net income for the quarter ended March 31, 1996 increased to $6.4 million from $3.4 million for the comparable period of 1995. Results for the first quarter of 1995 do not reflect the adoption by the Company as of April 1, 1995 of SFAS No. 122. Since SFAS No. 122 prohibits retroactive application results for the first quarter of 1996 are not directly comparable to the quarter ended March 31, 1995. See note H to "Notes to Consolidated Financial Statements (Unaudited) herein." The adoption of this new accounting standard resulted in the Company reporting additional net income of approximately $1.0 million in the first quarter of 1996. Doral Federal contributed approximately $526,000 in net income for the first quarter of 1996 compared to $263,000 for the first quarter of 1995.

Revenues from mortgage loan sales and origination fees increased to $6.9 million for the quarter ended March 31, 1996 from $2.5 million for the comparable period of 1995. This increase was due to higher volume of loans originations and sales, the market effect of SFAS No. 122, as previously discussed, hedging gains and increased value in the portfolio holding of mortgage-backed securities held for trading. The total volume of loans originated and purchased was $200 million for the three-month period ended March 31, 1996 compared to $144 million for the three-month period ended March 31, 1995. The total volume of loans purchased was approximately $21 million for the three-month period ended March 31, 1996, compared to $20 million for the three-month period ended March 31, 1995. The increase in loan originations was the result of increased demand for mortgage loans, especially refinancing loans due to decreases in mortgage interest rates.

Net interest income decreased by $338,000 for the three-month period ended March 31, 1996 versus the comparable period of 1995. The 1996 first quarter includes, however, approximately $500,000 of interest expense attributable to additional financing costs not directly related to interest earnings assets.

The weighted average interest rate spread was 327 basis points during the first quarter of 1996 compared to 315 basis points for the comparable period of 1995.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income increased 2% to $2.8 million for the quarter ended March 31, 1996 compared to $2.7 million for the same period in 1995. The Company's servicing portfolio at March 31, 1996 increased $142,000 over the December 31, 1995 level.

Amortization of excess servicing fee receivable for each of the quarters ended March 31, 1996 and 1995 was approximately $304,000 and $217,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income.

At March 31, 1996, the unamortized balance of mortgage servicing rights approximates their fair value. The amortization of mortgage servicing rights for the quarters ended March 31, 1996 and 1995 was $224,000 and $228,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses." The Company capitalized approximately $370,000 in mortgage servicing rights during the first quarter of 1996 related to loans purchased and, in addition, as a result of the adoption of SFAS No. 122 during the second quarter of 1995, the Company capitalized approximately $2.4 million of originated mortgage servicing rights in the first quarter of 1996.

Aggregate expenses for the quarter ended March 31, 1996, increased by approximately $1.7 million compared to the first quarter of 1995, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. Loan origination, general and administrative expenses increased marginally to $7.5 million in the first quarter of 1996 from $7.0 million a year ago due to higher volume offset by cost reduction initiatives.

Prospective Trends

        Market Trends. During the last quarter of 1995 and the first quarter of 1996, particularly the initial part of the first quarter, interest rates on mortgage loans declined. However, during the later part of the first quarter and the beginning of the second quarter of 1996, interest rates began to rise. To the extent interest rates continue to increase during 1996, demand and prices for mortgage loans and mortgage-backed securities could be adversely effected thereby adversely impacting gain on sale of mortgage loans and the level of mortgage originations, especially refinancing loans. Effective April 1996, Puerto Rico governmental authorities eliminated the regulations that set forth the maximum interest rates that could be charged on non-federal government guaranteed mortgage loans. This deregulation of interest rates may help compensate, in part, for any adverse effect that the increase in interest rates may have on the level of mortgage originations by expanding the market of potential borrowers.

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

   Possible Repeal of Section 936. In connection with ongoing efforts to adopt Federal budget legislation, various proposals have been made to eliminate the tax benefits available to U.S. corporations operating and investing in Puerto Rico under Section 936 of the Internal Revenue Code ("Section 936"). The Omnibus Budget Reconciliation Act of 1993 effective for taxable years beginning in 1994 reduced the benefits previously available under Section 936. The Seven-Year Balanced Budget Revenue Reconciliation Bill of 1995 (the "Budget Bill"), passed by the United States Congress on November 20, 1995 and subsequently vetoed by President Clinton provided for the repeal of Section 936, subject to a ten-year grandfather rule that would have benefited corporations electing the benefits of Section 936 ("936 Corporations") that were engaged in the active conduct of trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for taxable years beginning before October 13, 1995 and that qualified for and elected the benefits of Section 936 for taxable years beginning before December 31, 1995. Under the bill, during the grandfather period, the amount of income that would benefit from the credit available under Section 936 derived from the active conduct of a trade or business would be subject to varying caps. The credit available for investment income would not have been subject to the grandfather rule and would have been eliminated for taxable years beginning after December 31, 1995. As noted above, the Budget Bill was vetoed by President Clinton on December 6, 1995.

   On May 14, 1996, the Ways and Means Committee of the House of Representatives reported favorably on a bill (the "Small Business Tax Bill") that contains various tax incentives designed primarily to help small businesses. These tax incentives would be financed, in part, from the savings to be derived from the repeal of Section 936. The proposed legislation would repeal Section 936 subject to a ten year grandfather rule similar to that contained in the Budget Bill. As with the Budget Bill, the proposed legislation would not extend the grandfather period to the credit for investment income. Before becoming law, the proposed bill must be appoved by the full House of Representatives and the Senate and signed into law by the President.

   It is not possible to predict what changes will be made to Section 936 as part of the consideration of the Small Business Tax Bill, the ongoing Federal budget negotiations or otherwise. While the final impact of a repeal of
Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of
Section 936, particularly the elimination of the credit for investment income, could also lead to a decrease in the amount of funds invested in the Puerto Rico financial market by 936 Corporations ("936 Funds"), thereby increasing funding costs and decreasing liquidity for Puerto Rico mortgage products. The magnitude of the impact of any such changes on the Company's profitability or financial condition cannot be determined at this time. The Company has taken steps to attempt to reduce the impact of any such adverse change by diversifying its sources of funding and identifying additional investors for its mortgage products. During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Euro-dollar market have decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of the Company.


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

     Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Stockholders Meeting of First Financial Caribbean Corporation was held on April 17, 1996. A quorum was obtained with 6,725,977 votes represented in person or by proxy, which represented approximately 71.6% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., Frederick
M. Danziger, John L. Ernst, A. Brean Murray and Victor M. Pons, Jr., were reelected for additional one-year terms. Two amendments to the Corporation's Certificate of Incorporation were also approved at the Annual Meeting. Set forth below is a summary of the proposals that were voted upon at the meeting and thereof results:

Proposal 1:  Election of Directors



                         Nominees for one-year term            Votes for          Votes Withheld
                         --------------------------            ----------         --------------
                         Salomon Levis                         6,444,067             281,910
                         Richard F. Bonini                     6,444,367             281,610
                         Edgar M. Cullman, Jr.                 6,444,367             281,610
                         Frederick M. Danziger                 6,444,066             281,910
                         John L. Ernst                         6,444,657             281,710
                         Zoila Levis                           6,443,667             282,310
                         A. Brean Murray                       6,435,767             290,210
                         Victor M. Pons, Jr.                   6,441,927             284,050

Proposal 2: Approval of an amendment to the Certificate of Incorporation of the
            Corporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

                         For:      6,123,038
                         Against:  565,860
                         Abstain:  37,079
                         Broker Non-Votes:  0

Proposal 3:  Approval of an amendment to the Corporation's Certificate of Incorporation to eliminate the personal liability of directors to the Corporation and its shareholders to the extent permitted by the Puerto Rico General Corporation Law:

                         For:      5,967,707
                         Against:  658,732
                         Abstain:  46,118
                         Broker Non-Votes:  53,420

Proposal 4:  Ratification of the Appointment of Price Waterhouse as the
             Company's Independent Accountants for 1996.

                         For:      6,451,114
                         Against:  33,546
                         Abstain:  241,317
                         Broker Non-Votes: 0

ITEM 5 - OTHER INFORMATION

         Dividend declaration

         On April 17, 1996, the Board of Directors declared a quarterly $0.17 per share cash dividend on the Company's Common Stock to be paid on June 3, 1996. to shareholders of record as of May 16, 1996. The Common Stock dividend reflected a $0.02 per share increase over the prior quarterly dividend.

         Redemption of Series A Preferred Stock

         All outstanding shares of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series A, that had been not previously converted into shares of Common Stock, were redeemed on May 10, 1996, at redemption price of $10.90 per share plus accrued and unpaid dividends to the redemption date.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 3.6 - Amendment to the Certificate of Incorporation of FFCC filed with the Department of the State of the Commonwealth of Puerto Rico on April 22, 1996.

         Exhibit 10.66 - First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between FFCC and Doral Federal Savings Bank.

         Exhibit 10.67 - First Amendment to Amended and Restated Master Production Agreement, dated as of March 1, 1996, between FFCC, Doral Mortgage Corporation and Doral Federal Savings Bank, respectively.

         Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated March 20, 1996, reporting under Item 5 "Other Events" the calling for redemption of all of the Company's outstanding 10 1/2% Cumulative Convertible Preferred Stock, Series A.

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



                                           FIRST FINANCIAL CARIBBEAN CORPORATION
                                                                    (Registrant)



Date:  May 14, 1996                              /s/ Salomon Levis
                                                 ------------------------------
                                                 Salomon Levis
                                                 Chairman of the Board
                                                 and Chief Executive Officer



Date:  May 14, 1996                              /s/ Richard F. Bonini
                                                 -----------------------------
                                                 Richard F. Bonini
                                                 Senior Executive Vice President
                                                 and Chief Financial Officer




Date:  May 14, 1996                              /s/ Ricardo Melendez
                                                 -----------------------------
                                                 Ricardo Melendez
                                                 Vice President and Controller,
                                                 Principal Accounting Officer

                               INDEX TO EXHIBITS


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                                   Description                                    Page
- -------         --------------------------------------------------------------------  ------------

Exhibit 3.6 -   Amendment to the Certificate of Incorporation of FFCC filed with the
                Department of the State of the Commonwealth of Puerto Rico on
                April 22, 1996.

Exhibit 10.66 - First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between FFCC and Doral Federal Savings Bank.

Exhibit 10.67 - First Amendment to Amended and Restated Master Production Agreement,
                dated as of March 1, 1996, between FFCC, Doral Mortgage Corporation and
                Doral Federal Savings Bank, respectively.

Exhibit 27 -    Financial Data Schedule (for SEC use only).
