Form 10-Q
period 1996-06-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1996-08-14
CIK 840889

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to ______________

                         Commission file number 0-17224
                                                -------

                     First Financial Caribbean Corporation
                     -------------------------------------
           (Exact name of the registrant as specified in its charter)

                 Puerto Rico                               66-0312162
                 -----------                               ----------
       (State or other jurisdiction of                  (I.R.S. employer
        incorporation or organization)                   identification
                                                            number)
         1159 F.D. Roosevelt Avenue,
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

Number of shares of Common Stock outstanding at June 30, 1996 - 9,111,092

================================================================================

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                     INDEX

                                                                                                                     PAGE
                                              PART I - FINANCIAL INFORMATION

Item 1   -       Financial Statements

                 Consolidated Balance Sheets  as of June 30, 1996 (Unaudited) and December 31, 1995 . . . . . . . . .  3

                 Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
                 June 30, 1996 and June 30, 1995 and six months ended June 30, 1996 and June 30, 1995 . . . . . . . .  4

                 Consolidated Statement of Cash Flows (Unaudited) - Six-month period ended June 30,
                 1996 and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2   -       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  8



                                               PART II - OTHER INFORMATION

Item 1   -       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 2   -       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3   -       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 4   -       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 5   -       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6   -       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                           June 30, 1996   December 31, 1995
                                                                            (unaudited)        (audited)
                                                                            -----------        ---------
      ASSETS
      Cash and cash equivalents                                               $  49,341        $  59,872
      Mortgage loans held for sale, net                                         263,818          245,484
      Mortgage-backed securities held for trading                               389,136          407,941
      Securities held to maturity                                               112,637           77,945
      Securities available for sale                                               7,438           14,579
      Loans receivable, net                                                      86,686           51,355
      Accounts receivable and mortgage servicing advances, net                   12,626            9,592
      Accrued interest receivable                                                 9,245            8,155
      Mortgage servicing rights                                                  16,515           11,164
      Excess servicing fees receivable                                           17,462           10,407
      Property, leasehold improvements and equipment, net                         6,548            6,505
      Cost in excess of fair value of net assets acquired                         6,552            6,526
      Real estate held for sale, net                                              2,251            2,085
      Prepaid and other assets                                                    8,909            6,312
                                                                              ---------        ---------

      Total Assets                                                            $ 989,164        $ 917,922
                                                                              =========        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Loans payable                                                           $ 199,158        $ 234,707
      Securities sold under agreements to repurchase                            389,965          363,728
      Deposit accounts                                                          136,512           95,740
      Notes payable                                                              71,723           51,682
      Advances from Federal Home Loan Bank of N.Y.                               15,401           10,407
      Convertible Subordinated Debentures                                        10,000           10,000
      Accounts payable and other liabilities                                     21,019           17,376
      Income tax payable                                                            183              388
      Deferred tax liability                                                      5,497            4,877
                                                                              ---------        ---------

         Total liabilities                                                      849,458          788,905
                                                                              ---------        ---------

      Commitments and contingencies
                                                                              ---------        ---------


      Stockholders' equity:
         10.5% Cumulative Convertible Preferred Stock, Series A,
         $1.00 par value, 2,000,000 shares authorized; no shares
         outstanding (1995 - 108,397)                                               ---              108

         Common stock, $1.00 par value, 10,000,000 shares
         authorized; 9,125,092 shares issued and outstanding (1995 -              9,125            8,884
         8,884,170)
         Paid-in capital                                                         38,673           38,331
         Retained earnings                                                       92,368           81,892
                                                                              ---------        ---------
                                                                                140,166          129,215
         Unrealized (loss) gain on securities available for sale                   (301)               9
         Treasury stock at par value, 14,000 shares                                 (14)             (14)
         Unearned compensation under employment contracts                          (145)            (193)
                                                                              ---------        ---------

         Total stockholders' equity                                             139,706          129,017
                                                                              ---------        ---------

      Total liabilities and stockholders equity                               $ 989,164        $ 917,922
                                                                              =========        =========


         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
                                   Unaudited

                                                                 Quarter Ended            Six-Month Period Ended
                                                             ---------------------        ----------------------
                                                             June 30,     June 30,        June 30,      June 30,
                                                               1996         1995            1996          1995
                                                             --------     --------        --------      --------
        Revenues:
           Mortgage loans sales and fees                       6,539      $ 1,210         $13,422       $ 3,705

           Servicing income                                    2,946        2,752           5,697         5,441
           Interest income                                    16,353       15,544          32,600        30,918
           Gain on sale of servicing rights                      ---        3,623             ---         3,623

           Rental and other income                               146          148             300           299
                                                             -------      -------         -------       -------
                                                              25,984       23,277          52,019        43,986
                                                             -------      -------         -------       -------

        Expenses:
           Interest                                           10,826       10,404          21,818        20,184
           Employee cost, net (See Note g)                     1,946        1,300           4,533         3,872
           Taxes, other than payroll and income taxes            236          287             483           523
           Maintenance                                           163          162             290           298
           Advertising                                           800          539           1,624           994
           Professional services                                 706          679           1,387         1,377
           Telephone                                             448          444             920           855
           Rent                                                  515          517           1,047         1,019
           Other, net (See Note g)                             3,219        1,799           5,242         3,761
                                                             -------      -------         -------       -------
                                                              18,859       16,131          37,344        32,883
                                                             -------      -------         -------       -------

        Income before income taxes                             7,125        7,146          14,675        11,103
        Income taxes:
           Current                                               231           59             668            59
           Deferred                                             (140)         950             620         1,477
                                                             -------      -------         -------       -------
                                                                  91        1,009           1,288         1,536
                                                             -------      -------         -------       -------

        Net Income                                             7,034        6,137          13,387         9,567
        Retained earnings at beginning of period              86,885       69,153          81,892        66,706
           Less cash dividends paid:
             Convertible preferred stock                         ---           48              14            97
             Common stock                                      1,551        1,083           2,897         2,017
                                                             -------      -------         -------       -------
        Retained earnings at the end of period               $92,368      $74,159         $92,368       $74,159
                                                             =======      =======         =======       =======

        Net Income  per share:
        Primary                                              $  0.77      $  0.84         $  1.49       $  1.32
        Fully Diluted                                        $  0.74      $  0.81         $  1.41       $  1.26



         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                              Six-Month Period Ended
                                                                                                      June 30,
                                                                                            -------------------------
                                                                                               1996            1995
                                                                                                    (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  13,387       $   9,567
                                                                                            ---------       ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of excess servicing fee receivable  . . . . . . . . . . . . . . . . .          629             441
      Amortization of cost in excess of fair value of net assets acquired  . . . . . . .          188             188
      Amortization of mortgage servicing rights  . . . . . . . . . . . . . . . . . . . .          467             274
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .          862             774
      Gain on sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . . . .          ---          (3,623)
      Allowances for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          366             166
      Origination and purchases of mortgage loans held for sale  . . . . . . . . . . . .     (382,391)       (268,769)
      Principal repayment and sales of loans held for sale   . . . . . . . . . . . . . .      219,267         164,190
      Purchases of mortgage-backed securities held for trading . . . . . . . . . . . . .      (56,887)        (64,262)
      Principal repayments and sales of mortgage-backed securities held for trading  . .      220,483         165,818
      Increase in interest receivable  . . . . . . . . . . . . . . . . . . . . . . . . .       (1,090)           (533)
      Decrease in loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (35,548)        (73,805)
      Increase in loans payable related to securities sold not yet purchased . . . . . .          ---          19,835
      Increase in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,048             293
      Increase in securities sold under agreements to repurchase . . . . . . . . . . . .       26,237          75,162
      Increase (decrease) in payables and accrued liabilities  . . . . . . . . . . . . .        1,595          (1,739)
      Decrease in income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . .         (205)         (2,572)
      Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          620           1,477
      Amortization of unearned compensation under employment contracts . . . . . . . . .           48              32
                                                                                            ---------       ---------


        Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,311)         13,347
                                                                                            ---------       ---------


      Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . .       10,076          22,914
                                                                                            ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage-backed securities and investments held to maturity . . . . . .      (40,154)        (10,841)
    Principal repayments of investments held to maturity . . . . . . . . . . . . . . . .        5,462           5,584
    Origination of loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .      (41,169)        (20,166)
    Principal repayments of loans receivable . . . . . . . . . . . . . . . . . . . . . .        5,838           2,392
    Principal repayments and sales of securities available for sale  . . . . . . . . . .        6,831            ---
    Increase in accounts receivable and mortgage servicing advances  . . . . . . . . . .       (3,401)         (3,614)
    Additions to excess servicing fee receivable . . . . . . . . . . . . . . . . . . . .       (7,683)         (1,194)
    Purchase of property, leasehold improvements and equipment . . . . . . . . . . . . .         (906)           (153)
    Additions to cost in excess of fair value of net assets acquired . . . . . . . . . .         (214)           (155)
    Proceeds from disposal of real estate held for sale  . . . . . . . . . . . . . . . .          572           1,159
    Acquisition of real estate held for sale . . . . . . . . . . . . . . . . . . . . . .         (739)         (1,368)
    Increase in mortgage servicing rights  . . . . . . . . . . . . . . . . . . . . . . .       (5,817)         (2,116)
    Proceeds from sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . .          ---           3,708
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,597)         (2,963)
                                                                                            ---------       ---------

      Net cash used by investing activities  . . . . . . . . . . . . . . . . . . . . . .      (83,977)        (29,727)
                                                                                            ---------       ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,041          14,900
    Increase in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,771          22,229
    Dividends declared and paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,911)         (2,114)
    Increase (repayment) of advances from FHLB . . . . . . . . . . . . . . . . . . . . .        4,994              (6)
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .          475             ---
                                                                                            ---------       ---------


      Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .       63,370          35,009
                                                                                            ---------       ---------

    Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . .      (10,531)         28,196

    Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .       59,872          35,916
                                                                                            ---------       ---------

    Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . .    $  49,341       $  64,112
                                                                                            =========       =========
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Noncash financing activities-conversion of preferred stock . . . . . . . . . . . . .    $     216       $     230
                                                                                            =========       =========
 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash used to pay interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   19,770      $  19,891
                                                                                            ==========      =========
    Cash used to pay income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      874      $   3,965
                                                                                            ==========      =========


         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



a. The Consolidated Financial Statements (unaudited) include the accounts of First Financial Caribbean Corporation and its wholly-owned subsidiaries ("FFCC" or the "Company"), Doral Mortgage Corporation ("Doral"), RSC Corp. ("RSC"), Centro Hipotecario, Inc. and Doral Federal Savings Bank ("Doral Federal"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and six-month period ended June 30, 1996 and 1995 were as follows:

                                              Quarter Ended            Six-Month Period Ended
                                                June 30,                      June 30,
                                            ----------------             ------------------
                                            1996        1995             1996          1995
                                            ----        ----             ----          ----
              Series A Preferred Stock      $0.12     $0.2625           $0.3825       $0.525
              Common Stock                  $0.17     $0.15             $0.32         $0.28

      All outstanding shares of Series A Preferred Stock were redeemed on May 10, 1996.

d. At June 30, 1996, escrow funds include approximately $28.1 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $7.9 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

f. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:

                                           Quarter Ended                 Six-Month Period Ended
                                              June 30,                          June 30,
                                       ----------------------            ----------------------
                                       1996              1995               1996         1995
                                       ----              ----               ----         ----
              Primary               9,092,942          7,211,514          9,020,462    7,198,324
              Fully diluted         9,683,394          7,576,964          9,679,136    7,576,964


g. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs that, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $7.5 million and $6.5 million, respectively, for the quarters ended June 30, 1996 and 1995, and $15.1 million and $12.2 million, respectively, for the six-month periods ended June 30, 1996 and 1995, except for the application of SFAS No. 91. Other expenses would have been $3.9 million and $2.8 million, respectively, for the quarters ended June 30, 1996 and 1995, and $7.4 million and $5.5 million, respectively, for the six-month periods ended June 30, 1996 and 1995, except for the application of SFAS No. 91.

      Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS No. 91.

                                                  Quarter Ended           Six-Month Period Ended
                                                     June 30,                    June 30,
                                                -----------------         ----------------------
                                                1996         1995           1996          1995
                                                ----         ----           ----          ----
              Employee Costs                   $5,516        $5,226       $10,536        $ 8,354
              Other Costs                         715           975         2,150          1,806
                                               ------        ------       -------        -------

                                               $6,231        $6,201       $12,686        $10,160
                                               ======        ======       =======        =======

h. On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), an amendment to SFAS No. 65. The Company elected to adopt this standard for its financial statement reporting in the second quarter of 1995. SFAS No. 122 prohibits retroactive application. Accordingly, the Company's financial statement reporting for the first quarter of 1995 was accounted for under the original SFAS No. 65 and the results for the six-month period ended June 30, 1996 are not directly comparable to the results for the six-month period ended June 30, 1995 with respect to this specific matter.

      For the quarter and six-month period ended June 30, 1996, the Company realized additional net income of approximately $1.8 million and $2.8 million, respectively (representing $2.9 million and $4.6 million of gross revenues, respectively) from the adoption of SFAS No. 122, compared to additional net income of $320,000 ($550,000 of gross revenues, respectively) for the quarter and six-month period ended June 30, 1995. If the Company had not adopted SFAS No. 122 in the second quarter of 1995, the Company would have reported a net income of approximately $5.2 million for the second quarter of 1996 ($0.58 and $0.55 per common share on a primary and fully-diluted basis, respectively) and $10.5 million for the six-month period ended June 30, 1996 ($1.16 and $1.11 per common share on a primary and fully-diluted basis, respectively).

      SFAS No. 122 requires that part of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the aggregate fair value of the loan and the related servicing right taken as a whole. To determine the fair value of the servicing rights pursuant to SFAS No. 122, the Company used the market prices under comparable servicing sale contracts.

      SFAS No. 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of mortgage servicing rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified pool by pool on the basis of interest rates. An impairment is recognized whenever the prepayment pattern of the mortgage pool shows that the fair value of the related capitalized servicing rights is less than its carrying amounts. An impairment is recognized by charging such excess to income. The Company determined that no reserve for impairment was required for the six-month period ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on privately-placed debt financings and public offerings of preferred and common stock. Doral Federal, the Company's thrift subsidiary, also relies on deposits, borrowings from the Federal Home Loan Bank of New York (the "FHLB-NY") as well as term notes backed by letters of credit of the FHLB-NY.

Total liabilities were approximately 6.08 and 6.12 times stockholders' equity at June 30, 1996 and December 31, 1995, respectively. The Company's decreased leverage at June 30, 1996 reflects a net increase in stockholders' equity of $10.7 million while liabilities increased by $60.6 million, primarily as a result of an increase in deposit accounts held by Doral Federal.

The interim Consolidated Statement of Cash Flows reflects the working capital needs of the Company. Operating activities provided approximately $10.1 million of net cash during the six-month period ended June 30, 1996, compared
to approximately $22.9 million in the comparable period of 1995.   Mortgage
loan originations for the six-month period ended June 30, 1996 increased by 47% as compared to the 1995 period. Increased originations resulted in increased sales of mortgage-backed securities and loans held for sale during the period. FFCC held mortgage loans (including mortgage loans converted into mortgage-backed securities) prior to sale for an average period of approximately 267 days for the six-month period ended June 30, 1996 and 352 days during the year ended December 31, 1995. The decrease in days was due to increased sales of mortgage-backed securities held for trading.

Investing activities used cash of approximately $83.9 million during the six-month period ended June 30, 1996 due primarily to origination of loans receivable and purchases of securities held to maturity of approximately $41.2 million and $40.2 million, respectively. The Company capitalized $5.8 million of mortgage servicing rights during the first half of 1996 related to the adoption of SFAS No. 122 and mortgage loan purchases from third parties.

During the first six months of 1996, financing activities provided approximately $63.4 million of net cash primarily due to additional deposits amounting to approximately $40.8 million received by Doral Federal, the Company's thrift subsidiary, and an increase of approximately $20 million in notes payable, of which approximately $15 million represent term notes issued by Doral Federal.

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's warehousing line of credit facilities are gestation or presale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At June 30, 1996 and December 31, 1995, FFCC had available warehousing and gestation lines of credit of $665 million and $525 million, respectively. At June 30, 1996 and December 31, 1995, FFCC had used approximately $157.5 million and

$171.6 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At June 30, 1996, FFCC had used approximately $389.9 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 6.7% and 5.5%, respectively, for the six-month period ended June 30, 1996 compared to 7.5% for warehousing lines of credit and 5.9% for repurchase agreements in each case for the year ended December 31, 1995.

Doral Federal obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit and repurchase agreements with brokerage houses. As of June 30, 1996, Doral Federal held $142.0 million in deposits at a weighted average interest rate of 3.64%, approximately 29% of which consisted of non-interest bearing deposits. Approximately $10.8 million of the total deposits consisted of brokered certificates of deposit obtained through broker-dealers with maturities ranging from three to five years. Doral Federal, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value between 105% and 115% of the advances. At June 30, 1996, Doral Federal had $15.4 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.28%. In addition, as of June 30, 1996, Doral Federal had $33.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.01%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank bid rate for dollar deposits ("LIBID"). The interest rate of such floating rate note has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to an upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the Note as a result of the recent changes to Section 936. See "Prospective Trends--Repeal of Section 936" herein.

As of June 30, 1996, Doral Federal met all its minimum regulatory capital requirements (i.e., tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted total assets and risk-based capital at least 8% of risk adjusted total assets). As of June 30, 1996, Doral Federal had tangible capital and core capital of $17.3 million or approximately 8.22% of adjusted total assets. As of such date, Doral Federal had risk-based capital of $17.6 million or 19.14% of risk adjusted total assets.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors and mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. FFCC generally recovers funds advanced pursuant to these arrangements within 30 days. During the six-month period ended June 30, 1996, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $5.9 million.

During the six-month period ended June 30, 1996, the Company collected an average of approximately $950,000 per month in net servicing fees, including late charges. At June 30, 1996 and December 31, 1995, the servicing portfolio amounted to approximately $2.9 billion and $2.7 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio and to purchase servicing rights from third parties.

FFCC expects that it will continue to have adequate liquidity and financing arrangements to finance its operations . The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

At June 30, 1996, total assets were $989 million compared to $918 million at December 31, 1995. This increase was due primarily to a net increase of $34.7 million and $35.4 million in securities held to maturity and loans receivable, respectively, at Doral Federal. As of June 30, 1996, Doral Federal had $209 million in assets compared to $160 million at December 31, 1995. Total liabilities were $849 million at June 30, 1996 compared to $789 million at December 31, 1995. This increase was largely the result of an increase in deposit accounts at Doral Federal. At June 30, 1996, Doral Federal's deposit accounts totaled $142 million compared to $114 million at December 31, 1995. Deposit accounts include $28.1 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from First Financial's servicing operations. All other deposits at June 30, 1996 represent retail deposits, most in the form of certificates of account. The increase in deposits is primarily due to the offering of competitive interest rates and increased market recognition achieved by Doral Federal.

The Company's Mortgage Banking Business is subject to the risk that future changes in interest rates may adversely affect the value of the Company's portfolio of mortgage loans and mortgage-backed securities. Interest rate fluctuations may also adversely affect net interest income. FFCC attempts to reduce these risks through forward commitments and other hedging techniques.

The Company does not generally hedge conventional loans in the pipeline or in the process of origination because these loans are generally offered to customers at a certain spread over a prevailing rate that adjusts weekly rather than established prior to closing and locked in for a specified period of time. For FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to obtain commitments for the purchase of such loans or mortgage-backed securities following the funding of such loans. These loans are normally sold to institutional investors or at the FNMA and FHLMC cash windows. To the extent the Company does engage in offerings of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments at the time it fixes the rates for the loans. Non-conforming conventional loans are normally sold in bulk to local financial institutions or packaged into collateralized mortgage obligations. The sale of non-conforming conventional loans normally takes longer than the sale of conforming mortgage loans. Accordingly, the Company attempts to manage this interest rate risk through the purchase of listed options on U.S. treasuries as well as the purchase of option contracts in the over-the-counter market on other interest rate sensitive instruments.

In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of interest paid on these securities under Puerto Rico law. This relative stability of prices for Puerto Rico GNMA securities allows the Company to carry out a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. The Company seeks to protect itself from interest rate risk associated with its inventory of GNMA securities by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market. The Company has in place long-term repurchase agreements secured by GNMA certificates with a principal amount of approximately $24.4 million. The Company does not obtain forward commitments or otherwise hedge such GNMA securities because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute GNMA certificates subject to the repurchase agreements with similar GNMA certificates at any time.

Contracts designated as trading hedges are marked-to-market monthly with the resulting gains and losses charged to operations. Changes in the market value of such contracts that qualify as hedges of existing assets and liabilities are recognized as an adjustment to the value of the asset or liability being hedged. Investment in such options is increased or decreased in relation to interest rates changes and other market factors.

The operations of the Company are also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. FFCC's loans held for sale and mortgage-backed securities held for trading inventories are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice quarterly. To protect against major fluctuations in short-term interest rates, the Company purchases and writes listed put options on financial instruments, including Eurodollars contracts. This policy attempts to ensure a relatively stable short-term cost of funds with respect to the loans receivable held by Doral Federal. FFCC attempts to obtain long-term deposits and other long-term debt financing and/or advances from the FHLB-NY and term notes backed by FHLB-NY letters of credit.

In the future, FFCC may use alternative hedging techniques including futures, options or other hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected. For the six months ended June 30, 1996, the Company experienced hedging gains of $4.4 million, while for the six-month period ended June 30, 1995, the Company experienced hedging losses of $3.3 million.


RESULTS OF OPERATIONS FOR QUARTERS ENDED JUNE 30, 1996 AND 1995

Net income for the quarter ended June 30, 1996 increased to $7.0 million from $6.1 million for the comparable period of 1995. Doral Federal contributed approximately $625,000 in net income for the second quarter of 1996 compared to $311,000 for the second quarter of 1995. Net income for the second quarter of 1996 increased $900,000 from 1995 notwithstanding the fact that there were no sales of servicing rights during the second quarter of 1996 while in the second quarter of 1995 gain on sale of servicing rights contributed approximately $3.6 million in revenues.

Revenues from mortgage loan sales and origination fees increased to $6.5 million for the quarter ended June 30, 1996 from $1.2 million for the comparable period of 1995. This increase was primarily attributable to hedging gains, the effect of SFAS No. 122 as discussed in Note h to the Consolidated Financial Statements and higher gains on loan sales and fees from the increased volume of loan originations. The total volume of loans originated and purchased was $224 million for the quarter ended June 30, 1996 compared to $145 million for the quarter ended June 30, 1995. The total volume of loans purchased was approximately $24 million for each of the quarters ended June 30, 1996 and 1995. The increase in loan originations was the result of increased demand for refinancing loans.

Net interest income increased by $387,000 for the quarter ended June 30, 1996 versus the comparable period of 1995, notwithstanding approximately $500,000 of interest expense attributable to additional financing costs not directly related to interest earning assets. Doral Federal contributed approximately $1,600,000 and $900,000 to the consolidated net interest income of the Company for the quarters ended June 30, 1996 and 1995, respectively.

The weighted average interest rate spread was 279 basis points during the second quarter of 1996 compared to 289 basis points for the comparable period of 1995.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income increased to $2.9 million for the quarter ended June 30, 1996 compared to $2.7 million for the same period in 1995. Amortization of excess servicing fee receivable for the quarters ended June 30, 1996 and 1995 was approximately $325,000 and $224,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. The Company's servicing portfolio totaled $2.9 billion at June 30, 1996 compared to $2.5 billion at the same date a year ago. The Company's servicing portfolio at June 30, 1996 increased $230 million over the December 31, 1995 level.

At June 30, 1996, the unamortized balance of mortgage servicing rights approximates their fair value. The amortization of mortgage servicing rights for the quarters ended June 30, 1996 and 1995 was $243,000 and $46,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses." The Company capitalized approximately $420,000 in mortgage servicing rights related to loans purchased and approximately $2.6 million of originated servicing rights in the second quarter of 1996.

Aggregate expenses for the quarter ended June 30, 1996, increased by approximately $2.7 million compared to the second quarter of 1995, primarily because of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios and additonal interest expense of $500,000 attributable to financing costs not directly related to interest earning assets. Loan origination, general and administrative expenses for the second quarter of 1996 increased approximately $2.3 million due to additional expenses related to increased volume of loan originations.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

The Company's net income for the six months ended June 30, 1996 increased to $13.4 million, compared to $9.6 million for the corresponding period in 1995. For the six-month period ended June 30, 1996, Doral Federal contributed approximately $1.2 million in net income compared to $574,000 for the six months ended June 30, 1995. Results for the first six months of 1996 reflect the adoption by the Company as of April 1, 1995 of SFAS No. 122. Additional net income of approximately $2.8 million was realized for the six months ended June 30, 1996, compared to $320,000 for the six-month period ended June 30, 1995, from the adoption of SFAS No. 122. During the first six months of 1996 the Company did not sell any mortgage servicing rights while in the comparable period of 1995 the Company had gains on sales of servicing rights of approximately $3.6 million.

Revenues from mortgage loan sales and fees increased 262% to $13.4 million from $3.7 million a year ago. This increase was due to a higher volume of loan originations and higher loan sales and fees. The increase also reflected hedging gains of approximately $4.4 million for the first six months of 1996 compared to hedging losses of $3.3 million for the first six months of 1995. Hedging gains reflect the increase in interest rates experienced during the period. The total volume of loans originated and purchased was approximately $424 million for the six-month period ended June 30, 1996 compared to approximately $289 million for the six-month period ended June 30, 1995. The increase of 47% in loan originations and purchases was the result of increased demand for refinancing loans. Refinancing loans comprised 48% of production in the first six months of 1996 compared with 37% for the same period in 1995. Mortgage loan sales and fees also reflect approximately $4.6 million of additional gains on sale of mortgage loans as the result of the adoption of SFAS No. 122.

Net interest income increased by approximately $48,000 for the six-month period ended June 30, 1996 versus the comparable period of 1995. The weighted average interest rate spread was 266 basis points during the six months ended June 30, 1996 compared to 302 basis points for the comparable period of 1995. Doral Federal contributed approximately $3.2 million and $1.8 million to the consolidated net interest income of the Company for the six month periods ended June 30, 1996 and 1995, respectively.

Loan servicing income increased 5% to $5.7 million for the six-month period ended June 30, 1996 compared to $5.4 million for the same period in 1995. Amortization of excess servicing fee receivable for each of the six-month periods ended June 30, 1996 and 1995 was approximately $629,000 and $441,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. For the six-month periods ended June 30, 1996 and 1995, amortization of mortgage servicing rights was $467,000 and $274,000, respectively. Amortization of servicing rights is recorded as a component of "Other Expenses."

Aggregate expenses for the six-month period ended June 30, 1996 increased by $4.5 million compared to the same period for 1995, primarily because of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios and additional interest expense of $1 million attributable to financing costs not directly related to interest earning assets. Loan origination, general and administrative expenses increased by $2.8 million compared to the same period for 1995, due to investments in increasing loan origination capacity.

New Accounting Standards.

      In June, 1996, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingu- ishments of Liabilities" ("SFAS No. 125").

      SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets.

      Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets at the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment.

      SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It is to be applied prospectively; earlier or retroactive application is not permitted.

      Management has not yet estimated the effect, if any, of the adoption of SFAS No. 125 in the Company's financial statements.



Prospective Trends

      Market Trends. Demand for mortgage loans and prices for mortgage loans and mortgage-backed securities are sensitive to changes in interest rates. During the second quarter of 1996 interest rates generally increased. To the extent interest rates were to continue to increase during 1996, demand and prices for mortgage loans and mortgage-backed securities could be adversely affected thereby adversely impacting mortgage loan originations and gain on sale of mortgage loans. An increase in prevailing interest rates could also adversely impact the Company's net interest income.

Interest rates, however, decreased during the early part of the third quarter of 1996 which should have a favorable impact on the volume of mortgage loan originations and prices for mortgage loans and mortgage-backed securities should this trend continue.

      In order to further diversify its available loan products, during the latter part of 1995 and the first half of 1996, the Company began to offer home equity and personal loans secured by mortgages. These loans, which are secured by first or second mortgage liens, generally have lower balances (between $10,000 and $40,000), shorter maturities (between five to ten years) and bear higher interest rates. The Company intends to sell these loans, other than such loans funded and retained by Doral Federal, to local financial institutions, or to package them into collateralized mortgage obligations. When the Company sells these loans, it normally retains the right to receive as a servicing fee interest payable on the loan above a specified rate. The present value of the servicing fee income to be received over the life of the loan over and above the typical servicing fee payable on conforming conventional loans is recognized on the Company's income statement as a component of sale of the mortgage loan and is reflected as an asset on the Company's balance sheet as excess servicing fees receivable. As the volume of originations of this type of loan product increases, the amount of excess servicing fees receivable reflected on the financial statements of the Company will increase.

      The deregulation of mortgage interest rates on non-government guaranteed mortgage loans in Puerto Rico effective April 1996, should help the Company to increase loan originations by expanding the market of potential borrowers. The deregulation of interest rates in Puerto Rico should also have a positive impact on the Company's net interest income by allowing the Company to originate higher yielding mortgage loans.

      New Broker-Dealer Subsidiary. During the second quarter of 1996, the Company organized a new securities broker-dealer subsidiary, which is expected to be operational by the fourth quarter of 1996. The new broker-dealer subsidiary will commence operations from a single branch in the San Juan metropolitan area and is expected to employ ten persons by the end of 1996. While the new subsidiary will provide a full range of brokerage services, it is expected to concentrate on the sale of mortgage-backed securities, with particular emphasis on GNMA securities.

      Repeal of Section 936. On August 2, 1996, the United States Congress approved the Small Business Job Protection Act of 1996 (the "Small Business Act"). The Small Business Act provides for the elimination of the tax benefits available to U.S. corporations operating and investing in Puerto Rico under
Section 936 of the Internal Revenue Code ("Section 936"). Section 936 provides incentives for United States corporations to invest in Puerto Rico by granting a credit against a portion of the U.S. income tax payable from the active conduct of a trade or business in Puerto Rico and 100% of certain qualifying investment income derived in Puerto Rico. The Act repeals Section 936 subject to a ten-year grandfather rule for corporations electing the benefits of Section 936 ("936 Corporations") that were engaged in the active conduct of a trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for the corporation's taxable year which includes such date. During the grandfather period, the amount of income that will benefit from the credit available under Section 936 derived from the active conduct of a trade or business will be subject to varying caps. The credit available for investment income will not be subject to the grandfather rule and will be eliminated effective July 1, 1996. It is expected that the President will sign the Small Business Act into law.

While the final impact of a repeal of Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of Section 936, particularly the elimination of the credit for investment income, could also lead to a decrease in the amount of funds invested in the Puerto Rico financial market by 936 Corporations ("936 Funds"), thereby increasing funding costs and decreasing liquidity for Puerto Rico mortgage products. The magnitude of the impact of the repeal of Section 936 on the Company's profitability or financial condition cannot be determined at this time. The Company has taken steps to attempt to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products. During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Euro-dollar market have decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of the Company.

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

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on April 17, 1996. The proposals submitted to the shareholders together with the results of the voting thereon were previously disclosed under Item 4 on the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and are incorporated herein by reference.

ITEM 5 - OTHER INFORMATION

      On May 10, 1996, the Company redeemed all of the outstanding shares of Series A Preferred Stock that had not been converted prior to that date.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 10.68 - Third Amendment dated June 28, 1996 to Credit Agreement, dated as of June 30, 1995, between FFCC, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as Agent.

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



                                         FIRST FINANCIAL CARIBBEAN CORPORATION
                                                      (Registrant)



Date:  August 13, 1996                              /s/ Salomon Levis
                                         ---------------------------------------
                                                        Salomon Levis
                                                    Chairman of the Board
                                                 and Chief Executive Officer



Date:  August 13, 1996                          /s/ Richard F. Bonini
                                         ---------------------------------------
                                                    Richard F. Bonini
                                              Senior Executive Vice President
                                                and Chief Financial Officer




Date:  August 13, 1996                            /s/ Ricardo Melendez
                                         ---------------------------------------
                                                      Ricardo Melendez
                                                Vice President, Controller and
                                                 Principal Accounting Officer