Form 10-Q
period 1996-09-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1996-11-14
CIK 840889

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ---------
                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996.

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from                 to
                                                ---------------    ------------

                         Commission file number 0-17224
                                                -------

                     First Financial Caribbean Corporation
                     -------------------------------------
           (Exact name of the registrant as specified in its charter)

            Puerto Rico                                       66-0312162
            -----------                                       ----------
  (State or other jurisdiction of                          (I.R.S. employer
   incorporation or organization)                           identification
                                                               number)
    1159 F.D. Roosevelt Avenue,
       San Juan, Puerto Rico                                  00920-2998
       ---------------------                                  ----------
       (Address of principal                                  (Zip Code)
         executive offices)

   Registrant's telephone number,                           (787) 749-7100
          including area code                               --------------


  Former name, former address and                           Not Applicable
   former fiscal year, if changed                           --------------
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

                           Yes   X            No
                               -----             -----

Number of shares of Common Stock outstanding at September 30, 1996 - 9,111,092
===============================================================================

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                                     INDEX

                                                                                                                     PAGE
                                              PART I - FINANCIAL INFORMATION

Item 1   -       Financial Statements

                 Consolidated Balance Sheets as of September 30, 1996 (Unaudited) and
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                 Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
                 September 30, 1996 and September 30, 1995 and nine months ended September 30, 1996 and
                 September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Statement of Cash Flows (Unaudited) - Nine-month period ended September
                 30, 1996 and September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


Item 2   -       Management's Discussion and Analysis of Financial Condition and Results

                 of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8




                                               PART II - OTHER INFORMATION

Item 1   -       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


Item 2   -       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


Item 3   -       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


Item 4   -       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 15


Item 5   -       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


Item 6   -       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                     September 30, 1996     December 31, 1995
                                                                        (unaudited)             (audited)
                                                                        -----------             ---------
  ASSETS
  ------
  Cash and cash equivalents                                            $     57,329            $    59,872
  Mortgage loans held for sale, net                                         279,139                245,484
  Mortgage-backed securities held for trading                               395,099                407,941
  Securities held to maturity                                               112,658                 77,945
  Securities available for sale                                              12,036                 14,579
  Loans receivable, net                                                     107,824                 51,355
  Accounts receivable and mortgage servicing advances, net                   12,681                  9,592
  Accrued interest receivable                                                 9,659                  8,155
  Mortgage servicing rights                                                  18,681                 11,164
  Excess servicing fees receivable                                           20,232                 10,407
  Property, leasehold improvements and equipment, net                         6,488                  6,505
  Cost in excess of fair value of net assets acquired                         6,553                  6,526
  Real estate held for sale, net                                              2,438                  2,085
  Prepaid and other assets                                                    9,776                  6,312
                                                                       ------------            -----------

  Total Assets                                                         $  1,050,593            $   917,922
                                                                       ============            ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Loans payable                                                        $    223,354            $   234,707
  Securities sold under agreements to repurchase                            387,473                363,728
  Deposit accounts                                                          147,265                 95,740
  Notes payable                                                              91,231                 51,682
  Advances from Federal Home Loan Bank of N.Y.                               15,000                 10,407
  Convertible Subordinated Debentures                                        10,000                 10,000
  Accounts payable and other liabilities                                     23,523                 17,376
  Income tax payable                                                              5                    388
  Deferred tax liability                                                      7,004                  4,877
                                                                       ------------            -----------

     Total liabilities                                                      904,855                788,905
                                                                       ============            ===========

  Commitments and contingencies                                         - - - - - -            - - - - - -

  Stockholders' equity:
     Serial  Preferred Stock,  $1.00 par  value, 2,000,000 shares authorized; no shares outstanding (1995 - 108,397  shares of
     10.5%  Cumulative  Convertible  Preferred  Stock,  Series  A
     outstanding)                                                             - - -                    108

     Common   Stock,   $1.00   par   value,   20,000,000   shares
     authorized; 9,125,092  shares  issued  (1995  -  8,884,170);
     9,111,092 shares outstanding  (1995 - 8,870,170)                         9,125                  8,884

     Paid-in capital                                                         38,673                 38,331
     Retained earnings                                                       98,244                 81,892
                                                                       ------------            -----------
                                                                            146,042                129,215
     Unrealized (loss) gain on securities available for sale                   (161)                     9
     Treasury stock at par value, 14,000 shares                                 (14)                   (14)
     Unearned compensation under employment contracts                          (129)                  (193)
                                                                       ------------            -----------

     Total stockholders' equity                                             145,738                129,017
                                                                       ------------            -----------

  Total liabilities and stockholders' equity                           $  1,050,593            $   917,922
                                                                       ============            ===========

        The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              (In thousands of dollars, except for per share data)
                                   Unaudited

                                                             Quarter Ended             Nine-Month Period Ended
                                                             September 30,                  September 30,
                                                           1996         1995             1996          1995
                                                           ----         ----             ----          ----
  Revenues:
     Mortgage loans sales and fees                       $ 7,049     $ 4,899          $20,471       $ 8,604
     Servicing income                                      2,645       2,603            8,342         8,044
     Interest income                                      16,430      15,749           49,030        46,667
     Gain on sale of servicing rights                      1,813       - - -            1,813         3,623
     Rental and other income                                 211         114              511           413
                                                         -------     -------          -------       -------

                                                          28,148      23,365           80,167        67,351
                                                         -------     -------          -------       -------
  Expenses:
     Interest                                             10,941      11,708           32,759        31,892
     Employee cost, net (See Note g)                       1,735       1,081            6,268         4,953
     Taxes, other than payroll and income taxes              303         279              785           802
     Maintenance                                             199         180              488           478
     Advertising                                             938         586            2,661         1,580
     Professional services                                   634         667            2,021         2,044
     Telephone                                               444         423            1,364         1,278
     Rent                                                    505         531            1,552         1,550
     Other, net (See Note g)                               3,523       2,542            8,768         6,303
                                                         -------     -------          -------       -------

                                                          19,221      17,997           56,566        50,880
                                                         -------     -------          -------       -------

  Income before income taxes                               8,927       5,368           23,601        16,471
  Income taxes:
     Current                                                  (5)         85              663           144
     Deferred                                              1,507         355            2,127         1,832
                                                         -------     -------          -------       -------

                                                           1,502         440            2,790         1,976
                                                         -------     -------          -------       -------

  Net Income                                               7,424       4,928           20,811        14,495


  Retained earnings at beginning of period                92,368      74,159           81,892        66,706
     Less cash dividends paid:
       Convertible preferred stock                         - - -          47               14           144
       Common stock                                        1,548       1,088            4,445         3,105
                                                         -------     -------          -------       -------

  Retained earnings at the end of period                 $98,244     $77,952          $98,244       $77,952
                                                         =======     =======          =======       =======


  Net Income  per share:
  Primary                                                  $0.81       $0.68            $2.30         $1.99
  Fully Diluted                                            $0.78       $0.65            $2.19         $1.91





         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                              Nine-Month Period Ended
                                                                                                   September 30,
                                                                                              -----------------------
                                                                                              1996               1995
                                                                                                    (unaudited)
 Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 20,811      $   14,495
                                                                                             --------      ----------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of excess servicing fee receivable  . . . . . . . . . . . . . . . . .          996             634
      Amortization of cost in excess of fair value of net assets acquired  . . . . . . .          282             282
      Amortization of mortgage servicing rights  . . . . . . . . . . . . . . . . . . . .          722             399
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,308           1,287
      Gain on sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . . . .       (1,813)         (3,623)
      Allowances for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          609             229
      Origination and purchases of mortgage loans held for sale  . . . . . . . . . . . .     (542,745)       (386,061)
      Principal repayment and sales of loans held for sale   . . . . . . . . . . . . . .      325,795         208,754
      Purchases of mortgage-backed securities held for trading . . . . . . . . . . . . .      (67,840)        (68,528)
      Principal repayments and sales of mortgage-backed securities held for trading  . .      263,977         259,854
      (Increase) decrease in interest receivable . . . . . . . . . . . . . . . . . . . .       (1,504)            992
      Decrease in loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11,352)       (100,445)
      Increase in loans payable related to securities sold not yet purchased . . . . . .        - - -          22,090
      Increase in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          397             339
      Increase in securities sold under agreements to repurchase . . . . . . . . . . . .       23,745          58,247
      Increase (decrease) in payables and accrued liabilities  . . . . . . . . . . . . .        5,750          (2,121)
      Decrease in income tax payable . . . . . . . . . . . . . . . . . . . . . . . . . .         (383)         (2,267)
      Deferred tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,127           1,832
      Amortization of unearned compensation under employment contracts . . . . . . . . .           64              48
                                                                                             --------      ----------

        Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          135          (8,058)
                                                                                             --------      ----------
      Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . .       20,946           6,437
                                                                                             --------      ----------
 Cash flows from investing activities:
    Purchases of securities held to maturity . . . . . . . . . . . . . . . . . . . . . .      (41,480)         (5,855)
    Principal repayments of investments held to maturity . . . . . . . . . . . . . . . .        6,767           1,768
    Origination of loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .      (66,333)        (36,354)
    Principal repayments of loans receivable . . . . . . . . . . . . . . . . . . . . . .        9,864           7,992
    Purchase of securities available for sale  . . . . . . . . . . . . . . . . . . . . .       (4,639)          - - -
    Principal repayments and sales of securities available for sale  . . . . . . . . . .        7,012           - - -
    Increase in accounts receivable and mortgage servicing advances  . . . . . . . . . .       (3,698)         (6,207)
    Additions to excess servicing fee receivable . . . . . . . . . . . . . . . . . . . .      (10,821)         (2,316)
    Purchase of property, leasehold improvements and equipment . . . . . . . . . . . . .       (1,291)           (512)
    Additions to cost in excess of fair value of net assets acquired . . . . . . . . . .         (309)           (209)
    Proceeds from disposal of real estate held for sale  . . . . . . . . . . . . . . . .          677           1,392
    Acquisition of real estate held for sale . . . . . . . . . . . . . . . . . . . . . .       (1,031)         (1,321)
    Increase in mortgage servicing rights  . . . . . . . . . . . . . . . . . . . . . . .       (8,239)         (4,722)
    Proceeds from sale of servicing rights . . . . . . . . . . . . . . . . . . . . . . .        1,813           3,708
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,463)         (3,031)
                                                                                             --------      ----------

      Net cash used by investing activities  . . . . . . . . . . . . . . . . . . . . . .     (115,171)        (45,667)
                                                                                             --------      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,548          21,546
    Increase in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,525          32,619
    Dividends declared and paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,459)         (3,246)
    Issuance of advances from FHLB . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,593           9,990
    Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          475           - - -
                                                                                             --------      ----------

      Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .       91,682          60,909
                                                                                             --------      ----------

    Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . .       (2,543)         21,679

    Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .       59,872          35,916
                                                                                             --------      ----------

    Cash and cash equivalents at the end of period . . . . . . . . . . . . . . . . . . .     $ 57,329      $   57,595
                                                                                             ========      ==========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Noncash financing activities-conversion of preferred stock . . . . . . . . . . . . .     $  1,080      $      307
                                                                                             ========      ==========
 SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash used to pay interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 32,364      $   31,553
                                                                                             ========      ==========
    Cash used to pay income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,046      $    3,965
                                                                                             ========      ==========

         The accompanying notes are an integral part of this statement.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


a. The Consolidated Financial Statements (unaudited) include the accounts of First Financial Caribbean Corporation and its wholly-owned subsidiaries ("FFCC" or the "Company"), Doral Mortgage Corporation ("Doral"), RSC Corp. ("RSC"), Centro Hipotecario de Puerto Rico, Inc., AAA Financial Services Corporation ("AAA Financial") and de Peurto Rico Doral Federal Savings Bank ("Doral Federal"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarters and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarters and nine-month periods ended September 30, 1996 and 1995 were as follows:

                                          Quarter Ended            Nine-Month Period Ended
                                          September 30,                 September 30,
                                        -----------------          -----------------------
                                        1996         1995             1996          1995
                                        ----         ----             ----          ----
          Series A Preferred Stock    $  --        $0.2625           $0.3825      $0.7875
          Common Stock                $0.17        $  0.15           $  0.49      $  0.43


      All outstanding shares of Series A Preferred Stock were redeemed on May 10, 1996.

d. At September 30, 1996, escrow funds include approximately $23.6 million deposited with Doral Federal. These funds are included in the Company's financial statements. Escrow funds also include approximately $13.8 million deposited with other banks excluded from the Company's assets and liabilities.

e. Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

f. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:

                                    Quarter Ended                     Nine-Month Period Ended
                                    September 30,                          September 30,
                                ---------------------                 -----------------------
                                1996             1995                  1996             1995
                                ----             ----                  ----             ----
          Primary             9,111,092        7,226,293             9,051,555       7,207,798
          Fully diluted       9,683,394        7,576,964             9,680,647       7,576,964


g. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs that, pursuant to SFAS No. 91 are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $7.3 million and $5.9 million, respectively, for the quarters ended September 30, 1996 and 1995, and $22.3 million and $18.1 million, respectively, for the nine-month periods ended September 30, 1996 and 1995, except for the application of SFAS No. 91. Other expenses would have been $4.4 million and $3.1 million, respectively, for the quarters ended

      September 30, 1996 and 1995, and $11.8 million and $8.7 million, respectively, for the nine-month periods ended September 30, 1996 and 1995, except for the application of SFAS No. 91.

      Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS No. 91.

                                      Quarter Ended                 Nine-Month Period Ended
                                      September 30,                      September 30,
                                 ----------------------            ------------------------
                                   1996         1995                 1996            1995
                                   ----         ----                 ----            ----
         Employee Costs          $ 5,537        $ 4,829            $ 16,073        $ 13,183
         Other Costs                 853            538               3,005           2,344
                                 -------        -------            --------        --------

                                 $ 6,390        $ 5,367            $ 19,078        $ 15,527
                                 =======        =======            ========        ========

h. On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), an amendment to SFAS No. 65. The Company elected to adopt this standard for its financial statement reporting in the second quarter of 1995. SFAS No. 122 prohibits retroactive application. Accordingly, the Company's financial statement reporting for the first quarter of 1995 was accounted for under the original SFAS No. 65 and the results for the nine-month period ended September 30, 1996 are not directly comparable to the results for the nine-month period ended September 30, 1995 with respect to this specific matter.

      For the quarter and nine-month period ended September 30, 1996, the Company realized additional net income of approximately $1.0 million and $3.8 million, respectively, from the adoption of SFAS No. 122, compared to additional net income of $200,000 and $600,000, respectively, for the quarter and nine-month period ended September 30, 1995. If the Company had not adopted SFAS No. 122 in the second quarter of 1995, the Company would have reported a net income of approximately $6.4 million for the third quarter of 1996 ($0.71 and $0.68 per common share on a primary and fully-diluted basis, respectively) and $17 million for the nine-month period ended September 30, 1996 ($1.88 and $1.79 per common share on a primary and fully-diluted basis, respectively).

      SFAS No. 122 requires that part of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the aggregate fair value of the loan and the related servicing right taken as a whole. To determine the fair value of the servicing rights pursuant to SFAS No. 122, the Company used market prices under comparable servicing sale contracts.

      SFAS No. 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of mortgage servicing rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified pool by pool on the basis of interest rates. An impairment is recognized whenever the prepayment pattern of the mortgage pool shows that the fair value of the related capitalized servicing rights is less than its carrying amounts. An impairment is recognized by charging such excess to income. The Company determined that no reserve for impairment was required for the nine-month period ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on publicly offered and privately-placed debt financings and preferred
and common stock issuances.   Doral Federal, the Company's thrift subsidiary,
also relies on deposits, borrowings from the Federal Home Loan Bank of New York (the "FHLB-NY") as well as term notes backed by letters of credit of the FHLB-NY.

      Total liabilities were approximately 6.21 and 6.12 times stockholders' equity at September 30, 1996 and December 31, 1995, respectively. The Company's leverage at September 30, 1996, reflects a net increase in stockho-lders' equity of $16.7 million while liabilities increased by $116 million, primarily as a result of an increase in deposit accounts and notes payable.

      The interim Consolidated Statement of Cash Flows reflects the working capital needs of the Company. Operating activities provided approximately $20.9 million of net cash during the nine-month period ended September 30, 1996, compared to approximately $6.4 million in the comparable period of 1995. Mortgage loan originations for the nine-month period ended September 30, 1996 increased by 44% as compared to the 1995 period. Increased originations resulted in increased sales of mortgage-backed securities and loans held for sale during the period. FFCC held mortgage loans (including mortgage loans converted into mortgage-backed securities) prior to sale for an annualized average period of approximately 294 days for the nine-month period ended September 30, 1996 and 352 days during the year ended December 31, 1995. This decrease was due to increased sales of mortgage-backed securities held for trading.

      Investing activities used cash of approximately $115.2 million during the nine-month period ended September 30, 1996 due primarily to origination of loans receivable and purchases of securities held to maturity of approximately $66.3 million and $41.5 million, respectively. The Company capitalized $8.2 million of mortgage servicing rights during the first nine months of 1996 in relation to the adoption of SFAS No. 122 and mortgage loan purchases from third parties.

      During the first nine months of 1996, financing activities provided approximately $91.7 million of net cash primarily due to additional deposits amounting to approximately $51.5 million received by Doral Federal and an increase in notes payable of approximately $39.5 million.

      FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's warehousing line of credit facilities are gestation or presale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At September 30, 1996 and December 31, 1995, FFCC had available warehousing lines of credit, including gestation lines of credit, of $665 million and $525 million, respectively. At September 30, 1996 and December 31, 1995, FFCC had used approximately $203.4 million and $171.6 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

      FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At September 30, 1996, FFCC had used approximately $387.5 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

      The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 6.73% and 5.5%, respectively, for the nine-month period ended September 30, 1996 compared to 7.15% for warehousing lines of credit and 5.9% for repurchase agreements in each case for the year ended December 31, 1995.

      Doral Federal obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of September 30, 1996, Doral Federal held approximately $155.1 million in deposits, including $7.8 million of intercompany deposits that are eliminated in consolidation, at a weighted average interest rate of 3.75%, approximately 27% of which consisted of non-interest bearing deposits. Approximately $10.8 million of total deposits consisted of brokered certificates of deposit obtained through broker-dealers with maturities ranging from three to five years. Doral Federal, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value between 105% and 115% of the advances or reimbursement obligations. At September 30, 1996, Doral Federal had $15 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.24%. In addition, as of September 30, 1996, Doral Federal had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.28%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank bid rate for dollar deposits ("LIBID"). The interest rate on such floating rate notes has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to an upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the note as a result of the recent changes to Section 936 of the Internal Revenue Code. See "Prospective Trends -- Repeal of Section 936" herein.

      As of September 30, 1996, Doral Federal met all its minimum regulatory capital requirements (i.e., tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted total assets and risk-based capital at least 8% of risk adjusted total assets). As of September 30, 1996, Doral Federal had tangible capital and core capital of $17.5 million or approximately 7.21% of adjusted total assets. As of such date, Doral Federal had risk-based capital of $18.2 million or 17.8% of risk adjusted total assets.

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors and mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. FFCC generally recovers funds advanced pursuant to these arrangements within 30 days. During the nine-month period ended September 30, 1996, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $6.5 million.

      During the nine-month period ended September 30, 1996, the Company collected an average of approximately $925,000 per month in net servicing fees, including late charges. At September 30, 1996 and December 31, 1995, the servicing portfolio amounted to approximately $3 billion and $2.7 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio and to purchase servicing rights from third parties.

        On October 10, 1996, the Company issued $75,000,000 of its 7.84% Senior Notes due 2006 (the "Senior Notes"). The Senior Notes were issued pursuant to an Indenture entered into between the Company and Bankers Trust Company, as trustee. The Senior Notes were sold in a public underwritten offering through BT Securities Corporation. The net proceeds from the sale of the notes were used to repay $17.7 million on indebtedness owed by the Company under a five-year senior servicing secured loan facility with a syndicate of banks management by Bankers Trust Company, and for general corporate purposes, including capital contributions to Doral Federal, AAA Financial and other subsidiaries. See "Part II - Item 2 - Changes in Securities" for certain covenants imposed on the Company under the Indenture for the Senior Notes.

      FFCC expects that it will continue to have adequate liquidity and financing arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

      At September 30, 1996, total assets were $1.051 billion compared to $918 million at December 31, 1995. This increase was due primarily to a net increase of $34.7 million and $56.5 million in securities held to maturity and loans receivable, respectively, at Doral Federal. As of September 30, 1996, Doral Federal had $243 million in assets compared to $160 million at December 31, 1995. Total liabilities were $905 million at September 30, 1996 compared to $789 million at December 31, 1995. This increase was largely the result of an increase in deposit accounts and notes payable. At September 30, 1996, Doral Federal's deposit accounts totaled $155 million compared to $114 million at December 31, 1995. Deposit accounts include $44.7 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from the Company's mortgage servicing operations. The increase in deposits at Doral Federal is primarily due to the offering of competitive interest rates and increased market recognition achieved by Doral Federal.

      The Company's mortgage banking business is subject to the risk that future changes in interest rates may adversely affect the value of the Company's portfolio of mortgage loans and mortgage-backed securities. Interest rate fluctuations may also adversely affect net interest income. FFCC attempts to reduce these risks through forward commitments and other hedging techniques.

      The Company does not generally hedge conventional loans in the pipeline or in the process of origination because these loans are generally offered to customers at a certain spread over a prevailing rate that adjusts weekly rather than established prior to closing and locked-in for a specified period of time. The Company seeks to obtain commitments for the purchase of FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities following the funding of such loans. These loans are normally sold to institutional investors or at the FNMA and FHLMC cash windows. To the extent the Company does engage in offerings of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments at the time it fixes the rates for the loans. Non-conforming conventional loans are normally sold in bulk to local financial institutions or packaged into collateralized mortgage obligations. The sale of non-conforming conventional loans normally takes longer than the sale of conforming mortgage loans. Accordingly, the Company attempts to manage the interest rate risk associated with the holding of non-conforming loans for sale through the purchase of listed options on U.S. Treasury securities as well as the purchase of option contracts in the over-the-counter market on other interest rate sensitive instruments.

      The Company normally holds GNMA securities for longer periods prior to sale in order to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. Prices for GNMA securities in Puerto Rico tend to be more stable than on the mainland U.S. because of the tax exempt status of interest paid on these securities under Puerto Rico law. This relative stability of prices for Puerto Rico GNMA securities allows the Company to conduct a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. The Company seeks to protect itself from interest rate risk associated with its inventory of GNMA securities by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market. The Company has in place long-term repurchase agreements secured by GNMA securities with a principal amount of approximately $71.2 million. The Company does not obtain forward commitments or otherwise hedge such GNMA securities because they are financed pursuant to long-term repurchase agreements.

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

      The operations of the Company are also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and in varying amounts. FFCC's loans held for sale and mortgage-backed securities held for trading inventories are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice quarterly. To protect against major fluctuations in short- term interest rates, the Company purchases and writes listed put options on financial instruments, including Eurodollars contracts. This policy attempts to ensure a relatively stable short-term cost of funds which the company can use to fund its fixed rate interest earning assets.

      Doral Federal is also subject to risk as a result of fluctuations in interest rates. Since most of Doral Federal's assets have fixed rates and because interest on deposits will rise more quickly in a rapidly rising interest rate environment than the composition of its loan portfolio, the net interest income of Doral Federal could be adversely affected in such an environment. Doral Federal attempts to obtain long-term deposits and other long- term debt financing and/or advances from the FHLB-NY and term notes backed by FHLB-NY letters of credit in order to fund its portfolio of loans receivable and other fixed rate assets.

      In the future, FFCC may use alternative hedging techniques including futures, options or other hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of these hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected. For the nine-months ended September 30, 1996, the Company experienced hedging gains of $4.1 million, while for the nine-month period ended September 30, 1995, the Company experienced hedging losses of $2.8 million.

RESULTS OF OPERATIONS FOR QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

      Net income for the quarter ended September 30, 1996 increased to $7.4 million from $4.9 million for the comparable period of 1995. The increase in net income of $2.5 million from 1995 was due mainly to higher mortgage loan sales and fees and to gains on sales of servicing rights amounting to $1.8 million. No such sales of servicing rights were made in the third quarter of 1995. Doral Federal contributed approximately $337,000 in net income for the third quarter of 1996 compared to $580,000 for the third quarter of 1995. The decreased contribution of Doral Federal was due to a nonrecurring expense of $588,000 related to the payment of a special assessment to the Federal Deposit Insurance Corporation ("FDIC") due to the recent enactment of legislation to recapitalize the Savings Association Insurance Fund ("SAIF").

     Revenues from mortgage loan sales and fees increased to $7.0 million for the quarter ended September 30, 1996 from $4.9 million for the comparable period of 1995. This increase was primarily attributable to higher gains on loan sales and fees from the increased volume of loan originations, due in part, to the increased demand created by the deregulation of interest rates for conventional mortgages in Puerto Rico. The total volume of loans originated and purchased for the quarter ended September 30, 1996 was $186 million compared to $156 million for the quarter ended September 30, 1995. The total volume of loans purchased was approximately $16 million for the quarter ended September 30, 1996 compared to $13 million for the comparable period of 1995.

      Net interest income increased by $1.4 million for the quarter ended September 30, 1996 versus the comparable period of 1995. Results for the quarter include approximately $500,000 of interest expense attributable to additional financing costs not directly related to interest earning assets, compared to approximately $300,000 for the quarter and nine months period ended September 30, 1995. Doral Federal contributed approximately $1.7 million and $1.1 million to the consolidated net interest income of the Company for the quarters ended September 30, 1996 and 1995, respectively.

      The weighted average interest rate spread was 242 basis points during the third quarter of 1996 compared to 277 basis points for the comparable period of 1995.

      When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income was $2.65 million for the quarter ended September 30, 1996 compared to $2.60 million for the same period in 1995. The Company's servicing portfolio totaled $3.0 billion at September 30, 1996 compared to $2.6 billion at the same date a year ago. The Company's servicing portfolio at September 30, 1996 increased by approximately $300 million over the size of the servicing portfolio at December 31, 1995.

      FFCC capitalizes as an asset any excess servicing fees receivable on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than the servicing fee normally permitted by FNMA or FHLMC. The excess servicing fee receivable represents the discounted present value of the excess of the interest rate on the loan over a normal servicing fee and the interest required to be paid to investors. The excess servicing fee receivable is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of the loan and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Mortgage loan sales and fees" even though such amount is received by the Company over the life of the loan. Sales of mortgage loans made during the third quarter of 1996 resulted in the recording of approximately $3.1 million in excess servicing fee receivable compared approximately to $1.0 million for the third quarter of 1995.

      Amortization of such excess servicing fees for each of the quarters ended September 30, 1996 and 1995 was approximately $367,000 and $246,000, respectively. Amortization of excess servicing fees is based on the amount and timing of estimated future cash flows. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income.

      At September 30, 1996, the unamortized balance of mortgage servicing rights approximated their fair value. The amortization of mortgage servicing rights for the quarters ended September 30, 1996 and 1995 was $246,000 and $125,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other

Expenses." The Company capitalized approximately $2.4 million in mortgage servicing rights during the third quarter of 1996.

      Aggregate expenses for the quarter ended September 30, 1996, increased by approximately $1.2 million compared to the third quarter of 1995, primarily due to a special one-time SAIF insurance assessment of $588,000 payable by Doral Federal in connection with the recapitalization of the SAIF insurance fund, additional costs associated with expanding the Company's customer base and loan origination capacity and approximately $200,000 of expenses incurred in connection with the commencement of operations of AAA Financial, the Company's new broker-dealer subsidiary which commenced operations in September 1996.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

      The Company's net income for the nine months ended September 30, 1996 increased to $20.8 million, compared to $14.5 million for the corresponding period of 1995. For the nine-month period ended September 30, 1996, Doral Federal contributed approximately $1.5 million in net income compared to $1.2 million for the nine months ended September 30, 1995. Results for the first nine months of 1996 reflect the adoption by the Company as of April 1, 1995 of SFAS No. 122. Additional net income of approximately $3.8 million was realized for the nine months ended September 30, 1996, compared to $600,000 for the nine-month period ended September 30, 1995, from the adoption of SFAS No.
122. During the first nine months of 1996, the Company had gains on sales of servicing rights of approximately $1.8 million, compared to $3.6 million for the nine months period ended September 30, 1995.

        Revenues from mortgage loan sales and fees for the first nine months of 1996 increased 137% to $20.5 million from $8.6 million for the comparable period of 1995. This increase was due to a higher volume of loan originations and higher loan sales and fees. The total volume of loans originated and purchased was approximately $609 million for the nine-month period ended September 30, 1996 compared to approximately $422 million for the nine-month period ended September 30, 1995. The increase of 44% in loan originations and purchases was the result of increased demand for refinancing loans.
Refinancing loans comprised 48% of production in the first nine months of 1996 compared to 42% for the same period in 1995. The increase also reflected hedging gains of approximately $4.1 million for the first nine months of 1996 compared to hedging losses of $2.8 million for the first nine months of 1995. Mortgage loan sales and fees reflect approximately $6.2 million of additional gains on sale of mortgage loans as a result of the adoption of SFAS No. 122.

      Net interest income increased by approximately $1.5 million for the nine-month period ended September 30, 1996 versus the comparable period of 1995. The weighted average interest rate spread was 254 basis points during the nine months ended September 30, 1996 compared to 277 basis points for the comparable period of 1995. Doral Federal contributed approximately $4.9 million and $2.9 million to the consolidated net interest income of the Company for the nine-month periods ended September 30, 1996 and 1995, respectively.

      For the nine-month period ended September 30, 1996 loan servicing income was $8.3 million compared to $8.0 million for the same period in 1995. Sales of mortgage loans during the first nine months of 1996 resulted in the recording of approximately $10.1 million in excess servicing fees receivable compared to $2.3 million for the first nine month of 1995. Amortization of excess servicing fee receivable for each of the nine-month periods ended September 30, 1996 and 1995 was approximately $1.0 million and $600,000, respectively. The amortization of excess servicing fee receivable is recorded as a reduction of servicing income. For the nine-month periods ended September 30, 1996 and 1995, amortization of mortgage servicing rights was $722,000 and $399,000, respectively. Amortization of servicing rights is recorded as a component of "Other Expenses."

      Aggregate expenses for the nine-month period ended September 30, 1996 increased by $5.7 million compared to the same period for 1995, primarily because of additional costs associated with the expansion of the Company's customer base and loan origination capacity.

PROSPECTIVE TRENDS

      MARKET TRENDS. Demand for mortgage loans and prices for mortgage loans and mortgage-backed securities are sensitive to changes in interest rates. Increases in prevailing interest rates tend to adversely impact demand and prices for mortgage loans and mortgage-backed securities and thereby adversely impact mortgage loan originations and gain on sale of mortgage loans. An increase in prevailing interest rates could also adversely impact the Company's net interest income.

      PRODUCT DIVERSIFICATION. The Company has begun to further diversify its available loan products by more aggressively offering home equity and personal loans secured by mortgages. These loans, which are secured by first or second mortgage liens, generally have lower balances (between $10,000 and $40,000), shorter maturities (between five to ten years) and bear higher interest rates. The Company intends to sell these loans, other than such loans funded and retained by Doral Federal, to local financial institutions, or to package them into collateralized mortgage obligations. When the Company sells these loans, it normally retains the right to receive as a servicing fee interest payable on the loan above a specified rate. The present value of the servicing fee income to be received over the life of the loan over and above the typical servicing fee payable on conforming conventional loans and the interest rate required to be paid to investors is recognized on the Company's income statement as a component of the sale of the mortgage loan and is reflected as an asset on the Company's balance sheet as excess servicing fees receivable. As the volume of originations of this type of loan product increases, the amount of excess servicing fees receivable reflected on the financial statements of the Company will increase.

      NEW BROKER-DEALER SUBSIDIARY. During the third quarter of 1996, the Company organized a new subsidiary, AAA Financial, a NASD licensed broker-dealer. AAA Financial is involved in a general securities business with special attention to the sale of Puerto Rico tax exempt GNMA Financial mortgage-backed securities and other Puerto Rico securities. AAA Financial operates out of facilities located in the Hato Rey business district of San Juan and commenced operations in September 1996 with 12 employees and will continue to recruit and hire additional personnel in the near future, expecting to have approximately 20 employees by the end of the year.

      NEW ACCOUNTING STANDARDS.   In June 1996, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125").

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

      SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. It is to be applied prospectively, earlier or retroactive application is not permitted.

      Management has not yet estimated the effect, if any, of the adoption of SFAS No. 125 on the Company's financial statements.

      REPEAL OF SECTION 936. Section 936 of the U.S. Internal Revenue Code ("Section 936"), has historically provided incentives for U.S. corporations to invest in Puerto Rico by granting a credit to qualifying corporations ("936 Corporations") against a portion of the U.S. income tax payable from the active conduct of a trade or business in Puerto Rico and 100% of certain qualifying investment income derived in Puerto Rico. Section 936 together with complementary Puerto Rico laws has provided incentives for 936 Corporations and financial intermediaries receiving funds from 936 Corporations to invest in mortgage loans and mortgage-backed securities originated in Puerto Rico. Accordingly, Section 936 helped to create a pool of lower cost funds in Puerto Rico that the Company has historically used to fund mortgage loans and mortgage-backed securities.

      On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Small Business Job Protection Act") was enacted into law. The Small Business Job Protection Act provides for the elimination of the U.S. federal income tax benefits available to U.S. corporations operating and investing in Puerto Rico under Section 936. The Act repeals Section 936 subject to a ten-year grandfather rule for 936 Corporations that were engaged in the active conduct of a trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for the corporation's taxable year which includes such date. During the grandfather period, the amount of income that will benefit from the credit available under Section 936 derived from the active conduct of a trade or business will be subject to varying caps. The credit available for investment income was not subject to the grandfather rule and was eliminated effective for taxable years beginning after December 31, 1995 but in no event prior to July 1, 1996.

      While the final impact of a repeal of Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of Section 936, particularly the elimination of the credit for investment income, could also lead to a decrease in the amount of funds invested in the Puerto Rico financial market by 936 Corporations ("936 Funds"), thereby increasing funding costs and decreasing liquidity for Puerto Rico mortgage products. The magnitude of the impact of the repeal of Section 936 on the Company's profitability or financial condition cannot be determined at this time. Management believes that the principal impact of the loss of 936 Funds will be a moderate increase in the Company's funding costs. The Company, however, has taken steps to attempt to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products. During recent periods, the disparity between the cost of 936 Funds and other sources of funding such as the Euro-dollar market have decreased, thereby reducing the adverse effect that the loss of such funding could have on the profitability of the Company.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

      (a)  Not Applicable.

      (b) On October 10, 1996, the Company issued $75,000,000 of its 7.84% Senior Notes due 2006 (the "Senior Notes"), pursuant to an Indenture dated October 10, 1996 (the "Indenture"), between the Company and Bankers Trust Company, as trustee.

            Under the terms of the Indenture, the Company is restricted from making certain payments and capital distributions, including the payment of dividends on its Common Stock ("Restricted Payments") if (i) an event of default exists under the Indenture at the time of making such Restricted Payment or (ii) at the time of and after giving effect to the proposed Restricted Payment, the aggregate amount of all Restricted Payments made after October 10, 1996 exceeds the sum of (a) 50% of the aggregate consolidated net income (or, in the case of a consolidated net loss, minus 100% of such loss) of the Company for the period (taken as one accounting period) commencing on October 1, 1996 to and including the last day of the fiscal quarter ended immediately prior to the date of the proposed Restricted Payments, plus (b) the aggregate net proceeds, received by the Company from the issuance or sale (other than to a subsidiary) after October 10, 1996, of (A) shares of its capital stock (other than certain types of preferred stock) or (B) indebtedness of the Company which has been converted into or exchanged for shares of its capital stock (other than certain types of preferred stock) plus (c) $15,000,000.

           A copy of the Indenture is included as Exhibit 10.69 to this Quarterly Report on Form 10-Q.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5 - OTHER INFORMATION

      Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 10.69 - Indenture, dated as of October 10, 1996, between the Company and Bankers Trust Company, as trustee, including form of Senior Note (incorporated herein by reference to the same exhibit number of the Company's Current Report on Form 8-K, dated October 10, 1996.)

           Exhibit 10.70 - Employment Agreement, dated as of July 1, 1996, between FFCC and Mario S. Levis.

           Exhibit 27 - Financial Data Schedule (for SEC use only).

      (b)  Reports on Form 8-K

           (i) Current Report on Form 8-K, dated September 11, 1996, reporting under Item 5 "Other Events" the effect of the passage of Hurricane Hortense on the Company's operations and the receipt of all required regulatory approvals by AAA Financial Services Corporation.

           (ii) Current Report on Form 8-K, dated October 10, 1996, reporting under Item 5 "Other Events," the closing of the issuance and sale of $75,000,000 of the Company's 7.84% Senior Notes due 2006.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST FINANCIAL CARIBBEAN CORPORATION
                                                    (Registrant)



Date:   November 12, 1996                           /s/ Salomon Levis
                                              ----------------------------------
                                                        Salomon Levis
                                                    Chairman of the Board
                                                 and Chief Executive Officer



Date:   November 12, 1996                           /s/ Richard F. Bonini
                                              ----------------------------------
                                                        Richard F. Bonini
                                                Senior Executive Vice President
                                                 and Chief Financial Officer




Date:   November 12, 1996                          /s/ Ricardo Melendez
                                              ----------------------------------
                                                       Ricardo Melendez
                                               Vice President, Controller and
                                                 Principal Accounting Officer