Form 10-K
period 1996-12-31
FIRST FINANCIAL CARIBBEAN CORP
filed 1997-03-27
CIK 840889

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------

                                  FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
X            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
--                        EFFECTIVE OCTOBER 7, 1996]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
--
                         COMMISSION FILE NO. 0-17224


                    FIRST FINANCIAL CARIBBEAN CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Puerto Rico                             66-0312162
    (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)              identification no.)


   1159 Franklin D. Roosevelt Avenue
         San Juan, Puerto Rico                              00920
(Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including are code:  (787) 749-7100.

                            --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE. SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No    .
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

     $188,381,573 approximately, based on the last sale price of $27 1/2 per share on the NASDAQ National Market System on March 7, 1997. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock:  9,111,092 shares as of March 7, 1997.            (continued)

================================================================================

                     DOCUMENTS INCORPORATED BY REFERENCE



PART III
Item 10   Directors and Executive Officers of   Information in response to this
          the Registrant.                       Item is incorporated into this
                                                Annual Report on Form 10-K by
                                                reference to the section
                                                entitled "Election of Directors
                                                and Related Matters" and
                                                "Executive Compensation" in the
                                                Company's definitive Proxy
                                                Statement for use in connection
                                                with its 1997 Annual Meeting of
                                                stockholders (the "Proxy
                                                Statement").

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

Item 12   Security Ownership of Certain         Information in response to this
          Beneficial Owners and Management.     Item is incorporated into this
                                                Annual Report on Form 10-K by
                                                reference to the section
                                                entitled "Security Ownership of
                                                Management and Principal
                                                Holders" in the Company's Proxy
                                                Statement.

Item 13   Certain Relationships and Related     Information in response to this
          Transactions.                         Item is incorporated into this
                                                Annual Report on Form 10-K by
                                                reference to the section
                                                entitled "Election of Directors
                                                and Related Matters" in the
                                                Company's Proxy Statement.

                            --------------------

                    FIRST FINANCIAL CARIBBEAN CORPORATION

                       1996 ANNUAL REPORT ON FORM 10-K



                              TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
PART I
   Item 1.  Business.............................................................................................      1
   Item 2.  Properties...........................................................................................     37
   Item 3.  Legal Proceedings....................................................................................     37
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................     37

PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................     38
   Item 6.  Selected Financial Data..............................................................................     39
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................     41
   Item 8.  Financial Statements and Supplementary Data..........................................................     54
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................     54

PART III

   Item 10. Directors and Executive Officers of the Registrant...................................................     54
   Item 11. Executive Compensation...............................................................................     54
   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................................     54
   Item 13. Certain Relationships and Related Transactions.......................................................     54

PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................     54

                                    PART I

ITEM 1. BUSINESS

GENERAL.

     First Financial Caribbean Corporation ("FFCC" or the "Company"), together with its wholly-owned subsidiaries, is primarily engaged in a wide range of mortgage banking activities, including the origination, servicing, purchase and sale of mortgages on single-family residences, the issuance and sale of various mortgage-backed securities, the holding and financing of mortgage loans and mortgage-backed securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and loans secured by commercial real estate (the "Mortgage Banking Business"). FFCC is the leading mortgage banking institution in Puerto Rico in terms of the volume of origination of first mortgage loans on single family residences. During 1996, the Company issued $373 million of GNMA mortgage-backed securities to rank No.1 in Puerto Rico and No. 34 in the United States in such issuances according to the "Mortgage Marketplace". The Company's Mortgage Banking Business is principally conducted through two operating units: Doral Mortgage Corporation ("Doral Mortgage"), a wholly-owned subsidiary of the Company, and HF Mortgage Bankers Division ("HF Division"), a division of the Company. The Company is also engaged in the savings and loan business through Doral Federal Savings Bank ("Doral Federal"), a federal savings and loan association which was acquired by FFCC in September 1993 and in the securities business through AAA Financial Services, Inc., a new broker-dealer subsidiary that was established in September 1996. References herein to the "Company" or "FFCC" shall be deemed to refer to the Company and its consolidated subsidiaries, unless the context requires otherwise.

     The Company is an approved seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), an approved issuer for the Government National Mortgage Association ("GNMA") and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. FFCC is also qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") and guaranteed by the Veterans Administration ("VA"). Prior to the acquisition of Doral Federal , substantially all of the Company's revenues were derived from its Mortgage Banking Business.

     Substantially all of the Company's business is conducted in Puerto Rico. The Mortgage Banking Business is currently is conducted in Puerto Rico through 19 branches, 15 of which are operated by Doral Mortgage, 3 by HF Division and 1 by Centro Hipotecario, Inc., a wholly-owned mortgage banking subsidiary.
Since 1992, Doral Mortgage has also maintained branch offices in Orlando and Miami, Florida. The Florida offices are staffed by seven employees and originated approximately $9 million and $11 million in mortgage loans during and the years ended December 31, 1996 and 1995, respectively.

     The Company's strategy is to increase its volume of loan originations and servicing portfolio as well as to maximize net interest income. The Company seeks to increase its volume of loan originations by emphasizing quality customer service and maintaining the most extensive system of branch offices of any mortgage banking institution in Puerto Rico. The Company strives to increase its servicing portfolio by relying primarily on internal loan originations and supplementing such originations with wholesale purchases of loans and mortgage servicing rights from third parties. The Company has traditionally emphasized the origination of 15-year and 30-year conventional and FHA-insured or VA-guaranteed mortgage loans on single-family residences. The Company relies on net interest income for a more significant portion of its earnings than mortgage banking companies generally do. The Company seeks to maximize net interest income by holding mortgage-backed securities, primarily GNMA securities, for longer periods prior to sale than most mortgage banking companies. This strategy has the effect of reducing the Company's overall effective tax rate because the interest on GNMA securities backed by Puerto Rico mortgages is tax exempt under Puerto Rico law. For information regarding a proposal to repeal such tax exemption, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Possible Changes in Favorable Puerto Rico Tax Laws" herein. The Company also seeks to increase net interest income by funding and holding for investment through Doral Federal mortgage loans and mortgage-backed securities.

     The Company's thrift subsidiary, Doral Federal, currently operates through two branches in the San Juan metropolitan area, which serve primarily as deposit-taking operations. Three additional branches are scheduled to open in the San Juan Metropolitan area during the first half of 1997. To date, most loans have been originated pursuant to a Master Loan Production Agreement with the Company. See "Other Lending and Investment Activities -- Lending Activities of Doral Federal and Real Estate Owned" herein. Doral Federal has experienced rapid growth since its acquisition by the Company, increasing from $13.1 million in assets as of September 10, 1993 to $281 million in assets as of December 31, 1996. To date, this growth has been funded primarily through increases in certificate of deposit accounts and non-interest bearing deposits consisting primarily of corporate and custodial accounts. As of December 31, 1996, Doral Federal had total deposits and net worth of $187 million and $23.6 million, respectively. Custodial accounts associated with the Company's servicing portfolio, commercial demand deposit accounts of the Company and certificates of deposits accounts constituted approximately 16%, 15% and 53%, respectively, of Doral Federal's total deposit accounts. The Company intends to commit substantial management and financial resources to continue to increase the assets, deposit base and branch network of Doral Federal.

     During the third quarter of 1996, the Company's new broker-dealer subsidiary, AAA Financial, became operational. AAA Financial operates through a single branch in the San Juan metropolitan area and employed 16 persons as of December 31, 1996. While AAA Financial engages in a general securities business, it currently emphasizes the sale of Puerto Rico tax-exempt GNMA securities and other Puerto Rican securities.

     The business and profitability of FFCC depend, to a large degree, on its ability to sell mortgage loans to investors in the secondary mortgage market at prices that are higher than the prices at which FFCC originates or purchases such loans. The growth of the secondary mortgage market is attributable in large part to programs maintained by the FNMA, FHLMC and GNMA. In addition, part of the Company's business is affected significantly by the continuation of various programs administered by the FHA for the United States Department of Housing and Urban Development ("HUD"), which insures mortgage loans, and the VA, which partially guarantees mortgage loans. Any discontinuation of, or significant reduction in, the various programs administered by FNMA, FHLMC, GNMA, FHA or VA could have a material adverse effect on the Company's operations. See "-- Mortgage Banking Business -- Sale of Loans; Issuance of Mortgage Backed Securities" herein.

     The Company is subject to the rules and regulations of, and supervision by, several Federal and Puerto Rico entities, including the Office of Thrift Supervision (the "OTS"), FNMA, FHLMC, GNMA, FHA, VA, HUD and the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), with respect to, among other things, licensing requirements, establishment of maximum interest rates, required disclosure to customers and the origination, processing, underwriting, selling and securitizing of mortgage loans. See "Regulation" herein. Doral Federal's operations are subject to regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). AAA Financial's operations are subject to regulation by the Securities and Exchange Commission (the "SEC"), the office of the Commissioner and the National Association of Securities Dealers, Inc. (the "NASD"). FFCC's operations in the state of Florida are subject to supervision by the Florida

Department of Banking and Finance. In addition, the Company's operations are affected by Federal and Puerto Rico laws and regulations designed to promote economic development in Puerto Rico. See "--Mortgage Banking Business -- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" herein.

MORTGAGE BANKING BUSINESS

     Loan Origination and Purchase of Mortgages. FFCC has the most extensive system of branch offices for originating mortgage loans of any mortgage banking institution in Puerto Rico. HF Division operates three branches in the San Juan Metropolitan area. Doral Mortgage operates 15 branches throughout Puerto Rico and two small branch offices in the State of Florida. Centro Hipotecario, Inc., a wholly-owned subsidiary of the Company, operates an additional branch in the San Juan metropolitan area.

     FFCC originates both (a) conventional mortgages on single-family residences, which generally (i) are insured by private mortgage insurers or
(ii) do not exceed 80% of the appraised value of the mortgaged property, and
(b) mortgage loans secured by single-family residences guaranteed by the VA ("VA loans") or insured by HUD ("FHA loans"). VA loans and FHA loans qualify for inclusion in the mortgage-backed securities program sponsored by GNMA. A portion of the conventional loans are conforming loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC. The Company also originates construction loans for owner-occupied single-family residences and other real estate developments and mortgage loans on commercial properties. Construction loans and mortgage loans on commercial properties constituted approximately 3% and 1% of the total dollar volume of loans originated and purchased by the Company for the years ended December 31, 1996, and 1995, respectively.

     While the Company makes available a wide variety of mortgage products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans. Substantially all the loans are fixed rate mortgages. According to applicable VA guidelines, the maximum amount of a VA loan originated in Puerto Rico is currently $230,000. Pursuant to applicable FHA guidelines, the maximum amount of a FHA loan ranges from $78,660 to $152,000, depending on the municipality where the mortgaged property is located. The average loan size for FHA/VA mortgage loans and conventional mortgage loans was approximately $70,300 and $46,700, respectively, for the year ended December 31, 1996.

     The Company also offers second mortgages. During 1996, second mortgages constituted approximately 4% of the total loans originated by the Company. The maximum loan-to-appraised value ratio on second mortgages permitted by the Company is 80% (including the amount of any first mortgage).

     Commencing in 1995, the Company made a strategic decision to increase its offering of home equity or personal loans secured by mortgages up to $40,000. These loans are generally made for debt consolidation, home improvements, refinancing or other personal credit needs. These loans are generally secured by first or second mortgages on single-family residences, are payable within five to ten years and provide for higher interest rates than typical conventional mortgages. During the years ended December 31, 1996 and 1995, the Company originated approximately $74 million and $10 million of such loans, respectively.

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

     The Company's strategy is to increase its servicing portfolio primarily through internal originations through its branch network. FFCC, however, also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors in the form of GNMA securities. The amount of loans purchased from third parties was approximately $63 million, $77 million, $63 million, $1 million and $29 million, and for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively. All loans purchased consisted of FHA and VA loans.

     In addition to loan originations through its retail branch network and purchases from third parties, the Company originates mortgage loans referred to it by approved mortgage brokers. The mortgage broker receives a fee payable at closing by the borrower for its services. Approximately $34 million and $10 million of mortgage loans were originated through mortgage brokers for the years ended December 31, 1996, and 1995, respectively. Purchases of loans from other mortgage bankers in the wholesale loan market as well as origination of mortgage loans through loan brokers provides the Company with a source of low cost production that allows the Company to efficiently increase the size of its servicing portfolio.

     The following table sets forth the number and dollar amount of the Company's mortgage loan originations for the periods indicated:



                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                        1996        1995        1994        1993         1992
                                     ----------  ----------  ----------  -----------  ----------
                               (Dollars in thousands, except average initial loan balance)
FHA/VA LOANS:(1)
Number of Loans.....................     4,362       4,016       7,037        8,364       3,224
Volume of Loans.....................  $306,753    $267,909    $433,748   $  532,654    $207,239
Percent of Total Volume.............        41%         48%         57%          37%         30%
CONVENTIONAL AND OTHER
 LOANS:(2)
Number of Loans.....................     9,575       5,059       6,285       12,658       7,637
Volume of Loans.....................  $446,957    $291,537    $326,698   $  899,794    $486,484
Percent of Total Volume.............        59%         52%         43%          63%         70%
TOTAL LOANS:
Number of Loans(3)..................    13,937       9,075      13,322       21,022      10,861
Volume of Loans(4)..................  $753,710    $559,446    $760,446   $1,432,448    $693,723
AVERAGE INITIAL LOAN
BALANCE:
FHA/VA Loans........................  $ 70,300    $ 66,700    $ 61,600   $   63,700    $ 64,300
Conventional and other
Loans(2)............................  $ 46,700    $ 57,600    $ 52,000   $   71,100    $ 63,700
REFINANCING(5)......................        47%         41%         59%          80%         67%

(1) Excludes $63 million, $77 million, $63 million, $1 million and 29 million, respectively, of loans purchased from third parties, for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.
(2) Includes second mortgage loans and non-conforming loans (conventional loans that do not qualify for inclusion in the guarantee programs sponsored by FNMA or FHLMC).
(3) Includes 2,044, 834, 898 and 61, of loans funded by Doral Federal pursuant to the Master Loan Production Agreement for the years ended December 31, 1996, 1995, 1994 and 1993, respectively. See "-- Other Lending and Investment Activities -- Lending Activities of Doral Federal and Real Estate Owned" herein.
(4) Includes $98.7 million $52.3 million, $26.3 million and $4.9 million, principal amount of loans funded by Doral Federal pursuant to the Master Loan Production Agreement for the years ended December 31, 1996, 1995, 1994 and 1993, respectively. See "-- Other Lending and Investment Activities -- Lending Activities of Doral Federal and Real Estate Owned" herein.
(5)  As a percentage of the total dollar volume of loans originated.

     A substantial proportion of the Company's total mortgage loan originations consistently been comprised of refinancing loans. Demand for refinancing loans has traditionally been high in Puerto Rico because this product is often used as a vehicle for debt consolidation. For the years ended December 31, 1996, 1995 and 1994, refinancing activity represented approximately 47%, 41% and 59%, respectively, of the Company's total dollar volume of mortgage loans originated. The decrease in refinancing activity during 1994 compared to 1993 was due to the rise in interest rates experienced during the second half of 1994. The continued decrease in refinancing loans during 1995 reflected the continued weakness in demand for this product following the unusually high refinance activity experienced during 1993. A significant future increase in mortgage interest rates in Puerto Rico could adversely affect the Company's business if it results in a significant decrease in refinancing of first mortgage loans. In recent years, the Company, primarily through its HF Division, has increased relations with realtors and developers in order to increase home purchase loan originations, particularly in new residential developments. Mortgage loans to finance the acquisition of new residential units increased 63% during 1996 from $84 million to $136 million and represented 17% total mortgage loan originations for 1996 compared to 13% for 1995. The Company believes that by increasing its home purchase originations it may offset, in part, the adverse effects that increasing interest rates or lower demand for refinancing loans could have on overall mortgage loan production.

     For the years ended December 31, 1996, 1995 and 1994, non-conforming conventional loans represented approximately 31%, 45% and 28%, respectively, of the Company's total volume of mortgage loans originated.

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

     Typically, when a mortgage loan is originated through the Company's retail branches, the borrower is required to pay an origination fee to the Company. These fees range up to 6% of the principal amount of the mortgage loan, and are payable at the closing of such loan. The Company may also charge discount points depending upon market conditions and regulatory considerations as well as the Company's objectives concerning mortgage loan origination volume and pricing. The Company incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions, resulting in fluctuations in revenues from mortgage loan originations. Generally Accepted Accounting Principles ("GAAP") require that general operating expenses incurred in originating mortgage loans be charged to current expense. Direct origination costs and origination income must be deferred and amortized using the interest method, until the repayment or sale of the related mortgage loans.

     Loan Servicing. The Company's principal source of servicing rights is mortgage loan originations. When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. FFCC receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining principal amount of the loans serviced plus any late charges. During 1996, the weighted average servicing fee for the Company's servicing portfolio was approximately
 .39%. In general, FFCC's servicing agreements are terminable by the investor for cause. With respect to all mortgage loans funded by Doral Federal after October 1, 1995, Doral Federal may terminate the Company's servicing rights without cause upon notice to the Company.

     Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. There has been no termination of servicing rights by any mortgage loan owners because of the failure by the Company to service in accordance with its contractual obligations.

     At December 31, 1996 and 1995, approximately $256.6 million and $267.5 million, respectively, or 8% and 10%, respectively, of the Company's total servicing portfolio consisted of mortgage loans securitized by the Company and sold to grantor trusts or other mortgage conduits such as REMICs. The insurance company insuring the senior certificates issued by such grantor trusts and other conduits may terminate the Company's servicing rights if, among other things: (i) the Company becomes ineligible or losses its rights as an approved servicer for GNMA, FNMA or FHLMC; (ii) the number of loans included in the trusts which are delinquent 90 days or more (including properties acquired upon foreclosure) exceeds 8% of the aggregate outstanding principal balance of the mortgage loans included in the trusts; (iii) realized losses with respect to mortgage loans included in the trusts exceed certain thresholds on an annual basis (1% of the outstanding balance of mortgage loans) and on a cumulative basis over various periods of time (ranging from 0.45% to 4.00% of the original principal balance of loans in the trusts).

     The Company's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, the Company may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable.

     The following table sets forth certain information regarding the total loan servicing portfolio of FFCC for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                        1996         1995         1994         1993         1992
                                     -----------  -----------  -----------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
COMPOSITION OF SERVICING
 PORTFOLIO AT PERIOD END:
FHA and VA Mortgage Loans..........  $1,305,792   $1,117,296   $1,062,108   $  955,624   $  851,853
Conventional and Other
 Mortgage Loans(1)..................  1,762,690    1,550,964    1,581,418    1,420,031      885,571
                                     ----------   ----------   ----------   ----------   ----------
  Total Servicing Portfolio......... $3,068,482   $2,668,260   $2,643,526   $2,375,655   $1,737,424
                                     ==========   ==========   ==========   ==========   ==========
BEGINNING SERVICING PORTFOLIO......  $2,668,260   $2,643,526   $2,375,655   $1,737,424   $1,413,006

ADD:
Loans Funded and Purchased(2)......     816,566      678,330      823,834    1,433,448      722,723

LESS:
Servicing Sales Transferred........     102,000      310,000      202,000      198,700       53,400
Run-off(3).........................     314,344      343,596      353,963      596,517      344,905
                                     ----------   ----------   ----------   ----------   ----------
ENDING SERVICING PORTFOLIO.........  $3,068,482   $2,668,260   $2,643,526   $2,375,655   $1,737,424
                                     ==========   ==========   ==========   ==========   ==========
SELECTED DATA REGARDING
 MORTGAGE LOANS SERVICED:
Number of Loans....................      62,199       54,993       52,515       48,272       39,562
Weighted Average Interest Rate.....        8.53%        8.43%        8.21%        8.15%        9.09%
Weighted Average Maturity (months).         221          181          192          226          204
Weighted Average Servicing Fee Rate       .3933        .3831        .3945        .4195        .4040
DELINQUENT MORTGAGE LOANS AND
 PENDING FORECLOSURES AT PERIOD
 END:(4)
60-89 days past due................        1.77%        1.78%        1.53%        1.49%        1.39%
90 days or more past due...........        2.18%        2.22%        1.48%        1.62%        1.55%
                                     ----------   ----------   ----------   ----------   ----------
Total delinquencies................        3.91%        4.00%        3.01%        3.11%        2.94%
                                     ==========   ==========   ==========   ==========   ==========
Foreclosures Pending...............        1.12%        1.04%        1.19%        1.21%        1.44%

----------------

(1) Includes $152.3 million, $73.7 million, $26 million and $4.7 million of loans serviced for Doral Federal for the years ended December 31, 1996, 1995, 1994 and 1993, respectively, which represented 4.96%, 2.76%, 0.98%
     and 0.20% of the total servicing portfolio as of such date.
(2) Loans funded and purchased represent that portion of loans originated or purchased with respect to which the servicing rights were retained by the Company. For 1995 and 1991, there is also included $42.3 million and $49.2 million, respectively, of servicing rights acquired in bulk from third parties.
(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)  Expressed as a percentage of the total number of loans serviced.

     Substantially all of the mortgage loans in the Company's servicing portfolio are secured by single (one-to-four) family residences. Substantially all of FFCC's mortgage servicing portfolio is composed of mortgages secured by real estate in Puerto Rico. At December 31, 1996 and 1995, less than 2% of the Company's mortgage servicing portfolio related to mortgages secured by real property outside Puerto Rico (all of which were secured by real property located in the State of Florida).

     The amount of principal prepayments on mortgage loans serviced by the Company was $201 million, $160 million and $281 million for the years ended December 31, 1996, 1995 and 1994, respectively. This represented approximately 7%, 6% and 11% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid were $35,360, $37,800 and $41,800, respectively. Principal prepayments remained stable during 1996 as compared to 1995. Principal prepayments declined during 1995 and 1994 as a result of decreased refinancing activity following the refinance boom of 1993. The primary means used by the Company to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the maintenance of a strong internal origination capability that has allowed the Company to continue to increase the size of its servicing portfolio even in times of high prepayments.

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 1996 and 1995, the monthly average amount of funds advanced by FFCC under such servicing agreements was approximately $6.3 million and $4.7 million, respectively. Funds advanced by FFCC pursuant to these arrangements are generally recovered by FFCC within 30 days.

     The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with an insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. At December 31, 1996, 1995 and 1994, the Company was servicing mortgage loans with an aggregate principal amount of $74 million, $85 million and $112 million, respectively, on a recourse basis. During the last five years, losses incurred due to recourse servicing have not been material.

     In the ordinary course of business, the Company makes certain representations and warranties to purchasers and insurers of mortgage loans and to the purchasers of servicing rights. In connection with any purchases by the Company of servicing rights, the Company is also exposed to liability as a successor to third party originators' representations and warranties. If a loan defaults and there has been a breach of representations and warranties, the Company may become liable for the unpaid principal and interest on defaulted loans. In such a case, the Company may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. During 1996, 1995, and 1994, the impact of loans repurchased as a result of borrower misrepresentations was not material.

     FFCC's servicing rights provide a significant continuing source of income for FFCC. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, and any recourse provisions. During the years ended December 31, 1996, 1995 and 1994 , FFCC sold servicing rights on $102 million, $310 million and $202 million, respectively, of mortgage loans. While the Company's general strategy is to increase the size of its servicing portfolio by retaining the servicing rights related to the mortgage loans it originates and purchases, FFCC may from time to time sell additional portions of its servicing portfolio when market conditions are favorable.

     The market value of, and earnings from, the Company's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, servicing income generated from the Company's mortgage loan servicing portfolio may also decline through increased amortization and the recognition of impairment of servicing rights. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected. Increases in the rate of delinquencies and foreclosures on mortgage loans tend to increase the costs associated with administering mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Fluctuations" herein.

     HRU, Inc. provides mailing and electronic data processing services for FFCC's mortgage servicing and earns fees from FFCC based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $900,000, $860,000, and $726,000 for the years ended December 31, 1996, 1995, and 1994, respectively. FFCC owns 33% of HRU, Inc.

     Foreclosure Experience and Real Estate Owned. While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Moreover, because substantially all the mortgage loans in its servicing portfolio are serviced on a non-recourse basis, foreclosure losses in connection with the Company's Mortgage Banking Business are generally the responsibility of the investors or insurer and not of the Company. Real estate owned as a result of foreclosures ("REO") related to the Company's Mortgage Banking Business arises primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 1996, 1995 and 1994, FFCC held REO with a book value of approximately $2.2 million, $2.1 million and $2.1 million, respectively. Sales of REO resulted in net losses to FFCC of approximately $305,000, $145,000, and $473,000 for the years ended December 31, 1996, 1995 and 1994, respectively. There is no liquid secondary market for the sale of the Company's REO.

     In addition to the REO held by the Company, a real estate partnership, in which the Company owns a 15% interest and in which members of management are investors, held REO with a book value of approximately $1.8 million as of December 31, 1996. The REO was part of $4.7 million of REO that was sold by the Company to the partnership in December 1990. Of the $4.7 million purchase price, $600,000 was paid in cash and $4.1 million was paid in notes of the partnership. The Company sold $2.8 million of such notes to a financial institution with recourse to the Company. As of December 31, 1996, the unpaid balance of the notes held by the Company was $1.8 million including $1.2 million of notes previously sold to financial institutions which were repurchased during the year as a result of the recourse provision.

     With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA against foreclosure loss, while the VA guarantee is subject to a limitation which is generally equal to 25% to 50% of the principal amount of the loan, up to a maximum ranging from $22,500 to $50,750, depending upon the amount of the loan. As a result of these programs, foreclosure on these loans had generated no loss of principal as of December 31, 1996. FFCC, however, incurs about $2,200 per loan foreclosed in interest and legal charges during the time between payment by FFCC and FHA or VA reimbursement. For the years ended December 31, 1996, 1995 and 1994 total expenses related to FHA or VA loans foreclosed amounted to $60,000, $75,000 and $464,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer
(except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company which may not be recovered. Such nonrecovered expenses have been immaterial to date.

     Any significant adverse economic developments in Puerto Rico, FFCC's primary service area, could result in an increase in defaults or delinquencies on mortgage loans that are serviced by FFCC or held by FFCC pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans and increasing the costs of administering loans.

     Sale of Loans; Issuance of Mortgage-Backed Securities. FFCC customarily sells most of the loans that it originates, except for those originated by Doral Federal, which are generally held until maturity, utilizing different sales channels described below. FFCC issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans or VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers in Puerto Rico. During the years ended December 31, 1996 and 1995, FFCC issued approximately $373 million and $366 million, respectively, in GNMA-guaranteed mortgage-backed securities.

     Certain GNMA-guaranteed mortgage-backed securities sold by FFCC are in the form of GNMA serial notes. GNMA serial notes are sold in pools of $2.5 million to $5 million. Such pools are composed solely of FHA loans or VA loans originated in Puerto Rico. GNMA securities issued under the serial note program are structured into packages consisting of notes of different yields and maturities, which range from 1 to 30 years and have an average maturity of 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are offered to the public through securities broker-dealers. During the years ended December 31, 1996 and 1995, FFCC issued GNMA serial notes totaling approximately $317 million and $284 million, respectively.

     Conforming conventional loans, other than those funded by Doral Federal under the Master Loan Production Agreement, originated or purchased by FFCC are either sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which FFCC sells to securities broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides FFCC with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans.

     Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (so-called non-conforming loans) are sold to financial institutions or other private investors or are securitized into "private label" mortgage-backed securities through grantor trusts or other mortgage conduits that either are organized by the Company or third parties and sold through broker-dealers. The Company is generally able to originate non-conforming loans at higher interest rates which permits the Company to earn higher revenues on the sale of such loans through the recognition of excess servicing fees receivable. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Revenues from Mortgage Loan Sales and Fees".

     The securitization of non-conforming loans involves the creation of a grantor trust or REMIC which issues mortgage-backed securities to investors. These mortgage-backed securities normally consists of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates are made. To date, credit enhancement, in the form of an insurance policy and subordination, has generally been used to increase the credit rating of the senior certificates and thereby improve their marketability. During the years ended December 31, 1996 and 1995, the Company securitized approximately $37 million and $75 million, respectively, aggregate principal amount of non-conforming mortgage loans. Financial Security Assurance, Inc. ("FSA") insured approximately $35 million and $70 million of senior certificates issued in connection with such securitization transactions during and the years ended December 31, 1996 and 1995, respectively. Subject to market conditions, the Company contemplates entering into similar securitization transactions in the future. As part of its arrangement with FSA, the Company has agreed to retain and pledge to FSA the residual certificates issued by the respective trusts. The Company also generally retains the subordinate certificates issued in such transactions. As of December 31, 1996 and 1995, the Company held approximately $14.6 million and $13.1 million, respectively, in subordinate certificates and $7.7 million and $8.8 million, respectively, in residual certificates issued in securitization transactions involving the Company. Currently a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates represents the present value of expected future distributions on such certificates over the life of the trusts and is subject to substantial fluctuations as a result of changes in prevailing interest rates.

     The decision whether to sell non-conforming loans in bulk to local financial institutions or to securitize such loans through mortgage conduits is dependent on market conditions and the relative pricing and other terms of such alternative sales channels. Similarly, the relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA and VA loans and non-conforming loans is dependent on market conditions, the relative pricing and return on origination of the different types of mortgage loans and the maximum loans amounts for the various types of loans.

     While the Company's exchanges of mortgage loans into agency securities and sales of mortgage loans are generally made on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. Recourse sales generally involve the sale of non-conforming loans to local financial institutions. Recourse obligations have decreased in recent years, in part due to the securitization of non-conforming loans into private label mortgage-backed securities and increased sales channels that allow the Company to sell non-conforming loans to investors on a non-recourse basis or a limited recourse basis. The Company estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. The Company has not provided a reserve or allowance for losses in the Company's financial statements for these recourse obligations because the Company has historically been successful in reselling repurchased loans for at least their carrying costs. Accordingly, as of December 31, 1996, the Company did not deem it necessary to establish reserves for possible losses related to recourse obligations. At December 31, 1996 and 1995, respectively, the Company's recourse obligations relating to its mortgage servicing portfolio were approximately $74 million and $85 million, respectively. Of these recourse obligations, approximately $14 million and $16 million, respectively, in principal amount consisted of loans sold to FNMA and FHLMC or exchanged into securities of such agencies, and approximately $60 million and $69 million principal amount, respectively, consisted of non-conforming loans sold to other private investors. At December 31, 1996, existing commitments to sell loans to FHLMC aggregated $15 million and were on a non-recourse basis.

     In addition to the sale of the "private label" mortgage-backed securities referred to above, the Company has, from time to time, sold mortgage-backed securities in bulk to local broker-dealers or financial institutions. These mortgage-backed securities are often converted into collateralized mortgage obligations by the purchasers and sold in the local Puerto Rico market.

     From time to time, the Company may sell mortgage-backed securities subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities a put option that grants the buyer the right to sell, and obligates the Company to buy, the securities at a future date at a negotiated price. Sales of securities with puts are accounted for as sales or borrowings based on an assessment of the probability that the put option will be exercised. If, on the transaction date, the Company determines that it is probable that the put option will not be exercised, the transaction is accounted for as a sale. Conversely, if it is determined that it is probable that the put option will be exercised, the transaction will be accounted for as a secured borrowing. As of December 31, 1996, the Company had outstanding $105 million in mortgage-backed securities sold subject to put arrangements, which expire in varying amounts from January 1997 through April 1999, all of which were accounted for as sales.

     Market Interest Rates and Net Interest Income. A greater proportion of the Company's net income has generally been composed of net interest income than is typical of mortgage banking institutions in the mainland United States. This is primarily due to the fact that the Company has traditionally held FHA-VA mortgage loans and GNMA mortgage-backed securities for longer periods prior to sale than mortgage banking institutions generally do, in order to maximize the tax exempt interest income earned on such instruments. See "Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" herein.
For the years ended December 31, 1996 and 1995, the Company held mortgage loans (including mortgage-backed securities) prior to sale for an average period of 259 days and 352 days, respectively. The decrease in the number of days mortgage loans and mortgage-backed securities were held during 1996 was primarily due to increased sales of mortgage loans and mortgage-backed securities during the period.

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

     Interest Rate Management. The Company's Mortgage Banking Business is subject to the risk that future changes in interest rates may adversely affect the value of the Company's portfolio of mortgage loans and mortgage-backed securities. Interest rate fluctuations may also adversely affect the Company's net interest income. FFCC attempts to minimize these risks through the use of forward commitments and other hedging techniques. For a more detailed discussion of such risks and the techniques used by the Company to attempt to mitigate such risks see "Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Fluctuations," herein.

     Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment. In general, the Puerto Rico market for mortgage-backed securities is an extension of the United States market with respect to pricing, rating of the investment instruments, and other matters. However, the Puerto Rico secondary mortgage market has historically benefitted from certain incentives provided by United States and Puerto Rico tax laws. Section 936, which has historically provided certain of these incentives, was repealed on August 20, 1996, subject to a ten-year grandfather period discussed below.

     Under the various Puerto Rico Industrial Incentives Acts (the "Industrial Incentives Acts"), certain investment income earned by qualified manufacturing entities or service enterprises ("Exempt Companies") is exempt from Puerto Rico income tax. The Industrial Incentive Acts also encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable 10% tax (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on funds of Exempt Companies ("936 Funds") placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers), provided such funds are invested in certain "eligible activities" as defined in regulations promulgated by the Office of the Commissioner, including certain mortgage loans and mortgage-backed securities and warehousing loans to finance the origination of mortgage loans.

     Most Exempt Companies are United States corporations ("Section 936 Corporations") that meet certain requirements and have elected the benefits of
Section 936 of the Internal Revenue Code ("Section 936"). Section 936 has historically permitted 936 Corporations to credit against their United States corporate income tax a portion of such tax attributable to (i) income derived from the active conduct of a trade or business within Puerto Rico or from the sale or exchange of substantially all assets used in the active conduct of such trade or business ("Active Business Income") and (ii) qualified possession source investment income ("QPSII"). QPSII includes interest derived from mortgage loans secured by real property located in Puerto Rico and mortgage-backed securities consisting of such mortgage loans as well as interest on deposits with financial institutions which in turn use such funds to finance the origination of certain qualifying eligible activities that include mortgage loans and other qualifying assets. In the past, the credit provided by QPSII has favorably affected FFCC's net interest income by helping create a pool of lower-cost funds that FFCC could access through financial intermediaries such as banks and broker-dealers and use to fund mortgage loans and mortgage-backed securities pending sale. The credit provided for QPSII also tended to increase the demand for Puerto Rico mortgage loans and mortgage-backed securities by providing incentives for 936 Corporations and financial intermediaries to invest in certain mortgage loans and mortgage backed securities originated in Puerto Rico.

     The Omnibus Budget Reconciliation Act of 1993 amended various provisions of Section 936. The amendments (the "OBRA Amendments"), were generally effective for taxable years beginning after December 31, 1993, and permitted a taxpayer to compute the tax credit available under Section 936 (the "936 Credit") as under prior law but limited the amount of credit allowed with respect to Active Business Income under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit was equal to a fixed percentage of the amount of tax credit allowable under prior law (the "Fixed Percentage Method"). This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998, such percentage would be 40%. Under the second alternative (the "Economic Activity Method"), which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit could not exceed the sum of the following three components: (i) 60% of the qualified possession wages and the allocable fringe benefits paid by the taxpayer, (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property and
(iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. The OBRA Amendments did not limit the 100% credit available under Section 936 for QPSII.

     On August 20, 1996, the Small Business Job Protection Act, which provides for the repeal of Section 936, was signed into law. 936 Corporations that were engaged in the active conduct of trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for the corporation's taxable year which includes such date will have the benefit of a ten-year grandfather rule.
Under the grandfather rule, the amount of Active Business Income eligible for the 936 Credit is subject to certain caps similar to those introduced by the OBRA Amendments that will vary depending upon whether the 936 Corporation computed its 936 Credit under the Economic Activity Method (which was moved to a new Section 30A of the Code) or under the Fixed Percentage Method. The credit available for QPSII was not entitled to the benefit of the grandfather rule and was eliminated with respect to amounts received or accrued for taxable years commencing after December 31, 1995 but no earlier than July 1, 1996.

     While the long-term impact of the repeal of Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of Section 936, particularly the elimination of the credit for QPSII, could also lead to a decrease in the amount of 936 Funds invested in Puerto Rico financial assets by 936 Corporations, including mortgage loans and mortgage-backed securities. While the final magnitude of the impact of any such changes on the Company's profitability or financial condition cannot be determined at this time, management believes, based on recent experience, that the principal impact of the loss of 936 Funds will be a moderate increase in the Company's funding costs. The Company has taken steps to attempt to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "--Funding" herein.

     In addition to the foregoing incentives, interest derived from FHA loans or VA loans secured by real property in Puerto Rico originated after June 30, 1983, and, under certain circumstances, on or before February 15, 1973, and from GNMA certificates consisting of such mortgages, is exempt from Puerto Rico income tax. FHA and VA mortgage loans are also exempt from Puerto Rico gift and estate taxes. Individuals who are bona fide residents of Puerto Rico are also not subject to United States federal income tax on income from Puerto Rico sources, including interest income derived from mortgage loans originated in Puerto Rico whose mortgagors are residents of Puerto Rico. The exemption for interest earned on FHA loans, VA loans and GNMA certificates tends to increase the demand for these products and the price the Company may obtain upon their sale. From time to time, the government of Puerto Rico has examined whether the existing tax exemption for FHA and VA loans and GNMA securities should be modified or repealed. For a discussion of a pending proposal to eliminate the tax exemption on FHA and VA loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Possible changes in Favorable Puerto Rico Tax Laws."

     Any change in Puerto Rico's political status could also result in the elimination or modification of these tax benefits described above. See "The Commonwealth of Puerto Rico -- Relationship of Puerto Rico with the
United States" for a description of legislation introduced into the United States Congress regarding the holding of a referendum on the political status of Puerto Rico.

OTHER LENDING AND INVESTMENT ACTIVITIES

     Lending Activities of Doral Federal and Real Estate Owned. The Company, through Doral Federal, originates for investment mortgage loans secured by residential real estate, including personal loans up to $40,000 secured by first or second mortgages. To a lesser extent, Doral Federal also originates development and construction loans, commercial real estate loans and general commercial loans. Prior to being acquired by the

Company in September 1993, Doral Federal also engaged in unsecured consumer and commercial lending and finance leases. During 1996 Doral Federal commenced to offer unsecured consumer loans on a limited basis.

     At December 31, 1996 and 1995, loans held for investment which were originated as part of the Company's other lending activities through Doral Federal, totaled $128.8 million and $51.4 million, respectively, and 81% and 72%, respectively, of such loans were secured by mortgages on owner-occupied single-family residences. While Doral Federal has nationwide lending authority as a federal savings association, substantially all of its loans are secured by real property located in Puerto Rico. At December 31, 1996 and 1995, 98% and 99%, respectively, of the mortgage loans held for investment by Doral Federal were secured by property located in Puerto Rico. At December 31, 1996, the largest loan held for investment by Doral Federal was $645,000 and the maximum aggregate amount of loans that Doral Federal could make to a single borrower under OTS regulations was $3.5 million. The Company anticipates continued growth in Doral Federal's portfolio of loans held for investment.

     In addition to its portfolio of loans held for investment, Doral Federal maintains a portfolio of mortgage loans held for sale consisting entirely of first mortgage loans secured by residential properties. As of December 31, 1996 and 1995, Doral Federal held mortgage loans available for sale of $35.0 million and $31.7 million, respectively. Such mortgage loans are recorded in the financial statements of the Company at the lower of cost or market value.

     In connection with FFCC's acquisition of Doral Federal, Doral Federal entered into a Master Loan Production Agreement with the Company whereby the Company agreed to help the thrift meet its stated production goals by, among other things, (1) advertising, promoting and marketing to the general public,
(2) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Federal's underwriting guidelines, and
(3) providing personnel and facilities with respect to the execution of loan agreements. In the future, Doral Federal may determine to engage in direct mortgage loan originations through its branch network.

     For mortgage loans originated prior to October 1, 1995, Doral Federal had in effect a Master Purchase, Servicing and Collection Agreement (the "Master Purchase Agreement") with the Company providing for the sale by Doral Federal to the Company of the servicing rights to all first and second mortgage loans secured by residential properties, all loans secured by commercial real estate, all commercial business loans, consumer and any other loans secured by mortgages and forming a part of Doral Federal's loan portfolio (the "Doral Federal Loans"). The Master Purchase Agreement further provides that the Company, exclusively, will service the Doral Federal Loans according to a fee schedule contained in the Master Purchase Agreement. The fee schedule provides that the purchase price of the servicing rights with respect to the Doral Federal Loans is a percentage of the outstanding principal amount of such Doral Federal Loans.

     For Doral Federal Loans originated after October 1, 1995, the Master Purchase Agreement was substituted with a Master Servicing and Collection Agreement (the "Master Servicing Agreement") whereby Doral Federal will contractually agree to service all Doral Federal Loans originated after the date of the Master Servicing Agreement. Under the Master Servicing Agreement, FFCC will not, however, purchase the intangible right to service such Doral Federal Loans. The Company is entitled to receive a servicing fee ranging from 25 to 50 basis points of the outstanding principal amount of the Doral Federal Loans being serviced. Doral Federal retains the right to terminate the Company's servicing rights, without cause, upon notice to the Company.

     The following table sets forth certain information regarding the Company's loans held for investment as part of its other lending activities through Doral Federal as of the dates indicated:


                                            DECEMBER 31,  PERCENT   DECEMBER 31,  PERCENT
                                                1996      OF TOTAL      1995      OF TOTAL
                                            ------------  --------  ------------  --------
                                                        (DOLLARS IN THOUSANDS)
Construction loans..........................   $  2,793      2%         $ 2,637       5%
Residential mortgage loans..................     91,595     70           29,481      57
Commercial real estate......................     18,462     14            9,205      18
Consumer -- Secured by mortgage.............     12,207      9            7,362      14
Consumer -- other...........................        356     (1)             324      (1)
Commercial (non-real estate)................      2,047      2              702       1
Loans on Saving Deposits....................      1,771      1            1,940       4
Land secured................................        814     (1)             330      (1)
                                               --------    ---          -------     ---
 Gross loans(2)(3)..........................    130,046    100%          51,980     100%
                                               --------                 -------
Less:
 Unearned interest and deferred loan fees...       (561)                   (383)
 Allowance for loan losses..................       (719)                   (242)
                                               --------                 -------
                                                 (1,280)                   (625)
                                               --------                 -------
 Loans receivable, Net(4)...................   $128,766                 $51,355
                                               ========                 =======

(1)  Less than one percent.
(2)  Sum of the columns may not add up to the totals due to rounding.
(3) Excludes residential mortgage loans held for sale by Doral Federal of $35.0 million and $31.7 million as of December 31, 1996 and 1995, respectively.
(4) Net of deferred loan fees resulting from the sale of servicing rights to affiliates which are eliminated in the preparation of the Company's Consolidated Financial Statements.

     Doral Federal originates adjustable and fixed interest rate loans. However, given traditional consumer preferences in Puerto Rico for fixed rate mortgage loans, Doral Federal's principal product, the Company does not anticipate significant growth in adjustable rate mortgages. At December 31, 1996 and 1995 approximately 3% and 7%, respectively, of Doral Federal's loans held for investment were adjustable rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to the prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Federal pays on the short-term deposits that have primarily funded these loans.

     The following information indicates as of December 31, 1996, with respect to the Company's loans held for investment through Doral Federal, the time periods during which fixed rates loans mature and adjustable rate loans reprice:


          FIXED RATE LOANS                       ADJUSTABLE RATE LOANS
          ----------------                       ---------------------
                           BOOK                                        BOOK
                           VALUE                                      VALUE
                           -----            TERM OF DATE OF           -----
  TERM TO MATURITY    (IN  THOUSANDS)       RATE ADJUSTMENT       (IN THOUSANDS)
  ----------------    ---------------  -------------------------  --------------
                                (DOLLARS IN THOUSANDS)

1 month -- 1 year            $  3,349  1 month -- 1 year                  $3,808
1 year -- 3 years               2,011  Non-performing                        188
3 years -- 5 years              6,030                                     ------
5 years -- 10 years            32,501                                     $3,996
10 years -- 20 years           44,897                                     ======
   Over 20 years               35,722
   Non-performing               1,540
                             --------
                             $126,050
                             ========


     Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets ("NPAs") consist of loans on a non-accrual basis and other real estate owned. Doral Federal's policy is to place all loans 90 days or more past due on non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. Mortgage loans held for sale as part of the Company's Mortgage Banking Business are normally only placed on a non-accrual basis upon commencement of foreclosure proceedings (which normally occurs within six to eight months following default). For the years ended December 31, 1996, 1995 and 1994, the Company would have recognized $114,000, $211,000 and $287,000, respectively, in additional interest income had all delinquent loans owned by the Company been accounted for on an accrual basis. See "-- Regulation -- Savings and Loan Operations -- Doral Federal -- Classification of Assets" for additional information regarding classified assets of Doral Federal.

     The following table sets forth information with respect to the Company's non-accrual loans, REO and other nonperforming assets as of December 31, 1996, 1995 and 1994.


                                                               DECEMBER 31,
                                                               -----------
                                                         1996      1995      1994
                                                         ----      ----      ----
                                                          (DOLLARS IN THOUSANDS)
Mortgage Banking Business(1):
 Non-accrual loans(2).................................. $    -    $1,250    $4,260
 Other real estate owned...............................  2,246     2,085     2,029
 Other nonperforming assets(3).........................  1,833       893       448
Other Lending Activities through Doral Federal(4):
 Non-accrual loans.....................................  1,728       949       459
 Other real estate owned...............................      -        --        87
 Total NPAs as a percentage of loans receivable, net...
  and other real estate owned..........................    1.3%      1.8%      1.6%
 Ratio of allowance for loan receivables to
  nonperforming loans..................................  41.62%    25.50%    93.25%

(1) Includes mortgage loans held for sale and real estate owned related to the Company's Mortgage Banking Business.
(2) Of the amounts shown $1.25 million and $2.9 million represented loans that were required to be repurchased by a non-affiliated Puerto Rico government institution at par on a non-recourse basis as of December 31, 1995 and 1994, respectively.
(3) This amount refers to a mortgage loan to a real estate partnership to which the Company previously sold REO. This loan is included in "Mortgage-backed securities and investments held to maturity" in the Company's financial statements. See "-- Mortgage Banking Business -- Foreclosure Experience and Real Estate Owned."
(4)  Includes mortgage loans and REO of Doral Federal.

     The Mortgage Banking Business' other real estate owned arises primarily through foreclosure on mortgage loans repurchased from investors, either because of breach of representations or warranties or pursuant to recourse arrangements. The Company believes that the value of the REO reflected on its financial statements represents a reasonable estimate of the properties' fair value, net of cost of sales. During the past five years, the impact of loans repurchased as the result of breach of representations or warranties or pursuant to recourse arrangements has not been material.

     The provision for loan losses relating to loans held by Doral Federal was $719,000 as of December 31, 1996 as compared to $242,000 as of December 31, 1995. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio and an increase in the amount of home equity and consumer loans secured by mortgages for which Doral Federal provides a higher allowance.

     The percentage of the allowance for loan losses to nonperforming loans held for investment will not remain constant due to the nature of Doral Federal's portfolio of mortgage loans, which are primarily collateralized by real estate. The collateral for each nonperforming mortgage loan is analyzed by Doral Federal to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an on-going basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary. The following table summarizes certain information regarding the Company's allowance for loan losses related to loans held for investment by Doral Federal and losses on other real estate owned for both Doral Federal and the Company's Mortgage Banking Business for the periods indicated.


                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                      1996      1995      1994
                                      ----      ----      ----
                                       (DOLLARS IN THOUSANDS)
REAL ESTATE HELD FOR SALE:
Balance at beginning of period....... $ 356     $ 356     $ 525
Provision for losses.................    --        --        --
Losses charged to the allowance......    --        --      (169)
Other................................    --        --        --
                                     ------     -----     -----
Balance at end of period............. $ 356     $ 356     $ 356
                                      =====     =====     =====
ALLOWANCE FOR LOAN RECEIVABLES(1):
Balance at beginning of period....... $ 242     $ 428     $ 234
Provision for loan losses............   655       110       168
Recoveries...........................    49         7        26
Losses charged to the allowance......  (227)     (303)       --
                                      -----     -----     -----
Balance at end of period............. $ 719     $ 242     $ 428
                                      =====     =====     =====

(1)  Relates to loans held for investment by Doral Federal.

     Other Investment Activities. As a result of the Company's mortgage securitization activities, the Company maintains a substantial portfolio of mortgage-backed securities held for trading. At December 31, 1996, the Company held securities held for trading with a fair value of $411.4 million, approximately $371.6 million of which consisted of GNMA and other tax-exempt securities. These tax-exempt securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon.

     As of December 31, 1996, the Company also held approximately $109.1 million of securities and other investments which are classified as held to maturity because the Company had the intent and ability to hold these securities until maturity. Of this amount, approximately $48.4 million were held by Doral Federal. The $58.8 million in securities classified as held to maturity included as part of the Company's Mortgage Banking Business consist of tax exempt GNMA-backed collateralized mortgage obligations. The holding of these securities until maturity is consistent with the Company's strategy to maximize tax exempt interest income. The Company does not believe that the holding of these securities will have an adverse effect on the liquidity of the Company because it believes that it will be able to obtain continuous financing for these securities under its existing credit facilities or pursuant to deposits, in the case of securities owned by Doral Federal.

     For information regarding the amortized cost, fair value, maturity dates and aggregate gross unrealized holding gains and losses with respect to the Company's mortgage-backed securities and other investments held to maturity, refer to Note 7 to the Company's Consolidated Financial Statements included elsewhere herein.

      As of December 31, 1996, Doral Federal also held approximately $12.0 million in FNMA, FHLMC and GNMA mortgage-backed securities that are classified as available for sale. For additional information regarding such securities refer to Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

BROKER-DEALER ACTIVITIES

     In September 1996, the Company's new broker-dealer subsidiary, AAA Financial, commenced operations. While AAA Financial intends to engage in a general securities business, it is currently emphasizing the sale of Puerto Rico tax exempt GNMA securities and other Puerto Rican securities. AAA also earns revenues in the form of net interest income form the operation of a repurchase book operation. As of December 31, 1996, AAA Financial operated from a single branch in the San Juan metropolitan area and employed 16 persons.

FUNDING

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

     Prior to issuance of GNMA or other mortgage-backed certificates, FFCC's mortgage loans are funded almost entirely by borrowings under warehousing lines of credit or other financing agreements, such as pre-sale, gestation facilities and repurchase agreements, with financial institutions. FFCC's principal short term facilities include a Syndicated Credit Agreement with Bankers Trust Company and four other lending institutions (the "Syndicated Credit Agreement"), warehousing lines of credit with three local commercial banks and pre-sale, gestation or repurchase facilities with three affiliates of major U.S. brokerage houses. Pre-sale or gestation facilities generally permit the Company to obtain more favorable financing rates once mortgage loans been assigned to a pool but prior to securitization. These facilities also generally allow for the financing of mortgage-backed securities upon issuance. Typically, FFCC finances between 90% and 95% of the principal amount of its mortgage loans and secures advances under its lines of credit by pledging such loans and the servicing agreements relating thereto to such banks or financial institutions, a practice commonly referred to as "warehousing." The percentage of principal amount will range from 90% for conventional mortgages (one bank will only lend up to 80% of the principal amount of conventional mortgages) to 95% for FHA and VA loans. FFCC pays interest on its lines of credit at floating rates which vary with market conditions. The interest rates on these lines of credit have been lower than the interest rates which FFCC earns on the mortgage loans pledged to secure such financing. Amounts borrowed under lines of credit are payable upon demand and, except in the case of gestation facilities, are usually repaid after FFCC packages such mortgage loans into GNMA, FNMA or FHLMC certificates and receives the proceeds from the sale of such certificates or the financing of such securities under repurchase agreements. FFCC's warehousing lines of credit are generally terminable at the discretion of the lender.

     FFCC also obtains short-term financing through repurchase agreements with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and, to a lesser extent, private label mortgage-backed securities, and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its bank warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the costs of funds borrowed under FFCC's warehousing lines of credit. FFCC's continued use of repurchase agreements will depend upon the cost of repurchase agreements relative to the cost of borrowing under lines of credit from banks.

     Commencing in 1993, the Company made a strategic decision to diversify its sources of funding and to obtain funding from sources outside of Puerto Rico. As of December 31, 1996, the Company's credit facilities included three pre-sale or gestation facilities with affiliates of major U.S. brokerage houses and the Syndicated Credit Facility. Obtaining credit from financial institutions located outside Puerto Rico generally permits the Company to obtain larger lines of credit and reduces its dependence on funding available in the local market.

     As part of its strategy to continue to diversify its sources of funding, FFCC entered into the Syndicated Credit Agreement on June 30, 1995. The Syndicated Credit Agreement currently provides for credit facilities totaling up to $110 million and expiring on June 27, 1997. The facilities include: (i) a $100 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities; (ii) a $7 million secured one-year revolving credit facility to provide financing for receivables and working capital needs; and (iii) an additional $3 million working capital facility. The amounts available under the Syndicated Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility and receivables relating to servicing advances and real estate owned for the second facility. A $17.7 million servicing secured facility previously outstanding under the Syndicated Credit Agreement was paid in full in October 1996 from the proceeds of the Company's Senior Notes discussed below.

     During 1995, the Company also entered into a Debenture Purchase Agreement dated September 25, 1995, as amended and restated as of December 15, 1995 (the "Debenture Purchase Agreement") with BanPonce Corporation ("BanPonce") a bank holding company headquartered in San Juan, Puerto Rico, providing for the issuance and sale to BanPonce of up to $10,000,000 of Convertible Subordinated Debentures in a private placement transaction. Approximately $6.6 million of Convertible Subordinated Debentures were issued on September 25, 1995 and the remaining $3.4 million were issued on December 22, 1995. The Convertible Subordinated Debentures are convertible into shares of common stock at a conversion price of $17.50 per share, subject to adjustment in certain events. In order to facilitate the receipt of all required regulatory approvals, approximately $1.8 million of the Convertible Subordinated Debentures are not convertible into shares of Common Stock prior to January 1, 1999. The Convertible Subordinated Debentures are subordinated to all existing and future senior debt (as defined in the Debenture Purchase Agreement) of the Company. If the entire $8.2 million of the Convertible Subordinated Debentures that are immediately convertible into shares of Common Stock were converted, they would equal 466,262 shares, or approximately 4.9% of the Company's total outstanding shares of Common Stock as of March 7, 1997, as adjusted for the conversion of such Convertible Subordinated Debentures. Under the terms of the Debenture Purchase Agreement, BanPonce also obtained the right to acquire up to 200,000 additional shares of Common Stock at a price of $17.50 per share (subject to adjustment in certain events) to the extent that the shares of Common Stock issued or issuable upon conversion of all the Debentures (including the Convertible Subordinated Debentures that are not immediately convertible) represent less than 5% of the Company's fully diluted outstanding shares of Common Stock.

     On October 10, 1996, the Company issued $75,000,000 of its 7.84% Senior Notes due 2006 (the "Senior Notes"). The Senior Notes were issued pursuant to an Indenture entered into between the Company and Bankers Trust Company, as trustee. The Senior Notes were sold in a public underwritten offering through BT Securities Corporation. The net proceeds from the sale of the Senior Notes were used to repay $17.7 million owed by the Company under a five-year senior servicing secured loan facility under the Syndicated Credit Agreement, and for general corporate purposes, including capital contributions to Doral Federal, AAA Financial and other subsidiaries.

     FUNDING ARRANGEMENTS RELATING TO SAVINGS AND LOAN OPERATIONS. Deposits and borrowings, consisting of FHLB-NY advances and term notes, are the primary sources of Doral Federal's funds for use in its lending, investment and other business activities. In addition, Doral Federal obtains funds in the form of loan repayments and income from operations as well as capital contributions from FFCC. FFCC made capital contributions of $5 million and $8.5 million in Doral Federal during 1996 and 1995, respectively. Loan repayments are a relatively stable source of funds while net increase in deposits are significantly influenced by general interest rates and money market conditions.

     Deposits have been the principal source of funds for Doral Federal's lending activities. At December 31, 1996, Doral Federal held $187 million in deposits at a weighted average interest rate cost of 3.80%. Doral Federal offers passbook savings accounts, checking accounts, NOW accounts and fixed interest rate certificate accounts with varying maturities. A substantial portion of Doral Federal's deposits consist of non-interest bearing wholesale deposit accounts such as corporate and custodial accounts. At December 31, 1996, $64.2 million or approximately 34% of Doral Federal's total deposits consisted of non-interest bearing accounts. Approximately 90% of such amount related to corporate and custodial accounts of the Company and its affiliates. This amount includes approximately $28.3 million in corporate accounts of the Company and its affiliates which are eliminated in the preparation of the Company's Consolidated Financial Statements. Corporate accounts of the Company as well as escrow and custodial accounts related to the Company's Mortgage Banking Business represent a stable low cost funding source for Doral Federal. For additional information regarding the characteristics of Doral Federal's deposit accounts, refer to Note 19 of the Company's Consolidated Financial Statements included elsewhere herein.

     Doral Federal may also obtain funding through collateralized borrowings directly from the Federal Home Loan Bank of New York (the "FHLB-NY") and through borrowings secured by FHLB-NY letters of credit, up to a maximum of 30% of total assets. Such advances or letter of credit reimbursement obligations must be secured by qualifying assets with a market value of at least 110% of the outstanding obligation. At December 31, 1996, Doral Federal had $15 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.24%. For additional information regarding funding for Doral Federal through the issuance of term notes secured by FHLB-NY letters of credit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

     From time to time, Doral Federal may also obtain funding through the use of repurchase agreements with brokerage firms and other financial institutions. As of December 31, 1996, Doral Federal did not have any outstanding borrowings under repurchase agreements.

FUNDING ARRANGEMENTS RELATING TO BROKER-DEALER OPERATIONS

     Since commencing operations in September 1996, AAA Financial's primary sources of funding have been capital contributions from FFCC, repurchase agreements with financial institutions and other institutional investors involving marketable securities and cash flows from operations.

PUERTO RICO INCOME TAXES

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

     The Company is also subject to an alternative minimum tax of 22% on its alternative minimum tax net income. In computing the Company's alternative minimum tax net income its interest expense deduction will be reduced in the same proportion that its exempt obligations (including FHA loans, VA loans and GNMA securities) bear to its total assets. Therefore, to the extent that the Company holds FHA loans or VA loans and other exempt obligations, it may be subject to the payment of the 22% alternative minimum tax.

     Under PRIRC, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Effective for taxable year commencing after June 30, 1995, FFCC is entitled to a 100% dividend received deduction on dividends received from Doral Mortgage or any other Puerto Rico corporation subject to tax under PRIRC. No dividends received deduction is available for dividends received from U.S. corporations such as Doral Federal. Effective July 1, 1995, the PRIRC also provided for the elimination of the existing 29% withholding tax applicable on interest paid to non-resident corporations and individuals as well as a reduction of the withholding tax applicable to dividends payable to non-resident corporations and individuals from 25% to 10%.

UNITED STATES INCOME TAXES

     FFCC and its subsidiaries, other than Doral Federal, are corporations organized under the laws of Puerto Rico. Accordingly, FFCC and its subsidiaries, other than Doral Federal, are subject generally to United States income tax only on their income, if any, from sources within the United States. Prior to 1992, the Company did not earn any income that was subject to United States income tax. Doral Mortgage operates two branches in the State of Florida. Accordingly, Doral Mortgage is subject to both Florida income and franchise taxes and federal income tax on income effectively connected with the conduct of the trade or business of these branches. In addition, the United States may impose a branch profits tax of 30% in the event that profits from the Florida branches are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a tax credit in Puerto Rico, subject to certain limitations.

     Doral Federal, as a federal savings association, is also subject to U.S. income taxes. It will be entitled to a foreign tax credit for a portion of income taxes paid to the Puerto Rico Treasury Department. Doral Federal has also elected to qualify for the benefits provided under Section 936 which allows an income tax credit for a portion of the U.S. income taxes attributable to the earnings derived from sources within Puerto Rico. See "Mortgage Banking Business -- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" for a description of Section 936. On February 24, 1997, Doral Federal filed an application with Puerto Rico banking authorities for authority to convert its banking charter to that of a Puerto Rico chartered commercial bank. See "Regulations--Savings and Loan Operations--Proposed Charter Conversion of Doral Federal and Related Regulatory Consequences to the Company." Following the conversion of Doral Federal to a Puerto Rico commercial bank, it would be subject to taxation in substantially the same manner as FFCC and the other subsidiaries of the Company.

EMPLOYEES

     At December 31, 1996, FFCC employed 823 persons, of whom 413 were administrative personnel, 130 were loan originators, 119 were involved in processing of loan applications (including quality control auditors), 17 were loan underwriters, 137 were involved in loan servicing activities and 7 engaged in financial consulting activities. None of FFCC's employees is represented by a labor union and FFCC considers its employee relations to be excellent.

REGULATION -- MORTGAGE BANKING BUSINESS

     The Company's Mortgage Banking Business is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required annually to submit to FNMA, FHA, FHLMC, GNMA, HUD and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to supervision and examination by FNMA, FHA, FHLMC, GNMA, HUD and VA at all times to assure compliance with their applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company is also subject to regulation by the Office of the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum interest rates on certain mortgage products. Although the Company believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of the Company.

     FFCC and each of its mortgage banking subsidiaries is licensed by the Office of the Commissioner as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, FFCC has not had any difficulty in renewing its authorization to act as a mortgage banking institution, and management is unaware of any existing practices, conditions or violations which would result in FFCC being unable to receive such authorization in the future. FFCC operations in the State of Florida are subject to supervision by the Florida Department of Banking and Finance.

     Section 5 of the Puerto Rico Mortgage Banking Institutions Law (the "Mortgage Banking Law") requires the prior approval of the Office of the Commissioner for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term "control" means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 5 of the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in change of control, the Office of the Commissioner is obligated to make such inquiries as he deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the Office of the Commissioner whether or not to authorize a proposed change of control is final and non-appealable.

REGULATION -- SAVINGS AND LOAN OPERATIONS

The Company

     As a result of the acquisition of Doral Federal in September 1993, FFCC became a savings and loan holding company ("SLHC"), subject to the restrictions and requirements of the Home Owners' Loan Act, as amended (the "HOLA"). FFCC is registered as an SLHC with the Director (the "Director") of the OTS and is subject to the various requirements of Sections 10 and 11 of the HOLA and the regulations thereunder, including examination, supervision and reporting requirements. Of particular importance, is the requirement that a subsidiary savings association give the Director at least 30 days' advance notice of the proposed declaration by its directors of dividends on its stock. Any such dividend declared within the 30-day notice period, or declared without giving such notice, is invalid. Payment of cash dividends by a savings association on shares of its capital stock is also subject to the limitations on capital distributions imposed by the OTS. See "Regulation -- Savings and Loan Operations -- Doral Federal -- Dividends."

     Federal law and OTS regulations place certain limits on the types of activities in which a SLHC and its subsidiaries may engage. However, in general, these activity restrictions do not apply to a holding company that controls only one savings and loan association, provided such association meets the "qualified thrift lender" test, which generally requires an association to have 65% of its portfolio assets in "qualified thrift investments" for nine months out of the immediately preceding 12 months. For Puerto Rico-based institutions, these investments include, among other things, home mortgages, mortgage-backed securities, and personal loans. In the event a SLHC's subsidiary savings association does not hold sufficient "qualified thrift assets" to meet the "qualified thrift lender test", a SLHC may be deemed for regulatory purposes to become a bank holding company. In such event, a SLHC would become subject to certain activity restrictions. In addition, any savings association subsidiary would be subject to the activity and branching restrictions applicable to national banks, including the application of the statutes and regulations governing the payment of dividends by a national bank in the same manner and to the same extent as though it were a national bank. Under the National Bank Act, national banks are only permitted to pay dividends out of "net profits" (as defined therein) subject to the requirement that a certain portion of net profits must be carried periodically to the bank's surplus fund until the surplus fund shall equal its common capital. Capital may not be used to pay dividends. Doral Federal currently is in compliance with the "qualified thrift lender" test and expects to continue to comply with this requirement.

     With certain specific exceptions, a SLHC is prohibited from acquiring more than 5% of the "voting shares" of a savings association that is not a subsidiary, or of another SLHC that is not a subsidiary. An association which is a subsidiary of a SLHC is prohibited from or subject to restrictions upon engaging in certain transactions involving its affiliates under the provisions of Sections 23A and 23B of the Federal Reserve Act, which are made applicable to savings associations under the HOLA. In general, the term "affiliate" with respect to such subsidiary savings association would include the SLHC, its subsidiaries and companies controlled by it, and would also include a bank subsidiary of a savings association, but not a non-bank subsidiary thereof (unless a contrary determination were made by the OTS pursuant to Section 23A as to such non-bank subsidiary).

     Because of the Company's status as a SLHC, owners of the Common Stock are subject to certain restrictions and disclosure obligations under various federal laws, including the Change in Bank Control Act (the "Control

Act") and the Savings and Loan Holding Company Act (the "SLHCA").
Regulations pursuant to the Control Act and the SLHCA generally require prior OTS approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock or 25% of any class of nonvoting stock and is subject to any of the "control factors" set forth in such regulations. The control factors relate, among other matters, to the percentage of such company's debt or equity owned by the person (or persons acting in concert), agreements giving the person (or persons acting in concert) influence over a material aspect of the company's management or policies, and the number of seats on the board of directors of the company held by the person (or persons acting in concert). One of the "control factors" is a holder's status as one of the two largest holders of any class of voting stock. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. This regulatory requirement may have the effect of discouraging takeover attempts against the Company and may limit the ability of persons, other than Company directors duly authorized by the Company's board of directors, to solicit or exercise proxies, or otherwise exercise voting rights, in connection with matters submitted to a vote of the Company's stockholders.

Doral Federal

     General. Doral Federal is a federal savings association. Accordingly, its investments, borrowing, lending, issuance of securities, establishment of branch offices and all other aspects of its operation are subject to the jurisdiction of the OTS.

     As a creditor and financial institution, Doral Federal is subject to certain regulations promulgated by the Federal Reserve Board including, without limitations, Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act). As a real property lender and as owner of real property, including real estate owned pursuant to foreclosure, financial institutions, including Doral Federal, may also be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     As an Eligible Depository Institution licensed to receive 936 Funds directly from 936 Corporations, Doral Federal is subject to an annual license renewal and certain regulations promulgated by the Office of the Commissioner. The regulations are designed to require that 936 Funds received by Doral Federal are channeled into investments that promote employment, production and income in Puerto Rico.

     Capital Requirements. Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") established capital standards for savings associations, including three capital requirements: a "leverage ratio" or "core capital requirement," a "tangible capital requirement" and a "risk-based capital requirement." FIRREA required the Director to promulgate regulations to prescribe and maintain uniform capital standards for all savings associations. Pursuant to FIRREA, these capital standards must be no less stringent than the capital standards applicable to national banks. Current capital requirements are discussed below.

     An institution is required by statute to maintain tangible capital of not less than 1.5% of adjusted total assets. "Tangible Capital" consists of core capital less any intangible assets, plus a limited amount of mortgage servicing rights ("MSR") valued in accordance with OTS regulations. Any MSR over this limit would generally be deducted in calculating tangible capital.

     The leverage ratio requires savings associations to maintain "core capital" of not less than 3% of adjusted total assets. The Director has proposed revisions to its capital regulations to provide that only those savings associations rated a composite of 1 under the OTS MACRO rating system will be permitted to operate at or near the minimum statutory requirements of 3% of adjusted total assets, while all other associations are required to meet a minimum core capital requirement of at least 100 to 200 basis points above the 3% minimum core capital requirement. In determining the amount of additional capital required, the OTS has indicated that it assesses both the quality of risk management systems and the level of overall risk in each individual association. "Core capital" generally includes common stockholders' equity (including retained earnings), non cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. Intangible assets (other than MSR includable as tangible capital and purchased credit card relationship) must be deducted from core capital. At December 31, 1996, Doral Federal had approximately $343,000 of intangible assets that were required to be deducted from core and tangible capital. Excess servicing fees receivable ("ESFR") are not considered intangibles and are therefore fully includable in capital calculations. Up to 50% of core capital may consist of mortgage servicing rights (both originated and purchased) valued at the lower of 90% of fair market value or 100% of remaining unamortized book value. Doral Federal did not have any MSR or ESFR in its tangible or core capital at December 31, 1996.

     The risk-based capital requirement provides that the book value of an asset will be adjusted to reflect the degree of credit risk associated with such asset. The risk-based capital guidelines require the maintenance of capital against off-balance sheet items, including assets sold with recourse, as well as assets that are reported on the institution's financial statements. After determination of an association's qualifying total capital, total risk-weighted assets are ascertained. Under these guidelines, an association's balance sheet assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several broad risk categories, and the aggregate dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the categories are then added together to determine the total risk-weighted assets that comprise the denominator of the risk-based capital ratio. The OTS regulations assign single family residential mortgage loans and certain "qualifying multifamily mortgage loans" to the fifty percent (50%) risk-weight category.

     The risk-based capital requirement generally requires savings associations to maintain "total capital" equal to 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means core capital (as described above) plus "supplementary capital" (as described below), provided that the amount of supplementary capital may not exceed the amount of core capital, less certain assets. Supplementary capital, includes, among other things, general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. Under the risk-based capital requirements, certain assets must be excluded from total capital. At December 31, 1996, Doral Federal had approximately $343,000 of intangible assets that were required to be deducted from capital.

     At December 31, 1996, Doral Federal complied with each of the then current tangible capital, core capital, and risk-based capital requirements. In the event that Doral Federal fails to satisfy any applicable capital requirements, Doral Federal may be subject to sanctions, and its operations may be subject to severe regulatory restrictions and limitations. Set forth below is a description of Doral Federal's actual capital levels relative to its regulatory capital requirements as of December 31, 1996:


                                                                   To be well capitalized
                                         Minimum Capital          under prompt corrective
                           Actual        Requirements               action provisions(1)
                      Amount   Ratio(%)    Amount     Ratio(%)      Amount       Ratio(%)
                      -------  --------  ----------  ----------  ------------  ------------
                                             (dollars in thousands)
Tangible capital
(to adjusted
assets)               $23,376       8.3      $4,206       >1.5             -         -
Tier I capital (to                                        -
risk weighted
assets)                23,376      19.3           -           -         7,282     > 6.0
Core capital (to                                                                  -
adjusted assets)       23,376       8.3       8,412        >3.0        14,021     > 5.0
Total capital (to                                          -                      -
risk weighted
assets)                24,095      19.8       9,709        >8.0        12,137     >10.0
                                                           -                      -

(1) See discussion under caption "FDICIA" below for additional capital requirements imposed by the Federal Deposit Insurance Corporation Improvement Act of 1991.


     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDICIA and regulations thereunder establish five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is deemed well capitalized if it maintains a leverage ratio of at least 5%, a risk-based Tier I capital ratio of at least 6% and a risk-based Total capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a leverage ratio of at least 4% (or at least 3% if given the highest examination rating and not experiencing or anticipating significant growth), a risk-based Tier I capital ratio of at least 4% and a risk-based total capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a leverage ratio of less than 3%, a risk-based Tier I capital ratio of less than 3% or a risk-based Total capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalized category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

     At December 31, 1996, Doral Federal was well capitalized. See table under "--Capital Requirements" above for Doral Federal's actual capital levels in relation to the prompt corrective action standards under FDICIA. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of Doral Federal and should be considered in conjunction with other available information regarding the Doral Federal's financial condition and results of operations.

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

     Enforcement Provisions. FIRREA includes enforcement provisions that are applicable to all depository institutions, including savings institutions. FIRREA extended the enforcement authority of bank regulatory agencies to "institution-affiliated parties". The term includes: (i) directors, officers, employees, agents, and controlling stockholders; (ii) persons required to file a change-in-control notice; (iii) certain persons who participate in the affairs of the savings institution (which include stockholders, consultants, and joint venture partners); and (iv) independent contractors (including attorneys, appraisers, and accountants) who knowingly or recklessly cause or participate in a violation, breach of duty or unsafe practice likely to cause a loss to the savings institution. FIRREA includes significantly increased penalties for violations of cease-and-desist orders and other regulations. At the same time, requirements for the issuance of such orders were lessened by the statute.

     Payment of Dividends. Doral Federal's payment of dividends is subject to the limitations of the capital distribution regulation promulgated by the OTS. The OTS' regulation determines a savings association's ability to pay dividends, make stock repurchases, or make other types of capital distributions, according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, without constituting an unsafe or unsound practice. Associations that do not meet their capital requirements can make distributions with the prior approval of the OTS.

     For associations such as Doral Federal, that meet all applicable capital requirements, the safe-harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (i) the current year's net income and (ii) the amount that causes the excess of any component of the association's total capital to be less than only one-half of such excess at the beginning of the year; provided, however, that the association must continue to satisfy applicable capital requirements after the distribution.

     Deposit Insurance. Doral Federal's deposits are insured to the fullest extent of the law by the Savings Association Insurance Fund ("SAIF"), which is managed by the FDIC. As a result, the FDIC has certain regulatory and enforcement authority over Doral Federal. The FDICIA required the FDIC to implement a risk-based assessment system, under which an institution's assessment will be based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under this system, the FDIC established premium rates for SAIF insured institutions which until 1995 ranged from 0.23% to 0.31% based upon their capital ratios and supervisory evaluation. Doral Federal's insurance premium assessment was set at 0.23% effective January 1, 1994.

     The FDIC revised the premium schedule for Bank Insurance Fund ("BIF") insured banks, effective in the third quarter of 1995, to provide a range of
 .04% to .31% of deposits (as compared to the former range of .23% to .31% of deposits for both BIF and SAIF insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. Effective January 1, 1996, the schedule was further revised to provide a range of 0% to .27% with a minimum annual premium of $2,000. The lower premiums did not apply to SAIF members. At the time of such action, the FDIC noted that the SAIF would likely not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members were placed at a significant competitive disadvantage to BIF members due to higher costs for deposits insurance.

     In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted on September 30, 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 provided no savings associations then exists. The special assessment paid by
Doral Federal was $588,000.   In connection with the recapitalization of the
SAIF, Doral Federal's deposit insurance premiums were decreased to .06%. While SAIF rates were reduced by this legislation they were not equalized with BIF rates as a result of the continuing assessment payable by SAIF members to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980s.

     Classification of Assets. Savings associations are required to review their assets on a regular basis and, if warranted, classify them as "substandard," "doubtful," or "loss." Adequate valuation allowances, consistent with GAAP, are required to be established for classified assets. If any assets are classified as substandard or doubtful, the association must establish a prudent general allowance for possible future loan losses with respect thereto. If an asset, or a portion thereof, is classified as a loss, the association must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. In addition, a savings association is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings and loan association. The association's OTS Regional Director has the authority to approve, disapprove or modify the classification and amount established as an allowance pursuant to such classification. In addition, a savings association is required to record as liabilities off balance sheet items, such as letters of credit, when the loss becomes probable and estimable.

     The following table sets forth information with respect to Doral Federal's classified assets as of December 31, 1996:


                                           AT DECEMBER 31, 1996
                                           --------------------
                                   SUBSTANDARD  DOUBTFUL   LOSS   TOTAL
                                   -----------  --------  ------  ------
                                          (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One to four family..................   $1,258        $0      $0  $1,258
 Commercial..........................      596         0       0     596
 Consumer -- secured by mortgage.....       71         0       0      71
REO..................................      125         0       0     125
Consumer loans -- unsecured..........       96         0       0      96
Other................................       22         0       0      22
                                        ------        --      --  ------
   Total classified assets...........   $2,168        $0      $0  $2,168
                                        ======        ==      ==  ======

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

Proposed Charter Conversion of Doral Federal and Related Regulatory Consequence to the Company

     As a result of the reduction in the 936 Credit introduced by the OBRA Amendments as well as the repeal of Section 936 as part of the Small Business Job Protection Act, the income earned by Doral Federal is no longer fully covered by the 936 Credit and, Doral Federal is subject to double taxation on its income earned in Puerto Rico because it is generally not entitled to a credit under Puerto Rico tax law for federal income taxes paid with respect to income earned in Puerto Rico. In addition, dividends payable by a United States corporation, such as Doral Federal, to a Puerto Rico corporation, such as the Company, are not entitled to any dividends received deduction and are subject to taxation as ordinary income at the normal statutory tax rates. Conversion to a Puerto Rico chartered commercial bank would address both issues since dividends received by a Puerto Rico corporation from a Puerto Rico chartered commercial bank are subject to a 100% dividends received deduction. In addition, a Puerto Rico chartered commercial bank is only subject to U.S. federal income taxes on its income, if any, from sources within the United States.

     Because of the above adverse tax consequences and in light of the fact that all of Doral Federal's operations are conducted in Puerto Rico, on February 24, 1997, Doral Federal filed an application with the Office of the Commissioner to convert its charter to that of a Puerto Rico commercial bank. The consummation of the conversion requires the approval of the Office of the Commissioner under the Puerto Rico Banking Act and of the Federal Reserve Board (the "Federal Reserve") under the Bank Holding Company Act of 1956 (the "BHCA"). While the Company does not anticipate any major difficulties in obtaining the required regulatory approvals, no assurance can be given as to when or whether all such approvals will be obtained. The conversion would result in certain changes in the regulatory treatment of the Company and Doral Federal. The principal regulatory consequences of such a conversion are discussed below.

     Bank Holding Company Considerations. The conversion of Doral Federal into commercial bank would cause the Company to become bank holding company subject to supervision and examination by the Federal Reserve under the BHCA . The BHCA and Federal Reserve regulations promulgated thereunder generally place limitations on the types of activities in which a bank holding company and its subsidiaries may engage. In general, such activities must be banking services or activities so closely related to the business of banking as to be a proper incident thereto. Regulation K promulgated by the Federal Reserve, generally grants bank holding companies and their subsidiaries somewhat broader powers with respect to activities conducted "outside the United States" than with respect to activities conducted within the United States. For purposes of Regulation K, Puerto Rico is considered to be outside the United States.

     In addition to the activity restrictions discussed above, the BHCA also imposes various other restrictions on bank holding companies and their subsidiaries. Many of these restrictions are similar to those currently imposed on the Company under the SLHCA. For example, the BHCA contains provisions restricting the acquisition of capital stock and other securities of the Company similar to those contained in the SLHCA. See "Regulation -- Savings and Loan Operations -- The Company." Sections 23A and 23B of the Federal Reserve Act also apply in the same manner to bank holding companies and their subsidiaries as to savings and loan holding companies.

     As a bank holding company, the Company would, however, be subject to certain additional regulatory restrictions that are not otherwise applicable to savings and loan holding companies. For example, unlike savings and loan holding companies, bank holding companies are subject to certain regulatory capital requirements. Under the Federal Reserve's risk-based capital guidelines, a bank holding company must maintain a ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) equal to 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interests in unconsolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and less certain intangible assets discussed below ("Tier 1 capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of loan and lease loss reserves ("Tier 2 capital").

     The Federal Reserve has adopted regulations that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to MSR and purchased credit card receivables in a manner similar to the capital requirements applicable to savings associations. The Federal Reserve has also decided to exclude from regulatory capital the amount of net unrealized gains and losses on securities available-for-sale, except the net unrealized losses of equity securities with readily determinable fair values.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average quarterly assets of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

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

     Banking Law Considerations Applicable to Doral Federal. The conversion of Doral Federal into a Puerto Rico chartered bank would subject Doral Federal to supervision and examination by the Office of the Commissioner and to the provisions of the Puerto Rico Banking Act and the regulations promulgated thereunder. Certain of the principal regulatory requirements that would be imposed on Doral Federal under the Puerto Rico Banking Law are discussed below.

     Section 27 of the Puerto Rico Banking Act requires that at least ten percent (10%) of the yearly net income of a bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to ten percent (10%) of the total deposits or the total paid-in capital of the bank, whichever is greater.

     Section 27 of the Puerto Rico Banking Act also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital of the bank.

     Section 16 of the Puerto Rico Banking Act requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral.

     Section 17 of the Puerto Rico Banking Act permits banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital the Bank, plus its reserve fund. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico. The Office of the Commissioner has issued a circular letter permitting well-capitalized institutions to take into account 50% of their retained earnings in computing their applicable lending limits.

     Section 14 of the Puerto Rico Banking Act authorizes banks to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. These provisions are somewhat more restrictive than those applicable to federal savings associations.

     The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding FHA and VA loans secured by mortgages on real estate properties) is to be determined by free competition. The Finance Board also has authority to regulate the maximum finance charges on retail installment sales contracts, which are currently set at 21%, and for credit card purchases, which are currently set at 26%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

     Additional Restrictions on Investments in Capital Stock of the Company. Sections 12 of the Puerto Rico Banking Act requires the prior approval of the Office of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. In the past, the Office of the Commissioner has interpreted the restrictions of Section 12 to apply to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. The provisions of the Mortgage Banking Law and the SLHCA currently applicable to acquisition of the Company's capital stock only require regulatory approval for the acquisition of more than 10% of the Company's outstanding voting securities. Accordingly, the conversion of Doral Federal into a Puerto Rico commercial bank would result in additional restrictions to be placed on the acquisition of the Company's common stock.

     FDIC Capital Requirements. Following conversion, Doral Federal would also be subject to regulation by the FDIC, including the capital requirements of the FDIC. The capital requirements of the FDIC are substantially similar to those currently imposed on Doral Federal by the OTS.

REGULATION -BROKER-DEALER OPERATIONS

     AAA Financial is registered as a broker-dealer with the SEC and the Office of the Commissioner. AAA Financial is also a member of the NASD. As a registered broker-dealer, it is subject to regulation by the SEC, the NASD and the Office of the Commissioner in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, AAA Financial is subject to the SEC's net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business.

MARKET AREA AND COMPETITION

     Prior to March 1992, Puerto Rico was FFCC's exclusive service area. Although Doral Mortgage has since opened branch offices in Orlando and Miami, Florida, Puerto Rico remains the Company's predominant service area accounting for 98% of the Company's loan originations for the years ended December 31, 1996 and 1995. Within Puerto Rico, FFCC's primary market area is the metropolitan San Juan area, which accounted for approximately 55% and 45% of FFCC loan originations in 1996 and 1995, respectively. The competition in Puerto Rico for the origination of mortgages is substantial. Competition comes not only from other mortgage bankers, but also from major banks and savings and loan associations. There are approximately 37 mortgage banks, two savings institutions and 20 commercial banks operating in Puerto Rico, including affiliates of banks headquartered in the United States, Canada and Spain. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates. Management believes that Doral Federal's most direct competition for deposits comes from local commercial banks and credit unions. During certain interest rate environments, increased competition for deposits may be expected from mutual funds and money market mutual funds.

THE COMMONWEALTH OF PUERTO RICO

     General. Puerto Rico, the fourth largest of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. It is approximately 100 miles long and 35 miles wide. The population of Puerto Rico for 1990, as determined by the United States Census Bureau, was approximately 3.5 million as compared to 3.2 million in 1980. According to estimates of the Puerto Rico Planning Board, the population of Puerto Rico increased to 3.7 million in fiscal 1996. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million.

     Relationship of Puerto Rico with the United States. The Constitution of Puerto Rico was drafted by a popularly elected constitutional convention, overwhelmingly approved in a special referendum and approved "as a compact" by the United States Congress and the President, becoming effective upon proclamation of the Governor of Puerto Rico on July 25, 1952. Puerto Rico's relationship to the United States under the compact is referred to herein as "commonwealth status." The United States and Puerto Rico share a common defense, market and currency. Puerto Rico exercises virtually the same control over its internal affairs as a state government does. The people of Puerto Rico are citizens of the United States, but do not vote in national elections and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives but only limited voting rights. Most federal taxes, except those such as social security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for Federal employees who are subject to taxes on their salaries. Corporations organized under the laws of Puerto Rico are treated as foreign corporations for federal income tax purposes. For many years there have been two major views in Puerto Rico with respect to the island's relationship to the United States, one essentially favoring the existing commonwealth status and the other favoring statehood.

     On November 14, 1993, a plebiscite was held in Puerto Rico to allow eligible voters an opportunity to express their preference between statehood, Commonwealth (with certain changes) and independence for Puerto Rico. The Commonwealth status obtained the most votes, receiving 48.6% of the votes cast, and statehood and independence received 46.3% and 4.4% of the votes casts, respectively.

     On February 26, 1997 legislation (the "Young Bill") was introduced in the U.S. House of Representatives proposing a mechanism to settle permanently the political relationship between Puerto Rico and the United States, either through full self government (e.g., statehood or independence, including, as an alternative, free association via a bilateral treaty) or continued Commonwealth. Under the legislation, failure to settle on full self government after completion of the referendum process provided therein would result in retention of the current Commonwealth status. A similar bill (the "Senate Status Bill") was introduced into the Senate on March 19, 1997. The Young Bill and the Senate Status Bill would have to be approved by both houses of the Congress and signed by the President (or his veto overridden) before becoming law. It is not possible at this time to determine the ultimate outcome of this legislation.

     The Economy. Puerto Rico has established policies and programs directed at the development of manufacturing and the expansion and modernization of the island's infrastructure. The investment of funds by mainland United States, foreign and local entities in new factories has been stimulated by selective tax exemption, development loans, and other financial and tax incentives. Infrastructure expansion and modernization have been to a large extent financed by bonds and notes issued by the Commonwealth, its public corporations and municipalities. Economic progress has been aided by significant increases in the levels of education and occupational skills of the island's population. The percentage of the college-age population enrolled in institutions of higher learning has increased from 16.8% in 1970 to 36.9% in 1995.

     The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 1996, approximately 88% of Puerto Rico's exports went to the United States mainland, which was also the source of approximately 62% of Puerto Rico's imports. For the fiscal year ended June 30, 1996, Puerto Rico experienced a positive adjusted merchandise trade balance of $3.2 billion.

     The economy of Puerto Rico is dominated by the manufacturing and service sectors. The manufacturing sector has experienced a basic change over the years as a result of increased emphasis on higher wage, high technology industries such as pharmaceuticals and electronics. The service sector also plays a major role in the economy. It ranks second only to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment. In recent years, the service sector has experienced significant growth.

     Gross product increased from $23.7 billion for fiscal 1992 to $30.2 billion ($26.7 billion in 1992 prices) for fiscal 1996, an increase of 27.7% (12.9% in 1992 prices). Since fiscal 1985, personal income, both aggregate and per capita, has increased consistently each fiscal year. In fiscal 1996, aggregate personal income was $29.4 billion ($27.8 billion in 1992 prices) and personal income per capita was $7,882 ($7,459 in 1992 prices). Average employment increased from 977,000 in fiscal 1992 to 1,092,300 in fiscal 1996. Average unemployment decreased from 16.5% in fiscal 1992 to 13.8% in fiscal 1996.

     Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollars and the level of interest rates and changes to existing tax incentive legislation as discussed below.

     The Small Business Job Protection Act, which was signed into law on August 20, 1996, provides for the repeal of Section 936. The elimination of the benefits of Section 936, without the substitution of another fiscal incentive to attract investment to Puerto Rico, could have an adverse effect on the future growth of the Puerto Rico economy. At this point, the Company cannot predict the long-term impact of the repeal of Section 936 on the economy of Puerto Rico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

     The executive and administrative offices of the Company are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and consist of approximately 11,136 square feet of office space. Doral's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan, Puerto Rico and consist of approximately 33,000 square feet of office space. Both of these facilities are leased. The Company also leases additional office space of approximately 31,000 square feet throughout Puerto Rico. These offices are leased for various terms expiring through 2005. Annual aggregate rental payments made in the years 1996, 1995 and 1994 were $2,083,538, $2,096,979 and $2,004,023, respectively. Except for its interest in real estate held in the ordinary course of business (including REO as a result of foreclosures), the Company does not own any real property except for a 2,000 square foot building and underlying real property where Doral Federal's branch in Catano, Puerto Rico is located and a 2 acre parcel of undeveloped land, which the Company purchased for $2,956,895 in December 1996, for future development of office facilities for the Company.

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

     FFCC's 10-1/2% Cumulative Convertible Preferred Stock, Series A, $1.00 par value (the "Series A Preferred Stock") was traded on the over-the-counter market and was quoted on the NASDAQ system under the symbol FRCCP until it was redeemed in whole on May 10, 1996.

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




                                 MARKET PRICE               DIVIDENDS DECLARED*
      CALENDAR            COMMON    SERIES A PREFERRED                 SERIES A
                          ------    ------------------
YEAR  QUARTER      HIGH      LOW       HIGH        LOW      COMMON    PREFERRED
----  -------      ----      ---       ----        ---      ------    ---------
1995    1st      $13 1/2   $10 1/2   $24 1/4     $ 22        $0.13      $0.2625
        2nd       15 1/2    12        29 1/2       24 1/4     0.15       0.2625
        3rd       17 3/4    14        33 1/2       28         0.15       0.2625
        4th       20        15 3/4    37 1/4       32         0.15       0.2625

1996    1st      $22 3/4   $17 3/4   $40         $ 34         0.15      $0.2625
        2nd       23 1/2    18 3/4    40           40         0.17          .12
        3rd       25        18 3/4    N/A          N/A        0.17          N/A
        4th       28 3/4    20 3/4    N/A          N/A        0.17          N/A

     As of March 7 1997, the approximate number of record holders of the Company's Common Stock was 839, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NASDAQ NMS on such date was $27.50 per share.

     The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, general business conditions and other matters deemed relevant by the Company's Board of Directors.

     The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general, business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under the Debenture Purchase Agreement and under the Indenture for the Senior Notes (the "Senior Note Indenture") from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), if an event of default exists under any such agreement at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since June 1, 1995, in the case of the Debenture Purchase Agreement, or October 1, 1996, in the case of the Senior Note Indenture (each such date, a "Measure Date") exceed the sum of:(i) 50% of the Company's Consolidated Net Income (as defined in such Agreements), accrued from the respective Measure Dates to the end of the quarter ending not less than 45 days prior to the dividend payment date; (ii) $20 million, in the case of the Debenture Purchase Agreement and $15 million in the case of the Senior Note Indenture; and (iii) the net proceeds of any sale of capital stock subsequent to the applicable Measure Dates. In addition, under the Debenture Purchase Agreement, the Syndicated Credit Agreement and other debt agreements of the Company, the Company may be prohibited from paying dividends if it fails to maintain specified minimum levels of net worth, net earnings to debt service and dividends ratios, and certain other financial ratios.

     The Puerto Rico Internal Revenue Code generally imposes a 10% withholding tax on the amount of any dividends paid by FFCC to individuals, whether residents of Puerto Rico or not, trusts, estates, special partnerships and non-resident foreign corporations and partnerships at a special 10% withholding tax.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data for the Company on a historical basis for each of the five years ended December 31, 1996. This information should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis" contained herein.

                                                                 Year Ended December 31,
                                                                 -----------------------
                                          1996           1995           1994           1993           1992
                                          ----           ----           ----           ----           ----
                                                    (Dollars in thousands, except for per share data)
INCOME STATEMENT DATA:
  Revenues..........................$  107,833     $   91,837     $   72,043     $   70,228     $   49,804
  Interest expense..................    46,443         43,380         23,252          9,710          9,270
  Loan origination costs and
  administrative and general expenses   30,111         26,396         30,046         29,597         24,118
  Income before income taxes........    31,279         22,061         18,745         30,921         16,416
  Income taxes......................     4,238          2,500          2,530          9,601          3,371
  Income before cumulative
  effect............................    27,041         19,560         16,215         21,320         13,045
  Cumulative effect.................        --             --          1,215              -              -
  Net income........................    27,041         19,560         17,430         21,320         13,045
  Cash dividends paid...............     6,008          4,374          3,943          3,142          2,182
BALANCE SHEET DATA:
  Mortgage loans held for sale
   mortgage-backed securities held
   for trading, securities available
   for sale and mortgage notes
   receivable, net..................$  685,062     $  666,653     $  582,977     $  388,231     $  261,063
  Loans receivable, net and
   securities held to maturity......   237,820        129,300        101,613         16,091           None
  Total assets...................... 1,101,955        916,118        768,019        486,431        320,972
  Loans payable and securities sold
   under agreements to repurchase...   584,048        597,983        569,436        335,994        227,179
  Deposits..........................   158,902         95,740         66,471         26,451              -
  Stockholders' Equity..............   150,531        129,017         90,496         76,945         58,467
PER SHARE DATA:(1)
  Net Income- Primary...............      2.98           2.65           2.46     $     3.15           2.35
        - Fully diluted(2)..........      2.84           2.53           2.30           2.81           2.06
  Cash dividends
        Common Stock................      0.66           0.58            .52           0.40           0.30
        Series A Preferred Stock(3).    0.3825           1.05           1.05           1.05           1.05
Weighted average shares
  outstanding:(2)
  Primary........................... 9,066,561      7,307,945      6,942,734      6,614,854      5,321,600
  Fully diluted..................... 9,681,268      7,760,135      7,576,964      7,516,964      6,347,392

OPERATING DATA:
  Mortgage loans originated and
   purchased........................   816,566     $  636,000     $  823,834     $1,433,448     $  722,723
  Loan Servicing Portfolio.......... 3,068,000     $2,668,000     $2,644,000     $2,375,000     $1,700,000

____________________
(1) Adjusted to reflect two-for-one stock split effective December 10, 1993.
(2) On a fully diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the Company's 10 1/2% Cumulative Convertible Preferred Stock, Series A (which was redeemed in whole on May 10,
1996) and the 8.25% Convertible Subordinated Debentures. Shares of Common Stock outstanding during the period reflect the issuance of 1,510,000 shares of Common Stock on December 11, 1995.
(3) The Series A preferred Stock was redeemed in whole on May 10, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     FFCC is the leading originator of mortgage loans in Puerto Rico, in terms of the volume of originations of first mortgages on single family residences. The volume of loans originated and purchased by FFCC was approximately $819 million, $636 million, $824 million, $1.44 billion, and $724 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The Company issued $373 million of GNMA mortgage-backed securities to rank No. 1 in Puerto Rico and No. 34 in the United States in such issuances according to the "Mortgage Marketplace."

     The increase in 1993 was primarily due to declines in mortgage interest rates which declined to their lowest levels in decades during 1993, thereby stimulating demand for both refinancing loans and loans to finance the acquisition of new and existing residential units. The decrease in 1994 as compared to 1993 is attributable to rising interest rates causing a lower level of loan originations, decreased refinancing activity and increased competition. The decrease in 1995 as compared to 1994 was the result of continued reduced demand for mortgage loans, especially refinancing loans. The increase in 1996 is due to an increase in refinancing activity as well as increased originations relating to loans to finance the acquisition of new residential units. Refinancing loans comprised 47% of loan originations in 1996 compared to 41% and 59% in 1995 and 1994, respectively. Mortgage loans to finance the acquisition of new residential units for 1996 increased 63% during 1996 increasing from $84 million for 1995 to $136 million for 1996. Such loans comprised 17% of total originations for 1996 compared to 13% for 1995 and 8% for 1994.

     During 1992 and 1993, the Company's strategy was to increase its servicing portfolio through internal originations. As a result of the high volume of loans originated in those years, the Company was not active in the wholesale loan purchase market during 1992 and 1993. The Company reentered the Puerto Rico wholesale mortgage loan purchase market during the second quarter of 1994 in order to diversify its sources of loan production and compensate for the decrease in volume caused by higher interest rates and increased competition. The amount of loans purchased from third parties was approximately $ 63 million, $77 million, $63 million, $1 million, and $29 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The Company believes that the purchase of mortgage loans is a low cost method of increasing mortgage loan production that complements retail loan originations. Purchases of loans from third parties are generally limited to FHA and VA loans.

     The Company entered the savings and loan industry in September 1993 through the acquisition of Doral Federal, which operates through two branches in Puerto Rico. During the year ended December 31, 1994, Doral Federal contributed $205,000 to the consolidated net income of the Company as a result of the incurrence of expenses associated with creating the infrastructure necessary to support bank growth. For the years ended December 31, 1995 and 1996, Doral Federal's net income increased to $1.5 million and $2.3 million, respectively, reflecting a substantial increase in interest earning assets. Doral Federal increased its assets from $86.4 million as of December 31, 1994 to $160.4 million and $280.7 million as of December 31, 1995 and 1996, respectively. This growth was funded largely through increases in certificate of deposit accounts, non-interest bearing deposits from affiliated companies, advances from the Federal Home Loan Bank of New York ("FHLB-NY") and the private placement of five year notes secured by FHLB-NY letters of credit with U.S. Corporations electing the benefits of Section 936.

     FFCC's results of operations are primarily influenced by: (i) the direction of interest rates; (ii) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates and the strength of the economy in Puerto Rico; and (iii) the relationship between mortgage interest rates and the costs of funds.

     The principal components of FFCC's revenues are: (i) mortgage loan sales and fees; (ii) net interest income; (iii) servicing income; (iv) gain on sale of servicing rights; and (v) other income.

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                            1996      1995      1994
                                            ----      ----      ----
                                             (DOLLARS IN THOUSANDS)
Mortgage loan sales and fees.............. $26,610   $13,529   $10,573
Interest income...........................  66,987    61,907    46,508
Interest expense..........................  46,443    43,380    23,252
Net interest income.......................  20,544    18,527    23,256
Servicing income..........................  11,659    10,577    11,448
Gain on sale of servicing rights..........   1,813     5,205     3,003
Other income..............................     764       620       511

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND
1994.

     Net Income. The Company's net income for the year ended December 31, 1996 increased to $27 million compared to $19.6 million for 1995. Consolidated results include the operations of Doral Federal, which contributed approximately $2.3 million to the Company's consolidated net earnings in 1996, compared to $1.5 million for 1995 and $205,000 in 1994. Consolidated results for 1995 reflect the adoption by the Company as of April 1, 1995 of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." Additional net income of approximately $1.5 million was realized for the year ended December 31, 1995 as a result of the adoption of SFAS No. 122. Since SFAS No. 122 does not permit retroactive application, the results for 1995 are not directly comparable to prior years. See Note 2 to the Company's Consolidated Financial Statements included elsewhere herein. Results for 1994 include a one time benefit of $1.2 million from the cumulative effect of the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.

     Revenues from Mortgage Loan Sales and Fees. As part of its mortgage banking business, FFCC sells substantially all of the loans that it originates, except for certain mortgage loans originated by Doral Federal, which are generally held until maturity. When FFCC sells mortgage loans and mortgage-backed securities, it realizes a gain or loss which is equal to the difference between FFCC's carrying cost and the selling price of the loans sold, net of commitment fees paid. Net gain or loss on sale of loans is affected by interest rate fluctuations on fixed-rate loans and securities, as well as by the tax status of interest on mortgage loans under Puerto Rico income tax statutes. See "Interest Rate Fluctuations" and "Recent Developments-- Possible Changes in Favorable Puerto Rico Tax Laws." Substantially, all the mortgage loans originated by FFCC are fixed interest rate loans.

     Revenues from mortgage loan sales and fees increased by 97% during 1996, compared to 28% in 1995 and to a decrease of 70% in 1994. The increase for 1996 was the result of increased volume of loan originations and higher excess servicing fees receivable ("ESRs") related to sale of non-conforming and low balance loans as discussed below. The increase for 1995 was primarily due to the adoption SFAS No. 122 during the second quarter of 1995 which has the effect of increasing the gain on the sale of mortgage loans by requiring that the carrying costs of mortgage loans be reduced by a portion of the fair value of the related mortgage servicing rights ("MRSs"). The amount allocated to MSRs is included as a component of mortgage loan sales and fees in the Company's Consolidated Statement of Income. The decrease in 1994 was due to interest rate increases resulting in a lower level of loan originations, lower gains on the sale of mortgage loans and pressures on pricing as a result of increased competition.

     During the years ended December 31, 1996 and 1995, the Company capitalized $10.8 million and $8.2 million, respectively, in MSRs which are included in the Company's revenues as part of "Mortgage Loan Sales and Fees." The Company amortizes MSRs over their expected life. See "Amortization of Excess Servicing Fees Receivable and Mortgage Servicing Rights."

     Sales of mortgage loans made during 1996 resulted in the recording of approximately $15.9 million of ESRs compared to $2.6 million and $5.8 million in 1995 and 1994, respectively. FFCC capitalizes as an asset any ESRs on loans sold with servicing rights retained whenever the stated servicing fee rate is materially higher than the servicing fee normally permitted by FNMA or FHLMC. The ESR represents the discounted present value of the excess (the "excess spread") of the interest rate on the loan over a normal servicing fee and the interest required to be paid to investors. The ESR is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of the loan and is recorded in the accompanying Consolidated Statement of Income under "Mortgage loan sales and fees." Most of the Company's ESR is related to the sale in bulk to financial institutions of non-conforming and low balance mortgage loans which the Company is generally able to originate at higher interest rates and thereby retain a larger excess spread on such loans. See "Recent Developments--Product Diversification." ESRs are amortized over their expected life and such amortization is recorded as a reduction of servicing income. See "Amortization of Excess Servicing Fees Receivable and Mortgage Servicing Rights."

     For the year ended December 31, 1995, the increase in mortgage loan sales and fees was net of losses on options on futures contracts used for hedging purposes in the amount of $5.4 million, while in 1996 and 1994 such hedging activities produced gains in the amount of $3.1 million and $2.2 million, respectively, thereby increasing mortgage loan sales and fees by the same amount.

     Net Interest Income. Net interest income is the difference between the interest income earned on interest earning assets and the interest paid by FFCC on its interest bearing liabilities. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and the prime rate, the London Interbank Bid Rate for deposits of U.S. dollars ("LIBID"), the cost of 936 Funds, interest on retail deposits, interest rates on fixed-rate loans and the Company's average holding period before mortgage loans are sold.

     In each year since FFCC's inception, interest income earned by FFCC on its interest earning assets has exceeded interest expense on FFCC's short-term borrowings and other financing arrangements. Net interest income increased by 11% from 1995 to 1996 after having decreased by approximately 20% from 1994 to 1995, and increased by approximately 65% from 1993 to 1994. The increase in net interest income during 1996 reflects an increase in average interest earning assets, particularly at Doral Federal. Average interest earnings assets at Doral Federal increased from $106.1 million as of December 31, 1995 to $199.6 million as of December 31, 1996. The decline in net interest income during 1995 as compared to 1994 was the result of decreased interest spreads, primarily from mortgage banking operations, as mortgage interest rates declined more rapidly than short-term interest rates payable on warehousing and repurchase agreement lines of credit and the other funding vehicles used to finance such assets. The Company's weighted average interest rate spread was approximately 218 basis points during 1996 as compared with approximately 250 basis points and 385 basis points during 1995 and 1994, respectively. The decrease in interest spread during 1996 and 1995 compared to 1994 also reflects additional interest costs incurred in connection with borrowings not directly related to interest earning assets, including a servicing secured bank term loan, unsecured senior notes, and ten-year convertible subordinated debentures. See "Liquidity and Capital Resources." The decrease in the interest rate spread from 1993 to 1994 was due to higher short-term borrowing costs. The Company has been able to continue to maintain a positive interest spread due to, among other things, the origination of higher yielding mortgages and the funding of mortgage loans held by Doral Federal through lower costing deposits and the availability of low cost 936 Funds. As of December 31, 1996, approximately $64.2 million ($28.3 million of such deposits are not reflected in the Consolidated Financial Statements of the Company because of inter-company eliminations) or 34% of total deposits held at Doral Federal consisted of non-interest bearing accounts, comprised primarily of servicing accounts and corporate demand accounts maintained by the Company and its affiliates.

     Doral Federal contributed approximately $6.9 million or 34% of the consolidated net interest income of the Company for the year ended December 31, 1996 compared to $4.3 million or 23% for the year ended December 31, 1995. This increase reflects an increase in average interest earning assets from $106.1 million for the year ended December 31, 1995 to $199.6 million for the year ended December 31, 1996 that was partially offset by a decrease in the average interest rate spread from 336 basis points for 1996 compared to 407 basis points for 1995.

     Net interest income has generally represented a greater proportion of the Company's total net income than that of typical mortgage banking institutions. This results primarily from the fact that the Company is able to finance a substantial portion of the mortgage loans that it originates with lower cost funds and holds mortgage-backed securities, mainly GNMA certificates, for longer periods of time prior to sale than is customary for mortgage bankers in the United States, in order to maximize the interest income produced by these securities. During the year ended December 31, 1996, the Company held mortgage loans and mortgage-backed securities for an average period of 259 days prior to sale as compared to 352 days for the year ended December 31, 1995. This decrease in the amount of days mortgage loans and mortgage-backed securities were held prior to sale was due principally to increased sales of loans and mortgage backed securities.

     Servicing Income. Servicing income represents revenues earned by FFCC for administering mortgage loans. FFCC's loan servicing fees depend on the type of mortgage loan being serviced and range from 0.25% to 0.50% of the declining outstanding principal amount of such loan. The size of FFCC's loan servicing portfolio and the amount of its servicing fees have increased substantially since FFCC's inception as a result of increases in loan originations and the size of its servicing portfolio. Servicing fees increased 10% from 1995 to 1996 and 33% from 1993 to 1994. Loan servicing fees, however, decreased 8% from 1994 to 1995. The decrease in loan servicing income during 1995 was due primarily to sales made during 1995 and the last quarter of 1994 of mortgage servicing rights aggregating approximately $512 million. Increases in the amount of loan servicing fees for 1996 and 1994 were primarily due to increases in the principal amount of loans serviced as compared to prior years. The mortgage servicing portfolio was approximately $3.1 billion at December 31, 1996, compared to $2.7 billion as of December 31, 1995. At December 31, 1996, less than 2% of the Company's servicing portfolio was related to mortgages originated outside Puerto Rico (all of which were originated in Florida).

     The amount of principal prepayments on mortgage loans serviced by the Company was $201 million, $160 million, and $281 million for the years ended December 31, 1996, 1995 and 1994, respectively. This represented approximately 7%, 6%, and 11% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid was $35,360, $37,800, and $41,800, respectively. The primary means used by the Company to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

     Amortization of Excess Servicing Fees Receivable and Mortgage Servicing Rights. ESRs are amortized over the expected life of the asset and such amortization is recorded as a reduction of servicing income. The amortization of ESRs is based on the amount and timing of estimated future cash flows. See
Note 2 to the Company's Consolidated Financial Statements for additional information regarding the accounting treatment of ESRs. Amortization of such ESRs for each of the years ended December 31, 1996, 1995, and 1994 was approximately $1,628,000, $988,000, and $570,000, respectively.

     MSRs are amortized in proportion to, and over the period of estimated servicing income. Amortization of MSRs is included as a component of "Other Expenses" in the Company's Consolidated Financial Statements. During 1996, total amortization of MSRs amounted to $998,789 versus $562,054 for 1995.

     Increases in prepayment rates over anticipated levels can adversely affect a mortgage company's revenues and liquidity by increasing the amortization rates for MSRs and ESRs as well as requiring the Company to recognize an impairment against income over and above scheduled amortization. See "Interest Rate Fluctuations." The portion of the Company's mortgage servicing portfolio consisting of MSRs that were originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

     Gain on Sale of Servicing Rights. During the years ended December 31, 1996, 1995 and 1994, the Company sold servicing rights of $102 million, $310 million, and $202 million, respectively, realizing pretax gains of approximately $1.8 million, $5.2 million, and $3.0 million, respectively. While the Company's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights to the mortgage loans it originates, the Company may continue to sell servicing rights in the future when market conditions are favorable.

     Other Income and Expenses. Other income increased 23% in 1996 as compared to 1995, and 21% from 1994 to 1995. The increases during 1996 and 1995 were due primarily to increased fees earned by Doral Federal.

     Total expenses in 1996 increased by $6.8 million compared to the same period for 1995, as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. Employee costs and advertising expense increased 39% and 41%, respectively, over 1995 levels reflecting additional costs associated with expanding the Company's customer base and loan origination capacity.

     For 1995 compared to 1994 aggregate expenses increased by approximately 31% as a result of higher interest expense associated with the financing of the Company's mortgage loan and mortgage-backed securities portfolio. Telephone and advertising expenses decreased 19% and 41%, respectively, compared to 1994 levels as a result of cost reduction measures implemented by management commencing during 1994. Employee costs in 1994 reflected approximately $1.75 million in voluntary reductions taken by the Chief Executive Officer in salary.

     Puerto Rico Income Taxes. The Puerto Rico maximum statutory corporate income tax rate is 39%. For 1996, the effective income tax rate of FFCC was 13.5% as compared to 11.3% for 1995 and 16.3% for 1994. The decrease in effective tax rates for 1996 and 1995 compared to 1994 was mainly due to the increase in holdings of tax exempt GNMA mortgage-backed securities. The decrease for 1995 also reflects deductions for the value of shares previously granted under employment agreements.

     The lower effective tax rates (as compared to the maximum statutory rate) experienced by FFCC, reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by property located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. Net income tax savings to FFCC attributable to this exemption amounted to approximately $8.5 million, $4.6 million and $5.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. See Note 21 to the Company's Consolidated Financial Statements for a reconciliation of the provision for income taxes to the amount computed by applying the applicable Puerto Rico statutory tax rates to income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. Doral Federal, the Company's thrift subsidiary, also relies on deposits, borrowings from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY.

     Total liabilities were approximately 6.32 and 6.10 times stockholders' equity at December 31, 1996 and 1995, respectively. The Company's leverage reflects a net increase in stockholders' equity of $21.5 million and an increase in liabilities of $164.3 million, primarily as a result of increases in deposit accounts held by Doral Federal and additional long term financing obtained by the Company.

     The Consolidated Statement of Cash Flows reflects the working capital needs of the Company. Operating activities used approximately $26.1 million of net cash during the year 1996, compared to approximately $25.3 million in the comparable period of 1995. Mortgage loan originations for 1996 increased by 23% compared to 1995. Increased originations resulted in increased sales of mortgage-backed securities and loans held for sale during the period. FFCC held mortgage loans (including mortgage loans converted into mortgage-backed securities) prior to sale for an average period of approximately 259 days for the year ended December 31, 1996 and 352 days during the year ended December 31, 1995. The decrease in days was due to increased sales of mortgage-backed securities held for trading and mortgage loans held for sale. The Company capitalized $10.8 million of mortgage servicing rights during 1996 related to the adoption of SFAS No. 122 and mortgage loan purchases from third parties. The Company also recorded $15.9 million in increases in ESRs during 1996 compared to $2.6 million during 1995.

     Investing activities used cash of approximately $111 million during the year ended December 31, 1996, due primarily to origination of loans receivable and purchases of securities held to maturity of approximately $98.7 million and $54.5 million, respectively.

     During 1996, financing activities provided approximately $158.4 million of net cash, primarily due to additional deposits amounting to approximately $63.2 million received by Doral Federal, the Company's thrift subsidiary, and a net increase of approximately $96.2 million in notes payable, of which approximately $35 million represent term notes issued by Doral Federal and $75 million are related to the Company's 7.84% unsecured Senior Notes due 2006 that were sold in a public underwritten offering in October 1996.

     FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's warehousing line of credit facilities are gestation or presale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender. See Note 15 to the Company's Consolidated Financial Statements included elsewhere herein for more information on the Company's warehousing lines of credit.

     FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective costs of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions. See Note 16 to the Company's Consolidated Financial Statements included elsewhere herein for more information on the Company's repurchase agreements.

     Doral Federal obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. For information regarding Doral Federal's deposit accounts see Note 19 to the Company's Consolidated Financial Statements included elsewhere herein. Doral Federal, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At December 31, 1996, Doral Federal had $15 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.24%. In addition, as of December 31, 1996, Doral Federal had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.29%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank Bid Rate for dollar deposits ("LIBID"). The interest rate on such floating rate notes has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to one-time a upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the note as a result of the recent changes to Section 936 of the Internal Revenue Code. See "Recent Developments--Repeal of Section 936" herein. Because Doral Federal has the right to prepay the notes upon an upward adjustment of the rate, in all but one of the three cases in which the investor has requested an upward adjustment, Doral Federal has been successful in negotiating a rate adjustment below 100% of LIBID.

     As of December 31, 1996, Doral Federal met all its minimum regulatory capital requirements (i.e., tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and risk-based capital of at least 8% of risk weighted assets). As of December 31, 1996, Doral Federal had tangible capital and core capital of $23.4 million or approximately 8.3% of adjusted assets. As of such date, Doral Federal had risk-based capital of $24 million or 19.8% of risk weighted assets. See Note 4 to the Company's Consolidated Financial Statements included elsewhere herein for more information regarding Doral Federal's regulatory capital requirements.

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors and mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. FFCC generally recovers funds advanced pursuant to these arrangements within 30 days. During the year ended December 31, 1996, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $6.4 million.

     On October 10, 1996, the Company issued $75,000,000 of its 7.84% Senior Notes due 2006 (the "Senior Notes") pursuant to an Indenture entered into between the Company and Bankers Trust Company, as trustee. The Senior Notes were sold in a public underwritten offering through BT Securities Corporation. The net proceeds from the sale of the notes were used to repay $17.7 million on indebtedness owed by the Company under a five-year senior servicing secured loan facility with a syndicate of banks managed by Bankers Trust Company, and for general corporate purposes, including capital contributions to Doral Federal, AAA Financial Services Corporation ("AAA Financial") and other subsidiaries.

     The Indenture for the Senior Notes as well as certain of the other debt agreements of the Company contain various provisions that could affect the ability of the Company to pay dividends and remain in compliance with such obligations. These provisions include limitations on the amounts of dividends and other distributions that may be paid as a percentage of the Company's net revenues as well as requirements as to net worth, tangible net worth and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company to pay dividends.

     FFCC expects that it will continue to have adequate liquidity and financing arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

     At December 31, 1996, total assets were $1.1 billion compared to $916 million at December 31, 1995. This increase was due primarily to a net increase of $31.1 million and $77.4 million in securities held to maturity and loans receivable, respectively. Total liabilities were $951 million at December 31, 1996, compared to $787 million at December 31, 1995. This increase was largely the result of an increase in deposit accounts at Doral Federal and long term notes payable. At December 31, 1996, deposit accounts totaled $159 million, compared to $96 million at December 31, 1995. Deposit accounts include $30.3 million in non-interest bearing demand deposits representing escrow funds and other servicing accounts from First Financial's servicing operations. The increase in deposits is primarily due to the offering of competitive interest rates and increased market recognition achieved by Doral Federal. As of December 31, 1996, Doral
Federal had $280.7 million in assets, compared to $160 million at December 31, 1995.

INTEREST RATE FLUCTUATIONS

     Changes in interest rates can have a variety of effects on the Company's business. In particular, changes in interest rates affect the volume of mortgage loan originations and acquisitions, the interest rate spread on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans and the value of the Company's loan servicing portfolio and mortgage-backed securities holdings.

     Lower interest rates tend to increase demand for mortgage loans for home purchases, as well as the demand for refinancing of existing mortgages. Higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans and reduce demand for refinance loans. As a result, higher interest rates may adversely affect the volume of loan originations and income related to mortgage production.
Although the Company has increased home purchase originations, a significant future increase in mortgage interest rates in Puerto Rico would adversely affect the Company's business if it results in a significant decrease in refinancing of mortgage loans.

     Changes in prevailing long-term market interest rates between the time the Company commits to or establishes an interest rate on a mortgage loan and the time commitments to purchase the mortgage loan are obtained or the loan is sold affect FFCC's gain or loss on the sale of such mortgage loan. The Company uses forward commitments and other hedging techniques in an attempt to reduce its exposure to changes in interest rates pending the sale of such mortgage loans.

     The Company does not generally hedge conventional loans in the pipeline or in the process of origination because the Company does not generally permit customers to lock-in an interest rate prior to closing. Instead, the interest rates on loans are generally fixed at closing based on a certain spread over a prevailing rate that adjusts weekly. For FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to sell or obtain commitments for the sale of such loans or mortgage-backed securities following the funding of such loans. These loans are normally sold to institutional investors or to FNMA and FHLMC. To the extent the Company does engage in offerings of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments at the time it fixes the rates for the loans. Non-conforming conventional loans are normally sold in bulk to local financial institutions or packaged into collateralized mortgage obligations. The sale of non-conforming conventional loans normally takes longer than the sale of conforming mortgage loans. Accordingly, the Company attempts to manage this interest rate risk through the purchase of listed options on U.S. Treasury Securities, as well as through the purchase of option contracts in the over-the-counter market on other interest rate sensitive instruments.

     In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because the tax exempt status of interest paid on these securities under Puerto Rico law makes them more attractive to retail investors. This relative stability of prices for Puerto Rico GNMA securities allows the Company to carry out a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. The Company seeks to protect itself from interest rate risk associated with its inventory of GNMA securities by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market. The Company has in place long-term repurchase agreements secured by collateralized mortgage obligations backed by GNMA certificates with a principal amount of approximately $65 million. The Company does not obtain forward commitments or otherwise hedge such securities because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute similar securities under the repurchase agreements.

     The cost of unexpired options, net of premiums collected on written options, is capitalized as part of the carrying cost of the mortgage loans and charged to income when they expire. Unrealized net gains or losses on unexpired options positions are considered as part of the lower cost or market evaluation made for mortgage loans.

     Declines in interest rates can adversely affect the Company's revenues by increasing prepayment rates and causing an increase of the amortization of MSRs and ESRs or causing an impairment to be recognized with respect to such assets. Moreover, increased prepayment rates can reduce the Company's servicing income by decreasing the size of the Company's servicing portfolio. To date, the Company has not used synthetic hedge devices to protect the value of its MSRs and ESRs from future interest rate fluctuations. The primary means used by the Company to reduce the sensitivity of the Company's servicing income to possible reduction of its servicing portfolio has been the development of a strong retail origination network that has allowed the Company to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

     The net interest income of the Company is also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. Most of the Company's interest earning assets, including its mortgage-backed securities held for trading, are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). To protect against major fluctuations in short-term interest rates, the Company purchases listed put and call options and sells call options on financial instruments, including Eurodollar contracts. This policy attempts to ensure a relatively stable short-term cost of funds. With respect to the loans receivable and securities held to maturity of Doral Federal, Doral Federal attempts to obtain long-term deposits and other long-term debt financing, including advances from the FHLB-NY and term notes backed by FHLB-NY letters of credit.

     In the future, FFCC may use alternative hedging techniques including futures, options or other hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected.

INFLATION

     FFCC is affected by inflation in the areas of loan production and servicing fees. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for the Company's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Fluctuations" for a discussion of the effects of changes of interest rates on the Company's operations.

CHANGES IN ACCOUNTING PRINCIPLES

     In January 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependant. Loans that are measured at fair value or at the lower of cost or fair value, are excluded.

     In January 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets, to be held and used. Under SFAS No. 121, long-lived assets and certain identifiable intangibles to be held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

     In January 1996, the Company also adopted SFAS No. 123, "Accounting for Stock-based Compensation." This Statement defines a fair value based method of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to measure compensation cost for its stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. No transactions of the nature covered by SFAS No. 123 have been made.

     The adoption of these Statements have had no material effect on the Company's result of operations or financial position.

NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial-components approach that
focuses on control.   That approach requires the recognition of financial
assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets.

     This Statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values.

     The provisions of this Statement, except as indicated below, are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and must be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued a statement that defers for one year the effective date applicable to the provisions of SFAS No. 125 that deal with secured borrowings and collateral. Additionally, the deferment provision would apply to transfers of financial assets only for repurchase agreements, dollar rolls and securities lending.

     Management believes that the adoption of these standards will not have a material adverse effect on the Company's results of operations or financial position.

RECENT DEVELOPMENTS

     Product Diversification. Commencing in 1995, the Company began to offer home equity and personal loans secured by mortgages in order to diversify its loan products. These loans, which are secured by first or second mortgage liens, generally have lower balances (between $10,000 and $40,000), shorter maturities (between five to ten years) and bear higher interest rates. The Company sells these loans, other than such loans funded and retained by Doral Federal, to local financial institutions, or packages them into collateralized mortgage obligations. When the Company sells these loans, it normally retains the right to receive, as a servicing fee, interest payable on the loan above a specified rate. The present value of the servicing fee income to be received over the life of the loan over and above the typical servicing fee payable on conforming conventional loans is recognized on the Company's income statement as a component of Mortgage Loan Sales and Fees and is reflected as an asset on the Company's balance sheet as ESRs. As the volume of originations of this type of loan product increases, the amount of the Company's revenues consisting of increases in ESRs and the amount of ESRs reflected on the balance sheet of the Company will increase.

     Deregulation of Interest Rates. Mortgage interest rates on non-government guaranteed mortgage loans in Puerto Rico were deregulated effective April 1996. Management believes that this deregulation may result in an increase in loan originations by expanding the market of potential borrowers. The deregulation of interest rates in Puerto Rico may also have a positive impact on the Company's net interest income by allowing the Company to originate higher yielding mortgage loans.

     New Broker-Dealer Subsidiary. During the second quarter of 1996, the Company organized a new securities broker-dealer subsidiary, AAA Financial, which commenced operations on September 12, 1996. The new broker-dealer subsidiary commenced operations from a single branch in the San Juan metropolitan area and employed 16 persons by the end of 1996. While the new subsidiary is engaged in a general securities business, its efforts are concentrated on the sale of Puerto Rico tax exempt GNMA securities and other Puerto Rico securities. The operations of AAA Financial did not have a material impact on the Company's results of operations for 1996.

     Repeal of Section 936. Section 936 of the U.S. Internal Revenue Code ("Section 936"), has historically provided incentives for U.S.
corporations to invest in Puerto Rico by granting a credit to qualifying corporations ("936 Corporations") against a portion of the U.S. income tax payable from the active conduct of a trade or business in Puerto Rico and 100% of certain qualifying investment income derived in Puerto Rico. Section 936 together with complementary Puerto Rico laws has provided incentives for 936 Corporations and financial intermediaries receiving funds from 936 Corporations to invest in mortgage loans and mortgage-backed securities. On August 20, 1996, the Small Business Job Protection Act of 1996 (the "Small Business Job Protection Act") was signed into law. The Small Business Job Protection Act provides for the elimination of the special U.S. federal income tax benefits available under Section
936 to U.S. corporations operating and investing in Puerto Rico. The Act repealed Section 936, subject to a ten-year grandfather rule for 936 Corporations that were engaged in the active conduct of a trade or business on October 13, 1995 and that qualified for and elected the benefits of Section 936 for the corporation's taxable year which includes such date. During the grandfather period, the amount of income that will benefit from the credit available under Section 936 derived from the active conduct of a trade or business will be subject to varying caps. The credit available for investment income is not be subject to the grandfather rule and was eliminated effective for taxable years beginning after December 31, 1995 but in no event prior to July 1, 1996.

     While the final impact of a repeal of Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of Section 936, particularly the elimination of the credit for investment income, could also lead to a decrease in the amount of funds invested in the Puerto Rico financial market by 936 Corporations ("936 Funds"), thereby increasing funding costs and decreasing liquidity for Puerto Rico mortgage products. While the final magnitude of the impact of any such changes on the Company's profitability or financial condition cannot be determined at this time, management believes, based on recent experience, that the principal impact of the loss of 936 Funds will be a moderate increase in the Company's funding costs. The Company, however, has taken steps to attempt to reduce the impact of any such adverse changes by diversifying its sources of funding and identifying additional investors for its mortgage products.

     Possible Changes in Favorable Puerto Rico Tax Laws. The Company currently benefits from Puerto Rico tax laws that exempt from Puerto Rico income taxes the interest received on FHA and VA loans and on GNMA mortgage-backed securities backed by FHA and VA loans. This favorable tax treatment has permitted the Company to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United States and to reduce its effective tax rate through the receipt of tax exempt interest. On February 28, 1997, the Government of Puerto Rico announced its intention to seek legislation to repeal the exemption for interest received on FHA and VA loans. Under the Government's proposal, interest on FHA and VA loans originated after June 30, 1997, with the exception of certain loans made to finance the purchase of homes in low and moderate income housing projects sponsored by local housing authorities, would cease to be exempt. Individuals receiving interest on FHA and VA loans originated after such date, however, would be taxed at a preferential 17% rate that would also apply to Puerto Rico corporate debt obligations. The Government's proposal would not alter the tax exempt status of FHA and VA loans and securities backed by such loans originated prior to July 1, 1997.

     The Government's proposal is part of a broader initiative to reform the capital markets in Puerto Rico. The repeal of the tax exemption for interest on FHA and VA loans must be approved by the Puerto Rico legislature before becoming effective. To date, implementing legislation has not been introduced into the Puerto Rico legislature. In the opinion of management, while the final impact of the proposal cannot be fully measured until management has had the opportunity to review the implementing legislation as finally approved, management believes that the adoption of the proposal, in its current form, would not have a material adverse effect on the Company's financial condition or results of operation.

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



                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" and "Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance" contained in Company's definitive Proxy Statement for its 1997 Annual Meeting of stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report.

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


                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

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

    (3) Exhibits.


EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
3.1             Amended and Restated Certificate of Incorporation of FFCC, as currently in effect.(22)
3.2             By-laws of FFCC, as amended as of January 30, 1996.(18)
4.1             Common Stock Certificate.(22)
10.13           1988 FFCC Stock Option Plan.(3)
10.14           FFCC Restricted Stock Plan.(3)
10.15           Purchase Agreement dated as of September 21, 1988, between FFCC and Culbro Corporation covering the purchase of RSC Corp. and Doral Mortgage Corporation.(3)
10.18           Form of Contract of Pledge used by FFCC in connection with the Warehousing Loan Agreement dated November 25, 1987, as amended, with Scotiabank de Puerto Rico.(5)
10.21           Tax Indemnification Agreement between Culbro Corporation and FFCC.(3)
10.22           Purchase Agreement dated as of November 30, 1976, between CMB, Inc. and David Levis,
                Salomon Levis, Aida Levis and Carmen Levis covering the purchase of FFCC together with amendments or supplements dated August 25, 1977, November 1, 1977, January 1, 1982,
                February 9, 1982, January 1, 1986 and January 1, 1987.(3)
10.23           Purchase Agreement dated as of October 15, 1986, between CMI Inc. and Salomon Levis and
                Carmen Maria Serracante covering the purchase of RSC Corp.(3)
10.24           Purchase Agreement dated as of October 15, 1986, between DRL, Inc. and Jesus M. Rodriguez and Marta Melendez covering the purchase of Doral Mortgage Corporation.(3)
10.28           Agreement among Doral Mortgage Corporation, Banco de Ponce, as trustee, and the Puerto Rico
                Housing Finance Corporation dated September 25, 1990.(4)
10.30           Loan Agreement between FFCC and Puerto Rico Island Rental Limited Dividend Partnership
                S.E., dated December 27, 1990.(4)
10.32           Warehousing Loan Agreement dated September 8, 1995 between FFCC and Banco Santander Puerto
                Rico.(14)
10.33           Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto Rico.(4)
10.34           (a) Repurchase Agreement, between FFCC and BP Capital Markets, Inc., dated November 10,
                1995. (18)
                (f) Repurchase Agreement between FFCC and First Boston (Puerto Rico), Inc., dated November
                28, 1989.(4)
                (k) Master Repurchase Agreement between FFCC and PaineWebber, Inc., dated as of March 24,
                1992.(5)
10.35           Employment Agreement dated August 29, 1995 between FFCC and Salomon Levis.(16)
10.36           Employment Agreement dated August 29, 1995 between FFCC and Zoila Levis.(16)
10.37           Third Amendment to Loan Agreement dated June 5, 1991 between FFCC and Scotiabank de Puerto
                Rico.(2)
10.39           Mark-to-Market Agreement between FFCC and PaineWebber Incorporated, dated as of March 24,
                1992.(5)
10.40           Insurance and Indemnity Agreement dated as of May 28, 1992, between FFCC and Financial
                Security Assurance Inc.(5)
10.41           Letter Agreement dated August 20, 1992 between Scotiabank de Puerto Rico and FFCC confirming the renewal of the Loan Agreement dated November 25, 1987.(5)
10.42           Financing Agreement dated May 14, 1992, between FFCC and Banco Popular de Puerto Rico.(5)
10.43           Employment Agreement dated August 29, 1995, between FFCC and Richard F. Bonini.(16)




EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
10.44           Addendum to Warehousing Loan Agreement dated August 1, 1991, between FFCC and Banco
                Santander Puerto Rico.(5)
10.45           Addendum to Warehousing Loan Agreement dated May 29, 1992, between FFCC and Banco Santander
                Puerto Rico.(5)
10.46           Letter Agreement dated November 28, 1988 amending the Loan Agreement between FFCC and
                Scotiabank de Puerto Rico dated November 25, 1987.(5)
10.47           Amendment dated June 29, 1989 to the Loan Agreement between FFCC and Scotiabank de Puerto
                Rico dated November 25, 1987.(5)
10.49           Employment Agreement dated as of December 1, 1996 between FFCC and Luis Alvarado.(22)
10.50           Customer Agreement, dated March 9, 1993, between FFCC and Meridian Capital Markets Inc.
                relating to the execution of Forward Contracts.(6)
10.51           Master Repurchase Agreement, dated March 24, 1993, between FFCC and Bear Sterns Mortgage
                Capital Corporation.(7)
10.52           Amended and Restated Master Production Agreement, dated as of October 1, 1995, between
                FFCC, Doral Mortgage and Doral Federal, Master Production Agreement, dated as of October 1,
                1995, between FFCC, Doral Mortgage and Doral Federal.(8)
10.53           Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(9)
10.54           Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between FFCC and Nomura Asset Capital Corporation.(13)
10.55           Purchase and Servicing Agreement, dated as of September 1, 1993, between FFCC and Meridian
                Capital markets, a Division of Meridian Bank.(13)
10.56           Financing Facility Agreement dated March 21, 1994, between Nomura Asset Capital
                Corporation, FFCC and Doral.(12)
10.57           Master Repurchase Agreement among Merrill Lynch Mortgage Capital, Inc., FFCC and Doral together with Supplemental Terms to Master Repurchase Agreement, each dated as of January
                12, 1995.(14)
10.58           Swap Agreement dated December 7, 1994, between FFCC and David Levis.(14)
10.59           Demand Note dated December 9, 1994.(14)
10.60           Form of Medium Term Note, 1994 Series Puerto Rico-A.(14)
10.61           Credit Agreement, dated as of June 30, 1995, between FFCC, Doral Mortgage, the lenders party thereto and Bankers Trust Company, as Agent.(17)
10.62           Debenture Purchase Agreement dated as of September 25, 1995, and amended restated as of
                December 15, 1995, between the Company and BanPonce Corporation (including the forms of
                Series A and Series Debentures.(15)
10.63           Financing Agreement dated October 10, 1995, between FFCC and Banco Santander together with related Assignment and Pledge Agreements.(16)
10.64           Master Servicing and Collection Agreement dated October 1, 1995, between FFCC and Doral
                Federal Savings Bank.(18)
10.65           Employment Agreement, dated as of February 20, 1996, between FFCC and Frederick C. Teed.(18)
10.66           First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between FFCC and Doral Federal Savings Bank.(19)




EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------

10.67           First Amendment to Amended and Restated Master Production Agreement, dated as of March 1,
                1996, between FFCC, Doral Mortgage Corporation and Doral Federal Savings Bank,
                respectively.(19)
10.68           First Amended and Restated Credit Agreement, dated as of September 25, 1996, between FFCC,
                Doral Mortgage, the lenders party thereto and Bankers Trust Company, as Agent, as amended by First Amendment dated January 7, 1997.(22)
10.69           Indenture, dated as of October 10, 1996, between the Company and Bankers Trust Company, as trustee, including form of Senior Note. (20)
10.70           Employment Agreement, dated as of July 1, 1996, between FFCC and Mario S. Levis.(21)
10.71           Employment Agreement, dated as of December 31, 1996, between Doral Mortgage and Edison
                Velez.(22)
21              List of FFCC's subsidiaries.(22)
27              Financial Data Schedule (Edgar version only).(22)

-----------------------

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

     (18) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     (19) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

     (20) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report For 8-K, dated October 10, 1996.

     (21) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     (22) Filed herewith.

     (b)  Reports on Form 8-K.

     (1) Current Report on Form 8-K ("Form 8-K"), dated October 10, 1996, reporting under Item 5 - "Other Items" the closing of the issuance and sale of the Company's Senior Notes.

                                 SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Caribbean Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST FINANCIAL CARIBBEAN CORPORATION



                                           By:       /s/  Salomon Levis
                                              ----------------------------------
                                                          Salomon Levis
                                                   Chairman of the Board and
                                                    Chief Executive Officer
Date:  March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                           Chairman of the Board and
    /s/ Salomon Levis       Chief Executive Officer   March 27, 1997
--------------------------
     (Salomon Levis)

  /s/ Richard F. Bonini
--------------------------       Director and         March 27, 1997
   (Richard F. Bonini)      Chief Financial Officer

/s/ Edgar M. Cullman, Jr
--------------------------         Director           March 27, 1997
 (Edgar M. Cullman, Jr.)

/s/ Frederick M. Danziger
--------------------------         Director           March 27, 1997
 (Frederick M. Danziger)

    /s/ John L. Ernst
--------------------------         Director           March 27, 1997
     (John L. Ernst)

     /s/ Zoila Levis
--------------------------         Director           March 27, 1997
      (Zoila Levis)

   /s/ A. Brean Murray
--------------------------         Director           March 27, 1997
    (A. Brean Murray)

 /s/ Victor M. Pons, Jr.
--------------------------         Director           March 27, 1997
  (Victor M. Pons, Jr.)

  /s/ Ricardo Melendez
--------------------------    Vice President and      March 27, 1997
   (Ricardo Melendez)        Controller, Principal
                              Accounting Officer

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

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

             FIRST FINANCIAL CARIBBEAN CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                JANUARY 31, 1997



                                                                                           PAGE
                                                                                           ----
Report of Independent Accountants......................................................    F-3
Consolidated Financial Statements
    Consolidated Balance Sheet as of December 31, 1996 and 1995........................    F-4
    Consolidated Statement of Income for the years ended
     December 31, 1996, 1995 and 1994..................................................    F-5
    Consolidated Statement of Changes in Stockholder's Equity for the years ended
     December 31, 1996, 1995 and 1995 ..................................................   F-6
    Consolidated Statement of Cash Flows for the years ended December 31, 1996,
     1995 and 1994......................................................................   F-7
    Notes to Consolidated Financial Statements..........................................   F-9




     All financial schedules have been omitted because they are not applicable, or because the information required is included in the consolidated financial statements or notes thereto.

[PRICE WATERHOUSE LETTERHEAD]



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
First Caribbean Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of First Financial Caribbean Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65", effective April 1, 1995.


/s/ Price Waterhouse

PRICE WATERHOUSE

San Juan, Puerto Rico
January 31, 1997

Stamp 1392092 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

                      FIRST FINANCIAL CARIBBEAN CORPORATION
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                     ASSETS
                                     ------

                                                                                          December 31,
                                                                                          ------------
                                                                                     1996                1995
                                                                                     ----                ----
Cash and cash equivalents                                                       $   81,213,266     $   59,871,646
Mortgage loans held for sale, net                                                  261,607,809        244,132,116
Securities held for trading                                                        411,447,299        407,941,495
Securities held to maturity                                                        109,054,782         77,945,425
Securities available for sale                                                       12,006,540         14,578,997
Loans receivable, net                                                              128,765,669         51,355,258
Accounts receivable and mortgage servicing
 advances, net                                                                      15,882,059          9,591,627
Accrued interest receivable                                                         10,090,549          8,155,028
Mortgage servicing rights, net                                                      20,968,937         11,164,065
Excess servicing fees receivable, net                                               24,678,425         10,407,297
Property, leasehold improvements and  equipment, net                                 9,359,550          6,504,725
Cost in excess of fair value of net assets acquired, net                             6,561,918          6,526,131
Real estate held for sale, net                                                       2,246,449          2,084,541
Prepaid and other assets                                                             8,071,477          5,859,593
                                                                                --------------     --------------
         Total assets                                                           $1,101,954,729     $  916,117,944
                                                                                ==============     ==============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
Loans payable                                                                     $196,396,627       $234,367,019
Securities sold under agreements to repurchase                                     387,651,266        363,615,500
Deposit accounts                                                                   158,901,811         95,740,441
Notes payable                                                                      147,892,823         51,682,156
Advances from Federal Home Loan Bank of N.Y                                         15,000,000         10,407,111
Convertible Subordinated Debentures                                                 10,000,000         10,000,000
Accounts payable and other liabilities                                              26,992,355         16,024,065
Income tax payable                                                                     216,873            388,041
Deferred tax liability                                                               8,372,005          4,877,068
                                                                                --------------     --------------
         Total liabilities                                                         951,423,760        787,101,401
                                                                                ==============     ==============
Commitments and contingencies  (Note 25)

Stockholders' equity:
   Serial Preferred Stock, $1 par value, 2,000,000 shares
    authorized; no shares outstanding (1995 - 108,397
    shares of 10.5% Cumulative Convertible Preferred
    Stock, Series A,
    outstanding)                                                                          --              108,397
   Common stock, $1 par value, 20,000,000 shares authorized;
    9,125,092 shares issued (1995 - 8,884,170); 9,111,092 shares
    outstanding (1995 - 8,870,170)                                                   9,125,092          8,884,170
   Paid-in capital                                                                  38,672,523         38,329,800
   Retained earnings                                                               102,925,252         81,892,300
                                                                                --------------     --------------
                                                                                   150,722,867        129,214,667

Unrealized (loss) gain on securities available for sale,
 net of deferred tax                                                                   (81,358)             8,856
Treasury stock at par value, 14,000 shares                                             (14,000)           (14,000)
Unearned compensation under employment contracts                                       (96,540)          (192,980)
                                                                                --------------     --------------
         Total stockholders' equity                                                150,530,969        129,016,543
                                                                                --------------     --------------
         Total liabilities and stockholders' equity                             $1,101,954,729       $916,117,944
                                                                                ==============     ==============


        The accompanying notes are an integral part of these statements.

                      FIRST FINANCIAL CARIBBEAN CORPORATION
                      -------------------------------------

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                              Year ended December 31,
                                                              -----------------------
                                                       1996             1995           1994
                                                       ----             ----           ----
Revenues:
   Interest income                                 $ 66,986,946    $ 61,907,114    $ 46,507,972
   Mortgage loan sales and fees                      26,610,264      13,528,534      10,572,734
   Servicing income                                  11,658,588      10,576,826      11,447,772
   Gain on sale of mortgage servicing rights          1,813,108       5,204,933       3,003,459
   Other income                                         764,082         619,923         510,705
                                                   ------------    ------------    ------------
                                                    107,832,988      91,837,330      72,042,642
                                                   ------------    ------------    ------------
Expenses:
   Interest                                          46,443,095      43,380,148      23,251,898
   Employee cost                                      8,981,538       6,471,059       6,000,632
   Taxes, other than payroll and income taxes         1,086,556       1,150,416         847,856
   Maintenance                                          694,000         654,354         712,627
   Advertising                                        3,500,444       2,474,638       4,205,312
   Professional services                              2,670,920       2,867,316       3,658,557
   Telephone                                          1,813,094       1,682,412       2,076,049
   Rent                                               2,083,538       2,096,979       2,004,023
   Other                                              9,281,164       8,999,491      10,540,576
                                                   ------------    ------------    ------------
                                                     76,554,349      69,776,813      53,297,530
                                                   ------------    ------------    ------------
Income before income taxes and cumulative
 effect of change in accounting principle            31,278,639      22,060,517      18,745,112
                                                   ------------    ------------    ------------
Income taxes:
   Current                                              961,124       1,400,044       2,092,696
   Deferred                                           3,277,000       1,100,169         436,899
                                                   ------------    ------------    ------------
                                                      4,238,124       2,500,213       2,529,595
                                                   ------------    ------------    ------------
Income before cumulative effect of  change
 in accounting principle                             27,040,515      19,560,304      16,215,517
Cumulative effect of change in accounting
 principle - adoption of SFAS 115, net of
 deferred income taxes of $880,000                         --              --         1,215,000
                                                   ------------    ------------    ------------

         Net income                                $ 27,040,515    $ 19,560,304    $ 17,430,517
                                                   ============    ============    ============

Earnings per share:
Primary:
   Income before cumulative effect of change
    in accounting principle                        $       2.98    $       2.65    $       2.29
   Cumulative effect of change in accounting
    principle                                              --              --               .17
                                                   ------------    ------------    ------------
         Net income                                $       2.98    $       2.65    $       2.46
                                                   ============    ============    ============
Fully diluted:
   Income before cumulative effect of change in
    accounting principle                           $       2.84    $       2.53    $       2.14
   Cumulative effect of change in accounting
    principle                                              --              --               .16
                                                   ------------    ------------    ------------
         Net income                                $       2.84    $       2.53    $       2.30
                                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    FIRST FINANCIAL CARIBBEAN CORPORATION
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                             Unrealized
                                                                                                             (loss) gain
                                                                                                            on securities
                                           Preferred           Common          Paid-in          Retained      available
                                             stock              stock          capital          Earnings       for sale
                                          ------------      -------------    -----------     ------------  ---------------
Balance at December 31, 1993             $     414,413      $   6,762,138    $16,884,486     $ 53,219,178
Shares converted                              (210,084)           420,168       (210,084)
Cash dividends:
   Convertible preferred stock,
    $1.05 per share                                                                              (325,045)
   Common stock - $.52 per share                                                               (3,618,215)
Net income                                                                                     17,430,517
Amortization of unearned compensation    -------------      -------------    -----------     ------------

Balance at December 31, 1994                   204,329          7,182,306     16,674,402       66,706,435
shares issued on December 11, 1995                              1,510,000     21,751,330
Shares converted                               (95,932)           191,864        (95,932)
Cash dividends:
   Convertible preferred stock,
    $1.05 per share                                                                              (187,639)
   Common stock - $.58 per share                                                               (4,186,800)
Net income                                                                                     19,560,304
Amortization of unearned compensation
Net change in fair value of securities
   available for sale, net
    of deferred taxes                                                                                                8,856
                                              --------          ---------    -----------       ----------            -----
Balance at December 31, 1995                   108,397          8,884,170     38,329,800       81,892,300            8,856
Shares issued on January 31, 1996                                  25,000        455,000
Shares converted                              (107,961)           215,922       (107,961)
Shares redeemed                                   (436)                           (4,316)
Cash dividends:
   Convertible preferred stock,
   $.3825 per share                                                                               (13,998)
   Common stock - $.66 per share                                                               (5,993,565)
Net income                                                                                     27,040,515
Amortization of unearned compensation
Net change in fair value of securities
   available for sale, net of
    deferred taxes
                                                                                                                   (90,214)
                                         -------------      -------------    -----------     ------------    -------------
Balance at December 31, 1996                                $   9,125,092    $38,672,523     $102,925,252    $     (81,358)
                                         =============      =============    ===========     ============    =============




                                                                                Unearned
                                                                              compensation
                                                                                  under
                                                             Treasury          employment
                                                              stock            contracts        Total
                                                          ------------       --------------   ------------
Balance at December 31, 1993                                ($14,000)         ($321,568)     $  76,944,647
Shares converted
Cash dividends:
   Convertible preferred stock,
    $1.05 per share                                                                               (325,045)
   Common stock - $.52 per share                                                                (3,618,215)
Net income                                                                                      17,430,517
Amortization of unearned compensation                                            64,294             64,294
                                                             -------           --------         ----------
Balance at December 31, 1994                                 (14,000)          (257,274)        90,496,198
shares issued on December 11, 1995                                                              23,261,330
Shares converted
Cash dividends:
   Convertible preferred stock,
    $1.05 per share                                                                               (187,639)
   Common stock - $.58 per share                                                                (4,186,800)
Net income                                                                                      19,560,304
Amortization of unearned compensation                                            64,294             64,294
Net change in fair value of securities
   available for sale, net
    of deferred taxes                                                                                8,856
                                                             -------           --------         ----------
Balance at December 31, 1995                                 (14,000)          (192,980)       129,016,543
Shares issued on January 31, 1996                                                                  480,000
Shares converted
Shares redeemed                                                                                     (4,752)
Cash dividends:
   Convertible preferred stock,
   $.3825 per share                                                                                (13,998)
   Common stock - $.66 per share                                                                (5,993,565)
Net income                                                                                      27,040,515
Amortization of unearned compensation                                            96,440             96,440
Net change in fair value of securities
   available for sale, net of
    deferred taxes                                                                                 (90,214)
                                                            ---------       ------------      ------------
Balance at December 31, 1996                                ($14,000)          ($96,540)      $150,530,969
                                                            =========       ============      ============

        The accompanying notes are an integral part of these statements.

                      FIRST FINANCIAL CARIBBEAN CORPORATION
                      -------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                            Year ended December 31,
                                                            -----------------------
                                                       1996            1995            1994
                                                       ----            ----            ----
Cash flows from operating activities:
  Net income                                       $ 27,040,515    $ 19,560,304    $ 17,430,517
                                                   ------------    ------------    ------------
  Adjustments to reconcile net income
   to net cash (used) provided by
   operating activities:
    Depreciation and amortization                     1,796,043       1,764,500       1,533,750
    Amortization of excess servicing
     fees receivable                                  1,628,427         988,082         566,668
    Amortization of cost in excess of fair
     value of net assets acquired                       374,530         376,158         358,097
    Amortization of mortgage servicing rights           998,789         562,054         730,059
    Deferred tax provision                            3,277,000       1,100,169         436,899
    Gain on sale of mortgage servicing rights        (1,813,108)     (5,204,933)     (3,003,459)
    Cumulative effect of change in accounting
     principle                                             --              --        (1,215,000)
    Allowances for losses                               797,000         352,000         299,523
    Origination and purchases of mortgage
     loans held for sale                           (719,886,000)   (583,659,000)   (797,582,000)
    Principal repayments and sales of mortgage
     loans held for sale                            368,572,642     283,829,870     216,918,548
    Purchases of mortgage-backed securities
     held for trading                              (156,935,000)   ( 72,124,000)   (265,025,000)
    Principal repayments and sales of
     mortgage-backed securities held for trading    488,619,000     357,461,000     653,479,000
    Increase in mortgage servicing rights           (10,803,661)     (8,207,139)       (581,130)
    Additions to excess servicing fees
     receivable                                     (15,899,555)     (2,638,790)     (5,859,312)
    (Increase) decrease in accounts receivable
      and mortgage servicing advances                (7,087,432)     (2,857,582)      8,112,720
    Increase in accrued interest receivable          (1,935,521)       (280,477)     (3,853,140)
    (Decrease) increase in loans payable            (26,203,023)    (94,428,485)     72,911,782
    (Decrease) increase in payable related to
     short sales                                    (12,106,847)     22,089,547            --
    Increase in interest payable                      2,388,123         382,912         788,079
    Increase in securities sold under
     agreements to repurchase                        23,923,266      59,885,483     160,530,375
    Increase (decrease) in accounts payable and
      other liabilities                               7,228,028      (2,151,491)    (21,838,018)
    Decrease in income tax payable                     (171,168)     (2,183,732)     (1,177,206)
    Amortization of unearned compensation
     under employment contracts                          96,440          64,294          64,294
                                                   ------------    ------------    ------------
         Total adjustments                          (53,142,027)    (44,879,560)     16,595,529
                                                   ------------    ------------    ------------
         Net cash (used) provided by
          operating activities                      (26,101,512)    (25,319,256)     34,026,046
                                                   ------------    ------------    ------------
Cash flows used for investing activities:
  Purchases of securities held to maturity          (54,480,000)    (10,789,000)    (61,789,000)
  Principal repayments of securities
   held to maturity                                  23,370,643       3,207,857         799,896
  Origination of loans receivable                   (98,680,000)    (52,341,000)    (26,252,000)
  Principal repayments of loans receivable           21,269,589       4,060,159         836,792
  Purchases of securities available for sale         (4,639,000)           --              --
  Principal repayments and maturities of
   securities available for sale                      7,121,243            --              --
  Purchase of property, leasehold improvements
   and equipment                                     (4,650,868)       (802,245)     (3,229,537)
  Payments of contingent purchase price
   of subsidiary                                       (410,317)       (292,887)       (430,929)
  Proceeds from sale of real estate held for sale     1,182,627       1,616,911       3,163,069
  Acquisition of real estate held for sale           (1,344,535)     (1,585,541)     (2,350,675)
  Proceeds from sale of mortgage servicing rights     1,813,108       5,228,985       3,306,286
  Increase in prepaid and other assets               (1,541,969)     (1,799,225)       (591,019)
                                                   ------------    ------------    ------------
         Net cash used by investing activities     (110,989,479)    (53,495,986)    (86,537,117)
                                                   ------------    ------------    ------------

                                   (Continued)


        The accompanying notes are an integral part of these statements.

                      FIRST FINANCIAL CARIBBEAN CORPORATION
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                  Year ended December 31,
                                                          1996              1995              1994
                                                          ----              ----              ----
Cash flows provided by financing activities:
   Increase in deposits                              $  63,161,370    $  29,269,330    $  40,020,265
   Proceeds from convertible
    subordinated debentures                                   --         10,000,000             --
   Proceeds from issuance of common stock, net             475,248       23,261,330             --
   Proceeds (repayment) of advances
    from Federal Home Loan Bank                          4,592,889        9,987,866       (2,012,134)
   Increase in notes payable                            96,210,667       34,626,676       17,055,480
   Dividends declared and paid                          (6,007,563)      (4,374,439)      (3,943,260)
                                                     -------------    -------------    -------------
         Net cash provided by financing activities     158,432,611      102,770,763       51,120,351
                                                     -------------    -------------    -------------
Net increase (decrease) in cash
 and cash equivalents                                   21,341,620       23,955,521       (1,390,720)
Cash and cash equivalents at beginning of year          59,871,646       35,916,125       37,306,845
                                                     -------------    -------------    -------------
Cash and cash equivalents at the end of year         $  81,213,266    $  59,871,646    $  35,916,125
                                                     =============    =============    =============
Supplemental Schedule of Noncash
 Investing and Financing
 Activities:
   Noncash financing activities-conversion
    of preferred stock                               $   1,083,970    $     959,320    $   2,100,840
                                                     =============    =============    =============
Supplemental Cash Flow Information:
   Cash used to pay interest                         $  44,055,000    $  43,000,000    $  22,460,000
                                                     =============    =============    =============
   Cash used to pay income taxes                     $   1,132,000    $   3,360,000    $   3,260,000
                                                     =============    =============    =============












        The accompanying notes are an integral part of these statements.

                      FIRST FINANCIAL CARIBBEAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - REPORTING  ENTITY:

The consolidated financial statements include the accounts of First Financial Caribbean Corporation and its wholly-owned subsidiaries ("FFCC" or the "Company"), Doral Mortgage Corporation ("Doral"), RSC Corp. ("RSC"), Centro Hipotecario de Puerto Rico, Inc., Doral Federal Savings Bank ("Doral Federal") and AAA Financial Services Corporation ("AAA Financial"). All significant intercompany accounts and transactions have been eliminated in consolidation.

AAA Financial, a securities broker dealer, commenced operations in September 1996. Its operations for the year ended December 31, 1996 were not significant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is primarily engaged in the origination, purchase and sale of FHA, VA and conventional first and second mortgage loans and in providing and/or arranging for interim financing for the construction of residences and other types of real estate developments in Puerto Rico and selected markets in Florida. The Company, in combination with its subsidiaries, services FHA insured, VA guaranteed and conventional mortgage loans pooled for issuance of Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") backed securities and collateralized mortgage obligations certificates issued by grantor trusts established by the Company ("CMO Certificates"). It also services loans for private investors. The Company also originates loans for investment and provides banking services through a federal savings bank that operates two branches located in Puerto Rico. It also provides brokerage services through AAA Financial.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following summarizes the more significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

Securities held for trading

Securities held for trading are recorded at fair value. Changes in fair value are recorded currently in income.

Securities held to maturity

Securities held to maturity are recorded at amortized cost.

Securities available-for-sale

Securities available-for-sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, in a separate component of stockholders' equity.

Mortgage loans held for sale

Mortgage loans held for sale are recorded at the lower of cost or market computed on an aggregate portfolio basis.

Loans receivable

Loans receivable are held by Doral Federal principally for investment purposes. These consist of residential first and second mortgages, commercial and consumer loans.

Loans receivable are presented at the unpaid balance, less unearned interest, net deferred loan fees and allowance for loan losses. Unearned interest on commercial and consumer loans is amortized using a method which results in a uniform level rate of return on the principal amounts outstanding.

Allowances for losses

Allowances for losses provide for estimated losses on loans receivable, accounts receivable and real estate held for sale. The allowance is established based upon a review of the loan portfolio, loss experience, economic conditions and other pertinent factors.

The Company estimates the fair value of the retained recourse obligation of loans sold with recourse at the time of sale. Ordinarily the amounts involved are minimal insofar as the recourse obligations are met by substituting loans. The Company has generally been able to rehabilitate and resell the reacquired loans for at least their carrying amount. Accordingly, a reserve for possible losses arising from recourse obligations has not historically been deemed necessary.

Excess servicing fees receivable

The Company sells substantially all of the mortgage loans it produces (other than those originated by Doral Federal) and retains the related servicing rights. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the contractual servicing fee. Gains and losses on sales of such loans are adjusted to reflect as income or loss servicing fees that vary from normal servicing fee rates set by federally sponsored secondary market makers. Accordingly, the Company has recorded, as excess servicing fees receivable, amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated lives of the loans and using long-term interest rates that reflect the risks of the assets. The receivable is realized through receipt of the excess service fees over time. The Company periodically evaluates the net realizable value of its excess servicing fees receivable based on the present value of the estimated remaining future excess servicing fees revenue, using the same discount rate used to calculate the original excess servicing fees receivable asset. Any impairment in the value of the excess servicing fees receivable due to actual and anticipated prepayment experience, is recognized currently as a reduction of excess servicing fees receivable. Excess servicing fees receivable is amortized over their estimated life using a method approximating the level-yield method. The amortization is recorded as a reduction of servicing income.

Mortgage servicing rights

In April 1995, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB No. 65," ("SFAS 122"). This Statement changed the accounting for servicing rights related to loans originated by an entity. Previously, the Company followed the guidance provided by SFAS 65 which, among other things, prohibited the recognition of servicing rights related to loans originated by an entity. SFAS 122 requires that under certain conditions a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right. The allocation is based on the aggregate independent fair values of the loan and the related servicing right. To determine the fair value of the servicing rights, the Company uses the market prices of comparable servicing sale contracts.

SFAS 122 also requires that all mortgage servicing rights be evaluated for impairment. In determining impairment, mortgage servicing rights are disaggregated into pools based on their predominant risk characteristic. The Company has determined that risk characteristic to be interest rates. Impairment is recognized whenever the prepayment pattern of a particular mortgage pool indicates that the fair value of the related mortgage servicing rights is less than its carrying amount. Impairment is recognized by charging such excess to income. The Company determined that no reserve for impairment is required.

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

Securities purchased under agreements to resell

Resale agreements are treated as short-term investments. These are carried at the amounts at which the transaction will be settled. The securities underlying the agreements are not recorded in the asset accounts of the Company.

Securities sold under agreements to repurchase

From time to time the Company enters into sales of securities under agreements to repurchase the same or similar securities. Amounts received under these agreements represent short-term borrowings and the securities underlying the agreements remain in the asset accounts.

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

Sale of securities with put arrangements

From time to time the Company may sell mortgage-backed securities with put arrangements. Pursuant to these arrangements the Company grants the buyer a put option that allows the buyer to sell the securities back to the Company at a negotiated price. The accounting treatment for these transactions (as a borrowing or a sale) is based on an assessment of the probability that the put option will be exercised. If on the transaction date, management determines that it is probable that the put option will be exercised, the transaction is accounted for as a borrowing. If it is not judged probable that the put option will be exercised, the transaction is accounted for as a sale.

The premium collected on such put and any gain on the securities sold are deferred until the negotiated net option period expires. When a transaction is initially recorded as a sale but exercise of the put option later becomes probable, the Company accrues any losses expected upon the exercise of the put option and periodically adjusts the estimated loss accrual.

Amortization of debt issuance costs

Costs related to the issuance of debt are amortized under a method which approximates the interest method and shown as part of the related debt.

Interest rate risk management

The Company has various mechanisms to reduce its exposure to interest rate fluctuations, as these affect the value of its portfolio and the prices of newly generated loans, loans to be originated and sales with put options.

The Company may enter into financial derivatives such as futures contracts, options and interest rate swaps.

The cost of unexpired options, net of premiums collected on written options, is capitalized as part of the carrying cost of the mortgage loans and charged to income when these expire. Unrealized net gains or losses on unexpired options positions are considered as part of the lower cost or market evaluation made for mortgage loans.

Loan servicing

The Company pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities. Conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates as well as sold in bulk to investors with servicing retained. Under the servicing agreement, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 1996, accounts receivable include advances to investors of approximately $8,195,000 (1995 - $5,340,000).

The Company is also required to foreclose on loans in the event of default by the mortgagor. Mortgage loan servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.

Sales of mortgage servicing rights

The Company recognizes gain or loss on the sale of mortgage servicing rights after the sales contract is executed, all regulatory related approvals are obtained and the title and all risks and rewards of ownership have been irrevocably transferred to the buyer.

Income taxes

The Company follows an asset and liability approach that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. A valuation allowance is recognized for any deferred tax asset which, based on management's evaluation, is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized.

Statement of cash flows

Cash and cash equivalents include cash in banks, overnight deposits and certificates of deposit (1996 - $49,400,000 and 1995 - $25,099,000) and other highly liquid securities with an original maturity of three months or less.

At December 31, 1996, other highly liquid securities include $21,373,791 of securities purchased under agreements to resell maturing between January 8 and February 20, 1997.

At December 31, 1996, collateral for securities purchased under agreements to resell are summarized as follows:

                                                                                     Estimated
                                                        Carrying value               market value
                                                        --------------               ------------
     Mortgage-backed securities                            $12,317,534                $12,699,334
     US Treasury Notes                                      10,000,000                 10,018,750
                                                           -----------               ------------
                                                           $22,317,534                $22,718,084
                                                           ===========                ===========

These securities were held by the dealers that arranged the transactions.

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

The number of shares of common stock used for computing the primary and fully diluted earnings per share was as follows:

                                                                1996                 1995                1994
                                                                ----                 ----                ----
              Primary                                         9,066,561            7,307,945           6,942,734
              Fully diluted                                   9,681,268            7,760,135           7,576,964

Fair value of financial instruments

The reported fair values of financial instruments are based on a variety of factors. For a substantial portion of financial instruments, fair values represent quoted market prices for identical or comparable instruments. In a few other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that may be realized in the future.

Changes in accounting principles

In January 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are measured at fair value or at the lower of cost or fair value, are excluded.

In January 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets, to be held and used. Under SFAS No. 121, long-lived assets and certain identifiable intangibles to be held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

In January 1996, the Company also adopted SFAS No. 123, "Accounting for Stock-based Compensation." This Statement defines a fair value based method of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their stockbased employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to measure compensation cost for its stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. No transactions of the nature covered by SFAS No. 123 have been made.

The adoption of these Statements had no effect on the Company's results of operations or financial position.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In June 1996, the Financial Accounting Standards Board ("FASB") issued a new Statement of Financial Accounting Standards "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

This Statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values.

The provisions of this Statement, except as indicated below, are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and must be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued a statement that defers for one year the effective date applicable to the provisions of SFAS No. 125 that deal with secured borrowings and collateral. Additionally, the deferment provision would apply to transfers of financial assets only for repurchase agreements, dollar rolls and securities lending.

Management believes that the adoption of these standards will not have a material adverse effect on the Company's financial statements.

Other

Certain amounts reflected in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the presentation for 1996.

NOTE 3 - COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

Doral and RSC were acquired in December 1986. These transactions were accounted for by the purchase method resulting in $1,620,000 of cost in excess of the fair value of net assets acquired. The terms of the purchase agreement required additional pay-outs to the former stockholder over a ten-year period that ended in 1996. The additional pay-outs are contingent payments under the purchase agreements, and are accounted for as additional cost over the fair value of assets acquired. The amount of such pay-outs was determined based on a percentage ranging from 1/16% to 1/4% of the aggregate principal amount of mortgage loans closed.

The changes in cost in excess of fair value of net assets acquired are shown below:

                                                                         Year ended December 31,
                                                                         -----------------------
                                                         1996                       1995                  1994
                                                         ----                       ----                  ----
Balance at  beginning of period                        $6,526,131               $6,609,402            $6,536,570
Contingent payments under Doral
      purchase agreement                                  410,317                  292,887               430,929
Amortization expense                                     (374,530)                (376,158)             (358,097)
                                                      ------------             ------------          ------------
Balance at the end of period                           $6,561,918               $6,526,131            $6,609,402
                                                       ==========               ==========            ==========

Total accumulated amortization relating to cost in excess of fair value of net assets acquired amounted to $3,726,190, $3,351,660 and $2,975,502 at December 31, 1996, 1995 and 1994, respectively.

NOTE 4 - REGULATORY REQUIREMENTS:

Holding Company Requirements

As a result of the acquisition of Doral Federal, the Company became a savings and loan holding company ("SLHC") subject to the restrictions and requirements of the Home Owners' Loan Act of 1933, as amended (the "HOLA"). As SLHC, the Company was registered with the Director of the Office of Thrift Supervision (the "OTS") and is subject to various requirements of the HOLA, including examination, supervision and reporting requirements. Federal law and OTS regulations place certain limits on the types of activities in which an SLHC and its subsidiaries may engage. However, in general, these restrictions do not apply to a holding company that controls only one savings and loan association, provided such association meets the "qualified thrift lender" test which generally requires the association to have 65% of its portfolio assets in "qualified thrift investments." For Puerto Rico based savings institutions, these investments include, among other things, home mortgages, mortgage-backed securities, and personal loans.

Thrift Regulatory Capital Requirements

Doral Federal is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Doral Federal's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Doral Federal must meet specific capital guidelines that involve quantitative measures of Doral Federal's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Doral Federal's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Doral Federal to maintain minimum amounts and ratios (set forth in the table below) of tangible capital to adjusted assets, core capital to adjusted assets, and total risk-based capital to risk weighted assets, all as defined in the regulation. Management believes, as of December 31, 1996, that Doral Federal meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the OTS categorized Doral Federal as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Doral Federal must maintain minimum total risk-based, core and Tier I risk-based capital ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the institution's category.

Doral Federal's actual capital amounts and ratios are also presented in the table. Totals of $343,339 and $394,626 were deducted from tangible, core and total risk-based capital for certain non-allowable assets in 1996 and 1995, respectively.

                                                                                            To be well capitalized
                                                                    For Capital           Under prompt corrective
                                             Actual              Adequacy Purposes            action provisions
                                    ---------------------       ------------------        -------------------------
                                    Amount          Ratio (%)    Amount       Ratio(%)     Amount        Ratio (%)
As of December 31, 1996:
Tangible capital (to adjusted
 assets)                            $23,376,244     8.3          $4,206,239   >= 1.5           -              -
Tier I risk-based capital (to risk
   weighted assets)                 $23,376,244    19.3                -          -        $ 7,282,044   >=  6.0
Core capital (to adjusted assets)   $23,376,244     8.3          $8,412,479   >= 3.0       $14,020,798   >=  5.0
Total risk-based capital (to risk
   weighted assets)                 $24,095,420    19.8          $9,709,392   >= 8.0       $12,136,740   >= 10.0

As of December 31, 1995:
Tangible capital (to adjusted
 assets)                            $16,010,824    10.0          $2,400,180   >= 1.5           -              -
Tier I risk-based capital (to risk
   weighted assets)                 $16,010,824    25.4                -          -        $ 3,778,961   >=  6.0
Core capital (to adjusted assets)   $16,010,824    10.0          $4,800,360   >= 3.0       $ 8,000,600   >=  5.0
Total risk-based capital (to risk
   weighted assets)                 $16,249,331    25.8          $5,038,615   >= 8.0       $ 6,298,269   >= 10.0

Housing and Urban Development Requirements

The Company is a U.S. Department of Housing and Urban Development approved, non supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. The Company is also required to maintain fidelity bonds and errors and omission's insurance coverages based on the balance of its servicing portfolio.

SAIF Assessment

During the third quarter of 1996, the Company recorded a nonrecurring expense of $588,000 related to the payment of a special assessment to the Federal Deposit Insurance Corporation due to the enactment of legislation to recapitalize the Savings Association Insurance Fund.

Registered Broker-Dealer Requirements

AAA Financial is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and the Puerto Rico Office of the Commissioner of Financial Institutions (the "CFI"). AAA Financial is also a member of the National Association of Securities Dealers (the "NASD"). As a registered broker-dealer, it is subject to regulation by the SEC, the NASD and the CFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, AAA Financial is subject to the SEC's net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business.

The Company is in compliance with these regulatory requirements.

NOTE 5 - MORTGAGE LOANS HELD FOR SALE:

Mortgage loans held for sale consist of:

                                                December 31,
                                                ------------
                                           1996            1995
                                           ----            ----
Mortgage Loans:
   Conventional loans                  $193,644,969   $160,723,158
   FHA/VA loans                          62,548,030     79,338,335
   Construction and commercial loans      5,414,810      4,070,623
                                       ------------   ------------
                                       $261,607,809   $244,132,116
                                       ============   ============

At December 31, 1996, the aggregate amortized cost and approximate market value of these loans are as follows:

                                Gross unrealized                Gross unrealized              Approximate
         Amortized cost           holding gains                   holding losses              market value
         --------------           -------------                   --------------              ------------
          $261,607,809            $11,207,655                      ($7,625,151)               $265,190,313
          ============            ===========                       ==========                ============

Proceeds from sales of mortgage loans held for sale and mortgage-backed securities held for trading during 1996 was approximately $765,195,000 (1995 - $725,236,000, 1994 - $774,313,000). Gross gains of $33,580,000 (1995 -
$42,472,000, 1994 - $56,010,000) and gross losses of $19,014,000 (1995 -
$27,362,000, 1994 - $41,452,000) were realized on those sales.

NOTE 6 - SECURITIES HELD FOR TRADING:

Securities held for trading consist of:

                                    December 31,
                                    ------------
                                  1996             1995
                                  ----             ----
Mortgage-backed securities:
   GNMA                        $219,324,613    $242,327,525
   CMO certificates             158,109,657     157,535,436
   FHLMC                          6,369,721       7,091,819
   FNMA                             929,498         986,715
US Treasury Bonds                10,218,750            --
US Treasury Notes                 9,450,000            --
US Treasury Bills                 5,095,060            --
Other                             1,950,000            --
                               ------------    ------------
                               $411,447,299    $407,941,495
                               ============    ============

CMO certificates include the following:

                                                         December 31,
                                                         ------------
                                                    1996             1995
                                                    ----             ----
Certificates of other issuers                   $135,815,885    $135,572,829
Subordinated certificates, CMO's established
   by the Company                                 14,597,551      13,136,055
Residual certificates, CMO's established by
   the Company                                     7,696,221       8,826,552
                                                ------------    ------------
                                                $158,109,657    $157,535,436
                                                ============    ============

At December 31, 1996, CMO certificates include approximately $14,894,000 of interest only certificates.

Net unrealized holding gains on trading securities included in earnings for the year ended December 31, 1996 amounted to approximately $2,796,000 (1995 - $4,864,000, 1994 - net unrealized holding losses of $1,485,000).

NOTE 7 -  SECURITIES HELD TO MATURITY:
Securities held to maturity consist of:

                                                                December 31,
                                                                ------------
                                                  1996                            1995
                                                  ----                            ----
                                        Amortized       Fair            Amortized       Fair
                                          cost          value             cost          value
                                          ----          -----             ----          -----
Mortgage backed securities:
   CMO certificates of other issuers    $ 58,828,043    $ 59,803,233    $ 59,248,183    $ 59,520,647
   GNMA                                   37,879,031      38,483,168      10,744,705      10,918,536
Debt securities:
   Federal Home Loan Bank Notes            3,492,882       3,487,300       4,999,354       4,995,300
   U.S. Treasury Notes                     6,956,248       6,976,250       1,997,436       2,001,880
   U.S. Treasury Bills                        65,871          69,000          63,075          63,360
Other investments:
   Mortgage notes receivables              1,832,707       1,832,707         892,672         892,672
                                        ------------    ------------    ------------    ------------
                                        $109,054,782    $110,651,658    $ 77,945,425    $ 78,392,395
                                        ============    ============    ============    ============

Management has the intent to hold these securities and believes it has the ability to hold them to maturity by obtaining continuing financing under its existing credit facilities. In addition, part of the above securities are held by Doral Federal which has the ability to finance these securities with deposits, advances from Federal Home Loan Bank of N.Y. and other long-term funding sources.

At December 31, 1996, CMO certificates include approximately $4,550,000 of interest only certificates.

At December 31, 1996, securities held to maturity include approximately $16,220,000 pledged to secure public funds deposited in Doral Federal.

Contractual maturities of securities held to maturity at December 31, 1996 are as follows:

                                       MBS      Debt securities     Other
                                       ---      ---------------     -----
Within one year                    $      --      $    65,871    $ 1,832,707
After 1 year through five years     12,487,500      8,956,248           --
After 5 years through 10 years      12,483,350      1,492,882           --
After 10 years                      71,736,224           --             --
                                   -----------    -----------    -----------
                                   $96,707,074    $10,515,001    $ 1,832,707
                                   ===========    ===========    ===========

Expected maturities on mortgage-backed securities and loans will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Aggregate gross unrealized holding gains and losses are as follows:

                                                        December 31,
                                     1996           1995          1996          1995
                                     ----           ----          ----          ----
                                             MBS                   Debt securities
Gross unrealized holding gains     $1,613,352    $  480,645    $   23,131    $    4,730
                                   ==========    ==========    ==========    ==========
Gross unrealized holding losses    $   34,025    $   34,350    $    5,582    $    4,055
                                   ==========    ==========    ==========    ==========


NOTE 8 - SECURITIES AVAILABLE FOR SALE:

Securities available for sale consist of the following certificates:

                                                    December 31,
                                                    ------------
                                             1996                         1995
                                             ----                         ----
                                   Amortized                     Amortized
                                      Cost       Fair Value         Cost       Fair Value
                                   ---------     ----------      ---------      ---------
FNMA                              $ 2,241,007    $ 2,133,870    $ 7,164,471    $ 7,132,358
FHLMC                               2,364,808      2,277,139      4,413,676      4,381,228
GNMA                                7,534,100      7,595,531      2,991,994      3,065,411
                                  -----------    -----------    -----------    -----------
                                  $12,139,915    $12,006,540    $14,570,141    $14,578,997
                                  ===========    ===========    ===========    ===========

Aggregate gross unrealized holding gains and losses are as follows:

                                     1996        1995
                                     ----        ----
Gross unrealized holding gains     $ 61,430    $ 95,406
                                   ========    ========
Gross unrealized holding losses    $194,805    $ 86,550
                                   ========    ========

The contractual maturity of the securities available for sale at December 31, 1996 is over ten years.

Proceeds from sales of securities available for sale during 1996 were approximately $6,548,000. Gross gains of $33,478 were realized on those sales. There were no sales during 1995 and 1994.

NOTE 9 - LOANS RECEIVABLE:
Loans receivable consist of:

                                                    1996              1995
                                                    ----              ----
Residential mortgage loans                     $  91,595,388     $  29,480,931
Commercial real estate                            18,461,975         9,204,612
Consumer - secured by mortgage                    12,207,143         7,361,606
Construction loans                                 2,793,026         2,637,523
Loans on savings deposits                          1,771,242         1,939,912
Commercial                                         2,047,174           701,650
Consumer - other                                     356,237           323,744
Land secured                                         813,975           330,345
                                               -------------     -------------
       Gross loans                               130,046,160        51,980,323
Less:
   Unearned interest and deferred loan fees         (561,315)         (382,894)
   Reserve for loan losses                          (719,176)         (242,171)
                                               -------------     -------------
                                                  (1,280,491)         (625,065)
                                               -------------     -------------
       Total loans                             $ 128,765,669     $  51,355,258
                                               =============     =============

As of December 31, 1996, the Company had loans amounting to approximately $1,728,000 (1995 - $949,000) on which the accrual of interest income had been discontinued. If these loans had been accruing interest, the additional interest income realized would have been approximately $114,000 (1995 - $86,000).

Doral Federal originates adjustable and fixed interest rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to various market indexes. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Federal pays on the short-term deposits that have primarily funded these loans.

At December 31, 1996, the composition of loans receivable was as follows:

                Fixed rate                                     Adjustable rate
                ----------                                     ---------------
                                                 Term to date of
 Term to maturity        Book value              rate adjustment             Book value
 ----------------        ----------              ---------------             ----------
1 month - 1 year         $  3,348,611            1 month - 1 year            $3,808,206
1 year - 3 years            2,010,815            Non performing                 188,200
3 years - 5 years           6,030,170                                        ----------
5 years - 10 years         32,501,114                                        $3,996,406
10 years - 20 years        44,896,737                                        ==========
More than 20 years         35,722,130
Non - performing            1,540,177
                          -----------
                         $126,049,754
                         ============

NOTE 10 - ALLOWANCES FOR LOSSES:

The changes in the allowances for losses were as follows:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                          1996                  1995               1994
                                                          ----                  ----               ----
Accounts receivable and mortgage servicing advances:
   Balance at beginning of period                         $1,805,701            $1,563,701         $1,446,563
   Provision for losses                                      142,000               242,000            132,000
   Losses charged to the allowance                          (514,927)                  -              (14,862)
                                                          ----------            ----------         ----------
     Balance at the end of period                         $1,432,774            $1,805,701         $1,563,701
                                                          ==========            ==========         ==========
Real estate held for sale:
   Balance at beginning of period                         $  356,035            $  356,035         $  525,000
   Provision for losses                                      -                      -                    -
   Losses charged to the allowance                           -                      -                (168,965)
                                                          ----------            ----------         ----------
     Balance at the end of period                         $  356,035            $  356,035         $  356,035
                                                          ==========            ==========         ==========
Reserve for bank loan losses:
   Balance at beginning of period                         $  242,171            $  428,046         $  234,200
   Provision for loan losses                                 655,000               110,000            167,523
   Recoveries                                                 48,540                 6,810             26,323
   Losses charged to the allowance                          (226,535)             (302,685)              -
                                                          ----------            ----------          ---------
     Balance at the end of period                         $  719,176            $  242,171          $ 428,046
                                                          ==========            ==========          =========

NOTE 11 - EXCESS SERVICING FEES RECEIVABLE:

The changes in excess servicing fees receivable are shown below:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                           1996                 1995               1994
                                                           ----                 ----               ----
Balance at beginning of period                          $10,407,297           $ 8,756,589          $3,463,945
Additions                                                15,899,555             2,638,790           5,859,312
Amortization
    Scheduled                                            (1,628,427)             (988,082)           (566,668)
    Unscheduled                                             -                      -                  -
                                                        -----------           -----------          ----
Balance at the end of period                            $24,678,425           $10,407,297          $8,756,589
                                                        ===========           ===========          ==========

There was no impairment of excess servicing fees receivable during any of the above periods.

NOTE 12 - PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

Property, leasehold improvements and equipment consist of:

                                                                                   December 31,
                                                                                   ------------
                                                                          1996                     1995
                                                                          ----                     ----
Office furniture and equipment                                            $ 6,763,942              $ 6,076,902
Leasehold improvements                                                      5,383,776                4,634,187
Automobiles                                                                   334,880                  262,428
Office building                                                               361,794                  335,982
Real estate under rental agreements                                            73,660                   73,660
                                                                          -----------              -----------
                                                                           12,918,052               11,383,159
Less - Accumulated depreciation and amortization                           (6,515,397)              (4,956,434)
                                                                          -----------              -----------
                                                                            6,402,655                6,426,725
Land                                                                        2,956,895                   78,000
                                                                          -----------              -----------
                                                                          $ 9,359,550              $ 6,504,725
                                                                          ===========              ===========

NOTE 13 - MORTGAGE SERVICING RIGHTS:

The changes in mortgage servicing rights are shown below:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                           1996                 1995               1994
                                                           ----                 ----               ----
Balance at beginning of period                          $11,164,065           $ 3,543,032          $3,994,788
Capitalization of rights                                 10,803,661             7,901,308             581,130
Rights sold                                                  -                    (24,052)           (302,827)
Rights purchased                                             -                    305,831             -
Impairments                                                  -                    -                   -
Amortization:
  Scheduled                                                (998,789)             (562,054)           (730,059)
  Unscheduled                                                -                    -                   -
                                                        -----------           -----------          ----------
Balance at the end of period                            $20,968,937           $11,164,065          $3,543,032
                                                        ===========           ===========          ==========

The Company's servicing portfolio amounted to approximately $3,100,000,000 and $2,668,000,000 at December 31, 1996 and 1995, respectively, including $74,390,000 and $85,170,000 respectively, of loans sold with recourse which are not government guaranteed or insured.

During the years ended December 31, 1996, 1995 and 1994, the Company sold rights to service loans amounting to approximately $102,000,000, $310,000,000 and $202,000,000, respectively. Mostly all sales were from pre-SFAS No. 122. During the years ended December 31, 1996 and 1994, the Company did not purchase rights to service loans (1995 - $40,000,000). The carrying amount of those mortgage servicing rights recorded post-SFAS No. 122 approximates its fair value.

NOTE 14 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

Accounts payable and other liabilities consist of the following:

                                                                                December 31,
                                                                                ------------
                                                                         1996                     1995
                                                                         ----                     ----
Amounts retained on mortgage loans,
   generally paid within 5 days                                          $  3,427,154             $  2,164,834
Customer mortgages and closing expenses payable                             2,360,763                1,756,931
Deferred compensation plan                                                  2,605,658                1,982,142
Incentive compensation payable                                              5,900,768                2,162,867
Accrued expenses and other payables                                        12,698,012                7,957,291
                                                                          -----------              -----------
                                                                          $26,992,355              $16,024,065
                                                                          ===========              ===========

NOTE 15 - LOANS PAYABLE:

At December 31, 1996 and 1995, the Company had several mortgage warehousing lines of credit and gestation or presale facilities totaling $595,000,000 and $525,000,000, respectively. Advances under these facilities are secured by loans held for inclusion in GNMA, FNMA and FHLMC pools or for sale to financial investors.

Loans payable consist of the following:

                                                             December 31,
                                                             ------------
                                                        1996             1995
                                                        ----             ----
Loans payable resulting from use of
warehousing lines of credit and gestation or
presale facilities, due in 1997. At various
variable rates averaging - 6.69% and
6.77% at December 31, 1996 and 1995,
respectively, and other financing arrangements        $186,413,927    $171,277,562

Securities sold short at 7.5% due on January 1997
(1995 - due December 31, 1996)                           9,982,700      22,089,547

Amount payable in connection with securities
returned under put arrangement on January 1996, at
7.50 %                                                        --        41,000,000
                                                      ------------    ------------

                                                      $196,396,627    $234,367,109
                                                      ============    ============

Maximum borrowings outstanding at any month-end during 1996 and 1995 were $223,000,000 and $280,000,000, respectively. The approximate average outstanding borrowings during the periods were $203,000,000 and $223,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis, was 6.71% in 1996 and 7.15% in 1995.

In 1995, FFCC entered into a Syndicated Credit Agreement (the "Syndicated Credit Agreement") with five banks providing for three credit facilities totaling up to $125 million. The credit facilities were structured by Bankers Trust Company, as administrative and syndicate agent. The three facilities include: (i) a $100 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities; (ii) a $7 million secured one-year revolving credit facility to provide financing for receivables and working capital needs; and (iii) a $18 million five-year senior secured term loan, secured with a portion of the Company's servicing portfolio, to finance the acquisition of additional servicing rights and general working capital purposes. On September 25, 1996, the Syndicated Credit Agreement was amended and restated to extend the maturity date until June 27, 1997, and add an additional $3 million to the working capital line. In addition, the third facility was repaid and eliminated from the amended Syndicated Agreement. The amounts available under the Syndicate Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility and receivables relating to servicing advances and real estate owned for the second facility. Loans payable include advances from the warehousing credit facility. Advances from the other facility is included in notes payable.

The existing warehousing credit facilities, the Syndicated Credit Agreement and other financing arrangements require the Company to maintain certain capital ratios and to comply with other requirements. At December 31, 1996, the Company was in compliance with these requirements.

NOTE 16 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The Company sells mortgage-backed securities and mortgage loans under agreements to repurchase. At December 31, 1996 and 1995, the Company had several repurchase agreement lines of credit, totaling $692,000,000 and $617,000,000, respectively. At December 31, 1996 and 1995, the Company had a liability of $387,651,266 and $363,615,500, respectively, relating to such agreements at interest rates ranging from 5.32% to 6.50% in 1996 and 5.09% to 6.95% in 1995.

These agreements mature at various dates as follows:

December 31, 1996:

                                                                        Approximate market
                                                       Repurchase        and book value of
Type of security                                       liability      underlying securities
----------------                                       ---------      ---------------------
  GNMA  (1)                                          $116,459,015          $122,827,388
  FHLMC (1)                                             6,030,638             6,176,947
  FNMA (1)                                                763,266               929,498
  CMO Certificates (1)                                 70,467,504            76,752,780
  FHLB Discount Note (1)                                  159,905               160,000
                                                     ------------          ------------
                                                      193,880,328           206,846,613
                                                     ------------          ------------
  GNMA (2)                                             97,513,474           106,275,154
  FHLMC (2)                                               170,608               192,775
  CMO Certificates (2)                                 36,165,588            48,891,806
                                                     ------------          ------------
                                                      133,849,670           155,359,735
                                                     ------------          ------------
  GNMA (3)                                              4,437,827             4,510,502
                                                     ------------          ------------
  CMO Certificates (4)                                 55,483,441            64,514,858
                                                     ------------          ------------
                                                     $387,651,266          $431,231,708
                                                     ============          ============

December 31, 1995:

                                                       Approximate market
                                     Repurchase        and book value of
Type of security                     liability        underlying securities
----------------                     ---------        ---------------------
  GNMA  (1)                         $143,475,000          $152,157,723
  FHLMC (1)                            6,917,000             7,091,819
  FNMA (1)                             1,001,000               986,515
  CMO Certificates (1)               126,630,000           148,223,489
                                    ------------          ------------
                                     278,023,000           308,459,546
                                    ------------          ------------
  GNMA (2)                            39,998,000            42,541,205
  CMO Certificates (2)                25,554,000            29,707,699
                                    ------------          ------------
                                      65,552,000            72,248,904
                                    ------------          ------------
  GNMA (3)                             5,014,000             5,708,786
                                    ------------          ------------
  CMO Certificates (4)                15,026,500            17,767,400
                                    ------------          ------------
                                    $363,615,500          $404,184,636
                                    ============          ============

(1) Term up to 30 days
(2) Term over 30 days to 120 days
(3) Term over 120 days to 1 year
(4) Term between 3 to 5 years

Maximum borrowings outstanding at any month-end during 1996 and 1995 under the repurchase agreements were $413,000,000 and $389,000,000, respectively. The approximate average borrowings outstanding during the periods were $387,000,000 and $368,000,000, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis was 5.45% in 1996 and 5.90% in 1995.

At December 31, 1996, securities sold under agreements to repurchase are classified by dealer as follows:

                                                                                               Approximate
                                                                                             market value of
                                                       Balance of borrowing              underlying  securities
                                                       --------------------              ----------------------
BP Capital Markets, Inc.                                      $114,150,827                      $133,702,984
PaineWebber, Inc. of Puerto Rico                                23,018,000                        26,392,352
Merrill Lynch Government Securities of Puerto Rico, SA         184,596,457                       199,848,841
Bear Stearns Securities Corp.                                   14,362,000                        15,285,675
CS First Boston Corporation                                      4,025,000                         4,330,308
Privately placed with institutions and other investors          27,305,982                        29,264,775
Conservation Trust of Puerto Rico                               20,193,000                        22,406,773
                                                              ------------                      ------------
          Total                                               $387,651,266                      $431,231,708
                                                              ============                      ============

NOTE 17 - NOTES PAYABLE:

Notes payable consist of the following:

                                                                                       December 31,
                                                                                      --------------
                                                                                1996                     1995
                                                                                ----                     ----
Demand note payable at 9% interest, collateralized by
 CMO certificates                                                          $  1,000,000              $ 1,000,000

Unsecured medium term notes, payable at interest rates
 ranging from 7.00% to 13.63%, final payment dates
 ranging from January to June 1997                                             660,000                1,590,000

Unsecured notes, payable at interest rates ranging from
 6.50% to 9.25%, final payment dates ranging from
 January 1997 to May 2001                                                    4,675,000                5,915,480

Note payable to bank, collateralized by CMO certificates,
 at 8.50% interest rate and due on October 10, 1997                          9,275,447                9,776,676

Term-notes payable to corporate investors, collateralized by stand-by letters of credit issued by the Federal Home
 Loan Bank of New York:

   at 5.55% maturing on October 13, 2000                                      8,100,000                8,100,000

   at a variable rate (4.67% at December 31, 1996)
    maturing on November 17, 2000                                             5,000,000                5,000,000

   at 5.23% maturing on November 27, 2000                                     5,000,000                5,000,000

   at 6.05% maturing on May 23, 2001                                          5,000,000                   -

   at 5.98% maturing on June 19, 2001                                        10,000,000                   -

   at 6.30% maturing on September 18, 2001                                   10,000,000                   -

   at 6.28% maturing on September 24, 2001                                   10,000,000                   -

Note payable to bank, at 7.15% interest rate, due
 June 27, 1997                                                                3,000,000                   -

Note payable to bank, collateralized by CMO certificates,
 at 8.00% interest rate and due on February 15, 1997                          3,280,882                   -
 7.84% Senior Notes due on October 10, 2006                                  70,766,494                   -

Mortgage note secured by land at 7.63% interest rate
 and due on June 11, 1997                                                     2,135,000                   -

Loan payable to Bank, collateralized by mortgage
 servicing rights held by the Company                                           -                     15,300,000
                                                                           ------------              -----------

                                                                           $147,892,823              $51,682,156
                                                                           ============              ===========

At December 31, 1996, the scheduled aggregate annual maturities of notes payable were approximately as follows:

         Year ending December 31,
         ------------------------
                1997                                             $ 21,741,329
                1998                                                  735,000
                1999                                                1,500,000
                2000                                               18,100,000
                2001                                               35,050,000
                2002 and thereafter                                75,000,000
                                                                 ------------
                                                                  152,126,139
                Less : Debt issuance costs including
                 interest rate hedging costs                       (4,233,506)
                                                                 ------------
                                                                 $147,892,823
                                                                 ============

NOTE 18 - CONVERTIBLE SUBORDINATED DEBENTURES:

Consists of 8.25% Convertible Subordinated Debentures due January 1, 2006 (the "Subordinated Convertible Debentures") sold to BanPonce Corporation ("BanPonce") under a Debenture Purchase Agreement (the "Debenture Agreement"). The Subordinated Convertible Debentures are convertible into shares of common stock of the Company at a conversion price of $17.50 per share, subject to adjustments in certain events. The Subordinated Convertible Debentures are subordinated to all existing and future senior debt of the Company (as defined in the Debenture Agreement). Under the Debenture Agreement, BanPonce has the right to acquire up to 200,000 additional shares of the Company's common stock at a price of $17.50 per share (subject to adjustment in certain events) to the extent that its investment in the Company is reduced below 5% on a fully-diluted basis. Such right to acquire the additional shares expires on June 30, 1999 and is subject to termination upon the occurrence of certain corporate events involving the acquisition of the Company.

NOTE 19 - DEPOSIT ACCOUNTS:

At December 31, 1996, deposits and their weighted average interest rates are summarized as follows:

                                                   1996                                     1995
                                          ---------------------------            ---------------------
                                          Amount                %                 Amount              %
                                          ------                -                 ------              -
          Certificates of deposit         $ 99,614,530         5.87              $ 52,326,703       6.12
          Regular savings                   17,054,578         4.36                10,271,981       3.68
          NOW accounts                       6,330,229         3.46                 2,046,765       3.35
          Non interest-bearing deposits     35,902,474          -                  31,094,992        -
                                          ------------                            -----------
                                          $158,901,811                            $95,740,441
                                          ============                            ===========

At December 31, 1996, certificates of deposit over $100,000 amounted to $44,025,000.

A summary of certificates of deposit by maturity as of December 31, 1996 follows:

                                                          1996                                 1995
                                                         ------                               -----
         Within one year                               $64,534,289                           $40,465,351
         One to three years                             12,253,299                             5,252,095
         Over three years                               22,826,942                             6,609,257
                                                      ------------                         -------------
                                                       $99,614,530                           $52,326,703
                                                       ===========                           ===========

A summary of certificates of deposit by interest rate at December 31, 1996 follows:

                                 Rate                                                        Amount
                                ------                                                      -------
                      2.99% or less                                                        $    40,000
                      From 3.00% to 3.99%                                                        5,000
                      From 4.00% to 4.99%                                                        None
                      From 5.00% to 5.99%                                                   54,292,300
                      From 6.00% to 6.99%                                                   36,714,218
                      From 7.00% to 7.99%                                                    8,473,012
                      From 8.00% to 8.99%                                                       90,000
                                                                                           -----------
                             Total                                                         $99,614,530
                                                                                           ===========

At December 31, 1996, Doral Federal had brokered certificates of deposit amounting to $16,300,000 maturing as follows:

              One to three years                    $ 5,460,971
              Over three years                       10,839,029
                                                     ----------
                    Total                           $16,300,000
                                                    ===========

At December 31, 1996, Doral Federal had deposits from officers, directors, employees and stockholders of the Company amounting to approximately $700,000 (1995 - $1,100,000).

The Company as a servicer of loans is required to maintain certain balances on behalf of the borrowers, called escrow funds. At December 31, 1996, escrow funds amounted to approximately $38,519,000 (1995 - $35,377,000), of which $30,316,000 were deposited with Doral Federal (1995 - $27,430,000). The remaining escrow funds, $8,203,000 (1995 - $7,947,000) were deposited with other banks and therefore excluded from the Company's assets and liabilities.

NOTE 20 - ADVANCES FROM THE FEDERAL HOME LOAN BANK:

At December 31, 1996, advances from the Federal Home Loan Bank of New York ("FHLB") consist of the following:

                   6.307% due on July 21, 2000              $  5,000,000
                   6.445% due on July 17, 2002                 5,000,000
                   5.959% due on January 29, 2003              5,000,000
                                                            ------------
                   Total                                    $ 15,000,000
                                                            ============

At December 31, 1996, the Company had qualified collateral, in the form of first mortgage notes and mortgage-backed securities with a carrying value of $82,705,750 which were pledged to secure the above advances from the FHLB and stand-by letters of credit issued by the FHLB as collateral for the term-notes in the amount of $53,100,000 shown under notes payable.

NOTE 21 - INCOME TAXES:

Under the provisions of Law No. 38 of May 20, 1983, the Company is exempt from the payment of Puerto Rico income taxes on the interest earned on mortgage loans on residential properties located in Puerto Rico which were executed after June 30, 1983, and are insured or guaranteed pursuant to the provisions of the National Housing Act of June 27, 1934, as amended, and pursuant to the Provisions of the Servicemen's Readjustment Act of 1944, as amended. Accordingly, the Company holds exempt loans and mortgage-backed securities for periods of time prior to sale in order to maximize the tax exempt interest produced by these securities and loans. Therefore, net interest income has generally represented a greater proportion of the Company's total net income than that of a typical non-Puerto Rican mortgage banking institution.

Doral Federal, as a federally chartered financial institution operating in Puerto Rico, is subject to U.S. Federal income taxes. Doral Federal has filed an election under Section 936 of the U.S. Internal Revenue Code, whereby a possession tax credit is allowed for part of the federal income taxes attributable to income from operations in Puerto Rico. The 1996 Omnibus Budget Reconciliation Act repealed the Section 936 for U.S. business operations in Puerto Rico, effective for the taxable years beginning on January 1, 1996. A 10-year grandfather period was provided for existing credit claimants such as Doral Federal. The Company has experienced no significant adverse effect because of the repeal.

The mortgage banking operations of the Company conducted through Puerto Rico corporations are not subject to United States income tax for business carried out in Puerto Rico. Substantially all of the Company's mortgage banking operations are conducted in Puerto Rico, therefore, the amount of U.S. income taxes with respect to such operations is not significant.

Consolidated tax returns are not permitted under the Puerto Rico Internal Revenue Code, therefore, income tax returns are filed individually by each Company.

The provision for income taxes differs from amounts computed by applying the applicable Puerto Rico statutory tax rate to income before taxes. A reconciliation of the difference follows:

                                                              Year ended December 31,
                                                              -----------------------
                                              1996                       1995                     1994
                                              ----                       ----                     ----
Income before income taxes                 $31,278,639                 $22,060,517              $20,840,112
                                           ===========                 ===========              ===========
                                                   % of pretax              % of pretax              % of pretax
                                       Amount         income       Amount      income      Amount       income
                                       ------         ------       ------      ------      ------       ------
Tax at statutory rates             $ 12,198,669       39.0   $  9,265,417       42.0   $  8,752,847       42.0
Tax effect of exempt interest
     income - net                    (8,502,187)     (27.2)    (4,590,485)     (20.8)    (5,435,541)     (26.1)
Tax effect of capital gains                                      (510,588)      (2.5)
Tax effect of amortization of
 goodwill, other non-deductible
 expenses and other                     541,642        1.7       (281,246)      (1.3)       602,877        2.9
Tax effect of shares issued
 under employment contracts                --           --     (1,893,473)      (8.6)          --           --
                                   ------------     ------   -------------      ----   ------------         --

Provision for income taxes         $  4,238,124       13.5   $  2,500,213       11.3   $  3,409,595       16.3
                                   ============     ======   ============       ====   ============       ====

At December 31, 1996, the components of the net deferred tax liability are:

                                                               1996                               1995
                                                               ----                               ----
Deferred tax liabilities resulting from:
   Untaxed income                                         ($12,990,675)                       ($6,460,876)
   Deferred costs                                           (1,643,124)                        (1,986,637)
                                                          ------------                         ----------
                                                           (14,633,799)                        (8,447,513)
                                                          ------------                         ----------
Deferred tax assets:
   Unrealized losses                                         1,570,277                          1,108,105
   Deferred income                                           3,655,434                          1,539,361
   Net operating loss                                          773,148                            922,979
   Reserve for doubtful accounts
    and others                                                 262,935                           -
                                                          ------------                         ----------
                                                             6,261,794                          3,570,445
                                                          ------------                         ----------
Net deferred tax liability                                ($ 8,372,005)                       ($4,877,068)
                                                           ============                        ==========

Deferred income tax expense for the year ended December 31, 1994 amounted to $1,316,899 of which $436,899 is presented as current and $880,000 is shown as part of the cumulative effect of change in accounting principle.

At December 31, 1996, a subsidiary had net operating losses available to offset future taxable Puerto Rico source income amounting to approximately $1,982,000 expiring in 2001.

NOTE 22 - RELATED PARTY TRANSACTIONS:

Mortgage loans held for sale include approximately $230,000 of loans to various officers of the Company at prevailing interest rates (1995 - $460,000).

The Company paid a computer service bureau, in which it holds a 33% interest, $900,000, $860,000 and $726,000 for services rendered during the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Company's equity in this service bureau was not significant.

The Company has a 15% interest in a real estate partnership amounting to approximately $135,000 and which is carried at cost because of its lack of materiality. At December 31, 1996 and 1995, securities held to maturity include approximately $1,800,000 and $890,000, respectively, due from the Partnership.

NOTE 23 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans, and options on futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 1996, commitments to extend credit to individuals for residential mortgages amounted to approximately $5,000,000 and commitments to sell mortgage-backed securities and loans amounted to approximately $32,000,000. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterpart. A geographic concentration exists within the Company's mortgage loans portfolio since most of the Company's business activity is with customers located in Puerto Rico.

The Company controls the credit risk of its future contracts through credit approvals, limits and monitoring procedures. Options on future contracts confer the right from sellers to buyers to take a future position at a stated price. Risks arise from the possible inability of counterparts to meet the terms of their contracts and from movements in securities values and interest rates. Collateral for securities purchased under agreements to resell is kept by the seller under custody agreements. Collateral for securities sold under agreements to repurchase is kept by the purchaser.

NOTE 24 - PENSION AND COMPENSATION PLANS:

The Company has a noncontributory target benefit pension plan ("the Plan"). The Plan generally covers all full time Company employees that have completed one year of service and have attained age 21.

Under the Plan, the Company contributes annually the funding amount which is projected to be necessary to fund the target benefit. The target benefit is based on years of service and employees' compensation, as defined in the Plan. The Company has the right to terminate the Plan at any time. Upon termination, all amounts credited to the participants' accounts will become 100% vested.

Contributions to the Plan during the years ended December 31, 1996, 1995 and 1994 amounted to approximately $722,000, $640,000 and $700,000, respectively. Plan assets consist principally of mortgage loans and mortgage-backed securities.

The Company has unfunded deferred incentive compensation arrangements (the "Deferred Compensation") with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage banking activities, as defined, and is payable to participants after a five-year vesting period. The expense for the years ended December 31, 1996 and 1995 amounted to approximately $232,000 and $62,000, respectively. For the year ended December 31, 1994 there was no deferred compensation expense.

The Company also has incentive compensation arrangements with certain employees payable currently. The incentive payments are based on the amount of consolidated net income in excess of an established return on stockholders' equity, as defined in the agreements. The expense under these arrangements for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $6,446,000, $2,415,000 and $2,721,000, respectively.

NOTE 25 - COMMITMENTS AND CONTINGENCIES:

The Company has several noncancellable operating leases for office facilities expiring through 2005. Total minimum rental commitments for leases in effect at December 31, 1996 are as follows:

          Year                                                    Amount
          ----                                                    ------
          1997                                                 $ 1,538,000
          1998                                                     938,000
          1999                                                     400,000
          2000                                                     247,000
          2001                                                     229,000
          2002 and thereafter                                    5,590,000

Total rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $2,100,000, $2,100,000 and $2,000,000, respectively.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

From time to time the Company may sell mortgage-backed securities with put options. At December 31, 1996, the amounts outstanding under these arrangements were as follows:

                                                                 Amount
         Dates on which put expires                           outstanding
         --------------------------                           -----------
         Within six months                                   $ 55,932,000
         One to two years                                      34,405,000
         Three years and thereafter                            14,663,000
                                                             ------------

                                                             $105,000,000
                                                             ============

If the put option is exercised, the Company would have to buy back these securities at an agreed price, adjusted for future prepayments. As part of its hedging program, the Company includes the risks associated with its put arrangements.

The Insurance and Indemnity Agreements (the "Agreements") covering certain financial guaranty insurance policies covering the payment of senior certificates issued by CMO grantors trusts established by the Company, provide, among other things, that the Company cannot sell, transfer or pledge the residual certificates issued by the trusts (amounting to approximately $4,833,000) without the insurance company approval because the residual certificates are pledged as collateral to the insurance company.

FFCC currently benefits from Puerto Rico tax laws. Of particular importance is the current income tax exemption, available under Puerto Rico law for interest on FHA loans and VA loans secured by residential property located in Puerto Rico and mortgage-backed securities backed by such mortgage loans. As a result of this exemption, FFCC has been able to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments would be sold in the mainland United States. This exemption has also permitted the Company to reduce its effective tax rate, since a significant portion of its net interest income is tax exempt. The government of Puerto Rico announced that it plans to eliminate the exemption on new FHA and VA loans closed after July 1, 1997, except for loans made to finance the purchase of homes in low and moderate income housing projects sponsored by local housing authorities. This proposal must be approved by the Puerto Rico legislature before becoming effective. Such interest income would be taxed at a preferential rate of 17%. FHA and VA loans closed before July 1, 1997, as well as securities backed by such mortgage loans would continue to be tax exempt.

While the impact of such proposal cannot be fully measured until management has the opportunity to review the implementing legislation as finally approved, management believes that the adoption of the proposal in its current form would not have a material adverse effect in the Company's results of operations.

NOTE 26 - CAPITAL STOCK AND PAID-IN CAPITAL:

The authorized number of shares was increased during 1996 from 10,000,000 to 20,000,000 shares.

The Company has a Restricted Stock Plan (the "Restricted Stock Plan") and a Stock Option Plan. The Restricted Stock Plan provides for the granting of up to 250,000 shares of common stock to selected officers at no cost. During 1994 and prior years 177,806 shares were awarded and issued under the Restricted Stock Plan. No additional shares have been awarded subsequent to 1994. The terms of the Restricted Stock Plan permit the imposition of restrictions ranging from one to five years on the sale or disposition of the shares issued. The Stock Option Plan provides for the granting to selected officers and key employees of option to purchase up to 300,000 shares of common stock at prices equal to the fair market value on date of grant. No options have been awarded.

All of the outstanding shares of the Company's 10.5% Cumulative Convertible Preferred Stock Series A, were redeemed in May 1996.

Present regulations limit the amount of dividends that Doral Federal may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Federal to fall below the regulatory capital requirements.

The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under the Indenture for the Senior Notes and the Debenture Agreement from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), if an event of default under any such agreements exist at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since specified dates exceed a defined amount. In addition, under the Debenture Agreement, the Syndicated Credit Agreement, the Senior Notes Indenture and other debt agreements of the Company, the Company is prohibited from paying dividends if it fails to maintain specified minimum levels of net worth, net earnings to debt service and dividends ratios, and certain other financial ratios.

NOTE 27 - SUPPLEMENTAL INCOME STATEMENT INFORMATION:

Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs. Pursuant to SFAS No. 91 direct loan origination costs are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Without the application of SFAS No. 91, employee costs and other expenses would have been as follows:

                         Year ended December 31,
                         -----------------------
                     1996            1995           1994
                     ----            ----           ----
Employee costs    $31,487,527    $24,395,306    $28,537,321
                  ===========    ===========    ===========
Other expenses    $13,104,839    $12,042,064    $12,802,432
                  ===========    ===========    ===========

Set forth below is a breakdown of direct loan origination costs that were capitalized as part of the carrying cost of mortgage loans inventory or offset against mortgage loan sales and fees.

                                                  Year ended December 31,
                                                  -----------------------
                                             1996           1995          1994
                                             ----           ----          ----
Offset against mortgage loan
     sales and fees                      $22,006,118    $16,398,038    $21,008,323
Capitalized as part of loan inventory      4,213,138      5,093,940      5,093,940
                                         -----------    -----------    -----------
                                         $26,219,256    $21,491,978    $26,102,263
                                         ===========    ===========    ===========

NOTE 28 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

                                                              1996                               1995
                                                              ----                               ----
                                                    Carrying                           Carrying
                                                     amount         Fair value          amount        Fair value
                                                     ------         ----------          ------        ----------
                                                                               (In thousands)
Financial assets:
   Cash and cash equivalents                       $   81,213       $   81,213          $ 59,872        $ 59,872
   Mortgage loans held for sale                       261,608          265,190           244,132         244,148
   Securities held for trading                        411,447          411,447           407,941         407,941
   Securities held to maturity                        109,055          110,652            77,945          78,392
   Securities available for sale                       12,007           12,007            14,579          14,579
   Loans receivable                                   128,766          128,766            51,355          51,355
   Accounts receivable and
     mortgage servicing advances                       15,882           15,882             9,592           9,592
   Accrued interest receivable                         10,091           10,091             8,155           8,155
   Excess servicing fees receivable                    24,678           24,678            10,407          10,407
   Mortgage servicing rights                           20,969           20,969            11,164          11,164
                                                   ----------       ----------          --------        --------
                                                   $1,075,716       $1,080,895          $895,142        $895,605
                                                   ==========       ==========          ========        ========
Financial liabilities:
   Loans payable                                   $  196,397       $  196,397          $234,367        $234,367
   Securities sold under agreements
     to repurchase                                    387,651          387,651           363,616         363,616
   Deposit accounts                                   158,902          158,902            95,740          95,740
   Notes payable                                      147,893          147,893            51,682          51,682
   Advances from FHLB                                  15,000           15,000            10,407          10,407
   Payables and accrued liabilities                    26,992           26,992            16,024          16,024
   Convertible Subordinated Debentures                 10,000           10,000            10,000          10,000
   Income tax payable                                   8,589            8,589             5,265           5,265
                                                   ----------       ----------          --------        --------
                                                   $  951,424       $  951,424          $787,101        $787,101
                                                   ==========       ==========          ========        ========

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

Mortgage loans held for sale, securities held for trading, securities held to maturity and securities available-for-sale: valued at quoted market prices if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. In a few other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

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

Excess servicing fees receivable and mortgage servicing rights: valued based on the present value of the estimated remaining future servicing fee revenue.

Deposit accounts: for demand deposits and deposits with no defined maturities, fair value is taken to be the amount payable on demand at the reporting date. The fair values of fixed-maturity deposits, including certificates of deposit, are estimated using rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

Loans payable and securities sold under agreements to repurchase: The carrying amounts are reasonable estimates of fair values due to short period to maturity.

Notes payable, advances from FHLB and convertible subordinated debentures: The carrying amounts are reasonable estimates of fair values due to recent issuance date and current interest rates.

Derivatives: fair value is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses of open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

NOTE 29 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Financial data showing results of the 1996 and 1995 quarters is presented below. These results are unaudited. In the opinion of management all adjustments necessary for a fair presentation have been included:

                                                       Quarters
                                  -------------------------------------------------------
                                    1st         2nd                3rd            4th
                                    ---         ---                ---            ---
                                       (in thousands, except per share data)
1996
----
    Revenue                       $26,035       $25,984          $28,148        $27,665
    Net income                      6,354         7,034            7,424          6,230
    Net income per share:
       Primary                        .71           .77             .81            .68
       Fully diluted                  .67           .74             .78            .65

                                                       Quarters
                                  --------------------------------------------------------
                                    1st         2nd                3rd            4th
                                    ---         ---                ---            ---
                                       (in thousands, except per share data)
1995
----
    Revenue                       $20,710       $23,277          $23,365        $24,487
    Net income                      3,430         6,137            4,928          5,065
    Net income per share:
       Primary                        .47           .84              .68            .66
       Fully diluted                  .45           .81              .65            .62

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

Asset/liability risk management activities are conducted in the context of Company's sensitivity to interest rate changes. This sensitivity arises due to changes in the value of mortgage loans held for sale and mortgage-backed securities held for trading from the time such assets are originated to the time these are sold. In addition, interest-bearing liabilities reprice more frequently than interest-earning assets and, therefore, the Company is affected by the interrelationships between long-term and short-term interest rates.

To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly, futures and options, as well as other types of contracts such as forward sales commitments.

As part of the interest rate risk management at December 31, 1996, the Company, as a purchaser, had unexpired options where it had the right to sell bonds and GNMA contracts for a notional amount of $465,000,000. It also had rights to buy bonds and GNMA contracts for a notional amount of $290,000,000. As a writer of options, the Company had unexpired options where it had the obligations to sell bonds and GNMA contracts for a notional amount of $353,000,000, and obligations to buy bonds and GNMA contracts for a notional amount of $210,000,000. In addition, at December 31, 1996 the Company had approximately $32,000,000 of forward commitments to sell mortgage-backed securities and loans.

Generally, the options purchased or written have expired without being exercised. During the years ended December 31, 1996, 1995 and 1994 net gains (net losses) from these transactions, designated as hedges, amounted to approximately $3,100,000, ($5,400,000) and $2,172,000, respectively. These amounts are presented as part of mortgage loan sales and fees. At December 31, 1996, mortgage loans held for sale includes capitalized costs of unexpired options of approximately $3,185,000. At December 31, 1996, unrealized net losses on open positions related to unexpired options, including capitalized costs, amounted to approximately $5,900,000.

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

At December 31, 1996, the Company had outstanding an interest rate swap agreement with an investment banker to change the Company's interest rate exposure. The agreement is for a notional principal amount of $5,000,000 covering the Company's interest rate exposure of a $5,000,000 floating rate term-note. This agreement ends at the time the related obligation matures. The interest rate to be received is 87% of the three-months LIBOR rate minus .125% (4.676% at December 31, 1996) and the interest rate to be paid is 4.92%. Nonperformance by the counterpart will expose the Company to an interest rate risk.

The Company entered into a transaction to hedge the funding cost of the 7.84% Senior Notes due on October 10, 2006 (the "Senior Notes"). The loss incurred in such transaction has been deferred and is being amortized throughout the life of the Senior Notes as an adjustment to the Notes' yield. Unamortized balance at December 31, 1996 was approximately $2,500,000, and is shown as part of the Senior Notes.

                                EXHIBIT INDEX

EXHIBIT NUMBER                                          DESCRIPTION
--------------
3.1             Amended and Restated Certificate of Incorporation of FFCC, as currently in effect.(22)
3.2             By-laws of FFCC, as amended as of January 30, 1996.(18)
4.1             Common Stock Certificate.(22)
10.13           1988 FFCC Stock Option Plan.(3)
10.14           FFCC Restricted Stock Plan.(3)
10.15           Purchase Agreement dated as of September 21, 1988, between FFCC and Culbro Corporation covering the purchase of RSC Corp. and Doral Mortgage Corporation.(3)
10.18           Form of Contract of Pledge used by FFCC in connection with the Warehousing Loan Agreement dated November 25, 1987, as amended, with Scotiabank de Puerto Rico.(5)
10.21           Tax Indemnification Agreement between Culbro Corporation and FFCC.(3)
10.22           Purchase Agreement dated as of November 30, 1976, between CMB, Inc. and David Levis,
                Salomon Levis, Aida Levis and Carmen Levis covering the purchase of FFCC together with amendments or supplements dated August 25, 1977, November 1, 1977, January 1, 1982,
                February 9, 1982, January 1, 1986 and January 1, 1987.(3)
10.23           Purchase Agreement dated as of October 15, 1986, between CMI Inc. and Salomon Levis and
                Carmen Maria Serracante covering the purchase of RSC Corp.(3)
10.24           Purchase Agreement dated as of October 15, 1986, between DRL, Inc. and Jesus M. Rodriguez and Marta Melendez covering the purchase of Doral Mortgage Corporation.(3)
10.28           Agreement among Doral Mortgage Corporation, Banco de Ponce, as trustee, and the Puerto Rico
                Housing Finance Corporation dated September 25, 1990.(4)
10.30           Loan Agreement between FFCC and Puerto Rico Island Rental Limited Dividend Partnership
                S.E., dated December 27, 1990.(4)
10.32           Warehousing Loan Agreement dated September 8, 1995 between FFCC and Banco Santander Puerto
                Rico.(14)
10.33           Loan Agreement dated November 25, 1987 between FFCC and Scotiabank de Puerto Rico.(4)
10.34           (a) Repurchase Agreement, between FFCC and BP Capital Markets, Inc., dated November 10,
                1995. (18)
                (f) Repurchase Agreement between FFCC and First Boston (Puerto Rico), Inc., dated November
                28, 1989.(4)
                (k) Master Repurchase Agreement between FFCC and PaineWebber, Inc., dated as of March 24,
                1992.(5)
10.35           Employment Agreement dated August 29, 1995 between FFCC and Salomon Levis.(16)
10.36           Employment Agreement dated August 29, 1995 between FFCC and Zoila Levis.(16)
10.37           Third Amendment to Loan Agreement dated June 5, 1991 between FFCC and Scotiabank de Puerto
                Rico.(2)
10.39           Mark-to-Market Agreement between FFCC and PaineWebber Incorporated, dated as of March 24,
                1992.(5)
10.40           Insurance and Indemnity Agreement dated as of May 28, 1992, between FFCC and Financial
                Security Assurance Inc.(5)
10.41           Letter Agreement dated August 20, 1992 between Scotiabank de Puerto Rico and FFCC confirming the renewal of the Loan Agreement dated November 25, 1987.(5)
10.42           Financing Agreement dated May 14, 1992, between FFCC and Banco Popular de Puerto Rico.(5)
10.43           Employment Agreement dated August 29, 1995, between FFCC and Richard F. Bonini.(15)


EXHIBIT NUMBER                                          DESCRIPTION
--------------

10.44           Addendum to Warehousing Loan Agreement dated August 1, 1991, between FFCC and Banco
                Santander Puerto Rico.(5)
10.45           Addendum to Warehousing Loan Agreement dated May 29, 1992, between FFCC and Banco Santander
                Puerto Rico.(5)
10.46           Letter Agreement dated November 28, 1988 amending the Loan Agreement between FFCC and
                Scotiabank de Puerto Rico dated November 25, 1987.(5)
10.47           Amendment dated June 29, 1989 to the Loan Agreement between FFCC and Scotiabank de Puerto
                Rico dated November 25, 1987.(5)
10.49           Employment Agreement dated as of December 1, 1996 between FFCC and Luis Alvarado.(22)
10.50           Customer Agreement, dated March 9, 1993, between FFCC and Meridian Capital Markets Inc.
                relating to the execution of Forward Contracts.(6)
10.51           Master Repurchase Agreement, dated March 24, 1993, between FFCC and Bear Sterns Mortgage
                Capital Corporation.(7)
10.52           Amended and Restated Master Production Agreement, dated as of October 1, 1995, between
                FFCC, Doral Mortgage and Doral Federal, Master Production Agreement, dated as of October 1,
                1995, between FFCC, Doral Mortgage and Doral Federal.(8)
10.53           Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between FFCC and Doral Federal.(9)
10.54           Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between FFCC and Nomura Asset Capital Corporation.(13)
10.55           Purchase and Servicing Agreement, dated as of September 1, 1993, between FFCC and Meridian
                Capital markets, a Division of Meridian Bank.(13)
10.56           Financing Facility Agreement dated March 21, 1994, between Nomura Asset Capital
                Corporation, FFCC and Doral.(12)
10.57           Master Repurchase Agreement among Merrill Lynch Mortgage Capital, Inc., FFCC and Doral together with Supplemental Terms to Master Repurchase Agreement, each dated as of January
                12, 1995.(14)
10.58           Swap Agreement dated December 7, 1994, between FFCC and David Levis.(14)
10.59           Demand Note dated December 9, 1994.(14)
10.60           Form of Medium Term Note, 1994 Series Puerto Rico-A.(14)
10.61           Credit Agreement, dated as of June 30, 1995, between FFCC, Doral Mortgage, the lenders party thereto and Bankers Trust Company, as Agent.(17)
10.62           Debenture Purchase Agreement dated as of September 25, 1995, and amended restated as of
                December 15, 1995, between the Company and BanPonce Corporation (including the forms of
                Series A and Series Debentures.(15)
10.63           Financing Agreement dated October 10, 1995, between FFCC and Banco Santander together with related Assignment and Pledge Agreements.(16)
10.64           Master Servicing and Collection Agreement dated October 1, 1995, between FFCC and Doral
                Federal Savings Bank.(18)
10.65           Employment Agreement, dated as of February 20, 1996, between FFCC and Frederick C. Teed.(18)
10.66           First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between FFCC and Doral Federal Savings Bank.(19)


EXHIBIT NUMBER                                          DESCRIPTION
--------------                                          -----------
10.67           First Amendment to Amended and Restated Master Production Agreement, dated as of March 1,
                1996, between FFCC, Doral Mortgage Corporation and Doral Federal Savings Bank,
                respectively.(19)
10.68           First Amended and Restated Credit Agreement, dated as of September 25, 1996, between FFCC,
                Doral Mortgage, the lenders party thereto and Bankers Trust Company, as Agent, as amended by First Amendment dated January 7, 1997.(22)
10.69           Indenture, dated as of October 10, 1996, between the Company and Bankers Trust Company, as trustee, including form of Senior Note. (20)
10.70           Employment Agreement, dated as of July 1, 1996, between FFCC and Mario S. Levis.(21)
10.71           Employment Agreement, dated as of December 31, 1996, between Doral Mortgage and Edison
                Velez.(22)
21              List of FFCC's subsidiaries.(22)
27              Financial Data Schedule (Edgar version only).(22)

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

     (18) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-k for the year ended December 31, 1995.

     (19) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

     (20) Incorporated herein by reference to the same exhibit number of the Company's Current Report on Form 8-K, dated October 10, 1996.

     (21) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     (22) Filed herewith.

     (b)  Reports on Form 8-K.

     (1) Current Report on Form 8-K ("Form 8-K"), dated October 10, 1996, reporting under Item 5 - "Other Items" the closing of the issuance and sale of the Company's Senior Notes.