Form 10-Q
period 1997-03-31
FIRST FINANCIAL CARIBBEAN CORP
filed 1997-05-15
CIK 840889

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -----------------

                         Commission file number 0-17224

                      First Financial Caribbean Corporation
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


            Puerto Rico                                 66-0312162
            -----------                                 ----------
  (State or other jurisdiction of                    (I.R.S. employer
   incorporation or organization)                   identification number)

    1159 F.D. Roosevelt Avenue,
            Puerto Nuevo
       San Juan, Puerto Rico                            00920-2998
       ---------------------                            ----------
       (Address of principal                            (Zip Code)
         executive offices)

 Registrant's telephone number,                       (787) 749-7100
         including area code                           -------------

  Former name, former address and                     Not Applicable
   former fiscal year, if changed                     --------------
         since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---      ---

Number of shares of Common Stock outstanding at May 12, 1997 -  9,198,730

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

              Consolidated Balance Sheet as of March 31, 1997 and December 31, 1996..........................3

              Consolidated Statement of Income and Retained Earnings - Three month period ended March 31, 1997 and March 31, 1996........................................................4

              Consolidated Statement of Cash Flows - Three-month period ended March 31, 1997 and March 31, 1996.............................................................................5

              Notes to Consolidated Financial Statements.....................................................6

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations..........7


                                            PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings.............................................................................14

Item 2   -    Changes in Securities.........................................................................14

Item 3   -    Defaults Upon Senior Securities...............................................................14

Item 4   -    Submission of Matters to a Vote of Security Holders...........................................14

Item 5   -    Other Information.............................................................................15

Item 6   -    Exhibits and Reports on Form 8-K..............................................................15

SIGNATURES..................................................................................................17


FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.


         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                      FIRST FINANCIAL CARIBBEAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
              (IN THOUSAND OF DOLLARS EXCEPT FOR SHARE INFORMATION)


                                                                                March 31, 1997        December 31, 1996
                                                                                  (unaudited)             (audited)
                                                                                  -----------             ---------
ASSETS
------
Cash and cash equivalents                                                          $    42,598           $     81,213
Mortgage loans held for sale, net                                                      245,926                261,608
Securities held for trading, net                                                       431,930                436,125
Securities held to maturity                                                            174,509                109,055
Securities available for sale                                                            8,009                 12,007
Loans receivable, net                                                                  145,100                128,766
Accounts receivable and mortgage servicing advances, net                                20,948                 15,882
Accrued interest receivable                                                             11,733                 10,091
Servicing asset                                                                         22,586                 20,969
Property, leasehold improvements and equipment, net                                      9,870                  9,360
Cost in excess of fair value of net assets acquired                                      6,486                  6,562
Real estate held for sale, net                                                           2,979                  2,246
Prepaid expenses and other assets                                                        7,847                  8,071
                                                                                  ------------           ------------

                                                                                  $  1,130,521           $  1,101,955
                                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans payable                                                                     $    154,121           $    196,397
Securities sold under agreements to repurchase                                         424,732                387,651
Deposit accounts                                                                       186,795                158,902
Notes payable                                                                          145,753                147,893
Advances from Federal Home Loan Bank                                                    15,000                 15,000
Convertible Subordinated Debentures                                                     10,000                 10,000
Accounts payable and other liabilities                                                  28,217                 26,992
Income tax payable                                                                         585                    217
Deferred tax liability                                                                   9,115                  8,372
                                                                                  ------------           ------------

   Total liabilities                                                                   974,318                951,424
                                                                                  ------------           ------------

Commitments and contingencies
Stockholders' equity:                                                             ------------           ------------
   Serial Preferred Stock, $1 par value, 2,000,000 shares
     authorized; no shares outstanding                                                     ---                    ---
   Common stock, $1 par value, 20,000,000 shares authorized;
   9,124,730 shares issued; 9,111,730 shares outstanding                                 9,125                  9,125
   Paid-in capital                                                                      38,673                 38,673
   Retained earnings                                                                   108,497                102,925
                                                                                  ------------           ------------

                                                                                       156,295                150,723

   Unrealized (loss) gain on securities available for sale, net of
   deferred tax                                                                             (5)                   (81)
   Treasury stock at par value, 14,000 shares                                              (14)                   (14)
   Unearned compensation under employment contracts                                        (73)                   (97)
                                                                                  ------------           ------------

        Total stockholders' equity                                                     156,203                150,531
                                                                                  ------------           ------------

        Total liabilities and stockholders' equity                                $  1,130,521           $  1,101,955
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

                      FIRST FINANCIAL CARIBBEAN CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                 (In thousand of dollars, except per share data)
                                    Unaudited


                                                                     Quarter Ended
                                                            ---------------------------------
                                                            March 31, 1997     March 31,1996
                                                            --------------     -------------
Revenues:
   Mortgage loans sales and fees                                $    5,316          $  6,883
   Servicing income                                                  3,979             2,751
   Interest income                                                  20,386            16,247
   Rental and other income                                             392               154
                                                                ----------          --------
                                                                    30,073            26,035
                                                                ----------          --------
Expenses:
   Interest                                                         14,065            10,991
   Employee cost, net (See Note g)                                   2,388             2,586
   Taxes, other than payroll and income taxes                          317               246
   Maintenance                                                         211               127
   Advertising                                                         868               825
   Professional services                                               762               681
   Telephone                                                           458               471
   Rent                                                                586               531
   Other, net (See Note g)                                           1,964             2,026
                                                                ----------          --------
                                                                    21,619            18,484
                                                                ----------          --------

Income before income taxes and cumulative effect                     8,454             7,551
                                                                ----------          --------
Income taxes:
   Current                                                             590               437
   Deferred                                                            743               760
                                                                ----------          --------
                                                                     1,333             1,197
                                                                ----------          --------

Net income                                                           7,121             6,354
Retained earnings at beginning of period                           102,925            81,892
   Less cash dividends paid:
     Convertible preferred stock                                       ---                14
     Common stock                                                    1,549             1,347
                                                                ----------          --------
Retained earnings at the end of period                          $  108,497          $ 86,885
                                                                ==========          ========
Earnings per share:
Primary:
   Net Income                                                         0.78          $   0.71
                                                                ==========          ========

Fully Diluted:
   Net Income                                                   $       0.75        $   0.67
                                                                ============        ========



        The accompanying notes are an integral part of these statements.

                      FIRST FINANCIAL CARIBBEAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSAND OF DOLLARS)

                                                                                              Three-month Period Ended March 31,
                                                                                                    1997              1996
                                                                                                    ----              ----
                                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................................         $   7,121          $  6,354
                                                                                                     ---------          --------
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Amortization of interest-only strip receivable.........................................               892                304
     Amortization of cost in excess of fair value of net assets acquired....................                95                 94
     Amortization of servicing asset........................................................               578                224
     Depreciation and amortization..........................................................               498                433
     Allowances for losses..................................................................               213                138
     Origination and purchases of mortgage loans held for sale..............................          (152,209)          (181,503)
     Principal repayment and sales of loans held for sale ..................................            93,344            130,283
     Purchases of securities held for trading...............................................          (103,932)           (46,576)
     Principal repayments and sales of securities held for trading..........................           186,489            118,485
     Additions of interest-only strip receivable............................................            (4,707)            (2,536)
     Increase in accounts receivable and mortgage servicing advances........................            (5,279)            (2,750)
     Increase in servicing asset............................................................            (2,195)            (2,804)
     Principal repayments and sales of securities available for sale........................             4,074              6,598
     Increase in interest receivable........................................................            (1,642)              (575)
     Decrease in loans payable..............................................................           (42,276)           (41,147)
     Increase in interest payable...........................................................             1,337                472
     Increase in securities sold under agreements to repurchase.............................            37,081              4,271
     Decrease in payables and accrued liabilities...........................................              (113)            (1,661)
     Increase (decrease )in income tax payable..............................................               368               (361)
     Deferred tax provision.................................................................               743                760
     Amortization of unearned compensation under employment contracts.......................                24                 24
                                                                                                     ---------          ---------
        Total adjustments...................................................................            13,383            (17,827)
                                                                                                     ---------          ---------
     Net cash provided by (used in) operating activities....................................            20,504            (11,473)
                                                                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage-backed securities and investments held to maturity.................           (70,639)           (24,043)
   Principal repayments of investments held to maturity.....................................             5,185                186
   Origination of loans receivable .........................................................           (29,907)           (18,448)
   Principal repayments of loans receivable.................................................            13,572              2,107
   Purchase of property, leasehold improvements and equipment...............................            (1,008)              (455)
   Additions to cost in excess of fair value of net assets acquired.........................               (19)               ---
   Increase in real estate held for sale....................................................              (733)              (184)
   Decrease in other assets.................................................................               225                420
                                                                                                     ---------          ---------
     Net cash used by investing activities..................................................           (83,324)           (40,417)
                                                                                                     ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance in common stock.................................................................               ---                480
   (Decrease) increase in notes payable.....................................................            (2,140)             5,373
   Increase in deposits.....................................................................            27,893             25,444
   Dividends declared and paid..............................................................            (1,549)            (1,361)
   Increase (decrease) in advances from FHLB................................................              ---               4,997
                                                                                                     ---------          ---------
     Net cash provided by financing activities..............................................            24,204             34,933
                                                                                                     ---------          ---------

   Net decrease in cash and cash equivalents................................................           (38,616)           (16,957)

   Cash and cash equivalents at beginning of period.........................................            81,213             59,872
                                                                                                     ---------          ---------

   Cash and cash equivalents at the end of period...........................................           $42,597          $  42,915
                                                                                                     =========          =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Noncash financing activities-conversion of preferred stock...............................         $     -            $     620
                                                                                                     =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash used to pay interest................................................................         $  12,728          $  10,519
                                                                                                     =========          =========
   Cash used to pay income taxes............................................................         $     222          $     798
                                                                                                     =========          =========



       The accompanying notes are an integral part of these statements.

                     FIRST FINANCIAL CARIBBEAN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's 1996 Annual Report on Form 10-K, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the three-month period ended March 31, 1997 and 1996 were as follows:


                                        Three-month period ended
                                               March 31,
                                     ------------------------------
                                           1997           1996
                                           ----           ----
Series A Preferred Stock                    ---         $0.2625
Common Stock                              $0.17         $  0.15

d. At March 31, 1997, escrow funds include approximately $30.1 million deposited with Doral Federal Savings Bank ("Doral Federal"). These funds are included in the Company's financial statements. Escrow funds also include approximately $6.4 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. Certain reclassifications of prior year's data have been made to conform to 1997 classifications. In connection with the adoption by the Company, effective January 1, 1997, of SFAS No. 125 "Accounting for Transfers of Servicing Assets and Extinguishment of Liabilities" ("SFAS 125"), the Company reclassified the asset previously shown on the Company's Consolidated Balance Sheet as "Mortgage Servicing Rights" to "Servicing Asset". In addition, the asset previously shown as "Excess Servicing Fees Receivable" was reclassified as "Interest Only Strips"and is now reflected in the Company's Consolidated Balance Sheet as a component of "Securities held for trading, net". See Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Recent Developments-Accounting Changes".

f. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:


                                     Three-month Period Ended
                              ---------------------------------------
                                March 31, 1997       March 31, 1996
                              -----------------     -----------------

            Primary                9,111,730          8,948,665
            Fully diluted          9,682,159          9,674,876

g. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS 91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $8.3 and $7.6 million, respectively, for the quarters ended March 31, 1997 and 1996, except for the application of SFAS 91. Other expenses would have been $3.4 and $3.5 million, respectively, for the quarters ended March 31, 1997 and 1996, except for the application of SFAS 91.

      Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS-91.


                                                    Three-month Period Ended
                                              ------------------------------------
                                                March 31, 1997     March 31, 1996
                                              -----------------  -----------------

            Employee Costs                          $5,916            $5,021
            Other Costs                              1,511             1,434
                                                    ------            ------

                                                    $7,427            $6,455
                                                    ======            ======

h. In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS 125. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial-components approach that focuses on control. That approach requires the recognition of financial assets and servicing assets controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets.

      This Statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income and loss and (b) assessment for asset impairment or increased obligation based on their fair values.

      SFAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as excess servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value in accordance with SFAS No. 115. Changes in market value of IOs are included in operations, if classified as trading securities, or in shareholders' equity as unrealized gains or losses, net of taxes, as if classified as available for sale.

      Under the provisions of SFAS 125, management has determined that excess servicing fees receivable retained by the Company as a result of securitization transactions or bulk sales will be held as trading securities as interest only strips ("IOs"). In addition, all residual interests and mortgage backed securities previously retained by the Company as part of its securitization transactions will also be held as trading securities.

      The provisions of this Statement, except as indicated below, are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and must be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued a statement that defers for one year the effective date applicable to the provisions of SFAS 125 that deal with secured borrowings and collateral. Additionally, the deferment provision would apply to transfers of financial assets for repurchase agreements, dollar rolls and securities lending.

      Refer to Note e for certain reclassifications made by the Company as a result of the adoption of SFAS 125.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's funding requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit (secured by pledges of its loans and mortgage-backed securities in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. Doral Federal, the Company's thrift subsidiary, also relies on retail and wholesale deposits, borrowings from the Federal Home Loan Bank of New York ("FHLB-NY") as well as term notes backed by letters of credit of the FHLB-NY.

The interim Consolidated Statement of Cash Flows reflects the working capital needs of the Company. The decrease in cash and cash equivalents of $38.6 million was due to the investment of a portion of cash and cash equivalents in securities with longer maturities and higher yields. Operating activities provided approximately $20.5 million of net cash during the three-month period ended March 31, 1997, versus uses of approximately $11.5 million in the comparable period of 1996. Originations and purchases of mortgage loans held for sale for the first quarter of 1997 decreased by $29.3 as compared to the 1996 first quarter resulting in a decrease in the use of cash in addition to increased sales of mortgage loans and mortgage-backed securities.

Investing activities used cash of approximately $83.3 million in the first three months of 1997 due primarily to purchases of securities held to maturity by Doral Federal of $70.6 million and originations of loans receivable of approximately $29.9 million, partially offset by $18.8 million of sales and principal repayments of securities held to maturity and loans receivable.

During the first three-months of 1997, financing activities provided approximately $24.2 million of net cash due mainly to additional deposits amounting to approximately $27.9 million received by Doral Federal, the Company's thrift subsidiary.

As of March 31, 1997, Doral Federal exceeded all its regulatory capital requirements (i.e., tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and total risk-based capital of at least 8% of risk weighted assets). As of March 31, 1997, Doral Federal had tangible capital and core capital of $24.2 million or approximately 8.28% of adjusted assets and total risk-based capital of $25.1 million or 18.45% of risk weighted assets.

FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's warehousing lines of credit facilities are gestation or presale facilities which permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to the actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At March 31, 1997 and December 31, 1996, FFCC had available warehousing lines of credit of $695 million and $595 million, respectively. At March 31, 1997 and December 31, 1996, FFCC had used approximately $154 million and $186 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At March 31, 1997, FFCC had used approximately $424.7 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks.

Certain of the debt obligations of the Company contain various provisions that may affect the ability of the Company to pay dividends and remain in compliance with such obligations. These provisions include requirements concerning net worth, financial ratios, limitations on capital distributions and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company to pay dividends in the future.

The monthly weighted average interest rates of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 6.8% and 5.6% respectively, for the three-month period ended March 31, 1997 compared to 6.7% for warehousing lines of credit and 5.5% for repurchase agreements in each case for the year ended December 31, 1996.

Doral Federal obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit and repurchase agreements with brokerage houses. As of March 31, 1997, Doral Federal held $197.8 million in deposits (including $10.9 million in corporate accounts of the Company that are eliminated in the preparation of the Company's Consolidated Financial Statements) at a weighted average interest rate of 3.99%, approximately 28% of which consisted of non-interest bearing deposits. Approximately $33.7 million of deposits consisted of brokered certificates of deposit obtained through broker-dealers with maturities ranging from three to five years. Doral Federal, as member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of all its total assets. Advances and reimbursement obligations with respect to letters of credits must be secured by qualifying assets with a market value equal to 120% of the advances. At March 31, 1997, Doral Federal had $15 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.15%. In addition, as of March 31, 1997, Doral Federal had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.51%. Approximately $5 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank bid rate for dollar deposits ("LIBID"). The interest rate of such fluctuating note has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rate on all the outstanding term notes are subject to a one-time upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the notes as a result of the recent changes to Section 936 of the Internal Revenue Code. Of a total of eight outstanding issues of term notes, investors have requested an upward adjustment in four of such issues representing an aggregate principal amount of $23.1 million of term notes. In all but one of such cases, representing approximately $8.1 million principal amount of term notes, Doral Federal was able to negotiate a rate adjustment below 100% of LIBID by agreeing to waive its right to prepay the notes upon the occurrence of such an event.

Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors as well as mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Funds advanced by FFCC pursuant to these agreements are generally recovered by FFCC within 30 days. During the three-month period ended March 31, 1997, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $3.7 million.

During the three-month period ended March 31, 1997, the Company collected an average of approximately $1.3 million per month in net servicing fees, including late charges. At March 31, 1997 and December 31, 1996, the servicing portfolio amounted to approximately $3.2 billion and $3.1 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio as well as to purchase servicing rights from third parties.

FFCC expects that it will continue to have adequate resources to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

At March 31, 1997, total assets were $1.130 billion compared to $1.102 billion at December 31, 1996. This increase was due primarily to net increases in interest earning and servicing related assets in connection with the Company's mortgage loan production and securitization activities. Total liabilities were $974 million at March 31, 1997 compared to $951 million at December 31, 1996. The increase in total liabilities was primarily related to increased deposit accounts held at Doral Federal.

As of March 31, 1997, Doral Federal had $293.2 million in assets compared to $280.7 million at December 31, 1996. This increase was due primarily to a net increase of $16.3 million in loans receivable. At March 31, 1997, Doral Federal's deposit accounts totaled $197.8 million compared to $187.2 million at December 31, 1996. These amounts include $10.9 million and $28.3 million, respectively, in corporate accounts of the Company which are eliminated in the preparation of the Company's Consolidated Financial Statements. Deposit accounts include $30.1 million as of March 31, 1997 in non-interest bearing demand deposits representing escrow funds and other servicing accounts from First Financial's servicing operations.

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

In the case of GNMA securities, the Company normally holds such securities for longer periods prior to sale to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. Prices for GNMA certificates in Puerto Rico tend to be more stable than on the mainland U.S. because the tax exempt status of interest paid on these securities under Puerto Rico law makes them more attractive to retail investors. This relative stability of prices for Puerto Rico GNMA securities allows the Company to carry out a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. The Company seeks to protect itself from interest rate risk associated with its inventory of GNMA securities by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market. As of March 31, 1997, the Company had in place $70.2 million of long-term repurchase agreements secured by collateralized mortgage obligations backed by GNMA certificates with a principal amount of approximately $80 million. The Company does not obtain forward commitments or otherwise hedge such securities because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute similar securities under the repurchase agreements.

Declines in interest rates can adversely affect the Company's revenues by increasing prepayment rates and causing an increase of the amortization of Mortgage Servicing Rights ("MSR's ") and interest-only strip receivables ("IOs") (previously classified as excess servicing fees receivable) or causing an impairment to be recognized with respect to such assets. See "Recent Developments-Accounting Changes" herein. Moreover, increased prepayment rates can reduce the Company's servicing income by decreasing the size of the Company's servicing portfolio. To date, the Company has not used synthetic instruments to protect the value of its MSRs and IOs from future interest rate fluctuations. The primary means used by the Company to reduce the sensitivity of the Company's servicing income to possible reduction of its servicing portfolio has been the development of a strong retail origination network that has allowed the Company to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

The net interest income of the Company is also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. Most of the Company's interest earning assets, including its mortgage-backed securities held for trading, are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). To protect against major fluctuations in short-term interest rates, the Company purchases listed put and call options and sells call options on financial instruments, including Eurodollar contracts. This policy attempts to ensure a relatively stable short-term cost of funds. With respect to the loans receivable and securities held to maturity of Doral Federal, Doral Federal attempts to obtain long-term deposits and other long-term debt financing, including longer term brokered certificates of deposit, advances from the FHLB-NY and term notes backed by FHLB-NY letters of credit.

In the future, FFCC may utilize alternative hedging techniques including futures, options or other hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected.

INFLATION

FFCC is affected by inflation in the areas of loan production and servicing fees. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for the Company's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Assets and Liabilities" for a discussion of the effects of changes of interest rates on the Company's operations.


RESULTS OF OPERATIONS FOR QUARTERS ENDED MARCH 31, 1997 AND 1996

Net income for the quarter ended March 31, 1997 increased to $7.1 million from $6.4 million for the comparable period of 1996. Doral Federal contributed approximately $891,000 in net income for the first quarter of 1997 compared to $526,000 for the first quarter of 1996. AAA Financial Services, a NASD licensed broker dealer which commenced operations in the third quarter of 1996 experienced losses of $125,000 in the first quarter of 1997.

Revenues from mortgage loan sales and origination fees decreased to $5.3 million for the quarter ended March 31, 1997 from $6.9 million for the comparable period of 1996. This decrease was due primarily to lower gains on sale of mortgages. The total volume of loans originated and purchased was $182 million for the three-month period ended March 31, 1997 compared to $200 million for the three-month period ended March 31, 1996. The decrease was largely the result of a decrease in purchase of loans from third parties which, decreased by approximately $16 million. The total volume of loans purchased was approximately $5 million for the three-month period ended March 31, 1997, compared to $21 million for the three-month period ended March 31, 1996. The decrease was the result of the Company's decision to selectively decrease its purchases of loans originated by third parties and rely primarily on its internal origination capacity.

Net interest income increased by $1.1 million for the three-month period ended March 31, 1997 versus the comparable period of 1996. Interest earning assets for the first quarter of 1997 amounted to approximately $1.005 billion compared to $810 million a year ago.

The weighted average interest rate spread was 220 basis points during the first quarter of 1997 compared to 327 basis points for the comparable period of 1996. The decrease is principally attributable to the interest expense related to the issuance of the Company's 7.84% Senior Notes due 2006 issued in October 1996.

When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income increased 45% to $4 million for the quarter ended March 31, 1997 compared to $2.8 million for the same period in 1996. The increase in servicing income reflects the increase in the size of the servicing portfolio together with an increase in other servicing related fees. The Company's servicing portfolio at March 31, 1997 increased $97 million over the December 31, 1996 level and $355 million over the March 31, 1996 level.

The Company capitalized approximately $2.2 million in servicing assets during the first quarter of 1997 related to loans originated and purchased as compared to $2.8 million for the quarter end of March 31, 1996. At March 31, 1997, the unamortized balance of the servicing asset (previously classified as MSRs) approximates its fair value. The amortization of the servicing asset for the quarters ended March 31, 1997 and 1996 was $578,000 and $224,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses."

The Company creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a base servicing fee, and adjusting such amount for expected losses and prepayment assumptions. Amortization of IOs (previously classified as excess servicing fees receivable) for each of the quarters ended March 31, 1997 and 1996 was approximately $892,000 and $304,000, respectively. This amortization is recorded as a reduction of interest income. SFAS No. 125 requires that effective January 1, 1997, assets previously classified as excess servicing fee receivable be classified as IOs. Such IOs are reflected in the Company's Consolidated Balance Sheet as part of Securities Held for Trading. See "Recent Developments-New Accounting Standards".

Aggregate expenses for the quarter ended March 31, 1997, increased by approximately $3.2 million compared to the first quarter of 1996, primarily as a result of higher interest expense associated with the financing of the Company's mortgage loans and mortgage-backed securities portfolios. Loan origination, general and administrative expenses increased marginally to $7.6 million in the first quarter of 1997 from $7.5 million a year ago.

RECENT DEVELOPMENTS

New Accounting Standards

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfer and servicing of financial assets and extinguishments of liabilities based on the application of a financial component approach that focuses on control.

Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral.

SFAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

The provisions of SFAS 125 became effective on January 1, 1997. Management has determined that the implementation of SFAS 125 will not have a material impact on the Company's financial condition or results of operations.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS 128"). SFAS 128 requires presentation of earnings per share ("EPS") by all entities that have issued common stock or potential common stock (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) if those securities trade in a public market on either a stock exchange (domestic or foreign) or in the over-the-counter market, including securities quoted only locally or regionally. SFAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. SFAS 128 does not require presentation of earnings per share for investment companies or in statements of wholly-owned subsidiaries.

SFAS 128 shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, an entity is permitted to disclose pro forma EPS amounts computed using this Statement in the notes to the financial statements in periods prior to required adoption. After the effective date, all prior-period EPS data presented shall be restated (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Statement.

The adoption of this statement did not have any effect in the Company's financial statements presentation because the Company did not have any outstanding common stock equivalents.

Proposed Repeal of Tax Exemption for GNMA Securities

The Company currently benefits from Puerto Rico tax laws that exempt from Puerto Rico income taxes the interest received on mortgage loans secured by real property in Puerto Rico and insured by the Federal Housing Administration or guaranteed by the Veteran's Administration ("FHA-VA loans") and on GNMA mortgage-backed securities backed by FHA-VA loans. This favorable tax treatment has permitted the Company to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United States and to reduce its effective tax rate through the receipt of tax exempt interest. On April 10, 1997, a bill was introduced into the legislature of Puerto Rico to repeal the exemption for interest received on FHA-VA loans. Under the bill, interest on all FHA-VA loans originated after June 30, 1997 would cease to be exempt. Individuals receiving interest on FHA-VA loans originated after such date, however, would be taxed at a preferential 17% rate that would also apply to Puerto Rico corporate debt obligations. The bill would grandfather the tax exempt status of FHA-VA loans and securities backed by such loans originated prior to July 1, 1997.

The bill is supported by the Governor of Puerto Rico and is part of a broader initiative to reform the capital markets in Puerto Rico. The bill must be approved by both houses of the Puerto Rico legislature and signed by the Governor before becoming law. No assurance can be given whether the bill will become law or what changes, if any, will be made to the bill before becoming law. Management believes that the adoption of the bill, in its current form, would not have a material adverse effect on the Company's financial condition or results of operation.


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

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Stockholders Meeting of First Financial Caribbean Corporation was held on April 16, 1997. A quorum was obtained with 5,863,816 votes represented in person or by proxy, which represented approximately 64.4% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., Frederick
M. Danziger, John L. Ernst, A. Brean Murray and Victor M. Pons, Jr., were reelected for additional one-year terms. The Corporation's 1997 Employee Stock Option Plan was also approved at the Annual Meeting. The following proposals were voted upon at the meeting with the following results:

Proposal 1:  Election of Directors

NOMINEES FOR ONE-YEAR TERM            VOTES FOR        VOTES WITHHELD
--------------------------            ---------        --------------
Salomon Levis                         5,847,730            16,086

Richard F. Bonini                     5,847,730            16,086

Edgar M. Cullman, Jr.                 5,845,754            18,062

Frederick M. Danziger                 5,846,230            17,586

John L. Ernst                         5,846,230            17,586

Zoila Levis                           5,847,630            16,186

A. Brean Murray                       5,830,646            33,170

Victor M. Pons, Jr.                   5,837,186            26,630

Proposal 2:   Approval of 1997 Employee Stock of Option Plan

              For:                 3,485,251
              Against:               716,111
              Abstain:                22,889
              Broker Non-Votes:    1,639,565

Proposal 3: Ratification of the Appointment of Price Waterhouse as the Company's Independent Accountants for 1997.

              For:                   5,845,150
              Against:                   6,240
              Abstain:                  12,426

ITEM 5 - OTHER INFORMATION

      Dividend declaration

      On April 16, 1997, the Board of Directors authorized a quarterly $0.20 per share cash dividend to be paid on June 6, 1997 to shareholders of record as of May 16, 1997 of the Company's Common Stock. The Common Stock dividend reflected a $0.03 per share increase over the prior quarterly dividend.

      Employment Agreements for Salomon Levis and Zoila Levis

      The Company, the Chairman of the Board and Chief Executive Officer of the Company, entered into an employment agreement dated, as of May 1, 1997, with Salomon Levis that expires on December 31, 1999. Under the terms of the Agreement, Mr. Levis is entitled to receive an annual salary of $1.5 million plus incentive compensation equal to 15% of the Company's annual consolidated net income after taxes and after adding back incentive compensation payable to executives of the Company ("Adjusted Net Income"), in excess of an amount equal to a 15% return on stockholders' equity. At the discretion of the Board of Directors, up to 50% of the incentive compensation may be paid in Common Stock of the Company, subject to applicable requirements of the NASD or any stock exchange on which the Common Stock of the Company may be listed. Mr. Levis' annual salary and incentive compensation is subject to a maximum of $4.5 million per year.

      The Company entered into an employment agreement, dated as of May 1, 1997, with Zoila Levis, the President and Chief Operating Officer of the Company, which expires on December 31, 1999. Under the terms of the Agreement, Zoila Levis is entitled to receive an annual salary of $500,000 plus incentive compensation equal to the sum of the following: (i) $300,000 if the Company earns $10.0 million of Adjusted Net Income; (ii) $300,000 if the Company earns Adjusted Net Income up to $20 million; and (iii) 5% of Adjusted Net Income in excess of $20 million to the extent such Adjusted Net Income exceeds an amount equal to a 15% return on stockholders' equity. The amounts payable under
(i)-(iii) are cumulative and not exclusive of each other. At the discretion of the Board of Directors, up to 50% of the incentive compensation could be paid in Common Stock of the Company, subject to applicable requirements of the NASD or any stock exchanges on which the Common Stock of the Company may be listed. Ms. Levis' annual salary and incentive compensation is subject to a maximum of $1.7 million per year.

      The Employment Agreements with Salomon Levis and Zoila Levis provide that if such agreements are terminated following a change of control of the Company, the named executive officer would be entitled to receive all compensation due under the agreements for the calendar year in which such termination occurs.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 10.35 - Employment Agreement, dated May 1, 1997, between FFCC and Salomon Levis.

            Exhibit 10.36 - Employment Agreement, dated May 1, 1997, between FFCC and Zoila Levis

            Exhibit 10.71(a) - Amendment, dated March 1, 1997, to Employment Agreement, dated as of December 31, 1996, between Doral Mortgage and Edison Velez

            Exhibit 10.72 - Employment Agreement, dated May 1, 1997, between Doral Federal Savings Bank and Jose G. Vigoreaux

            Exhibit 27 - Financial Data Schedule (for SEC use only).

      (b)   Reports on Form 8-K

            Not Applicable.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST FINANCIAL CARIBBEAN CORPORATION
                                                  (Registrant)



Date:  May 13, 1997                      /s/ Salomon Levis
                                       ----------------------------------
                                                  Salomon Levis
                                              Chairman of the Board
                                           and Chief Executive Officer



Date:  May 13, 1997                      /s/ Richard F. Bonini
                                       ----------------------------------
                                               Richard F. Bonini
                                        Senior Executive Vice President
                                          and Chief Financial Officer




Date:  May 13, 1997                     /s/ Ricardo Melendez
                                       ----------------------------------
                                               Ricardo Melendez
                                                 Vice President
                                          Principal Accounting Officer

                               INDEX TO EXHIBITS



                                                                                              SEQUENTIALLY
    EXHIBIT                                                                                     NUMBERED
    NUMBER                                       DESCRIPTION                                      PAGE
    ------                                       -----------                                      ----
     10.35       -        Employment Agreement, dated May 1, 1997, between FFCC and
                          Salomon Levis
     10.36       -        Employment Agreement, dated May 1, 1997, between FFCC and Zoila
                          Levis
     10.71(a)    -        Amendment, dated March 1, 1997, to Employment Agreement, dated as of December 31, 1996, between Doral Mortgage and Edison Velez
     10.72       -        Employment Agreement, dated May 1, 1997, between Doral Federal
                          Savings Bank and Jose  G. Vigoreaux
        27       -        Financial Data Schedule (for SEC use only)