Form 10-Q
period 1997-06-30
FIRST FINANCIAL CARIBBEAN CORP
filed 1997-08-14
CIK 840889

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

                  For the quarterly period ended June 30, 1997.

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________


                       Commission file number 0-17224
                                              -------

                    First Financial Caribbean Corporation
         ----------------------------------------------------------
         (Exact name of the registrant as specified in its charter)

            Puerto Rico                                      66-0312162
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                          identification
                                                              number)
    1159 F.D. Roosevelt Avenue,
       San Juan, Puerto Rico                                 00920-2998
       ---------------------                                 ----------
       (Address of principal                                 (Zip Code)
         executive offices)

   Registrant's telephone number,                          (787) 749-7100
        including area code                                --------------


  Former name, former address and                          Not Applicable
   former fiscal year, if changed                          --------------
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

Number of shares of Common Stock outstanding at August 13, 1997 - 9,198,730

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

                  Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and
                  December 31, 1996.........................................................................................3

                  Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
                  June 30, 1997 and June 30, 1996 and six months ended June 30, 1997 and June 30, 1996......................4

                  Consolidated Statement of Cash Flows (Unaudited) - Six-month period ended June 30,
                  1997 and June 30, 1996....................................................................................5

                  Notes to Consolidated Financial Statements................................................................6

Item 2   -        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.............................................................................................8

                                                   PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings........................................................................................13

Item 2   -        Changes in Securities....................................................................................13

Item 3   -        Defaults Upon Senior Securities..........................................................................13

Item 4   -        Submission of Matters to a Vote of Security Holders......................................................13

Item 5   -        Other Information........................................................................................13

Item 6   -        Exhibits and Reports on Form 8-K.........................................................................15

SIGNATURES.................................................................................................................16


FORWARD LOOKING STATEMENTS

         When used in this form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                    FIRST FINANCIAL CARIBBEAN CORPORATION
                          CONSOLIDATED BALANCE SHEET
            (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)



                                                               June 30, 1997  December 31, 1996
                                                                (unaudited)       (audited)
                                                                -----------       ---------
ASSETS
Cash and cash equivalents                                       $    44,772    $    81,213
Mortgage loans held for sale, net                                   282,785        261,608
Securities held for trading, net                                    533,906        436,125
Securities held to maturity                                         188,793        109,055
Securities available for sale                                         7,825         12,007
Loans receivable, net                                               160,162        128,766
Accounts receivable and mortgage servicing advances, net             21,503         15,882
Accrued interest receivable                                          13,074         10,091
Servicing asset                                                      25,206         20,969
Property, leasehold improvements and equipment, net                  10,298          9,360
Cost in excess of fair value of net assets acquired                   6,390          6,562
Real estate held for sale, net                                        3,221          2,246
Prepaid expenses and other assets                                    14,108          8,071
                                                                -----------    -----------

                                                                $ 1,312,043    $ 1,101,955
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans payable                                                   $   193,370    $   196,397
Securities sold under agreements to repurchase                      530,700        387,651
Deposit accounts                                                    214,288        158,902
Notes payable                                                       149,627        147,893
Advances from Federal Home Loan Bank                                 15,000         15,000
Convertible Subordinated Debentures                                   8,460         10,000
Accounts payable and other liabilities                               26,986         26,992
Income tax payable                                                      548            217
Deferred tax liability                                                9,215          8,372
                                                                -----------    -----------

   Total liabilities                                              1,148,194        951,424
                                                                -----------    -----------

Commitments and contingencies                                   - - - - - -    - - - - - -

Stockholders' equity:

   Serial Preferred Stock, $1 par value, 2,000,000 shares
   authorized; no shares outstanding
                                                                        ---            ---
   Common Stock, $1 par value, 20,000,000 shares authorized;
   9,212,730 shares issued (1996-9,124,730); 9,198,730 shares         9,213          9,125
   outstanding (1996-9,111,730)

   Paid-in capital                                                   40,122         38,673
   Retained earnings                                                114,575        102,925
                                                                -----------    -----------
                                                                    163,910        150,723
   Unrealized gain (loss) on securities available for sale,
   net of deferred tax                                                    1            (81)
   Treasury stock at par value, 14,000 shares                           (14)           (14)
   Unearned compensation under employment contracts                     (48)           (97)
                                                                -----------    -----------

   Total stockholders' equity                                       163,849        150,531
                                                                -----------    -----------

Total liabilities and stockholders' equity                      $ 1,312,043    $ 1,101,955
                                                                ===========    ===========



        The accompanying notes are an integral part of this statement.

                    FIRST FINANCIAL CARIBBEAN CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             (In thousands of dollars, except for per share data)
                                  Unaudited

                                                       Quarter Ended      Six-Month Period Ended
                                                          June 30,               June 30,
                                                   -------------------    ----------------------
                                                      1997       1996        1997          1996
                                                      ----       ----        ----          ----
Revenues:
   Mortgage loans sales and fees                      5,740      6,539      11,057        13,422
   Servicing income                                   3,069      2,946       7,048         5,697
   Interest income                                   20,687     16,353      41,073        32,600
   Rental and other income                              338        146         730           300
                                                   --------   --------    --------      --------

                                                     29,834     25,984      59,908        52,019
                                                   --------   --------    --------      --------

Expenses:
   Interest                                          14,050     10,826      28,115        21,818
   Employee cost, net (See Note g)                      746      1,946       3,134         4,533
   Taxes, other than payroll and income taxes           326        236         644           483
   Maintenance                                          237        163         448           290
   Advertising                                          860        800       1,728         1,624
   Professional services                                802        706       1,564         1,387
   Telephone                                            528        448         987           920
   Rent                                                 611        515       1,196         1,047
   Other, net (See Note g)                            2,886      3,219       4,850         5,242
                                                   --------   --------    --------      --------

                                                     21,046     18,859      42,666        37,344
                                                   --------   --------    --------      --------


Income before income taxes                            8,788      7,125      17,242        14,675
Income taxes:
   Current                                              770        231       1,360           668
   Deferred                                             100       (140)        843           620
                                                   --------   --------    --------      --------

                                                        870         91       2,203         1,288
                                                   --------   --------    --------      --------



Net Income                                            7,918      7,034      15,039        13,387
Retained earnings at beginning of period            108,497     86,885     102,925        81,892
     Less cash dividends paid:
     Convertible preferred stock                         --         --          --            14
     Common stock                                     1,840      1,551       3,389         2,897
                                                   --------   --------    --------      --------

Retained earnings at the end of period             $114,575   $ 92,368    $114,575      $ 92,368
                                                   ========   ========    ========      ========

Earnings per share (See Note i):
Primary:
    Net Income                                     $   0.86   $   0.77    $   1.65      $   1.49
                                                   ========   ========    ========      ========

Fully Diluted:
    Net Income                                     $   0.83   $   0.74    $   1.58      $   1.41
                                                   ========   ========    ========      ========





        The accompanying notes are an integral part of this statement.

                    FIRST FINANCIAL CARIBBEAN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)

                                                                                        Six-Month Period Ended
                                                                                               June 30,
                                                                                        ----------------------
                                                                                           1997         1996
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................................   $  15,039    $  13,387
                                                                                       ---------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of interest-only strips...........................................       1,848          629
     Amortization of cost in excess of fair value of net assets acquired ...........         191          188
     Amortization of  servicing assets .............................................       1,244          467
     Depreciation and amortization .................................................       1,044          862
     Allowances for losses .........................................................         461          366
     Origination and purchases of mortgage loans held for sale .....................    (363,485)    (382,391)
     Principal repayment and sales of loans held for sale ..........................     180,333      219,267
     Purchases of securities held for trading ......................................    (185,525)     (56,887)
     Principal repayments and sales of securities held for trading .................     256,950      220,483
     Additions of interest-only strips..............................................      (9,079)      (7,683)
     Increase in accounts receivable and mortgage servicing advances ...............      (6,082)      (3,401)
     Increase in servicing asset ...................................................      (5,481)      (5,817)
     Principal repayments and sales of securities available for sale ...............       4,264        6,831
     Increase in interest receivable ...............................................      (2,983)      (1,090)
     Decrease in loans payable .....................................................      (3,027)     (35,548)
     Increase in interest payable ..................................................         777        2,048
     Increase in securities sold under agreements to repurchase ....................     143,049       26,237
     Decrease in payables and accrued liabilities ..................................        (783)       1,595
     Increase (decrease) in income tax payable .....................................         331         (205)
     Deferred tax provision ........................................................         843          620
     Amortization of unearned compensation under employment contracts ..............          49           48
                                                                                       ---------    ---------

        Total adjustments ..........................................................      14,939      (13,381)
                                                                                       ---------    ---------
     Net cash provided by operating activities .....................................      29,978            6
                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities held to maturity ........................................     (87,774)     (40,154)
   Principal repayments of investments held to maturity ............................       8,036        5,462
   Origination of loans receivable .................................................     (70,802)     (41,169)
   Principal repayments of loans receivable ........................................      39,406        5,838
   Purchase of property, leasehold improvements and equipment ......................      (1,982)        (906)
   Additions to cost in excess of fair value of net assets required ................         (19)        (214)
   Increase in real estate held for sale ...........................................        (975)        (167)
   Increase in other assets ........................................................      (6,037)      (2,597)
                                                                                       ---------    ---------

     Net cash used by investing activities .........................................    (120,147)     (73,907)
                                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in common stock .............................................          (3)         475
   Increase in notes payable .......................................................       1,734       20,041
   Increase in deposits ............................................................      55,386       40,771
   Dividends declared and paid .....................................................      (3,389)      (2,911)
   Decrease in advances from FHLB ..................................................          --        4,994
                                                                                       ---------    ---------


     Net cash provided by financing activities .....................................      53,728       63,370
                                                                                       ---------    ---------

   Net decrease in cash and cash equivalents .......................................     (36,441)     (10,531)

   Cash and cash equivalents at beginning of period ................................      81,213       59,872
                                                                                       ---------    ---------

   Cash and cash equivalents at the end of period ..................................   $  44,772    $  49,341
                                                                                       =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Noncash financing activities-conversion of preferred stock ......................   $    ----    $     216
                                                                                       =========    =========
   Noncash investing activities-conversion of subordinated debentures ..............   $   1,540    $    ----
                                                                                       =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash used to pay interest .......................................................   $  27,338    $  19,770
                                                                                       =========    =========
   Cash used to pay income taxes ...................................................   $   1,029    $     874
                                                                                       =========    =========


        The accompanying notes are an integral part of this statement.

                    FIRST FINANCIAL CARIBBEAN CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


a. The Consolidated Financial Statements (unaudited) include the accounts of First Financial Caribbean Corporation and its wholly-owned subsidiaries, Doral Mortgage Corporation ("Doral"), RSC Corp. ("RSC"), Centro Hipotecario, Inc., AAA Financial Services Corporation ("AAA Financial") and Doral Federal Savings Bank ("Doral Federal"). References herein to the "Company" or "FFCC" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and six-month period ended June 30, 1997 and 1996 were as follows:

                                     Quarter Ended                   Six-Month Period Ended
                                        June 30,                             June 30,
                                  -------------------                ----------------------
                                  1997           1996                 1997            1996
                                  ----           ----                 ----            ----
Series A Preferred Stock          $ --          $0.12                $  --          $0.3825
Common Stock                      $0.20         $0.17                $0.37          $  0.32


      All outstanding shares of Series A Preferred Stock were redeemed on May 10, 1996.

d. At June 30, 1997, escrow funds include approximately $26.1 million deposited with Doral Federal. These funds are included in the Company's financial statements. Escrow funds also include approximately $20.6 million deposited with other banks excluded from the Company's assets and liabilities.

e. Certain reclassifications of prior years' data have been made to conform to 1997 classifications. In connection with the adoption by the Company, effective January 1, 1997, of SFAS No. 125 "Accounting for Transfers of Servicing Assets and Extinguishment of Liabilities" ("SFAS 125"), the Company reclassified the asset previously shown on the Company's Consolidated Balance Sheet as "Mortgage Servicing Rights"to "Servicing Asset". In addition, the asset previously shown as "Excess Servicing Fees Receivable" was reclassified as "Interest Only Strips" and is now reflected in the Company's Consolidated Balance Sheet as a component of "Securities held for trading, net". For additonal information regarding SFAS 125 refer to Note h.

f. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:

                                 Quarter Ended                       Six-Month Period Ended
                                    June 30,                                June 30,
                          ---------------------------              --------------------------
                             1997              1996                  1997             1996
                             ----              ----                  ----             ----
      Primary             9,171,653         9,092,942              9,141,360        9,020,462
      Fully diluted       9,682,158         9,683,394              9,682,158        9,679,136

g. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs that, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Employee costs would have been $8.9 million and $7.5 million, respectively, for the quarters ended June 30, 1997 and 1996, and $17.3 million and $15.1 million, respectively, for the six-month periods ended June 30, 1997 and 1996, except for the application of SFAS No. 91. Other expenses would have been $3.6 million and $3.9 million, respectively, for the quarters ended June 30, 1997 and 1996, and $7.1 million and $7.4 million, respectively, for the six-month periods ended June 30, 1997 and 1996, except for the application of SFAS No. 91.


      Set forth below is a breakdown of direct loan origination costs that were deferred pursuant to SFAS No. 91.

                                        Quarter Ended                   Six-Month Period Ended
                                           June 30,                            June 30,
                                     -------------------               ------------------------
                                      1997         1996                  1997             1996
                                      ----         ----                  ----             ----
      Employee Costs                 $8,211       $5,516               $14,127          $10,536
      Other Costs                       705          715                 2,216            2,150
                                     ------       ------               -------          -------
                                     $8,916       $6,231               $16,343          $12,686
                                     ======       ======               =======          =======


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

      SFAS 125 modifies the accounting for interest-only strips ("IOs") or retained interests in securitizations, such as excess servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. IO's and retained interests are to be recorded at market value in accordance with SFAS No. 115. Changes in market value of IOs are included in operations, if classified as trading securities, or in shareholders' equity as unrealized gains or losses, net of taxes, if classified as available for sale

      Under the provisions of SFAS 125, management has determined that excess servicing fees receivable retained by the Company as a result of securitization transactions or bulk sales will be held as trading securities as IOs. In addition, all residual interests and mortgage backed securities previously retained by the Company as part of its securitization transactions will also be held as trading securities.

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

i. On July 10, 1997, the Board of Directors declared a two-for-one stock split of the Company's Common Stock $1.00 par value (the "Common Stock"). The stock split will be effected in the form of a stock dividend of one additional share of Common Stock to be issued on August 28, 1997 for each share of Common Stock held of record on August 18, 1997. Prior to the declaration of the stock split, the Company had 9,682,158 fully diluted shares outstanding. Following distribution of the additional shares, the Company will have 19,364,316 fully diluted shares outstanding. The stock split will not dilute shareholders' voting rights or their proportionate interest in the Company. Pro forma dividends per share data on a post-split basis is presented below:

                         Quarter Ended     Six-Month Period Ended
                            June 30,              June 30,
                        ----------------   ----------------------
                         1997      1996        1997       1996
                         ----      ----        ----       ----
Series A Preferred
Common Stock              --      $0.12         --       $0.3825

                        $0.10     $0.085      $0.185     $0.16

Pro forma information on the number of average shares of Common Stock used for computing the primary and fully diluted net income per share on a post-split basis are provided below:

                                            Quarter Ended          Six-Month Period Ended
                                               June 30,                    June 30,
                                           -----------------       ----------------------
                                           1997         1996         1997           1996
                                        ---------    ---------      -------       ---------
   Primary                              18,343,306   18,185,884     18,282,720    18.040,924

   Fully diluted                        19,364,316   19,366,788      19,364,316   19,358,272

Pro forma earnings per share data on a post-split basis is provided below:

                                            Quarter Ended          Six-Month Period Ended
                                               June 30,                    June 30,
                                           -----------------       ----------------------
                                           1997         1996         1997           1996
                                        ---------    ---------      -------       ---------
   Primary:

     Net Income                         $0.43        $0.385         $0.825        $0.745

   Fully diluted:

     Net Income                         $0.415       $0.37          $0.79         $0.705

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on publicly offered and privately-placed debt financings and public offerings of preferred and common stock. Doral Federal, the Company's thrift subsidiary, also relies on deposits, borrowings from the Federal Home Loan Bank of New York (the "FHLB-NY") as well as term notes backed by letters of credit of the FHLB-NY.

        The interim Consolidated Statement of Cash Flows reflects the working capital needs of the Company. Operating activities provided approximately $29.9 million of net cash during the six-month period ended June 30, 1997, reflecting, in part, increased borrowings under agreements to repurchase used to finance the Company's portfolio of mortgaged-backed securities. FFCC held mortgage loans (including mortgage loans converted into mortgage-backed securities) prior to sale for an average period of approximately 298 days for the six-month period ended June 30, 1997 and 259 days during the year ended December 31, 1996. This increase in the average holding period prior to sale was due to an increase in the portfolio of mortgage-backed securities held for trading.

      Investing activities used cash of approximately $120.1 million during the six-month period ended June 30, 1997 due primarily to origination of loans receivable and purchases of securities held to maturity of approximately $70.8 million and $87.8 million, respectively, which were partially offset by principal repayments of loans receivable of approximately $39.4 million.

      During the first six months of 1997, financing activities provided approximately $53.7 million of net cash primarily due to additional deposits amounting to approximately $55.4 million received by Doral Federal.

      FFCC borrows money under warehousing lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among FFCC's warehousing line of credit facilities are gestation or presale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At June 30, 1997 and December 31, 1996, FFCC had available warehousing lines of credit, including gestation lines of credit, of $695 million and $595 million, respectively. At June 30, 1997 and December 31, 1996, FFCC had used approximately $166.1 million and $186.4 million, respectively, of credit available under its warehousing lines of credit. FFCC's warehousing lines of credit are generally subject to termination at the discretion of the lender.

      FFCC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms. Under these agreements, FFCC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. FFCC uses the proceeds of such sales to repay borrowings under its warehousing lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under FFCC's warehousing lines of credit. At June 30, 1997, FFCC had used approximately $530.7 million of credit under repurchase agreements. FFCC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

      Certain of the debt obligations of the Company contain various provisions that may affect the ability of the Company to pay dividends and remain in compliance with those obligations. These provisions include requirements concerning net worth, financial ratios, limitations on capital distributions and other financial covenants. These provisions have not had, and are not expected to have, an adverse impact on the ability of the Company to pay dividends in the future.

      The monthly weighted average interest rate of FFCC's borrowings for warehousing lines of credit and for repurchase agreement lines of credit was 6.82% and 5.73%, respectively, for the six-month period ended June 30, 1997 compared to 6.71% for warehousing lines of credit and 5.45% for repurchase agreements in each case for the year ended December 31, 1996.

      Doral Federal obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit and repurchase agreements with brokerage houses. As of June 30, 1997, Doral Federal held approximately $223.3 million in deposits (including $8.9 million in corporate accounts of the Company that are eliminated in the preparation of the Company's Consolidated Financial Statements) at a weighted average interest rate of 4.22%, approximately 20% of which consisted of non-interest bearing deposits. Approximately $42.6 million of total deposits consisted of brokered certificates of deposit obtained through broker-dealers with maturities ranging from six months to five years. Doral Federal, as a member of the FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value equal to 120% of the advances. At June 30, 1997, Doral Federal had $15 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.21%. In addition, as of June 30, 1997, Doral Federal had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.55%. Approximately $5 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank bid rate for dollar deposits ("LIBID"). The interest rate on such floating rate notes has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to an upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the note as a result of the recent changes to Section 936 of the Internal Revenue Code. Because Doral Federal has the contractual right to prepay the notes if the investor seeks an upward adjustment, in all but one of the three cases in which an investor requested on upward adjustment, Doral Federal has been successful in negotiating a rate adjustment below 100% of LIBID.

      As of June 30, 1997, Doral Federal exceeded all its regulatory capital requirements (i.e. tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and total risk based capital of at least 8% of risk weighted assets). As of June 30, 1997, Doral Federal had tangible capital and core capital of $25.3 million or approximately 7.90% of adjusted assets and total risk-based capital of $26.4 million or 17.65% of risk weighted assets.

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors and mortgage loans sold to certain other purchasers, require FFCC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. FFCC generally recovers funds advanced pursuant to these arrangements within 30 days. During the six-month period ended June 30, 1997, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $3.5 million.

      During the six-month period ended June 30, 1997, the Company collected an average of approximately $1.2 million per month in net servicing fees, including late charges. At June 30, 1997 and December 31, 1996, the servicing portfolio amounted to approximately $3.3 billion and $3.1 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio and to purchase servicing rights from third parties.

      FFCC expects that it will continue to have adequate liquidity and financing arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

      At June 30, 1997, total assets were $1.3 billion compared to $1.1 billion at December 31, 1996. This increase was due primarily to net increases in interest earning and servicing related assets in connection with the Company's mortgage loan production and securitization activities. Total liabilities were $1.1 billion at June 30, 1997 compared to $951 million at December 31, 1996. The increase in total liabilities was primarily related to increased deposit accounts held at Doral Federal and increases in securities sold under agreements to repurchase incurred in connection with the Company's mortgage banking activities.

      As of June 30, 1997, Doral Federal had $319.7 million in assets compared to $280.7 million at December 31, 1996. This increase was due primarily to a net increase of $31.4 million in loans receivable. At June 30, 1997, Doral Federal's deposit accounts totaled $223.3 million compared to $187.2 million at December 31, 1996. These amounts include $8.9 million and $28.3 million, respectively, in corporate accounts of the Company which are eliminated in the preparation of the Company's Consolidated Financial Statements. Deposit accounts include $26.1 million as of June 30, 1997 in non-interest bearing demand deposits representing escrow funds and other servicing accounts from FFCC's servicing operations.

      Changes in interest rates can have a variety of effects on the Company's business. In particular, changes in interest rates affect the volume of mortgage loan originations and purchases, the interest rate spread on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans and the value of the Company's loan servicing portfolio and mortgage-backed securities holdings.

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

     In the case of GNMA securities, the Company has normally held such securities for longer periods prior to sale to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. Prices for GNMA certificates in Puerto Rico have tended to be more stable than on the mainland U.S. because the tax exempt status of interest paid on these securities under Puerto Rico law makes them more attractive to retail investors. This relative stability of prices for Puerto Rico GNMA securities has allowed the Company to carry out a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. The Company seeks to protect itself from interest rate risk associated with its inventory of GNMA securities by purchasing listed options on U.S. treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market. As of June 30, 1997, the Company had in place $70.2 million of long-term repurchase agreements secured by collateralized mortgage obligations backed by GNMA certificates with a principal amount of approximately $80 million. The Company does not obtain forward commitments or otherwise hedge such securities because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute similar securities under the repurchase agreements.

      Effective August 1, 1997, only GNMA securities backed by FHA-VA mortgage loans originated to finance the acquisition of newly constructed housing will continue to be tax exempt. The tax exemption of GNMA securities backed by FHA-VA mortgages originated prior to August 1, 1997 will be grandfathered. See "Recent Developments - Modification of Tax Laws Affecting GNMA Securities". As a result of such changes, the Company intends to hedge the value of non-tax exempt GNMA's through the use of forward sales and other hedging techniques.

      Declines in interest rates can adversely affect the Company's revenues by increasing prepayment rates and causing an increase of the amortization of the Servicing Asset and IOs (previously classified as excess servicing fees receivable) or causing an impairment to be recognized with respect to such assets. Moreover, increased prepayment rates can reduce the Company's servicing income by decreasing the size of the Company's servicing portfolio. To date, the Company has not used synthetic instruments to protect the value of its Servicing Asset and IOs from future interest rate fluctuations. The primary means used by the Company to reduce the sensitivity of the Company's servicing income to possible reduction of its servicing portfolio has been the development of a strong retail origination network that has allowed the Company to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

      The net interest income of the Company is also subject to interest rate risk because its interest-earning assets and interest-bearing liabilities reprice at different times and varying amounts. Most of the Company's interest earning assets, including its mortgage-backed securities held for trading, are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). To protect against major fluctuations in short-term interest rates, the Company purchases listed put and call options and sells call options on financial instruments, including Eurodollar contracts. This policy attempts to ensure a relatively stable short-term cost of funds. With respect to the loans receivable and securities held to maturity of Doral Federal, Doral Federal attempts to obtain long-term deposits and other long-term debt financing, including longer term brokered certificates of deposits, advances from the FHLB-NY and term notes backed by FHLB-NY letters of credit.

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

RESULTS OF OPERATIONS FOR QUARTERS ENDED JUNE 30, 1997 AND 1996

      Net income for the quarter ended June 30, 1997 increased to $7.9 million from $7.0 million for the comparable period of 1996. Doral Federal contributed approximately $969,000 in net income for the second quarter of 1997 compared to $626,000 for the second quarter of 1996. The increase in net income of $900,000 from 1996 was due mainly to an increase of $1.1 million in net interest income during the same period. Doral Federal contributed approximately $2.4 million and $6.0 million to the consolidated net interest income of the Company for the quarters ended June 30, 1997 and 1996, respectively.

      The weighted average interest rate spread was 201 basis points during the second quarter of 1997 compared to 277 basis points for the comparable period of 1996.

      Revenues from mortgage loan sales and origination fees decreased to $5.7 million for the quarter ended June 30, 1997 from $6.5 million for the comparable period of 1996. The total volume of loans originated and purchased for the quarter ended June 30, 1997 was $252 million compared to $224 million for the quarter ended June 30, 1996. The total volume of loans purchased was approximately $5.0 million for the quarter ended June 30, 1997 compared to $24 million for the comparable period of 1996.

      When FFCC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income was $3.07 million for the quarter ended June 30, 1997 compared to $2.95 million for the same period in 1996. The Company's servicing portfolio totaled $3.3 billion at June 30, 1997 compared to $2.9 billion at the same date a year ago. The Company's servicing portfolio at June 30, 1997 increased by approximately $200 million over the size of the servicing portfolio at December 31, 1996.

      The Company capitalized approximately $3.3 million in servicing assets during the quarter ended June 30, 1997, compared to $3.0 million for the quarter ended June 30, 1996. At June 30, 1997, the unamortized balance of servicing assets approximated their fair value. The amortization of servicing assets for the quarters ended June 30, 1997 and 1996 was $666,000 and $243,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses."

     The Company creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a base servicing fee, and adjusting such amount for expected losses and prepayment assumptions. The Company capitalized approximately $4.4 million in IOs (previously classified as excess servicing fees receivable) during the quarter ended June 30, 1997, compared to $5.1 million for the quarter ended June 30, 1996. Amortization of IOs for each of the quarters ended June 30, 1997 and 1996 was approximately $956,000 and $325,000, respectively. Effective January 1, 1997, this amortization is recorded as a reduction of interest income. SFAS
No. 125 requires that effective January 1, 1997, assets previously classified as excess servicing fee receivable be classified as IOs. Such IOs are reflected in the Company's Consolidated Balance Sheet as part of Securities Held for Trading.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

      The Company's net income for the six months ended June 30, 1997 increased to $15.0 million, compared to $13.4 million for the corresponding period of 1996. For the six-month period ended June 30, 1997, Doral Federal contributed approximately $1.9 million in net income compared to $1.2 million for the six months ended June 30, 1996.

      Revenues from mortgage loan sales and fees for the first six months of 1997 decreased $2.3 million to $11.1 million for the first six months of 1997 from $13.4 million for the comparable period of 1996. The total volume of loans originated and purchased was approximately $434 million for the six-month period ended June 30, 1997 compared to approximately $424 million for the six-month period ended June 30, 1996. Refinancing loans comprised 48% of production during both periods.

      Net interest income increased by approximately $2.2 million for the six-month period ended June 30, 1997 versus the comparable period of 1996. The weighted average interest rate spread was 209 basis points during the six months ended June 30, 1997 compared to 266 basis points for the comparable period of 1996. Doral Federal contributed approximately $4.7 million and $3.2 million to the consolidated net interest income of the Company for the six-month periods ended June 30, 1997 and 1996, respectively.

      For the six-month period ended June 30, 1997 loan servicing income was $7.0 million compared to $5.7 million for the same period in 1996. Sales of mortgage loans during the first six months of 1997 resulted in the recording of approximately $9.1 million in IOs compared to $7.7 million for the first six month of 1996. Amortization of IOs for each of the six-month periods ended June 30, 1997 and 1996 was approximately $1.8 million and $629,000, respectively. Effective January 1, 1997, the amortization of IOs is recorded as a reduction of interest income. For the six months ended June 30, 1997 the Company capitalized servicing assets of $5.5 million compared to $5.8 million for the comparable period of 1996. For the six-month periods ended June 30, 1997 and 1996, amortization of servicing assets was $1,244,000 and $467,000, respectively. Amortization of servicing assets is recorded as a component of "Other Expenses."

      Aggregate expenses for the six-month period ended June 30, 1997 increased by $5.3 million compared to the same period for 1996, primarily because of additional costs associated with the expansion of the Company's customer base and loan origination capacity.

RECENT DEVELOPMENTS

Modification Of Tax Laws Affecting GNMA Securities

      The Company has historically benefited from Puerto Rico tax laws that exempt from Puerto Rico income taxes the interest received on mortgage loans secured by real property in Puerto Rico and insured by the Federal Housing Administration or guaranteed by the Veteran's Administration ("FHA-VA loans") and on GNMA mortgage-backed securities backed by FHA-VA loans. This favorable tax treatment has permitted the Company to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United Sates and to reduce its effective tax rate through the receipt of tax exempt interest.

      On July 22, 1997, an amendment (the "Amendment") was passed to the Puerto Rico Internal Revenue Code that modified the tax exempt treatment of FHA-VA loans. Under the terms of the Amendment, effective August 1, 1997, only FHA-VA mortgage loans used to finance the original acquisition of newly constructed housing and mortgage-backed securities backed by such loans qualify for tax exempt treatment. The Amendment, however, provides a preferential flat tax rate of 17% for individuals with respect to interest received on FHA-VA mortgages not qualifying for tax exemption. In addition, the Amendment grandfathered the tax-exempt status of FHA-VA loans originated on or prior to July 31, 1997 and mortgage-backed securities backed by such loans. For the six months ended June 30, 1997 and the year ended December 31, 1996, approximately 30% and 40%, respectively, of the Company's total FHA-VA mortgage originations consisted of mortgages on newly constructed housing that would qualify for tax exemption under the Amendment. Management believes that the adoption of the Amendment will not have a material adverse effect on the Company's financial condition or results of operation.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

      (a) The Company has entered into an Exchange Agreement, dated July 9, 1997, with Popular, Inc. ("Popular"), whereby the Company has agreed to exchange (the "Exchange") newly issued shares of a new series of preferred stock to be designated 8% Convertible Cumulative Preferred Stock (Liquidation Preference $1,000 per share) (the "8% Preferred Stock") having an aggregate liquidation preference of $8,460,000 for the $8,460,000 principal amount of the Company's 8.25% Convertible Subordinated Debentures due January 1, 2006 (the "Debentures") currently held by Popular.

      Under the terms of the Exchange Agreement, the Exchange will not take place and the shares of 8% Preferred Stock will not be issued until such time as the Company becomes a bank holding company under the Bank Holding Company Act of 1956, which is expected to occur before September 30, 1997. See Item 5 "Other Information - Status as Bank Holding Company". The 8% Preferred Stock will count as Tier I capital for bank holding company purposes.

      Once issued, the shares of 8% Preferred Stock will have a preference in liquidation over the shares of Common Stock of $1,000 per share. In addition, the terms of the 8% Preferred Stock will not permit the payment of cash dividends on the Company's Common Stock if dividends on the 8% Preferred Stock are in arrears. The holders of the 8% Preferred Stock will be entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors, at an annual rate of 8% of the liquidation preference thereof, payable monthly. A copy of the Exchange Agreement is included as Exhibit No.
10.73 to this Quarterly Report on Form 10-Q.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on April 16, 1997. The proposals submitted to the shareholders together with the results of the voting thereon were previously disclosed under Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and are incorporated herein by reference.

ITEM 5 - OTHER INFORMATION

      EXCHANGE AGREEMENT WITH POPULAR, INC.

      Reference is made to Item 2 above for a description of an Exchange Agreement, dated July 9, 1997, entered into with Popular, Inc., whereby the Company has agreed to exchange shares of a new series of preferred stock to be created and designated 8% Convertible Cumulative Preferred Stock (Liquidation Preference, $1,000 per share) for the outstanding 8.25% Convertible Subordinated Debentures currently held by Popular, Inc.

      STATUS AS BANK HOLDING COMPANY

      In connection with the proposed conversion of Doral Federal into a Puerto Rico chartered commercial bank, on July 17, 1997, the Company filed an application with the Board of Governors of the Federal Reserve Board (the "Federal Reserve") to become a bank holding company pursuant to the provisions of the Bank Holding Company Act of 1956 (the "BHCA"). The BHCA and Federal Reserve regulations promulgated thereunder generally place limitations on the types of activities in which a bank holding company and its subsidiaries may engage. In general, such activities must be banking services or activities so closely related to the business of banking as to be a proper incident thereto. Regulation K promulgated by the Federal Reserve, generally grants bank holding companies and their subsidiaries somewhat broader powers with respect to activities conducted "outside the United States" than with respect to activities conducted within the United States. For purposes of Regulation K, Puerto Rico is considered to be outside the United States.

      In addition to the activity restrictions discussed above, the BHCA also imposes various other restrictions on bank holding companies and their subsidiaries. Many of these restrictions are similar to those currently imposed on the Company under the Savings and Loan Holding Company Act (the "SLHCA"). For example, the BHCA contains change of control provisions similar to those contained in SLHCA. Sections 23A and 23B of the Federal Reserve Act governing transactions between depositary institutions and their affiliates also apply in the same manner to bank holding companies and their subsidiaries as to savings and loan holding companies.

      As a bank holding company, the Company would, however, be subject to certain additional regulatory restrictions that are not otherwise applicable to savings and loan holding companies. For example, unlike savings and loan holding companies, bank holding companies are subject to certain regulatory capital requirements. Under the Federal Reserve's risk-based capital guidelines, a bank holding company must maintain a ratio of total capital (the "Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) equal to 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interest in consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and less certain intangible debt, other preferred stock, certain other instruments, and a limited amount of loan and lease loss reserves ("Tier 2 capital").

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average quarterly assets of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

      The Federal Reserve has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to mortgage servicing rights and purchased credit card receivables. The Federal Reserve has also decided to exclude from regulatory capital the amount of net unrealized gains and losses on securities available-for-sale, except the net unrealized losses of equity securities with readily determinable fair values.

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

      The conversion of Doral Federal into a Puerto Rico chartered bank would also subject Doral Federal to supervision and examination by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner") and to the provisions of the Puerto Rico Banking Act and the regulations promulgated thereunder. The Company does not believe that the application of such laws or regulations would have a material adverse effect on the manner in which Doral Federal currently conducts its operations.

      Section 12 of the Puerto Rico Banking Act requires the prior approval of the Office of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. In the past, the Office of the Commissioner has interpreted the restrictions of Section 12 to apply to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. The provisions of the Mortgage Banking Law and the SLHCA currently applicable to acquisition of the Company's capital stock only require regulatory approval for the acquisition of more than 10% of the Company's outstanding voting securities. Accordingly, the conversion of Doral Federal into a Puerto Rico commercial bank would result in additional restrictions to be placed on the acquisition of the Company's common stock.

      STOCK SPLIT

      On July 10, 1997, the Board of Directors of the Company declared a two-for-one split of the Company's Common Stock. The stock split will be effected in the form of a stock dividend of one additional share of Common Stock to be issued on August 28, 1997, for each share of Common Stock held of record as of August 18, 1997.

      Prior to the stock split, the Company had 9,682,158 fully diluted shares outstanding. Following the distribution of the additional shares, the Company will have 19,364,316 fully diluted shares outstanding. The stock split will not be dilutive to voting rights or shareholders' proportionate interest in the Company. In connection with the stock split, the Board of Directors determined to revoke the reservation of shares for use in connection with the Company's 1997 Stock Option Plan and Restricted Stock Plan until such time as the shareholders act upon the proposal to increase the Company's authorized capital stock discussed below under "Special Shareholders' Meeting".

      SPECIAL SHAREHOLDERS' MEETING

      On July 10, 1997, the Board of Directors of the Company voted to convene a special meeting of shareholders on September 22, 1997 to consider two proposals:
(i) an amendment to the Company's Certificate of Incorporation to change the name of the Company to "Doral Financial Corporation" and (ii) an amendment to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 shares. The Board of Directors fixed August 19, 1997 as the record date to determine shareholders who are entitled to notice of and to vote at the special shareholders meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 10.73 - Exchange Agreement, dated July 9, 1997, between the Company and Popular, Inc.

            Exhibit 27 - Financial Data Schedule (for SEC use only).

      (b)   Reports on Form 8-K

            N/A

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FIRST FINANCIAL CARIBBEAN CORPORATION
                                                      (Registrant)



Date:   August 14, 1997                            /s/ Salomon Lewis
                                           -------------------------------------
                                                      Salomon Levis
                                                  Chairman of the Board
                                               and Chief Executive Officer



Date:   August 14, 1997                           /s/ Richard F. Bonini
                                           -------------------------------------
                                                      Richard F. Bonini
                                               Senior Executive Vice President
                                                 and Chief Financial Officer




Date:   August 14, 1997                           /s/ Ricardo Melendez
                                           -------------------------------------
                                                      Ricardo Melendez
                                                     Vice President and
                                                Principal Accounting Officer