Form 10-Q
period 1997-09-30
DORAL FINANCIAL CORP
filed 1997-11-14
CIK 840889

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

       For the quarterly period ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                         Commission file number 0-17224
                                                -------

                           Doral Financial Corporation
                           ---------------------------
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



                    First Financial Caribbean Corporation
         ------------------------------------------------------------
        (Former Name or Former Address, if Changed Since Last Report)


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

Number of shares of Common Stock outstanding at November 10, 1997 - 18,397,460

================================================================================

                         DORAL FINANCIAL CORPORATION

                                                       INDEX

                                                                                                                 PAGE

                                          PART I - FINANCIAL INFORMATION

Item 1   -        Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and
                  December 31, 1996..............................................................................3

                  Consolidated Statements of Income and Retained Earnings (Unaudited) - Quarters
                  ended September 30, 1997 and September 30, 1996 and nine months ended
                  September 30, 1997 and September 30, 1996......................................................4

                  Consolidated Statement of Cash Flows (Unaudited) - Nine-month period ended
                  September 30, 1997 and September 30, 1996......................................................5

                  Notes to Consolidated Financial Statements.....................................................6

Item 2   -        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................................8

                                            PART II - OTHER INFORMATION

Item 1   -        Legal Proceedings.............................................................................17

Item 2   -        Changes in Securities.........................................................................17

Item 3   -        Defaults Upon Senior Securities...............................................................17

Item 4   -        Submission of Matters to a Vote of Security Holders...........................................17

Item 5   -        Other Information.............................................................................18

Item 6   -        Exhibits and Reports on Form 8-K..............................................................20

SIGNATURES......................................................................................................21

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

                           DORAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)


                                                                              September 30, 1997        December 31, 1996
                                                                                  (unaudited)               (audited)
                                                                                  -----------               ---------
ASSETS
Cash and cash equivalents                                                      $       82,586           $      81,213
Mortgage loans held for sale, net                                                     326,252                 261,608
Securities held for trading, net                                                      611,297                 436,125
Securities held to maturity                                                           191,024                 109,055
Securities available for sale                                                          71,548                  12,007
Loans receivable, net                                                                 165,702                 128,766
Accounts receivable and mortgage servicing advances, net                               20,224                  15,882
Accrued interest receivable                                                            12,393                  10,091
Servicing asset                                                                        30,624                  20,969
Property, leasehold improvements and equipment, net                                    10,861                   9,359
Cost in excess of fair value of net assets acquired                                     6,299                   6,562
Real estate held for sale, net                                                          2,948                   2,246
Prepaid expenses and other assets                                                      14,347                  13,113
                                                                               --------------           -------------

                                                                               $    1,546,105           $   1,106,996
                                                                               ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Loans payable                                                                  $      218,670           $     196,643
Securities sold under agreements to repurchase                                        688,386                 388,213
Deposit accounts                                                                      250,945                 158,902
Notes payable                                                                         150,141                 152,126
Advances from Federal Home Loan Bank                                                   15,000                  15,000
Convertible Subordinated Debentures                                                     8,460                  10,000
Accounts payable and other liabilities                                                 32,935                  26,992
Income tax payable                                                                      1,656                     217
Deferred tax liability                                                                  9,233                   8,372
                                                                               --------------           -------------

   Total liabilities                                                                1,375,426                 956,465
                                                                               --------------           -------------

Commitments and contingencies                                                  --------------           -------------

Stockholders' equity:

   Serial Preferred Stock, $1 par value, 2,000,000 shares
   authorized; no shares outstanding                                                      ---                     ---
   Common Stock, $1 par value, 50,000,000 shares authorized;
      18,425,460 shares issued (including 9,212,730 shares issued on                   18,425                  18,249
     August 28, 1997 as stock split) (1996-18,249,460); 18,397,460 shares outstanding (1996-18,221,460)
   Paid-in capital                                                                     30,924                  29,563
   Retained earnings                                                                  121,327                 102,925
   Unrealized gain (loss) on securities available for sale, net of
      deferred tax                                                                         55                     (81)
   Treasury stock at par value, 28,000 shares
     (1996-28,000 shares)                                                                 (28)                    (28)
   Unearned compensation under employment contracts                                       (24)                    (97)
                                                                               --------------           -------------

   Total stockholders' equity                                                         170,679                 150,531
                                                                               --------------           -------------

Total liabilities and stockholders' equity                                     $    1,546,105           $   1,106,996
                                                                               ==============           =============


         The accompanying notes are an integral part of this statement.

                           DORAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              (In thousands of dollars, except for per share data)
                                    Unaudited

                                                                  Quarter Ended                  Nine-Month Period Ended
                                                                  September 30,                        September 30,
                                                         -----------------------------        ----------------------------
                                                              1997            1996               1997          1996
                                                              ----            ----               ----          ----
Revenues:

   Mortgage loans sales and fees                                7,166          7,049             18,223        20,471
   Servicing income                                             3,816          2,645             10,863         8,342
   Interest income                                             23,026         16,430             64,099        49,030
   Gain on sale of servicing rights                                --          1,813                 --         1,813
   Rental and other income                                        398            211              1,128           511
                                                        -------------    -----------        -----------   -----------
                                                               34,406         28,148             94,313        80,167
                                                        -------------    -----------        -----------   -----------
Expenses:

   Interest                                                    15,100         10,941             43,214        32,759
   Employee cost, net (See Note g)                              3,174          1,735              6,308         6,268
   Taxes, other than payroll and income taxes                     375            303              1,019           785
   Maintenance                                                    253            199                701           488
   Advertising                                                    791            938              2,520         2,561
   Professional services                                          831            634              2,395         2,021
   Telephone                                                      544            444              1,531         1,364
   Rent                                                           647            505              1,844         1,552
   Other, net (See Note g)                                      3,111          3,523              7,960         8,768
                                                        -------------    -----------        -----------   -----------
                                                               24,826         19,222             67,492        56,566
                                                        -------------    -----------        -----------   -----------

Income before income taxes                                      9,580          8,926             26,821        23,601
Income taxes:
   Current                                                      1,038             (5)             2,397           663
   Deferred                                                       (50)         1,507                793         2,127
                                                        -------------    -----------        -----------   -----------
                                                                  988          1,502              3,190         2,790
                                                        -------------    -----------        -----------   -----------

Net Income                                                      8,592          7,424             23,631        20,811
Retained earnings at beginning of period                      114,575         92,368            102,925        81,892
     Less cash dividends paid:
     Convertible preferred stock                                  ---            ---                ---            14
     Common stock                                               1,840          1,548              5,229         4,445
                                                        -------------    -----------        -----------   -----------
Retained earnings at the end of period                  $     121,327    $    98,244        $   121,327   $    98,244
                                                        =============    ===========        ===========   ===========
Earnings  per share:
Primary:
    Net Income                                          $        0.47    $      0.41        $      1.29   $      1.15
                                                        =============    ===========        ===========   ===========
Fully Diluted:
    Net Income                                          $        0.45    $      0.39        $      1.24   $      1.10
                                                        =============    ===========        ===========   ===========


         The accompanying notes are an integral part of this statement.

                           DORAL FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                                   Nine-Month Period Ended
                                                                                                        September 30,
                                                                                                   -----------------------
                                                                                                          1997 1996
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................................   $    23,631    $    20,811
                                                                                                 -----------    -------------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of interest-only strip receivable...........................................         2,791              996
     Amortization of cost in excess of fair value of net assets acquired......................           280              282
     Amortization of  servicing assets........................................................         1,932              722
     Depreciation and amortization............................................................         1,656            1,308
     Gain on Sale of Servicing Rights.........................................................            --           (1,813)
     Allowances for losses....................................................................           609              609
     Origination and purchases of mortgage loans held for sale................................      (599,372)        (542,745)
     Principal repayment and sales of loans held for sale ....................................       271,455          325,795
     Purchases of securities held for trading.................................................      (214,679)         (67,840)
     Principal repayments and sales of securities held for trading............................       306,634          263,977
     Increase in interest-only strip receivable...............................................        (6,644)         (10,821)
     Increase in accounts receivable and mortgage servicing advances..........................        (4,952)          (3,698)
     Increase in servicing asset..............................................................       (11,587)          (8,239)
     Purchase of securities available for sale................................................       (75,003)          (4,639)
     Principal repayments and sales of securities available for sale..........................        15,462            7,012
     Increase in interest receivable..........................................................        (2,302)          (1,504)
     Increase (decrease) in loans payable.....................................................        22,027          (11,352)
     Increase in interest payable.............................................................         2,282              397
     Increase in securities sold under agreements to repurchase...............................       300,173           23,745
     Increase in payables and accrued liabilities.............................................         3,661            5,750
     Increase (decrease) in income tax payable................................................         1,439             (383)
     Deferred tax provision...................................................................           793            2,127
     Amortization of unearned compensation under employment contracts.........................            72               64
                                                                                                 -----------    -------------

        Total adjustments.....................................................................        16,727          (20,250)
                                                                                                 -----------    -------------
     Net cash provided by operating activities................................................        40,358              561
                                                                                                 -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of securities held to maturity...................................................      (104,274)         (41,480)
   Principal repayments of investments held to maturity.......................................        22,510            6,767
   Origination of loans receivable ...........................................................      (117,055)         (66,333)
   Principal repayments of loans receivable...................................................        80,119            9,864
   Purchase of property, leasehold improvements and equipment.................................        (3,158)          (1,291)
   Additions to cost in excess of fair value of net assets required...........................           (18)            (309)
   Increase in real estate held for sale......................................................          (702)            (354)
   Increase in other assets...................................................................        (1,235)          (3,463)
   Proceeds from sale of servicing rights.....................................................            --            1,813
                                                                                                 -----------    -------------

     Net cash used by investing activities....................................................      (123,813)         (94,786)
                                                                                                 -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in common stock...................................................................            --              475
   (Decrease) increase in notes payable.......................................................        (1,986)          39,548
   Increase in deposits.......................................................................        92,043           51,525
   Dividends declared and paid.............................................................           (5,229)          (4,459)
   Decrease in advances from FHLB.............................................................            --            4,593


     Net cash provided by financing activities................................................        84,828           91,682
                                                                                                 -----------    -------------

   Net (increase) decrease in cash and cash equivalents.......................................         1,373           (2,543)

   Cash and cash equivalents at beginning of period...........................................        81,213           59,872
                                                                                                 -----------    -------------

   Cash and cash equivalents at the end of period.............................................   $    82,586    $      57,329
                                                                                                 ===========    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   Noncash financing activities-conversion of preferred stock.................................   $        --    $       1,080
                                                                                                 ===========    =============
   Noncash investing activities-conversion of subordinated debentures.........................   $     1,540    $       -----
                                                                                                 ===========    =============

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash used to pay interest..................................................................   $    41,547    $      32,362
                                                                                                 ===========    =============
   Cash used to pay income taxes..............................................................   $       958    $       1,046
                                                                                                 ===========    =============

         The accompanying notes are an integral part of this statement.

                           DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, formerly First Financial Caribbean Corporation and its wholly-owned subsidiaries, Doral Mortgage Corporation ("Doral Mortgage"), Centro Hipotecario, Inc., Doral Securities, Inc., formerly AAA Financial Services Corporation, ("Doral Securities") and Doral Bank, formerly Doral Federal Savings Bank ("Doral Bank"). Doral Bank converted its charter from that of a federal savings association to that of a Puerto Rico commercial bank effective October 1, 1997. See "Item 5 - Other Information - Status as a Bank Holding Company." References herein to the "Company" or "DFC" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and nine-month period ended September 30, 1997 and 1996 were as follows:


                                   Quarter Ended                Nine-Month Period Ended
                                   September 30,                     September 30,
                             --------------------------       ----------------------------
                                 1997          1996                1997          1996
                                 ----          ----                ----          ----
Series A Preferred Stock        $ ----        $ ----             $  ----        $0.3825
Common Stock                    $ 0.10        $.0850             $0.2850        $0.2450



      All outstanding shares of Series A Preferred Stock were redeemed on May 10, 1996.

d. At September 30, 1997, escrow funds include approximately $38.0 million deposited with Doral Bank. These funds are included in the Company's financial statements. Escrow funds also include approximately $9.3 million deposited with other banks excluded from the Company's assets and liabilities.

e. Certain reclassifications of prior years' data have been made to conform to 1997 classifications. In connection with the adoption by the Company, effective January 1, 1997, of SFAS No. 125 "Accounting for Transfers of Servicing Assets and Extinguishment of Liabilities" ("SFAS 125"), the Company reclassified the asset previously shown on the Company's Consolidated Balance Sheet as "Mortgage Servicing Rights"to "Servicing Asset". In addition, the asset previously shown as "Excess Servicing Fees Receivable" was reclassified as "Interest Only Strips" and is now included in the Company's Consolidated Balance Sheet as a component of "Securities held for trading, net". See Note (h) herein.

f. The number of average shares of common stock used for computing the primary and fully diluted net income per share was as follows:

                                 Quarter Ended                      Nine-Month Period Ended
                                 September 30,                           September 30,
                      ------------------------------------     ----------------------------------
                             1997              1996                  1997             1996
                             ----              ----                  ----             ----


      Primary             18,397,460        18,222,184            18,320,742       18,103,110
      Fully diluted       19,364,316        19,366,788            19,364,316       19,361,294

g. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs that, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold. Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:


                                         Quarter Ended                  Nine-Month Period Ended
                                         September 30,                       September 30,
                                     --------------------           ----------------------------
                                       1997         1996                 1997            1996
                                       ----         ----                 ----            ----
      Employee costs, gross          $ 9,581       $7,272           $    26,840       $   22,341

      Deferred costs pursuant
         to SFAS 91                    6,407       5 ,537                20,532           16,073
                                     -------   ----------           -----------       ----------
      Employee cost, net             $ 3,174   $    1,735           $     6,308       $    6,268
                                     =======   ==========           ===========       ==========


      Other expenses, gross          $ 4,070   $    4,376           $    11,136       $   11,773

      Deferred costs pursuant
         to SFAS 91                      959          853                 3,176            3,005
                                     -------   ----------           -----------       ----------
      Other, net                     $ 3,111   $    3,523           $     7,960       $    8,768
                                     =======   ==========           ===========       ==========


      Set forth below is a breakdown of direct loan origination costs that were capitalized as part of the carrying cost of mortgage loan inventory or offset against mortgage loan sales and fees.



                                         Quarter Ended                  Nine-Month Period Ended
                                         September 30,                       September 30,
                                     --------------------           ----------------------------
                                       1997         1996                 1997            1996
                                       ----         ----                 ----            ----
      Offset against mortgage
        loan sales and fees          $ 7,759      $ 6,418              $ 20,661          $ 14,664

      Capitalized as part of
        loan inventory                  (150)         ---                 3,763             4,213
                                     -------      -------              --------          --------
                                     $ 7,609      $ 6,418              $ 24,424          $ 18,877
                                     =======      =======              ========          ========

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

      SFAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as excess servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips ("IOs") and retained interests are to be recorded at market value in accordance with SFAS No. 115. Changes in market value of IOs are included in operations, if classified as trading securities, or in shareholders' equity as unrealized gains or losses, net of taxes, if classified as available for sale

      Under the provisions of SFAS 125, management has determined that excess servicing fees receivable retained by the Company as a result of securitization transactions or bulk sales will be held as trading securities as IOs. In addition, all residual interests and mortgage backed securities previously retained by the Company as part of its securitization transactions will also be held as trading securities.

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

i. On July 10, 1997, the Board of Directors declared a two-for-one stock split of the Company's Common Stock $1.00 par value (the "Common Stock"). The stock split was effected on August 28, 1997 in the form of a stock dividend of one additional share of Common Stock for each share of Common Stock held of record on August 18, 1997. Prior to the declaration of the stock split, the Company had 9,682,158 fully diluted shares outstanding. Following the distribution of the additional shares, the Company had 19,364,316 fully diluted shares outstanding. The stock split did not dilute shareholders' voting rights or their proportionate interest in the Company.

      All amounts in the financial statements have been restated to reflect the above stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on publicly offered and privately-placed debt financings and public offerings of preferred and common stock. Doral Bank also relies on deposits, including long term brokered deposits, borrowings from the Federal Home Loan Bank of New York (the "FHLB-NY") as well as term notes backed by letters of credit of the FHLB-NY.

      The interim Consolidated Statement of Cash Flows reflects the working capital needs of the Company. Operating activities provided approximately $40.4 million of net cash during the nine month period ended September 30, 1997, reflecting, in part, increased borrowings under agreements to repurchase used to finance the Company's portfolio of mortgage-backed securities. The Company held mortgage loans and securities (excluding mortgage-backed securities held to maturity and loans receivable held for investment) prior to sale for an average annualized period of approximately 322 days for the nine month period ended September 30, 1997 and 259 days during the year ended December 31, 1996. This increase was mainly due to increases in the time GNMA mortgage-backed securities were held prior to sale, as the Company decided to hold such securities for longer periods pending the outcome of the legislative changes in Puerto Rico affecting the tax exempt status of such securities. See "RECENT DEVELOPMENTS -- Modification of Favorable Puerto Rico Tax Laws Affecting FHA and VA Loans and GNMA Securities."

      Investing activities used net cash of approximately $123.8 million during the nine month period ended September 30, 1997 due primarily to origination of loans receivable and purchases of securities held to maturity of approximately $117.1 million and $104.3 million, respectively, that were partially offset by principal amortization of such securities and loans of approximately $102.6 million.

      During the first nine months of 1997, financing activities provided approximately $84.8 million of net cash primarily due to additional deposits amounting to approximately $92.0 million received by Doral Bank. During 1997, Doral Bank opened three additional branches in the San Juan metropolitan area. Doral Bank now operates a total of five branches, all located in the San Juan metropolitan area.

      DFC borrows money under warehouse lines of credit to fund its mortgage loan commitments and repays the borrowings as the mortgages are sold. The warehouse lines of credit then become available for additional borrowings. Included among DFC's warehouse line of credit facilities are gestation or presale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of being securitized but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. At September 30, 1997 and December 31, 1996, DFC had available warehouse lines of credit, including gestation lines of credit, of $770 million and $595 million, respectively. DFC's warehouse and gestation lines of credit are generally subject to termination at the discretion of the lender.

      DFC also obtains short-term financing through repurchase agreement lines of credit with financial institutions and investment banking firms, including Doral Securities. Under these agreements, DFC sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations or other securities and simultaneously agrees to repurchase them at a future date at a fixed price. DFC uses the proceeds of such sales to repay borrowings under its warehouse lines of credit. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under DFC's warehouse lines of credit. As of September 30, 1997, DFC had available repurchase lines of credit (excluding the gestation lines of credit referred to above) of approximately $1.2 billion. Borrowings under certain repurchase lines of credit are subject to availability of funds by the lender and of acceptable collateral by the Company. DFC's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehouse lines of credit with banks and other financial institutions.

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

      The monthly weighted-average interest rate of DFC's borrowings for warehouse lines of credit and for repurchase agreement lines of credit was 6.77% and 5.78%, respectively, for the nine month period ended September 30, 1997 compared to 6.71% for warehouse lines of credit and 5.45% for repurchase agreements for the year ended December 31, 1996.

      Doral Bank obtains funding for its lending activities through the receipt of deposits, including long term brokered certificates of deposit, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit and repurchase agreements with brokerage houses. As of September 30, 1997, Doral Bank held approximately $254 million in deposits (including $2.9 million in corporate accounts of the Company that are eliminated in the preparation of the Company's Consolidated Financial Statements) at a weighted-average interest rate of 4.3%, approximately 23% of which consisted of non-interest bearing deposits. Approximately $42.7 million of total deposits consisted of brokered certificates of deposit obtained through broker-dealers with maturities ranging from three to five years. Doral Bank, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value equal to 120% of the advances. At September 30, 1997, Doral Bank had $15 million in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 6.24%. In addition, as of September 30, 1997, Doral Bank had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.60%. Approximately $5 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank bid rate for dollar deposits ("LIBID"). The interest rate on such floating rate notes has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to an upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the note as a result of the recent changes to Section 936 of the Internal Revenue Code. Because Doral Bank has the contractual right to prepay the notes if the investor seeks an upward adjustment, in all but one of the three cases in which an investor requested an upward adjustment, Doral Bank has been successful in negotiating a rate adjustment below 100% of LIBID.

      As of September 30, 1997, Doral Bank exceeded all its regulatory capital requirements that were applicable to it as a federal savings association (i.e. tangible and core capital of at least 1.5% and 3.0%, respectively, of adjusted assets and total risk based capital of at least 8% of risk weighted assets). As of September 30, 1997, Doral Bank had tangible capital and core capital of $26.5 million or approximately 7.54% of adjusted assets and total risk-based capital of $27.7 million or 16.8% of risk weighted assets. For the regulatory capital requirements applicable to the Company and Doral Bank following the conversion of Doral Bank to a commercial bank, see "Item 5 - Other Information - Status as Bank Holding Company."

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors and mortgage loans sold to certain other purchasers, require DFC to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. DFC generally recovers funds advanced pursuant to these arrangements within 30 days. During the nine month period ended September 30, 1997, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $3.5 million.

      During the nine month period ended September 30, 1997, the Company collected an average of approximately $1.2 million per month in net servicing fees, including late charges. At September 30, 1997 and December 31, 1996, the servicing portfolio amounted to approximately $3.6 billion and $3.1 billion, respectively. The Company may, from time to time, determine to sell portions of its servicing portfolio and to purchase servicing rights in bulk from third parties. See "Bulk Purchases of Mortgage Servicing Rights."

      While the Company normally sells conforming loans on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis, particularly in the case of non-conforming loans. Recourse sales generally involve the sale of non-conforming loans to local financial institutions. Sales with recourse have increased during 1997, due to a shift from sale of non-conforming loans through securitizations, which are done on a non-recourse basis (except for the retention of residual and subordinate interests), to direct sales to local financial institutions which are often done on a recourse or partial recourse basis. The Company has shifted to selling non-conforming loans directly to financial institutions because it is generally able to achieve higher gains through the recognition of IOs. See "RESULTS OF OPERATIONS FOR QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996". As of September 30, 1997, the Company was servicing mortgage loans with an aggregate principal amount of $434 million on a recourse or partial recourse basis. As of September 30, 1997 recourse obligations related to the Company's mortgage servicing portfolio equalled $179 million (which includes the Company's recourse obligations with respect to the sale of approximately $283 million of mortgage loans sold on a 10% recourse basis). The Company estimates the fair value of the retained recourse obligation at the time mortgage loans are sold.

      From time to time, the Company may sell mortgage-backed securities and mortgage loans subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities or mortgage loans a put option that grants the buyer the right to sell, and obligates the Company to buy, the securities or mortgage loans at a future date at a negotiated price. Sales of securities or loans with puts are accounted for as sales or borrowings in accordance with the provisions of SFAS No. 125 based on a financial components approach focusing on whether control of the asset has been surrendered. See Note (h) to the unaudited interim Consolidated Financial Statements. As of September 30, 1997, the Company had outstanding $182 million in mortgage-backed securities and mortgage loans sold subject to put arrangements, which expire in varying amounts from 1998 through 2002 all of which were accounted for as sales pursuant to SFAS No. 125 because the Company understands that control of the asset has been surrendered to the purchaser.

      The Company has established a reserve of $1.3 million for possible losses from recourse servicing and put obligations.

      DFC expects that it will continue to have adequate liquidity and financing arrangements to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

      At September 30, 1997, total assets were $1.546 billion compared to $1.107 billion at December 31, 1996. This increase was due primarily to increases in interest earning assets related to the Company's mortgage loan production and securitization activities and purchases of securities. The Company increased its inventory of GNMA securities in anticipation of proposed changes in the tax exempt status of GNMA securities under Puerto Rico law. See "RECENT DEVELOPMENTS--Modification of Favorable Puerto Rico Tax Laws Affecting FHA and VA Loans and GNMA Securities." Total liabilities were $1.375 billion at September 30, 1997 compared to $956 million at December 31, 1996. The increase in total liabilities was primarily related to increased deposit accounts held at Doral Bank and increases in securities sold under agreements to repurchase and advances under warehouse lines of credit incurred in connection with the Company's mortgage banking activities.

      As of September 30, 1997, Doral Bank had $352.0 million in assets compared to $280.7 million at December 31, 1996. This increase was due primarily to a net increase of $39 million, $22 million and $23 million in loans receivable, loans held for sale and securities held to maturity, respectively. At September 30, 1997, Doral Bank's deposit accounts totaled $253.9 million compared to $187.2 million at December 31, 1996. These amounts include $2.9 million and $28.3 million, respectively, in corporate accounts of the Company which are eliminated in the preparation of the Company's Consolidated Financial Statements. Deposit accounts include $38 million as of September 30, 1997 in non-interest bearing demand deposits representing escrow funds and other servicing accounts from DFC's servicing operations.

INTEREST RATE FLUCTUATIONS

      Changes in interest rates can have a variety of effects on the Company's business. In particular, changes in interest rates affect the volume of mortgage loan originations and acquisitions, the interest rate spread on the Company's portfolio of loans and securities, the amount of gain on sale of loans and the value of the Company's servicing assets, IOs and securities holdings.

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

      In the case of Puerto Rico tax-exempt GNMA securities, the Company normally holds such securities for longer periods prior to sale to maximize its net interest income and to take advantage of the fact that the interest on certain of such securities is exempt from income taxation under Puerto Rico law. Prices for tax-exempt GNMA securities in Puerto Rico tend to be more stable than prices for similar securities in the mainland U.S. because the tax-exempt status of interest paid on these securities under Puerto Rico law makes them more attractive to retail investors. This relative stability of prices for Puerto Rico tax-exempt GNMA securities allows the Company to carry out a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. The Company seeks to protect itself from interest rate risk associated with its inventory of GNMA securities by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market. As of September 30, 1997, the Company had in place $75.2 million of long-term repurchase agreements secured by collateralized mortgage obligations backed by GNMA certificates with a principal amount of approximately $86.0 million. The Company does not obtain forward commitments or otherwise hedge such securities because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute similar securities under the repurchase agreements. For GNMA securities that do not qualify for Puerto Rico tax exemption, the Company will implement a less aggressive hedging strategy because it intends to sell such securities in the United States market as soon as practicable following completion of the securitization process. For a discussion of recent amendments to Puerto Rico law that limited the type of FHA and VA loans that qualify for tax exemption, see "RECENT DEVELOPMENTS -- Modification of Favorable Puerto Rico Tax Laws Affecting FHA and VA Loans and GNMA Securities."

      Declines in interest rates can adversely affect the Company's revenues by increasing prepayment rates and causing an increase of the amortization of the Company's servicing asset (previously classified as Mortgage Servicing Rights) and interest-only strip receivables ("IOs") (previously classified as excess servicing fees receivable) or causing an impairment to be recognized with respect to such assets. Moreover, increased prepayment rates can reduce the Company's servicing income by decreasing the size of the Company's servicing portfolio. To date, the Company has not used synthetic instruments to protect the value of its servicing asset and IOs from future interest rate fluctuations. The primary means used by the Company to reduce the sensitivity of the Company's servicing income to possible reductions of its servicing portfolio has been the development of a strong retail origination network that has allowed the Company to increase or maintain the size of its servicing portfolio even during periods of high prepayments, such as those experienced during 1993.

      The net interest income of the Company is also subject to interest rate risk because its interest-earning assets and interest-bearing liabilities reprice at different times and varying amounts. Most of the Company's interest earning assets, including its mortgage-backed securities held for trading, are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). To protect against major fluctuations in short-term interest rates, the Company purchases listed put and call options and sells call options on financial instruments, including Eurodollar contracts. This policy attempts to ensure a relatively stable short-term cost of funds. With respect to its loans receivable and securities held to maturity, Doral Bank attempts to obtain long-term deposits and other long-term debt financing, including long-term brokered certificates of deposits, advances from the FHLB-NY and term notes backed by FHLB-NY letters of credit.

      In the future, DFC may utilize alternative hedging techniques including futures, options or other hedge vehicles to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected.

INFLATION

      DFC is affected by inflation in the areas of loan production and servicing fees. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for the Company's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "-Interest Rate Fluctuations" for a discussion of the effects of changes of interest rates on the Company's operations.

RESULTS OF OPERATIONS FOR QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

      Net income for the quarter ended September 30, 1997 increased to $8.6 million from $7.4 million for the comparable period of 1996. Doral Bank contributed approximately $1.3 million in net income for the third quarter of 1997 compared to $337,000 for the third quarter of 1996. The increase in net income for the quarter of $1.2 million from 1996 was due mainly to an increase of $2.4 million in net interest income during the same period and higher servicing fees. Doral Bank contributed approximately $2.6 million and $1.7 million to the consolidated net interest income of the Company for the quarters ended September 30, 1997 and 1996, respectively. Revenues for the quarter ended September 30, 1996 include a gain on the sale of mortgage loan servicing rights of approximately $1.8 million. There were no such sales of servicing rights during the third quarter of 1997.

      The weighted average interest rate spread was 241 basis points during the third quarter of 1997 compared to 242 basis points for the comparable period of 1996.

      Revenues from mortgage loan sales and fees increased to $7.2 million for the quarter ended September 30, 1997 from $7.0 million for the comparable period of 1996. The total volume of loans originated and purchased for the quarter ended September 30, 1997 was $282 million compared to $186 million for the quarter ended September 30, 1996. The total volume of loans purchased was approximately $18 million for the quarter ended September 30, 1997 compared to $16 million for the comparable period of 1996.

      When DFC sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Mortgage loan servicing fees are based on a percentage of the principal balances of the mortgages serviced and are credited to income as mortgage payments are collected. Loan servicing income was $3.8 million for the quarter ended September 30, 1997 compared to $2.6 million for the same period in 1996. The Company's servicing portfolio totaled $3.6 billion at September 30, 1997 compared to $2.9 billion at the same date a year ago. The Company's servicing portfolio at September 30, 1997 increased by approximately $500 million over the size of the servicing portfolio at December 31, 1996. The increase in the servicing income is due to the overall increase in the portfolio and to a moderate change in its composition. The portion of the portfolio composed of GNMA securities, which is the most profitable in terms of servicing fees, now represents a larger part of the portfolio. As of September 30, 1997, approximately 44.4% of the Company's total servicing portfolio consisted of FHA and VA loans backing GNMA securities compared to 42.6% as of December 31, 1996. The increase is due to the strong retail origination capacity of the Company for FHA and VA loans, which are originated in greater frequency in new housing projects.

      The Company capitalized approximately $6.1 million in servicing assets during the quarter ended September 30, 1997, compared to $2.4 million for the quarter ended September 30, 1996. During the third quarter of 1997, the Company acquired rights to service loans with a principal balance of $170.7 million from a non-affiliated financial institution. At September 30, 1997, the unamortized balance of servicing assets approximated their fair value. The amortization of servicing assets for the quarters ended September 30, 1997 and 1996 was $688,000 and $255,000, respectively, and is recorded in the accompanying Consolidated Statement of Income and Retained Earnings under "Other Expenses."

      The Company creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans by computing the present value of the excess of the weighted average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a base servicing fee, and adjusting such amount for expected losses and prepayment assumptions. The Company capitalized approximately $3.6 million in IOs during the quarter ended September 30, 1997, compared to $3.1 million for the quarter ended September 30, 1996. Amortization of IOs for each of the quarters ended September 30, 1997 and 1996 was approximately $943,000 and $367,000, respectively. Effective January 1, 1997, this amortization is recorded as a reduction of interest income. For prior periods, such amortization was recorded as a reduction of servicing income. SFAS No. 125 requires that effective January 1, 1997, assets previously classified as excess servicing fee receivable be classified as IOs. Such IOs are reflected in the Company's Consolidated Balance Sheet as part of securities held for trading.

      Aggregate expenses, excluding interest expenses, for the quarter ended September 30, 1997 increased by approximately $1.4 million compared to the same period of 1996, primarily because of additional costs associated with the expansion of the Company's customer base and loan origination capacity and the rapid expansion of Doral Bank.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

      The Company's net income for the nine months ended September 30, 1997 increased to $23.6 million, compared to $20.8 million for the corresponding period of 1996. For the nine-month period ended September 30, 1997, Doral Bank contributed approximately $3.1 million in net income compared to $1.5 million for the nine months ended September 30, 1996.

      Revenues from mortgage loan sales and fees for the first nine months of 1997 decreased to $18.2 million for the first nine months of 1997 from $20.5 million for the comparable period of 1996. This decrease was due primarily to lower gains on sales of mortgage-backed securities and loans during the first and second quarters of 1997. The total volume of loans originated and purchased was approximately $716 million for the nine-month period ended September 30, 1997 compared to approximately $609 million for the nine-month period ended September 30, 1996 reflecting higher mortgage activities in refinancing and home purchase loans. Refinancing loans comprised 51% of production during the first nine months of 1997 versus 48% for the comparable period of 1996. Revenues for the nine month period of 1996 include a gain on the sale of mortgage servicing rights of approximately $1.8 million. There were no sales of servicing rights during the first nine months of 1997.

      Net interest income was $20.9 million for the nine months ended September 30, 1997 an increase of approximately $4.6 million over the comparable period of 1996. The weighted average interest rate spread was 243 basis points during the nine months ended September 30, 1997 compared to 254 basis points for the comparable period of 1996. Doral Bank contributed approximately $7.3 million and $4.9 million to the consolidated net interest income of the Company for the nine month periods ended September 30, 1997 and 1996, respectively.

      For the nine month period ended September 30, 1997 loan servicing income was $10.9 million compared to $8.3 million for the same period in 1996 reflecting the increase in the size of the Company's servicing portfolio. Effective January 1, 1997, certain amounts previously classified as servicing income are now required to be classified as interest income pursuant to SFAS No. 125.

      Sales of mortgage loans during the first nine months of 1997 resulted in the recording of approximately $12.7 million in IOs compared to $10.8 million for the first nine months of 1996 reflecting an increase in bulk sales of non-conforming loans during such period. During the nine month period ended September 30, 1997, the Company sold $6.1 million of IOs for their carrying amount. Amortization of IOs for each of the nine month periods ended September 30, 1997 and 1996 was approximately $2.8 million and $1.0 million, respectively. Effective January 1, 1997, the amortization of IOs is recorded as a reduction of interest income. For prior periods, amortization of IOs was recorded as a reduction of servicing income. For the nine months ended September 30, 1997, the Company capitalized servicing assets of $11.6 million compared to $8.2 million for the comparable period of 1996. For the nine month periods ended September 30, 1997 and 1996, amortization of servicing assets was $1.9 million and $722,000, respectively. Amortization of servicing assets is recorded as a component of "Other Expenses."

CHANGES IN ACCOUNTING STANDARDS

      SFAS No. 128. In February 1997, the Financial Accounting Standard Board "FASB" issued SFAS No. 128, "Earnings Per Share." This Statement simplifies the standards for computing earnings per share ("EPS") previously found on APB Opinion No. 15, "Earnings Per Share," and makes it comparable to international EPS standards. It replaces the presentation of the primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS computation on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the diluted EPS computation.

      This Statement is effective for financial statements issued after periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of prior-period EPS data presented. The capital structure of the Company is such that the adoption of this new standard will not affect current or prior period presentation of basic or diluted EPS. Accordingly, DFC's basic EPS would amount to $0.47, $0.41, $1.29 and $1.15 for the quarters ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996, respectively, while diluted EPS would amount to $0.45, $0.39, $1.24 and $1.10 and for such periods, which is equivalent to the primary EPS and fully diluted EPS currently presented.

      SFAS No. 130. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. In Doral's case, unrealized gains and losses on certain investments in debt securities will be the only other comprehensive income item to be included in comprehensive income.

      This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement affects only financial statement presentation and, therefore, management understands that its adoption will not have a material effect, if any, on the Company's financial position or results of operations.

      SFAS No. 131. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes the standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders.

      This Statement requires that a public business enterprise report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting descriptive information about the way that the operating segments were determined, the products and the services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprises general purpose financial statements, and the changes in the measurement of segment amount from period to period. DFC's management has not yet made a determination on the business lines of the Company that fulfill the segment definition described above.

      This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement affects only financial statement presentation and disclosure and therefore management understands it will not have a material effect, if any, on the Company's financial position or results of operations.

RECENT DEVELOPMENTS

INCREASE IN CAPITAL AND NON-CASH CHARGE TO EARNINGS FOR FOURTH QUARTER RELATED TO EXCHANGE OF CONVERTIBLE DEBENTURES FOR CONVERTIBLE PREFERRED SHARES.

      On October 22, 1997, the Company completed the exchange of the $8,460,000 outstanding principal amount of the Company's 8.25% Convertible Subordinated Debentures due January 1, 2006 (the "Debentures") previously held by a private investor for 8460 shares of its 8% Convertible Cumulative Preferred Stock (Liquidation Preference $1,000 per share) (the "8% Preferred Stock"). See "Item 2 - Changes in Securities" for details of the exchange.

     Notwithstanding the fact that the conversion rights of the 8% Preferred Stock and the Debentures are identical, Accounting Principals Board Opinion No. 26("APB 26") requires that the Company record a non-cash charge to earnings of approximately $12.3 million for the fourth quarter of 1997, which amount is equal to the difference between the fair market value of the shares of 8% Preferred Stock issued pursuant to the exchange and the net carrying amount of the Debentures on the Company's financial statements. As a result of the appreciation in the price of the Company's Common Stock since the issuance of the Debentures in 1995, the fair market value of the shares of 8% Preferred Stock, which is directly related to the value of the Company's Common Stock, exceeded the net carrying amount of the Debentures by approximately $12.3 million.

     This non-cash charge will be recorded during the fourth quarter as an extraordinary item on the Company's financial statements and will not affect the Company's net income from operations.

     As a result of the application of APB 26, the Company's retained earnings will be reduced by the amount of the charge, approximately $12.3 million, and the Company's paid-in-capital account will be simultaneously increased by approximately $20.8 million, which represents the sum of the charge and the elimination of the indebtedness represented by Debentures, resulting in a net increase to the Company's stockholders' equity of approximately $8.5 million.


MODIFICATION OF FAVORABLE PUERTO RICO TAX LAWS AFFECTING FHA AND VA LOANS AND GNMA SECURITIES

      The Company has historically benefited from Puerto Rico tax laws that exempt from Puerto Rico income taxes the interest received on mortgage loans secured by real property in Puerto Rico and insured by the Federal Housing Administration or guaranteed by the Veteran's Administration ("FHA-VA loans") and on GNMA mortgage-backed securities backed by such FHA-VA loans. This favorable tax treatment has permitted the Company to sell Puerto Rico tax-exempt GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United Sates and to reduce its effective tax rate through the receipt of tax exempt interest income.

      On July 22, 1997, an amendment (the "Amendment") was passed to the Puerto Rico Internal Revenue Code that modified the tax exempt treatment of FHA-VA loans. Under the terms of the Amendment, effective August 1, 1997, only FHA-VA loans used to finance the original acquisition of newly constructed housing and mortgage-backed securities backed by such loans qualify for tax-exempt treatment. The Amendment, however, provides a preferential flat tax rate of 17% for individuals to be withheld at source with respect to interest received on FHA-VA loans not qualifying for tax exemption. In addition, the Amendment grandfatherly the tax-exempt status of FHA-VA loans originated on or prior to July 31, 1997 and mortgage-backed securities backed by such loans. Since the effective date of the Amendment, approximately 38% of the Company's total FHA-VA loan originations consisted of mortgage loans to finance the acquisition of newly constructed housing that qualified for tax exemption under the Amendment. Management believes that the adoption of the Amendment will not have a material adverse effect on the Company's financial condition or results of operation.


BULK PURCHASES OF MORTGAGE SERVICING RIGHTS

      During the second and third quarters of 1997, the Company engaged in several bulk purchases of mortgage servicing rights, aggregating approximately $1.0 billion.

      During the second quarter of 1997, the Company entered into a series of purchase transactions with a local financial institution whereby it acquired servicing rights with respect to approximately $270 principal amount of mortgage loans, of which $200 million represented servicing rights to FHA-VA loans backing GNMA mortgage-backed securities. As of September 30, 1997, $170.7 million of such servicing rights had been transferred to the Company and were included in the Company's servicing portfolio as of such date.

      During the third quarter, the Company entered into a transaction with another local financial institution whereby it acquired the rights to service approximately $800 million principal amount of mortgage loans, of which approximately $350 million consisted of servicing rights with respect to FHA and VA loans backing GNMA mortgage-backed securities. As of September 30, 1997, none of the above servicing rights had been transferred to the Company, and, therefore, were not included in the Company's servicing portfolio as of such date.

      EXPANSION OF DORAL BANK AND GEOGRAPHIC EXPANSION WITHIN MAINLAND UNITED STATES. The Company intends to continue to increase the assets of Doral Bank as well as to expand its branch network and deposit base. The Company also intends to continue to pursue opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic populations, through acquisitions, the establishment of new operations or a combination of both.

PRODUCT DIVERSIFICATION

      The Company has recently been more active in the origination of construction mortgage loans and mortgage loans secured income producing commercial properties. While many of these loans are funded through Doral Bank for investment, the Company's mortgage banking units also originate such loans for resale to investors. For the nine months ended September 30, 1997, the Company originated approximately $51.2 million of constructions mortgage loans and mortgages secured by income producing commercial properties, $24.4 million of which were funded by Doral Bank. For larger commercial loans, the Company has entered into a preferred broker agreement with GMAC Commercial Mortgage Corporation ("GMAC") whereby the Company will act as the exclusive broker of commercial loans for GMAC in Puerto Rico. Construction loans and mortgage loans secured by commercial properties together constituted approximately 7% and 3% of the total dollar volume of loans originated and purchased by the Company for the nine-months ended September 30, 1997.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

      (a) The Company entered into an Exchange Agreement, dated July 9, 1997, with Popular, Inc. ("Popular"), whereby the Company agreed to exchange (the "Exchange") 8,460 newly issued shares of a new series of preferred stock to be designated 8% Convertible Cumulative Preferred Stock (Liquidation Preference $1,000 per share) (the "8% Preferred Stock") for the $8.46 million principal amount of the Company's 8.25% Convertible Subordinated Debentures due January 1, 2006 (the "Debentures") held by Popular at the time. On October 22, 1997, the Exchange took place and the 8,460 shares of 8% Preferred Stock were issued. The shares of 8% Preferred Stock are convertible into shares of Common Stock at the same conversion price previously applicable to the Debentures (adjusted for the two-for-one stock split effective August 28, 1997), $8.75 per share (subject to adjustment in certain circumstances). The 8,460 shares of 8% Preferred Stock held by Popular are convertible into the same aggregate number of shares of Common Stock (966,857 shares) or approximately 4.99% of the Company's outstanding Common Stock (after giving effect to such conversion) as of September 30, 1997, as were the Debentures outstanding immediately prior to the Exchange.

      The shares of 8% Preferred Stock count as Tier 1 capital for purposes of compliance with the regulatory capital requirements applicable to bank holding companies. See "Item 5 - Other Information - Status as a Bank Holding Company".

      The shares of 8% Preferred Stock are entitled to a preference in liquidation over the shares of Common Stock of $1,000 per share plus accrued and unpaid dividends thereon to the date of such preferential payment. In addition, the terms of the 8% Preferred Stock do not permit the payment of cash dividends on the Company's Common Stock if dividends on the 8% Preferred Stock are in arrears. The holders of the 8% Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors, at an annual rate of 8% of the liquidation preference thereof, payable monthly, or $6.66 2/3 per share per month. In addition, the Exchange Agreement incorporates a provision previously contained in the Debenture Purchase Agreement which grants Popular the nontransferable right to acquire up to a maximum of 400,000 additional shares of Common Stock, at a price of $8.75 per share (subject to adjustment upon the occurence of certain events). Popular may exercise its purchase rights if, as a result of the issuance of newly issued shares of Common Stock or of options or securities convertible into shares of common stock, by the Company, the shares of Common Stock issued or issuable upon conversion of the 8% Preferred Stock held by Popular (plus any shares previously acquired by Popular upon conversion of the Debentures or the 8% Preferred Stock) represent in the aggregate less than 4.99% of the Company's fully diluted outstanding shares of Common Stock. Popular's right to acquire additional shares of the Company's Common Stock expires on June 30, 1999 and is subject to termination upon the occurrence of certain corporate events involving the acquisition of the Company. The terms of the 8% Preferred Stock are set forth in the Certificate of Designation creating the 8% Preferred Stock included as
Exhibit 3.1(b) to this Quarterly Report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special stockholders meeting of the Company was held on September 22, 1997. A quorum was obtained with 7,845,600 shares represented in person or by proxy, which represented approximately 85.3% of all votes eligible to be cast at the meeting. The following proposals were voted upon at the meeting with the following results:

     Proposal 1:  Amendment to the Company's Restated Certificate of
                  Incorporation to change the name of the Company to "Doral Financial Corporation"

     For:...................................................... 7,795,956
     Against:..................................................    35,795
     Abstain:..................................................    13,849
     Broker non-votes:.........................................         0

     Proposal 2: Amendment to the Company's Restated Certificate of
                 Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000

     For:......................................................7,561,262
     Against:..................................................  143,536
     Abstain:..................................................    8,094
     Broker non-votes:.........................................  132,708


ITEM 5 - OTHER INFORMATION

      STOCK SPLIT

      On July 10, 1997, the Board of Directors of the Company declared a two-for-one split of the Company's Common Stock. The stock split was effected in the form of a stock dividend of one additional share of Common Stock issued on August 28, 1997, for each share of Common Stock held of record as of August 18, 1997.

      Prior to the stock split, the Company had 9,682,158 fully diluted shares outstanding. Following the distribution of the additional shares, the Company had 19,364,316 fully diluted shares outstanding. The stock split was not dilutive to voting rights or shareholders' proportionate interest in the Company.

      CHANGE OF NAME

      Effective September 22, 1997, the Company changed its name to "Doral Financial Corporation". The change of name was approved by the Company's shareholders at a special meeting of shareholders held on September 22, 1997. See "Item 4 - Submission of Matters to a Vote of Security Holders", above.

      In connection with the change in name, the Company also changed the trading symbol for the Company's Common Stock on the NASDAQ National Market System to "DORL".

      STATUS AS BANK HOLDING COMPANY

      Effective October 1, 1997, the Company's thrift Subsidiary, Doral Federal Savings Bank, converted its charter from that of a federal savings association to that of a Puerto Rico chartered commercial bank and changed its name to "Doral Bank". As a result of the conversion, the Company become a bank holding company subject to regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve") pursuant to the provisions of the Bank Holding Company Act of 1956 (the "BHCA"). The BHCA and Federal Reserve regulations promulgated thereunder generally place limitations on the types of activities in which a bank holding company and its subsidiaries may engage. In general, such activities must be banking services or activities so closely related to the business of banking as to be a proper incident thereto. Regulation K promulgated by the Federal Reserve, generally grants bank holding companies and their subsidiaries somewhat broader powers with respect to activities conducted "outside the United States" than with respect to activities conducted within the United States. For purposes of Regulation K, Puerto Rico is considered to be outside the United States.

      In addition to the activity restrictions discussed above, the BHCA also imposes various other restrictions on bank holding companies and their subsidiaries. Many of these restrictions are similar to those previously imposed on the Company under the Savings and Loan Holding Company Act (the "SLHCA").
For example, the BHCA contains change of control provisions similar to those contained in SLHCA. These provisions generally place limitations on the ability of investors to acquire more than 10% of the outstanding Common Stock of the Company without first obtaining certain regulatory approvals. Sections 23A and 23B of the Federal Reserve Act, governing transactions between depositary institutions and their affiliates, also apply in the same manner to bank holding companies and their subsidiaries as to savings and loan holding companies.

      As a bank holding company, the Company, however, is subject to certain additional regulatory restrictions that are not otherwise applicable to savings and loan holding companies. For example, unlike savings and loan holding companies, bank holding companies are subject to certain regulatory capital requirements. Under the Federal Reserve's risk-based capital guidelines, a bank holding company must maintain a ratio of total capital (the "Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) equal to 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interest in consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and less certain intangible debt, other preferred stock, certain other instruments, and a limited amount of loan and lease loss reserves ("Tier 2 capital").

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies and state member banks. These guidelines provide for a minimum ratio of Tier 1 capital to average quarterly assets of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

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

      The FDIC has established regulatory capital requirements for state non-member banks, such as Doral Bank, that are substantially similar to those adopted by the Federal Reserve for state member banks. Set forth below are the Company's and Doral Bank's capital ratios at September 30, 1997, based on existing Federal Reserve and FDIC capital guidelines.



                                                                         THE COMPANY                  DORAL BANK
                                                                   -----------------------      -----------------------
Tier 1 risk-based capital ratio                                              21.2%                        16.1%
Total risk-based capital ratio                                               21.3%                        16.8%
Leverage ratio                                                               10.5%                         7.5%


      As a result of the conversion of its charter from that of a federal savings association to that of a commercial bank, Doral Bank is now also subject to supervision and examination by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner") and to the provisions of the Puerto Rico Banking Act and the regulations promulgated thereunder. It is also subject to the regulatory capital requirements of the FDIC. The Company does not believe that the application of such laws or regulations will have a material adverse effect on the manner in what Doral Bank currently conducts its operations.

      Section 12 of the Puerto Rico Banking Act requires the prior approval of the Office of the Commissioner with respect to a transfer of capital stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than

5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. The provisions of the Mortgage Banking Law and of the BHCA previously applicable to acquisition of the Company's capital stock only require regulatory approval for the acquisition of more than 10% of the Company's outstanding voting securities.

     The above regulatory restrictions relating to investment in the Company may have the effect of discouraging takeover attempts against the Company and may limit the ability of persons, other than Company directors duly authorized by the Company's board of diretors, to solicit or exercise proxies, or otherwise exercise voting rights, in connection with matters submitted to a vote of the Company's stockholders.

      SPECIAL SHAREHOLDERS' MEETING

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 3.1 - Restated Certificate of Incorporation, as in
                          effect prior to, amendment.(1)

            Exhibit 3.1(a) - Certificate of Amendment to Restated Certificate of
                             Incorporation.

            Exhibit 3.1(b) - Certificate of Designation creating 8% Convertible
                             Cumulative Preferred Stock (Liquidation Preference $1,000 per share)

            Exhibit 3.1(c) - Second Restated Certificate of Incorporation

            Exhibit 4.1 - Form of Common Stock Certificate

            Exhibit 4.2 - 1997 Employee Stock Option Plan.(2)

            Exhibit 10.74 - Employment Agreement dated as of October 1, 1997, between the Company and Richard F. Bonini.

            Exhibit 27 - Financial Data Schedule (for SEC use only).

            (1) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

            (2) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.

      (b)   Reports on Form 8-K

            (i) Current Report on Form 8-K, dated September 22, 1997, reporting under Item 5 - Other Events, the adoption of amendments to the Company's Certificate of Incorporation to
                  (1) change the name of the Company and (2) increase the number of authorized shares of Common Stock.

            (ii) Current Report on Form 8-K, dated, October 1, 1997, reporting under Item 5 - Other Events, the conversion of Doral Bank into a Puerto Rico commercial bank and the corresponding change in regulatory structure of the Company from that of a savings and loan holding company to a bank holding company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DORAL FINANCIAL CORPORATION
                                              (Registrant)

Date:   November 14, 1997                  /s/ Salomon Levis
                                       ---------------------------------
                                              Salomon Levis
                                          Chairman of the Board
                                        and Chief Executive Officer

Date:   November 14, 1997                  /s/ Richard F. Bonini
                                       ---------------------------------
                                               Richard F. Bonini
                                        Senior Executive Vice President
                                          and Chief Financial Officer

Date:   November 14, 1997                  /s/ Ricardo Melendez
                                       ---------------------------------
                                               Ricardo Melendez
                                              Vice President and
                                         Principal Accounting Officer