Form 10-K405
period 1997-12-31
DORAL FINANCIAL CORP
filed 1998-03-31
CIK 840889

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  X            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
-----

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
-----

                           COMMISSION FILE NO. 0-17224


                           DORAL FINANCIAL CORPORATION
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

         $462,181,338 approximately, based on the last sale price of $29.50 per share on the NASDAQ National Market System on March 25, 1998. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

==============================================================================

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common Stock: 20,214,460 shares as of March 25, 1998.       (continued)

                       DOCUMENTS INCORPORATED BY REFERENCE



PART III

Item 10     Directors and Executive Officers of the   Information in response to this Item is
            Registrant.                               incorporated into this Annual Report on
                                                      Form 10-K by reference to the section
                                                      entitled "Election of Directors and Related
                                                      Matters" in the Company's definitive Proxy
                                                      Statement for use in connection with its 1998
                                                      Annual Meeting of stockholders (the "Proxy
                                                      Statement").


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

Item 12     Security Ownership of Certain Beneficial  Information in response to this Item is
            Owners and Management                     incorporated into this Annual Report on
                                                      Form 10-K by reference to the section
                                                      entitled "Security Ownership of Management
                                                      and Principal Holders" in the Company's
                                                      Proxy Statement.

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

                              -------------------

                           DORAL FINANCIAL CORPORATION

                         1997 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I

    Item 1.  Business..................................................................................1
    Item 2.  Properties...............................................................................36
    Item 3.  Legal Proceedings........................................................................36
    Item 4.  Submission of Matters to a Vote of Security Holders......................................36

PART II

    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................36
    Item 6.  Selected Financial Data..................................................................38
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....40
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................55
    Item 8.  Financial Statements and Supplementary Data..............................................56
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....56

PART III

    Item 10.  Directors and Executive Officers of the Registrant......................................56
    Item 11.  Executive Compensation..................................................................56
    Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................56
    Item 13.  Certain Relationships and Related Transactions..........................................56

PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................56

                                     PART I

ITEM 1.  BUSINESS

GENERAL.

         Doral Financial Corporation ("Doral" or the "Company"), together with its wholly-owned subsidiaries, is primarily engaged in a wide range of mortgage banking activities, including the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding and financing of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by commercial real estate (the "Mortgage Banking Business"). The Company is the leading mortgage banking institution in Puerto Rico in volume of origination of first mortgage loans on single-family residences and in the volume of mortgage loans serviced, with a mortgage servicing portfolio of approximately $4.7 billion at December 31, 1997. During 1997, the Company issued $497 million of GNMA mortgage-backed securities to rank No. 1 in Puerto Rico and No. 27 in the United States in such issuances according to the "Mortgage Marketplace." The Company's Mortgage Banking Business is principally conducted through two operating units: Doral Mortgage Corporation ("Doral Mortgage"), a wholly-owned subsidiary of the Company, and HF Mortgage Bankers Division (the "HF Division"), a division of the Company. The Company is also engaged in the banking business through Doral Bank (formerly known as Doral Federal Savings Bank), a Puerto Rico commercial bank acquired by the Company in September 1993, and in the securities business through Doral Securities, Inc. ("Doral Securities"), formerly AAA Financial Services, Inc., a broker-dealer subsidiary established by the Company in September 1996. As a result of the conversion of the charter of Doral Bank from that of a federal savings association to that of a Puerto Rico chartered commercial bank on October 1, 1997, the Company is a bank holding company subject to the provisions of the Bank Holding Company Act of 1956 (the "BHC Act") and, accordingly, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         The Company is an approved seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), an approved issuer for the Government National Mortgage Association ("GNMA") and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral is also qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA").

         The Company's strategy is to increase its volume of loan originations and its servicing portfolio, as well as to maximize net interest income. The Company seeks to increase its volume of loan originations by emphasizing quality customer service and maintaining the most extensive system of branch offices of any mortgage banking institution in Puerto Rico. The Company strives to increase the size of its mortgage servicing portfolio by relying primarily on internal loan originations and supplementing such originations with purchases of loans and mortgage servicing rights from third parties. The Company has traditionally emphasized origination of 15-year and 30-year conventional and FHA-insured ("FHA loans") or VA-guaranteed ("VA loans") mortgage loans on single-family residences. The Company relies on net interest income for a more significant portion of its earnings than do most mortgage banking companies. The Company seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt GNMA securities backed by Puerto Rico mortgages, for longer periods prior to sale than most mortgage banking companies. This strategy has the effect of reducing the Company's overall effective tax rate because the interest on certain GNMA securities backed by Puerto Rico mortgages is tax exempt under Puerto Rico law. A recent amendment to Puerto Rico tax laws has modified the tax-exempt treatment of the GNMA securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments --Changes in Puerto Rico Tax Laws Affecting Tax-Exempt Status of FHA and VA Loans." The Company also seeks to increase net interest income by funding and holding for investment, loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations the interest on which is tax exempt to the Company for Puerto Rico income tax purposes. The Company's strategy is to become a more diversified consumer finance company by offering a broad range of mortgage products as well as expanding into new areas of business such as banking and securities brokerage. The Company also intends to pursue opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic populations, through acquisitions, the establishment of new operations or a combination of both.

         Substantially all of Doral's business is currently conducted in Puerto Rico. The Mortgage Banking Business is conducted in Puerto Rico through 20 branches, 16 of which are operated by Doral Mortgage, three by the HF Division and one by Centro Hipotecario, Inc., a wholly-owned mortgage banking subsidiary. Doral Mortgage also operates two branches in Miami and Orlando, Florida. The Florida offices originated approximately $5.0 million and $9.0 million in mortgage loans during the years ended December 31, 1997 and 1996, respectively.

         Doral Bank operates through five branches in the San Juan metropolitan area, which serve primarily as deposit-taking operations. To date, most loans held in Doral Bank's loan portfolio have been originated pursuant to the Master Loan Production Agreement (the "Master Loan Production Agreement") with the Company. See "Business--Other Lending and Investment Activities--Lending Activities of Doral Bank and Real Estate Owned." Doral Bank has experienced rapid growth since its acquisition by the Company, increasing its assets from $13.0 million as of September 10, 1993 to $427.6 million as of December 31, 1997. To date, this growth has been funded primarily through increases in certificate of deposit accounts, as well as borrowings from institutional investors, advances from the Federal Home Loan Bank of New York (the "FHLB-NY") and long term brokered deposits. As of December 31, 1997, Doral Bank had total deposits and net worth of $306.0 million (this amount includes $5.4 million of corporate funds which are eliminated in the preparation of the Company's consolidated financial statements) and $32.3 million, respectively. As of December 31, 1997, custodial accounts associated with the Company's servicing portfolio, commercial demand deposit accounts of the Company and certificate of deposit accounts constituted approximately 17%, 24% and 65%, respectively, of Doral Bank's total deposit accounts. The Company intends to continue to increase the assets of Doral Bank as well as to expand its branch network and deposit base.

         The business and profitability of Doral depend, to a large degree, on its ability to sell mortgage loans to investors in the secondary mortgage market at prices that are higher than the prices at which Doral originates or purchases such loans. The growth of the secondary mortgage market is attributable in large part to programs maintained by the FNMA, FHLMC and GNMA. In addition, part of the Company's business is affected significantly by the continuation of various programs administered by the FHA for the United States Department of Housing and Urban Development ("HUD"), which insures mortgage loans, and the VA, which partially guarantee mortgage loans. Any discontinuation of, or significant reduction in, the various programs administered by FNMA, FHLMC, GNMA, FHA or VA or could have a material adverse effect on the Company's operations. See "-- Mortgage Banking Business -- Sale of Loans; Issuance of Mortgage Backed Securities" herein.

         The Company is subject to the rules and regulations of, and supervision by, several Federal and Puerto Rico entities, including FNMA, FHLMC, GNMA, FHA, VA, HUD, the Federal Deposit Insurance Corporation (the "FDIC"), the Federal Reserve and the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), with respect to, among other things, licensing requirements, required disclosure to customers, the origination, processing, underwriting, selling and securitizing of mortgage loans, minimum capital requirements and activity restrictions. The Company's securities operations are also subject to regulation by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. In addition, the Company's operations are affected by Federal and Puerto Rico laws and regulations designed to promote economic development in Puerto Rico. See "--Mortgage Banking Business -- Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" herein.

         During the third quarter of 1996, the Company's new broker-dealer subsidiary, Doral Securities, became operational. While Doral Securities engages in a general securities business, it has a particular emphasis on the sale of Puerto Rico tax-exempt GNMA securities and other Puerto Rican securities.

         On September 22, 1997, the Company amended its Restated Certificate of Incorporation to change its name from First Financial Caribbean Corporation to Doral Financial Corporation.

MORTGAGE BANKING BUSINESS

         Loan Origination and Purchase of Mortgages. The Company has an extensive system of branch offices for originating mortgage loans in Puerto Rico. Doral Mortgage operates 16 branches throughout Puerto Rico and two branch offices in the State of Florida. The HF Division operates three branches in the San Juan metropolitan area. Centro Hipotecario, Inc. operates an additional branch in the San Juan metropolitan area.

         While the Company makes available a wide variety of mortgage loan products designed to respond to consumer needs and competitive conditions, it currently emphasizes 15-year and 30-year conventional first mortgages and 15-year and 30-year FHA loans and VA loans and loans secured by single-family residences. Substantially all the loans are fixed rate mortgages. Conventional mortgage loans generally (i) do not exceed 80% of the appraised value of the mortgaged property or (ii) are insured by private mortgage insurers.

         According to applicable VA guidelines, the maximum amount of a VA loan originated in Puerto Rico is currently $203,000. Pursuant to applicable FHA guidelines, the maximum amount of a single-family FHA loan ranges from $81,548 to $152,000, depending on the municipality where the mortgaged property is located. The average loan size for FHA/VA mortgage loans and conventional mortgage loans was approximately $74,080 and $62,115, respectively, as of December 31, 1997.

         A portion of the conventional loans originated by the Company are conforming loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC. The Company also originates conventional loans that do not qualify for the guarantee programs of FNMA or FHLMC, because they do not conform to one or more of the requirements of such agencies ("non-conforming loans"). The underwriting standards used by the Company for non-conforming loans are generally similar to that of conforming loans. The principal deviations from such standards are relaxed requirements for income verification and credit history. The Company requires lower loan-to-value ratios in non-conforming loans, generally 65% or less. To date, the Company has not been actively involved in the origination of so-called "sub-prime" mortgage loans to individuals who are deemed to be relatively high credit risks. For the years ended December 31, 1997, 1996 and 1995, non-conforming conventional loans represented approximately 42%, 34% and 42%, respectively, of the Company's (including construction loans, second mortgage loans and home equity loans) total volume of mortgage loans originated.

         The Company also originates construction loans for owner-occupied single-family residences and other real estate development projects and mortgage loans on commercial properties. The Company has recently been more active in the origination of mortgage loans secured by income-producing commercial properties. While many of these loans are funded through Doral Bank, the Company's mortgage banking units also originate such loans for resale to investors. For the year ended December 31, 1997, the Company originated approximately $33 million of mortgage loans secured by income-producing commercial properties, $22 million of which were funded by Doral Bank. For the year ended December 31, 1997, the Company originated $33 million in construction loans, of which $9 million were originated through Doral Bank. See "--Other Lending and Investment Activities--Lending Activities of Doral Bank and Real Estate Owned." Construction loans and mortgage loans on commercial properties together constituted approximately 7% and 3% of the total dollar volume of loans originated by the Company for each of the two years ended December 31, 1997 and 1996, respectively. The Company has entered into a preferred broker agreement with GMAC Commercial Mortgage Corporation ("GMAC") whereby the Company will act as the exclusive broker of commercial loans for GMAC in Puerto Rico. The loans to be brokered to GMAC would generally involve larger denomination loans that the Company does not originate directly.

         The Company also originates second mortgages. For the years ended December 31, 1997 and 1996, second mortgages constituted approximately 2% and 4%, respectively, of the total dollar volume of loans originated by the Company. The maximum loan-to-value ratio on second mortgages permitted by the Company is 80% (including the amount of any first mortgage).

           In addition to second mortgages, the Company offers home equity or personal loans secured by real estate mortgages up to $40,000. These loans are generally made for debt consolidation, home improvements, refinancing or other personal credit needs. These loans are generally secured by first or second mortgages on single-family residences, are payable within five to ten years and provide for higher interest rates than typical conventional mortgages. During the years ended December 31, 1997 and 1996, the Company originated approximately $38 million and $74 million of such loans, respectively.

         Loan origination activities performed by the Company include soliciting, completing and processing mortgage loan applications and preparing and organizing the necessary loan documentation. Loan applications are examined for compliance with underwriting criteria and, if all requirements are met, the Company issues a commitment to the prospective borrower specifying the amount of the loan and the loan origination fees, discount points and closing costs to be paid by the borrower or seller and the date on which the commitment expires.

         The Company's strategy is to increase its servicing portfolio primarily through internal originations through its branch network. The Company, however, also purchases FHA loans and VA loans from other mortgage bankers for resale to institutional investors in the form of GNMA securities. The amount of FHA loans and VA loans purchased from third parties was approximately $65 million, $63 million and, $77 million for the years ended December 31, 1997, 1996 and 1995, respectively. All loans purchased consisted of FHA and VA loans.

         In addition to loan originations through its retail branch network and purchases from third parties, the Company originates mortgage loans referred to it by approved mortgage brokers. The mortgage broker receives a fee payable at closing by the borrower for its services. Approximately $74 million, $34 million and $10 million of mortgage loans were originated through mortgage brokers for the years ended December 31, 1997, 1996, and 1995, respectively. Purchases of loans from other mortgage bankers in the wholesale loan market as well as the origination of mortgage loans through loan brokers provides the Company with a source of low cost production that complements the Company's internal originations and allows the Company to efficiently increase the size of its servicing portfolio.

         The following table sets forth the number and dollar amount of the Company's mortgage loan originations (excluding purchases from third parties) for the periods indicated:


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                  1997                 1996               1995
                                                                  ----                 ----               ----
                                                           (Dollars in thousands, except average initial loan balance)
                  FHA/VA LOANS:(1)
                  Number of Loans.....................            4,657                4,362              4,016
                  Volume of Loans.....................         $344,992             $306,753           $267,909
                  Percent of Total Volume.............               35%                  41%                48%

                  CONVENTIONAL AND OTHER LOANS:(2)
                  Number of Loans.....................           10,102                9,575              5,059
                  Volume of Loans.....................         $627,490             $446,957           $291,537
                  Percent of Total Volume.............               65%                  59%                52%

                  TOTAL LOANS:
                  Number of Loans(3)..................           14,759               13,937              9,075
                  Volume of Loans(4)..................         $972,482             $753,710           $559,446
                  AVERAGE INITIAL LOAN BALANCE:

                  FHA/VA Loans........................         $ 74,080             $ 70,300           $ 66,700
                  Conventional and other Loans(2).....         $ 62,115             $ 46,700           $ 57,600
                  REFINANCING(5)......................               51%                  47%                41%

(1) Excludes $65 million, $63 million and $77 million in FHA and VA loans purchased from third parties for the years ended December 31, 1997, 1996 and 1995, respectively.

(2) Includes second mortgage loans and non-conforming loans (conventional loans that do not qualify for inclusion in the guarantee programs sponsored by FNMA or FHLMC).

(3) Includes 1,886, 2,044 and 834, of loans funded by Doral Bank pursuant to the Master Loan Production Agreement for the years ended December 31, 1997, 1996 and 1995, respectively. See "--Other Lending and Investment Activities--Lending Activities of Doral Bank and Real Estate Owned."

(4) Includes $169.0 million, $98.7 million, and $52.3 million, principal amount of loans funded by Doral Bank pursuant to the Master Loan Production Agreement for the years ended December 31, 1997, 1996 and 1995, respectively. See "--Other Lending and Investment Activities--Lending Activities of Doral Bank and Real Estate Owned."

(5)      As a percentage of the total dollar volume of loans originated.

         A substantial portion of the Company's total mortgage loan originations has consistently been comprised of refinance loans. Demand for refinance loans has traditionally been high in Puerto Rico because this product is often used as a vehicle for debt consolidation. For the years ended December 31, 1997, 1996 and 1995, refinancing activity represented approximately 51%, 47%, and 41%, respectively, of the Company's total dollar volume of mortgage loans originated. A significant future increase in mortgage interest rates in Puerto Rico could adversely affect the Company's business if it results in a significant decrease in refinancing of first mortgage loans.

         In recent years, the Company, primarily through the HF Division, has increased relations with realtors and developers in order to increase home purchase loan originations, particularly in newly constructed residential developments. Mortgage loans to finance the acquisition of new residential units for the years ended December 31, 1997, 1996 and 1995, were $140 million, $136 million and $84 million, respectively. The Company believes that by increasing its home purchase originations it may offset, in part, the adverse effects that increasing interest rates or lower demand for refinance loans could have on overall mortgage loan production. In addition, strength in the new housing sector will allow the Company to originate FHA and VA loans that qualify for tax exemption under the recent amendments to Puerto Rico tax laws limiting tax exemption to FHA and VA loans used to finance the acquisition of newly constructed residential housing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments--Changes in Puerto Rico Tax Laws Affecting Tax Exempt Status FHA and VA Loans."

         All loan originations, regardless of whether originated through the retail network, obtained through mortgage brokers or purchased from third parties, must be underwritten in accordance with the Company's underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and insurance and property appraisal requirements. The Company's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. The Company's underwriting personnel, while operating out of loan offices, make underwriting decisions independent of the Company's mortgage loan origination personnel. Under the Company's quality control plan, the Company reverifies a portion of the mortgage loans funded each month to provide reasonable assurance that the Company's underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, the Company reconfirms employment status, the source of down payment and other key items.

         Typically, when a mortgage loan is originated through the Company's retail branches, the borrower is required to pay an origination fee to the Company. These fees range up to 6% of the principal amount of the mortgage loan, and are payable at the closing of such loan. The Company may also charge discount points depending upon market conditions and regulatory considerations as well as the Company's objectives concerning mortgage loan origination volume and pricing. The Company incurs certain costs in originating mortgage loans, including overhead, out-of-pocket costs and, in some cases, where the mortgage loans are subject to a purchase commitment from private investors, related commitment fees. The volume and type of mortgage loans and of commitments made by investors vary with competitive and economic conditions, resulting in fluctuations in revenues from mortgage loan originations. Generally Accepted Accounting Principles ("GAAP") require that general operating expenses incurred in originating mortgage loans be charged to current expense. Direct origination costs and origination income must be deferred and amortized using the interest method, in the case of loans held for investment, or deferred until the related loans are sold, in the case of loans held for sale.

         Loan Servicing. The Company's principal source of servicing rights has traditionally been its mortgage loan originations. However, during 1997 the Company purchased servicing rights to approximately $1.0 billion principal amount of mortgage loans. While the Company intends that internal loan originations continue to be its principal source of servicing rights, it will continue to seek and consider attractive opportunities for the bulk purchases of mortgage servicing rights. When the Company sells the mortgage loans it has originated or purchased, it generally retains the rights to service such loans and receives the related servicing fees. Loan servicing includes collecting principal and interest and remitting the same to the holders of the mortgage loans or mortgage-backed securities to which such mortgage loan relates, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and generally administering the loans. The Company receives annual loan servicing fees ranging from 0.25% to 0.50% of the declining principal amount of the loans serviced plus any late charges. For the years ended December 31, 1997 and 1996, the weighted-average servicing fee for the Company's servicing portfolio was approximately 0.37% and 0.39%, respectively.

         Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, the Company's servicing agreements are terminable by the investor for cause. With respect to all mortgage loans funded by Doral Bank after October 1, 1995, Doral Bank may terminate the Company's servicing rights without cause upon notice to the Company. There has been no termination of servicing rights by any mortgage loan owners because of the failure by the Company to service in accordance with its contractual obligations.

         At December 31, 1997, 1996 and 1995, approximately $201.6 million, $256.6 million and $267.5 million, respectively, or 4%, 8% and 10%, respectively, of the Company's total servicing portfolio consisted of mortgage loans securitized by the Company and sold to grantor trusts or real estate mortgage conduits ("REMICs"). The insurance company insuring the senior certificates issued by such grantor trusts and other conduits may terminate the Company's servicing rights if, among other things: (i) the Company becomes ineligible or loses its rights as an approved servicer for GNMA, FNMA or FHLMC;
(ii) the number of loans included in the trusts which are delinquent 90 days or more (including properties acquired upon foreclosure) exceeds 8% of the aggregate outstanding principal balance of the mortgage loans included in the trusts; and (iii) realized losses with respect to mortgage loans included in the trusts exceed certain thresholds on an annual basis (1% of the outstanding balance of mortgage loans) and on a cumulative basis over various periods of time (ranging from 0.45% to 4.00% of the original principal balance of loans in the trusts).

         The Company's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, the Company may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable.

         The following table sets forth certain information regarding the total loan servicing portfolio of the Company for the periods indicated:


                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                       1997             1996             1995
                                                                       ----             ----             ----
                                                                               (DOLLARS IN THOUSANDS)
                  COMPOSITION OF SERVICING
                    PORTFOLIO AT PERIOD END:
                  FHA and VA Mortgage Loans ....................   $ 2,142,345      $ 1,305,792      $ 1,117,296
                  Conventional and Other
                    Mortgage Loans(1) ..........................     2,512,790        1,762,690        1,550,964
                                                                   -----------      -----------      -----------
                      Total Servicing Portfolio ................   $ 4,655,135      $ 3,068,482      $ 2,668,260
                                                                   ===========      ===========      ===========

                  BEGINNING SERVICING PORTFOLIO ................   $ 3,068,482      $ 2,668,260      $ 2,643,526

                  ADD:
                  Loans Funded and Purchased(2) ................     1,036,999          816,566          636,030
                  Bulk Servicing Acquired ......................     1,040,000               --           42,300
                  LESS:
                  Servicing Sales Transferred ..................             0          102,000          310,000
                  Run-off(3) ...................................      (490,346)        (314,344)        (343,596)
                                                                   -----------      -----------      -----------
                  ENDING SERVICING PORTFOLIO ...................   $ 4,655,135      $ 3,068,482      $ 2,668,260
                                                                   ===========      ===========      ===========

                  SELECTED DATA REGARDING
                    MORTGAGE LOANS SERVICED:
                  Number of Loans ..............................        86,269           62,199           54,993
                  Weighted Average Interest Rate ...............          8.35%            8.53%            8.43%
                  Weighted Average Maturity (months) ...........           180              221              181
                  Weighted Average Servicing Fee Rate ..........         .3673            .3933            .3831
                  DELINQUENT MORTGAGE LOANS AND
                    PENDING FORECLOSURES AT PERIOD END:(4)
                  60-89 days past due ..........................          1.84%            1.77%            1.78%
                  90 days or more past due .....................          1.92%            2.18%            2.22%
                                                                   -----------      -----------      -----------
                  Total delinquencies ..........................          3.76%            3.95%            4.00%
                                                                   ===========      ===========      ===========
                  Foreclosures Pending .........................          1.32%            1.12%            1.04%

(1) Includes $174.0 million, $152.3 million and $73.7 million, of loans serviced for Doral Bank for the years ended December 31, 1997, 1996 and 1995, respectively, which represented 3.74%, 4.96% and 2.76%, of the total servicing portfolio as of such date.

(2) Loans funded and purchased represent that portion of loans originated or purchased with respect to which the servicing rights were retained by the Company.

(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)      Expressed as a percentage of the total number of loans serviced.

         Substantially all of the mortgage loans in the Company's servicing portfolio are secured by single (one-to-four) family residences. Substantially all of the Company's mortgage servicing portfolio is composed of mortgages secured by real estate in Puerto Rico. At December 31, 1997 and 1996, less than 1% and 2%, respectively, of the Company's mortgage servicing portfolio related to mortgages secured by real property outside Puerto Rico (all of which were secured by real property located in the State of Florida).

         The amount of principal prepayments on mortgage loans serviced by the Company was $279 million, $201 million and $160 million for the years ended December 31, 1997, 1996, and 1995, respectively. Such prepayments represented approximately 8%, 7% and 6% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid were $37,800, $35,360 and $37,800, respectively. Principal prepayments remained stable during 1997 and 1996 compared to 1995. Principal prepayments declined during 1995 as a result of decreased refinancing activity following the refinance boom of 1993. The primary means used by the Company to reduce the sensitivity of its servicing fee income to changes in interest and prepayment rates is the maintenance of a strong internal origination capability that has allowed the Company to continue to increase the size of its servicing portfolio even in times of high prepayments resulting from declines in interest rates.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. During the years ended December 31, 1997 and 1996, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $4.5 million and $6.3 million, respectively. Funds advanced by the Company pursuant to these arrangements are generally recovered by the Company within 30 days.

         The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. During 1997, the Company increased its sale of loans on a recourse basis. For additional information regarding recourse obligations, see "--Sale of Loans; Issuance of Mortgage-Backed Securities."

         In the ordinary course of business, the Company makes certain representations and warranties to purchasers and insurers of mortgage loans and to the purchasers of servicing rights. In connection with any purchases by the Company of servicing rights, the Company is also exposed to liability as a successor to third party originators' representations and warranties. If a loan defaults and there has been a breach of representations and warranties, the Company may become liable for the unpaid principal and interest on defaulted loans. In such a case, the Company may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. To date, the impact of loans repurchased as a result of borrower misrepresentations has not been material.

         The Company's servicing rights provide it with a significant continuing source of income. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, and any recourse provisions. During the years ended December 31, 1996 and, 1995, the Company sold servicing rights on $102 million and, $310 million, respectively, of mortgage loans. No sales of servicing were made during the year ended December 31, 1997. While the Company's general strategy is to increase the size of its servicing portfolio by retaining the servicing rights related to the mortgage loans it originates and purchases, the Company may from time to time sell additional portions of its servicing portfolio when market conditions are favorable.

         The market value of, and earnings from, the Company's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, servicing income generated from the Company's mortgage loan servicing portfolio may also decline through increased amortization and the recognition of impairment of servicing rights. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected. Increases in the rate of delinquencies and foreclosures on mortgage loans tend to increase the costs associated with administering mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Management."

         HRU, Inc., an entity in which the Company owns a 33% equity interest, provides mailing and electronic data processing services for the Company's mortgage servicing operations and earns fees from the Company based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $1,012,000, $900,000 and $860,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

         Foreclosure Experience and Real Estate Owned. While delinquency rates in Puerto Rico are generally higher than in the mainland United States, these rates are not necessarily indicative of future foreclosure rates or losses on foreclosures. Moreover, for the mortgage loans in the Company's servicing portfolio serviced on a non-recourse basis, foreclosure losses in connection with the Company's Mortgage Banking Business are generally the responsibility of the investors or insurer and not of the Company. REO related to the Company's Mortgage Banking Business arises primarily through foreclosure on mortgage loans repurchased from investors either because of breach of representations or warranties or pursuant to recourse arrangements. As of December 31, 1997, 1996 and 1995, Doral held REO with a book value of approximately $3.0 million, $2.2 million and $2.1 million, respectively. Sales of REO resulted in net losses to Doral of approximately $787,000, $305,000 and $145,000, for the years ended December 31, 1997, 1996 and 1995, respectively. There is no liquid secondary market for the sale of the Company's REO.

         In addition to the REO held by the Company, a real estate partnership, in which the Company owns a 15% interest and in which members of management are investors, held REO with a book value of approximately $1.6 million as of December 31, 1997. The REO was part of $4.7 million of REO that was sold by the Company to the partnership in December 1990. Of the $4.7 million purchase price, $600,000 was paid in cash and $4.1 million was paid in notes of the partnership. As of December 31, 1997, the unpaid balance of the notes held by the Company was $1.6 million.

         With respect to mortgage loans securitized through GNMA programs, the Company is fully insured as to principal by the FHA against foreclosure loss, while the VA guarantee is subject to a limitation which is generally equal to 25% to 50% of the principal amount of the loan, up to a maximum ranging from $22,500 to $50,750, depending upon the amount of the loan. As a result of these programs, foreclosure on these loans had not generated any loss of principal as of December 31, 1997. The Company, however, incurs about $2,200 per loan foreclosed in interest and legal charges during the time between payment by the Company and FHA or VA reimbursement. For the years ended December 31, 1997, 1996 and 1995 total expenses related to FHA or VA loans foreclosed amounted to $60,000, $60,000 and $75,000, respectively. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer (except for recourse servicing), the funding of delinquent payments or the exercise of foreclosure rights involve costs to the Company which may not be recovered. Such nonrecovered expenses have been immaterial to date.

         Any significant adverse economic developments in Puerto Rico, the Company's primary service area, could result in an increase in defaults or delinquencies on mortgage loans that are serviced by the Company or held by the Company pending sale in the secondary mortgage market, thereby reducing the resale value of such mortgage loans and increasing the costs of administering loans.

         Sale of Loans; Issuance of Mortgage-Backed Securities. The Company customarily sells or securitizes most of the loans that it originates, except a portion of the loans originated by Doral Bank, which are hold to maturity. As described below, the Company utilizes various different sales channels to sell its mortgage products. The Company issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers in Puerto Rico. During the years ended December 31, 1997, 1996 and 1995, the Company issued approximately $497 million, $373 million and $366 million, respectively, in GNMA-guaranteed mortgage-backed securities according to the "Mortgage Marketplace."

         Certain GNMA-guaranteed mortgage-backed securities sold by the Company are in the form of GNMA serial notes. GNMA serial notes are sold in pools of $2.5 million to $5 million. Such pools are composed solely of FHA loans or VA loans originated in Puerto Rico. GNMA securities issued under the serial note program are structured into packages consisting of notes of different yields and estimated maturities, which range from 1 to 30 years and have a weighted-average maturity of approximately 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are offered to the public through broker-dealers. During years ended December 31, 1997, 1996 and 1995, the Company issued GNMA serial notes totaling approximately $269 million, $317 million and $284 million, respectively.

         Conforming conventional loans, other than those funded by Doral Bank under the Master Loan Production Agreement that are held for investment, originated or purchased by the Company are either sold directly to FNMA, FHLMC or private investors for cash or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to broker-dealers. In connection with any such exchanges, the Company pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides the Company with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans.

         Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are sold to financial institutions or other private investors or are securitized into "private label" mortgage-backed securities through grantor trusts or REMICs that either are organized by the Company or third parties and sold through broker-dealers. The Company is generally able to originate non-conforming loans at higher interest rates which permits the Company to earn higher revenues on the sale of such loans through the recognition of interest only strips ("IOs"). See "Management's Discussion and Analysis of Financial Condition And Results of Operation--Results of Operations for the three years ended December 31, 1997, 1996 and 1995"--Revenue from Mortgage Loan Sales and Fees.

         The securitization of non-conforming loans involves the creation of a grantor trust or REMIC which issues mortgage-backed securities to investors. These mortgage-backed securities normally consist of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates are made. To date, credit enhancement, in the form of an insurance policy and subordination, has generally been used to improve the credit rating of the senior certificates and thereby increase their marketability. During the years ended December 31, 1996 and 1995, the Company securitized approximately $37 million and $75 million, respectively, aggregate principal amount of non-conforming mortgage loans. The Company did not engage in securitizations during the year ended December 31, 1997 because it has been able to obtain greater revenues through the creation of IOs by bulk sales of whole loans to local financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of
Operations for the Three Years Ended December 31, 1997, 1996 and 1995." Subject to market conditions, the Company may enter into similar securitization transactions in the future.

         Financial Security Assurance, Inc. ("FSA") has insured approximately $35 million and $70 million of senior certificates issued in connection with such securitization transactions during the years ended December 31, 1996 and 1995, respectively. As part of its arrangement with FSA, the Company has agreed to retain and pledge to FSA the residual certificates issued by the respective trusts. The Company also generally retains the subordinate certificates issued in such transactions. As of December 31, 1997, 1996 and 1995, the Company held approximately $13.7 million, $14.6 million and $13.1 million, respectively, in subordinate certificates and $3.9 million, $7.7 million and $8.8 million, respectively, in residual certificates issued in securitization transactions involving the Company. Currently a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates represents the present value of expected future distributions on such certificates over the life of the trusts and is subject to substantial fluctuations as a result of changes in prevailing interest rates.

         The decision whether to sell non-conforming loans in bulk to local financial institutions or to securitize such loans through mortgage conduits depends on market conditions and the relative pricing and other terms of such alternative sales channels. Similarly, the relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA and VA loans and non-conforming loans depends on market conditions, the relative pricing and return on origination of the different types of mortgage loans and the maximum loans amounts for the various types of loans.

         In addition to the sale of the "private label" mortgage-backed securities referred to above, the Company has, from time to time, sold mortgage-backed securities in bulk to local broker-dealers or financial institutions. These mortgage-backed securities are often converted into collateralized mortgage obligations by the purchasers and sold in the local Puerto Rico market.

         While the Company generally sells conforming loans on a non-recourse basis, the Company also engages in the sale or exchange of mortgage loans on a recourse basis. Recourse sales generally involve the sale of non-conforming loans to local financial institutions. Prior to 1997, recourse obligations had decreased, in part, due to the securitization of non-conforming loans into private label mortgage-backed securities that were sold on a non-recourse basis. As the Company has shifted from selling non-conforming loans through securitizations to bulk sales of whole loans to local financial institutions, which are often done on a recourse or partial recourse basis, recourse obligations have increased. As of December 31, 1997, the Company was servicing mortgage loans with an aggregate principal amount of $537.4 million on a recourse or partial recourse basis. As of December 31, 1997, 1996 and 1995, the Company's recourse obligations relating to its mortgage servicing portfolio were approximately $265.5 million, $74.4 million and $85.2 million, respectively. Of these recourse obligations, approximately $97.2 million, $14 million and $16 million principal amount, respectively, consisted of loans sold to FNMA and FHLMC or exchanged into securities of such agencies, and approximately $168.3 million, $60 million and $69 million principal amount, respectively, consisted of non-conforming loans sold to other private investors. The Company estimates the fair value of the retained recourse obligation at the time mortgage loans are sold. The Company has generally been successful in obtaining at least the carrying value of such repurchased loans upon the resale thereof or upon foreclosure. The Company protects itself from possible losses by requiring a lower loan-to-value ratio for non-conforming loans, generally 65% or lower. As of December 31, 1997, the Company maintained a reserve for recourse obligations and for the put obligations referred to below of approximately $1.4 million.

         From time to time, the Company may sell mortgage-backed securities and mortgage loans subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities or loans a put option that grants the buyer the right to sell, and obligates the Company to buy, the securities or loans at a future date at a negotiated price. Pursuant to SFAS No. 125, sales of securities or loans with puts are accounted for as sales or borrowings based on a financial components approach that focuses on whether control of the asset has been surrendered. As of December 31, 1997, the Company had outstanding $175.6 million in mortgage-backed securities and mortgage loans sold subject to put arrangements, which expire in varying amounts from 1998 through 2002, all of which were accounted for as sales because the Company believes that control of the asset has been surrendered.

         Market Interest Rates and Net Interest Income. A greater proportion of the Company's net income has generally been composed of net interest income than is typical of mortgage banking institutions in the mainland United States. This is primarily due to the fact that the Company has traditionally held FHA-VA mortgage loans secured by real property in Puerto Rico and GNMA mortgage-backed securities for longer periods prior to sale than mortgage banking institutions generally do, in order to maximize the tax-exempt interest income earned on such instruments. See "--Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" herein. For the years ended December 31, 1997, 1996 and 1995, the Company held mortgage loans (excluding mortgage-backed securities held to maturity and loans receivable) prior to sale for an average period of 322 days, 259 days and 352 days, respectively. The increase in the number of days mortgage loans and mortgage-backed securities were held prior to sale during 1997 was due to increased holdings of mortgage-backed securities held for trading and to the decision of the Company to hold tax exempt Puerto Rico GNMA securities pending the outcome of local legislation modifying the tax exempt status of Puerto Rico GNMA securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Recent Development--Changes in Puerto Rico Tax Laws affecting Tax-Exempt Status of FHA and VA

Loans." During 1997, the Company's mortgage banking units also began investing in U.S. agency securities, which are tax exempt to the Company under Puerto Rico tax laws.

         The operation of the GNMA serial note program in Puerto Rico also tends to increase the period during which mortgage loans are held prior to sale. The fact that the GNMA serial note pools consist of a minimum of $2.5 million principal amount of mortgage loans as compared to $1 million for other GNMA programs, obligates the Company to hold mortgage loans and mortgage-backed securities for longer periods prior to sale in order to assemble such pools.

         Changes in prevailing market interest rates between the time Doral funds a mortgage loan and the time the mortgage loan or mortgage-backed security is sold to permanent investors could reduce Doral's net interest income on mortgage loans held prior to sale and gains from the sale of loans, thereby reducing Doral's net income. Doral attempts to manage these risks by securing commitments for future delivery or engaging in managed hedging transactions such as those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Management."

         Interest Rate Management. The Company's Mortgage Banking Business is subject to the risk that future changes in interest rates may adversely affect the value of the Company's portfolio of mortgage loans and mortgage-backed securities, servicing assets and IOs. Interest rate fluctuations may also adversely affect the Company's servicing income and net interest income. The Company attempts to minimize these risks through the use of forward commitments and other hedging techniques. For a more detailed discussion of such risks and the techniques used by the Company to attempt to mitigate such risks see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Management."

         Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment. In general, the Puerto Rico market for mortgage-backed securities is an extension of the United States market with respect to pricing, rating of the investment instruments, and other matters. However, the Company has benefitted historically from certain incentives provided by United States and Puerto Rico tax laws.
Section 936, which provided certain of these incentives, was repealed on August 20, 1996, subject to a ten-year grandfather period discussed below.

         Under the various Puerto Rico Industrial Incentives Acts (the "Industrial Incentives Acts"), certain investment income earned by qualified manufacturing entities or service enterprises ("Exempt Companies") is exempt from Puerto Rico income tax. The Industrial Incentive Acts also encourage investment in Puerto Rico by allowing Exempt Companies to reduce the otherwise applicable 10% tax (the "Tollgate Tax") on distributions to shareholders by investing their exempt industrial development income ("IDI") in Puerto Rico for fixed periods of time, generally from five years to ten years. Investment income that qualifies for this exemption includes interest on certain mortgage loans and interest on 936 Funds placed with eligible institutions in Puerto Rico (primarily savings and loan associations, commercial banks and registered broker-dealers), provided such funds are invested by the eligible institutions in certain "eligible activities" as defined in regulations promulgated by the Office of the Commissioner, including certain mortgage loans and mortgage-backed securities and warehousing loans to finance the origination of mortgage loans.

         On December 2, 1997, a new tax incentives statute (the "1998 Tax Incentives Act") was signed into law. The 1998 Tax Incentives Act applies to new companies establishing operations in Puerto Rico as well as to companies currently conducting operations in Puerto Rico that choose to renegotiate their existing tax-exempt grants. In the case of existing companies that renegotiate their grants, only that portion of their income that exceeds an average base income, as computed under the 1998 Tax Incentives Act, will be subject to the provisions of the Act. Under the 1998 Tax Incentives Act, the Tollgate Tax will be replaced with an income tax rate ranging from 2% to 7%. However, passive income derived from the investment of IDI in Puerto Rico financial institutions and other designated investments will continue to be tax exempt. The 1998 Tax Incentives Act, by eliminating the Tollgate Tax, could have the effect of reducing incentives for the investment of funds by Exempt Companies on a long-term basis in Puerto Rico but should not affect existing Puerto Rico incentives for investing on a short-term basis.

         Most Exempt Companies are United States corporations ("936 Corporations") that meet certain requirements and have elected the benefits of
Section 936. Section 936 has historically permitted 936 Corporations to credit against their United States corporate income tax a portion of such tax attributable to (i) income derived from the active conduct of a trade or business within Puerto Rico or from the sale or exchange of substantially all assets used in the active conduct of such trade or business ("Active Business Income") and (ii) qualified possession source investment income ("QPSII"). QPSII included interest derived from mortgage loans secured by real property located in Puerto Rico and mortgage-backed securities consisting of such mortgage loans as well as interest on deposits with financial institutions which in turn use such funds to finance the origination of certain qualifying eligible activities that include mortgage loans and other qualifying assets. In the past, the credit provided by QPSII has favorably affected the Company's net interest income by helping create a pool of lower-cost funds that the Company could access through financial intermediaries such as banks and broker-dealers and use to fund mortgage loans and mortgage-backed securities pending sale. The credit provided for QPSII also tended to increase the demand for Puerto Rico mortgage loans and mortgage-backed securities by providing incentives for 936 Corporations and financial intermediaries to invest in certain mortgage loans and mortgage backed securities originated in Puerto Rico.

         The Omnibus Budget Reconciliation Act of 1993 amended various provisions of Section 936. The amendments (the "OBRA Amendments"), were generally effective for taxable years beginning after December 31, 1993, and permitted a taxpayer to compute the tax credit available under Section 936 (the "936 Credit") as under prior law but limited the amount of credit allowed with respect to Active Business Income under one of two alternatives to be selected at the option of the taxpayer. Under the first alternative, the limit was equal to a fixed percentage of the amount of tax credit allowable under prior law (the "Fixed Percentage Method"). This fixed percentage commenced at 60% for taxable years beginning in 1994 and is reduced by 5% per year until 1998. For taxable years beginning in 1998, such percentage would be 40%. Under the second alternative (the "Economic Activity Method"), which is based on the amount of economic activity conducted by the taxpayer in Puerto Rico, the credit could not exceed the sum of the following three components: (i) 60% of the qualified possession wages and the allocable fringe benefits paid by the taxpayer; (ii) applicable percentages of certain depreciation deductions claimed for regular tax purposes by the taxpayer with respect to qualified tangible property; and
(iii) a portion of the possession income taxes paid by the taxpayer except where the taxpayer uses the profit-split method for determining its income. The OBRA Amendments did not limit the 100% credit available under Section 936 for QPSII.

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

         While the long-term impact of the repeal of Section 936 cannot be determined at this time, the repeal of Section 936 could have an adverse effect on the general economic condition of Puerto Rico, the Company's predominant service area, by reducing incentives for investment in Puerto Rico. Any such adverse effect on the general economy of Puerto Rico could lead to an increase in mortgage delinquencies and a reduction in the level of residential construction and demand for mortgage loans. The elimination of the credit for QPSII has resulted in a decrease in the amount of 936 Funds invested in Puerto Rico financial market by 936 Corporations. Management believes that the principal impact of the loss of 936 Funds has been a moderate increase in the Company's funding costs. The adverse effect of any such increase has been ameliorated by a general decline in interest rates since the repeal of Section
936. Prior to the elimination of the credit for QPSII, the Company had implemented a strategy to diversify its sources of funding and reduce its reliance on 936 Funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Funding."

         Any change in Puerto Rico's political status could also result in the elimination or modification of these tax benefits described above. See "The Commonwealth of Puerto Rico--Relationship of Puerto Rico with the United States" for a description of legislation introduced into the United States Congress regarding the holding of a referendum on the political status of Puerto Rico.

OTHER LENDING AND INVESTMENT ACTIVITIES

         Lending Activities of Doral Bank and Real Estate Owned. The Company, through Doral Bank, originates for investment mortgage loans secured by residential real estate, including personal loans up to $40,000 secured by first or second mortgages. To a lesser extent, Doral Bank also originates or purchases development and construction loans, commercial real estate loans, general commercial loans and unsecured consumer loans. Prior to the conversion of its charter to that of a Puerto Rico commercial bank on October 1, 1997, Doral Bank operated as a federal savings association under the name "Doral Federal Savings Bank."

         At December 31, 1997, 1996 and 1995, loans held for investment which were originated as part of the Company's other lending activities through Doral Bank, totaled $133.1 million, $128.8 million and $51.4 million, respectively. Of such loans, 78%, 81% and 72%, respectively, were secured by mortgages on single-family residences. Substantially all of Doral Bank's loans are secured by real property located in Puerto Rico. At December 31, 1997, 1996 and 1995, 99%, 98% and 99%, respectively, of the mortgage loans held for investment by Doral Bank were secured by property located in Puerto Rico. At December 31, 1997, the largest loan held for investment by Doral Bank was $3.4 million and the maximum aggregate amount of loans that Doral Bank could make to a single borrower under federal and local banking regulations as of such date was $3.7 million. See "--Regulation--Banking Operations--Puerto Rico Regulation" for a discussion of the lending limits applicable to Doral Bank as a Puerto Rico commercial bank.

         In addition to its portfolio of loans held for investment, Doral Bank maintains a portfolio of mortgage loans held for sale consisting principally of first mortgage loans secured by residential properties. As of December 31, 1997, 1996 and 1995, Doral Bank held mortgage loans available for sale of $71.2 million, $35.0 million and $31.7 million, respectively. Such mortgage loans are recorded in the financial statements of the Company at the lower of cost or market value. Doral Bank anticipates that it will continue to sell a significant portion of its new loan originations and, therefore, that the portion of its portfolio that is classified as held for sale will increase.

         In connection with its acquisition by the Company in 1993, Doral Bank entered into a Master Loan Production Agreement with the Company whereby the Company agreed to help Doral Bank meet its stated production goals by, among other things, (i) advertising, promoting and marketing to the general public;
(ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank's underwriting guidelines; and
(iii) providing personnel and facilities with respect to the execution of loan agreements. In the future, Doral Bank may determine to engage in direct mortgage loan originations through its branch network.

         For mortgage loans originated prior to October 1, 1995, Doral Bank had in effect a Master Purchase, Servicing and Collection Agreement (the "Master Purchase Agreement") with the Company providing for the sale by Doral Bank to the Company of the servicing rights to all first and second mortgage loans secured by residential properties, all loans secured by commercial real estate, all commercial business loans, consumer and any other loans secured by mortgages and forming a part of Doral Bank's loan portfolio (the "Doral Bank Loans"). The Master Purchase Agreement further provides that the Company, exclusively, will service the Doral Bank Loans according to a fee schedule contained in the Master Purchase Agreement. The fee schedule provides that the purchase price of the servicing rights with respect to the Doral Bank Loans is a percentage of the outstanding principal amount of such Doral Bank Loans.

         For Doral Bank Loans originated after October 1, 1995, the Master Purchase Agreement was substituted with a Master Servicing and Collection Agreement (the "Master Servicing Agreement") whereby the Company will contractually agree to service all Doral Bank Loans originated after the date of the Master Servicing Agreement. Under the Master Servicing

Agreement, the Company will not, however, purchase the intangible right to service such Doral Bank Loans. The Company is entitled to receive a servicing fee ranging from 25 to 50 basis points of the outstanding principal amount of the Doral Bank Loans being serviced. Doral Bank retains the right to terminate the Company's servicing rights, without cause, upon notice to the Company.

         The following table sets forth certain information regarding the Company's loans held for investment as part of its other lending activities through Doral Bank as of the dates indicated:


                                               DECEMBER 31,     PERCENT   DECEMBER 31,       PERCENT   DECEMBER 31,     PERCENT
                                                   1997        OF TOTAL       1996           OF TOTAL      1995        OF TOTAL
                                                   ----        --------       ----           --------      ----        --------
                                                                              (DOLLARS IN THOUSANDS)
   Construction loans ........................    $   9,927           7%     $   2,793             2%     $   2,637          5%
   Residential mortgage loans ................       87,037          65         91,596            70         29,481         57
   Commercial real estate mortgage loans......       19,036          14         18,462            14          9,205         18
   Consumer -- secured by mortgage ...........        7,828           6         12,207             9          7,362         14
   Consumer -- other .........................        2,328           2            356            (1)           324         (1)
   Commercial (non-real estate) ..............        3,461           2          2,047             2            701          1
   Loans on saving deposits ..................        3,513           3          1,771             1          1,940          4
   Land secured ..............................        1,488           1            814            (1)           330         (1)
                                                  ---------    --------      ---------       -------      ---------    -------
    Gross loans(2)(3) ........................      134,618         100%       130,046           100%        51,980        100%
                                                  ---------                  ---------                    ---------
   Less:
    Unearned interest and deferred loan fees..         (322)                      (561)                        (383)
    Allowance for loan losses ................       (1,241)                      (719)                        (242)
                                                  ---------                  ---------                    ---------
                                                     (1,563)                    (1,280)                        (625)
                                                  ---------                  ---------                    ---------
    Loans receivable, Net(4) .................    $ 133,055                  $ 128,766                    $  51,355
                                                  =========                  =========                    =========

------------------------

(1)      Less than one percent.

(2)      Sum of the columns may not add up to the totals due to rounding.

(3) Excludes mortgage loans held for sale by Doral Bank of $71.2 million, $35.0 million and $31.7 million as of December 31, 1997, 1996 and 1995, respectively.

(4) Net of deferred loan fees resulting from the sale of servicing rights to affiliates which are eliminated in the preparation of the Company's Consolidated Financial Statements.

         Doral Bank originates adjustable and fixed interest rate loans. However, given traditional consumer preferences in Puerto Rico for fixed rate mortgage loans, Doral Bank's principal product, the Company does not anticipate significant growth in adjustable rate mortgages except in the case of construction loans and mortgage loans secured by commercial properties. At December 31, 1997, 1996 and 1995 approximately 10%, 3% and 7%, respectively, of Doral Bank's loans held for investment were adjustable rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to the prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Bank pays on the short-term deposits that have primarily funded these loans.

         The following table sets forth certain information as of December 31, 1997 regarding the dollar amount of maturities in Doral Bank's portfolio of loans held for investment based on the remaining contractual maturity. Expected maturities may deffer from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                  DUE 1-5 YEARS       DUE 5 OR MORE
                                                 DUE 1 YEAR           AFTER            YEARS AFTER
                                                   OR LESS      DECEMBER 31, 1997    DECEMBER 31, 1997     TOTAL(1)
                                                 ----------     -----------------    -----------------     --------
                                                                        (DOLLARS IN THOUSANDS)
Construction loans .........................      $  9,927          $     --             $     --          $  9,927
Residential mortgage loans .................         3,446             3,205               80,386            87,037
Commercial real estate mortgage loans ......            --             2,161               16,875            19,036
Consumer - secured by mortgage .............           863                --                6,965             7,828
Consumer - other ...........................         1,424               790                  114             2,328
Commercial (non-real estate) ...............         2,959               502                   --             3,461
Loans on Saving Deposits ...................           640             2,873                   --             3,513
Land secured ...............................           125                35                1,328             1,488
                                                  --------          --------             --------          --------
           TOTAL(2)                               $ 19,384          $  9,566             $105,668          $134,618
                                                  ========          ========             ========          ========

------------------------

(1) Amounts have not been reduced for the allowance for loans losses, deferral loan fees or unearned interest.
(2)      Does not include mortgage loans held for sale.

         The following table sets forth the dollar amount of total loans due after one year from December 31, 1997, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                          FLOATING OR
                                                          FIXED RATE    ADJUSTABLE-RATE         TOTAL
                                                          ----------    ---------------         -----
                                                                    (DOLLARS IN THOUSANDS)
          Construction loans..........................     $  2,117        $  7,810           $  9,927
          Residential mortgage loans..................       84,482           2,555             87,037
          Commercial real estate mortgage loans.......       19,036              --             19,036
          Consumer - secured by mortgage..............        6,966             863              7,828
          Consumer - other............................        2,328              --              2,328
          Commercial (non-real estate)................          756           2,705              3,461
          Loans on saving deposits....................        3,513              --              3,513
          Land secured................................        1,487              --              1,488
                                                           --------        --------           --------
              TOTAL                                        $120,685        $ 13,933           $134,618
                                                           ========        ========           ========

         Scheduled contractual amortization of loans does not reflect the expected term of the Doral Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and, with respect to conventional loans, due-on-sales clauses, which give Doral Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

         Nonperforming Assets and Allowance for Loan Losses. Nonperforming assets ("NPAs") consist of loans on a non-accrual basis and other real estate owned. Doral Bank's policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the years ended December 31, 1997, 1996 and 1995, the Company would have recognized $201,000, $114,000 and $211,000, respectively, in additional interest income had all delinquent loans owned by the Doral Bank been accounted for on an accrual basis. The policy of placing loans that are 90 days or more past due on non-accrual status does not apply to mortgage loans held for sale as part of the Company's Mortgage Banking Business because such loans are considered adequately secured by real estate. As of December 31, 1997, the Company's mortgage banking units held approximately $30.7 million in mortgage loans that were 90 days or more past due that were accruing interest. Such loans are not considered non-performing loans by the Company.

         The following table sets forth information with respect to the Company's non-accrual loans, REO and other nonperforming assets as of December 31, 1997, 1996 and 1995. The Company did not have any troubled debt restructurings as of any of the periods presented.


                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                        1997       1996        1995
                                                                                        ----       ----        ----
                                                                                           (DOLLARS IN THOUSANDS)
                  Mortgage Banking Business(1):
                      Non-accrual loans .............................................. $   --     $   --     $1,250(2)
                      Other real estate owned ........................................  3,025      2,246      2,085
                      Other nonperforming assets(3) ..................................  1,597      1,833        893
                  Other Lending Activities through Doral Bank(4):
                      Non-accrual loans
                                Construction .........................................     --        125         --
                                Residential Mortgage Loans ...........................  1,623      1,101        715
                                Commercial Real Estate ...............................    775        502        160
                                Consumer .............................................     64         --         71
                                Commercial Non-Real Estate ...........................     --         --          3
                                Other ................................................     --         --         --
                                                                                       ------     ------     ------
                      Total Non-Accrual Loans ........................................  2,462      1,728        949
                                                                                       ------     ------     ------
                      Other real estate owned ........................................     --         --         --
                      Total NPAs as a percentage of loans receivable, net and other
                         real estate owned ...........................................    1.8%       1.3%       1.8%
                      Total NPAs as percentage of total assets .......................   0.58%      0.62%      0.59%
                      Ratio of allowance for loan receivables to
                         nonperforming loans .........................................  46.97%     41.62%     25.50%


------------------------

(1) Includes mortgage loans held for sale and real estate owned related to the Company's Mortgage Banking Business.

(2) Represents $1.25 million of loans that were required to be repurchased by a non-affiliated Puerto Rico government institution at par on a non-recourse basis as of December 31, 1995.

(3) This amount refers to a mortgage loan to a real estate partnership to which the Company previously sold REO. This loan is included in "Accounts receivable and mortgage servicing advances net" in the Company's financial statements. See "--Mortgage Banking
         Business--Foreclosure Experience and Real Estate Owned."

(4)      Includes mortgage loans and REO of Doral Bank.

         The Mortgage Banking Business' other REO arises primarily through foreclosure on mortgage loans repurchased from investors, either because of breach of representations or warranties or pursuant to recourse arrangements. The Company believes that the value of the REO reflected on its financial statements represents a reasonable estimate of the properties' fair value, net of cost of sales. During the past five years, the impact of loans repurchased as the result of breach of representations or warranties or pursuant to recourse arrangements has not been material.

         The provision for loan losses relating to loans held by Doral Bank was $1,241,000 at December 31, 1997, compared to $719,000 as of December 31, 1996.
The increase in the allowance was primarily the result of the increase in the size of the loan portfolio and an increase in the amount of construction loans and commercial mortgage loans for which Doral Bank provides a higher allowance.

         The percentage of the allowance for loan losses to nonperforming loans held for investment will not remain constant due to the nature of Doral Bank's portfolio of mortgage loans, which are primarily collateralized by real estate. The collateral for each nonperforming mortgage loan is analyzed by Doral Bank to determine potential loss exposure, and in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an on-going basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio.
While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary if economic conditions change substantially from the assumptions used by the Company in determining the allowance for loan losses.

         The following table summarizes certain information regarding the Company's allowance for loan losses related to loans held for investment by Doral Bank and losses on other real estate owned for both Doral Bank and the Company's Mortgage Banking Business for the periods indicated.


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                     1997         1996         1995
                                                                                     ----         ----         ----
                                                                                         (DOLLARS IN THOUSANDS)
                  REAL ESTATE HELD FOR SALE:
                  Balance at beginning of period ..............................    $   356      $   356      $   356
                  Provision for losses ........................................        787           --           --
                  Losses charged to the allowance(1) ..........................       (467)          --           --
                  Other .......................................................         --           --           --
                                                                                   -------      -------      -------
                  Balance at end of period ....................................    $   676      $   356      $   356
                                                                                   =======      =======      =======
                  ALLOWANCE FOR LOAN RECEIVABLES(2):
                  Balance at beginning of period ..............................    $   719      $   242      $   428
                  Provision for loan losses ...................................        600          655          110
                  CHARGE - OFFS:
                     Construction .............................................         --           --           --
                     Residential Mortgage Loans ...............................         --         (103)          --
                     Commercial Real Estate ...................................         --           --           --
                     Consumer .................................................       (124)        (123)        (114)
                     Commercial Non-Real Estate ...............................         --           --         (188)
                     Other ....................................................         --           --           --
                                                                                   -------      -------      -------
                     TOTAL CHARGE-OFFS ........................................       (124)        (226)        (302)
                  RECOVERIES:
                     Construction .............................................         --           --
                     Residential Mortgage Loans ...............................         --           --
                     Commercial Real Estate ...................................         --           --
                     Consumer .................................................         46           48            6
                     Commercial Non-Real Estate ...............................         --           --           --
                     Other ....................................................         --           --           --
                                                                                   -------      -------      -------
                     TOTAL RECOVERIES .........................................         46           48            6
                                                                                   -------      -------      -------
                  NET CHARGE OFFS .............................................        (78)        (178)        (296)
                                                                                   -------      -------      -------
                  BALANCE AT END OF PERIOD ....................................    $ 1,241      $   719      $   242
                                                                                   =======      =======      =======
                  Allowance for loan losses as a percent of total loan
                  receivables outstanding......................................       0.92%        0.55%        0.47%
                  Allowance for loan losses as a percent of non-performing
                  loan receivable .............................................      50.41%       41.61%       25.50%
                  Ratio of net charge-offs to average loan receivables
                  outstanding .................................................       0.04%        0.15%        0.54%

------------------------

(1) Does not include losses of $787,000, $305,000 and $145,000 for the years ended December 31, 1997, 1996 and 1995, respectively, from the sale of REO that were charged directly against operations.

(2)      Relates to loans held for investment by Doral Bank.

         The following table sets forth information concerning the allocation of Doral Bank's allowance for loan losses by loan category as of the date indicated:


                                                                     DECEMBER 31,
                                               -------------------------------------------------------------
                                                    1997                 1996                 1995
                                                    ----                 ----                 ----
                                                        PERCENT OF           PERCENT OF           PERCENT OF
                                                         LOANS IN             LOANS IN             LOANS IN
                                                           EACH                 EACH                 EACH
                                                       CATEGORY TO          CATEGORY TO          CATEGORY TO
                                               AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                                               ------  -----------  ------  -----------  ------  -----------
                                                                 (DOLLARS IN THOUSANDS)
             Construction .................    $   10         1%    $   30         4%    $    3         1%
             Residential Mortgage Loan ....       763        61        311        43        165        68
             Commercial Real Estate .......       199        16        144        20         26        11
             Consumer .....................       233        19        210        29         43        18
             Commercial Non-Real Estate ...        35         3         24         4          5         2
             Other ........................         1         0         --        --         --        --
                                               ------    ------     ------    ------     ------    ------
                        TOTAL .............    $1,241       100%    $  719       100%    $  242       100%
                                               ======    ======     ======    ======     ======    ======

         Other Investment Activities. As a result of the Company's mortgage securitization activities, the Company maintains a substantial portfolio of mortgage-backed securities held for trading. At December 31, 1997, the Company held securities for trading with a fair market value of $620.3 million, approximately $550.0 million which consisted of Puerto Rice tax-exempt GNMA securities and other tax-exempt securities. These tax-exempt securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Pursuant to SFAS No. 115, securities held for trading are reflected on the Company's financial statements at their fair market value with resulting gains or loans included as part of mortgage loan sales and fees.

         In addition to securities held for trading as of December 31, 1997, the Company held $240.9 million of mortgage-backed securities and other investment securities that were classified as available for sale and reported at fair value, with unrealized losses deducted from stockholders equity.

         As part of its strategy to maximize net interest income, the Company as of December 31, 1997, also held approximately $143.5 million in securities and other investments that are classified as held to maturity because the Company has the intent and ability to hold these securities until maturity. Of this amount, approximately $93.1 million were held by Doral Bank.

         The following table presents certain information regarding the composition and remaining contractual maturity of the Company's available for sale mortgage-backed and debt securities portfolio as of the dates indicated below. Expected maturities may differ from contractual maturities because of prepayments and other market factors. The table does not reflect any effect of income taxes.


                                           ----------------------------------------------------------------------------------------
                                                                                  DECEMBER 31,
                                           ----------------------------------------------------------------------------------------
                                                        1997                          1996                          1995
                                           ----------------------------  ----------------------------  ----------------------------
                                                               WEIGHTED                      WEIGHTED                      WEIGHTED
                                           AMORTIZED    FAIR    AVERAGE  AMORTIZED    FAIR    AVERAGE  AMORTIZED    FAIR    AVERAGE
                                             COST       VALUE    YIELD     COST       VALUE    YIELD     COST       VALUE    YIELD
                                           --------   -------- --------  ---------  -------- --------  ---------  -------- --------
(DOLLARS IN THOUSANDS)
MORTGAGE-BACKED SECURITIES
AVAILABLE FOR SALE:

  FNMA MORTGAGE-BACKED SECURITIES
            Due within one year........... $          $            --%   $     --   $     --     --%   $     --   $     --     --%
            Due from one-five years ......       --         --                 --         --     --          --         --     --
            Due from five-ten years ......       --         --                 --         --     --          --         --     --
            Due over ten years ...........    2,008      1,959   5.69%      2,241      2,134   5.67%      7,164      7,132   6.16%

  FHLMC MORTGAGE-BACKED
  SECURITIES
            Due within one year ..........       --         --                                                                 --
            Due from one-five years ......       --         --                                                                 --
            Due from five-ten years ......       --         --                                                                 --
            Due over ten years ...........    2,155      2,087   5.50%      2,365      2,277   5.50%      4,414      4,381   6.13%

  GNMA MORTGAGE-BACKED SECURITIES
            Due within one year ..........       --         --     --          --         --     --          --         --     --
            Due from one-five years ......       --         --     --          --         --     --          --         --     --
            Due from five-ten years ......       --         --     --          --         --     --          --         --     --
            Due over ten years ...........   43,375     44,537   7.01%      7,535      7,596   7.00%      2,992      3,066   7.00%

DEBT SECURITIES AVAILABLE FOR SALE:
  U.S. TREASURY
            Due within one year ..........       --         --     --          --         --     --          --         --     --
            Due from one-five years ......       --         --     --          --         --     --          --         --     --
            Due from five-ten years ......       --         --     --          --         --     --          --         --     --
            Due over ten years ...........   25,661     25,580   6.27%         --         --     --          --         --     --

  FEDERAL HOME LOANS BANK NOTES
            Due within one year ..........       --         --     --          --         --     --          --         --     --
            Due from one-five years ......       --         --     --          --         --     --          --         --     --
            Due from five-ten years ......       --         --     --          --         --     --          --         --     --
            Due over ten years ...........  166,200    166,713   7.37%         --         --     --          --         --     --
                                           --------   --------   ----    --------   --------   ----    --------   --------   ----
                      TOTAL SECURITIES
                      AVAILABLE FOR SALE   $239,399   $240,876   7.16%   $ 12,141   $ 12,007   6.46%   $ 14,570   $ 14,579   6.32%
                                           ========   ========   ====    ========   ========   ====    ========   ========   ====

         The following table presents certain information regarding the composition and period to maturity of the Company's portfolio of securities and other investments held to maturity as of the dates indicated. Expected maturities may differ from contractual maturities because of prepayments and other market factors. The table does not reflect any effect of income taxes.


                                                                                DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                   1997                             1996                           1995
                                                   ----                             ----                           ----
                                                           WEIGHTED                         WEIGHTED                       WEIGHTED
                                     CARRYING     MARKET    AVERAGE   CARRYING     MARKET    AVERAGE  CARRYING    MARKET    AVERAGE
                                       VALUE       VALUE     YIELD      VALUE       VALUE     YIELD     VALUE      VALUE     YIELD
                                     --------    --------  --------   --------    --------  --------  --------   --------  --------
                                                                           (DOLLARS IN THOUSANDS)
MORTGAGE-BACKED SECURITIES HELD
TO MATURITY:

  GNMA
     Due within one year............ $           $             --%    $     --    $             --%   $     --   $             --%
     Due from one-five years .......       --          --      --           --          --      --          --         --      --
     Due from five-ten years .......       --          --      --           --          --      --          --         --      --
     Due over ten years ............    5,053       5,177    7.00%      37,879      38,483    6.98%     10,745     10,919    7.42%

  CMO CERTIFICATES (OTHER ISSUERS)
      Due within one year ..........    4,895       5,013    5.70%          --          --      --          --         --      --
      Due from one-five years ......    5,871       5,868    5.60%      12,488      12,608    5.64%     12,488     12,583    5.64%
      Due from five-ten years ......   12,483      12,720    5.89%      12,483      12,708    5.89%     12,483     12,453    5.89%
      Due over ten years ...........   27,227      27,888    4.81%      33,857      34,487    4.78%     34,278     34,486    4.78%

DEBT SECURITIES HELD TO MATURITY:

  FARM CREDIT NOTES
      Due within one year ..........       --          --      --           --          --      --          --         --      --
      Due from one-five years ......       --          --      --           --          --      --          --         --      --
      Due from five to ten  years ..   40,000      40,100    7.12%          --          --      --          --         --      --
      Due over ten years ...........       --          --      --           --          --      --          --         --      --

  FEDERAL HOME LOAN BANK NOTES
       Due within one year .........       --          --      --           --          --      --       4,999      4,995    4.89%
       Due from one to five years ..       --          --      --        2,000       1,999    7.05%         --         --      --
       Due from five to ten years ..    5,000       5,013    7.00%       1,493       1,488    7.50%         --         --      --
       Due over ten years ..........   30,000      30,125    7.44%          --          --      --          --         --      --

  PR. HOUSING BANK NOTES
       Due within one year .........    5,000       4,990    6.20%          --          --      --          --         --      --
       Due from one to five years ..       --          --      --           --          --      --          --         --      --
       Due from five to ten years ..       --          --      --           --          --      --          --         --      --
       Due over ten years ..........       --          --      --           --          --      --          --         --      --

  U.S. TREASURY NOTES
       Due within one year .........    6,989       6,978    5.37%          --          --      --       1,997      2,001    5.50%
       Due from one to five years ..       --          --      --        6,956       6,976    5.38%         --         --      --
       Due from five to ten years ..       --          --      --           --          --      --          --         --      --
       Due from over ten years .....       --          --      --           --          --      --          --         --      --

  U.S. TREASURY BILLS
       Due within one year .........    1,016       1,012    5.40%          66          69    5.14%         63         63    5.00%
       Due from one to five years ..       --          --      --           --          --      --          --         --      --
       Due from five to ten years ..       --          --      --           --          --      --          --         --      --
       Due from over ten years .....       --          --      --           --          --      --          --         --      --
                                     --------    --------    ----     --------    --------    ----    --------   --------    ----

TOTAL SECURITIES HELD TO MATURITY:   $143,534    $144,784    6.39%    $107,222    $108,818    5.91%   $ 77,053   $ 77,500    5.49%
                                     ========    ========    ====     ========    ========    ====    ========   ========    ====

BROKER-DEALER ACTIVITIES

         The Company is involved in the securities business through Doral Securities, a broker-dealer registered with the Securities and Exchange Commission (the "Commission") and a member of the National Association of Securities Dealers, Inc. (the "NASD"). While Doral Securities is engaged in a general securities business, it has a particular focus on the sale of Puerto Rico tax-exempt GNMA securities and other Puerto Rican securities.

         Doral Securities' business is generally organized into two units: institutional and retail. The institutional unit employs approximately five registered representatives and handles the institutional trading activities of the firm. The retail unit, which employs approximately nine registered representatives, is responsible for handling the needs of individual retail clients. Doral Securities is an introducing broker-dealer for retail transactions with all transactions cleared through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation. Total fees and commissions from the institutional and retail units of Doral Securities for the year ended December 31, 1997 were approximately $675,000.

         Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including the Company, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 1997, Doral Securities had $442.2 million in outstanding reverse repurchase agreements, of which approximately $354.8 million consisted of funds loaned to the Company and which are eliminated in the preparation of the Company's consolidated financial statements.

         Under Regulation K, promulgated by the Federal Reserve, Doral Securities may only conduct securities activities "outside the United States." For purposes of Regulation K, Puerto Rico is considered to be outside the United States. In addition, under Regulation K, Doral Securities may not engage in underwriting or dealing in equity securities without the prior approval of the Federal Reserve. Doral Securities is currently considering applying for such approval.

FUNDING

         Borrowing Arrangements Relating to Mortgage Banking Operations. Except as noted below with respect to GNMA securities, historically, a period of two to four months has normally elapsed between the origination of a mortgage loan by the Company and its sale to permanent investors. The Company generally holds Puerto Rico tax-exempt GNMA securities for longer periods to take advantage of tax-exempt interest income on such securities while conforming loans that qualify for the mortgage-backed securities programs of FNMA and FHLC are normally sold within 60 days of origination.

         Prior to issuance of GNMA or other mortgage-backed certificates, the Company's mortgage loans are funded almost entirely by borrowings under warehousing lines of credit or other financing agreements, such as pre-sale, gestation facilities and repurchase agreements, with financial institutions. The Company's principal short-term facilities include a syndicated credit agreement, warehousing lines of credit with three local commercial banks and pre-sale, gestation or repurchase facilities with three affiliates of major U.S. brokerage houses. Pre-sale or gestation facilities generally permit the Company to obtain more favorable financing rates once mortgage loans have been assigned to a pool but prior to securitization. These facilities also generally allow for the financing of mortgage-backed securities upon issuance. Typically, the Company finances between 90% and 95% of the principal amount of its mortgage loans and secures advances under its lines of credit by pledging such loans and the servicing agreements relating thereto to such banks or financial institutions, a practice commonly referred to as "warehousing." The Company pays interest on its lines of credit at floating rates which vary with market conditions. The interest rates on these lines of credit have been lower than the interest rates which the Company earns on the mortgage loans pledged to secure such financing. Amounts borrowed under lines of credit are payable upon demand and, except in the case of gestation facilities, are usually repaid after the Company packages such mortgage loans into GNMA, FNMA or FHLMC certificates and receives the proceeds from the sale of such certificates or the financing of such securities under repurchase agreements. The Company's warehousing lines of credit are generally terminable at the discretion of the lender.

         The Company also obtains short-term financing through repurchase agreements with financial institutions and investment banking firms. Under these agreements, the Company sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities and, to a lesser extent, private label mortgage-backed securities, and simultaneously agrees to repurchase them at a future date at a fixed price. Doral uses the proceeds of such sales to repay borrowings under its bank warehousing lines of credit and to Fund the carrying of its portfolio of Mortgage-Leased and debt securities. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under Doral's warehousing lines of credit. Doral's continued use of repurchase agreements will depend upon the cost of repurchase agreements relative to the cost of borrowing under lines of credit from banks.

         Commencing in 1993, the Company made a strategic decision to diversify its sources of funding and to obtain funding from sources outside of Puerto Rico. As of December 31, 1997, the Company's credit facilities included three presale or gestation facilities with affiliates of major U.S. brokerage houses and the Syndicated Credit Agreement. Obtaining credit from financial institutions located outside Puerto Rico generally permits the Company to obtain larger lines of credit and reduces its dependence on funding available in the local market.

         As part of the implementation of its strategy to diversify its sources of funding, the Company entered into a syndicated credit agreement with a group of banks, including Bankers Trust Company as lender and agent bank (the "Syndicated Credit Agreement.") The Syndicated Credit Agreement provides for credit facilities totaling up to $110 million which currently expire on June 27, 1998. The facilities include: (i) a $100 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities; and (ii) $10 million secured one-year revolving credit facilities to provide financing for receivables and other working capital needs. The amounts available under the Syndicated Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility and receivables relating to servicing advances and real estate owned for the second facility.

         The Company has also entered into a Credit Agreement dated as of November 5, 1997, with Bankers Trust Company that provides a revolving credit facility of $25 million for the financing of mortgage servicing rights and working capital. This credit facility, which expires on October 31, 1998, is secured by the Company's servicing portfolio. As of December 31, 1997, the Company had borrowed $15 million under this credit facility.

         On October 10, 1996, the Company issued $75 million of its 7.84% Senior Notes due 2006 (the "Senior Notes"). The Senior Notes were issued pursuant to an Indenture entered into between the Company and Bankers Trust Company, as trustee. The Senior Notes were sold in a public underwritten offering through BT Securities Corporation. The net proceeds from the sale of the Senior Notes were used to repay $17.7 million owed by the Company under a five-year senior servicing secured loan facility and for general corporate purposes, including capital contributions to Doral Bank, Doral Securities and other subsidiaries.

         On February 19, 1998, the Company completed the sale of 1,817,000 shares of its Common Stock pursuant to a public underwritten offering. The public offering resulted in proceeds to the Company of approximately $41.0 million before deducting expenses of the offering.

         Funding Arrangements Relating to Banking Operations. Deposits and borrowings, consisting of FHLB-NY advances and term notes, are the primary sources of Doral Bank's funds for use in its lending, investment and other business activities. In addition, Doral Bank obtains funds in the form of loan repayments and income from operations as well as capital contributions from the Company. The Company made capital contributions of $3 million, $5 million and $8.5 million to Doral Bank during the years ended December 31, 1997, 1996 and 1995, respectively. Loan repayments are a relatively stable source of funds while net increases in deposits are significantly influenced by general interest rates and money market conditions.

         Deposits have been the principal source of funds for Doral Bank's lending activities. At December 31, 1997, Doral Bank held $305.0 million in deposits at a weighted-average interest rate cost of 4.36%. Doral Bank offers passbook savings accounts, checking accounts, NOW accounts and fixed interest rate certificate accounts with varying maturities. An important portion of Doral Bank's deposits consists of non-interest bearing wholesale deposit accounts such as corporate and custodial accounts. At December 31, 1997, $72.1 million (including $5.4 million of corporate funds which are eliminated in the preparation of the Company's consolidated financial statements) or approximately 24% of Doral Bank's total deposits consisted of non-interest bearing accounts. Approximately 17% of Doral Bank's total deposits related to corporate and custodial accounts of the Company and its affiliates. Corporate accounts of the Company as well as escrow and custodial accounts related to the Company's Mortgage Banking Business represent a stable low cost funding source for Doral Bank.

         Funding Arrangements Relating to Securities Operations. Since commencing operations in September 1996, Doral Securities' primary sources of funding have been capital contributions from the Company, repurchase agreements with financial institutions and other institutional investors involving marketable securities and cash flows from operations. Doral Securities' obligations are generally guaranteed by the Company.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type of Doral Bank for the period indicated.


                                                                              DECEMBER 31,
                                                          1997                    1996                    1995
                                                  --------------------    --------------------    --------------------
                                                   AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                                   BALANCE      RATE       BALANCE      RATE       BALANCE      RATE
                                                  --------    --------    --------    --------    --------    --------
                                                                         (DOLLARS IN THOUSANDS)
             Certificates of deposit ............ $147,143        6.01%   $ 82,670        5.87%   $ 50,142        6.12%
             Regular passbook savings ...........   16,233        4.42      13,856        4.36       7,988        3.68
             Interest-bearing checking accounts .   10,189        4.40       3,287        3.46       2,349        3.35
             Non-Interest bearing(1) ............   56,010          --      45,777          --      44,776          --
                                                  --------    --------    --------    --------    --------    --------
                  TOTAL DEPOSITS ................ $229,575        4.36%   $145,590        3.80%   $105,175        3.20%
                                                  ========    ========    ========    ========    ========    ========

             -----------------
             (1) Includes $50.7 million, $30.3 million and $27.4 million of escrow funds of the Company's mortgage banking units maintained with Doral Bank as of December 31, 1997, 1996 and 1995, respectively.

         The following table sets forth the maturities of Doral Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 1997.


                                                                      AMOUNT
                                                                      ------
                  Certificate of deposit maturing                 (IN THOUSANDS)
                           Three months or less.................    $ 25,662
                           Over three through six months........       9,439
                           Over six through twelve months.......      22,522
                           Over twelve months...................      44,947
                                                                    --------
                                    TOTAL.......................    $102,570
                                                                    ========

         Doral Bank may also obtain funding through collateralized borrowings directly from the FHLB-NY and through borrowings secured by FHLB-NY letters of credit, up to a maximum of 30% of total assets. Such advances or letter of credit reimbursement obligations must be secured by qualifying assets with a market value of at least 120% of the outstanding obligation. At December 31, 1997, Doral Bank had $32 million in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 6.25%. For additional information regarding funding for Doral Bank through the issuance of term notes secured by FHLB-NY letters of credit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         From time to time, Doral Bank may also obtain funding through the use of repurchase agreements with brokerage firms and other financial institutions. As of December 31, 1997, Doral Bank did not have any outstanding borrowings under repurchase agreements.

PUERTO RICO INCOME TAXES

         The Company is subject to Puerto Rico income taxes. Pursuant to the Puerto Rico Internal Revenue Code of 1994 (the "PR Code") is subject to a maximum marginal statutory corporation income tax rate of 39%.

         The Company is also subject to an alternative minimum tax of 22% on its alternative minimum tax net income. In computing the Company's alternative minimum tax net income its interest expense deduction will be reduced in the same proportion that its exempt obligations (including FHA and VA loans and GNMA securities) bear to its total assets. Therefore, to the extent that the Company holds FHA loans or VA loans and other exempt obligations, it may be subject to the payment of the 22% alternative minimum tax.

         Under PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Effective for taxable years commencing after June 30, 1995, the Company is entitled to a 100% dividend received deduction on dividends received from Doral Bank, Doral Mortgage or any other Puerto Rico corporation subject to tax under the PR Code. Effective July 1, 1995, the PR Code also provided for the elimination of the existing 29% withholding tax applicable on interest paid to nonresident corporations and individuals as well as a reduction of the withholding tax applicable to dividends payable to non-resident corporations and individuals from 25% to 10%.

UNITED STATES INCOME TAXES

         The Company and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, the Company and its subsidiaries are subject generally to United States income tax only on their income, if any, from sources within the United States. Prior to 1992, the Company did not earn any income that was subject to United States income tax. Doral Mortgage operates two branches in the State of Florida. Accordingly, Doral Mortgage is subject to both Florida income and franchise taxes and federal income tax on income effectively connected with the conduct of the trade or business of these branches. In addition, the United States may impose a branch profits tax of 30% in the event that profits from the Florida branches are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a tax credit in Puerto Rico, subject to certain limitations.

         Prior to October 1, 1997, Doral Bank, as a federal savings association, was also subject to U.S. income taxes. It was entitled to a foreign tax credit for a portion of income taxes paid to the Puerto Rico Treasury Department. Doral Bank had elected to qualify for the benefits provided under Section 936 which allows an income tax credit for a portion of the U.S. income taxes attributable to the earnings derived from sources within Puerto Rico. See "--Mortgage Banking Business--Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment" for a description of Section 936. Following the conversion of Doral Bank to a Puerto Rico commercial bank on October 1, 1997, it is subject to taxation in substantially the same manner as the Company and the other subsidiaries of the Company.

EMPLOYEES

         At December 31, 1997, the Company employed 984 persons, of whom 297 were involved in loan production activities and 143 were involved in loan servicing activities. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

REGULATION--MORTGAGE BANKING BUSINESS

         The Company's Mortgage Banking Business is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required annually to submit to FHA, VA, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to supervision and examination by FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company is also subject to regulation by the Office of the Commissioner, with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products. Although the Company believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of the Company.

         The Company is licensed by the Office of the Commissioner as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, the Company has not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in the Company being unable to receive such authorization in the future. The Company's operations in the State of Florida are subject to regulation by the Florida Department of Banking and Finance.

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

REGULATION--BANKING OPERATIONS

FEDERAL REGULATION

 General

         The Company is a bank holding company subject to supervision and regulation by the Federal Reserve under the BHC Act. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions.

         Doral Bank is considered a foreign bank for purposes of the International Banking Act of 1978, as amended (the "IBA"). Under the IBA, Doral Bank is not permitted to operate a branch or agency that is located outside of its "home state" except to the extent that a national bank with the same home state is permitted to do so as described under "--Interstate Banking Legislation" below. Puerto Rico is not considered a state for purposes of the geographic limitations contained in the IBA. Doral Bank does not currently operate in the mainland United States and, therefore, has not designated any state as its home state for purposes of the IBA. In addition, some states have laws prohibiting or restricting foreign banks from acquiring banks located in such states and treat Puerto Rico's banks and bank holding companies as foreign banks for such purposes.

         Doral Bank is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC and the Office of the Commissioner. Doral Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Doral Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

 Holding Company Structure

         Doral Bank is subject to restrictions under federal law that govern certain transactions between the Company or other nonbanking subsidiaries of the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transactions by Doral Bank to the Company, or to any one nonbanking subsidiary of the Company, are limited in amount to 10% of Doral Bank's capital stock and surplus and, with respect to all of its nonbanking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit by Doral Bank are required to be secured in specified amounts and must be on terms that are consistent with safe and sound banking practices. All other transactions between the Company and its nonbanking subsidiaries and Doral Bank, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to Doral Bank than would be available to unaffiliated third parties.

         Under Federal Reserve policy, a bank holding company, such as the Company, is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Doral Bank is currently the only subsidiary depository institution of the Company. The Company has not made any capital loan to Doral Bank nor has it entered into any agreement with any Federal bank regulating agency to maintain the capital of Doral Bank.

         Because the Company is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

         Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owned by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions. Doral Bank is currently the only controlled FDIC-insured depository institution of the Company.

 Capital Adequacy

         Under the Federal Reserve's risk-based capital guidelines for bank holding companies and state member banks, the minimum guidelines for the ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interests in unconsolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, in the case of a bank holding company, less goodwill and certain other intangible assets discussed below ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

         The Federal Reserve has adopted regulations that require most intangibles, including goodwill, core deposit intangibles, to be deducted from Tier l Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to purchased mortgage servicing rights and purchased credit card relationships and include a "grandfather" provision permitting the continued inclusion of certain existing intangibles.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "Leverage Ratio") of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks will be required to maintain a Leverage Ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 Leverage Ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

         The FDIC has established regulatory capital requirements for state non-member insured banks, such as Doral Bank, that are substantially similar to those adopted by the Federal Reserve for state member banks.

         Set forth below are the Company's and Doral Bank's capital ratios at December 31, 1997 based on existing Federal Reserve and FDIC guidelines.


                                             THE COMPANY          DORAL BANK
                                             -----------          ----------
                  Tier 1 Capital                18.0%                18.5%
                  Total Capital                 18.2%                19.0%
                  Leverage Ratio                10.1%                 9.6%

         Failure to meet capital guidelines could subject a bank holding company or an insured bank to a variety of enforcement remedies, including, with respect to an insured bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA" below.

         Bank regulators have in the past indicated their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels or on what schedule.

 FDICIA

         Under FDICIA, federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder establish five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is deemed well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based Total Capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a Leverage Ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk based Tier l capital ratio of at least 4% and a risk-based Total Capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a Leverage Ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based Total Capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

         At December 31, 1997, Doral Bank was well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Company or Doral Bank, and should be considered in conjunction with other available information regarding Doral Bank's financial condition and results of operations.

         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

         The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank, but they are not directly applicable to holding companies, such as the Company, which control such institutions. However, federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

 Interstate Banking Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, commencing June 1, 1997, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States were allowed to "opt in" to permit interstate branching by merger prior to June 1, 1997, and to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. For purposes of the FDIA, Doral Bank is considered a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the IBA, Doral Bank is considered a foreign bank. Under IBA, foreign banks may branch interstate by merger or de novo to the same extent as domestic banks in the foreign bank's home state. Doral Bank does not currently operate in the mainland United States and therefore has not selected a home state.

         Various other legislation, including proposals to overhaul the bank regulatory system, expand bank and bank holding company powers and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Company cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon their financial condition or results of operations.

 Dividend Restrictions

         The payment of dividends by Doral Bank to the Company may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such regulatory authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See "--FDICIA."

         See "--Regulation--Banking Operations--Puerto Rico Regulation" for a description of certain restrictions on Doral Bank's ability to pay dividends under Puerto Rico law.

 FDIC Insurance Assessments

         The deposits of Doral Bank are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC and, accordingly, Doral Bank is subject to FDIC deposit insurance assessments.

         Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium, and currently premiums related to deposits assessed by both the BIF and the Savings Association Insurance Fund ("SAIF") are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits. DIFA also provides for a special one-time assessment imposed on deposits insured by the SAIF to recapitalize the SAIF to bring the SAIF up to statutory required levels. Doral Bank accrued for the one-time assessment in the third quarter of 1996.

         DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates for 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first. As of December 31, 1997, Doral Bank had a deposit base of approximately $293 million, consisting entirely of SAIF assessment deposits.

 Brokered Deposits

         FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Company does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Doral Bank which is currently a well capitalized institution.

PUERTO RICO REGULATION

 General

         As a commercial bank organized under the laws of the Commonwealth, Doral Bank is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of the Commonwealth (the "Office of the Commissioner"), pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

         Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to 10% of total paid-in capital (preferred and common). As of December 31, 1997, Doral Bank had an adequate reserve fund established.

         Section 27 of the Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital of the institution.

         Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, other than government deposits (federal, state and municipal) secured by actual collateral. The Office of the Commissioner can by regulation increase the reserve requirement to 30% of demand deposits.

         Section 17 of the Banking Law permits Doral Bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the Bank and of such other components as the Office of Commissioner may permit from time to time. As of December 31, 1997, the legal lending limit for Doral Bank under this provision based solely on its paid-in capital and reserve fund was approximately $3.7 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. There are no restrictions under
Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

         Section 14 of the Banking Law authorizes Doral Bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank did not have any subsidiaries as of December 31, 1997, but is in the process of applying to establish a mortgage banking subsidiary in the United States.

         The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Finance Board also has authority to regulate the maximum finance charges on retail installment sales contracts, which are currently set at 21%, and for credit card purchases, which are currently set at 26%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

CERTAIN REGULATORY RESTRICTIONS ON INVESTMENTS IN COMPANY COMMON STOCK

         Because of the Company's status as a bank holding company, owners of the Common Stock are subject to certain restrictions and disclosure obligations under various federal laws, including the BHC Act. Regulations pursuant to the BHC Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.

         Section 12 of the Puerto Rico Banking Act requires the prior approval of the Office of the Commissioner with respect to a transfer of capital stock of a bank that results in a change or control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Puerto Rico Banking Act, the determination of the Office of the Commissioner whether to approve a change of control filing is final and non-appealable.

         The provisions of the Mortgage Banking Law also only require regulatory approval for the acquisition of more than 10% of the Company's outstanding voting securities. See "--Regulation--Mortgage Banking Business."

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

REGULATION--BROKER-DEALER OPERATIONS

         Doral Securities is registered as a broker-dealer with the Securities and Exchange Commission (the "Commission") and the Office of the Commissioner. Doral Securities is also a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, it is subject to regulation by the Commission, the NASD and the Office of the Commissioner in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to the Commission's net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. As a subsidiary of a bank holding company, Doral Securities is also subject to regulation by the Federal Reserve.

MARKET AREA AND COMPETITION

         Prior to March 1992, Puerto Rico was the Company's exclusive service area. Although Doral Mortgage has since opened branch offices in Orlando and Miami, Florida, Puerto Rico remains the Company's predominant service area accounting for 99% of the Company's loan originations for the years ended December 31, 1997, 1996 and 1995. Within Puerto Rico, the Company's primary market area is the metropolitan San Juan area, which accounted for approximately 52%, 55% and 45% of the Company loan originations for the years ended December 31, 1997, 1996 and 1995, respectively. The competition in Puerto Rico for the origination of mortgages is substantial. Competition comes not only from other mortgage bankers but also from major commercial banks. There are approximately 37 mortgage banks, one savings institution and 16 commercial banks operating in Puerto Rico, including affiliates of banks headquartered in the United States, Canada and Spain. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

THE COMMONWEALTH OF PUERTO RICO

         General. Puerto Rico, the fourth largest of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. It is approximately 100 miles long and 35 miles wide. The population of Puerto Rico for 1990, as determined by the United States Census Bureau, was approximately 3.5 million as compared to 3.2 million in 1980. According to estimates of the Puerto Rico Planning Board, the population of Puerto Rico increased to 3.8 million for the Puerto Rico Government's fiscal year ending June 30, 1997. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million.

         Relationship of Puerto Rico with the United States. The Constitution of Puerto Rico was drafted by a popularly elected constitutional convention, overwhelmingly approved in a special referendum and approved "as a compact" by the United States Congress and the President, becoming effective upon proclamation of the Governor of Puerto Rico on July 25, 1952. Puerto Rico's relationship to the United States is referred to herein as "commonwealth status." The United States and Puerto Rico share a common defense, market and currency. Puerto Rico exercises virtually the same control over its internal affairs as a state government does. The people of Puerto Rico are citizens of the United States, but do not vote in national elections and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives but only limited voting rights. Most federal taxes, except those such as social security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for Federal employees who are subject to taxes on their salaries. Corporations organized under the laws of Puerto Rico are treated as foreign corporations for federal income tax purposes. For many years there have been two major views in Puerto Rico with respect to the island's relationship to the United States, one essentially favoring the existing commonwealth status and the other favoring statehood.

         On November 14, 1993, a plebiscite was held in Puerto Rico to allow eligible voters an opportunity to express their preference between statehood, Commonwealth (with certain changes) and independence for Puerto Rico. The Commonwealth status obtained the most votes, receiving 48.4% of the votes cast, and statehood and independence received 46.2% and 4.4% of the votes casts, respectively.

         On March 4, 1998, the U.S. House of Representatives approved legislation (the "Political Status Act") that provides for a mechanism to settle permanently the political relationship between Puerto Rico and the United States, either through full self government (e.g., statehood or independence, including, as an alternative, free association via a bilateral treaty) or continued Commonwealth. Under the Political Status Act, failure to settle on full self government after completion of the referendum process provided therein would result in retention of the current Commonwealth status. A similar bill was introduced into the Senate on March 19, 1997. The Political Status would have to be approved by the Senate and signed by the President (or his veto overridden) before becoming law. It is not possible at this time to predict what course the legislation will follow in the Senate, and whether it will be subsequently enacted into law.

         The Economy. Puerto Rico has established policies and programs directed at the development of manufacturing and the expansion and modernization of the island's infrastructure. The investment of funds by mainland United States, foreign and local entities in new factories has been stimulated by selective tax exemption, development loans, and other financial and tax incentives. Infrastructure expansion and modernization have been to a large extent financed by bonds and notes issued by the Commonwealth, its public corporations and municipalities. Economic progress has been aided by significant increases in the levels of education and occupational skills of the island's population. The percentage of the college-age population enrolled in institutions of higher learning has increased from 16.8% in fiscal 1970 to 37.8% in fiscal 1996.

         The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 1997, approximately 88% of Puerto Rico's exports went to the United States mainland, which was also the source of approximately 62% of Puerto Rico's imports. For the fiscal year ended June 30, 1997, Puerto Rico experienced a positive adjusted merchandise trade balance of $2.7 billion.

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

         Gross product increased from $25.1 billion ($24.5 billion in 1992 prices) for fiscal 1993 to $32.1 billion ($27.7 billion in 1992 prices) for fiscal 1997, an increase of 27.7% (12.9% in real terms). Since fiscal 1985, personal income, both aggregate and per capita, has increased consistently each fiscal year. In fiscal 1997, aggregate personal income was $32.1 billion ($30.0 billion in 1992 prices) and personal income per capita was $8,509 ($7,957 in 1992 prices). Average employment increased from 999,000 in fiscal 1993 to 1,128,000 in fiscal 1997. Average unemployment decreased from 16.8% in fiscal 1993 to 13.1% in fiscal 1997.

         Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollars and the level of interest rates and changes to existing tax incentive legislation as discussed below.

         The Small Business Job Protection Act, which was signed into law on August 20, 1996, provides for the repeal of Section 936. See "Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment." The elimination of the benefits of Section 936, without the substitution of another fiscal incentive to attract investment to Puerto Rico, could have an adverse effect on the future growth of the Puerto Rico economy. At this point, the Company cannot predict the long-term impact of the repeal of Section 936 on the economy of Puerto Rico.

ITEM 2.  PROPERTIES

         The executive and administrative offices of the Company are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and adjacent sites and consist of approximately 30,000 square feet of office space. Doral's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan, Puerto Rico and consist of approximately 33,000 square feet of office space. Both of these facilities are leased. The Company also leases additional office space of throughout Puerto Rico and New York City. These offices are leased for various terms expiring through 2005. Annual aggregate rental payments made in the years 1997, 1996 and 1995 were $2,517,614, $2,083,538 and $2,096,979, respectively. Except for its interest in real estate held in the ordinary course of business (including REO as a result of foreclosures), the Company does not own any real property except for a 2,000 square foot building and underlying real property where Doral Bank's branch in Catano, Puerto Rico is located and a two acre parcel of undeveloped land, which the Company purchased for approximately $3.0 million in December 1996, on which the Company intends to construct new headquarter facilities for the Company.

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Doral's Common Stock, $1.00 par value (the "Common Stock"), is traded on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation National Market System (the "NASDAQ National Market") under the symbol "DORL." Prior to September 23, 1997, the Company's Common Stock was traded under the symbol "FRCC." The table below sets forth, for the calendar quarters indicated, the high and low sales prices on the NASDAQ National Market and the cash dividends declared on the Common Stock during such periods.


                                                                                                        CASH
                                                                                                      DIVIDEND
                                                                            PRICE RANGE               DECLARED
                                                                      ------------------------       PER SHARE
                                                      CALENDAR                                        ---------
                              YEAR                    QUARTER          HIGH              LOW
                              1996                      1st           $11 3/8          $ 8 7/8         $0.075
                                                        2nd            11 3/4            9 3/8          0.085
                                                        3rd            12 9/16           9 3/8          0.085
                                                        4th            14 3/8           10 3/8          0.085

                              1997                      1st           $15 5/8          $13              0.085
                                                        2nd            16 5/16          12 1/8           0.10
                                                        3rd            27               14 7/8           0.10
                                                        4th            25 3/4           19 3/4           0.10

                              1998
                    (through March 25, 1998)            1st           $29 7/8          $20 1/2           0.10

         As of March 25, 1998, the approximate number of record holders of the Company's Common Stock was 785, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NASDAQ NMS on such date was $29.50 per share.

         The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, general business conditions and other matters deemed relevant by the Company's Board of Directors.

         The terms of the Company's 8% Convertible Cumulative Preferred Stock (Liquidation Preference $1,000 per share) (the "8% Preferred Stock") do not permit the payment of cash dividends on Common Stock if dividends on the 8% Preferred Stock are in arrears. The holders of shares of 8% Preferred Stock are entitled to receive cumulative cash dividends, when, as and if declared by the Board of Directors, out of assets of the Company legally available therefor, at the annual rate of 8% of their liquidation preference, or $6.66 2/3 per share per month.

         The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general, business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under the Indenture for its 7.84% Senior Notes due 2006 (the "Senior Note Indenture") from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), if an event of default exists under any such agreement at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since October 1, 1996, (the "Measure Date") exceed the sum of:(i) 50% of the Company's Consolidated Net Income (as defined in the Senior Note Indenture), accrued from the Measure Date to the end of the quarter ending not less than 45 days prior to the dividend payment date; (ii) $15 million; and (iii) the net proceeds of any sale of capital stock subsequent to the Measure Date. In addition, the Syndicated Credit Agreement and other debt agreements of the Company, the Company may be prohibited from paying dividends if it fails to maintain specified minimum levels of net worth, net earnings to debt service and dividends ratios, and certain other financial ratios.

         The ability of the Company to pay dividends may also be restricted by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over the Company and its subsidiaries. See "BUSINESS--Regulation --Banking Operations--Federal Regulation--Dividend Restrictions."

         The Puerto Rico Internal Revenue Code generally imposes a 10% withholding tax on the amount of any dividends paid by Doral to individuals, whether residents of Puerto Rico or not, trusts, estates, special partnerships and non-resident foreign corporations and partnerships at a special 10% withholding tax. Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 10% tax will not be withheld from such year's distributions.

         United States citizens who are non-residents of Puerto Rico may also make such an election except that notwithstanding the making of such election a 10% withholding will still be made on the amount of any dividend distribution unless the individual files with the Company, prior to the first distribution date for the taxable year, a certificate to the effect that said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, in which case dividend distributions will not be subject to Puerto Rico.

         United States income tax law permits a credit against United States income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data for the Company on a historical basis for each of the five years ended December 31, 1997. This information should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained herein.

                                                                         YEAR ENDED DECEMBER 31,
                                                  1997             1996            1995            1994            1993
                                              -----------      -----------     -----------     -----------     -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income                               $    90,131      $    66,987     $    61,907     $    46,508     $    23,775
Interest expense                                   61,438           46,443          43,380          23,252           9,710
                                              -----------      -----------     -----------     -----------     -----------
Net interest income                                28,693           20,544          18,527          23,256          14,065
Provision for loan losses                             600              655             110             168              23
                                              -----------      -----------     -----------     -----------     -----------
Net interest income after
provision for loan losses                          28,093           19,889          18,417          23,088          14,042
Non-interest income                                45,286           40,846          29,930          25,535          46,453
Non-interest expense                               35,582           29,456          26,287          29,878          29,574
                                              -----------      -----------     -----------     -----------     -----------
Income before taxes, cumulative effect
  and extraordinary items                          37,797           31,279          22,060          18,745          30,921
                                              -----------      -----------     -----------     -----------     -----------
Income taxes                                        5,249            4,238           2,500           2,530           9,601
Income before cumulative effect and                32,548           27,041          19,560          16,215          21,320
  extraordinary item
Cumulative effect of change in
  accounting principle                                 --               --              --           1,215              --
                                              -----------      -----------     -----------     -----------     -----------
Income before extraordinary item                   32,548           27,041          19,560          17,430          21,320
Extraordinary item -
  non-cash loss on extinguishment of debt          12,317              --              --              --               --
                                              -----------      -----------     -----------     -----------     -----------
Net income                                    $    20,231      $    27,041     $    19,560     $    17,430     $    21,320
                                              ===========      ===========     ===========     ===========     ===========
Cash dividends paid                           $     7,199      $     6,008     $     4,374     $     3,943     $     3,142
                                              ===========      ===========     ===========     ===========     ===========

BALANCE SHEET DATA:(1)
Mortgage loans held for sale                  $   406,297      $   261,608     $   245,484     $   263,773     $   262,515
Securities held for trading, net                  620,288          436,125         418,348         327,960         129,180
Securities held to maturity                       143,534          107,222          77,945          66,804           6,530
Security available for sale                       240,876           12,007          14,579              --              --
Loans receivable, net                             133,055          128,766          51,355          34,809           9,561
Total assets                                    1,857,789        1,106,083         917,922         768,019         486,431
Loans payable and securities
  sold under agreements to repurchase           1,103,448          584,294         598,436         569,436         335,994
Notes payable                                     164,934          152,126          51,682          17,055              --
Deposits accounts                                 300,494          158,902          95,740          66,471          26,451
Stockholder's equity                              186,955          150,531         129,017          90,496          76,945

PER SHARE DATA:(2)
Basic:
  Income before cumulative effect
    and extraordinary item                    $      1.77      $      1.49     $      1.33     $      1.15     $      1.58
  Cumulative effect                                    --               --              --            0.08              --
  Extraordinary item                                (0.67)              --              --              --              --
                                              -----------      -----------     -----------     -----------     -----------
  Net income                                  $      1.10      $      1.49     $      1.33     $      1.23     $      1.58
                                              ===========      ===========     ===========     ===========     ===========

                                                                         YEAR ENDED DECEMBER 31,
                                                  1997             1996            1995            1994            1993
                                              -----------      -----------     -----------     -----------     -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Diluted:(2)
  Income before cumulative effect and
    extraordinary item                        $      1.70      $      1.42     $      1.27     $      1.07     $      1.41
 Cumulative effect                                     --               --              --            0.08              --
  Extraordinary item                                (0.64)              --              --              --              --
                                              -----------      -----------     -----------     -----------     -----------
Net income                                    $      1.06      $      1.42     $      1.27     $      1.15     $      1.41
                                              ===========      ===========     ===========     ===========     ===========
Cash dividends
  Common Stock                                       0.39             0.33            0.29            0.26            0.20
  Serial A Preferred Stock                             --           0.3825            1.05            1.05            1.05
  8% Convertible Cumulative Preferred
    Stock                                           15.33               --              --              --              --
Weighted average shares outstanding:
  Basic                                        18,340,079       18,133,122      14,615,840      13,885,468      13,229,708
  Diluted                                      19,364,316       19,362,536      15,520,270      15,153,928      15,033,928
OPERATING DATA:
Mortgage loans originated                     $ 1,037,000      $   817,000     $   636,000     $   824,000     $ 1,433,000
  and purchased
  Loan Servicing Portfolio                    $ 4,655,000      $ 3,068,000     $ 2,668,000     $ 2,644,000     $ 2,375,000
SELECTED RATIOS:(3)
Return on Average Assets                             1.37%            2.68%           2.32%           2.78%           5.28%
Return on Average Equity                            11.99%           19.35%          17.82%          20.82%          31.49%
Dividend Payout Ratio for Common Stock              36.79%           23.24%          22.83%          22.61%          14.18%
Average Equity to Average Assets                    11.39%           13.81%          13.02%          13.35%          16.77%

---------------------

(1) Certain reclassifications of prior years' data have been made to conform to 1997 classifications.
(2) Adjusted to reflect a two-for-one stock split effective December 10, 1993 and a two-for-one stock split effective August 28, 1997.
(3) The Return on Average Assets Ratio, Return on Average Equity Ratio and the Dividend Payout Ratio for Common Stock based on income before extraordinary item for 1997 would have been 2.19%, 19.29% and 22.94%, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Doral has been engaged in the mortgage banking business since 1972. Doral is the leading originator of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased by Doral was approximately $1.04 billion , $817 million, $636 million, $824 million and $1.4 billion for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively. The Company issued $497 million of GNMA mortgage-backed securities to rank No. 1 in Puerto Rico and No. 27 in the United States in such issuances for the year ended December 31, 1997 according to the "Mortgage Marketplace."

         The Company's mortgage servicing portfolio has increased from approximately $2.4 billion as of December 31, 1993 to approximately $4.7 billion as of December 31, 1997. The Company's traditional strategy has been to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations. During 1997, the Company purchased approximately $1.0 billion in mortgage servicing rights. While the Company will continue to emphasize internal loan originations as the principal method to increase the size of its mortgage servicing portfolio, it also intends to purchase mortgage servicing rights from third parties to the extent it can identify attractive opportunities.

         The Company entered the banking business in September 1993 through the acquisition of a federal thrift institution, Doral Bank (formerly Doral Federal Savings Bank). In October 1997, Doral Bank converted its charter to that of a Puerto Rico commercial bank and currently operates through five branches in the San Juan, Puerto Rico metropolitan area. For the years ended December 31, 1995, 1996 and 1997 Doral Bank's net income was $1.5 million, $2.3 million and $5.0 million respectively. The increases in net income reflects a substantial increase in interest earning assets during these periods. Doral Bank increased its assets from $160.4 million as of December 31, 1995 to $280.7 million and $427.6 million as of December 31, 1996 and 1997, respectively. This growth was funded largely through increases in certificate of deposit accounts, non-interest bearing deposits from affiliated companies, advances from the Federal Home Loan Bank of New York ("FHLB-NY") and the private placement of five year notes secured by FHLB-NY letters of credit with U.S. corporations electing the benefits of Section 936.

         In September 1996, the Company entered the securities business through the establishment of Doral Securities, a broker-dealer subsidiary that operates through a single branch office located in San Juan, Puerto Rico.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND
1995.

         GENERAL

         Doral's results of operations are primarily influenced by: (i) the direction of interest rates; (ii) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates and the strength of the economy in Puerto Rico; and (iii) the relationship between mortgage interest rates and the costs of funds.

         The principal components of Doral's revenues are: (i) net interest income; (ii) mortgage loan sales and fees; (iii) servicing income; (iv) gain on sale of servicing rights; and (v) other income.


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                        1997       1996       1995
                                                        ----       ----       ----
                                                          (DOLLARS IN THOUSANDS)
             Interest income .....................    $90,131    $66,987    $61,907
             Interest expense ....................     61,438     46,443     43,380
                                                      -------    -------    -------
             Net interest income .................     28,693     20,544     18,527
             Mortgage loan sales and fees ........     28,588     26,610     13,528
             Servicing income ....................     14,995     11,659     10,577
             Gain on sale of servicing rights ....        -0-      1,813      5,205
             Other income ........................      1,703        764        620

         Net Income. The Company's income from operations for the year ended December 31, 1997 increased to $32.5 million compared to $27.0 million for 1996 and $19.6 million for 1995. After an extraordinary non-cash charge of $12.3 million, net income for the year ended December 31, 1997 was $20.2 million compared to $27.0 million for 1996 and $19.6 million for 1995. The extraordinary non-cash charge was related to the exchange by the Company of convertible preferred stock for outstanding convertible subordinated debentures. See "Liquidity and Capital Resources" and Note 3 and Note 26 to the Company's Consolidated Financial Statements for additional information regarding this transaction. Consolidated results include the operations of Doral Bank, which contributed approximately $5.0 million to the Company's consolidated net earnings in 1997, compared to $2.3 million for 1996 and $1.5 million for 1995.

         Net Interest Income. Net interest income is the difference between the interest earned by Doral on its interest earning assets and the interest paid by Doral on its interest bearing liabilities and amortization of the Company's interest only strips. See "Amortization of IOs and MRSs". The conditions that affect net interest income from period to period include the relationship between interest income earned by Doral on its interest earnings assets and interest expense paid by Doral on its interest bearing liabilities, the amount of interest earning assets held by Doral and the average holding period between the time mortgage loans (including mortgage-backed securities) are originated and sold as part of Doral's mortgage banking activities.

         In each year since Doral's inception, interest income earned by Doral on its interest earning assets has exceeded Doral's interest expense. Doral's net interest income increased by approximately 40% from 1996 to 1997 compared to an 11% increase from 1995 to 1996. The increase in net interest income for both 1997 and 1996 is principally due to an increase in Doral's total interest income as a result of an increase in its interest earning assets. Doral Bank contributed approximately $10.1 million or 35% of the consolidated net interest income of the Company for the year ended December 31, 1997, compared to $6.9 million or 34% of consolidated net interest income for the year ended December 31, 1996 and to $4.3 million or 23% of consolidated net interest income for the year ended December 31, 1995.

         The following table presents for the Company for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average of month-end balances for the Company and its non-banking subsidiaries and average daily balances for Doral Bank, in each case during the periods presented.


                                                                        YEARS ENDED DECEMBER 31,
                                        ----------------------------   ---------------------------   ------------------------------
NET INTEREST INCOME                                   1997                         1996                            1995
--------------------------------------------------------------------   ---------------------------   ------------------------------
                                                             AVERAGE                       AVERAGE                          AVERAGE
                                          AVERAGE             YIELD/    AVERAGE             YIELD/     AVERAGE               YIELD/
                                          BALANCE   INTEREST   RATE     BALANCE  INTEREST    RATE      BALANCE   INTEREST     RATE
                                        ----------  -------- -------   --------  --------  -------   ----------  --------   -------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:

    LOANS                               $  371,099   $32,768    8.83%  $341,532   $31,410     9.20%  $  300,878   $28,213      9.38%
    MORTGAGE-BACKED SECURITIES             607,944    45,464    7.48%   460,415    32,106     6.97%     412,725    31,883      7.72%
    INVESTMENT SECURITIES                   71,444     5,454    7.63%    30,009     2,031     6.77%       8,966       490      5.47%
    OTHER INTEREST-EARNINGS ASSETS(1)       90,364     6,445    7.13%    20,850     1,440     6.91%      18,585     1,321      7.11%
TOTAL INTEREST BEARING ASSETS           $1,140,851   $90,131    7.90%  $852,806   $66,987     7.85%  $  741,154   $61,907      8.35%

INTEREST-EARNING LIABILITIES
    LOANS PAYABLE                       $  188,880   $13,325    7.05%  $202,850   $13,621     6.71%  $  219,750   $15,713      7.15%
    REPURCHASE AGREEMENTS                  548,310    31,665    5.78%   385,710    21,002     5.45%     368,175    21,712      5.90%
    DEPOSITS                               229,575    10,014    4.36%   145,590     5,526     3.80%     105,175     3,361      3.20%
    OTHER BORROWED FUNDS(2)                 92,706     6,434    6.94%    84,120     6,294     7.48%      33,923     2,594      7.65%
TOTAL INTEREST BEARING LIABILITIES      $1,059,471   $61,438    5.80%  $818,270   $46,443     5.68%  $  727,023   $43,380      5.97%

    NET INTEREST BEARING ASSETS         $   81,380                     $ 34,536                      $   14,131
    NET INTEREST INCOME                              $28,693                      $20,544                         $18,527

    INTEREST RATE SPREAD(3)                                     2.10%                         2.17%                            2.38%
    INTEREST RATE MARGIN(3)                                     2.52%                         2.41%                            2.50%
    NET INTEREST-EARNINGS ASSETS RATIO                        107.68%                       104.22%                          101.94%

--------------------
(1) Consist of money market instruments, reverse repurchase agreements and deposits in other banks.

(2) Consist of FHLB-NY advances, notes payable and convertible subordinated debentures.

(3) Interest rate spread represents the difference between the Company's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest earning assets.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-rated assets and liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.


-----------------------------------------------------  ----------------------------------     ----------------------------------
NET INTEREST VARIANCE ANALYSIS                               1997 COMPARED TO 1996                 1996 COMPARED TO 1995
                                                           INCREASE/(DECREASE) DUE TO:           INCREASE/(DECREASE DUE TO:
                                                        VOLUME        RATE        TOTAL:       VOLUME        RATE        TOTAL:
-----------------------------------------------------  --------     --------     --------     --------     --------     --------
                                                                                (DOLLARS IN THOUSANDS)
             INTEREST-EARNING ASSETS:
                 LOANS                                 $  2,719     ($ 1,361)    $  1,358     $  3,812     ($   615)    $  3,197
                 MORTGAGE-BACKED SECURITIES              10,288        3,070       13,358        3,684       (3,461)         223
                 INVESTMENT SECURITIES                    2,804          619        3,423        1,150          391        1,541
                 OTHER INTEREST-EARNING ASSETS            4,801          204        5,005          161          (42)         119
                                                       --------     --------     --------     --------     --------     --------

                 TOTAL INTEREST-EARNING ASSETS         $ 20,612     $  2,532     $ 23,144     $  8,807     ($ 3,727)    $  5,080
                                                       --------     --------     --------     --------     --------     --------

             INTEREST-BEARING LIABILITIES
                 LOANS PAYABLE                             (938)         642         (296)      (1,208)        (884)      (2,092)
                 REPURCHASE AGREEMENTS                    8,854        1,809       10,663        1,034       (1,744)        (710)
                 DEPOSITS                                 3,188        1,300        4,488        1,292          873        2,165
                 OTHER BORROWED FUNDS                       642         (502)         140        3,838         (138)       3,700
                                                       --------     --------     --------     --------     --------     --------

                 TOTAL INTEREST-BEARING LIABILITIES    $ 11,746     $  3,249     $ 14,995     $  4,956     ($ 1,893)    $  3,063
                                                       --------     --------     --------     --------     --------     --------


                 NET INTEREST-EARNINGS ASSETS          $  8,866     ($   717)    $  8,149     $  3,851     ($ 1,834)    $  2,017
                                                       ========     ========     ========     ========     ========     ========

         Interest Income. Doral's total interest income increased from approximately $61.9 million during 1995 to $67.0 million during 1996 to $90.1 million during 1997. The increase in interest income is primarily related to the increase in the Company's total average interest earning assets which increased by approximately $288 million during 1997 and by approximately $112 million during 1996.

         Interest income on loans increased by $1.4 million or 4% during 1997 as compared to 1996 and by $3.2 million or 11% during 1996 as compared to 1995. The increase during 1997 reflected an increase on interest income received by Doral Bank on loans of $7.6 million during 1997 as compared to 1996, this increase was partially offset by a decrease of $6.2 million on interest income on loans received by Doral's mortgage banking units, reflecting increased sales and securitization of whole loans.

         Interest income on mortgage-backed securities increased by $13.4 million or 42% during 1997 as compared to 1996 after increasing by only $223,000 or 1% from 1995 to 1996. The increase during 1997 compared to 1996 reflected an increase in the average balance of mortgage-backed securities, which increased from $460 million to $608 million during this period. The increase in mortgage-backed securities reflected the strategy of the Company to hold Puerto Rico tax exempt GNMA securities for longer periods prior to sale in order to maximize tax exempt interest income on such securities as well as to hold such securities pending the implementation of legislative changes in Puerto Rico modifying the tax exempt status of such securities. See "Recent Developments - Changes in Puerto Rico Tax Laws Affecting Tax Exempt Status of FHA and VA Loans."

         Interest income with respect to investment securities increased by $3.4 million or 169% from 1996 to 1997 and by $1.5 million or 314% from 1995 to 1996. The increase in interest income reflected the strategy of Doral to increase its tax exempt interest income by investing in U.S. Treasury and Agency securities, the interest on which is tax exempt under Puerto Rico law and is not subject to U.S. income taxation in the case of Doral, because of Doral's status as a foreign corporation for U.S. income tax purposes. Doral's average balance of investment securities was $71 million for the year ended December 31, 1997 as compared to $30 million and $9 million for the years ended December 31, 1996 and 1995, respectively.

         Interest income with respect to other interest-earning assets increased by $5.0 million or 348% from 1996 to 1997 as compared to an increase of only $119,000 from 1995 to 1996. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits and reverse repurchase agreements. The increase from 1996 to 1997 was due primarily to higher liquidity in the banking and broker-dealer subsidiaries of the Company and the investment of such liquidity in reverse repurchase agreements and term deposits. The increase in interest income from other interest-earning assets reflects Doral's strategy to diversify its sources of interest income by entering into new business segments.

         Interest Expense. Doral's total interest expense increased to $61.4 million during 1997 compared to $46.4 million for 1996, an increase of 32%. Interest expense during 1996 increased by $3.1 million compared to 1995 an increase of 7%. The large increase in interest expense for 1997 was due primarily to the increase in the amount of Doral's interest-bearing liabilities used to fund the increase in the Company's interest earning assets. Average interest bearing liabilities increased to $1.1 billion at an average cost of 5.80% for the year ended December 31, 1997, compared to $818 million at an average cost of 5.68% for the year ended December 31, 1996 and $727 million at an average cost of 5.97% for the year ended December 31, 1995.

         Interest expense related to loans payable decreased by $296,000 million or 2.2% 1996 from 1997 and also decreased from 1995 to 1996 by $2.1 million or 13%. The decrease during 1997, 1996 and 1995 were largely the result of the Company's efforts to diversify its funding sources by obtaining lower cost borrowings as well as longer term borrowings. The weighted-average interest rate cost for borrowings under the Company's warehouse lines of credit was 7.05% for 1997 compared to 6.71% for 1996 and 7.15% for 1995.

         Interest expense related to securities sold under agreements to repurchase increased by $10.7 million or 51% during 1997 as compared to 1996 after having decreased by $710,000 during 1996 as compared to 1995. The increase during 1997 reflected increased borrowings to finance mortgage-backed securities and other investment securities at the Company's mortgage banking units. The weighted average interest rate of Doral's borrowings under repurchase agreements was 5.78% for 1997, 5.45% for 1996 and 5.90% for 1995.

         Interest expense on deposits increased by $4.5 million or 81% during 1997 as compared to 1996 and increased by $2.2 million or 64% during 1996 as compared to 1995. The increase in interest expense on deposits reflects the increase in deposits held at Doral Bank which increased from $95.7 million as of December 31, 1995 to $158.9 million as of December 31, 1996 and $300.5 million as of December 31, 1997. The growth in deposits reflects the opening of additional branches by Doral Bank, which now operates through five branches, and the offering of competitive rates. Doral Bank intends to continue its branch expansion program during 1998. Doral Bank's average interest cost on deposits was 4.36% during 1997, 3.80% during 1996 and 3.20% during 1995. As of December 31, 1997, approximately, $50.7 million ($5.4 million of such deposits are not reflected in Doral's Consolidated Financial Statements because of inter-company eliminations) or 16.9% of total deposits held at Doral Bank consisted of non-interest bearing accounts comprised primarily of servicing accounts and corporate deposit accounts maintained by Doral and its affiliates.

         Interest expense on other borrowed funds increased by $140,000 or 2.2% during 1997 as compared to 1996 and increased by $3.7 million or 143% during 1996 as compared to 1995. Interest expense on other borrowed funds includes various term notes issued by Doral Bank, the Company's $75 million senior notes due October 10, 2006 and Doral Bank's advances from the FHLB-NY as well as various other borrowings. The increase in interest expense in other borrowed funds from 1996 to 1997 was primarily due to long-term advances from the FHLB-NY taken during 1997, while the increase from 1995 to 1996 was due to the issuance of the Company's $75 million senior notes due October, 2006 and the issuance of various term notes issued by Doral Bank.

         Provision for Loans Losses. The provision for loan losses relates to loans held by Doral Bank and is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on the Company's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value of any underlying collateral and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by the Company in determining the allowance for loan losses.

         The Company made provisions to its allowance for loan losses of $600,000, $655,000 and $110,000, for the years ended December 31, 1997, 1996 and
1995. The provision was $55,000 less during 1997 versus 1996 because of the stability of the size of the loan portfolio as a result of loan sales and improvement in delinquency ratios experienced during 1997. The provision increased by $545,000 from 1995 to 1996 primarily as a result of the increase in the size of Doral Bank's loan portfolio and an increase in the amount of construction loans and commercial mortgage loan for which Doral Bank provides a higher allowance for loan losses.

         Revenues from Mortgage Loan Sales and Fees. Revenues from Mortgage Loan Sales and Fees consist of the following components: (i) gains on sales of loans and origination fees (net of direct loan origination costs), (ii) net gains or losses on hedging instruments and (iii) unrealized gains or losses on securities held for trading.

         Revenues from mortgage loan sales and fees increased by 7% during 1997, compared to 97% in 1996 and to 28% in 1995. The increases in 1997 and 1996 were the result of increased volume and profitability on sales of various loans products including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors.

         The Company creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. See Note 2 to the Company's Consolidated Financial Statements. IOs are created on the sale of loans by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a basic servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IO is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on sale of loan and is recorded as a component of "Mortgage Loan Sales and Fees" on the Company's Consolidated Statement of Income. Sales of mortgage loans made during 1997 resulted in the recording of approximately $14.5 million of IOs compared to $15.9 million and $2.6 million in 1996 and 1995, respectively. The unamortized balance IOs are reflected in the Company's Consolidated Balance Sheet as a component of "Securities held for trading." See "Amortization of IOs and MSRs."

         Beginning with the second quarter of 1995, following the implementation by the Company of SFAS No. 122 (later superseded by SFAS 125), whenever the Company originates a mortgage loan it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the discounted present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of loans and is recorded as a component of "Mortgage Loan Sales and Fees" on the Company's Consolidated Statement of Income. During the years ended December 31, 1997, 1996 and 1995, the Company capitalized $28.9 million, $10.8 million and $8.2 million respectively, in servicing assets. The increase in the creation of servicing assets reflects increased mortgage originations during such periods as well as bulk purchases of servicing rights made during 1997. The unamortized balance of the servicing asset is reflected on the Consolidated Balance Sheet of the Company. See "Amortization of IOs and MSRs."

         For the years ended December 31, 1997 and 1995, the increase in mortgage loan sales and fees was net of losses on options and futures contracts used for hedging purposes in the amount of $2.1 and $5.4 million, respectively, while in 1996 such hedging activities produced gains in the amount of $3.1 million, thereby increasing mortgage loan sales and fees by the same amount.

         Pursuant to SFAS 115, the Company includes in earnings any unrealized gains or losses in the market value of its securities held for trading. For the years ended December 31, 1997, 1996 and 1995, revenues from mortgage loan sales and fees included $6.6 million, $2.9 million and $3.4 million, respectively, of unrealized gains on the value of its securities held for trading. The increase in 1997 compared to 1996 was primarily due to an increase in the volume of securities held for trading and an increase in the market value of Puerto Rico tax exempt GNMA securities following the Puerto Rico tax law changes that prospectively limited the tax exempt status of certain GNMA securities. See "Recent Developments Changes in Puerto Rico Tax Laws Affecting the Exempt Status of FHA and VA Loans."

         Servicing Income. Servicing income represents revenues earned by Doral for administering mortgage loans. Doral's loan servicing fees depend on the type of mortgage loan being serviced and range from 0.25% to 0.50% of the declining outstanding principal amount of such loan. The size of Doral's loan servicing portfolio and the amount of its servicing fees have increased substantially since Doral's inception as a result of increases on loan originations and the size of its servicing portfolio. Since 1993, the Company's strategy has been to rely primarily an internal mortgage loan originations to increase the size of its servicing portfolio. During the second and third quarters of 1997, the Company engaged in several bulk purchases of mortgage servicing rights, aggregating approximately $1.0 billion. The Company anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         Servicing fees increased 29% from 1996 to 1997 and 10% from 1995 to 1996. Loan servicing fees, however, decreased 8% from 1994 to 1995. Increases in the amount of loan servicing fees for 1997 and 1996 were primarily due to increases in the principal amount of loans serviced as compared to prior years. The mortgage servicing portfolio was approximately $4.7 billion at December 31, 1997, compared to $3.1 billion as of December 31, 1996 and $2.7 billion as of December 31, 1995. The decrease in loan servicing income during 1995 was due primarily to sales of mortgage servicing rights made during 1995 and the last quarter of 1994 aggregating approximately $512 million. At December 31, 1997, less than 1% of the Company's servicing portfolio was related to mortgages originated outside Puerto Rico (all of which were originated in Florida).

         The amount of principal prepayments on mortgage loans serviced by the Company was $279 million, $201 million, and $160 million for the years ended December 31, 1997, 1996 and 1995, respectively. This represented approximately 8%, 7%, and 6% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid was $37,800, $35,360, and $37,800, respectively. The primary means used by the Company to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

         Gain on Sale of Servicing Rights. During the years ended December 31, 1996 and 1995, the Company sold servicing rights of $102 million and $310 million, respectively, realizing pretax gains of approximately $1.8 million and $5.2 million, respectively. No such sales where made during 1997. While the Company's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights to the mortgage loans it originates, the Company may sell servicing rights in the future when market conditions are favorable.

         Amortization of IOs and MSRs. IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IO. See Note 2 to the Company's Consolidated Financial Statements for additional information regarding the accounting treatment of IOs. Amortization of such IOs for each of the years ended December 31, 1997, 1996, and 1995 was approximately $4.0 million, $1.6 million and $988,000, respectively.

         The Company's servicing assets are amortized in proportion to, and over the period of estimated servicing income. Amortization of servicing assets is included as a component of "Other Expenses" in the Company's Consolidated Financial

Statements. During 1997, total amortization of servicing assets amounted to $3.4 million versus $1.0 million for 1996 and $562,000 for 1995.

         Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and servicing assets can adversely affect the Company's revenues and liquidity by increasing the amortization rates for servicing assets and IOs as well as requiring the Company to recognize an impairment against income over and above scheduled amortization. See "Interest Rate Management." The portion of the Company's mortgage servicing portfolio consisting of MSRs that were originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

         Other Income and Non-Interest Expense. Other non-interest income increased 123% in 1997 as compared to 1996, and 23% from 1995 to 1996. The increases during 1997 and 1996 were due primarily to increased commissions and fees earned by Doral Bank and Doral Securities.

         Total non-interest expense increased by 21% in 1997 as compared to 1996 and 12% from 1995 to 1996, reflecting additional costs associated with expanding the Company's customer base and loan origination capacity.

         Puerto Rico Income Taxes. The Puerto Rico maximum statutory corporate income tax rate is 39%. For 1997, the effective income tax rate of Doral was 13.9% as compared to 13.5% for 1996 and 11.3% for 1995. The increase in effective tax rates for 1997 and 1996 compared to 1995 was mainly due to a non recurring deduction taken in 1995 for the value of shares previously granted under employment agreements. No such deduction was made in 1997 or 1996.

         The lower effective tax rates (as compared to the maximum statutory rate) experienced by Doral, reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by property located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. Net income tax savings to Doral attributable to this exemption amounted to approximately $8.1 million, $8.5 million, and $4.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. See Note 21 to the Company's Consolidated Financial Statements for a reconciliation of the provision for income taxes to the amount computed by applying the applicable Puerto Rico statutory tax rates to income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the loan originations increases. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowing under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, the Company has also relied on privately-placed and publicly offered debt financing and public offerings of preferred and common stock. Doral Bank, the Company's bank subsidiary, also relies on deposits, borrowing from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY.

         The Company is dependent upon its ability to access warehouse, gestation and repurchase facilities in addition to its ability to continue to pool and sell loans in the secondary market. Doral borrows money under warehousing lines of credit to fund its mortgage loan originations and repays the borrowing as the mortgages are sold. The warehousing lines of credit then become available for additional borrowing. Included among Doral's warehousing line of credit facilities are gestation or pre-sale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. Doral's warehousing lines of credit are generally subject to termination at the discretion of the lender. The Company has several warehousing and gestation facilities totaling $702 million as of December 31, 1997. See Note 15 to the Company's Consolidated Financial Statements included elsewhere herein for more information on the Company's warehousing lines of credit.

         The Company also had available repurchase agreements lines of credit (excluding the gestation lines referred to above) of approximately $1.2 billion at the end of 1997. Under these agreements, Doral sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. Doral uses the proceeds of such sales to repay borrowings under its warehousing lines of credit and to finance the cost of carrying its mortgage-backed securities and other investment securities. The effective costs of funds under repurchase agreements is typically lower than the cost of funds borrowed under Doral's warehousing lines of credit. Doral's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions. See Note 16 to the Company's Consolidated Financial Statements included elsewhere herein for more information on the Company's repurchase agreements.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors and mortgage loans sold to certain other purchasers, require Doral to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Doral generally recovers funds advanced pursuant to these arrangements within 30 days. During the year ended December 31, 1997, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $4.5 million.

         Doral Bank obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of December 31, 1997, Doral Bank held approximately $300.5 million in deposits (excluding $5.4 million in deposits from affiliates that are eliminated in the preparation of the Company's Consolidated Financial, Statements) at a weighted-average interest rate of 4.36%. For additional information regarding Doral Bank's deposit accounts see
Note 19 to the Company's Consolidated Financial Statements included elsewhere herein. Doral Bank, as a member of FHLB-NY, has access to collateralized borrowing from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At December 31, 1997, Doral Bank had $32 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.25%. In addition, as of December 31, 1997, Doral Bank had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.62%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank Bid Rate for dollar deposits ("LIBID"). The interest rate on such floating rate notes has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to a one-time upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the note as a result of the recent changes to
Section 936 of the Internal Revenue Code. Because Doral Bank has the right to prepay the notes upon an upward adjustment of the rate, in all but one of the three cases in which the investor has requested an upward adjustment, Doral Bank has been successful in negotiating a rate adjustment below 100% of LIBID.

         As of December 31, 1997, the Company and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e. total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 3%). Set forth below are the Company's and Doral Bank's regulatory capital ratios as of December 31, 1997, based on existing Federal Reserve and FDIC guidelines.

                                                                  THE
                                                                  ---
                                                                COMPANY   DORAL BANK
                                                                -------   ----------
             Tier 1 Capital Ratio (Tier 1 capital.............    18.0%      18.5%
             to risk weighted assets)
             Total Capital (total capital to risk
             weighted assets).................................    18.2%      19.0%
             Leverage Ratio (Tier 1 capital to
             average assets)..................................    10.1%       9.6%

         As of December 31, 1997, Doral Bank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

         On October 22, 1997, the Company completed the exchange of the $8,460,00 outstanding principal amount of the Company's 8.25% Convertible Subordinated Debentures due January 1, 2006 (the "Convertible Debentures") held by a private investor for 8,460 shares of its 8% Convertible Cumulative Preferred Stock (Liquidation Preference $1,000 per share) (the "8% Preferred Stock"). Notwithstanding the fact that the conversion rights of the 8% Preferred Stock and the Convertible Debentures were identical, Accounting Principals Board Opinion No. 26 ("APB 26") required the Company to record an extraordinary non-cash charge to earnings of approximately $12.3 million for the fourth quarter of 1997, which amount is equal to the difference between the fair market value of the shares of 8% Preferred Stock issued pursuant to the exchange and the net carrying amount of the Convertible Debentures on the Company's financial statements. As a result of the appreciation in the price of the Company's Common Stock since the issuance of the Convertible Debentures in 1995, the fair market value of the shares of 8% Preferred Stock, which are directly related to the value of the Company's Common Stock, exceeded the net carrying amount of the Convertible Debentures by approximately $12.3 million. The Company's retained earnings were reduced by the amount of the charge and the Company's paid-in-capital account was simultaneously increased by approximately $20.8 million, which represents the sum of the charge and the elimination of the indebtedness represented by the Convertible Debentures, resulting in a net increase in the Company's stockholders' equity of approximately $8.5 million. This non-cash charge was recorded during the fourth quarter as an extraordinary item on the Company's financial statements and did not affect the Company's income from operations.

         On February 19, 1998, the Company completed the sale of 1,817,000 shares of Common Stock pursuant to a underwritten public offering at a price to the public of $24.00 per share, resulting in net proceeds to the Company of approximately $40.9 million before deducting expenses of the offering.

         Doral expects that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

         At December 31, 1997, the Company's total assets were $1.9 billion compared to $1.1 billion at December 31, 1996. The increase in assets was due primarily to net increases of $229 million, $184.2 million and $144.7 million in securities available for sale, securities held for trading, and mortgage loans held for sale, respectively. Total liabilities were $1.7 billion at December 31, 1997, compared to $956 million at December 31, 1996. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase and deposit accounts at Doral Bank. The additional leverage was used to finance the increase in the Company's interest earning assets. At December 31, 1997, deposit accounts totaled $300.5 million, compared to $159 million at December 31, 1996. Deposit accounts include $50.7 million in non-interest bearing demand deposits representing escrow funds from the servicing operations of the Company's mortgage banking units. As of December 31, 1997, Doral Bank had $428 million in assets, compared to $281 million at December 31, 1996.

INTEREST RATE MANAGEMENT

         General. Changes in interest rates can have a variety of effects on the Company's business. In particular, changes in interest rates affect the volume of mortgage loan originations, the interest rate spread on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans and the value of the Company's loan servicing portfolio and securities holdings.

         Lower interest rates tend to increase demand for mortgage loans for home purchases, as well as the demand for refinancing of existing mortgages. Higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans and reduce demand for refinance loans. A substantial portion of the Company's total mortgage loan originations have consistently been comprised of refinance loans. For the years ended December 31, 1997, 1996 and 1995, refinance loans represented approximately 51%, 47% and 41%, respectively, of the Company's total dollar volume of mortgage loans originated. As a result, higher interest rates may adversely affect the volume of loan originations and income related to mortgage production. Although the Company has increased home purchase originations, a significant future increase in mortgage interest rates in Puerto Rico would adversely affect the Company's business if it results in a significant decrease in refinancing of mortgage loans.

         Mortgage Banking Operations. Changes in prevailing long-term market interest rates between the time the Company commits to or establishes an interest rate on a mortgage loan and the time commitments to purchase the mortgage loan are obtained or the loan is sold affect Doral's gain or loss on the sale of such mortgage loan. The Company does not generally hedge conventional loans in the pipeline or in the process of origination because the Company does not generally permit customers to lock-in an interest rate prior to closing. Instead, the interest rates on loans are generally fixed at closing based on a certain spread over a prevailing rate that adjusts weekly based on the FHLMC auction for residential mortgages. For FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to sell or to obtain commitments for the purchase of such loans or mortgage-backed securities as soon as practicable following the funding of such loans. Conforming loans are normally sold to institutional investors or to FNMA and FHLMC. To the extent the Company does engage in offerings of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments to purchase such loans at the time it fixes the rates for the loans. As of December 31, 1997, the Company had $175 million of commitments by third party investors to purchase mortgage loans and mortgage-backed securities. Nonconforming conventional loans are normally sold in bulk to local financial institutions or packaged into collateralized mortgage obligations. The sale of non-conforming conventional loans normally takes longer than the sale of conforming mortgage loans. Accordingly, the Company attempts to manage this interest rate risk through the purchase of listed options on U.S. Treasury Securities, as well as through the purchase of option contracts in the over-the-counter market on other interest rate sensitive instruments, which tend to increase in value when interest rates increase.

         In the case of Puerto Rico tax exempt GNMA securities, the Company normally holds such securities for longer periods prior to sale to maximize its net interest income and to take advantage of the tax exempt status of the interest on such securities under Puerto Rico law. Prices for tax exempt GNMA securities in Puerto Rico tend to be more stable than for U.S. taxable GNMA securities because the tax exempt status of interest paid on these securities under Puerto Rico law makes them more attractive to retail investors. This relative stability of prices for Puerto Rico GNMA securities allows the Company to carry out a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. The Company seeks to protect itself from interest rate risk associated with its inventory of GNMA securities by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market. Options are contracts that grant the purchaser the right to buy or sell the underlying asset by a certain date for a specified price. Interest rate futures are commitments to either purchase or sell designated instruments (such as U.S. Treasury Note contracts or Eurodollar certificates of deposit) at a future date for a specified price. Future contracts are generally traded on an exchange, are marked to market daily and are subject to initial and maintenance margin requirements. For a discussion of recent amendments to Puerto Rico law limiting the type of FHA and VA loans that qualify for tax exemption, see "Recent Developments - Changes in Puerto Rico Tax Laws Affecting Tax Exempt Status of FHA and VA Loans."

         With respect to GNMA securities that are originated by the Company and no longer qualify for Puerto Rico tax exemption, the Company intends to implement a less aggressive hedging strategy because it intends to sell such securities in the United States market as soon as practicable following completion of the securitization process.

         The Company has in place long-term repurchase agreements secured by collateralized mortgage obligations backed by GNMA certificates with a principal amount of approximately $100 million. The Company does not obtain forward commitments or otherwise hedge such securities because they are financed pursuant to long-term repurchase agreements. The Company has the right to substitute similar securities under the repurchase agreements.

         Declines in interest rates can adversely affect the Company's revenues by increasing prepayment rates and causing an increase of the amortization of servicing assets and IOs or causing an impairment to be recognized with respect to such assets. Moreover, increased prepayment rates can reduce the Company's servicing income by decreasing the size of the Company's servicing portfolio. To date, the Company has not used synthetic hedge devices to protect its servicing income or the value of its servicing assets or IOs from the risks of future interest rate fluctuations. The primary means used by the Company to reduce the sensitivity of the Company's servicing income and the value of its servicing asset due to possible reduction of its servicing portfolio has been the development of a strong retail origination network that has allowed the Company to increase or maintain the size of its servicing portfolio even during periods of high prepayments, such as those experienced during 1993.

         The net interest income of the Company is also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. Most of the Company's interest earning assets, including its mortgage-backed securities held for trading, are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowing used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). In order to hedge the interest rate risk associated with the Company's portfolio of securities held for trading and available for sale, the Company may use a variety of hedging instruments including listed put and call options and futures contracts on financial instruments (primarily Eurodollar certificates of deposit and U.S. Treasury note contracts). In determining the amount of its portfolio to hedge, the Company will consider, among other things, the volatility of prices of its securities. As noted above, the price for Puerto Rico tax exempt GNMA securities tend to be more stable than their U.S. counterparts.

         The Company maintains a substantial portfolio of mortgage-backed securities (primarily fixed-rate GNMA certificates) and other investment securities. Generally, the value of fixed rate securities declines when interest rate rise, and conversely, increase when interest rates fall. At December 31, 1997, the Company held $620.3 million of mortgage-backed and other investments (all of which carried fixed interest rates) which were classified as held for trading and reported at fair value, with unrealized gains and losses included in earnings. In addition, at December 31, 1997, the Company held $240.9 million of mortgage-backed securities and other investment securities (all of which carried fixed interest rates) which were classified as available for sale and reported at fair value, with unrealized losses deducted from stockholders equity. Accordingly, declines in the value of the Company's securities held for trading and available for sale could have a negative impact on the Company's earnings or financial condition.

         In the future, Doral and Doral Bank may use alternative hedging techniques including futures, options, interest rate swap agreements or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected.

         Banking Operations. Doral Bank has attempted to limit its exposure to interest rate risk through the use of both the internal management of the composition of its assets and liabilities and through the use of a hedging instruments. Internal asset/liability management techniques involve the attraction of longer term funds through the use of, among other things, brokered certificates of deposits, five year term notes and FHLB-NY advances.

         In addition to the use of the internal asset liability management techniques discussed above, Doral Bank has used interest rate swap agreements to effectively fix the cost of short-term funding sources which are used to finance the funding and holding of interest-earnings assets with longer maturities. An interest rate swap is an agreement where one party (in this case, Doral Bank) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a securities broker-dealer) in exchange for receiving from the second party a variable rate of interest on the same notional amount for a pre-determined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. As of December 31, 1997, the Bank had in place two interest rate swap agreements with an aggregate notional amount of $55.0 million. One such agreement is for a notional amount of $5.0 million and is designed to fixed the interest rate cost on a $5.0 fluctuating rate term note. This agreement ends at the time the related term note matures. Under this Agreement, Doral Bank makes payments based on a fixed interest rate of 4.92% and receives payments based on a fluctuating rate equal to 87% of the three-month LIBOR rate. The second agreement which was entered into on November 5, 1997, is for a notional amount of $50.0 million, has a five year term and is designed to fix the interest rate cost on a portion of Doral Bank's short-term deposit liabilities. Under this second agreement, Doral Bank makes payments based on a fixed interest of 6.125% and receives payments based on a fluctuating rate equal to 100% of the three-month LIBOR rate. The net expense (income) resulting to Doral Bank from its interest rate swaps agreements was approximately $33,000 and $12,000 for the year ended December 31, 1997 and 1996, respectively.

         While to date, Doral Bank has limited its use of synthetic hedging instruments to interest rate swap agreements, it may use other hedging instruments in the future such as options, futures, interest rate collars and caps.

         Interest Rate Sensitivity Analysis. The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997, based on the information and assumptions set forth in the notes below. For purposes of this presentation, the interest-earning components of mortgage loans held for sale and securities held for trading are assumed to mature with one year.

                                                                                                            Non-
   Doral Financial Corporation                                                                            Interest
Interest Rate Sensitivity Analysis            1 Year        1 to 3          3 to 5         Over 5           Rate
      As of December 31, 1997                or Less         Years           Years          Years         Bearing         Total
----------------------------------         ---------------------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
INTEREST EARNING ASSETS:
Total Loans                                $  428,936     $    19,497     $    19,485    $    71,434    $        --    $   539,352
Investment Securities
  Held for Trading                            777,692              --              --             --             --        777,692
  Held to Maturity and Available for Sale      12,900           5,871              --        365,639             --        384,410
Other assets                                       --              --              --             --        156,335    $   156,335
                                           ----------     -----------     -----------    -----------    -----------    -----------

    TOTAL                                  $1,219,528     $    25,368     $    19,485    $   437,073    $   156,335    $ 1,857,789

INTEREST BEARING LIABILITIES:
  Loans Payable                            $  265,306     $        --     $        --    $        --    $        --    $   265,306
  Repurchase Agreements                       838,142              --              --             --             --        838,142
  Deposits                                    130,193          37,832          31,300         34,511         66,658        300,494
  Other Borrowed Funds                         41,834          18,100          40,000         97,000             --        196,934
  Other Liabilities                                --              --              --             --         69,958         69,958
  Stockholder's equity                             --              --              --             --        186,955        186,955
                                           ----------     -----------     -----------    -----------    -----------    -----------

    TOTAL                                  $1,275,475     $    55,932     $    71,300    $   131,511    $   323,571    $ 1,857,789

OFF BALANCE SHEET INSTRUMENTS              $   55,000     $    (5,000)    $   (50,000)            --             --             --

INTEREST RATE SENSITIVITY GAP              $     (947)    $   (35,564)    $  (101,815)   $   305,562    $  (167,236)            --

CUMULATIVE INTEREST RATE SENSITIVITY       $     (947)    $   (36,511)    $  (138,326)   $   167,236             --             --

CUMULATIVE GAP/TOTAL ASSETS                      (.05)%         (1.97)%         (7.45)%         9.00%            --             --


INFLATION

         Doral is affected by inflation in the areas of loan production and servicing fees. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for the Company's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Management" for a discussion of the effects of changes of interest rates on the Company's operations.

CHANGES IN ACCOUNTING STANDARDS

         SFAS No. 128. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement simplifies the standards for computing earnings per share ("EPS") previously found on APB Opinion No. 15, "Earnings Per Share," and makes it comparable to international EPS standards. It replaces the presentation of the primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS computation on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the diluted EPS computation.

         This Statement is effective for financial statements issued after periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of prior-period EPS data presented. The capital structure of the Company is such that the adoption of this new standard will not affect current or prior period presentations of basic or diluted EPS. Accordingly, the Company's basic EPS amounted to $1.10, $1.49 and $1.33, for the years ended December 31, 1997, 1996 and 1995, respectively, while diluted EPS would amount to $1.06, $1.42 and $1.27 for such periods, which is equivalent to the primary EPS and fully diluted EPS previously presented. Earnings per share calculations presented above for 1997 consider a non-cash extraordinary charge of $12.3 million as discussed in Notes 3 and 26 of the Consolidated Financial Statements included herein. Earnings per share on income from operations before the extraordinary event were $1.77 for basic EPS and $1.70 for diluted EPS.

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

         This Statement requires that a public business enterprise report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting descriptive information about the way that the operating segments were determined, the products and the services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general purpose financial statements, and the changes in the measurement of segment amount from period to period. Doral's management has not yet made a determination on the business lines of the Company that fulfill the segment definition described above.

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

YEAR 2000 ISSUES

         The Company has established a corporate-wide task group to oversee the identification, correction, reprogramming and testing of the Company's systems and software applications for year 2000 compliance as well as to identify other possible risks associated with the year 2000 problem. The task group reports directly to the Board of Directors. The year 2000 problem refers to the fact that many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year 2000. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures. The Company will work closely with HRU, Inc., the company that provides data processing services for the Company's mortgage servicing operation, as well as with third party vendors of computer hardware and software applications to ensure that the systems used by HRU, Inc. and the computer hardware and software provided by such other vendors will be year 2000 compliant by the end of 1998.

         The Company intends to devote the resources, which may include external resources, such as consultants, it deems necessary to address this issue and has established the goal of having substantially all its systems and software applications year 2000 compliant by the end of 1998. While the Company has not yet completed the process of quantifying the expenses related to achieving year 2000 compliance, management, based on preliminary information, does not anticipate that such expenses will have a material impact on the Company's results of operations or financial condition during the next two years.

RECENT DEVELOPMENTS

         Changes in Puerto Rico Tax Laws Affecting Tax Exempt Status of FHA and VA Loans. The Company has historically benefitted from Puerto Rico tax laws that exempt from Puerto Rico income taxes the interest received on FHA and VA loans and on GNMA mortgage-backed securities backed by FHA and VA loans. This favorable tax treatment has permitted the Company to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United States and to reduce its effective tax rate through the receipt of tax exempt interest.

         On July 22, 1997, an amendment was adopted to the Puerto Rico Internal Revenue Code that modified the tax exempt treatment of FHA and VA loans secured by real property in Puerto Rico and GNMA mortgage-backed securities backed by such loans. Under the terms of the amendment, effective August 1, 1997, only FHA and VA loans used to finance the original acquisition of newly constructed housing and mortgage-backed securities backed by such loans qualify for tax-exempt treatment. The amendment, however, provides a preferential tax rate of 17% for individuals to be withheld at source with respect to interest received on FHA and VA loans not qualifying for tax exemption. In addition, the amendment grandfathered the tax exempt status of FHA and VA loans originated on or prior to July 31, 1997 and mortgage-backed securities backed by such loans. During the year ended December 31, 1997, approximately 40% of the Company's total FHA and VA loan originations have consisted of mortgage loans to finance the acquisitions of newly constructed housing that qualified for tax exemption under the amendment. Management believes that the change in tax treatment of FHA and VA loans described above will not have a material adverse effect on the Company's financial condition or results of operation.

         Possible Expansion into Mainland United States. During the first quarter of 1998, the Company organized a new mortgage banking subsidiary, Doral Money, Inc. The Company intends to use Doral Money as a vehicle to explore expansion possibilities in the United States. The Company is also exploring the possibility of establishing a depository institution in the New York metropolitan area.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this Item 7A is incorporated by reference to the information included under the caption "Interest Rate Management" in Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item 8 is hereby incorporated by reference from the Company's Consolidated Financial Statements and Auditor's Report beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 1998 Annual Meeting of stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters-- Certain Relationships and Related Transactions" of the Company's Proxy Statement.


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

                              (3)       Exhibits.

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------


3.1.(b)        Certificate of Designation creating 8% Convertible Cumulative
               Preferred Stock (Liquidation Preference $1,000 per Share.(25)

3.1(c) Second Restated Certificate of Incorporation of Doral, as currently in effect.(25)

3.2            By-laws of Doral, as amended as of January 30, 1996.(18)

4.1            Common Stock Certificate.(25)

4.2            1997 Employee Stock Option Plan.(26)

10.14          Doral Restricted Stock Plan.(3)

10.18 Form of Contract of Pledge used by Doral in connection with the Warehousing Loan Agreement dated November 25, 1987, as amended, with Scotiabank de Puerto Rico.(5)

10.21          Tax Indemnification Agreement between Culbro Corporation and
               Doral.(3)

10.28          Mortgage Loan Origination and Servicing Agreement among Doral,
               Puerto Rico Housing Bank and Finance Agency, and Banco Popular de
               Puerto Rico dated December 23, 1997.(27)

10.30          Loan Agreement between Doral and Puerto Rico Island Rental
               Limited Dividend Partnership S.E., dated December 27, 1990.(4)

10.32 Warehousing Loan Agreement dated September 8, 1995 between Doral and Banco Santander Puerto Rico.(14)

10.33          Loan Agreement dated November 25, 1987 between Doral and
               Scotiabank de Puerto Rico.(4)

10.34          (a) Repurchase Agreement, between Doral and BP Capital Markets,
                   Inc., dated November 10, 1995.(18)

               (f) Repurchase Agreement between Doral and First Boston (Puerto
                   Rico), Inc., dated November 28, 1989.(4)

               (k) Master Repurchase Agreement between Doral and PaineWebber,
                   Inc., dated as of March 24, 1992.(5)

10.35          Employment Agreement dated May 1, 1997 between Doral and Salomon
               Levis.(23)

10.36          Employment Agreement dated May 1, 1997 between Doral and Zoila
               Levis.(23)

10.37 Third Amendment to Loan Agreement dated June 5, 1991 between FFCC and Scotiabank de Puerto Rico.(2)

10.39          Mark-to-Market Agreement between Doral and PaineWebber
               Incorporated, dated as of March 24, 1992.(5)

10.40 Insurance and Indemnity Agreement dated as of May 28, 1992, between Doral and Financial Security Assurance Inc.(5)

10.41          Letter Agreement dated August 20, 1992 between Scotiabank de
               Puerto Rico and Doral confirming the renewal of the Loan
               Agreement dated November 25, 1987.(5)

10.42          Financing Agreement dated May 14, 1992, between Doral and Banco
               Popular de Puerto Rico.(5)

10.43 Employment Agreement dated as of October 1, 1997, between Doral and Richard F. Bonini.(25)

10.44 Addendum to Warehousing Loan Agreement dated August 1, 1991, between Doral and Banco Santander Puerto Rico.(5)

10.45 Addendum to Warehousing Loan Agreement dated May 29, 1992, between Doral and Banco Santander Puerto Rico.(5)

10.46          Letter Agreement dated November 28, 1988 amending the Loan
               Agreement between Doral and Scotiabank de Puerto Rico dated
               November 25, 1987.(5)

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.47 Amendment dated June 29, 1989 to the Loan Agreement between Doral and Scotiabank de Puerto Rico dated November 25, 1987.(5)

10.49 Employment Agreement dated as of December 1, 1996 between Doral and Luis Alvarado.(22)

10.50          Customer Agreement, dated March 9, 1993, between Doral and
               Meridian Capital Markets Inc. relating to the execution of Forward Contracts.(6)

10.51 Master Repurchase Agreement, dated March 24, 1993, between Doral and Bear Sterns Mortgage Capital Corporation.(7)

10.52          Amended and Restated Master Production Agreement, dated as of
               October 1, 1995, between Doral, Doral Mortgage and Doral Bank,
               Master Production Agreement, dated as of October 1, 1995, between
               Doral, Doral Mortgage and Doral Bank.(8)

10.53          Master Purchase, Servicing and Collection Agreement, dated as of
               September 15, 1993, between Doral and Doral Bank.(9)

10.54 Mortgage Loan Purchase and Interim Servicing Agreement dated as of November 29, 1993 between Doral and Nomura Asset Capital
               Corporation.(13)

10.55 Purchase and Servicing Agreement, dated as of September 1, 1993, between Doral and Meridian Capital markets, a Division of Meridian Bank.(13)

10.56          Financing Facility Agreement dated March 21, 1994, between Nomura
               Asset Capital Corporation, Doral and Doral Mortgage.(12)

10.57          Master Repurchase Agreement among Merrill Lynch Mortgage Capital,
               Inc., Doral and Doral Mortgage together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12, 1995.(14)

10.59          Demand Note dated December 9, 1994.(14)

10.60          Form of Medium Term Note, 1994 Series Puerto Rico-A.(14)

10.61          Credit Agreement, dated as of June 30, 1995, between Doral, Doral
               Mortgage, the lenders party thereto and Bankers Trust Company, as Agent.(17)

10.62          Exchange Agreement dated July 9, 1997, between Doral and Popular,
               Inc.(24)

10.63          Financing Agreement dated October 10, 1995, between Doral and
               Banco Santander together with related Assignment and Pledge
               Agreements.(16)

10.64 Master Servicing and Collection Agreement dated October 1, 1995, between Doral and Doral Bank.(18)

10.65          Employment Agreement, dated as of February 25, 1998, between
               Doral and Frederick C. Teed.(27)

10.66 First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between Doral and Doral Bank.(19)

10.67          First Amendment to Amended and Restated Master Production
               Agreement, dated as of March 1, 1996, between Doral, Doral
               Mortgage Corporation and Doral Bank, respectively.(19)

10.68          First Amended and Restated Credit Agreement, dated as of
               September 25, 1996, between Doral, Doral Mortgage, the lenders party thereto and Bankers Trust Company, as Agent, as amended by First Amendment dated January 7, 1997.(22)

10.69          Indenture, dated as of October 10, 1996, between the Company and
               Bankers Trust Company, as trustee, including form of Senior Note.
               (20)

10.70          Employment Agreement, dated as of July 1, 1996, between Doral and
               Mario S. Levis.(21)

10.71          Employment Agreement, dated as of December 31, 1996, between
               Doral Mortgage and Edison Velez.(22)

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.72 Amendment, dated March 1, 1997 to Employment Agreement dated as of December 31, 1996, between Doral Mortgage and Edison
               Velez.(23)

10.72          Employment Agreement, dated May 1, 1997 between Doral Bank and
               Jose G. Velez.(23)

10.73          Credit Agreement dated November 5, 1997, between Doral, Doral
               Mortgage, the lenders party thereto and Bankers Trust Company as Agent.(27)

10.74 Second Amendment to First Amended and Restated Credit Agreement, with lenders thereto and Bankers Trust Company as agent, dated
               March 28, 1997.(27)

10.75 Third Amendment to First Amended and Restated Credit Agreement, dated as of June 27, 1997.(27)

10.76          Fourth Amendment to Amended and Restated Credit Agreement dated
               November 7, 1997.(27)

21             List of Doral's subsidiaries.(27)

23             Consent of Price Waterhouse.(27)

27             Financial Data Schedule (Edgar version only).(27)

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

         (20) Incorporated herein by reference to the same exhibit number of the Company's Current Report For 8-K, dated October 10, 1996.

         (21) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

         (22) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (23) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

         (24) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         (25) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         (26) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.

         (27) Filed herewith.

         (b)  Reports on Form 8-K.

         (1)Current Report on Form 8-K ("Form 8-K"), dated October 1, 1997, reporting under Item 5 - "Other Items" the conversion of Doral Bank to a Puerto Rico commercial bank and Doral becoming a bank holding company.

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DORAL FINANCIAL CORPORATION



                              By:            /s/ Salomon Levis
                                 -----------------------------------------------
                                               Salomon Levis
                                            Chairman of the Board and
                                          Chief Executive Officer Date:

March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      /s/ Salomon Levis                 Chairman of the Board and       March 31, 1998
---------------------------------        Chief Executive Officer
       (Salomon Levis)

    /s/ Richard F. Bonini
---------------------------------             Director and              March 31, 1998
     (Richard F. Bonini)                 Chief Financial Officer

  /s/ Edgar M. Cullman, Jr
---------------------------------               Director                March 31, 1998
   (Edgar M. Cullman, Jr.)

  /s/ Frederick M. Danziger
---------------------------------               Director                March 31, 1998
   (Frederick M. Danziger)

      /s/ John L. Ernst
---------------------------------               Director                March 31, 1998
       (John L. Ernst)

       /s/ Zoila Levis
---------------------------------               Director                March 31, 1998
        (Zoila Levis)

     /s/ A. Brean Murray
---------------------------------               Director                March 31, 1998
      (A. Brean Murray)


   /s/ Victor M. Pons, Jr.
---------------------------------               Director                March 31, 1998
     (Victor M. Pons, Jr.)


    /s/ Ricardo Melendez
---------------------------------          Vice President and           March 31, 1998
     (Ricardo Melendez)               Principal Accounting Officer

                           DORAL FINANCIAL CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS AND

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                  DORAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                FEBRUARY 23, 1998


                                                                            Page
                                                                           -----

Report of Independent Accountants ........................................   F-3

Consolidated Financial Statements

         Consolidated Balance Sheet as of December 31, 1997 and 1996 .....   F-4

         Consolidated Statement of Income for the years ended
            December 31, 1997, 1996 and 1995 .............................   F-5

         Consolidated Statement of Cash Flows for the years
            ended December 31, 1997, 1996 and 1995 .......................   F-6

         Consolidated Statement of Changes in Stockholder's
            Equity for the years ended
            December 31, 1997, 1996 and 1995 .............................   F-8

         Notes to Consolidated Financial Statements ......................   F-9


       All financial schedules have been omitted because they are not applicable, or because the information required is included in the consolidated financial statements or notes thereto.

DORAL FINANCIAL
CORPORATION
REPORT AND CONSOLIDATED
FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996

                                PRICE WATERHOUSE
                       The Chase Manhattan Bank Building
                                 PO Box 363566
                             San Juan PR 00936-3566
                             Telephone 787-754-9090



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Doral Financial Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse

San Juan, Puerto Rico

February 23, 1998
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 10 Expires Dec. 1, 1998
Stamp 1457900 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

DORAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997 AND 1996


(in thousands)
                                                                               1997           1996
                                     ASSETS
Cash and due from banks                                                   $    17,390    $    10,439
Money market investments                                                      157,404         70,774
Mortgage loans held for sale, net                                             406,297        261,608
Securities held for trading                                                   620,288        436,125
Securities held to maturity                                                   143,534        107,222
Securities available for sale                                                 240,876         12,007
Loans receivable, net                                                         133,055        128,766
Accounts receivable and mortgage servicing advances, net                       42,890         17,715
Accrued interest receivable                                                    13,537         10,091
Servicing assets, net                                                          46,416         20,969
Property, leasehold improvements and  equipment, net                           10,848          9,360
Cost in excess of fair value of net assets acquired, net                        6,203          6,562
Federal Home Loan Bank (FHLB) stock                                             4,692          3,492
Real estate held for sale, net                                                  3,025          2,246
Prepaid and other assets                                                       11,334          8,707
                                                                          -----------    -----------

   Total assets                                                           $ 1,857,789    $ 1,106,083
                                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Loans payable                                                             $   265,306    $   196,643
Securities sold under agreements to repurchase                                838,142        387,651
Deposit accounts                                                              300,494        158,902
Notes payable                                                                 164,934        152,126
Advances from Federal Home Loan Bank of N.Y.                                   32,000         15,000
Convertible Subordinated Debentures                                                 -         10,000
Accounts payable and other liabilities                                         57,201         26,992
Income tax payable                                                              2,883            217
Deferred tax liability                                                          9,874          8,021
                                                                          -----------    -----------

   Total liabilities                                                        1,670,834        955,552
                                                                          -----------    -----------

Commitments and contingencies  (Note 25)
                                                                          -----------    -----------

Stockholders' equity:
  Serial Preferred Stock, $1 par value, 2,000,000 shares
   authorized; no shares outstanding                                                -              -
  8% Convertible Cumulative Preferred Stock, $1 par value
   (liquidation preference $1,000 per share), 20,000 shares authorized;
   8,460 shares issued and outstanding                                              8              -
  Common stock, $1 par value, 50,000,000 shares authorized;
   18,425,460 shares issued (1996 - 18,250,184); 18,397,460 shares
   outstanding (1996 - 18,222,184)                                             18,425         18,250
  Paid-in capital                                                              51,692         29,562
  Legal surplus                                                                 1,704
  Retained earnings                                                           114,253        102,925
 Unrealized gain (loss) on securities available for sale,
  net of deferred tax                                                             901            (81)
 Treasury stock at par value, 28,000 shares                                       (28)           (28)
 Unearned compensation under employment contracts                                   -            (97)
                                                                          -----------    -----------

   Total stockholders' equity                                                 186,955        150,531
                                                                          -----------    -----------

   Total liabilities and stockholders' equity                             $ 1,857,789    $ 1,106,083
                                                                          ===========    ===========


   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(in thousands, except for per share information)

                                                            1997           1996           1995
Interest Income:
 Loans                                                     $32,768        $31,410        $28,213
 Mortgage-backed securities                                 45,464         32,106         31,883
 Investment securities                                       5,454          2,031            490
 Other interest-earning assets                               6,445          1,440          1,321
                                                           -------        -------        -------

Total interest income                                       90,131         66,987         61,907
                                                           -------        -------        -------

Interest expense:
 Loans payable                                              13,325         13,621         15,713
 Securities sold under agreements to repurchase             31,665         21,002         21,712
 Deposits                                                   10,014          5,526          3,361
 Other borrowed funds                                        6,434          6,294          2,594
                                                           -------        -------        -------

Total interest expense                                      61,438         46,443         43,380
                                                           -------        -------        -------

Net interest income                                         28,693         20,544         18,527

Provision for loan losses                                      600            655            110
                                                           -------        -------        -------

Net interest income after provision for loan losses         28,093         19,889         18,417

Non-interest income:
 Mortgage loans sales and fees                              28,588         26,610         13,528
 Servicing income                                           14,995         11,659         10,577
 Gain on sale of servicing assets                                -          1,813          5,205
 Other income                                                1,703            764            620
                                                           -------        -------        -------

Total non-interest income                                   45,286         40,846         29,930
                                                           -------        -------        -------

Non-Interest expense:
 Compensation and benefits                                   8,111          8,982          6,471
 Taxes, other than payroll and income taxes                  1,403          1,087          1,151
 Advertising                                                 3,554          3,500          2,475
 Professional services                                       3,283          2,671          2,867
 Telephone                                                   2,171          1,813          1,683
 Rent                                                        2,518          2,083          2,097
 Maintenance                                                   971            694            654
 Other                                                      13,571          8,626          8,889
                                                           -------        -------        -------

Total non-interest expense                                  35,582         29,456         26,287
                                                           -------        -------        -------

Income before income taxes and extraordinary item           37,797         31,279         22,060
                                                           -------        -------        -------

Income taxes:
Current                                                      3,956            961          1,400
Deferred                                                     1,293          3,277          1,100
                                                           -------        -------        -------
                                                             5,249          4,238          2,500
                                                           -------        -------        -------

Income before extraordinary item                            32,548         27,041         19,560
Extraordinary item -
 non-cash loss on extinguishment of debt                    12,317              -              -
                                                           -------        -------        -------

   Net income                                              $20,231        $27,041        $19,560
                                                           =======        =======        =======

Earnings per share
Basic:
 Income before extraordinary item                          $  1.77        $  1.49        $  1.33
 Extraordinary item                                          (0.67)             -              -
                                                           -------        -------        -------

 Net income                                                $  1.10        $  1.49        $  1.33
                                                           =======        =======        =======

Diluted:
 Income before extraordinary item                          $  1.70        $  1.42        $  1.27
 Extraordinary item                                          (0.64)             -              -
                                                           -------        -------        -------

   Net income                                              $  1.06        $  1.42        $  1.27
                                                           =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(in thousands)

(in thousands)
                                                                             1997           1996           1995
Cash flows from operating activities:
 Net income                                                               $  20,231      $  27,041      $  19,560
                                                                          ---------      ---------      ---------
 Adjustments to reconcile net income to net cash
  (used) provided by operating activities:
  Depreciation and amortization                                               2,298          1,796          1,765
  Amortization of interest only strips held in trading securities             3,980          1,628            988
  Amortization of cost in excess of fair value of net assets acquired           359            375            376
  Amortization of servicing assets                                            3,437            999            562
  Extraordinary item                                                         12,317              -              -
  Deferred tax provision                                                      1,293          3,277          1,100
  Gain on sale of servicing assets                                                -         (1,813)        (5,205)
  Allowances for losses                                                         792            797            352
  Origination and purchases of mortgage loans held for sale                (977,505)      (719,886)      (583,659)
  Principal repayments and sales of mortgage loans held for sale            434,487        368,573        283,830
  Purchases of securities held for trading                                 (694,120)      (156,935)       (72,124)
  Increase in interest only strips                                           (8,395)       (15,900)        (2,639)
  Principal repayments and sales of securities held for trading             805,575        488,619        357,461
  Increase in servicing assets                                              (28,884)       (10,804)        (8,207)
  (Increase) decrease in accounts receivable and mortgage
    servicing advances                                                      (25,967)        (8,920)        (2,858)
  Increase in accrued interest receivable                                    (3,446)        (1,935)          (280)
  Increase (decrease) in loans payable                                       78,646        (25,957)       (94,428)
  (Decrease) increase in payable related to short sales                      (9,983)       (12,107)        22,090
  Increase in interest payable                                                1,252          2,388            383
  Increase in securities sold under agreements to repurchase                450,491         23,923         59,885
  Increase (decrease) in accounts payable and other liabilities              28,957          7,228         (2,151)
  Increase (decrease) in income tax payable                                   2,667           (171)        (2,184)
  Amortization of unearned compensation under employment
   contracts                                                                     97             96             64
                                                                          ---------      ---------      ---------

    Total adjustments                                                        78,348        (54,729)       (44,879)
                                                                          ---------      ---------      ---------

    Net cash (used) provided by operating activities                         98,579        (27,688)       (25,319)
                                                                          ---------      ---------      ---------

Cash flows used for investing activities:
 Purchases of securities held to maturity                                  (158,939)       (54,480)       (10,789)
 Principal repayments and maturities of securities held to maturity         122,627         25,203          3,208
 Origination of loans receivable                                            (59,494)       (98,680)       (52,341)
 Principal repayments of loans receivable                                    55,205         21,270          4,060
 Purchases of securities available for sale                                (331,052)        (4,639)             -
 Principal repayments and maturities of securities available for sale       210,850          7,121              -
 Purchase of Federal Home Loan Bank stock                                    (1,200)        (2,040)          (737)
 Purchase of property, leasehold improvements and equipment                  (3,786)        (4,651)          (802)
 Payments of contingent purchase price of subsidiary                              -           (410)          (293)
 Real estate held for sale                                                     (779)          (162)            31
 Proceeds from sale of servicing assets                                           -          1,813          5,229
 Increase in prepaid and other assets                                        (2,627)        (3,981)        (1,062)
                                                                          ---------      ---------      ---------

    Net cash used by investing activities                                  (169,195)      (113,636)       (53,496)
                                                                          ---------      ---------      ---------

                                   (Continued)


   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(in thousands)
                                                                      1997          1996          1995
Cash flows provided by financing activities:
  Increase in deposits                                             $  141,591    $   63,161    $   29,269
  Proceeds from convertible subordinated debentures                         -             -        10,000
  Increase in common stock, net                                            (3)          475        23,261
  Proceeds (repayment) of advances from Federal Home Loan Bank         17,000         4,593         9,988
  Increase in notes payable                                            12,808       100,443        34,627
  Dividends declared and paid                                          (7,199        (6,007)       (4,374)
                                                                   ----------    ----------    ----------

      Net cash provided by financing activities                       164,197       162,665       102,771
                                                                   ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                   93,581        21,341        23,956
Cash and cash equivalents at beginning of year                         81,213        59,872        35,916
                                                                   ----------    ----------    ----------

Cash and cash equivalents at the end of year                       $  174,794    $   81,213    $   59,872
                                                                   ==========    ==========    ==========

Cash and cash equivalents include:
  Cash and due from banks                                          $   17,390    $   10,439    $    4,300
  Money market investments                                            157,404        70,774        55,572
                                                                   ----------    ----------    ----------


                                                                   $  174,794    $   81,213    $   59,872
                                                                   ==========    ==========    ==========

Supplemental Schedule of Noncash Activities:
  Investing activities - conversion of subordinated debentures     $    1,540    $        -    $        -
                                                                   ==========    ==========    ==========
  Financing activities -
    Conversion of preferred stock                                  $        -    $    1,084    $      959
                                                                   ==========    ==========    ==========

    Extinguishment of debt                                         $    8,460    $        -    $        -
                                                                   ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
DECEMBER 31, 1997, 1996 AND 1995

(in thousands)
                                                                8%
                                                 Serial     Convertible
                                                preferred    preferred    Common     Paid-in    Legal
                                                  stock        stock      stock      capital   surplus
Balance at December 31, 1994                   $      204    $        -    $14,365   $  9,506    $    -
Shares issued on December 11, 1995                                           3,020     20,241
Shares converted                                      (96)                     383       (287)
Cash dividends:
  Serial preferred stock, $1.05 per share
  Common stock - $.58 per share
Net income
Amortization of unearned compensation
Net change in fair value of securities
available for sale, net of deferred taxes      ==========    ==========    =======   ========    ======

Balance at December 31, 1995                          108             -     17,768     29,460         -
Shares issued on January 31, 1996                                               50        430
Shares converted                                     (108)                     432       (324)
Shares redeemed                                                                            (4)
Cash dividends:
  Serial preferred stock, $.3825 per share
  Common stock - $.66 per share
Net income
Amortization of unearned compensation
Net change in fair value of securities
available for sale, net of deferred taxes
                                               ==========    ==========    =======   ========    ======
Balance at December 31, 1996                            -             -     18,250     29,562         -
Adjustment - shares redeemed                                                    (1)        (2)
Shares converted April 29,1997                                                 176      1,364
Shares issued October 22, 1997                                        8                20,768
Cash dividends:
  8% Convertible preferred stock, $15.33
  per share
  Common stock - $.39 per share
Transfer of retained earnings per legal
requirements due to conversion of Doral Bank                                                      1,200
Net income                                                                                          504
Amortization of unearned compensation
Net change in fair value of securities
available for sale, net of deferred taxes
                                               ==========    ==========    =======   ========    ======
Balance at December 31, 1997                   $        -    $        8    $18,425   $ 51,692    $1,704
                                               ==========    ==========    =======   ========    ======


                                                                                                Unearned
                                                              Unrealized gain                 compensation
                                               Retained    (loss) on securities   Treasury   under employment
                                               earnings     available for sale      stock       contracts            Total
Balance at December 31, 1994                   $  66,706   $                  -   $    (28)  $             (257)    $ 90,496
Shares issued on December 11, 1995                                                                                    23,261
Shares converted                                                                                                           -
Cash dividends:
  Serial preferred stock, $1.05 per share           (187)                                                               (187)
  Common stock - $.58 per share                   (4,187)                                                             (4,187)
Net income                                        19,560                                                              19,560
Amortization of unearned compensation                                                                        64           64
Net change in fair value of securities
available for sale, net of deferred taxes                                      9                                           9
                                               =========   =====================  =========  ==================     ========
Balance at December 31, 1995                      81,892                       9        (28)               (193)     129,016
Shares issued on January 31, 1996                                                                                        480
Shares converted                                                                                                           -
Shares redeemed                                                                                                           (4)
Cash dividends:
  Serial preferred stock, $.3825 per share           (14)                                                                (14)
  Common stock - $.66 per share                   (5,994)                                                             (5,994)
Net income                                        27,041                                                              27,041
Amortization of unearned compensation                                                                        96           96
Net change in fair value of securities
available for sale, net of deferred taxes                                    (90)                                        (90)
                                               =========   =====================  =========  ==================     ========
Balance at December 31, 1996                     102,925                     (81)       (28)                (97)     150,531
Adjustment - shares redeemed                                                                                              (3)
Shares converted April 29,1997                                                                                         1,540
Shares issued October 22, 1997                                                                                        20,776
Cash dividends:
  8% Convertible preferred stock, $15.33
  per share                                         (130)                                                               (130)
  Common stock - $.39 per share                   (7,069)                                                             (7,069)
Transfer of retained earnings per legal
requirements due to conversion of Doral Bank      (1,200)                                                                  -
Net income                                        19,727                                                              20,231
Amortization of unearned compensation                                                                        97           97
Net change in fair value of securities
available for sale, net of deferred taxes                                    982                                         982
                                               =========   =====================  =========  ==================     ========
Balance at December 31, 1997                   $ 114,253   $                 901  $     (28)                  -     $186,955
                                               =========   =====================  =========  ==================     ========

   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



1.       REPORTING  ENTITY

         The consolidated financial statements include the accounts of Doral Financial Corporation formerly, First Financial Caribbean Corporation, and its wholly-owned subsidiaries ("DFC" or the "Company"), Doral Mortgage Corporation ("Doral"), Centro Hipotecario de Puerto Rico, Inc., Doral Bank, formerly Doral Federal Savings Bank, and Doral Securities, Inc., formerly AAA Financial Services Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company operates under the Bank Holding Company Act (see note 5). It currently has three lines of business: 1) mortgage banking; 2) commercial banking; and 3) broker-dealer business.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company is primarily engaged in the origination, purchase, securitization and sale of FHA, VA and conventional first and second mortgage loans and to a lesser extent in providing and/or arranging for interim financing for the construction of residences and other types of real estate developments in Puerto Rico and selected markets in Florida. The Company, in combination with its subsidiaries, services FHA insured, VA guaranteed and conventional mortgage loans pooled for issuance of Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") backed securities and collateralized mortgage obligations certificates issued by grantor trusts established by the Company ("CMO Certificates"). It also services loans for private investors. The Company also originates loans for investment and provides banking services through a Puerto Rico commercial bank that operates 5 branches located in Puerto Rico. It also provides brokerage services through Doral Securities. It is the Company's policy to hold some or all of its loans and securities for extended periods of time prior to sale.

         The following summarizes the more significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

         Use of estimates in the preparation of financial statements

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

         Securities held for trading

         Securities held for trading are presented at fair value. Changes in fair value are recorded currently in income.

         The Company includes as securities held for trading, interest only strips (IOs) related to the sale of mortgage loans with servicing retained, formerly known as excess servicing fees receivable.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


         The Company sells or securitizes substantially all of the mortgage loans it produces (other than those originated by Doral Bank) and retains the related servicing rights. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the contractual servicing fee. Gains and losses on sales of such loans are adjusted to reflect as income or loss servicing fees that vary from normal servicing fee rates set by federally sponsored secondary market makers. Accordingly, the Company has recorded, as IOs, amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated lives of the loans and using long-term interest rates that reflect the risks of the assets. The IOs are realized through receipt of the excess service fees over time. The Company periodically evaluates the net realizable value of its IOs based on the present value of the estimated remaining future excess servicing fees revenue, using the same discount rate used to calculate the original excess servicing fees receivable asset. Any impairment in the value of the IOs due to actual and anticipated prepayment experience, is recognized currently as a reduction of IOs. The IOs are amortized over their estimated life using a method approximating the level-yield method. The amortization is recorded as a reduction of interest income.

         From time to time the Company may sell loans and mortgage-backed securities with put arrangements and/or other recourse provisions. Pursuant to these arrangements, the Company grants the buyer a put option that allows the buyer to sell the securities back to the Company at a negotiated price. The Company estimates the fair value of the retained recourse obligation or any liability incurred, such as put options, on loans or mortgage-backed securities sold at the time of sale and makes the allocation from the proceeds of the sale. Such put options are recorded at fair value at the time of sale as a liability in the Company's balance sheet.

         Securities held to maturity

         Securities which the Company has the ability and intent to hold until their maturity are recorded at amortized cost.

         Securities available-for-sale

         Securities that are held neither for trading or to maturity are presented as securities available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, in a separate component of stockholders' equity.

         Mortgage loans held for sale

         Mortgage loans held for sale are recorded at the lower of cost or market computed on an aggregate portfolio basis.

         Loans receivable

         Loans receivable are held by Doral Bank principally for investment purposes. These consist of residential first and second mortgages, commercial and consumer loans.

         Loans receivable are presented at the unpaid balance, less unearned interest, net deferred loan fees and allowance for loan losses. Unearned interest on commercial and consumer loans is amortized using a method which results in a uniform level rate of return.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         Allowances for losses

         Allowances for losses provide for estimated losses on loans receivable, accounts receivable and real estate held for sale. The allowance is established based upon a review of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses.

         Recognition of interest on loans receivable is discontinued when loans are more than 90 days in arrears. At that time, any interest accrued is reversed against interest income. Such interest, if ultimately collected, is credited to income in the period of the recovery. Loans for which the recognition of interest has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until principal and interest payments are brought up to date.

         The Company measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are measured at fair value or at the lower of cost or fair value, are excluded.

         Servicing Assets

         Servicing assets retained in a sale or securitization are measured at their allocated previous carrying amounts based on relative fair values, if practicable, at the date of sale or securitization. To determine the fair value of the servicing assets, the Company uses the market prices of comparable servicing sale contracts.

         Purchased servicing assets are initially recorded at their fair value (amount paid). The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Amortization is adjusted prospectively to reflect changes in prepayment experience. Any unamortized balance related to rights sold is charged to income at time of sale.

         Servicing assets are evaluated for impairment. In determining impairment, servicing assets are disaggregated into pools based on their predominant risk characteristic. The Company has determined that risk characteristic to be interest rates. Impairment is recognized whenever the prepayment pattern of a particular mortgage pool indicates that the fair value of the related servicing assets is less than its carrying amount. Impairment is recognized by charging such excess to income.

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

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


         The Company measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition must be made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

         Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

         On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

         This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions related to repurchase agreements, dollar roll, securities lending, and similar transactions, which shall be effective for transfers of financial assets occurring after December 31, 1997.

         The adoption of this standard did not have a material adverse effect on the Company's financial statements. In addition, management believes that the adoption of the provisions deferred by SFAS No. 127 will not have a material effect on the Company's financial statements.

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

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENT
DECEMBER 31, 1997 AND 1996


         Amortization of debt issuance costs

         Costs related to the issuance of debt are amortized under a method which approximates the interest method and shown as deferred expenses in the asset accounts.

         Interest rate risk management

         The Company has various mechanisms to reduce its exposure to interest rate fluctuations including, among others, entering into transactions dealing with financial derivatives such as futures contracts, options and interest rate swaps.

         The cost of unexpired options, net of premiums collected on written options, designated as hedges is capitalized as part of the carrying cost and charged to income in relation to the life of the underlying security being hedged. Unrealized net gains or losses on unexpired options positions are considered as part of the lower cost or market evaluation made for mortgage loans.

         Loan servicing

         The Company pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities. Conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates as well as sold in bulk to investors with servicing retained. Under the servicing agreement, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 1997, accounts receivable include advances to investors of approximately $9,460,000 (1996 - $8,195,000).

         The Company is also required to foreclose on loans in the event of default by the mortgagor. Mortgage loan servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.

         Sales of servicing assets

         The Company recognizes gain or loss on the sale of servicing assets after the sales contract is executed, all regulatory approvals are obtained and the title and all risks and rewards of ownership have been irrevocably transferred to the buyer.

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

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


         Legal surplus

         The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of Doral Bank's net income for the year be transferred to a legal surplus account until such surplus equals the greater of 10% of paid-in-capital. Such surplus is not available for dividends to the shareholders.

         Statement of Cash Flows

         Cash and cash equivalents include cash and due from banks, money market investments and certificates of deposit with an original maturity of three months or less.

         Earnings per share

         In October 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This statement replaces the presentation of the primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS computation on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the diluted EPS computation. This Statement requires restatement of prior-period EPS data presented.

         Basic net income per share is determined by dividing net income, after deducting preferred stock dividends, by the weighted average number of common stock outstanding during the period considering the dilutive effect of restricted stock awards after giving retroactive effect to common stock splits.

         Diluted net income per share has been computed based on the assumption that all of the shares of convertible preferred stock and convertible subordinated debentures, when outstanding, are converted into common stock, and after giving retroactive effect to the elimination of interest expense, net of income taxes, applicable to the convertible subordinated debentures.

         The weighted-average number of shares of common stock used for computing the basic and diluted earnings per share was as follows:

                              1997            1996           1995

             Basic         18,340,079     18,133,122     14,615,890
             Diluted       19,364,316     19,362,536     15,520,270

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

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         Recent accounting pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. In the Company's case, at the date of these financial statements, unrealized gains and losses on certain investments in debt and equity securities would be the only item to be included in comprehensive income.

         The requirement of SFAS 130 becomes effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement affects only financial statement presentation and, therefore, management understands that its adoption will not have a material effect, if any, on the Company's financial position or results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes the standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders.

         This statement requires a public business enterprise to report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting descriptive information about the way that the operating segments were determined, the products and the services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprises general purpose financial statements, and the changes in the measurement of segment amount from period to period. DFC's management has not yet made a determination on the business lines of the Company that fulfill the segment definition described above.

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

         Other

         Certain amounts reflected in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the presentation for 1997.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



3.       EXTRAORDINARY ITEM

         In connection with the conversion of the 8.25% Convertible Subordinated Debentures into 8% Convertible Cumulative Preferred Stock discussed in
         Note 26, the Company recorded an extraordinary non-cash loss of approximately $12.3 million on the extinguishment of debt. This extraordinary non-cash loss was determined based upon the difference between the estimated fair market value of the Preferred Stock and the carrying value of the convertible debentures at the time of conversion.

         Simultaneously with the extraordinary non-cash loss, the Company's paid-in capital account was increased by $20.8 million. This increase represents the sum of the extraordinary non-cash loss and the indebtedness extinguished, represented by the Convertible Subordinated Debentures, resulting in a net increase to the Company's stockholders equity of approximately $8.5 million.

4.       REGULATORY REQUIREMENTS

         Banking Charter

         Effective October 1, 1997, Doral Federal Savings Bank converted its charter from a federal savings bank to a Puerto Rico commercial bank under the laws of the Commonwealth of Puerto Rico. Concurrently, it changed its name to Doral Bank.

         Holding Company Requirements

         On October 1997, the Company became a bank holding Company subject to the provisions of the Bank Holding Company Act ("BHC Act"). As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions.

         Regulatory Capital Requirements

         The Company and Doral Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Doral Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Doral Bank must meet specific capital guidelines that involve quantitative measures of Doral Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Doral Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         Quantitative measures established by regulation to ensure capital adequacy require Doral Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that Doral Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1997, the most recent notification is from the OTS, previous to the conversion to a Puerto Rico commercial bank OTS categorized Doral Bank as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 1997, the FDIC has yet to perform an examination of the Doral Bank's capital adequacy requirements. To be categorized as well capitalized Doral Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since the OTS notification that management believes have changed the institution's category.

         DFC's and Doral Bank's actual capital amounts and ratios are also presented in the table. Totals of $11,717,000 and $846,000, respectively, were deducted from capital for certain non-allowable assets in 1997.

            (in thousands except percentages)

                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                         ACTUAL         ADEQUACY PURPOSES       ACTIONS PROVISIONS
                                                  -------------------   -----------------    -----------------------
                                                   AMOUNT       RATIO    AMOUNT     RATIO       AMOUNT      RATIO
                                                                 (%)                 (%)                      (%)
             As of December 31, 1997:
             Total capital (to risk-weighted
             assets):
                Consolidated                      $177,027       18.2   $ 78,044     >8.0           N/A
                                                                                     -
                Doral Bank                        $ 32,316       19.0   $ 13,630     >8.0      $ 17,037     >10.0
             Tier I capital (to risk-weighted                                        -                      -
             assets):
                Consolidated                      $175,238       18.0   $ 39,022     >4.0           N/A
                                                                                     -
                Doral Bank                        $ 31,470       18.5   $  6,815     >4.0      $ 10,222     > 6.0
             Tier I capital (to average                                              -                      -
             assets):
                Consolidated                      $175,238       10.1   $ 69,317     >4.0           N/A
                                                                                     -
                Doral Bank                        $ 31,470        9.6   $ 13,173     >4.0      $ 16,466     > 5.0
                                                                                     -                      -
             As of December 31, 1996 (based
             on OTS regulation and prior
             to being subject to
             the BHC Act):
                Tangible capital
                 (to adjusted assets)             $ 23,376        8.3   $  4,206     > 1.5
                Tier I risk-based capital                                            -
                 (to risk-weighted assets)        $ 23,376       19.3         --               $  7,282     > 6.0
                Core capital                                                                                -
                 (to risk-weighted assets)        $ 23,376        8.3   $  8,412     > 3.0     $ 14,021     > 5.0
                Total risk-based capital                                             -                      -
                 (to risk-weighted assets)        $ 24,095       19.8   $  9,709     > 8.0     $ 12,137     >10.0
                                                                                     -                      -

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         Housing and Urban Development Requirements

         The Company's mortgage operation is a U.S. Department of Housing and Urban Development approved, non supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. The Company is also required to maintain fidelity bonds and errors and omission's insurance coverages based on the balance of its servicing portfolio.

         SAIF Assessment

         During the third quarter of 1996, the Company recorded a nonrecurring expense of $588,000 related to a special assessment by the Federal Deposit Insurance Corporation due to the enactment of legislation to recapitalize the Savings Association Insurance Fund.

         Registered Broker-Dealer Requirements

         Doral Securities is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and the Puerto Rico Office of the Commissioner of Financial Institutions (the "CFI"). Doral Securities is also a member of the National Association of Securities Dealers (the "NASD"). As a registered broker-dealer, it is subject to regulation by the SEC, the NASD and the CFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business.

         The Company is in compliance with these regulatory requirements.

5.       MONEY MARKET INVESTMENTS

         At December 31, money market investments consisted of the following:

         (in thousands)

                                                                   1997         1996

             Securities purchased under agreements to resell     $ 44,862     $ 21,374
             Economic Development Bank of Puerto Rico
              certificate of indebtedness                          42,545            -
             Overnight deposits with Federal Home
              Loan Bank of New York ("FHLB of N.Y.")               35,000       28,000
             FHLB of N.Y. discounted overnight note                19,997        4,999
             FHLB term deposits                                    15,000       15,852
             Interest bearing deposits with other banks                 -          549
                                                                 ========     ========

                                                                 $157,404     $ 70,774
                                                                 ========     ========

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         At December 31, 1997, collateral for securities purchased under agreements to resell are summarized as follows:

         (in thousands)

                                                 CARRYING       ESTIMATED
                                                  VALUE        MARKET VALUE

             Mortgage-backed securities          $30,676          $25,933
             US Government securities             22,588           21,236
             Other securities                      1,000              995
                                                 -------          -------

                                                 $54,264          $48,164
                                                 =======          =======

         These securities were held by the dealers that arranged the transactions.

6.       MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale consist of:

         (in thousands)

                                                                DECEMBER 31,
                                                           1997              1996

             Mortgage Loans:
              Conventional loans                        $311,418          $193,645
              FHA/VA loans                                81,502            62,548
             Construction and commercial loans            13,377             5,415
                                                        --------          --------

                                                        $406,297          $261,608
                                                        ========          ========

         At December 31, the aggregate amortized cost and approximate market value of these loans are as follows:

                                    GROSS UNREALIZED    GROSS UNREALIZED     APPROXIMATE
                    AMORTIZED COST    HOLDING GAINS      HOLDING LOSSES      MARKET VALUE

         1997          $406,297          $ 13,877          $(10,967)          $409,207
                       ========          ========          ========           ========

         1996          $261,608          $ 11,208          $ (7,625)          $265,191
                       ========          ========          ========           ========

         Proceeds from sales of mortgage loans held for sale and securities held for trading during 1997 were approximately $1,160,000,000 (1996 - $765,195,000, 1995 - $725,236,000). Gross gains of $9,438,000 (1996 -
         $33,580,000, 1995 - $42,472,000) and gross losses of $2,930,000 (1996 -
         $19,014,000, 1995 - $27,362,000) were realized on those sales.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



7.       SECURITIES HELD FOR TRADING

         Securities held for trading consist of:

         (in thousands)

                                                     DECEMBER 31,
                                                 1997             1996
         Mortgage-backed securities:
          GNMA                                $420,365          $219,324
          CMO certificates                     157,236           158,110
          FHLMC                                  4,954             6,370
          FNMA                                   3,569               929
         Interest-only strips                   29,093            24,678
         US Treasury Bonds                           -            10,219
         US Treasury Notes                           -             9,450
         US Treasury Bills                           -             5,095
         Other                                   5,071             1,950
                                              --------          --------

                                              $620,288          $436,125
                                              ========          ========

         CMO certificates includes the following:

         (in thousands)

                                                                      DECEMBER 31,
                                                                  1997             1996
         Certificates of other issuers                         $139,667          $135,816
         Subordinated certificates, CMO's established
            by the Company                                       13,699            14,598
         Residual certificates, CMO's established by
            the Company                                           3,870             7,696
                                                               --------          --------

                                                               $157,236          $158,110
                                                               ========          ========

         At December 31, 1997, CMO certificates include approximately $14,310,000 of interest only certificates.

         Net unrealized holding (losses) gains on trading securities included in earnings for the year ended December 31, 1997 amounted to approximately ($2,427,000) (1996 - $2,796,000, 1995 - $4,864,000).

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



8.       SECURITIES HELD TO MATURITY

         Securities held to maturity consist of:

         (in thousands)

                                                                 1997                               1996
                                                                 ----                               ----

                                                     AMORTIZED           FAIR            AMORTIZED          FAIR
                                                        COST             VALUE             COST             VALUE

         Mortgage backed securities (MBS):
           CMO certificates of other issuers          $ 50,476          $ 51,489          $ 58,828          $ 59,803
           GNMA                                          5,053             5,077            37,879            38,483
         Debt securities:
           Farm Credit Notes                            40,000            40,100                 -                 -
           Federal Home Loan Bank Notes                 35,000            35,138             3,493             3,487
           PR Housing Bank Note                          5,000             4,990                 -                 -
           U.S. Treasury Notes                           6,989             6,978             6,956             6,976
           U.S. Treasury Bills                           1,016             1,012                66                69
                                                      --------          --------          --------          --------

                                                      $143,534          $144,784          $107,222          $108,818
                                                      ========          ========          ========          ========


         Management has the intent to hold these securities and believes it has the ability to hold them to maturity by obtaining continuing financing under its existing credit facilities. In addition, a significant portion of the above securities are held by Doral Bank which has the ability to finance these securities with deposits, advances from Federal Home Loan Bank of N.Y. and other long-term funding sources.

         As a result of the conversion to a Puerto Rico commercial bank, Doral Bank reclassified approximately $35 million of GNMA from the held to maturity category to the available for sale category.

         Contractual maturities of securities held to maturity at December 31, 1997 are as follows:

         (in thousands)

                                                        MBS        DEBT SECURITIES

             Within one year                          $ 4,895          $ 8,005
             After 1 year through five years            5,871                -
             After 5 years through 10 years            12,483           50,000
             After 10 years                            32,280           30,000
                                                      -------          -------

                                                      $55,529          $88,005
                                                      =======          =======

         Expected maturities on mortgage-backed securities and certain debt securities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. In addition, a significant portion of the debt securities are callable after one year.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


         Aggregate gross unrealized holding gains and losses are as follows:

         (in thousands)

                                                                      DECEMBER 31,
                                                   1997            1996            1997            1996
                                                   ----            ----            ----            ----

                                                                    MBS              DEBT SECURITIES


         Gross unrealized holding gains           $1,040          $1,613          $  238          $   23
                                                  ======          ======          ======          ======

         Gross unrealized holding losses          $    3          $   34          $   25          $    6
                                                  ======          ======          ======          ======


9.       SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of:

         (in thousands)

                                                                        DECEMBER 31,
                                                           1997                                  1996
                                                           ----                                  ----

                                                 AMORTIZED           FAIR           AMORTIZED            FAIR
                                                    COST            VALUE             COST               VALUE
         Mortgage Backed securities:
           FNMA                                  $  2,008          $  1,959          $  2,241          $  2,134
           FHLMC                                    2,155             2,087             2,365             2,277
           GNMA                                    43,375            44,537             7,535             7,596
         Debt securities:
           Federal Home Loan Bank Notes           166,200           166,713                 -                 -
           U.S. Treasury Notes                     25,661            25,580                 -                 -
                                                 --------          --------          --------          --------

                                                 $239,399          $240,876          $ 12,141          $ 12,007
                                                 ========          ========          ========          ========

         Aggregate gross unrealized holding gains and losses are as follows:

         (in thousands)

                                                    1997            1996

          Gross unrealized holding gains           $1,675          $   61
                                                   ======          ======

          Gross unrealized holding losses          $  198          $  195
                                                   ======          ======

         The contractual maturity of the securities available for sale at December 31, 1997 is over ten years.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         Proceeds from sales of securities available for sale during 1997 were approximately $199,875,000 (1996 - $6,548,000). Gross gains of $619,000
         (1996 - $33,000) were realized on those sales. There were no sales during 1995.

         At December 31, 1997, securities available for sale include approximately $12,135,000 pledged to secure public funds deposited in Doral Bank.

10.      LOANS RECEIVABLE

         Loans receivable are all related of the Company's commercial bank operation and consisted of:

         (in thousands)

                                                                     DECEMBER 31,
                                                                1997               1996

         Residential mortgage loans                          $  87,037           $  91,596
         Commercial real estate mortgage loan                   19,036              18,462
         Consumer - secured by mortgage                          7,828              12,207
         Construction loans                                      9,927               2,793
         Loans on savings deposits                               3,513               1,771
         Commercial                                              3,461               2,047
         Consumer - other                                        2,328                 356
         Land secured                                            1,488                 814
                                                             ---------           ---------

                Gross loans                                    134,618             130,046

         Less:
            Unearned interest and deferred loan fees              (322)               (561)
            Reserve for loan losses                             (1,241)               (719)
                                                             ---------           ---------

                                                                (1,563)             (1,280)
                                                             ---------           ---------

                Total loans                                  $ 133,055           $ 128,766
                                                             =========           =========

         As of December 31, 1997, the Company had loans receivable amounting to approximately $2,462,000 (1996 - $1,728,000) on which the accrual of interest income had been discontinued. If these loans had been accruing interest, the additional interest income realized would have been approximately $201,000 (1996 - $114,000).

         Doral Bank originates fixed interest rate loans and to a lesser extent adjustable rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to various market indexes. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Bank pays on the short-term deposits that have primarily funded these loans.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         At December 31, 1997, the composition of loans receivable was as follows:

         (in thousands)

                  FIXED RATE                                ADJUSTABLE RATE
                  ----------                                ---------------

                                               TERM TO DATE OF
         TERM TO MATURITY      BOOK VALUE      RATE ADJUSTMENT           BOOK VALUE
         1 month - 1 year        $  5,450      1 month - 1 year           $13,900
         1 year - 3 years           3,592      Non-accruing                    33
         3 years - 5 years          5,975                                 -------
         5 years - 10 years        29,711                                 $13,933
         10 years - 20 years       52,125                                 =======
         More than 20 years        21,403
         Non-accruing               2,429
                                 --------

                                 $120,685
                                 ========

11.      ALLOWANCES FOR LOSSES

         Changes in the allowances for losses were as follows:

         (in thousands)


                                                             1997             1996              1995
         Allowance for accounts receivable and
          mortgage servicing advances:
            Balance at beginning of period                 $ 1,433           $ 1,805           $ 1,564
            Provision for losses                               192               142               242
            Losses charged to the allowance                      -              (514)                -
                                                           -------           -------           -------

            Balance at the end of period                   $ 1,625           $ 1,433           $ 1,806
                                                           =======           =======           =======

         Allowance for real estate held for sale:
            Balance at beginning of period                 $   356           $   356           $   356
            Provision for losses                               787                 -                 -
            Losses charged to the allowance                   (467)                -                 -
                                                           -------           -------           -------

              Balance at the end of period                 $   676           $   356           $   356
                                                           =======           =======           =======

         Reserve for loan losses (Doral Bank):
            Balance at beginning of period                 $   719           $   242           $   428
            Provision for loan losses                          600               655               110
            Recoveries                                          46                48                 6
            Losses charged to the allowance                   (124)             (226)             (302)
                                                           -------           -------           -------

              Balance at the end of period                 $ 1,241           $   719           $   242
                                                           =======           =======           =======

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



12.      PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

         Property, leasehold improvements and equipment consist of:

         (in thousands)

                                                                          DECEMBER 31,
                                                                      1997              1996

         Office furniture and equipment                            $  8,612           $  6,764
         Leasehold improvements                                       6,190              5,037
         Automobiles                                                    514                335
         Office building                                                364                362
         Real estate under rental agreements                              -                 73
                                                                   --------           --------

                                                                     15,680             12,571
         Less - Accumulated depreciation and amortization            (8,039)            (6,515)
                                                                   --------           --------

                                                                      7,641              6,056
         Land                                                         2,957              2,957
         Construction in progress                                       250                347
                                                                   --------           --------

                                                                   $ 10,848           $  9,360
                                                                   ========           ========

13.      SERVICING ASSETS

         The changes in servicing assets are shown below:

         (in thousands)

                                                             YEAR ENDED DECEMBER 31,
                                                    1997              1996               1995

         Balance at beginning of period          $ 20,969           $ 11,164           $  3,543
         Capitalization of rights                  13,980             10,804              7,901
         Rights sold                                    -                  -                (24)
         Rights purchased                          14,904                  -                306
         Impairments                                    -                  -                  -
         Amortization:
           Scheduled                               (3,437)              (999)              (562)
           Unscheduled                                  -                  -                  -
                                                 --------           --------           --------

         Balance at the end of period            $ 46,416           $ 20,969           $ 11,164
                                                 ========           ========           ========

         The Company's servicing portfolio amounted to approximately $4.7 billion and $3.1 billion at December 31, 1997 and 1996, respectively, including servicing of $265.5 million and $74.4 million respectively, of loans sold with recourse which are not government guaranteed or insured.

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996



         During the years ended December 31, 1996 and 1995, the Company sold rights to service loans amounting to approximately $102 million and $310 million, respectively. There were no such sales during the year ended December 31, 1997. During the years ended December 31, 1997 and 1995, the Company purchased rights to service loans amounting to approximately $1 billion and $40 million, respectively. No rights were purchased during 1996. The carrying amount of those mortgage servicing rights recorded approximates its fair value.

14.      ACCOUNTS PAYABLE AND OTHER LIABILITIES

         Accounts payable and other liabilities consist of the following:

         (in thousands)

                                                                        DECEMBER 31,
                                                                    1997             1996

         Amounts retained on mortgage loans,
            generally paid within 5 days                          $ 5,262          $ 3,427
         Customer mortgages and closing expenses payable            1,845            2,361
         Deferred compensation plan                                 2,728            2,605
         Incentive compensation payable                             4,916            5,901
         Due to brokers, dealers and customers                     19,041                -
         Accrued expenses and other payables                       23,409           12,698
                                                                  -------          -------

                                                                  $57,201          $26,992
                                                                  =======          =======

15.      LOANS PAYABLE

         At December 31, 1997 and 1996, the Company had several mortgage warehousing lines of credit and gestation or presale facilities totaling $702 million and $595 million, respectively. Advances under these facilities are secured by loans held for inclusion in GNMA, FNMA and FHLMC pools or for sale to financial investors.

         Loans payable consist of the following:

         (in thousands)

                                                                    DECEMBER 31,
                                                              1997                 1996

         Loans payable resulting from use of
         warehousing lines of credit and gestation or
         presale facilities due in 1998, at various
         variable rates averaging - 7.20% and 6.69%
         at December 31, 1997 and 1996, respectively,
         and other financing arrangements.                   $265,306            $186,660

         Securities sold short at 7.5% due on January 1997          -               9,983
                                                             --------            --------

                                                             $265,306            $196,643
                                                             ========            ========

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


     Maximum borrowings outstanding at any month-end during 1997 and 1996 were $240 million and $223 million, respectively. The approximate average outstanding borrowings during the periods were $180 million and $203 million, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis, was 7.05% in 1997 and 6.71% in 1996.

     The Company entered into a Syndicated Credit Agreement (the "Syndicated Credit Agreement") with five banks providing for credit facilities totaling up to $110 million, which currently expires on June 27, 1998. The credit facilities were structured by Bankers Trust Company, as administrative and syndicate agent. The facilities include: (i) a $100 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities; and (ii) a $10 million secured one-year revolving credit facility to provide financing for receivables and working capital needs. The amounts available under the Syndicate Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility and receivables relating to servicing advances and real estate owned for the second facility. Loans payable include advances from the warehousing credit facility. Advances from the other facility is included in notes payable. The Company has also entered into a Credit Agreement dated as of November 5, 1997, with Bankers Trust Company that provides a revolving credit facility of $25 million for the financing of mortgage servicing rights and working capital. This credit facility, which expires on October 31, 1998, is secured by the Company's servicing portfolio. As of December 31, 1997, the Company had borrowed $15 million under this credit facility which are reported as note payable.

     The existing warehousing credit facilities, the Syndicated Credit Agreement and other financing arrangements require the Company to maintain certain capital ratios and to comply with other requirements. At December 31, 1997, the Company was in compliance with these requirements.

16.  Securities Sold Under Agreements To Repurchase

     The Company sells mortgage-backed securities and mortgage loans under agreements to repurchase. The securities underlying the agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of the agreements. At December 31, 1997, approximately $738 million matures within 180 days and $100 million have a term between three to five years. The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 1997 and 1996:


     (in thousands)

                                                          1997                 1996
     Average aggregate balance outstanding              $550,000             $387,000
                                                        ========             ========
     Maximum amount outstanding at any month-end        $850,000             $413,000
                                                        ========             ========
     Weighted average interest rate:
      During the year                                       5.78%                5.45%
                                                        ========             ========
      At year end                                           5.93%                5.58%
                                                        ========             ========

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


     The carrying and market values of the collateral pledged at December 31, were as follows:

     (in thousands)

                                                             1997                           1996
                                                             ----                           ----
                                                 Repurchase       Market       Repurchase         Market
                                                 liability        Value         liability         Value
      Securities underlying agreements:
       GNMA                                      $425,936       $440,082        $218,410         $233,612
       CMO Certificates                           177,213        200,364         162,117          190,160
       FHLB Discount Notes                        162,637        163,069             158              160
       Puerto Rico Government securities           42,542         42,545               -                -
       FHLMC                                        5,641          5,918           6,202            6,370
       FNMA                                         3,399          3,472             763              930
       Other securities                            20,774         20,752               -                -
                                                 --------       --------        --------         --------

                                                 $838,142       $876,202        $387,651         $431,232
                                                 ========       ========        ========         ========

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


17.  Notes Payable

     Notes payable consisted of the following:

     (in thousands)                                                           December 31,
                                                                         1997              1996
Demand note, at 9% interest, collateralized by
 CMO certificates                                                    $  1,000       $  1,000

Unsecured notes, payable at interest rates ranging from
 6.50% to 9.00%, final payment dates ranging from
 August 1998 to May 2001                                                4,045          4,675

Note payable to bank, collateralized by CMO certificates,
 at 8.50% interest rate and due on October 10, 1998                     8,756          9,275

Note payable to bank, collateralized by CMO certificates,
 at 8.00% interest rate and due on February 15, 1998                    2,898          3,281

Term-notes payable to corporate investors, collateralized by stand-by letters of credit issued by the Federal Home
 Loan Bank of New York:

   at 6.50% maturing on October 13, 2000                                8,100          8,100

   at a variable rate (5.23% and 4.67% at December 31, 1997
    and 1996, respectively, maturing on November 17, 2000)              5,000          5,000

   at 5.70% maturing on November 27, 2000                               5,000          5,000

   at 6.05% maturing on May 23, 2001                                    5,000          5,000

   at 5.98% maturing on June 19, 2001                                  10,000         10,000

   at 6.30% maturing on September 18, 2001                             10,000         10,000

   at 6.28% maturing on September 24, 2001                             10,000         10,000

Note payable to bank, at 7.40% (1996 - 7.15%) interest
 rate due, June 27, 1998                                                3,000          3,000

7.84% Senior Notes due on October 10, 2006                             75,000         75,000

Mortgage note secured by land at 7.88% (1996 - 7.63%)
 interest rate and due on December 13, 1998                             2,135          2,135

Note payable to bank, collateralized by mortgage
 servicing rights held by the Company, at 7.00%
 interest rate and due on November 7, 1998                             15,000              -

Unsecured medium term notes, at interest rates
 ranging from 7.00% to 13.63%, final payment dates
 ranging from January to June 1997                                          -            660
                                                                     --------       --------

                                                                     $164,934       $152,126
                                                                     ========       ========

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



     At December 31, 1997, the scheduled aggregate annual maturities of notes payable were approximately as follows:

     (in thousands)

          Year ending December 31,
          1998                               $    34,574
          1999                                     1,950
          2000                                    18,360
          2001                                    35,050
          2002                                         -
          2003 and thereafter                $    75,000
                                             ------------

18.  Convertible Subordinated Debentures

     The Company issued in 1995 $10 million of 8.25% Convertible Subordinated Debentures due January 1, 2006 (the "Subordinated Convertible Debentures"). On October 22, 1997, these were converted to Convertible Preferred Stock pursuant to an extinguishment of debt. See Note 26 for disclosure on the exchange agreement between Popular, Inc. and the Company.


19.  Deposit Accounts

     At December 31, deposits and their weighted average interest rates are summarized as follows:

     (amounts in thousands)

                                                            1997                         1996
                                                            ----                         ----
                                                    Amount         %              Amount          %
     Certificates of deposit                      $199,326        6.01          $ 99,615         5.87
     Regular savings                                18,756        4.42            17,055         4.36
     NOW accounts                                   15,755        4.40             6,330         3.46
     Non interest-bearing deposits                  66,657           -            35,902            -
                                                  --------                      --------
                                                  $300,494                      $158,902
                                                  ========                      ========

     At December 31, 1997 and 1996, certificates of deposit over $100,000 amounted to $102,570,000 and $44,025,000, respectively.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996

     A summary of certificates of deposit by maturity as of December 31, 1997 follows:

     (in thousands)

           1998                       $122,467
           1999                         37,390
           2000                          8,168
           2001                         13,228
           2002                         16,146
           2003 and thereafter           1,927
                                      --------
                                      $199,326
                                      ========

     A summary of certificates of deposit by interest rate at December 31, 1997 follows:

          (in thousands)

                Rate                    Amount
          2.99% or less                   $59
          From 3.00% to 3.99%               5
          From 4.00% to 4.99%           2,112
          From 5.00% to 5.99%          61,882
          From 6.00% to 6.99%         126,603
          From 7.00% to 7.99%           8,575
          From 8.00% to 8.99%              90
                                     --------
               Total                 $199,326
                                     ========

     At December 31, 1997, Doral Bank had brokered certificates of deposit amounting to $60,284,000 maturing as follows:

          (in thousands)

          1998                        $ 8,055
          1999                          9,958
          2000                         17,076
          2001                         10,295
          2002                         14,646
          2003 and thereafter             254
                                      -------

                                      $60,284
                                      =======


     At December 31, 1997, Doral Bank had deposits from officers, directors, employees and stockholders of the Company amounting to approximately $892,000 (1996 - $700,000).

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



     The Company, as a servicer of loans, is required to maintain certain balances on behalf of the borrowers called escrow funds. At December 31, 1997, escrow funds amounted to approximately $62,280,000 (1996 - $38,519,000), of which $50,656,000 were deposited with Doral Bank (1996 - $30,316,000). The remaining escrow funds, $11,624,000 (1996 - $8,203,000)
     were deposited with other banks and therefore excluded from the Company's assets and liabilities.

20.  Advances From The Federal Home Loan Bank

     At December 31, advances from the Federal Home Loan Bank of New York ("FHLB") consist of the following:

          (in thousands)

                                                 1997              1996
          6.307% due on July 21, 2000           $5,000            $5,000
          6.445% due on July 17, 2002            5,000             5,000
          5.959% due on January 29, 2003         5,000             5,000
          6.454% due on October 10, 2007        10,000                 -
          6.380% due on December 31, 2007        7,000                 -
                                               -------           -------

          Total                                $32,000           $15,000
                                               =======           =======


     At December 31, 1997, the Company had qualified collateral, in the form of first mortgage notes and mortgage-backed securities with a market value of $163,764,000 which were pledged to secure the above advances from the FHLB and stand-by letters of credit issued by the FHLB as collateral for the term-notes of $53,100,000 shown under notes payable.

21.  Income Taxes

     Under the provisions of Law No. 38 of May 20, 1983, the Company is exempt from the payment of Puerto Rico income taxes on the interest earned on mortgage loans on residential properties located in Puerto Rico which were executed after June 30, 1983, and are insured or guaranteed pursuant to the provisions of the National Housing Act of June 27, 1934, as amended, and pursuant to the Provisions of the Servicemen's Readjustment Act of 1944, as amended. On July 22, 1997, an amendment to the Puerto Rico Internal Revenue Code was adopted that modified the tax-exempt treatment of FHA and VA loans secured by real property in Puerto Rico and GNMA mortgage-backed securities backed by such loans. Under the terms of the amendment, effective August 1, 1997, only FHA and VA loans used to finance the original acquisition of newly constructed housing and mortgage-backed securities backed by such loans qualify for tax-exempt treatment. The amendment grandfathered the tax-exempt status of FHA and VA loans originated prior to August 1, 1997, and mortgage-backed securities backed by such loans.

     Given the tax characteristics of these assets, the Company holds exempt loans and mortgage-backed securities for periods of time prior to sale in order to maximize the tax exempt interest produced by these securities and loans. Therefore, net interest income has generally represented a greater proportion of the Company's total net income than that of a typical non-Puerto Rican mortgage banking institution.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


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

     As a Puerto Rico Chartered Commercial Bank

     Doral Bank is subject to Puerto Rico income tax on its income derived from all sources. Doral Bank is also subject to United States income taxes on certain types of income from such sources and also on income effectively connected with any trade or business within such jurisdiction. However, any United States income tax paid by Doral Bank is, subject to certain conditions and limitations, creditable as a foreign tax credit against its Puerto Rico income tax liability.

     Doral Bank prior to conversion to a Puerto Rico Chartered Commercial Bank

     Doral Federal Savings Bank (Doral Federal), as a corporation organized under the laws of the United States was subject, prior to the conversion to a Puerto Rico chartered commercial bank, to United States Federal income tax with respect to all of its income, including income from sources within Puerto Rico (the "Possession"). For United States income tax purposes Doral Federal elected to be treated as a possessions corporation pursuant to
     Section 936 of the Internal Revenue Code of 1986 (the "Code"). Section 936 of the Code allowed Doral Federal to claim a credit, (the "Section 936 credit"), subject to qualification of the source and nature of the income and certain other limitations, for the United States income tax on income derived from sources outside of the United States that was attributable to the active conduct of a trade or business in the Possession ("Qualifying Active Income"). The credit granted under Section 936 was a full credit against the United States income tax imposed on Qualifying Active Income. The Section 936 credit, as described, has been claimed by Doral Federal for its taxable years beginning before September 30, 1997 to shelter from United States income taxation its Qualifying Active Income.

     For Puerto Rico income tax purposes Doral Federal was taxed as a foreign corporation engaged in a trade or business in Puerto Rico. As such, Doral Federal was subject to Puerto Rico income tax on all of its income from sources within Puerto Rico and income from sources outside Puerto Rico that was effectively connected with its Puerto Rico business.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


     The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory tax rate to income before taxes. A reconciliation of the difference follows:

     (amounts in thousands)

                                                                  Year ended December 31,
                                                 1997                     1996                    1995
                                                 ----                     ----                    -----
     Income before income taxes                $37,797                  $31,279                 $22,060


                                                            % of pretax                  % of pretax                  % of pretax
                                                  Amount      income         Amount        income          Amount       income
     Tax at statutory rates                      $14,741        39.0        $12,199          39.0          $9,265         42.0
     Tax effect of exempt interest
       income - net                               (8,118)      (21.5)        (8,502)        (27.2)         (4,590)       (20.8)
     Tax effect of capital gains                  (1,500)       (4.0)             -             -               -            -
     Tax effect of amortization of
       goodwill, other non-deductible
       expenses and other                            126         0.4            541           1.7            (280)        (1.3)
     Tax effect of shares issued
       under employment contracts                      -           -              -             -          (1,893)        (8.6)
                                                 -------        ----        -------          ----          ------         ----
     Provision for income taxes                  $ 5,249        13.9         $4,238          13.5          $2,500         11.3
                                                 =======        ====         ======          ====          ======         ====


     At December 31, the components of the net deferred tax liability are:
     (in thousands)

                                                   1997            1996
     Deferred tax liabilities resulting from:
       Untaxed Income                            $ (17,516)     $ (12,990)
       Deferred Costs                               (3,374)        (1,643)
                                                 ---------      ---------

                                                   (20,890)       (14,633)
     Deferred tax assets:
       Unrealized losses                             7,612          1,570
       Undeducted expenses                           2,283          3,655
       Net operating loss                                -            773
       Reserve for doubtful accounts
        and others                                   1,121            263
                                                 ---------      ---------

                                                    11,016          6,261
                                                 ---------      ---------

     Net deferred tax liability                  $  (9,874)     $  (8,372)
                                                 =========      =========

22.  Related Party Transactions

     Mortgage loans held for sale include approximately $200,000 of loans to officers, directors and stockholders of the Company at prevailing interest rates (1996 - $230,000).

     The Company paid a computer service bureau, in which it holds a 33% interest, $1,012,000, $900,000 and $860,000 for services rendered during the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Company's equity in this service bureau was not significant.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



     At December 31, 1997 and 1996, accounts receivable include approximately $1.5 million and $1.8 million, respectively, due from a real estate partnership in which the Company has a minority interest.

23.  Financial Instruments With Off-Balance Sheet Risk

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

     The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 1997, commitments to extend credit to individuals for residential mortgages amounted to approximately $4,379,000 and commitments to sell mortgage-backed securities and loans amounted to approximately $175,000,000. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. A geographic concentration exists within the Company's loan portfolios since most of the Company's business activity is with customers located in Puerto Rico.

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

24.  Pension and Compensation Plans

     The Company has a noncontributory target benefit pension plan ("the Plan"). The Plan generally covers all full time Company employees that have completed one year of service and have attained age 21.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



     Under the Plan, the Company contributes annually the funding amount which is projected to be necessary to fund the target benefit. The target benefit is based on years of service and employees' compensation, as defined in the Plan. The Company has the right to terminate the Plan at any time. Upon termination, all amounts credited to the participants' accounts will become 100% vested.

     Contributions to the Plan during the years ended December 31, 1997, 1996 and 1995 amounted to approximately $730,000, $722,000 and $640,000, respectively.

     The Company has unfunded deferred incentive compensation arrangements (the "Deferred Compensation") with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage banking activities, as defined, and is payable to participants after a five-year vesting period. The expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $305,000, $232,000 and
     $62,000, respectively.

     The Company also has incentive compensation arrangements payable currently with certain employees. The incentive payments are based on the amount of consolidated net income, after adjustment of certain amounts such as extraordinary gains or losses, in excess of an established return on stockholders' equity, as defined in the agreements. The expense under these arrangements for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $4,915,000, $6,446,000 and $2,415,000, respectively.

25.  Commitments And Contingencies

     The Company has several noncancellable operating leases for office facilities expiring through 2005. Total minimum rental commitments for leases in effect at December 31, 1997 are as follows:

     (in thousands)

          YEAR                       AMOUNT
          1998                        $2,239
          1999                         1,605
          2000                           518
          2001                           445
          2002                           347
          2003 and thereafter          1,364
                                      ------
                                      $6,518
                                      ======

     Total rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $2,000,000, $2,100,000 and $2,100,000, respectively.

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


     From time to time the Company may sell loans or mortgage-backed securities with put options. At December 31, 1997, the amounts outstanding under these arrangements were as follows:

     (in thousands)

                                                                 AMOUNT
               DATES ON WHICH PUT OPTION EXPIRES              OUTSTANDING
               Within one year                                 $ 85,149
               One to two years                                  14,238
               Three years and thereafter                        76,225
                                                               --------
                                                               $175,612
                                                               ========

     If the put option is exercised, the Company would have to buy back these securities at an agreed price, adjusted for future prepayments. As part of its hedging program, the Company includes the risks associated with its put arrangements.

     The Insurance and Indemnity Agreements (the "Agreements") covering certain financial guaranty insurance policies covering the payment of senior certificates issued by CMO grantors trusts established by the Company, provide, among other things, that the Company cannot sell, transfer or pledge the residual certificates issued by the trusts (amounting to approximately $2,347,000) without the insurance company approval because the residual certificates are pledged as collateral to the insurance company.

26.  Capital Stock And Paid-In Capital

     The authorized number of shares of common stock was increased during 1997 from 20,000,000 to 50,000,000 shares.

     On July 10, 1997, the Board of Directors of the Company declared a two-for-one stock split of the Company's common stock held by registered shareholders as of August 18, 1997. The stock split was effected on August 28, 1997. All amounts in the financial statements have been restated to reflect the split.

     Pursuant to the Debenture Agreement (see Note 18), on April 29, 1997, $1,540,000 of the Convertible Subordinated Debentures were converted into 176,000 shares (after giving effect to the stock split) of the Company's common stock at a conversion price of $8.75 (after giving effect to the stock split). On July 9, 1997, the Company entered into an agreement, subject to regulatory approval, to exchange the remaining Convertible Subordinated Debentures for 8,460 shares of newly issued 8% Convertible Cumulative Preferred Stock (liquidation preference $1,000 per share) ("8% Preferred Stock"). The 8% Preferred Stock is convertible into common stock at a conversion price of $8.75 (after giving effect to the stock split). The 8% Preferred Stock will have a preference in liquidation over the common stock. In addition, the terms of the agreement prohibit the Company from paying dividends on the common stock if the dividend of the 8% Preferred Stock is in arrears. The holder of the 8% Preferred Stock will be entitled to receive cumulative cash dividends when declared by the Board of Directors at an annual rate 8% of the liquidation

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



     preference. The 8% Preferred Stock is not redeemable prior to January 1, 2001. On or after that date, the 8% Preferred Stock will be redeemable at the option of the Company at the following redemption prices:


                                      Redemption
         Year                           Price
         2001                           $1,020
         2002                           $1,015
         2003                           $1,010
         2004                           $1,005
         2005 and thereafter            $1,000

     All other terms of the agreement remained unchanged from the original agreement. On October 22, 1997, after obtaining regulatory approval, the holder of the Convertible Subordinated Debentures converted the debentures into 8,460 shares of 8% Preferred Stock with an aggregate liquidation preference of $8,460,000. In connection with this conversion, the Company recorded an extraordinary non-cash loss of $12.3 million (see Note 3).

     The Company has a Restricted Stock Plan (the "Restricted Stock Plan") and a Stock Option Plan. The Restricted Stock Plan provides for the granting of up to 500,000 shares of common stock to selected officers. During 1994 and prior years 355,612 shares were awarded and issued under the Restricted Stock Plan. No additional shares have been awarded subsequent to 1994. The terms of the Restricted Stock Plan permit the imposition of restrictions ranging from one to five years on the sale or disposition of the shares issued.

     In April 16, 1997, the Company adopted an employee stock option plan. This plan allows for the granting of up to 1,000,000 shares of Common Stock to any employee, including officers and directors who are also employees, of the Company. The Stock-Option Committee of the Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the option exercise price. The vesting rights, however, cannot exceed ten years and the exercise price may not be lower than the market value at the date of the grant. In addition, the stock option plan permits the Stock-Option Committee to grant rights to optionees ("stock appreciation rights") under which an optionee may surrender any exercisable stock option in return for payment in cash in an amount equal to the excess of the fair value of the common stock to which the option is related at the time of exercise over the option price of the common stock at grant date. The stock option plan provides for a proportional adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassifications of stock and a merger or reorganization. No stock options were awarded during 1997 under this plan.

     All of the outstanding shares of the Company's 10.5% Cumulative Convertible Preferred Stock Series A, were redeemed in May 1996.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



     Present regulations limit the amount of dividends that Doral Bank may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank to fall below the regulatory capital requirements.

     In addition, the Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

     The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under the Indenture for the Senior Notes from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), if an event of default under any such agreements exist at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since specified dates exceed a defined amount. In addition, under the Syndicated Credit Agreement, the Senior Notes Indenture and other debt agreements of the Company, the Company is prohibited from paying dividends if it fails to maintain specified minimum levels of net worth, net earnings to debt service and dividends ratios, and certain other financial ratios.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

(in thousands, except per share data)


                                                 Income            Shares         Per Share
                                               (numerator)      (denominator)      Amount
As of December 31, 1997:

Income before extraordinary item                $  32,548
Less: Convertible preferred stock dividend           (130)
                                                ---------

Basic EPS
Income available to common
    shareholders                                   32,418       18,340,079         $   1.77
                                                ---------       ----------         --------

Effect of dilutive securities
    Convertible Subordinated Debentures               371          838,813
    Convertible Preferred Stock                       130          185,424
                                                ---------       ----------
Diluted EPS
    Income available to common shareholders
     plus assumed conversions                      32,919       19,364,316         $   1.70
                                                =========       ==========         ========

As of December 31, 1996:

Income before extraordinary item                   27,041
Less: Serial preferred stock dividend                 (14)
                                                ---------

Basic EPS
Income available to common shareholders            27,027       18,133,122         $   1.49
                                                ---------       ----------         --------

Effect of dilutive securities
    Convertible Subordinated Debentures               503        1,142,860
    Serial Preferred Stock                             14           86,554
                                                ---------       ----------

Diluted EPS
    Income available to common shareholders
     plus assumed conversions                      27,544       19,362,536         $   1.42
                                                =========       ==========         ========

As of December 31, 1995:

Income before extraordinary item                   19,560
Less: serial preferred stock dividend                (188)
                                                ---------

Basic EPS
Income available to common
    shareholders                                   19,372       14,615,896         $   1.33
                                                ---------       ----------         ========

Effect of dilutive securities
    Convertible Subordinated Debentures                87          200,892
    Serial Preferred Stock                            188          703,482
                                                ---------       ----------
Diluted EPS
    Income available to common shareholders
     plus assumed conversions                      19,647       15,520,270         $   1.27
                                                =========       ==========         ========

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


27.  Supplemental Income Statement Information

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

     (in thousands)

                                             YEAR ENDED DECEMBER 31,
                                    1997              1996              1995
     Employee costs                $37,430           $31,488           $24,395
                                   =======           =======           =======

     Other expenses                $17,384           $13,105           $12,042
                                   =======           =======           =======

     Set forth below is a breakdown of direct loan origination costs that were capitalized as part of the carrying cost of mortgage loans inventory or offset against mortgage loan sales and fees.


     (in thousands)

                                                               Year ended December 31,
                                                    1997              1996              1995
      Offset against mortgage loan
       sales and fees                             $29,875           $22,006           $16,398
      Capitalized as part of loan inventory         3,613             4,213             5,094
                                                  -------           -------           -------

                                                  $33,488           $26,219           $21,492
                                                  =======           =======           =======


28.  Disclosures About Fair Value of Financial Instruments

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

DORAL FINANCIAL CORPORATION

Notes to Financial Statements
December 31, 1997 and 1996
     (in thousands)

                                                            1997                        1996
                                                 Carrying        Fair          Carrying       Fair
                                                  amount         value          amount        value
     Financial assets:
          Cash and due from banks                $ 17,390       $ 17,390       $ 10,439       $ 10,439
          Money market investments                157,404        157,404         70,774         70,774
          Mortgage loans held for sale            406,297        409,207        261,608        265,190
          Securities held for trading             620,288        620,288        436,125        436,125
          Securities held to maturity             143,534        144,784        107,222        108,819
          Securities available for sale           240,876        240,876         12,007         12,007
          Loans receivable                        133,055        133,055        128,766        128,766
          Servicing assets                         46,416         46,416         20,969         20,969

     Financial Liabilities
          Loans payable                          $265,306       $265,306       $196,643       $196,643
          Securities sold under agreements
           to repurchase                          838,142        838,142        387,651        387,651
          Deposit accounts                        300,494        300,494        158,902        158,902
          Notes payable                           164,934        164,934        152,126        152,126
          Advances from FHLB                       32,000         32,000         15,000         15,000
          Convertible Subordinated Debentures        --             --           10,000         10,000

     The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

     Cash and due from banks and money market investments: valued at the carrying amounts in the consolidated balance sheet. The carrying amounts are reasonable estimates of fair value due to the short period to maturity.

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

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



     Servicing assets: valued based on the present value of the estimated remaining future servicing fee revenue.

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

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996



29.  Quarterly Results Of Operations  (Unaudited)

     Financial data showing results of the 1997 and 1996 quarters is presented below. These results are unaudited. In the opinion of management all adjustments necessary for a fair presentation have been included:

     (in thousands, except per share data)                                                 Quarters
                                                                -------------------------------------------------------------
                                                                  1st               2nd               3rd               4th
     1997
     ----
         Revenue                                                $30,073           $29,834           $34,406           $41,104
         Income before extraordinary item                         7,121             7,918             8,592             8,916
         Extraordinary item                                           -                 -                 -            12,317
         Net income (loss)                                        7,121             7,918             8,592            (3,401)
         Net income per share:
         Basic:
                           Income before extraordinary item        0.39              0.43              0.47              0.48
                           Extraordinary item                         -                 -                 -             (0.67)
         Diluted:
                           Income before extraordinary item        0.38              0.41              0.45              0.46
                           Extraordinary item                         -                 -                 -             (0.64)

                                                                                           Quarters
                                                                -------------------------------------------------------------
                                                                  1st               2nd               3rd               4th

     1996
     ----
         Revenue                                                $26,035           $25,984           $28,148           $27,665
         Net income                                               6,354             7,034             7,424             6,230
         Net income per share:
                           Basic                                   0.36              0.39              0.40              0.34
                           Diluted                                 0.34              0.37              0.39              0.32


30.  Risk Management Activities

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

     Asset/liability risk management activities are conducted in the context of Company's sensitivity to interest rate changes. This sensitivity arises due to changes in the value of mortgage loans held for sale and mortgage-backed securities held for trading from the time such assets are originated to the time these are sold. As a result, interest-bearing liabilities reprice more frequently than interest-earning assets and, therefore, the Company is affected by the interrelationships between long-term and short-term interest rates.

DORAL FINANCIAL CORPORATION
Notes to Financial Statements
December 31, 1997 and 1996


     To achieve its risk management objective, the Company uses a combination of derivative financial instruments, particularly, futures and options, as well as other types of contracts such as forward sales commitments.

     As part of the interest rate risk management at December 31, 1997, the Company, as a purchaser, had unexpired options where it had the right to sell bonds and GNMA contracts for a notional amount of $345 million. It also had rights to buy bonds and GNMA contracts for a notional amount of $79.5 million. As a writer of options, the Company had unexpired options where it had the obligations to sell bonds and GNMA contracts for a notional amount of $87 million, and obligations to buy bonds and GNMA contracts for a notional amount of $200 million. At December 31, 1997 the Company had approximately $175 million of forward commitments to sell mortgage-backed securities and loans. In addition, at December 31, 1997, the Company has outstanding future contracts where the Company has the obligation to buy GNMA securities amounting to $5 million and the obligation to buy U.S. Treasury notes amounting to $3 million. Also, the Company has future contracts where it has the obligation to sell GNMA securities amounting to $15 million.

     Generally, the options purchased or written have expired without being exercised. In addition, future contracts have been settled prior to delivery. During the years ended December 31, 1997, 1996 and 1995 (net losses) net gains from these transactions, amounted to approximately ($5,422,000), $3,100,000 and ($5,400,000), respectively. From the 1997 net losses, approximately $2,062,000 has been charged to income and is presented as part of mortgage loan sales and fees and $3,360,000 corresponded to options designated as hedges and is included as part of mortgage loans held for sale at the end of the year. At December 31, 1997, mortgage loans held for sale includes capitalized costs of unexpired options, designated as hedges, of approximately $1,345,000. At December 31, 1997, unrealized net losses on open positions related to unexpired options and open future contracts, including capitalized costs, amounted to approximately $1,466,000.

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

DORAL FINANCIAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


     The Company enters into rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal.

     At December 31, 1997, the Company had outstanding two interest rate swap agreements with an investment banker to change the Company's interest rate exposure. The agreements are for a notional principal amount of $5,000,000 and $50,000,000 covering the Company's interest rate exposure. The $5,000,000 interest rate swap covers the exposure of a floating rate term-note amounting to $5,000,000. The interest rate swap with a notional amount of $50,000,000 is designed to protect Doral Bank from the repricing of its short-term liabilities. The $5,000,000 interest rate swap ends at the time the related obligation matures. The $50,000,000 interest rate swap ends on November 5, 2002. The interest rate to be received on the $5 million swap is 87% of the three-months LIBOR rate minus .125% (4.95% at December 31, 1997) and the interest rate to be paid is 4.92%. On the $50 million swap, the interest rate to be received is the three-months LIBOR rate (5.75% at December 31, 1997) and the interest rate to be paid is 6.125%. Nonperformance by the counterpart will expose the Company to an interest rate risk.

     The Company entered into a transaction to hedge the funding cost of the 7.84% Senior Notes due on October 10, 2006 (the "Senior Notes"). The loss incurred in such transaction has been deferred and is being amortized throughout the life of the Senior Notes as an adjustment to the Notes' yield. Unamortized balance at December 31, 1997 was approximately $2,253,000.

31.  SUBSEQUENT EVENT

     On February 19, 1998, the Company sold 1,817,000 newly issued shares of its common stock at a selling price of $24.00. The transaction increased the capital of the Company by approximately $40.9 million gross of issue costs.