Form 10-Q
period 1998-03-31
DORAL FINANCIAL CORP
filed 1998-05-15
CIK 840889

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

        For the quarterly period ended March 31, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    -----------------

                         Commission file number 0-17224

                           Doral Financial Corporation
                           ---------------------------
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

                                  Yes  X    No
                                      ----     ------

Number of shares of Common Stock outstanding at May 13, 1998 - 20,214,460

===============================================================================

                           DORAL FINANCIAL CORPORATION

                                      INDEX
                                      PAGE

                         PART I - FINANCIAL INFORMATION


Item 1   -   Financial Statements

             Consolidated Balance Sheet as of March 31, 1998 and December 31,
             1997...........................................................................................4

             Consolidated Statement of Income and Retained Earnings - Three-
             month periods ended March 31, 1998 and March 31, 1997..........................................5

             Consolidated Statement of Cash Flows - Three-month periods ended
             March 31, 1998 and March 31, 1997..............................................................6

             Consolidated Statement of Comprehensive Income.................................................7

             Notes to Consolidated Financial Statements.....................................................8

Item 2   -   Management's Discussion and Analysis of Financial Condition and Results
             of Operations.................................................................................11


                                       PART II - OTHER INFORMATION

Item 1   -   Legal Proceedings.............................................................................18

Item 2   -   Changes in Securities.........................................................................18

Item 3   -   Defaults Upon Senior Securities...............................................................18

Item 4   -   Submission of Matters to a Vote of Security Holders...........................................18

Item 5   -   Other Information.............................................................................19

Item 6   -   Exhibits and Reports on Form 8-K..............................................................19

SIGNATURES.................................................................................................20

FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "intend", "anticipate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates which can adversely affect the demand for mortgage credit and the value of the Company's investment securities, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                           DORAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)


                                                                                   March 31, 1998        December 31, 1997
                                                                                   --------------        -----------------
                                                                                     (unaudited)             (audited)
ASSETS
Cash and due from banks                                                             $   12,906             $   17,390
Money market investments                                                               145,348                157,404
Mortgage loans held for sale, net                                                      516,168                406,297
Securities held for trading, net                                                       655,084                620,288
Securities held to maturity                                                            137,000                143,534
Securities available for sale                                                          457,073                240,876
Loans receivable, net                                                                  132,152                133,055
Accounts receivable and mortgage servicing advances, net                                95,829                 42,890
Accrued interest receivable                                                             18,738                 13,537
Servicing asset                                                                         51,065                 46,416
Property, leasehold improvements and equipment, net                                     11,388                 10,848
Cost in excess of fair value of net assets acquired                                      6,021                  6,203
Federal Home Loan Bank (FHLB) stock                                                      4,692                  4,692
Real estate held for sale, net                                                           2,499                  3,025
Prepaid expenses and other assets                                                        8,416                 11,334
                                                                                    ----------             ----------
     Total assets                                                                   $2,254,379             $1,857,789
                                                                                    ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans payable                                                                       $  329,396             $  265,306
Securities sold under agreements to repurchase                                       1,036,151                838,142
Deposit accounts                                                                       328,419                300,494
Notes payable                                                                          164,542                164,934
Advances from Federal Home Loan Bank of N.Y.                                            32,000                 32,000
Accounts payable and other liabilities                                                 114,807                 57,201
Income tax payable                                                                       5,162                  2,883
Deferred tax liability                                                                   7,507                  9,874
                                                                                    ----------             ----------
   Total liabilities                                                                $2,017,984             $1,670,834
                                                                                    ----------             ----------

Commitments and contingencies                                                       ----------             ----------

Stockholders' equity:
   Serial Preferred Stock, $1 par value, 2,000,000 shares
     authorized; no shares outstanding                                                     ---                    ---
     8% Convertible Cumulative Preferred Stock, $1 par value (liquidation preference $1,000 per share), 20,000 shares authorized;
        8,460 shares issued                                                                  8                      8

Common stock, $1 par value, 50,000,000 shares authorized;
    20,242,460 shares issued;                                                           20,242                 18,425
Paid-in capital                                                                         90,468                 51,692
Legal Surplus                                                                            1,704                  1,704
Retained earnings                                                                      123,159                114,253
   Unrealized gain on securities available for sale, net of deferred tax                   842                    901
   Treasury stock at par value, 28,000 shares                                              (28)                   (28)
                                                                                    ----------             ----------
     Total stockholders' equity                                                        236,395                186,955
                                                                                    ----------             ----------
     Total liabilities and stockholders' equity                                     $2,254,379             $1,857,789
                                                                                    ==========             ==========

        The accompanying notes are an integral part of these statements.

                           DORAL FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME AND RETAINED
                 EARNINGS (IN THOUSANDS OF DOLLARS , EXCEPT FOR
                                 PER SHARE DATA)
                                    UNAUDITED

                                                                                            Quarter Ended March 31,
                                                                                            -----------------------
                                                                                          1998                   1997
                                                                                          ----                   ----
Interest income:
     Loans ..................................................................        $     10,586          $      8,230
     Mortgage-backed securities .............................................              12,155                10,833
     Investment securities ..................................................               7,219                   632
     Other interest-earning assets ..........................................               1,084                   691
                                                                                     ------------          ------------
Total interest income .......................................................              31,044                20,386
                                                                                     ------------          ------------

Interest expense:
     Loans payable ..........................................................               5,426                 3,978
     Securities sold under agreements to repurchase .........................              11,273                 7,007
     Deposits ...............................................................               3,597                 1,782
     Other borrowed funds ...................................................               2,906                 1,298
                                                                                     ------------          ------------
Total interest expense ......................................................              23,202                14,065
                                                                                     ------------          ------------

Net interest income .........................................................               7,842                 6,321
Provision for loan losses ...................................................                 170                   165
                                                                                     ------------          ------------
Net interest income after provision for Loan Losses .........................               7,672                 6,156

Non-interest income:

     Mortgage loan sales and fees ...........................................               9,394                 5,316
     Servicing income .......................................................               4,721                 3,979
     Gain on sale of servicing ..............................................               1,829                     0
     Other income ...........................................................                 526                   392
                                                                                     ------------          ------------
Total non-interest income ...................................................              16,470                 9,687

Non-interest expense:
     Compensation and benefits, net (See note g) ............................               3,883                 2,388
     Taxes, other than payroll ..............................................                 391                   317
     Professional services ..................................................                 878                   762
     Telephone ..............................................................                 604                   458
     Rent ...................................................................                 731                   586
     Maintenance ............................................................                 227                   211
     Advertising ............................................................               1,303                   868
     Other (See note g) .....................................................               3,535                 1,799
                                                                                     ------------          ------------

Total non-interest expense ..................................................              11,552                 7,389
                                                                                     ------------          ------------
Income before income taxes ..................................................              12,590                 8,454
                                                                                     ------------          ------------

Income taxes:
     Current ................................................................               3,827                   590
     Deferred ...............................................................              (2,334)                  743
                                                                                     ------------          ------------
Total income taxes ..........................................................               1,493                 1,333
                                                                                     ------------          ------------

Net Income ..................................................................              11,097                 7,121
                                                                                     ============          ============

Retained earnings at beginning of period ....................................             114,253               102,925
Less cash dividends paid:
     8% Convertible Cumulative Preferred Stock ..............................                 169                    --
     Common Stock ...........................................................               2,022                 1,549
                                                                                     ------------          ------------

Retained earnings at the end of period ......................................        $    123,159          $    108,497
                                                                                     ============          ============

Earnings per Share:
     Basic ..................................................................        $       0.57          $       0.39
                                                                                     ============          ============
     Diluted ................................................................        $       0.55          $      0.375
                                                                                     ============          ============

        The accompanying notes are an integral part of these statements.

                          DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                                  Three-month Period Ended March 31,
                                                                                                  ----------------------------------
                                                                                                          1998           1997
                                                                                                      ------------   ------------
                                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................................     $     11,097   $      7,121
                                                                                                      ------------   ------------
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Amortization of interest-only strip receivable .............................................            1,048            892
     Amortization of cost in excess of fair value of net assets acquired ........................              182             95
     Amortization of servicing asset ............................................................            1,403            578
     Depreciation and amortization ..............................................................              661            498
     Gain on sale of servicing rights ...........................................................           (1,829)             0
     Allowances for losses ......................................................................              218            213
     Origination and purchases of mortgage loans held for sale ..................................         (386,862)      (152,209)
     Principal repayment and sales of loans held for sale .......................................          144,164         93,344
     Purchases of securities held for trading ...................................................         (361,367)      (103,932)
     Principal repayments and sales of securities held for trading ..............................          377,560        186,489
     Net increase in interest-only strip .......................................................             (448)        (4,707)
     Increase in accounts receivable and mortgage servicing advances ............................          (52,939)        (5,279)
     Increase in servicing asset ................................................................           (6,052)        (2,195)
     Increase in interest receivable ............................................................           (5,371)        (1,642)
     Increase (decrease) in loans payable ......................................................           64,090        (42,276)
     Increase in interest payable ...............................................................            1,407          1,337
     Increase in securities sold under agreements to repurchase .................................          198,009         37,081
     Increase (decrease) in payables and accrued liabilities ....................................           56,199           (113)
     Increase in income tax payable .............................................................            2,278            368
     Deferred tax (benefit) provision ...........................................................           (2,366)           743
     Amortization of unearned compensation under employment contracts ...........................                0             24
                                                                                                      ------------   ------------
        Total adjustments .......................................................................           29,985          9,309
                                                                                                      ------------   ------------
     Net cash provided by operating activities ..................................................           41,082         16,430
                                                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of securities held to maturity ......................................................                0        (70,639)
   Principal repayments of securities held to maturity ..........................................            6,534          5,185
   Origination of loans receivable ..............................................................                0        (29,907)
   Principal repayments of loans receivable .....................................................              903         13,572
   Purchases of securities available for sale ...................................................         (247,706)             0
   Principal repayments and sales of securities available for sale ..............................          112,641          4,074
   Purchase of property, leasehold improvements and equipments ..................................           (1,201)        (1,008)
   Additions to cost in excess of fair value of net assets acquired .............................                0            (19)
   Real estate held for sale ....................................................................              526           (733)
   Proceeds from the sale of servicing assets ...................................................            1,829              0
   Decrease in other assets .....................................................................            2,918            225
                                                                                                      ------------   ------------
     Net cash used by investing activities ......................................................         (123,556)       (79,250)
                                                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock ...................................................................           40,592             --
     Decrease in notes payable ..................................................................             (392)        (2,140)
     Increase in deposits .......................................................................           27,925         27,893
     Dividends declared and paid ................................................................           (2,191)        (1,549)
                                                                                                      ------------   ------------
     Net cash provided by financing activities ..................................................           65,934         24,204
                                                                                                      ------------   ------------

   Net decrease in cash and cash equivalents ....................................................          (16,540)       (38,616)

   Cash and cash equivalents at beginning of period .............................................          174,794         81,213
                                                                                                      ------------   ------------

   Cash and cash equivalents at the end of period ...............................................     $    158,254   $     42,597
                                                                                                      ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash used to pay interest ....................................................................     $     10,022   $     12,728
                                                                                                      ============   ============
   Cash used to pay income taxes ................................................................     $         88   $        222
                                                                                                      ============   ============

        The accompanying notes are an integral part of these statements.

                          DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (IN THOUSANDS OF DOLLARS)



                                                          Three-Month Period Ended March 31,
                                                          ----------------------------------
                                                                   1998          1997
                                                                 -------        ------
Net income                                                       $11,097        $7,121
                                                                 -------        ------
Other comprehensive income, net of tax:
   Unrealized gains on securities:
   Unrealized holding gains arising during period                    469           968
   Less: reclassification adjustment for gains (losses)
     included in net income                                          528          (886)
                                                                 -------        ------
Other comprehensive income (loss)                                    (59)           82
                                                                 -------        ------
Comprehensive income                                             $11,038        $7,203
                                                                 =======        ======

                           DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral" or the "Company"), Doral Mortgage Corporation ("Doral Mortgage"), Centro Hipotecario, Inc., Doral Securities, Inc. ("Doral Securities") and Doral Bank. References herein to "Doral" or the "Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting principles stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December, 31, 1997, and should be read in conjunction with the notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim period have been reflected.

b. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the three-month period ended March 31, 1998 and 1997 were as follows:


                                                     Three-month Period ended
                                                              March 31,
                                                    ---------------------------
                                                     1998               1997
                                                     ----               ----
8% Convertible Cumulative  Preferred Stock          $20.00                 --
Common Stock                                        $ 0.10              $0.17

d. At March 31, 1998, escrow funds include approximately $61.6 million deposited with Doral Bank. These funds are included in the Company's financial statements. Escrow funds also include approximately $6.1 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The number of average shares of common stock used for computing the basic and diluted net income per share was as follows:


                                     Three-month Period Ended
                                -----------------------------------
                                March 31, 1998      March 31, 1997
                                -----------------------------------
            Basic                 19,225,204          18,221,460
            Diluted               20,192,061          19,364,318

f. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold.

     Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:


                                                                 Quarter Ended
                                                                   March 31,
                                                           -------------------------
                                                            1998               1997
                                                            ----              -----
Employee costs, gross                                      $11,430           $ 8,304
Deferred costs pursuant to SFAS No. 91                       7,547             5,916
                                                           -------           -------
      Employee cost, net                                   $ 3,883           $ 2,388
                                                           =======           =======
Other expenses, gross                                      $ 5,253           $ 3,310
      Deferred costs pursuant to SFAS No. 91                 1,718             1,511
                                                           -------           -------
Other Expenses,  net                                       $ 3,535           $ 1,799
                                                           =======           =======


g. On April 23, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock, $1.00 par value per share (the "Common Stock"). The stock split will be effected in the form of a stock dividend of one additional share of Common Stock to be issued on May 20, 1998 for each share of Common Stock held of record on May 8, 1998. Prior to the declaration of the stock split, the Company had 20,192,061 diluted shares outstanding. Following distribution of the additional shares, the Company will have 40,384,122 diluted shares outstanding. The stock split will not dilute shareholders' voting rights or their proportionate interest in the Company. Pro forma dividends per share data on a post-split basis is presented below:


                                                        Quarter Ended
                                                           March 31,
                                                   --------------------------
                                                     1998              1997
                                                     ----             -----
8% Convertible Preferred Stock                      $20.00            $    0
Common Stock                                        $ 0.05            $0.085

      Pro forma information on the number of average shares of Common stock used for computing the primary and fully diluted net income per share on a post-split basis are provided below:


                                                           Quarter Ended
                                                             March 31,
                                                  -----------------------------
                                                     1998              1997
                                                     ----             -----
Basic                                             38,450,408        36,442,920
Diluted                                           40,384,122        38,728,636


   Pro forma earnings per share data on a post-split basis is provided below:


                                                           QUARTER ENDED
                                                             MARCH 31,
                                                 ------------------------------
                                                     1998              1997
                                                     ----             -----
Basic                                               $0.285            $ 0.195
Diluted                                             $0.275            $0.1875

h. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that an enterprise classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. In Doral's case, unrealized gains and losses on certain investments in debt securities will be the only other comprehensive income item to be included in comprehensive income.

     This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Doral has been engaged in the mortgage banking business since 1972. Doral is the leading originator of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased by Doral was approximately $386.9 million for the three-month period ended March 31, 1998, as compared to $182.1 million for the same period a year ago.

      Doral is also the leading institution in Puerto Rico in terms of the size of its mortgage servicing portfolio. The Company's mortgage servicing portfolio has increased from approximately $3.2 billion as of March 31, 1997 to approximately $4.9 billion as of March 31, 1998. While the Company's traditional strategy to increase the size of its mortgage servicing portfolio has been to rely principally on internal loan originations, it also intends to purchase loans and mortgage servicing rights from third parties to the extent it can identify attractive opportunities. The Company may also engage, from time to time, in the sale of mortgage servicing rights whenever market conditions seem favorable. During the first three months of 1998, Doral purchased approximately $38.9 million in mortgage servicing rights, while it sold approximately $103.0 million of servicing rights, for a gain on sale of $1.8 million. The Company had no such sales or purchases during the first three months of 1997.

      The Company entered the banking business in September 1993 through the acquisition of a federal savings bank, Doral Bank (formerly Doral Federal Savings Bank). In October 1997, Doral Bank converted its charter to that of a Puerto Rico commercial bank and currently operates through six branches in the San Juan, Puerto Rico metropolitan area. For the three month period ended March 31, 1998 and 1997, Doral Bank's net income was approximately $1.7 million and $891,000, respectively. The increase in net income reflects a substantial increase in interest earning assets during Doral Bank's growth expansion process. Doral Bank increased its assets from $293.2 million as of March 31, 1997 to $458.6 million as of March 31, 1998. This growth was funded largely through increases in certificate of deposit accounts, advances from the Federal Home Loan Bank of New York ("FHLB-NY") and the private placement of five year notes secured by FHLB-NY letters of credit with U.S. Corporations electing the benefits of Section 936.

      The Company is engaged in the securities business through Doral Securities, a broker-dealer subsidiary that operates from a single branch office located in San Juan, Puerto Rico.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

      GENERAL

      Doral's results of operations are primarily influenced by: (i) the direction of interest rates; (ii) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates and the strength of the economy in Puerto Rico; and (iii) the relationship between interest rates on its interest-earning assets and the costs of funds with respect to its interest bearing liabilities.

      The principal components of Doral's revenues are: (i) net interest income;
(ii) mortgage loan sales and fees; (iii) servicing income; (iv) gain on sale of servicing rights; and (v) other income.

      Net Income. The Company's net income for the three month period ended March 31, 1998 increased to $11.1 million compared to $7.1 million for the same period a year ago, an increase of 56%, and net income per diluted share was $0.55 and $0.375, for such periods. Consolidated results include the operations of Doral Bank, which contributed approximately $1.7 million to the Company's consolidated net earnings during the first quarter of 1998, compared to $891,000 for the same period of 1997.

      Net Interest Income. Net interest income is the difference between the interest earned by Doral on its interest earning assets and the interest paid by Doral on its interest bearing liabilities. The conditions that affect net interest income from period to period include the relationship between interest income earned by Doral on its interest earnings assets and interest expense paid by Doral on its interest bearing liabilities, the amount of interest earning assets held by Doral and the average holding period between the time mortgage loans (including mortgage-backed securities) are originated and sold as part of Doral's mortgage banking activities

      Doral's net interest income increased by approximately 24% for the three month period ended March 31, 1998 as compared to March 31, 1997, from $6.3 million to $7.8 million. This increase in net interest income is primarily due to an increase in Doral's total interest income as a result of an increase in its interest earning assets, resulting from increased loan originations and purchases of mortgage-backed securities and U.S. agency securities. Doral Bank contributed approximately $2.9 million or 37% of the consolidated net interest income of the Company for the quarter ended March 31, 1998, compared to $2.3 million or 36% of the consolidated net interest income for the quarter ended March 31, 1997.

      Interest Income. Doral's total interest income increased from approximately $20.4 million during the first three months of 1997 to $31.0 million during the same period of 1998. The increase in interest income is primarily related to the increase in the Company's total interest earning assets of approximately $997 million from March 31, 1997 to March 31, 1998.

      Interest income on loans increased by $2.4 million or 29% during the first three months of 1998, as compared to the same period a year ago. The increase during 1998 reflects the increase on interest income on loans as a result of increased loan production.

      Interest income on mortgage-backed securities was approximately $12.2 million for the three-month period ended March 31, 1998, as compared to $10.8 million for the same period of 1997, an increase of approximately 12%. This increase reflected an increase in the Company's mortgage-backed securities held for trading, which increased from $431.9 million as of March 31, 1997 to $655.1 million as of March 31, 1998.

      Interest income with respect to investment securities increased by $6.6 million during the first quarter of 1998 as compared to the same period of 1997, from $632,000 for the period ended March 31, 1997 to $7.2 million for the three months ended March 31, 1998. The increase in interest income reflected the strategy of Doral to increase its tax exempt interest income by investing in U.S. treasury and agency securities, the interest on which is tax exempt under Puerto Rico law and is not subject to U.S. income taxation in the case of Doral because of its status as a foreign corporation for U.S. income tax purposes. Doral's investment securities were approximately $465.7 million as of March 31, 1998, compared to approximately $73.5 million as of March 31, 1997.

       Interest income with respect to other interest-earning assets was approximately $1.1 million for the first three months of 1998 as compared to approximately $700,000 for the same period of 1997, which represents an increase of 57%. Other interest-earning assets consist primarily of overnight deposits, term deposits and reverse repurchase agreements. The increase during this period was due primarily to higher liquidity in the banking and broker-dealer subsidiaries of the Company and the investment of such liquidity in reverse repurchase agreements and term deposits. The increase in interest income from other interest-earning assets reflects Doral's strategy to diversify its sources of interest income by entering into new business segments.

     Interest Expense. Doral's total interest expense increased to $23.2 million during the quarter ended March 31, 1998 from $14.1 million for the comparable period of 1997, an increase of 65%. The increase in interest expense for the period was due primarily to the increase in the amount Doral's interest-bearing liabilities used to fund the increase in the Company's interest earning assets. Interest bearing liabilities increased to $1.9 billion at an average cost of 5.94% for the quarter ended March 31, 1998, compared to $936.4 million at an average cost of 5.77% for the three month period ended March 31, 1997.

      Interest expense related to loans payable increased by $1.4 million or 36% for the first three months of 1998, as compared to the same period of 1997. The increase reflected increased borrowings required to fund the increase in loan originations. The weighted-average interest rate cost for borrowings under the Company's warehouse lines of credit was 7.05% for the first quarter of 1998, as compared to 6.77% for the same period a year ago.

      Interest expense related to securities sold under agreements to repurchase for the quarters ended March 31, 1998 and 1997, amounted to approximately $11.3 million and $7.0 million respectively, an increase of 61%. The increase during such period reflected increased borrowings to finance mortgage-backed securities and other investment securities. The weighted average interest rate of Doral's borrowings under repurchase agreements was 5.81% for the first quarter of 1998 and 5.61% for the same period of 1997.

      Interest expense on deposits increased by $1.8 million to approximately $3.6 million for the first quarter of 1998, from $1.8 million for the first quarter of 1997, an increase of almost 100%. The increase in interest expense on deposits reflects the increase in deposits held at Doral Bank which increased from $186.8 million as of March 31, 1997 to $328.4 million as of March 31, 1998. The growth in deposits reflects the opening of additional branches by Doral Bank, which now operates through six branches, and the offering of competitive rates. Doral Bank intends to continue its branch expansion program during 1998. Doral Bank's average interest cost on deposits was 4.53% for the first quarter of 1998, compared to 4.31% for the same period a year ago. As of March 31, 1998, approximately $61.6 million ($6.1 million of such deposits are not reflected in Doral's Consolidated Financial Statements because of inter-company eliminations) or 18.8% of total deposits held at Doral Bank consisted of non-interest bearing accounts comprised primarily of servicing accounts and corporate deposit accounts maintained by Doral and its affiliates.

      Interest expense on other borrowed funds was $2.9 million for the quarter ended March 31, 1998, as compared to $1.3 million for the same period a year ago, an increase of approximately 238%. Interest expense on other borrowed funds includes various term notes issued by Doral Bank, the Company's $75 million senior notes due October 10, 2006 and Doral Bank's advances from the Federal Home Loan Bank of New York as well as various other borrowings.

      Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on the Company's loss experience, current delinquency dates, known and inherent risk in the loan portfolio, the estimated value of any underlying collateral and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by the Company in determining the allowance for loan losses. The Company made provisions to its allowance for loan losses for the quarters ended March 31, 1998 and 1997 of approximately $170,000 and $165,000 respectively. The provision was $5,000 less during the first quarter of 1998 versus the first quarter of 1997 because of a small but steady improvement in delinquency ratios in loans receivable held by Doral Bank experienced between such periods.

      Revenues from Mortgage Loan Sales and Fees. Revenues from Mortgage Loan Sales and Fees consist of the following components: (i) gains on sales of loans and origination fees (net of direct loan origination costs), (ii) net gains or losses on hedging instruments and (iii) unrealized gains or losses on securities held for trading.

      Revenues from mortgage loan sales and fees increased by 77% during the three month period ended March 31, 1998, as compared to the same period a year ago, from approximately $5.3 million in 1997 to $9.4 million in 1998. The increase in 1998 was primarily the result of increased loan originations and increased profitability on sales of various loans products, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors.

      The Company creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a basic servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IO is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on sale of loan and is recorded at such time as a component of "Mortgage Loan Sales and Fees" on the Company's Consolidated Statement of Income even though the cash is received over the life of the loans sold. Sales of mortgage loans made during the first three months of 1998 resulted in a net increase of approximately $448,000 of IOs compared to $4.7 million for the same period of 1997. The unamortized balances of IOs are reflected in the Company's Consolidated Balance Sheet as a component of "Securities held for trading." See "Amortization of IOs and MSRs." While a liquid market for IOs does not currently exist, the Company has in the past sold IOs to third parties.

      Beginning with the second quarter of 1995, following the implementation by the Company of SFAS No. 122 (later superseded by SFAS 125), whenever the Company originates a mortgage loan it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the discounted present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of loan and is recorded as a component of "Mortgage Loan Sales and Fees" on the Company's Consolidated Statement of Income. During the first three months of 1998, the Company capitalized approximately $3.6 million in servicing assets arising from internal loan originations, as compared to $1.6 million for the same period of 1997. During the first quarter of 1998, the Company also recorded $2.5 in servicing assets related to purchases of loans and servicing rights compared to $600,000 for the first quarter of 1997. This increase is due to increased wholesale loan purchases by the Company and to the continuous purchase of mortgage servicing rights under an agreement with a commercial bank pursuant to which the Company has agreed to purchase the mortgage servicing rights related to the mortgage loan production of such bank. The unamortized balance of servicing asset is reflected on the Consolidated Balance Sheet of the Company. See "Amortization of IOs and MSRs".

      Pursuant to SFAS 115, the Company includes in earnings as a component of Mortgage Loan Sales and Fees any unrealized gains or losses in the market value of its securities held for trading. For the quarters ended March 31, 1998 and 1997, revenues from mortgage loan sales and fees included $1.7 million and $1.6 million, respectively, of unrealized gains on the value of its securities held for trading.

      Servicing Income. Servicing income represents revenues earned by Doral for administering mortgage loans. Doral's loan servicing fees depend on the type of mortgage loan being serviced and range from 0.25% to 0.50% of the declining outstanding principal amount of such loan. The size of Doral's loan servicing portfolio and the amount of its servicing fees have increased substantially since Doral's inception as a result of increases in loan originations and in the size of its servicing portfolio. While the Company relies primarily on internal mortgage loan originations to increase the size of its servicing portfolio, it complements such internal originations with the purchase of mortgage servicing rights and loans from third parties. During the first quarter of 1998, the Company purchased mortgage servicing rights aggregating approximately $38.9 million, and sold approximately $103 million in servicing rights. The sales resulted in a gain to the Company of approximately $1.8 million. Doral had no such sales or purchases during the first quarter of 1997. The

Company anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

      Servicing fees for the three month period ended March 31, 1998 were approximately $4.7 million, as compared to $4.0 million for the 1997 period , for an increase of 18% for the quarter. The increase in the amount of loan servicing fees for the first quarter of 1998 was primarily due to an increase in the principal amount of loans serviced as compared to prior periods. The mortgage servicing portfolio was approximately $4.9 billion at March 31, 1998, compared to $3.2 billion as of the same date a year ago. At March 31, 1998, less than 1% of the Company's servicing portfolio was related to mortgages originated outside Puerto Rico (substantially all of which were originated in Florida).

      The amount of principal prepayments on mortgage loans serviced by the Company as of March 31, 1998 and 1997 was $115.5 million and $25.8 million, respectively. This represented approximately 2.4% and 1.3% of the aggregate principal amount of mortgage loans serviced during such periods and the average size of the loans prepaid was $45,047 and $31,200, respectively. The increase in prepayments was due to a decrease in prevailing mortgage interest rates. The primary means used by the Company to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

      Amortization of IOs and MSRs. IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of such IOs for the quarters ended March 31, 1998 and 1997 was approximately $1.0 million and $892,000, respectively.

      The Company's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of "Other Expenses" in the Company's Consolidated Financial Statements. During the first three months of 1998, total amortization of servicing assets amounted to $1.4 million versus $578,000 for the comparable 1997 period.

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

      Non-Interest Income and Non-Interest Expense. Total non-interest income increased 70% during the first quarter of 1998 as compared to the same period a year ago, from $16.5 million to $9.7 million for such periods. The increase during this period was due primarily to the sale of mortgage servicing rights and to increased commissions and fees earned by Doral Bank and Doral Securities.

      Total non-interest expense increased $4.2 million for the quarter ended March 31, 1998, as compared to the same period of 1997, an increase of 56%, reflecting additional costs associated with expanding the Company's customer base and loan origination and mortgage servicing capacity.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has an ongoing need for capital to finance its lending activities. The Company's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. In the past, the Company has also relied on privately-placed and publicly offered debt financing and public offerings of preferred and common stock. Doral Bank, the Company's bank subsidiary, also relies on deposits, borrowings from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY.

      The Company is dependent upon its ability to access warehouse, gestation and repurchase facilities in addition to its ability to continue to pool and sell loans in the secondary market. Doral borrows money under warehousing lines of credit to fund its mortgage loan originations and repays the borrowing as the mortgages are sold. The warehousing lines of credit then become available for additional borrowings. Included among Doral's warehousing line of credit facilities are gestation or pre-sale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. Doral's warehousing lines of credit are generally subject to termination at the discretion of the lender. The Company has several warehousing and gestation facilities totaling $702 million as of March 31, 1998.

      The Company also had available repurchase agreements lines of credit (excluding the gestation lines referred to above) of approximately $1.2 billion at March 31, 1998. Under these agreements, Doral sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. Doral uses the proceeds of such sales to repay borrowings under its warehousing lines of credit and to finance the cost of carrying its mortgage-backed securities and other investment securities. The effective costs of funds under repurchase agreements is typically lower than the cost of funds borrowed under Doral's warehousing lines of credit. Doral's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions. Doral's repurchase lines of credit are generally subject to termination at the discretion of the counterparty.

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors and mortgage loans sold to certain other purchasers, require Doral to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Doral generally recovers funds advanced pursuant to these arrangements within 30 days. During the three month period ended March 31, 1998, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $8.7 million.

      Doral Bank obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of March 31, 1998, Doral Bank held approximately $328.4 million in deposits (excluding $6.1 million in deposits from affiliates that are eliminated in the preparation of the Company's Consolidated Financial Statements) at a weighted-average interest rate of 4.53%. Doral Bank, as a member of FHLB-NY, has access to collateralized borrowing from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At March 31, 1998, Doral Bank had $32 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.28%. In addition, as of March 31, 1998, Doral Bank had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.54%.

      As of March 31, 1998, the Company and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e. total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 3%). Set forth below are the Company's and Doral Bank's regulatory capital ratios as of March 31, 1998, based on existing Federal Reserve and FDIC guidelines.


                                                   THE
                                                 COMPANY              DORAL BANK
                                                 -------              ----------
Tier 1 Capital Ratio (Tier 1 capital
to risk weighted assets)..................        20.6%                  18.3%
Total Capital (total capital to risk
weighted assets)..........................        20.7%                  18.8%
Leverage Ratio (Tier 1 capital to
average assets)...........................        11.1%                   7.3%

      As of March 31, 1998, Doral Bank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

      On February 19, 1998, the Company completed the sale of 1,817,000 shares of Common Stock at a price to the public of $24.00 per share, resulting in net proceeds to the Company of approximately $41.0 million before deducting expenses of the offering.

      Doral expects that it will continue to have adequate liquidity financing arrangements and capital resources to finance its operations. The Company will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that the Company will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

      At March 31, 1998, the Company's total assets were $2.25 billion compared to $1.86 billion at December 31, 1997. The increase in assets was due primarily to net increases of $216.2 million, $109.9 million and $52.9 million in securities available for sale, mortgage loans held for sale and accounts receivable, respectively. Total liabilities were $2.02 billion at March 31, 1998, compared to $1.67 billion at December 31, 1997. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase and deposit accounts held at Doral Bank. The additional leverage was used to finance the increase in the Company's interest earning assets. At March 31, 1998, deposit accounts totaled $328.4 million, compared to $300.5 million at December 31, 1997. Deposit accounts include $61.6 million in non-interest bearing demand deposits representing escrow funds from the servicing operations of the Company's mortgage banking units. As of March 31, 1998, Doral Bank had $458.6 million in assets, compared to $428.1 million at December 31, 1997.

YEAR 2000 ISSUES

      The Company has established a corporate-wide task group to oversee the identification, correction, reprogramming and testing of the Company's systems and software applications for year 2000 compliance as well as to identify other possible risks associated with the year 2000 problem. The task group reports directly to the Board of Directors. The year 2000 problem refers to the fact that many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year

2000. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures. The Company is working closely with HRU, Inc., the company that provides data processing services for the Company's mortgage servicing operation, as well as with third party vendors of computer hardware and software applications to ensure that the systems used by HRU, Inc. and the computer hardware and software provided by such other vendors will be year 2000 compliant by the end of 1998.

      The Company intends to devote the resources, which may include external resources, such as consultants, it deems necessary to address this issue and has established the goal of having substantially all its systems and software applications year 2000 compliant by the end of 1998. While the Company has not yet completed the process of quantifying the expenses related to achieving year 2000 compliance, to date expenses related to year 2000 compliance have not been material and, management, based on existing information, does not anticipate that such expenses will have a material impact on the Company's results of operations or financial condition during the next two years.

RECENT DEVELOPMENTS

      Sale of Common Stock. On February 19, 1998 the Company completed the sale of 1,817,000 shares of Common Stock at a price to the public of $24.00 per share. This transaction resulted in net proceeds to the Company of approximately $41.0 million before deducting expenses of the offering.

      Expansion into Mainland United States. During the first quarter of 1998, the Company organized a new mortgage banking subsidiary, Doral Money, Inc. The Company intends to use Doral Money as a vehicle to explore expansion possibilities in the United States. On May 8, 1998, the Company also filed an application with the Office of Thrift Supervision to organize a federal savings bank in the New York City metropolitan area.



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

      Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Stockholders Meeting of the Company was held on April 23, 1998. A quorum was obtained with 16,747,110 votes represented in person or by proxy, which represented approximately 83% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., Frederick M. Danziger, John L. Ernst, A. Brean Murray and Victor M. Pons, Jr., were reelected for additional one-year terms. The selection of Price Waterhouse as the Company's independent accountants for the year ended December 31, 1998 was also approved. The voting results for the meeting are set forth below:

Proposal 1:  Election of Directors


NOMINEES FOR ONE-YEAR TERM                VOTES FOR        VOTES WITHHELD
--------------------------                ---------        --------------
Salomon Levis                            16,480,874            266,236
Richard F. Bonini                        16,666,552             80,558
Edgar M. Cullman, Jr.                    15,373,659          1,373,451
Frederick M. Danziger                    16,510,074            273,036
John L. Ernst                            16,509,974            237,136
Zoila Levis                              16,481,174            265,936
A. Brean Murray                          16,460,672            286,438
Victor M. Pons, Jr.                      16,479,680            267,430

Proposal 2: Ratification of the Appointment of Price Waterhouse as the
            Company's Independent Accountants for 1998.


For:                          16,701,548
Against:                          21,932
Abstain:                          23,630
Broker non-votes:                      0

ITEM 5 - OTHER INFORMATION

      On April 23, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock, $1.00 par value (the "Common Stock"). The stock split will be effected in the form of a stock dividend of one additional share of Common Stock to be issued on May 20, 1998 for each share of Common Stock held of record on May 8, 1998. Prior to the declaration of the stock split, the Company had 20,192,061 diluted shares outstanding. Following distribution of the additional shares, the Company will have 40,384,122 diluted shares outstanding. The stock split will not dilute shareholders' voting rights or their proportionate interest in the Company.

      On April 23, 1998, the Board of Directors of the Company voted to increase the quarterly cash dividend from $0.05 per share to $0.06 per share as adjusted for the stock split (the equivalent of an increase from $0.10 to $0.12 per share prior to giving effect to the stock split). The cash dividend is payable June 5, 1998 to shareholders of record on May 22, 1998.

      On April 1, 1998, options to acquire approximately 225,000 shares of Common Stock were awarded to employees pursuant to the Company's 1997 Employee Stock Option Plan.

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



                                     DORAL FINANCIAL CORPORATION
                                             (Registrant)



Date:  May 14, 1998                  /s/  Salomon Levis
                                     --------------------------------
                                          Salomon Levis
                                     Chairman of the Board
                                     and Chief Executive Officer



Date:  May 14, 1998                  /s/ Richard F. Bonini
                                     --------------------------------
                                         Richard F. Bonini
                                     Senior Executive Vice President
                                     and Chief Financial Officer




Date:  May 14, 1998                  /s/ Ricardo Melendez
                                     -------------------------------
                                         Ricardo Melendez
                                         Vice President and
                                     Principal Accounting Officer

                                INDEX TO EXHIBITS




                                                                SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                   DESCRIPTION                                PAGE
-------                  -----------                                ----
 27         -        Financial Data Schedule (for SEC use only)