Form 10-Q
period 1998-06-30
DORAL FINANCIAL CORP
filed 1998-08-14
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    -----------------

                         COMMISSION FILE NUMBER 0-17224

                           DORAL FINANCIAL CORPORATION
           ----------------------------------------------------------
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Puerto Rico                                          66-0312162
  -------------------------------                             -----------------
  (State or other jurisdiction of                             (I.R.S. employer
   incorporation or organization)                              identification
                                                                  number)

    1159 F.D. Roosevelt Avenue,
       San Juan, Puerto Rico                                     00920-2998
       ---------------------                                     ----------
       (Address of principal                                     (Zip Code)
         executive offices)

   Registrant's telephone number,                              (787) 749-7100
        including area code                                    --------------
    Former name, former address
                and                                            Not Applicable
   former fiscal year, if changed                              --------------
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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 13, 1998 - 40,428,920

                           DORAL FINANCIAL CORPORATION

                                      INDEX

                                                                                                           PAGE
                         PART I - FINANCIAL INFORMATION

Item 1   -     Financial Statements

               Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and
               December 31, 1997...............................................................................3

               Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters
               ended June 30, 1998 and June 30, 1997 and six months ended June 30, 1998 and
               June 30, 1997...................................................................................4

               Consolidated Statement of Cash Flows (Unaudited) - Six-month period ended June
               30, 1998 and June 30, 1997......................................................................5

               Consolidated Statement of Comprehensive Income - Quarters ended
               June 30, 1998 and June 30, 1997 and six months ended June 30,
               1998 and June 30, 1997..........................................................................6

               Notes to Consolidated Financial Statements......................................................7

Item 2   -     Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................................12

Item 3   -     Quantitative and Qualitative Disclosures About Market Risk.....................................22

                           PART II - OTHER INFORMATION

Item 1   -     Legal Proceedings..............................................................................22

Item 2   -     Changes in Securities..........................................................................22

Item 3   -     Defaults Upon Senior Securities................................................................22

Item 4   -     Submission of Matters to a Vote of Security Holders............................................22

Item 5   -     Other Information..............................................................................22

Item 6   -     Exhibits and Reports on Form 8-K...............................................................23

SIGNATURES....................................................................................................24

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

                           DORAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (In thousands of dollars except for share information)

                                                                                June 30, 1998     December 31, 1997
                                                                                 (unaudited)          (audited)
                                                                                 -----------          ---------
ASSETS
Cash and due from banks                                                         $      9,071        $     17,390
Money market investments                                                             163,898             157,404
Mortgage loans held for sale, net                                                    620,478             406,297
Securities held for trading, net                                                     682,036             620,288
Securities held to maturity                                                          155,128             143,534
Securities available for sale                                                        514,077             240,876
Loans receivable, net                                                                130,672             133,055
Accounts receivable and mortgage servicing advances, net                             106,447              42,890
Accrued interest receivable                                                           21,350              13,537
Servicing asset                                                                       57,324              46,416
Property, leasehold improvements and equipment, net                                   14,419              10,848
Cost in excess of fair value of net assets acquired                                    5,839               6,203
Federal Home Loan Bank (FHLB) stock                                                    4,692               4,692
Real estate held for sale, net                                                         2,562               3,025
Prepaid and other assets                                                               9,363              11,334
                                                                                ------------        ------------

                                                                                $  2,497,356        $  1,857,789
                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans payable                                                                   $    429,583        $    265,306
Securities sold under agreements to repurchase                                     1,113,183             838,142
Deposit accounts                                                                     376,304             300,494
Notes payable                                                                        174,361             164,934
Advances from Federal Home Loan Bank                                                  32,000              32,000
Accounts payable and other liabilities                                               116,411              57,201
Income tax payable                                                                     3,324               2,883
Deferred tax liability                                                                 5,957               9,874
                                                                                ------------        ------------
   Total liabilities                                                               2,251,123           1,670,834
                                                                                ------------        ------------

Commitments and contingencies                                                     ----------           ---------

Stockholders' equity:

Serial Preferred Stock, $1 par value, 2,000,000 shares
  authorized; 20,000 shares of 8% Convertible
  Cumulative Preferred Stock, $1 par value
  (liquidation preference $1,000 per share),
  authorized; 8,460 shares issued                                                          8                   8
Common Stock, $1 par value, 50,000,000 shares authorized;
  40,484,920 shares issued; 40,428,920 shares outstanding                             40,485              36,850
Paid-in capital                                                                       70,252              33,295
Legal surplus                                                                          1,704               1,704
Retained earnings                                                                    133,568             114,253
Unrealized gain on securities available for sale, net of
  deferred tax                                                                           272                 901
Treasury stock at par value, 56,000 shares                                               (56)                (56)
                                                                                ------------        ------------

   Total stockholders' equity                                                        246,233             186,955
                                                                                ------------        ------------

Total liabilities and stockholders' equity                                      $  2,497,356        $  1,857,789
                                                                                ============        ============

        The accompanying notes are an integral part of these statements.

                           DORAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              (In thousands of dollars, except for per share data)
                                    Unaudited

                                                                Quarter Ended             Six-Month Period Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    --------------------------
                                                             1998            1997          1998            1997
                                                             ----            ----          ----            ----
Interest income:
  Loans                                                   $   10,270      $    7,411    $   20,856      $   15,641
  Mortgage-backed securities                                  14,794          11,007        26,949          21,840
  Investment securities                                        8,216             833        15,435           1,465
  Other interest-earning assets                                1,682           1,436         2,766           2,127
                                                          ----------      ----------    ----------      ----------
Total interest income                                         34,962          20,687        66,006          41,073

Interest expense:
  Loans payable                                                6,832           3,851        12,258           7,829
  Securities sold under agreements to repurchase              12,869           6,563        24,142          13,570
  Deposits                                                     3,899           2,403         7,496           4,185
  Other borrowed funds                                         2,641           1,233         5,547           2,531
                                                          ----------      ----------    ----------      ----------
Total interest expense:                                       26,241          14,050        49,443          28,115

Net interest income                                            8,721           6,637        16,563          12,958
Provision for loan losses                                         93             200           311             365
                                                          ----------      ----------    ----------      ----------
Net interest income after provision for loan losses            8,628           6,437        16,252          12,593

Non-interest income:
  Mortgage loans sales and fees                               13,661           5,740        23,055          11,057
  Servicing income                                             5,483           3,069        10,204           7,048
  Gain on sale of servicing assets                                 0               0         1,829               0
       Other income                                              625             338         1,151             730
                                                          ----------      ----------    ----------      ----------
Total non-interest income                                     19,769           9,147        36,239          18,835

Non-interest expenses:
  Compensation and benefits, net (See Note f)                  3,533             746         7,416           3,134
  Taxes, other than payroll                                      410             326           801             644
  Maintenance                                                    373             237           600             448
  Advertising                                                  1,511             860         2,814           1,728
  Professional services                                          998             802         1,876           1,564
  Telephone                                                      661             528         1,265             987
  Rent                                                           778             611         1,509           1,196
  Other, (See Note f)                                          5,036           2,686         8,523           4,485
                                                          ----------      ----------    ----------      ----------
Total non-interest expense                                    13,300           6,796        24,804          14,186
                                                          ----------      ----------    ----------      ----------

Income before income taxes                                    15,097           8,788        27,687          17,242
                                                          ----------      ----------    ----------      ----------
Income taxes:
        Current                                                3,282             770         7,109           1,360
        Deferred                                              (1,189)            100        (3,523)            843
                                                          ----------      ----------    ----------      ----------
Total income taxes                                             2,093             870         3,586           2,203
                                                          ----------      ----------    ----------      ----------

Net Income                                                    13,004           7,918        24,101          15,039
Retained earnings at beginning of period                     123,159         108,497       114,253         102,925
Less cash dividends paid:
           8% Convertible Cumulative Preferred stock             169           - - -           338           - - -
           Common stock                                        2,426           1,840         4,448           3,389
                                                          ----------      ----------    ----------      ----------
Retained earnings at the end of period                    $  133,568      $  114,575    $  133,568      $  114,575
                                                          ==========      ==========    ==========      ==========

Earnings  per share (1):
  Basic                                                   $     0.32      $     0.22    $     0.60      $     0.41
                                                          ==========      ==========    ==========      ==========
  Diluted                                                 $     0.31      $     0.21    $     0.58      $     0.40
                                                          ==========      ==========    ==========      ==========

(1) Adjusted to reflect two-for-one stock splits effected on August 28, 1997 and May 20, 1998.

        The accompanying notes are an integral part of these statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands of dollars)

                                                                                           Six-Month Period Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                            1998            1997
                                                                                         ----------      ----------
                                                                                                 (unaudited)
Cash flows from operating activities:

Net income.............................................................................. $   24,101      $   15,039
                                                                                         ----------      ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of interest-only strip receivable.....................................      1,687           1,848
     Amortization of cost in excess of fair value of net assets acquired................        364             191
     Amortization of servicing assets...................................................      2,953           1,244
     Depreciation and amortization......................................................      1,362           1,044
     Gain on sale of servicing rights...................................................     (1,829)              0
     Allowances for losses..............................................................        311             461
     Origination and purchases of mortgage loans held for sale..........................   (930,662)       (363,485)
     Principal repayment and sales of loans held for sale...............................    316,440         180,333
     Purchases of securities held for trading...........................................   (642,745)       (185,525)
     Principal repayments and sales of securities held for trading......................    782,912         256,950
     Net (increase) decrease in interest-only strip receivable..........................      5,014          (9,079)
     Increase in accounts receivable and mortgage servicing advances....................    (63,653)         (6,082)
     Increase in servicing asset........................................................    (13,861)         (5,481)
     Increase in interest receivable....................................................     (7,813)         (2,983)
     Increase (decrease) in loans payable...............................................    164,277          (3,027)
     Increase in interest payable.......................................................      5,472             777
     Increase in securities sold under agreements to repurchase.........................    275,041         143,049
     Increase (decrease) in payables and accrued liabilities............................     53,738            (783)
     Increase (decrease) in income tax payable..........................................        440             331
     Deferred tax (benefit) provision...................................................     (3,523)            843
     Amortization of unearned compensation under employment contracts...................          0              49
                                                                                         ----------      ----------

        Total adjustments...............................................................    (54,075)         10,675
                                                                                         ----------      ----------
     Net cash (used by) provided by operating activities................................    (29,974)         25,714
                                                                                         ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities held to maturity..............................................          0         (87,774)
  Principal repayments of securities held to maturity...................................     17,325           8,036
  Origination of loans receivable.......................................................          0         (70,802)
  Principal repayments of loans receivable..............................................      2,168          39,406
  Purchase of securities available for sale.............................................   (345,400)         (1,982)
  Principal repayments and sales of securites available for sale........................    233,683               0
  Purchase of property, leasehold improvements and equipment...........................     (4,933)          4,264
  Additions to cost in excess of fair value of net assets required......................          0             (19)
  Real estate held for sale.............................................................        463            (975)
  Proceeds from the sale of servicing assets............................................      1,829               0
  Decrease (increase) in other assets...................................................      1,971          (6,037)
                                                                                         ----------      ----------

     Net cash used by investing activities..............................................    (92,894)       (115,883)
                                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance - Increase/Decrease  of common stock.........................................     40,592              (3)
  Increase (decrease) in notes payable..................................................      9,427           1,734
  Increase in deposits..................................................................     75,810          55,386
  Dividends declared and paid...........................................................     (4,786)         (3,389)
                                                                                         ----------      ----------

   Net cash provided by financing activities............................................    121,043          53,728
                                                                                         ----------      ----------

   Net decrease in cash and cash equivalents............................................     (1,825)        (36,441)

   Cash and cash equivalents at beginning of period.....................................    174,794          81,213
                                                                                         ----------      ----------

   Cash and cash equivalents at the end of period....................................... $  172,969      $   44,772
                                                                                         ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Noncash investing activities-conversion of subordinated debentures.................... $        0      $    1,540
                                                                                         ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash used to pay interest............................................................. $   43,971      $   27,338
                                                                                         ==========      ==========
  Cash used to pay income taxes......................................................... $    6,669      $    1,029
                                                                                         ==========      ==========

        The accompanying notes are an integral part of these statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                            (IN THOUSANDS OF DOLLARS)

                                                                             Quarter Ended                Six-Month Period Ended
                                                                                June 30,                         June 30,
                                                                      ----------------------------     ----------------------------
                                                                          1998            1997             1998            1997
                                                                          ----            ----             ----            ----
Net income:                                                           $ 13,004            $ 7,918      $ 24,101            $15,039

Other comprehensive income, net of tax
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period               (251)                --           218                968
    Less: reclassification adjustment for (gains) losses
        included in net income                                            (319)                --          (847)              (886)
                                                                      --------            -------      --------            -------
Other comprehensive income (loss)                                         (570)                --          (629)                82
                                                                      --------            -------      --------            -------
Comprehensive income, net of tax                                      $ 12,434            $ 7,918      $ 23,472            $15,121
                                                                      ========            =======      ========            =======

                           DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral" or the "Company"), Doral Mortgage Corporation ("Doral Mortgage"), Centro Hipotecario, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank and Doral Money, Inc. References herein to "Doral" or the "Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and six-month period ended June 30, 1998 and 1997 were as follows:

                                                              Quarter Ended                Six-Month Period Ended
                                                                 June 30,                         June 30,
                                                       ----------------------------     ----------------------------
                                                           1998            1997             1998            1997
                                                           ----            ----             ----            ----
     8% Convertible Cumulative Preferred Stock            $20.00          $ ---            $40.00          $ ---
     Common Stock                                         $ 0.06          $0.05            $ 0.11          $0.09


d. At June 30, 1998, escrow funds include approximately $73.4 million deposited with Doral Bank. These funds are included in the Company's financial statements. Escrow funds also include approximately $10.2 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The number of average shares of common stock used for computing the basic and diluted net income per share was as follows:

                               Quarter Ended                   Six-Month Period Ended
                                  June 30,                            June 30,
                      -------------------------------     -------------------------------
                          1998               1997             1998               1997
                          ----               ----             ----               ----
     Basic             40,428,920         36,686,612       39,445,130         36,565,440
     Diluted           42,406,241         38,728,632       41,400,647         38,728,632

f. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold.

     Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

                                                     Quarter Ended       Six-Month Period Ended
                                                        June 30,                June 30,
                                                 --------------------    ----------------------
                                                   1998         1997        1998         1997
                                                   ----         ----        ----         ----
     Employee Costs, gross                       $12,076      $ 8,957     $23,506      $17,261
     Deferred costs pursuant to SFAS No. 91        8,543        8,211      16,090       14,127
                                                 -------      -------     -------      -------

          Employee cost, net                     $ 3,533      $   746     $ 7,416      $ 3,134
                                                 =======      =======     =======      =======

     Other expenses, gross                       $ 6,298      $ 3,391     $11,503      $ 6,701
     Deferred costs pursuant to SFAS No. 91        1,262          705       2,980        2,216
                                                 -------      -------     -------      -------

          Other expenses, net                    $ 5,036      $ 2,686     $ 8,523      $ 4,485
                                                 =======      =======     =======      =======


g. On April 23, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock, $1.00 par value (the "Common Stock"). The stock split was effected in the form of a stock dividend of one additional share of Common Stock issued on May 20, 1998 for each share of Common Stock held of record on May 8, 1998. Prior to the declaration of the stock split, the Company had 20,214,460 shares outstanding. Following distribution of the additional shares, the Company had 40,428,920 shares outstanding. The stock split did not dilute shareholders' voting rights or their proportionate interest in the Company.

     All amounts in the financial statements and the accompanying notes have been adjusted to reflect the stock split.

h.   Reporting Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SAFS") No. 130- "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to report all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distribution to owners. The only item of comprehensive income reported by the Company is the unrealized gains on securities available for sale which, at June 30, 1998, amounted to $272,000 net of tax.

i. The fair values of the Company's trading securities and the fair values and carrying values of its securities classified as available for sale and held to maturity are shown below by category. The fair values of investment securities are based on quoted market prices and dealers quotes, except for investment in FHLB-NY stock which is valued at its redemption value. Expected maturities may differ from contractual maturities because of prepayment and other market factors.

                                                            JUNE 30            DECEMBER 31
                                                              1998                1997
                                                           ----------          ----------
                                                               (DOLLARS IN THOUSANDS)
     Securities Held for trading:
      Mortgage-backed securities:
       GNMA ............................                   $  469,415          $  420,365
       CMO certificates ................                      158,426             157,236
       FHLMC ...........................                       26,031               4,954
       FNMA ............................                        3,416               3,569
      Interest-only strips .............                       22,164              29,093
      US Treasury Bonds ................                           --                  --
      US Treasury Notes ................                           --                  --
      US Treasury Bills ................                           --                  --
      Other ............................                        2,584               5,071
                                                           ----------          ----------
                                                           $  682,036          $  620,288
                                                           ==========          ==========

                                                                   JUNE 30,                   DECEMBER 31,
                                                           ----------------------------------------------------
                                                                     1998                         1997
                                                           -----------------------      -----------------------

                                                            CARRYING       FAIR         CARRYING        FAIR
                                                             VALUE         VALUE          VALUE         VALUE
                                                           ---------      --------      ---------      --------
                                                                           (DOLLARS IN THOUSANDS)
     MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
         FNMA MORTGAGE-BACKED SECURITIES
           Due within one year ....................                                             $             $
           Due from one-five years ................               --            --             --            --
           Due from five-ten years ................               --            --             --            --
           Due over ten years .....................            1,866         1,758          2,008         1,959
         FHLMC MORTGAGE-BACKED SECURITIES
           Due within one year ....................               --            --             --            --
           Due from one-five years ................               --            --             --            --
           Due from five-ten years ................               --            --             --            --
           Due over ten years .....................            2,032         1,968          2,155         2,087
         GNMA MORTGAGE-BACKED SECURITIES
           Due within one year ....................               --            --             --            --
           Due from one-five years ................               --            --             --            --
           Due from five-ten years ................               --            --             --            --
           Due over ten years .....................           36,124        36,364         43,375        44,537
     DEBT SECURITIES AVAILABLE FOR SALE:
         U.S. TREASURY
           Due within one year ....................               --            --             --            --
           Due from one-five years ................               --            --             --            --
           Due from five-ten years ................               --            --             --            --
           Due over ten years .....................           73,642        73,655         25,661        25,580
         FEDERAL HOME LOANS BANK AND FARM
         CREDIT NOTES
           Due within one year ....................           22,199        22,199             --            --
           Due from one-five years ................               --            --             --            --
           Due from five-ten years ................               --            --             --            --
           Due over ten years .....................          377,833       378,133        166,200       166,713
                                                           ---------      --------      ---------      --------
         TOTAL SECURITIES AVAILABLE
           FOR SALE ...............................        $ 513,696      $514,077      $ 239,399      $240,876
                                                           =========      ========      =========      ========


                                                                   JUNE 30,                   DECEMBER 31,
                                                           ----------------------------------------------------
                                                                     1998                         1997
                                                           -----------------------      -----------------------

                                                           CARRYING         FAIR        CARRYING         FAIR
                                                             VALUE         VALUE          VALUE         VALUE
                                                           ---------      --------      ---------      --------
                                                                           (DOLLARS IN THOUSANDS)
     MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
         GNMA
           Due within one year ....................        $      --      $     --      $      --      $     --
           Due from one-five years ................               --            --             --            --
           Due from five-ten years ................               --            --             --            --
           Due over ten years .....................           33,547        34,560          5,053         5,077
         CMO CERTIFICATES (OTHER ISSUERS)
           Due within one year ....................        $   4,021      $  4,117          4,895         5,013
           Due from one-five years ................            4,776         4,773          5,871         5,868
           Due from five-ten years ................           12,483        12,720         12,483        12,720
           Due over ten years .....................           24,253        24,898         27,227        27,888

     DEBT SECURITIES HELD TO MATURITY:

         FEDERAL HOME LOAN BANK AND
         FARM CREDIT NOTES
           Due within one year ....................        $      --      $     --             --            --
           Due from one-five years ................               --            --             --            --
           Due from five to ten  years ............           30,000        30,031         45,000        45,113
           Due over ten years .....................           40,000        40,094         30,000        30,125

         PR. HOUSING BANK NOTES
           Due within one year ....................        $      --      $     --          5,000         4,990
           Due from one to five years .............               --            --             --            --
           Due from five to ten years .............            5,000         5,037             --            --
           Due over ten years .....................               --            --             --            --


                                                                   JUNE 30,                   DECEMBER 31,
                                                           ----------------------------------------------------
                                                                     1998                         1997
                                                           -----------------------      -----------------------

                                                           CARRYING         FAIR        CARRYING         FAIR
                                                             VALUE         VALUE          VALUE         VALUE
                                                           ---------      --------      ---------      --------
                                                                           (DOLLARS IN THOUSANDS)
         U.S. TREASURY
                Due within one year ...............        $   1,048      $  1,048          8,005         7,990
                Due from one to five years ........               --            --             --            --
                Due from five to ten years ........               --            --             --            --
                Due from over ten years ...........               --            --             --            --

     TOTAL SECURITIES HELD TO MATURITY: ...........        $ 155,128      $157,278      $ 143,534      $144,784
                                                           =========      ========      =========      ========


j.   Loans Receivable

     The following table sets forth certain information regarding the Company's loans receivable as of the dates indicated:

                                                                      June 30,     Percent     December 31,     Percent
                                                                        1998       of Total        1997         of Total
                                                                        ----       --------        ----         --------
                                                                                    (DOLLARS IN THOUSANDS)
     Construction loans ........................................     $   7,890         6%       $   9,927            7%
     Residential mortgage loans ................................        82,252        62           87,037           65
     Commercial real estate ....................................        21,130        16           19,036           14
     Consumer-- Secured by mortgage ............................         6,402         5            7,828            6
     Consumer-- other ..........................................         4,156         3            2,328            2
     Commercial (non-real estate) ..............................         4,260         3            3,461            2
     Loans on Saving Deposits ..................................         4,211         3            3,513            3
     Land secured ..............................................         1,726         2            1,488            1
                                                                     ---------       ---        ---------        -----
       Gross loans(1)(2) .......................................       132,027       100%         134,618          100%
                                                                     ---------       ---        ---------
     Less:
       Unearned interest and deferred loan
     fees ......................................................           (30)                      (322)
       Allowance for loan losses ...............................        (1,325)                    (1,241)
                                                                     ---------                  ---------

                                                                                                ---------
       Loans receivable, Net (3) ...............................     $ 130,672                  $ 133,055
                                                                     =========                  =========

------------------

(1) Sum of the columns may not add up to the totals due to rounding.

(2) Excludes mortgage loans held for sale.

(3) Net of deferred loan fees resulting from the sale of servicing rights to affiliates which are eliminated in the preparation of the Company's Consolidated Financial Statements.

k. The following table summarizes certain information regarding the Company's allowance for loan losses related to loans receivable.

                                                         SIX MONTHS ENDED JUNE 30, 1998            YEAR ENDED DECEMBER 31, 1997
                                                         ------------------------------            ----------------------------
                                                                                  (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN RECEIVABLES(1):
Balance at beginning of period ...................      $1,241                                               $   719
Provision for loan losses(2)......................         115                                                   600
CHARGE - OFFS ....................................         (58)                                                 (124)

RECOVERIES:                                                 27                                                    46
                                                                                                             -------
BALANCE AT END OF PERIOD .........................      $1,325                                               $ 1,241
                                                        ======                                               =======

(1) Excludes reserves related to mortgage loans held for sale by the Company's mortgage banking units.

(2) The provision for loan losses also includes $196,000 related to mortgage loans classified as held for sale which are past due.

l. Certain amounts reflected in the 1997 Consolidated Financial Statements have been reclassified to conform to the presentation for 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         This report and the consolidated financial statements of the Company contain information regarding the Company's operations and performance for the quarters and six-month periods ended June 30, 1998 and 1997. Doral has been engaged in the mortgage banking business since 1972. During the first half of 1998, Doral continued to maintain its leadership position in the origination of mortgage loans in Puerto Rico. The volume of loans originated and purchased by Doral was approximately $543.8 million for the quarter ended June 30, 1998, as compared to $252.2 million for the same period a year ago. For the first half of 1998, loans originated and purchased amounted to $930.7 million, versus $434.3 million for the comparable period of 1997.

         Doral also continues to be the leading institution in Puerto Rico in terms of the size of its mortgage servicing portfolio. The Company's mortgage servicing portfolio increased approximately $1.8 billion from June 30, 1997 to June 30, 1998, from $3.3 billion to $5.1 billion. While the Company's traditional strategy to increase the size of its mortgage servicing portfolio has been to rely principally on internal loan originations, it also intends to purchase loans and mortgage servicing rights from third parties to the extent it can identify attractive opportunities. The Company may also engage, from time to time, in the sale of mortgage servicing rights whenever market conditions appear favorable. During the second quarter of 1998, Doral purchased approximately $33.0 million in mortgage servicing rights. For the first six months of 1998, the Company purchased approximately $108 million of mortgage servicing rights and sold approximately $103 million of servicing rights to a local financial institution during the first quarter of 1998. The sale resulted in a gain to the Company of $1.8 million. Doral had no such purchases or sales during the first six months of 1997.

         The Company entered the banking business in 1993 through the acquisition of a federal savings bank, Doral Bank (formerly Doral Federal Savings Bank). In October 1997, Doral Bank converted its charter to that of a Puerto Rico commercial bank and currently operates through six branches in the San Juan, Puerto Rico metropolitan area. For the quarters ended June 30, 1998 and 1997, Doral Bank contributed approximately $1.9 million and $969,000, respectively, to the Company's consolidated net income. For the six-month periods ended June 30, 1998 and 1997, Doral Bank's contribution to the Company's consolidated net income was approximately $3.6 million and $1.9 million, respectively. The increase in the contribution of Doral Bank to the Company's consolidated results reflects a substantial increase in Doral Bank's interest earning assets and increased gains on the sale of mortgage loans. Doral Bank increased its assets from $319.7 million as of June 30, 1997, to $520.2 million as of June 30, 1998. This growth was funded largely through increases in certificates of deposit accounts and advances from the Federal Home Loan Bank of New York ("FHLB-NY").

         In addition to its mortgage banking and banking operations, the Company is also engaged in the securities business through Doral Securities, a broker-dealer subsidiary that operates from a single branch office located in San Juan, Puerto Rico.

         Unless otherwise indicated herein, the information in this report gives effect to and has been adjusted for the two-for one stock splits of the Company's Common Stock effected on August 28, 1997 and May 20, 1998.

RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND
1997

         Doral's operations are primarily influenced by: (i) the direction of interest rates; (ii) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates and the strength of the economy in Puerto Rico; and (iii) the relationship between interest rates on its interest-earning assets and the cost of funds with respect to its interest bearing liabilities.

         The components of Doral's revenues are: (i) net interest income; (ii) mortgage loans sales and fees; (iii) servicing income; (iv) gain on sale of servicing rights; and (v) other income.

         Net Income. The Company's net income for the three month period ended June 30, 1998 increased to $13.0 million, compared to $7.9 million for the same period a year ago, an increase of 64%. Net income per diluted share was $0.31 and $0.21 for such respective periods. For the first six months of 1998 and 1997, Doral recorded net income in the amount of $24.1 million and $15.0 million, respectively, for an increase of 60% during the period. Net income per diluted share was $0.58 and $0.40, for the six months ended June 30, 1998 and 1997, respectively.

         Net Interest Income. Doral's net interest income has steadily increased over recent periods as a result of the Company's strategy to increase its interest earning assets, particularly its portfolio of investment securities. Net interest income is the difference between the interest earned by Doral on its interest earning assets and the interest paid by Doral on its interest bearing liabilities. Doral's net interest income increased by approximately 32% for the three month period ended June 30, 1998 compared to the three month month period ended June 30, 1997, from $6.6 million to $8.7 million. For the first half of 1998, net interest income was $16.6 million, compared to $13.0 million for the corresponding period of 1997, an increase of 28%. This increase in net interest income is primarily due to an increase in Doral's interest earning assets, which can be attributed to increased loan originations and purchases of mortgage-backed securities and U.S. agency securities. Doral Bank contributed approximately $3.2 million, or 37%, of the consolidated net interest income of the Company for the quarter ended June 30, 1998, versus to $2.4 million or 36% for the comparable 1997 period. During the six-month period ended June 30, 1998, Doral Bank's contribution to the Company's net interest income was approximately $6.1 million, or 37%, compared to $4.7 million, or 36%, for the first six months of 1997.

         Interest Income. Doral's total interest income increased from approximately $20.7 million for the second quarter of 1997 to $35.0 million for the comparable period of 1998. For the first six months of 1998, interest income increased by approximately $24.9 million, to $66.0 million compared to $41.1 million for the first six months of 1997. The increases in interest income during both periods is primarily related to the increase in the Company's interest earning assets from $1.2 billion at June 30, 1997, to $2.2 billion at June 30, 1998.

         Interest income on loans increased by $2.9 million, or 39%, during the second quarter of 1998, as compared to the same period a year ago. For the first six months of 1998, interest income on loans increased 34%, from $15.6 million for the six months ended June 30, 1997, to $20.9 million for the six months ended June 30, 1998. The increase during 1998 reflects the increased loan production for the first half of 1998 compared to the six months of 1997.

         Interest income on mortgage-backed securities was approximately $14.8 million for the quarter ended June 30, 1998, as compared to $11.0 million for the corresponding 1997 period, an increase of 34%. During the first half of 1998, income on mortgage-backed securities was $26.9 million, an increase of 23% from the $21.8 million amount for the comparable period a year ago. This increase for both periods is the result of the growth in the Company's portfolio of such securities, which increased from $642.0 million at June 30, 1997, to $775.3 million at June 30, 1998.

         Interest income with respect to investment securities increased by $7.4 million during the second quarter of 1998, as compared to the same period of 1997, from $833,000 to $8.2 million. Interest income on investment securities was $15.4 million for the six months ended June 30, 1998, as compared to $1.5 million for the same period a year ago. The increase in interest income reflects the strategy of Doral to increase its tax exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax exempt under Puerto Rico law and, in the case of Doral, is not subject to U.S. income taxation because of its status as a foreign corporation for U.S. income tax purposes. Doral's investment securities were approximately $552.2 million as of June 30, 1998, compared to approximately $88.6 million as of June 30, 1997.

         Interest income on other interest-earning assets was approximately $1.7 million for the second quarter of 1998, as compared to approximately $1.4 million for the same period of 1997, representing an increase of 21%. For the six-month period ended June 30, 1998, income with respect to other interest-earning assets increased by 33%, from $2.1 million during the first half of 1997 to $2.8 million for the first half of 1998. Other interest-earning assets consist primarily of overnight deposits, term deposits and reverse repurchase agreements. The increase in this category of interest incomes is due mainly to higher liquidity in the banking and broker-dealer subsidiaries the Company and the investment of such reverse repurchase agreements and deposits. This positive trend is the result of Doral's strategy to diversify its sources of revenue.

         Interest Expense. Doral's total interest expense increased to $26.2 million during the quarter ended June 30, 1998, from $14.1 million for the comparable period of 1997, an increase of 86%. Total interest expense for the first half of 1998 was $49.4 million, as compared to $28.1 million for the same period of 1997, an increase of 76%. The increases in interest expense for both periods was due primarily to the increase in the amount of Doral's interest-bearing liabilities used to fund the increase in the Company's interest-earning assets and loan production. Interest-bearing liabilities increased to $2.1 billion at an average cost of 5.82% for the six-month period ended June 30, 1998, compared to $1.1 billion at an average cost of 5.59% for the same period a year ago.

         Interest expense related to loans payable increased by $3.0 million, or 77%, for the second quarter of 1998, when compared to the corresponding 1997 period. For the first half of 1998, interest expense associated to loans payable was $12.3 million, an increase of 57% from $7.8 million for the six months ended June 30, 1997. The increases reflect increased borrowings required to fund the increase in loan originations and holding of the Company's mortgage loans. The weighted-average interest rate for borrowings under the Company's warehouse lines of credit was 7.04% for the first half of 1998, as compared to 6.93% for the same period a year ago.

         Interest expense related to securities sold under agreements to repurchase for the quarters ended June 30, 1998 and 1997, amounted to approximately $12.9 million and $6.6 million, respectively, an increase of 95%. During the first six months of 1998, interest expense related to securities sold under agreements to repurchase was $24.1 million, versus $13.6 million for the corresponding 1997 period, an increase of 77%. The increases during these periods reflect increased borrowings to finance the acquisition of U.S. treasury and agency securities classified as available for sale and of mortgage-backed securities related to the Company's securitization activities. The weighted-average interest rate of Doral's borrowings under repurchase agreements was 5.78% for the six-month period ended June 30, 1998 and 5.70% for the corresponding period of 1997.

         Interest expense on deposits increased by $1.5 million to approximately $3.9 million for the second quarter of 1998, from $2.4 million for the comparable period of 1997, an increase of 63%. For the six-month periods ended June 30, 1998 and 1997, interest expense on deposits amounted to $7.5 million and $4.2 million, respectively, an increase of 79%. The increase in interest expense on deposits reflects the increase of such funds held at Doral Bank, which grew from $214.3 million as of June 30, 1997, to $376.3 million as of June 30, 1998. This rise in deposits is the result of the opening of additional branches by Doral Bank, which now provides services through six branches, and the offering of competitive rates. Doral Bank intends to continue its branch expansion program during 1998. The average interest cost on deposits was 4.41% for the first half of 1998, compared to 4.53% for the same period a year ago. As of June 30, 1998, approximately $73.4 million, or 19.5% of total deposits ($10.2 million of such deposits are not reflected in the Company's Consolidated Financial Statements because of inter-company eliminations) held at Doral Bank consisted of non-interest bearing accounts comprised primarily of servicing custodial accounts and corporate deposit accounts maintained by Doral and its subsidiaries.

         Interest expense on other borrowed funds was $2.6 million for the quarter ended June 30, 1998, as compared to $1.2 million for the same period a year ago, an increase of approximately 117%. Interest expense on other borrowed funds for the first half of 1998 and 1997 was $5.5 million and $2.5 million, respectively, which represents an increase of approximately 119% for such comparable periods. This element of interest expense includes various term notes issued by Doral Bank, the Company's $75 million senior notes, due on October 10, 2006, and Doral Bank's advances from the Federal Home Loan Bank of New York, as well as various other borrowings.

         Provision For Loan Losses. The provision for loan losses is charged to earnings during the period it is accounted for in order to bring the total allowance for loan losses to a level considered appropriate by management, based on the Company's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value of any underlying collateral and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance could be necessary if economic conditions change substantially from the assumptions used by the Company in determining such allowance. The Company made provisions to its allowance for loan losses for the quarters ended June 30, 1998 and 1997, of approximately $93,000 and $200,000, respectively. Charges to the provision for the six-month periods ended June 30, 1998 and 1997, were $311,000 and $365,000, respectively. The decrease in the charges to the provision during 1998 as compared to 1997 is due, in part, to a steady improvement in delinquency ratios in loans receivable held by Doral Bank and to management's consideration of the appropriateness of the allowance.

         Revenues From Mortgage Loans Sales and Fees. Revenues from mortgage loans sales and fees consist of the following: (i) gains on sales of loans and origination fees (net of direct loan origination costs), (ii) net gains or losses on hedging instruments and (iii) unrealized gains or losses on securities held for trading.

         Revenues from mortgage loan sales and fees increased by 140% for the quarter ended June 30, 1998, as compared to the same period a year ago, from approximately $5.7 million for the second quarter 1997 to $13.7 million for the second quarter 1998. For the six-month periods ended June 30, 1998 and 1997, mortgage loans sales and fees were $23.1 million and $11.1 million, respectively, an increase of 108%. The increases experienced during 1998 is mainly the result of increased loan originations and increased profitability on sales of various loan products, including the creation and sale of Interest Only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors.

         The Company creates IOs (previously classified as excess servicing fees receivable) as the result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a basic servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IO is recognized at the time of the sale of the loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded at such time as a component of "Mortgage Loans Sales and Fees" on the Company's Consolidated Statement of Income, even though the cash is received over the life of the loans sold. While the Company traditionally retains the IOs it creates as a result of loans sales, Doral may, from time to time, sell such instruments whenever market conditions are favorable and benefits can be readily measured. During the first half of 1998, the Company was able to successfully sell IOs, with the proceeds of such sales exceeding the creation of IOs for the first half of 1998 by approximately $5.0 million, in contrast with the comparable 1997 period, in which sales of mortgage loans resulted in a net increase of approximately $9.1 million in IOs.

         Beginning with the second quarter of 1995, following the implementation by the Company of SFAS No. 122 (later superseded by SFAS 125), whenever Doral originates a mortgage loan it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the discounted present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the sale of the loan and is recorded as a component of "Mortgage Loans Sales and Fees" on the Company's Consolidated Statement of Income. During the second quarter of 1998, the Company capitalized approximately $5.5 million in servicing assets arising from internal loan originations, as compared to $2.1 million for the same period of 1997. For the six months ended June 30, 1998, Doral capitalized approximately $9.1 million in servicing assets arising from internal loan originations, compared to $3.7 million for the corresponding 1997 period. The increases reflect increased loan originations during such periods. During the second quarter and first half of 1998, the Company also recorded $2.3 million and $4.8 million, respectively, in servicing assets related to purchases of loans and servicing rights, compared to $1.2 million and $1.8 million, respectively for the corresponding 1997 periods. The increase in purchassed mortgage servicing rights during 1998 is due to increased wholesale loan purchases by the Company and to the continuous purchase of mortgage servicing rights under an agreement with a commercial bank pursuant to which the Company has agreed to purchase the mortgage servicing rights related to the mortgage loan production of such bank. The unamortized balance of the servicing asset is reflected on the Consolidated Balance Sheet of the Company. See "Amortization of IOs and MSRs".

         Pursuant to SFAS 115, the Company includes in earnings, as a component of "Mortgage Loans Sales and Fees", any unrealized gains or losses in the market value of its securities held for trading. For the quarters ended June 30, 1998 and 1997, revenues from mortgage loans sales and fees included $950,000 and $1.9 million, respectively, of unrealized gains on the value of its securities held for trading. The component of earnings attributed to unrealized gains or losses in trading securities for the first half of 1998 amounted to $2.7 million compared to $3.5 million for the comparable period of 1997.

         Servicing Income. Servicing income represents revenues earned by Doral for administering mortgage loans. Doral's loan servicing fees depend on the type of mortgage loan being serviced and range from 0.25% to 0.50% of the declining outstanding principal amount of such loan. The size of Doral's loan servicing portfolio and the amount of its servicing fees have increased substantially since Doral's inception as a result of increases in loan originations and in the size of its servicing portfolio. While the Company's strategy is to rely primarily on internal mortgage loan originations to increase the size of its servicing portfolio, it complements such internal originations with the purchase of mortgage servicing rights and loans from third parties. The Company purchased rights to service mortgage loans aggregating approximately $33.0 million and $108 million during the second quarter and first half of 1998, respectively. There were no such purchases during the comparable 1997 periods.

         Servicing fees for the three month period ended June 30, 1998, were approximately $5.5 million, compared to $3.1 million for the 1997 period, for an increase of 77% for the quarter. For the first half of 1998, servicing income increased to $10.2 million from $7.0 million for the first half of 1997, an increase of 46%. The increase in the amount of loan servicing fees for the second quarter and first half of 1998 was principally due to an increase in the principal amount of loans serviced as compared to prior periods. The mortgage servicing portfolio was approximately $5.1 billion as of June 30, 1998, compared to $3.3 billion as of the same date a year ago. At June 30, 1998, less than 1% of the Company's servicing portfolio was associated to mortgages originated outside Puerto Rico (substantially all of which were originated in Florida).

         The amount of principal prepayments on mortgage loans serviced by the Company for the six months ended June 30, 1998 and 1997, was $285.8 million and $122.8 million, respectively. This represents approximately 5.83% and 3.85% of the aggregate principal amount of mortgage loans serviced during such periods, and the average size of the loans prepaid was $48,370 and $38,520, respectively. The increase in prepayments was mostly due to a decrease in prevailing mortgage interest rates. The primary means used by the Company to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to maintain or increase the size of its servicing portfolio, even during periods of high prepayments.

         Amortization of IOs and MSRs. IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of such IOs for the quarters ended June 30, 1998 and 1997, was approximately $640,000 and $956,000, respectively. For the six months of 1998, amortization of IOs was approximately $1.7 million, as compared to $1.8 million for the first half of 1997.

         The Company's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of other non-interest expenses in the Company's Consolidated Financial Statements. During the second quarter of 1998, total amortization of servicing assets amounted to $1.6 million, versus $666,000 for the comparable 1997 period. Amortization of servicing assets for the six-month periods ended June 30, 1998 and 1997, was approximately $3.0 million and $1.2 million, respectively.

         Increases in prepayments rates or credit loss rates over anticipated levels used in calculating the value of IOs and servicing assets can adversely affect the Company's revenues and liquidity by increasing the amortization rates for servicing assets and IOs as well as requiring the Company to recognize an impairment against income over and above scheduled amortization. The portion of the Company's mortgage servicing portfolio consisting of MSRs that were originated by the Company prior to the adoption of SFAS No. 122 is not reflected as an asset on the Company's Consolidated Financial Statements, and is not subject to amortization or impairment.

         Gain on Sale of Servicing Assets. The Company may also, from time to time, participate in the sale of mortgage servicing rights if conditions exist that make such a transaction favorable to the Company. A sale of servicing rights occurred during the first half of 1998, where Doral sold approximately $103 million in servicing rights, which resulted in a gain to the Company of $1.8 million. The Company had no such sales during the first six months of 1997.

         Non-Interest Income and Non-Interest Expense. Total non-interest income increased 117% during the second quarter of 1998, as compared to the same period of 1997, from $9.1 million for the second quarter 1997 to $19.8 million for the second quarter 1998. For the first half of 1998, total non-interest income was $36.2 million, as compared to $18.8 million for the corresponding 1997 period, an increase of approximately 93%. The increases during both periods was due principally to increases in mortgage loan sales and fees and servicing income as discussed above. The increase for the first half of 1998 also reflected a gain of $1.8 million on the sale of servicing rights recorded during the first quarter of 1998.

         Total non-interest expense increased $6.5 million for the quarter ended June 30, 1998, as compared to the same period of 1997, from $6.8 million to $13.3 million, an increase of 96%. For the first six months 1998 and 1997, total non-interest expense amounted to approximately $24.8 million and $14.2 million, respectively, an increase of 75%. The increases for both the quarter and six month periods reflect additional costs associated with expanding the Company's customer base, its loan origination and mortgage servicing capacity and its commercial banking operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has an ongoing need for capital to finance its lending and investment activities. The Company's cash requirements arise mainly from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. In the past, the Company has also relied on privately-placed and publicly-offered debt financings and public offerings of preferred and common stock. Doral Bank, the Company's commercial banking subsidiary, also relies on deposits, borrowings from the Federal Home Loan Bank of New York as well as term notes backed by letters of credit of the FHLB-NY.

         The Company is dependent upon its ability to access warehouse, gestation and repurchase facilities in addition to its capability to continue to pool and sell mortgage loans in the secondary market. Doral borrows money under warehousing lines of credit to fund its mortgage loan originations and repays the borrowings as the mortgages are sold or pooled. The warehousing lines of credit then become available for additional borrowings. Included among Doral's warehousing lines of credit facilities are gestation or pre-sale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. Doral's warehousing lines of credit are generally subject to termination at the discretion of the lender. The Company had several warehousing and gestation facilities totaling $810 million as of June 30, 1998.

         The Company also had available repurchase agreements lines of credit (excluding the gestation lines of credit referred to above) of approximately $2.3 billion at June 30, 1998. Under these agreements, Doral sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. Doral uses the proceeds of such sales to repay borrowings under its warehousing lines of credit and to finance the cost of carrying its mortgage-backed securities and other investment securities. The effective costs of funds under repurchase agreements is typically lower than the cost of funds borrowed under Doral's warehousing lines of credit. Doral's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions. Doral's repurchase lines of credit are generally subject to termination at the discretion of the counterparty.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors, and mortgage loans sold to certain other purchasers, require Doral to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Doral generally recovers funds advanced pursuant to these agreements within 30 days. During the six-month period ended June 30, 1998, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $6.9 million.

         Doral Bank obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of June 30, 1998, Doral Bank held approximately $376.3 million in deposits (excluding $10.2 million in deposits from affiliates that are eliminated in the preparation of the Company's Consolidated Financial Statements) at a weighted average interest rate of 4.41%. Doral Bank, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value equal to 110% of the advances or reimbursement obligations. At June 30, 1998, Doral Bank had $32 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.30%. In addition, as of June 30, 1998, Doral Bank had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.56%.

         As of June 30, 1998, the Company and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e. Total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are the Company's and Doral Bank's regulatory capital ratios as of June 30, 1998, based on existing Federal Reserve and FDIC guidelines:

                                                        The Company                      Doral Bank
                                                ---------------------------      --------------------------

     Tier 1 Capital Ratio (Tier 1 Capital to
     risk weighted assets)                                  18.6%                              16.5%

     Total Capital (total capital to risk
     weighted assets)                                       18.7%                              16.4%

     Leverage Ratio (Tier 1 Capital to
     average assets)                                         9.9%                               7.2%

         As of June 30, 1998, Doral Bank was considered a well capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At June 30, 1998, the Company's total assets were $2.50 billion, compared to $1.86 billion at December 31, 1997. This increase was due primarily to net increases of $273.2 million, $214.2 million and $63.6 million in securities available for sale, mortgage loans held for sale and accounts receivable, respectively. Total liabilities were $2.25 billion at June 30, 1998, compared to $1.67 billion at December 31, 1997. The increase in total liabilities was largely the result of an increase in securities sold under agreements to repurchase, loans payable, accounts payable and deposit accounts held at Doral Bank. The additional leverage was used to finance the increase in the Company's interest-earning assets. At June 30, 1998, deposit accounts totaled $376.3 million, compared to $300.5 million at December 31, 1997. Deposits accounts include $73.4 million in non-interest bearing deposits representing escrow funds from the servicing operations of the Company's mortgage banking units. As of June 30, 1998, Doral Bank had $520.2 million in assets, compared to $428.1 million as of December 31, 1997.

MARKET RISK AND INTEREST RATE MANAGEMENT

         General. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market factors. The principal market risk to which the Company is exposed is interest rate volatility. Changes in interest rates can have a variety of effects on the Company's business. In particular, changes in interest rates affect the volume of mortgage loan originations, the interest rate spread on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans and the value of the Company's loan servicing portfolio and loan and securities holdings.

         Mortgage Banking Operations. Changes in prevailing long-term market interest rates between the time the Company commits to or establishes an interest rate on a mortgage loan and the time commitments to purchase the mortgage loan are obtained or the loan is sold affect Doral's gain or loss on the sale of such mortgage loan. The Company does not generally hedge conventional loans in the pipeline or in the process of origination because the Company does not generally permit customers to lock-in an interest rate prior to closing. Instead, the interest rates on loans are generally fixed at closing based on a certain spread over a prevailing rate that adjust weekly based on the FHLMC auction for residential mortgages. For FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to sell or to obtain commitments for the purchase of such loans or mortgage-backed securities as soon as practicable following the funding as such loans. Conforming loans are normally sold to institutional investors or to FNMA and FHLMC. To the extent the Company does engage in offering of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments to purchase such loans at the time it fixes the rates for the loans. Non-conforming conventional loans are normally sold in bulk to local financial institutions or packaged into collateralized mortgage obligations. The sale of non-conforming conventional loans normally takes longer than the sale of conforming mortgage loans. Accordingly, the Company attempts to manage this interest rate risk through the purchase of listed options on U.S. Treasury Securities, as well as through the purchase of option contracts in the over-the-counter market on other interest rate sensitive instruments, which tend to increase in value when interest rates increase.

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

         With respect to GNMA securities that are originated by the Company and do not qualify for Puerto Rico tax exemption, the Company implements a less aggressive hedging strategy because it intends to sell such securities in the United States market as soon as practicable following completion of the securitization process.

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

         The net interest income of the Company is also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. Most of the Company's interest earning assets, including its mortgage-backed securities held for trading, are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowing used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). In order to hedge the interest rate risk associated with the Company's portfolio of securities held for trading and available for sale, the Company may use a variety of hedging instruments including listed put and call options and futures contracts on financial instruments (primarily Eurodollar certificates of deposit and U.S. Treasury note contracts). In determining the amount of its portfolio to hedge, the Company will consider, among other things, the volatility of prices of its securities. As noted above, the prices for Puerto Rico tax exempt GNMA securities tend to be more stable than their U.S. counterparts.

         The Company maintains a substantial portfolio of mortgage-backed securities (primarily fixed-rate GNMA certificates) and other investment securities. Generally, the value of fixed rate securities declines when interest rates rise, and conversely, increase when interest rates fall. At June 30, 1998, the Company held $682 million of mortgage-backed and other securities (all of which carried fixed interest rates) which were classified as held for trading and reported at fair value, with unrealized gains and losses included in earnings. In addition, at June 30, 1998, the Company held $514 million of mortgage-backed securities and other investment securities (all of which carried fixed interest rates) which were classified as available for sale and reported at fair value, with unrealized losses deducted from stockholders equity. Accordingly, declines in the value of the Company's securities held for trading and available for sale could have a negative impact on the Company's earnings or financial condition.

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

         In addition to the use of the internal asset liability management techniques discussed above, Doral Bank has used interest rate swap agreements to effectively fix the cost of short-term funding sources which are used to finance the funding and holding of interest-earnings assets with longer maturities. An interest rate swap is an agreement where one party (in this case, Doral Bank) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a securities broker-dealer) in exchange for receiving from the second party a variable rate of interest on the same notional amount for a pre-determined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. As of June 30, 1998, the Bank had interest rate swap agreements in place with an aggregate notional amount of $105 million, all of which required the Bank to pay a fixed rate in return for a floating rate. Set forth below is information regarding the term of the interest rate swaps in place as of June 30, 1998.

                                                 MATURITY SCHEDULE OF
                                                 INTEREST RATE SWAPS

                                                   Within
                                                    One              Two             Three            Four          Five Years
                                                    Year            Years            Years            Years          and Over
                                                   ------          -------          -------          -------        ----------
                                                                            (Dollars in thousands)




Interest rate swaps:
Pay fixed/receive floating:
  Notional amount ........................        $    --        $     --          $ 5,000,000       $   --         $100,000,000
  Weighted average fixed rates paid ......             --              --                 4.92%          --                 5.81%
  Weighted Rates Received.................             --              --                 4.84%          --                 5.70%

         In the future, the Company may use alternative hedging techniques including futures, options or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected.

YEAR 2000 ISSUES

         The year 2000 problem is caused by the situation whereby existing computer software programs use only the last two digits to identify a year. Those programs could read "00" as the year 1900, and thus, may not recognize dates after December 31, 1999. This misinterpretation of data could cause significant problems with banking and mortgage banking entities, such as the Company, as the use of date calculations is extensive in daily operations for matters such as interest accruals, maturity dates, delinquency status, and customer statements. Year 2000 problems go beyond computer systems and affect anything that uses an internal microchip such as telephones, fax machines, security and alarm systems, vaults, elevators, heating and air conditioning. Year 2000 problems suffered by third party providers of services, such as telephones, water, sewer and electricity, could have an adverse impact on the daily operations of the Company. As a bank holding company regulated by the Federal Reserve Board, the Company, and all of its subsidiaries, are required to be Year 2000 compliant by December 31, 1998. In order to comply with such requirements, the Company has formed a Year 2000 Committee comprised of senior management that reports to the Company's Board of Directors. The Committee has developed, adopted, and implemented a systematic review and corrective action plan to address year 2000 issues.

         As part of this plan, the Company has made an assessment of those areas of operations, both internal and external, that could be impacted by Year 2000 and has determined the actions necessary to attain Year 2000 compliance by December 31, 1998, including the modification or replacement of existing hardware and/or software. As a major provider of data processing services to the Company in its mortgage servicing operations, management is working closely with HRU Data Center, Inc. to ensure that the applications used by HRU in connection with the services rendered to the Company will be year 2000 complaint by December 31, 1998. The Company estimates that the cost of addressing Year 2000 issues will be approximately $750,000 (the most significant amount of which will be dedicated to the purchase of desk top computers) of which approximately $150,000 has already been incurred. The testing of systems susceptible to Year 2000 problems will conclude prior to December 31, 1998. The Company is also in the process of developing contingency plans in the event of a disruption of services provided by third party vendors caused by Year 2000 that are beyond the control of management of the Company.

         The Company's wholly-owned banking subsidiary, Doral Bank, has adopted and implemented a similar Year 2000 corrective action plan designed to attain compliance by December 31, 1998. Similar to the requirements imposed on the Company by the Federal Reserve Board, Doral Bank is required by the FDIC and the Puerto Rico Commissioner of Financial Institutions to be Year 2000 compliant by December 31, 1998.

RECENT DEVELOPMENTS

         New Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically accounted as a hedge. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation, as follows:

         For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

         For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

         For a derivative designated as hedging the foregoing currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment.

         For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

         This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement.

         Management believes that the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management does not believe that there has been a material change in the market risk to which the Company is exposed since December 31, 1997. For information regarding market risk to which the Company is exposed, see the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Management".

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Stockholders Meeting on April 23, 1998. Information regarding the proposals presented at such meeting and the results of the voting on such proposals was reported under the caption "Item 4 - Submission of Matters to a vote of Security Holders" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and is incorporated herein by reference.

ITEM 5 - OTHER INFORMATION

         Stock Split

         On April 23, 1998, the Board of Directors of the Company declared a two-for-one split of the Company's Common Stock. The stock split was effected in the form of a stock dividend of one additional share of Common Stock issued on May 20, 1998, for each share of Common Stock held of record as of May 8, 1998. Prior to the stock split, the Company had 20,214,460 shares outstanding. Following the distribution of the additional shares, the Company had 40,428,920 shares outstanding. The stock split was not dilutive to voting rights or shareholders' proportionate interest in the Company.

Shareholder Proposals

         The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement for the Company's 1999 Annual Shareholder Meeting pursuant to the procedures established by SEC Rule 14a-8 is November 25, 1998.

         The date by which the Company will consider a shareholder proposal submitted outside the procedures of SEC Rule 14a-8 to be untimely is December 25, 1998.

Appointment of New Director

         On August 12, 1998, at a special meeting of the Board of Directors, the Board voted to appoint Efrain Kier to the Company's Board of Directors to fill the vacancy created by the resignation of Frederick M. Danziger, who resigned effective July 1, 1998, in order to dedicate additional time to his other professional pursuits. Mr. Kier, a civil engineer by background, has more than 30 years experience as a general contractor and developer in Puerto Rico.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.77 - Amendment, dated July 22, 1998, to Employment Agreement dated as of December 31, 1996 between Doral Mortgage Corporation and Edison Velez.

         Exhibit 10.78 - Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan.

         Exhibit 27 - Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         N/A

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DORAL FINANCIAL CORPORATION
                                                     (Registrant)


Date: August 14, 1998                             /s/ Salomon Levis
                                             -----------------------------------
                                                      Salomon Levis
                                                  Chairman of the Board
                                               and Chief Executive Officer


Date: August 14, 1998                            /s/ Richard F. Bonini
                                             -----------------------------------
                                                     Richard F. Bonini
                                               Senior Executive Vice President
                                                 and Chief Financial Officer


Date: August 14, 1998                                /s/ Ricardo Melendez
                                             -----------------------------------
                                                       Ricardo Melendez
                                                      Vice President and
                                                 Principal Accounting Officer