Form 10-Q
period 1998-09-30
DORAL FINANCIAL CORP
filed 1998-11-16
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1998.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________
         TO _________________________

                         COMMISSION FILE NUMBER 0-17224

                           DORAL FINANCIAL CORPORATION
           ---------------------------------------------------------
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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 13, 1998 - 40,428,920

                           DORAL FINANCIAL CORPORATION

                                      INDEX



                                                                                                                       PAGE
                    PART I - FINANCIAL INFORMATION
Item 1   - Financial Statements


           Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997.........................4

           Consolidated Statements of Income and Retained Earnings (Unaudited) -
           Quarters ended September 30, 1998 and September 30, 1997 and nine months ended September 30, 1998 and September 30, 1997.........................................................5

           Consolidated Statement of Cash Flows (Unaudited) - Nine-month period ended September 30, 1998 and September 30, 1997.........................................................................................6

           Consolidated Statement of Comprehensive Income - Quarters ended September 30, 1998 and September 30, 1997 and nine months ended September 30, 1998 and September 30, 1997................................................7

           Notes to Consolidated Financial Statements.....................................................................8

Item 2   - Management's Discussion and Analysis of Financial Condition and Results of Operations.........................13

Item 3   - Quantitative and Qualitative Disclosures About Market Risk....................................................23

                    PART II - OTHER INFORMATION

Item 1   - Legal Proceedings.............................................................................................23

Item 2   - Changes in Securities.........................................................................................23

Item 3   - Defaults Upon Senior Securities...............................................................................23

Item 4   - Submission of Matters to a Vote of Security Holders...........................................................23

Item 5   - Other Information.............................................................................................24

Item 6   - Exhibits and Reports on Form 8-K..............................................................................24

SIGNATURES...............................................................................................................25

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

                           DORAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)


                                                                                      September 30, 1998   December 31, 1997
                                                                                          (unaudited)          (audited)
                                                                                      ------------------   -----------------
ASSETS
Cash and due from banks                                                                  $    11,711       $    17,390
Money market investments                                                                     148,935           157,404
Mortgage loans held for sale, net                                                            670,194           406,297
Securities held for trading, net                                                             692,405           620,288
Securities held to maturity                                                                  130,764           143,534
Securities available for sale                                                                490,641           240,876
Loans receivable, net                                                                        200,327           133,055
Accounts receivable and mortgage servicing advances, net                                     247,576            42,890
Accrued interest receivable                                                                   22,352            13,537
Servicing asset                                                                               62,243            46,416
Property, leasehold improvements and equipment, net                                           15,772            10,848
Cost in excess of fair value of net assets acquired                                            5,657             6,203
Federal Home Loan Bank (FHLB) stock                                                            5,792             4,692
Real estate held for sale, net                                                                 2,840             3,025
Prepaid and other assets                                                                       8,330            11,334
                                                                                         -----------       -----------

   Total assets                                                                          $ 2,715,539       $ 1,857,789
                                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans payable                                                                            $   416,150       $   265,306
Securities sold under agreements to repurchase                                             1,130,352           838,142
Deposit accounts                                                                             410,772           300,494
Notes payable                                                                                192,839           164,934
Advances from Federal Home Loan Bank                                                          32,000            32,000
Accounts payable and other liabilities                                                       263,327            57,201
Income tax payable                                                                             1,262             2,883
Deferred tax liability                                                                         9,455             9,874
                                                                                         -----------       -----------
   Total liabilities                                                                       2,456,157         1,670,834
                                                                                         -----------       -----------
Stockholders' equity:

Serial Preferred Stock, $1 par value, 2,000,000 shares authorized;
  20,000 shares of 8% Convertible Cumulative Preferred Stock, $1 par value
  (liquidation preference $1,000 per share), designated and
  8,460 shares issued and outstanding                                                              8                 8
Common Stock, $1 par value, 50,000,000 shares authorized; 40,484,920 shares issued,
  40,428,920 shares outstanding                                                               40,485            36,850
Paid-in capital                                                                               70,252            33,295
Legal surplus                                                                                  1,704             1,704
Retained earnings                                                                            144,851           114,253
Accumulated other comprehensive income                                                         2,138               901
Treasury stock at par value, 56,000 shares                                                       (56)              (56)
                                                                                         -----------       -----------

   Total stockholders' equity                                                                259,382           186,955
                                                                                         -----------       -----------

Total liabilities and stockholders' equity                                               $ 2,715,539       $ 1,857,789
                                                                                         ===========       ===========

        The accompanying notes are an integral part of these statements.

                           DORAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              (In thousands of dollars, except for per share data)
                                    Unaudited


                                                                Quarter Ended           Nine-Month Period Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                            1998           1997             1998          1997
                                                            ----           ----             ----           ----
Interest income:
  Loans                                                   $ 10,129      $   8,155       $  30,985       $ 23,796
  Mortgage-backed securities                                14,161         12,080          41,110         33,920
  Investment securities                                     10,299          1,035          25,734          2,500
  Other interest-earning assets                              3,968          1,756           6,734          3,883
                                                          --------      ---------       ---------       --------
Total interest income                                       38,557         23,026         104,563         64,099

Interest expense:
  Loans payable                                              6,108          4,364          18,366         12,193
  Securities sold under agreements to repurchase            15,972          6,377          40,114         19,947
  Deposits                                                   4,536          2,695          12,032          6,880
  Other borrowed funds                                       4,309          1,663           9,856          4,194
                                                          --------      ---------       ---------       --------
Total interest expense:                                     30,925         15,099          80,368         43,214

Net interest income                                          7,632          7,927          24,195         20,885
Provision for loan losses                                      163            244             474            609
                                                          --------      ---------       ---------       --------
Net interest income after provision for loan losses          7,469          7,683          23,721         20,276

Non-interest income:
  Mortgage loans sales and fees                             16,654          7,166          39,709         18,223
  Servicing income                                           5,469          3,815          15,673         10,863
  Gain on sale of servicing assets                               0              0           1,829              0
  Other income                                                 847            398           1,998          1,128
                                                          --------      ---------       ---------       --------
Total non-interest income                                   22,970         11,379          59,209         30,214
                                                          --------      ---------       ---------       --------

Non-interest expenses:
  Compensation and benefits, net (See Note f)                5,962          3,174          13,378          6,308
  Taxes, other than payroll                                    465            375           1,266          1,019
  Maintenance                                                  438            253           1,038            701
  Advertising                                                1,420            791           4,234          2,520
  Professional services                                      1,088            831           2,964          2,395
  Telephone                                                    709            544           1,974          1,531
  Rent                                                         865            648           2,374          1,844
  Other, (See Note f)                                        4,378          2,866          12,901          7,351
                                                          --------      ---------       ---------       --------
Total non-interest expense                                  15,325          9,482          40,129         23,669
                                                          --------      ---------       ---------       --------

Income before income taxes                                  15,114          9,580          42,801         26,821
Income taxes:
        Current                                            (1,204)          1,038           5,905          2,397
        Deferred                                             2,441            (50)         (1,082)           793
                                                          --------      ---------       ---------       --------
Total income taxes                                           1,237            988           4,823          3,190
                                                          --------      ---------       ---------       --------

Net Income                                                  13,877          8,592          37,978         23,631
Retained earnings at beginning of period                   133,568        114,575         114,253        102,925
Less cash dividends paid:
           8% Convertible Cumulative Preferred stock           169             --             507             --
           Common stock                                      2,425          1,840           6,873          5,229
                                                          --------      ---------       ---------       --------
Retained earnings at the end of period                    $144,851      $ 121,327       $ 144,851       $121,327
                                                          ========      =========       =========       ========

Earnings  per share (1):
  Basic                                                   $   0.34      $    0.24       $    0.94       $   0.65
                                                          ========      =========       =========       ========
  Diluted                                                 $   0.33      $   0.225       $    0.91       $   0.62
                                                          ========      =========       =========       ========

(1)      Adjusted to reflect two-for-one stock split effected on May 20, 1998.

        The accompanying notes are an integral part of these statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands of dollars)


                                                                                            Nine-Month Period Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                             1998            1997
                                                                                             ----            ----
                                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ........................................................................      $    37,978       $  23,631
                                                                                         -----------       ---------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Amortization of interest-only strip receivable ..............................            2,535           2,791
     Amortization of cost in excess of fair value of net assets acquired ..........              546             280
     Amortization of servicing assets .............................................            4,748           1,932
     Depreciation and amortization ................................................            2,110           1,656
     Gain on sale of servicing rights .............................................           (1,829)              0
     Allowances for losses ........................................................              474             609
     Origination and purchases of mortgage loans held for sale ....................       (1,415,235)       (599,372)
     Principal repayment and sales of loans held for sale .........................          472,821         271,455
     Purchases of securities held for trading .....................................         (866,177)       (214,679)
     Principal repayments and sales of securities held for trading ................        1,179,872         306,634
     Net increase in interest-only strip receivable ...............................           (5,172)         (6,644)
     Increase in accounts receivable and mortgage servicing advances ..............         (204,830)         (4,952)
     Increase in servicing asset ..................................................          (20,575)        (11,587)
     Increase in interest receivable ..............................................           (8,815)         (2,302)
     Increase in loans payable ....................................................          150,844          22,027
     Increase in interest payable .................................................            5,472           2,282
     Increase in securities sold under agreements to repurchase ...................          292,210         300,173
     Increase in payables and accrued liabilities .................................          200,654           3,661
     Increase (decrease) in income tax payable ....................................           (1,622)          1,439
     Deferred tax (benefit) provision .............................................           (1,208)            793
     Amortization of unearned compensation under employment contracts .............                0              72
                                                                                         -----------       ---------

        Total adjustments .........................................................         (213,177)         76,268
                                                                                         -----------       ---------
     Net cash (used in) provided by operating activities ..........................         (175,199)         99,899
                                                                                         -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities held to maturity ........................................                0        (104,274)
  Principal repayments of securities held to maturity .............................           12,770          22,510
  Origination of loans receivable .................................................          (82,304)       (117,055)
  Principal repayments of loans receivable ........................................           14,852          80,119
  Purchase of securities available for sale .......................................         (404,724)        (75,003)
  Principal repayments and sales of  securities available for sale ................          452,178          15,462
  Purchase of property, leasehold improvements and equipment ......................           (7,034)         (3,158)
  Additions to cost in excess of fair value of net assets acquired ................                0             (18)
  Decrease (increase) in real estate held for sale ................................              185            (702)
  Proceeds from the sale of servicing assets ......................................            1,829               0
  Decrease (increase) in other assets .............................................            3,004          (1,235)
                                                                                         -----------       ---------

     Net cash used in investing activities ........................................           (9,244)       (183,354)
                                                                                         -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..........................................           40,592               0
  Increase in Federal Home Loan Bank Stock ........................................           (1,100)              0
  Increase (decrease) in notes payable ............................................           27,905          (1,986)
  Increase in deposits ............................................................          110,278          92,043
  Dividends declared and paid .....................................................           (7,380)         (5,229)
                                                                                         -----------       ---------

   Net cash provided by financing activities ......................................          170,295          84,828
                                                                                         -----------       ---------

   Net (decrease) increase in cash and cash equivalents ...........................          (14,148)          1,373

   Cash and cash equivalents at beginning of period ...............................          174,794          81,213
                                                                                         -----------       ---------

   Cash and cash equivalents at the end of period .................................      $   160,646       $  82,586
                                                                                         ===========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Noncash investing activities-conversion of subordinated debentures ..............      $         0       $   1,540
                                                                                         ===========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash used to pay interest .......................................................      $    74,828       $  41,547
                                                                                         ===========       =========
  Cash used to pay income taxes ...................................................      $     7,526       $     958
                                                                                         ===========       =========

        The accompanying notes are an integral part of these statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                            (IN THOUSANDS OF DOLLARS)



                                                                     Quarter Ended           Nine-Month Period Ended
                                                                     September 30,                 September 30,
                                                                 ----------------------      ----------------------
                                                                   1998           1997         1998         1997
                                                                 --------      --------      --------      -------
Net income:                                                      $ 13,877      $  8,592      $ 37,978      $23,631

Other comprehensive income, net of tax
Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period         1,989           106         2,335        1,074
    Less: reclassification adjustment for (gains) losses
        included in net income (loss)                                (124)          (52)       (1,098)        (937)
                                                                 --------      --------      --------      -------
Other comprehensive income (loss)(1)                                1,865            54         1,237          137
                                                                 --------      --------      --------      -------
Comprehensive income, net of  taxes                              $ 15,742      $  8,646      $ 39,215      $23,768
                                                                 ========      ========      ========      =======

-------------

(1) Income tax expenses related to items of other comprehensive income were $1,192,000 and $35,000 for the quarters ended September 30, 1998 and 1997, respectively, and $791,000 and $88,000 for the nine-month periods ended September 30, 1998 and 1997, respectively.

                           DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral" or the "Company"), Doral Mortgage Corporation ("Doral Mortgage"), Centro Hipotecario, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank and Doral Money, Inc., a subsidiary of Doral Bank. References herein to "Doral" or the "Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and nine-month period ended September 30, 1998 and 1997 were as follows:


                                                   Quarter Ended      Nine-Month Period Ended
                                                   September 30,          September 30,
                                                --------------------  -----------------------
                                                   1998      1997        1998        1997
                                                   ----      ----        ----        ----
8% Convertible Cumulative Preferred Stock      $   20.00   $     --   $   60.00   $     --
Common Stock                                   $    0.06   $   0.05   $    0.17   $   0.14

d. At September 30, 1998, escrow funds include approximately $69.7 million deposited with Doral Bank. These funds are included as deposits in the Company's financial statements. Escrow funds also include approximately $20.6 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The following table reconciles the number of shares used in the computations of basic and diluted income per share for the third quarter and year to date periods ended September 30, 1998 and 1997:

                                                For the quarter ended September 30, 1998  Nine-month period ended September 30, 1998
                                                ----------------------------------------   -----------------------------------------
                                                  Income         Shares        Per share     Income          Shares        Per share
                                                (numerator)   (denominator)     amount     (numerator)    (denominator)     amount
                                                -----------   -------------    ---------   -----------    -------------    ---------
Income before extraordinary item                    $13,877                                    $37,978
Less: Convertible preferred stock dividend             (169)                                      (507)
                                                -----------                                -----------

Basic EPS:
Income available to common shareholders              13,708      40,428,920        $0.34         37,471       39,776,664       $0.94
                                                ===========   =============    =========   ============   ==============   =========

Effect of dilutive securities:
Convertible Subordinated Debentures                     -               -                           -                -
Convertible Preferred Stock                             169       1,933,714                         507        1,933,714
Assumed common shares issued on
    exercise of stock options                           -            54,179                         -             32,673
                                                -----------   -------------                ------------   --------------

Diluted EPS:
Income available to common shareholders
    plus assumed conversions                        $13,877      42,416,813        $0.33        $37,978       41,743,051       $0.91
                                                ===========   =============    =========   ============   ==============   =========

                                               For the quarter ended September 30, 1997   Nine-month period ended September 30, 1997
                                              -----------------------------------------    ----------------------------------------
Income before extraordinary item                   $8,592                                      $23,631
Less: Convertible preferred stock dividend            -                                            -
                                              -----------                                  -----------

Basic EPS:
Income available to common shareholders              8,592       36,794,920      $0.234         23,631      39,776,664        $0.59
                                              ============   ==============   =========    ===========   =============    =========

Effect of dilutive securities:
Convertible Subordinated Debentures                    106        1,933,712                        303       1,966,387
Convertible Preferred Stock                            -                -                          -               -
Assumed common shares issued on
    exercise of stock options                          -                -                          -               -
                                              ------------   --------------                -----------   -------------

Diluted EPS:
Income available to common shareholders
    plus assumed conversions                        $8,698       38,728,632      $0.225        $23,934      41,743,051        $0.57
                                              ============   ==============   =========    ===========   =============    =========

f. Employee costs and other expenses are shown in the Consolidated Statement of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against mortgage loan sales and fees when the loans are sold.

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:



                                                               Quarter Ended          Nine-Month Period Ended
                                                               September 30,                 September 30,
                                                           --------------------       -----------------------
                                                            1998          1997          1998          1997
Employee Costs, gross                                      $14,344       $9,579        $37,850       $26,840
Deferred costs pursuant to SFAS No. 91                       8,382        6,405         24,472        20,532
                                                           -------       ------        -------       -------

     Employee cost, net                                    $ 5,962       $3,174        $ 13,378      $ 6,308
                                                           =======       ======        ========      =======

Other expenses, gross                                      $ 6,275       $3,826        $17,778       $10,527
Deferred costs pursuant to SFAS No. 91                       1,897          960          4,877         3,176
                                                           -------       ------        -------       -------

     Other expenses, net                                   $ 4,378       $2,866        $ 12,901      $ 7,351
                                                           =======       ======        ========      =======

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

h. Reporting Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130- "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to report all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distribution to owners. The only item of comprehensive income reported by the Company is the unrealized gains on securities available for sale which, at September 30, 1998, amounted to $2.1 million net of $1.4 million in taxes.

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


                                                             SEPTEMBER 30         DECEMBER 31
                                                                 1998                1997
                                                             ------------         -----------
                                                                   (DOLLARS IN THOUSANDS)
Securities Held for trading:
 Mortgage-backed securities:
  GNMA...................................................      $487,740            $420,365
  CMO certificates.......................................       150,403             157,236
  FHLMC..................................................        17,499               4,954
  FNMA...................................................         3,435               3,569
 Interest-only strips....................................        31,911              29,093
 US Treasury Bonds.......................................            --                  --
 US Treasury Notes.......................................            --                  --
 US Treasury Bills.......................................            --                  --
 Other...................................................         1,417               5,071
                                                               --------            --------
                                                               $692,405            $620,288
                                                               ========            ========

                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                        1998                             1997
                                                                   ----------------------      ------------------------
                                                                   CARRYING        FAIR        CARRYING         FAIR
                                                                    VALUE         VALUE          VALUE          VALUE
                                                                   --------     ---------      --------       ---------
                                                                                (DOLLARS IN THOUSANDS)
Mortgage-backed Securities Available for Sale:
    FNMA Mortgage-backed Securities
      Due within one year..................................          --             --         $     --        $     --
      Due from one-five years..............................          --             --               --              --
      Due from five-ten years..............................          --             --               --              --
      Due over ten years...................................          --             --            2,008           1,959
    FHLMC Mortgage-backed Securities
      Due within one year..................................          --             --               --              --
      Due from one-five years..............................          --             --               --              --
      Due from five-ten years..............................          --             --               --              --
      Due over ten years...................................          --             --            2,155           2,087
    GNMA Mortgage-backed Securities
      Due within one year..................................          --             --               --              --
      Due from one-five years..............................          --             --               --              --
      Due from five-ten years..............................          --             --               --              --
      Due over ten years...................................      26,978         27,747           43,375          44,537
Debt Securities Available for Sale:
    U.S. Treasury Securities
      Due within one year..................................          --             --               --              --
      Due from one-five years..............................          --             --               --              --
      Due from five-ten years..............................          --             --               --              --
      Due over ten years...................................      58,369         59,311           25,661          25,580
    Federal Home Loan Banks and Farm
    Credit Notes
      Due within one year..................................          --             --               --              --
      Due from one-five years..............................      35,000         35,130               --              --
      Due from five-ten years..............................      65,000         65,315               --              --
      Due over ten years...................................     301,790        303,138          166,200         166,713
                                                               --------       --------         --------        --------
    Total Securities Available
      For Sale.............................................    $487,137       $490,641         $239,399        $240,876
                                                               ========       ========         ========        ========

                                                      SEPTEMBER 30,                       DECEMBER 31,
                                                -----------------------------------------------------------
                                                          1998                                1997
                                                -------------------------         -------------------------
                                                 CARRYING        FAIR             CARRYING           FAIR
                                                  VALUE          VALUE              VALUE            VALUE
                                                ---------      ---------          --------         --------
                                                                (DOLLARS IN THOUSANDS)
Mortgage-backed Securities Held to Maturity:
    GNMA
      Due within one year ...........            $     --       $     --          $     --         $     --
      Due from one-five years .......                  --             --                --               --
      Due from five-ten years .......                  --             --                --               --
      Due over ten years ............              32,796         33,919             5,053            5,077
    CMO Certificates
      Due within one year ...........            $     --       $     --             4,895            5,013
      Due from one-five years .......               9,220          9,267             5,871            5,868
      Due from five-ten years .......               7,232          7,420            12,483           12,720
      Due over ten years ............              25,455         26,225            27,227           27,888

Debt Securities Held to Maturity:
    Federal Home Loan Bank and
    Farm Credit Notes
      Due within one year ...........            $     --       $     --          $     --         $     --
      Due from one-five years .......                  --             --                --               --
      Due from five to ten  years ...              40,000         40,100            45,000           45,113
      Due over ten years ............              10,000         10,014            30,000           30,125

    P.R. Housing Bank Notes
      Due within one year ...........            $  5,000       $  5,063          $  5,000         $  4,990
      Due from one to five years ....                  --             --                --               --
      Due from five to ten years ....                  --             --                --               --
      Due over ten years ............                  --             --                --               --


     U.S. Treasury Securities
           Due within one year ......            $  1,061       $  1,070          $  8,005         $  7,990
           Due from one to five years                  --             --                --               --
           Due from five to ten years                  --             --                --               --
           Due from over ten years ..                  --             --                --               --

Total Securities Held To Maturity: ..            $130,764       $133,078          $143,534         $144,784
                                                 ========       ========          ========         ========

j.   Loans Receivable

    The following table sets forth certain information regarding the Company's loans receivable as of the dates indicated:


                                               September 30,      Percent      December 31,        Percent
                                                   1998          of Total          1997           of Total
                                               ------------   -------------   -------------    -----------
                                                                   (DOLLARS IN THOUSANDS)
Construction loans ..................            $  27,826             14%          $   9,927           7%
Residential mortgage loans ..........               80,953             40              87,037          65
Commercial real estate ..............               73,428             36              19,036          14
Consumer-- Secured by mortgage ......                5,808              3               7,828           6
Consumer-- other ....................                4,597              2               2,328           2
Commercial (non-real estate) ........                3,666              2               3,461           2
Loans on Saving Deposits ............                3,616              2               3,513           3
Land secured ........................                2,046              1               1,488           1
                                                 ---------      ---------           ---------      ------
  Gross loans(1)(2) .................              201,940            100%            134,618         100%
                                                 ---------      ---------           ---------      ------
Less:
  Unearned interest and deferred loan
   fees .............................                 (256)                              (322)
  Allowance for loan losses .........               (1,357)                            (1,241)
                                                 ---------                          ---------
                                                    (1,613)                            (1,563)
                                                 ---------                          ----------
  Loans receivable, Net (3) .........            $ 200,327                          $ 133,055
                                                 =========                          =========

-----------------------


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


                                                          NINE MONTHS ENDED                              YEAR ENDED
                                                          SEPTEMBER 30, 1998                         DECEMBER 31, 1997
                                                          ------------------                         -----------------
                                                                             (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN RECEIVABLES(1):
Balance at beginning of period...............                   $1,241                                     $  719
Provision for loan losses(2).................                      180                                        600
Charge - Offs................................                       29                                       (124)
Recoveries...................................                      (93)                                        46
                                                                ------                                     ------
BALANCE AT END OF PERIOD.....................                   $1,357                                     $1,241
                                                                ======                                     ======

-------------------
(1) Excludes reserves related to mortgage loans held for sale by the Company's mortgage banking units.
(2) This provision for loan losses does not include $294,000 related to mortgage loans classified as held for sale which are past due.

l. Certain amounts reflected in the 1997 Consolidated Financial Statements have been reclassified to conform to the presentation for 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    This report and the consolidated financial statements of the Company contain information regarding the Company's operations and performance for the quarters and nine-month periods ended September 30, 1998 and 1997. Doral has been engaged in the mortgage banking business since 1972. During the nine months of 1998, Doral continued to maintain its leadership position in the origination of mortgage loans in Puerto Rico. The volume of loans originated and purchased by Doral was approximately $567 million for the quarter ended September 30, 1998, as compared to $282 million for the same period a year ago. For the first nine months of 1998, loans originated and purchased amounted to $1.5 billion, versus $716 million for the comparable period of 1997.

     Doral also continues to be the leading institution in Puerto Rico in terms of the size of its mortgage servicing portfolio. The Company's mortgage servicing portfolio increased approximately $1.9 billion from September 30, 1997 to September 30, 1998, from $3.6 billion to $ 5.5 billion. While the Company's traditional strategy to increase the size of its mortgage servicing portfolio has been to rely principally on internal loan originations, it also intends to purchase loans and mortgage servicing rights from third parties to the extent it can identify attractive opportunities. The Company may also engage, from time to time, in the sale of mortgage servicing rights whenever market conditions appear favorable. During the third quarter of 1998, Doral purchased mortgage servicing rights to $18.2 million aggregate principal amount of mortgage loans. For the first nine months of 1998, the Company purchased mortgage servicing rights to $187.9 million aggregate principal amount of mortgage loans and sold servicing rights to approximately $103 million aggregate principal amount of mortgage loans to a local financial institution. The sale resulted in a gain to the Company of $1.8 million. There were no such sales during 1997. During the third quarter of 1997, Doral purchased servicing rights to approximately $170.7 million aggregate principal amount of mortgage loans from a local financial institution.

     The Company entered the banking business in 1993 through the acquisition of a federal savings bank, Doral Bank (formerly Doral Federal Savings Bank). In October 1997, Doral Bank converted its charter to that of a Puerto Rico commercial bank and currently operates through eight branches in the San Juan, Puerto Rico metropolitan area. For the quarters ended September 30, 1998 and 1997, Doral Bank contributed approximately $2.1 million and $1.3 million, respectively, to the Company's consolidated net income. For the nine-month periods ended September 30, 1998 and 1997, Doral Bank's contribution to the Company's consolidated net income was approximately $5.7 million and $3.1 million, respectively. The increase in the contribution of Doral Bank to the Company's consolidated results reflects a substantial increase in Doral Bank's interest earning assets and increased gains on the sale of mortgage loans by Doral Bank. Doral Bank increased its assets from $352 million as of September 30, 1997, to $628.4 million as of September 30, 1998. This growth was funded largely through increases in certificates of deposit accounts and the use of repurchase agreements.

    In addition to its mortgage banking and banking operations, the Company is also engaged in the securities business through Doral Securities, a broker-dealer subsidiary that operates from a single branch office located in San Juan, Puerto Rico.

    Unless otherwise indicated herein, the information in this report gives effect to and has been adjusted for the two-for one stock split of the Company's Common Stock effected on May 20, 1998.

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

    Net Income. The Company's net income for the three month period ended September 30, 1998 increased to $13.9 million, compared to $8.6 million for the same period a year ago, an increase of 62%. Net income per diluted share was $0.33 and $0.225 for such respective periods. For the first nine months of
1998 and 1997, Doral recorded net income in the amount of $38.0 million and
$23.6
million, respectively, for an increase of 61% during the period. Net income per diluted share was $0.91 and $0.62, for the nine months ended September 30, 1998 and 1997, respectively.

    Net Interest Income. Net interest income is the difference between the interest earned by Doral on its interest earning assets and the interest paid by Doral on its interest bearing liabilities. Doral's net interest income decreased to $7.6 million from $7.9 million for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. The decrease in net interest income is primarily the result of the flattening of the yield curve, which means a reduction in the difference between long-term interest rates and short- term interest rates. The flattening of the yield curve normally results in a decrease in the amount of interest spread the Company earns on its portfolio of mortgage loans, mortgage-backed securities and other interest-earning assets, primarily long-term obligations, and the short-term borrowings used to finance the Company's portfolio of interest earning assets. For the first nine months of 1998, net interest income was $24.2 million, compared to $20.9 million for the corresponding period of 1997, an increase of 16%. This increase in net interest income for the nine month period ended September 30, 1998 is primarily due to an increase in Doral's interest earning assets, which can be attributed to increased loan originations and purchases of mortgage-backed securities and U.S. agency securities. Doral Bank contributed approximately $3.8 million, or 50%, of the consolidated net interest income of the Company for the quarter ended September 30, 1998, versus $2.6 million or 33% for the comparable 1997 period. During the nine-month period ended September 30, 1998, Doral Bank's contribution to the Company's net interest income was approximately $9.9 million, or 41%, compared to $7.3 million, or 35%, for the first nine months of 1997.

    Interest Income. Doral's total interest income increased from approximately $23.0 million for the third quarter of 1997 to $38.6 million for the comparable period of 1998. For the first nine months of 1998, interest income increased by approximately $40.5 million, to $104.6 million from $64.1 million for the first nine months of 1997. The increases in interest income during both periods is primarily related to the increase in the Company's interest earning assets from $1.4 billion at September 30, 1997, to $2.3 billion at September 30, 1998.

    Interest income on loans increased by $2.0 million, or 24%, during the third quarter of 1998, as compared to the same period a year ago. For the first nine months of 1998, interest income on loans increased 30%, from $23.8 million for the nine months ended September 30, 1997, to $31.0 million for the nine months ended September 30, 1998. The increase during 1998 reflects the increased loan production for the nine months of 1998, as compared to the nine months of 1997.

    Interest income on mortgage-backed securities was approximately $14.2 million for the quarter ended September 30, 1998, as compared to $12.1 million for the corresponding 1997 period, an increase of 17%. During the first nine months of 1998, income on mortgage-backed securities was $41.1 million, an increase of 21% from the $33.9 million amount for the comparable period a year ago. This increase for both periods is the result of the growth in the Company's portfolio of such securities, which increased from $679.1 million at September 30, 1997, to $759.8 million at September 30, 1998.

    Interest income with respect to investment securities increased by $9.3 million during the third quarter of 1998, as compared to the same period of 1997, from $1.0 to $10.3 million. Interest income on investment securities was $25.7 million for the nine months ended September 30, 1998, as compared to $2.5 million for the same period a year ago. The increase in interest income from investment securities reflects the strategy of Doral to increase its tax exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax exempt under Puerto Rico law and, in the case of Doral, is not subject to U.S. income taxation because of its status as a foreign corporation for U.S. income tax purposes. Doral's investment securities were approximately $516.2 million as of September 30, 1998, compared to approximately $156.2 million as of September 30, 1997.

    Interest income on other interest-earning assets was approximately $4.0 million for the third quarter of 1998, as compared to approximately $1.7 million for the same period of 1997, representing an increase of 126%. For the nine-month period ended September 30, 1998, income with respect to other interest-earning assets increased by 73%, from $3.9 million during the first nine months of 1997 to $6.7 million for the first nine months of 1998. Other interest-earning assets consist primarily of overnight deposits, term deposits and reverse repurchase agreements. The increase in this category of interest income is due mainly to higher liquidity in the banking and broker-dealer subsidiaries of the Company and the investment of such funds in reverse repurchase agreements and overnight deposits. This positive trend is the result of Doral's strategy to diversify its sources of revenue.

    Interest Expense. Doral's total interest expense increased to $30.9 million during the quarter ended September 30, 1998, from $15.1 million for the comparable period of 1997, an increase of 105%. Total interest expense for the first nine months of 1998 was $80.4 million, as compared to $43.2 million for the same period of 1997, an increase of 86%. The increases in interest expense for both periods was due primarily to the increase in the amount of Doral's interest-bearing liabilities used to fund the increase in the Company's interest-earning assets and loan production. Interest-bearing liabilities increased to $2.2 billion at an average cost of 5.51% for the nine months period ended September 30, 1998, compared to $1.3 billion at an average cost of 5.25% for the same period a year ago.

    Interest expense related to loans payable increased by $1.7 million, or 40%, for the third quarter of 1998, when compared to the corresponding 1997 period. For the first nine months of 1998, interest expense associated to loans payable was $18.4 million, an increase of 51% from $12.2 million for the nine months ended September 30, 1997. The increases reflect increased borrowings required to fund the increase in loan originations and holding of the Company's mortgage loans. The weighted-average interest rate for borrowings under the Company's warehouse lines of credit was 7.18% for the first nine months of 1998, as compared to 6.77% for the same period a year ago.

    Interest expense related to securities sold under agreements to repurchase for the quarters ended September 30, 1998 and 1997, amounted to approximately $16.0 million and $6.4 million, respectively, an increase of 150%. During the first nine months of 1998, interest expense related to securities sold under agreements to repurchase was $40.1 million, versus $19.9 million for the corresponding 1997 period, an increase of 101%. The increases during these periods reflect increased borrowings to finance the acquisition of U.S. treasury and agency securities classified as available for sale and of mortgage-backed securities related to the Company's securitization activities. The weighted-average interest rate of Doral's borrowings under repurchase agreements was 5.12% for the nine-month period ended September 30, 1998 and 5.78% for the corresponding period of 1997.

    Interest expense on deposits increased by $1.8 million to approximately $4.5 million for the second quarter of 1998, from $2.7 million for the comparable period of 1997, an increase of 68%. For the nine-month periods ended September 30, 1998 and 1997, interest expense on deposits amounted to $12.0 million and $6.9 million, respectively, an increase of 75%. The increase in interest expense on deposits reflects the increase of such funds held at Doral Bank, which grew from $250.9 million as of September 30, 1997, to $410.8 million as of September 30, 1998. This rise in deposits is the result of the opening of additional branches by Doral Bank, which now provides services through eight branches, and the offering of competitive rates. Doral Bank intends to continue its branch expansion program during 1998. The average interest cost on deposits was 4.40% for the first nine months of 1998, compared to 4.30% for the same period a year ago. As of September 30, 1998, approximately $89.3 million, or 21% of total deposits ($11.3 million of such deposits are not reflected in the Company's Consolidated Financial Statements because of inter-company eliminations) held at Doral Bank consisted of non-interest bearing accounts comprised primarily of servicing custodial accounts and corporate deposit accounts maintained by Doral and its subsidiaries.

    Interest expense on other borrowed funds was $4.3 million for the quarter ended September 30, 1998, as compared to $1.7 million for the same period a year ago, an increase of approximately 159.6%. Interest expense on other borrowed funds for the first nine months of 1998 and 1997 was $9.8 million and $4.2 million, respectively, which represents an increase of approximately 133% for such comparable periods. Interest expense on other borrowed funds includes various term notes issued by Doral Bank, the Company's $75 million senior notes due 2006, and Doral Bank's advances from the Federal Home Loan Bank of New York, as well as various other borrowings.

    Provision For Loan Losses. The provision for loan losses is charged to earnings during the period it is accounted for in order to bring the total allowance for loan losses to a level considered appropriate by management, based on the Company's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value of any underlying collateral and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance could be necessary if economic conditions change substantially from the assumptions used by the Company in determining such allowance. The Company made provisions to its allowance for loan losses for the quarters ended September 30, 1998 and 1997, of approximately $163,000 and $244,000, respectively. Charges to the provision for the nine-month periods ended September 30, 1998 and 1997, were $474,000 and $609,000, respectively. The decrease in the charges to the provision during 1998 as compared to 1997 is due, in part, to a steady improvement in delinquency ratios in loans receivable held by Doral Bank and to management's consideration of the appropriateness of the allowance.

    Revenues From Mortgage Loans Sales and Fees. Revenues from mortgage loans sales and fees consist of the following: (i) gains on sales of loans and origination fees (net of direct loan origination costs), (ii) net gains or losses on hedging instruments and (iii) unrealized gains or losses on securities held for trading.

    Revenues from mortgage loan sales and fees increased by 132% for the quarter ended September 30, 1998, as compared to the same period a year ago, from approximately $7.2 million for the third quarter 1997 to $16.7 million for the third quarter 1998. For the nine-month periods ended September 30, 1998 and 1997, mortgage loans sales and fees were $39.7 million and $18.2 million, respectively, an increase of 118%. The increases experienced during 1998 is mainly the result of increased loan originations and increased profitability on sales of various loan products, including the creation and sale of Interest Only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors.

    The Company creates IOs (previously classified as excess servicing fees receivable) as the result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a basic servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IO is recognized at the time of the sale of the loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded at such time as a component of "Mortgage Loans Sales and Fees" on the Company's Consolidated Statement of Income, even though the cash is received over the life of the loans sold. While the Company traditionally retains the IOs it creates as a result of loans sales, Doral may, from time to time, sell such instruments whenever market conditions are favorable and benefits can be readily measured. During the first nine months of 1998 and 1997, IO's (net of sales of IOs) increased by approximately $5.2 million an $6.6 million, respectively.

    Beginning with the second quarter of 1995, following the implementation by the Company of SFAS No. 122 (later superseded by SFAS 125), whenever Doral originates a mortgage loan it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the discounted present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the sale of the loan and is recorded as a component of "Mortgage Loans Sales and Fees" on the Company's Consolidated Statement of Income. During the third quarter of 1998, the Company capitalized approximately $5.3 million in servicing assets arising from internal loan originations, as compared to $3.4 million for the same period of 1997. For the nine months ended September 30, 1998, Doral capitalized approximately $14.9 million in servicing assets arising from internal loan originations, compared to $8.7 million for the corresponding 1997 period. The increases reflect increased loan originations during such periods. During the third quarter and first nine months of 1998, the Company also recorded $1.3 million and $5.7 million, respectively, in servicing assets related to purchases of loans and servicing rights, compared to $2.6 million and $2.8 million, respectively for the corresponding 1997 periods. The increase in purchased mortgage servicing rights during 1998 is due to increased wholesale loan purchases by the Company and to the continuous purchase of mortgage servicing rights under an agreement with a commercial bank pursuant to which the Company has agreed to purchase the mortgage servicing rights related to the mortgage loan production of such bank. The unamortized balance of the servicing asset is reflected on the Consolidated Balance Sheet of the Company. See "Amortization of IOs and servicing assets".

    Pursuant to SFAS 115, the Company includes in earnings, as a component of "Mortgage Loans Sales and Fees", any unrealized gains or losses in the market value of its securities held for trading. For the quarters ended September 30, 1998 and 1997, revenues from mortgage loans sales and fees included $2.1 million and $2.7 million, respectively, of unrealized gains on the value of its securities held for trading. The component of earnings attributed to unrealized gains or losses in trading securities for the first nine months of 1998 amounted to $4.7 million compared to $6.2 million for the comparable period of 1997.

    Servicing Income. Servicing income represents revenues earned by Doral for administering mortgage loans. Doral's loan servicing fees depend on the type of mortgage loan being serviced and range from 0.25% to 0.50% of the declining outstanding principal amount of such loan. The size of Doral's loan servicing portfolio and the amount of its servicing fees have increased substantially since Doral's inception mainly as a result of increases in loan originations and the purchase of both mortgage loans and mortgage servicing rights from third parties. The Company purchased rights to service mortgage loans aggregating approximately $18.2 million and $187.9 million during the third quarter and first nine months of 1998, respectively. During the third quarter of 1997, Doral purchased $170.7 million of servicing rights from a local financial institution.

    Servicing fees for the three month period ended September 30, 1998, were approximately $5.5 million, compared to $3.8 million for the 1997 period, for an increase of 43% for the quarter. For the first nine months of 1998, servicing income increased to $15.7 million from $10.9 million for the first nine months of 1997, an increase of 44%. The increase in the amount of loan servicing fees for the third quarter and first nine months of 1998 was principally due to an increase in the principal amount of loans serviced as compared to prior periods. The mortgage servicing portfolio was approximately $5.5 billion as of September 30, 1998, compared to $3.6 billion as of September 30, 1997. At September 30, 1998, less than 2% of the Company's servicing portfolio was associated with mortgages originated outside Puerto Rico.

    The amount of principal prepayments on mortgage loans serviced by the Company for the nine months ended September 30, 1998 and 1997, was $440.2 million and $194.4 million, respectively. This represents approximately 8.70% and 5.81% of the aggregate principal amount of mortgage loans serviced during such periods, and the average size of the loans prepaid was approximately $49,079 and $37.400, respectively. The increase in prepayments was mostly due to a decrease in prevailing mortgage interest rates. The primary means used by the Company to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to maintain or increase the size of its servicing portfolio, even during periods of high prepayments.

    Amortization of IOs and servicing assets. IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of such IOs for the quarters ended September 30, 1998 and 1997, was approximately $848,000 and $943,000, respectively. For the first nine months of 1998, amortization of IOs was approximately $2.5 million, as compared to $2.8 million for the comparable 1997 period.

    The Company's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of other non-interest expenses in the Company's Consolidated Financial Statements. During the third quarter of 1998, total amortization of servicing assets amounted to $1.8 million, versus $688,000 for the comparable 1997 period. Amortization of servicing assets for the nine-month periods ended September 30, 1998 and 1997, was approximately $4.7 million and $1.9 million, respectively.

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

    Gain on Sale of Servicing Assets. The Company may also, from time to time, participate in the sale of mortgage servicing rights if conditions exist that make such a transaction favorable to the Company. During the first nine months of 1998, Doral sold servicing rights to approximately $103 million aggregate principal amount of mortgage loans, which resulted in a gain to the Company of $1.8 million. The Company had no such sales during the first nine months of 1997.

    Non-Interest Income. Total non-interest income increased 102% during the third quarter of 1998, as compared to the same period of 1997, from $11.4 to $23.0 . For the first nine months of 1998, total non-interest income was $59.2 million, as compared to $30.2 million for the corresponding 1997 period, an increase of approximately 96%. The increases during both periods were due principally to increases in mortgage loan sales and fees and servicing income as discussed above, as well as the gain on sale of servicing rights recorded during the first half of 1998.

    Non-Interest Expense. Total non-interest expense increased $5.8 million for the quarter ended September 30, 1998, as compared to the same period of 1997, from $9.5 million to $15.3 million, an increase of 62%. For the first nine months of 1998 and 1997, total non-interest expense amounted to approximately $40.1 million and $23.7 million, respectively, an increase of 70%. The increases for both the quarter and nine month periods reflect additional costs associated with expanding the Company's customer base, its loan origination and mortgage servicing capacity and its commercial banking operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has an ongoing need for capital to finance its lending and investment activities. The Company's cash requirements arise mainly from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. The Company's primary sources of liquidity are sales in the secondary mortgage market of the loans and mortgage-backed securities it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities, payments received on its loans and other interest-earning assets and revenues from operations. In the past, the Company has also relied on privately-placed and publicly-offered debt financings and public offerings of preferred and common stock. Doral Bank, the Company's commercial banking subsidiary, mainly relies on deposits, borrowings from the Federal Home Loan Bank of New York as well as term notes backed by letters of credit of the FHLB-NY.

    The Company is dependent upon its ability to access warehouse, gestation and repurchase facilities in addition to its capability to continue to pool and sell mortgage loans in the secondary market. Doral borrows money under warehousing lines of credit to fund its mortgage loan originations and repays the borrowings as the mortgages are sold or pooled. The warehousing lines of credit then become available for additional borrowings. Included among Doral's warehousing lines of credit facilities are gestation or pre-sale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities as well as to finance such mortgage-backed securities upon their issuance. Doral's warehousing lines of credit are generally subject to termination at the discretion of the lender. The Company had several warehousing and gestation facilities totaling $860 million as of September 30, 1998.

    The Company also had available repurchase agreements lines of credit (excluding the gestation lines of credit referred to above) of approximately $2.3 billion at September 30, 1998. Under these agreements, Doral sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities or collateralized mortgage obligations and simultaneously agrees to repurchase them at a future date at a fixed price. Doral uses the proceeds of such sales to repay borrowings under its warehousing lines of credit and to finance the cost of carrying its mortgage-backed securities and other investment securities. The effective costs of funds under repurchase agreements is typically lower than the cost of funds borrowed under Doral's warehousing lines of credit. Doral's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions. Doral's repurchase lines of credit are generally subject to termination at the discretion of the counterparty.

    Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA and certain other investors, and mortgage loans sold to certain other purchasers, require Doral to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. Doral generally recovers funds advanced pursuant to these agreements within 30 days. During the nine-month period ended September 30, 1998, the monthly average amount of funds advanced by the Company under such servicing agreements was approximately $6.1 million.

    Doral Bank obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of September 30, 1998, Doral Bank held approximately $410.8 million in deposits (excluding $11.3 million in deposits from affiliates that are eliminated in the preparation of the Company's Consolidated Financial Statements) at a weighted average interest rate of 4.40%. Doral Bank, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value equal to 110% of the advances or reimbursement obligations. At September 30, 1998, Doral Bank had $32.0 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.33%. In addition, as of September 30, 1998, Doral Bank had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.61%.

    As of September 30, 1998, the Company and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e. Total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are the Company's and Doral Bank's regulatory capital ratios as of September 30, 1998, based on existing Federal Reserve and FDIC guidelines:

                                                 The Company    Doral Bank
                                                 -----------    ----------
Tier 1 Capital Ratio (Tier 1 Capital to
risk weighted assets)                                17.2%          13.8%

Total Capital (total capital to risk
weighted assets)                                     17.0%          13.6%

Leverage Ratio (Tier 1 Capital to
average assets)                                       9.5%           7.9%

         As of September 30, 1998, Doral Bank was considered a well capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

         On October 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, to register for sale shares of a new issue of nonconvertible noncumulative preferred stock with an aggregate offering price of up to $74,750,000. As noted above, a registration statement relating to these securities has been filed with the Commission but has not yet become effective. The Company may not proceed with the sale of such securities until the registration statement becomes effective.

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

ASSETS AND LIABILITIES

         At September 30, 1998, the Company's total assets were $2.72 billion, compared to $1.86 billion at December 31, 1997. This increase was due primarily to net increases of $249.8 million, $263.9 million and $204.7 million in securities available for sale, mortgage loans held for sale and accounts receivable, respectively. Total liabilities were $2.46 billion at September 30, 1998, compared to $1.67 billion at December 31, 1997. The increase in total liabilities was largely the result of an increase in securities sold under agreements to repurchase, loans payable, accounts payable at the broker-dealer operation and deposit accounts held at Doral Bank. The additional leverage was used to finance the increase in the Company's interest-earning assets. At September 30, 1998, deposit accounts totaled $410.8 million, compared to $300.5 million at December 31, 1997. Deposit accounts include $69.7 million in non-interest bearing deposits representing escrow funds from the servicing operations of the Company's mortgage banking units. As of September 30, 1998, Doral Bank had $628.4 million in assets, compared to $428.1 million as of December 31, 1997.

MARKET RISK AND INTEREST RATE MANAGEMENT

         General. Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market factors. The principal market risk to which the Company is exposed is interest rate volatility. Changes in interest rates can have a variety of effects on the Company's business. In particular, changes in interest rates affect the volume of mortgage loan originations, the interest rate spread on the Company's portfolio of loans, mortgage-backed securities and investment securities, the amount of gain on sale of loans and the value of the Company's loan servicing assets and of its loan and securities holdings.

         Mortgage Banking Operations. Changes in prevailing long-term market interest rates between the time the Company commits to or establishes an interest rate on a mortgage loan and the time commitments to purchase the mortgage loan are obtained or the loan is sold affect Doral's gain or loss on the sale of such mortgage loan. The Company does not generally hedge conventional loans in the pipeline or in the process of origination because the Company does not generally permit customers to lock-in an interest rate prior to closing. Instead, the interest rates on loans are generally fixed at closing based on a certain spread over a prevailing rate that adjusts weekly based on the FHLMC auction for residential mortgages. For FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, the Company seeks to sell or to obtain commitments for the purchase of such loans or mortgage-backed securities as soon as practicable following the funding of such loans. Conforming loans are normally sold to institutional investors or to FNMA and FHLMC. To the extent the Company does engage in offering of mortgage products which lock-in the interest rate until the closing date, it attempts to obtain forward commitments to purchase such loans at the time it fixes the rates for the loans. Non-conforming conventional loans are normally sold in bulk to local financial institutions or to the FHLMC under a negotiated arrangement or packaged into collateralized mortgage obligations. The sale of non-conforming conventional loans normally takes longer than the sale of conforming mortgage loans. The Company also attempts to obtain forward commitments for the sale of non-conforming loans. The Company attempts to manage interest rate risk that is not covered by forward commitments through the purchase of listed options on futures contracts for U.S. Treasury securities.

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

         With respect to GNMA securities that are originated by the Company and do not qualify for Puerto Rico tax exemption, the Company seeks to manage the interest rate risk by obtaining forward commitments.

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

         The net interest income of the Company is also subject to interest rate risk because its interest earning assets and interest-bearing liabilities reprice at different times and varying amounts. Most of the Company's interest earning assets, including its mortgage-backed securities held for trading, are fixed rate interest-earning assets that are not subject to repricing (except for replacement of assets through repayments, sales and new originations) while the short-term borrowing used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). In order to hedge the interest rate risk associated with the Company's portfolio of securities held for trading and available for sale, the Company may use a variety of hedging instruments including listed put and call options on futures contracts on financial instruments (primarily Eurodollar certificates of deposit and U.S. Treasury note contracts).

         The Company maintains a substantial portfolio of mortgage-backed securities (primarily fixed-rate GNMA certificates) and other investment securities. Generally, the value of fixed rate securities declines when interest rates rise, and conversely, increase when interest rates fall. At September 30, 1998, the Company held $692.4 million of mortgage-backed and other securities (all of which carried fixed interest rates) which were classified as held for trading and reported at fair value, with unrealized gains and losses included in earnings. In addition, at September 30, 1998, the Company held $490.6 million of mortgage-backed securities and other investment securities (all of which carried fixed interest rates) which were classified as available for sale and reported at fair value, with unrealized losses deducted from stockholders equity. Accordingly, declines in the value of the Company's securities held for trading and available for sale could have a negative impact on the Company's earnings or financial condition.

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

         In addition to the use of the internal asset liability management techniques discussed above, Doral Bank has used interest rate swap agreements to effectively fix the cost of short-term funding sources which are used to finance the funding and holding of interest-earnings assets with longer maturities. An interest rate swap is an agreement where one party (in this case, Doral Bank) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a securities broker-dealer) in exchange for receiving from the second party a variable rate of interest on the same notional amount for a pre-determined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. As of September 30, 1998, the Bank had interest rate swap agreements in place with an aggregate notional amount of $105 million, all of which required the Bank to pay a fixed rate in return for a floating rate. Set forth below is information regarding the term of the interest rate swaps in place as of September 30, 1998.

                              MATURITY SCHEDULE OF
                               INTEREST RATE SWAPS


                                                Within
                                                 One          Two             Three            Four         Five Years
                                                 Year         Years           Years           Years         and Over
                                                 ----         -----           -----           -----         ----------
                                                                        (Dollars in thousands)
Interest rate swaps:
Pay fixed/receive floating:
  Notional amount.............................   $--          $--          $5,000             $--           $100,000
  Weighted average fixed rates paid...........    --           --            4.92%             --               5.81%
  Weighted Rates Received.....................    --           --            4.83%             --               5.69%

         The Company may in the future use alternative hedging techniques and other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, the Company's profitability may be adversely affected.

YEAR 2000 ISSUES

         The Year 2000 problem is caused by the situation whereby existing computer software programs use only the last two digits to identify the year. Those programs could read "00" as the year 1900, and thus, may not recognize dates after December 31, 1999. This misinterpretation of data could cause significant problems with banking and mortgage banking entities, such as the Company, as the use of date calculations is extensive in daily operations for matters such as interest accruals, maturity dates, delinquency status, and customer statements. Year 2000 problems go beyond computer systems and affect anything that uses an internal microchip such as telephone, fax machines, security and alarm systems, vaults, elevators, heating and air conditioning.

         The Company does not own any proprietary software systems or applications and relies on those provided by third party vendors. The Company has completed the assessment of its computer hardware, software programs and data processing applications, including those provided by third party vendors. The Company has received revised programs from its third party vendors that have been modified to address the Year 2000 problem for the principal applications used in its mortgage banking, banking and securities businesses. The Company began testing these revised programs and applications during the first week of October 1998 and the testing is scheduled to be completed by December 31, 1998. If the tests reveal that such programs and applications do not adequately deal with the Year 2000 problems, the Company will seek to obtain replacement programs and applications. The Company is using outside consultants to assist it in verifying the test results. The Company's mainframe computer, used principally in its banking operations, is Year 2000 compliant, meaning that it can properly process and calculate date-related information after January 1, 2000. The Company is in the process of replacing other equipment, primarily desk top computers that are not Year 2000 compliant.

         The Company does not anticipate that the Year 2000 problem will have a material adverse effect on its financial condition or results of operations. However, Year 2000 problems suffered by third party providers of basic services, such as telephone, water, sewer and electricity, could have an adverse impact on the daily operations of the Company. The Company does not have a specific contingency plan to address disruption of such basic services caused by the Year 2000 problem. The Company would attempt to deal with any such disruptions under its existing business interruption contingency plans.

         The Company estimates that the costs of addressing Year 2000 issues will be approximately $800,000, of which $500,000 has already been spent. Most of such costs is directly related to the costs of replacing existing equipment, primarily desktop computers, which have been fully depreciated on the Company's financial statements. Such costs will be funded through the Company's operating cash flows.

         As a bank holding company, the Company could be subject to enforcement action by federal banking authorities if it fails to adequately address Year 2000 problem.

RECENT DEVELOPMENTS

         New Accounting Standards. In October 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans held for sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65. On the date this Statement is initially applied, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's ability and intent, on the date this Statement is initially applied, to hold those investments. Transfers from the trading category that result from implementing this Statement shall be accounted for in accordance with FASB 115.

         This Statement is effective for the first fiscal quarters beginning after December 15, 1998. Early application is encouraged and it is permitted as of the issuance date of this Statement.

         Management believes that the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

         Impact of Hurricane Georges. On September 21, 1998, Puerto Rico suffered the direct impact of Hurricane Georges, a category 3 hurricane on the Saffir/Simpson scale. The passage of Hurricane Georges caused extensive property damage in Puerto Rico and disrupted many sectors of the economy. In general, the Company's mortgage banking, commercial banking and securities operations were fully operational within two days. While the disruption caused by Hurricane Georges may result in some short-term increases in delinquency rates, the Company does not anticipate that the effects of the hurricane will have a material adverse effect on the financial condition or results of operations of the Company. The structures securing the Company's mortgage loans are almost all constructed of concrete and the Company requires that borrowers obtain property insurance as a condition of lending.

         It is too early to determine the long-term effect of the passage of Hurricane Georges on the economy of Puerto Rico. The Government of Puerto Rico has estimated that assistance payments from the Federal Emergency Management Agency and other governmental programs together with payments from private insurers will inject more than $2.0 billion into the economy.

         Expansion in Mainland United States. During the second quarter of 1998, the Company commenced a multi-family and commercial lending unit in the New York City metropolitan area through Doral Money, Inc., a wholly-owned subsidiary of Doral Bank. This unit originates loans secured by first mortgages on multi-family apartment buildings and, to a lesser extent, other commercial properties. This unit closed $53.4 million in loans for the quarter ended September 30, 1998. The Company intends to sell most of these loans to third parties and to retain the related servicing rights.

         During the third quarter of 1998, the Company also commenced a wholesale mortgage operation in the Chicago metropolitan area also through Doral Money, Inc. This operation, which employs 12 persons and operates through two offices, is primarily dedicated to the purchase of residential mortgage loans that conform to requirements of the Federal Home Loan Mortgage Corporation ("FHLMC"), the packaging of such loans into FHLMC mortgage-backed securities and the sale of such mortgage-backed securities to third parties while retaining the servicing rights to the underlying loans. Purchases of loans by the wholesale operation for the quarter ended September 30, 1998, amounted to $12.2 million.

                  The Company is also in the process of organizing a new federal savings association in the New York City metropolitan area which it anticipates will open for business during the first quarter of 1999.

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

ITEM 2 - CHANGES IN SECURITIES


    The Company entered into a Supplement Indenture, dated as of October 19, 1998, amending various provisions of the Indenture pursuant to which the Company's 7.84% Senior Notes due 2006 were issued. The amendments modify certain covenants and other provisions of the Indenture to (i) eliminate the limitations on the incurrence of additional indebtedness by the Company or any of its subsidiaries, (ii) eliminate the covenant restricting the creation of liens on property, shares of capital stock or indebtedness of the Company or of any of its subsidiaries, (iii) modify the covenant limiting the issuance of securities by subsidiaries, (iv) eliminate certain definitions or portions of definitions that are no longer required as a result of the foregoing modifications, (v) modify the covenant restricting mergers and similar transactions to eliminate the reference to compliance with the additional indebtedness test that is being eliminated, (vi) add an additional covenant that would require the Company to maintain a minimum consolidated net worth of $185 million, and (vii) modify the definition of the term "Company" to reflect the change in the Company's name from First Financial Caribbean Corporation to Doral Financial Corporation.

    The Company also authorized certain amendments to its by-laws at a regularly scheduled Board of Directors meeting held on October 19, 1998. The principal change to the by-laws was the addition of a provision to set the number of directors of the Company at not less than five nor more than ten directors, as determined by the Board of Directors of the Company. The actual number of directors, which is eight, was not changed.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES


    Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5 - OTHER INFORMATION

    Not Applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit 3.2 By laws, as amended as of October 19, 1998(1)

    Exhibit 10.79 - First Supplemental Indenture, dated as of October 19, 1998, between the Company and Bankers Trust Company(1)

    Exhibit 10.80 - Fifth Amendment to First Amended and Restated Credit Agreement, dated as of June 26, 1998 among the Company, Doral Mortgage Corporation, Bankers Trust Company and the other lenders party thereto.

    Exhibit 10.81 - First Amended and Restated Credit Agreement, dated as of June 26, 1998, between the Company, Doral Mortgage Corporation, Bankers Trust Company, as agent and lender, and the other lenders party thereto.

    Exhibit 27 - Financial Data Schedule (for SEC use only).

------------------------
    (1)Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K, dated October 19, 1998.


(b) Reports on Form 8-K

           (i) Current Report on Form 8-K, dated October 7, 1998, reporting under Item 5 "Other Events" the Company's unaudited results for the quarter and nine months ended September 30, 1998;

          (ii) Current Report on Form 8-K, dated October 19, 1998, reporting under Item 5 "Other Events" the execution of a supplemental indenture amending the indenture pursuant to which the Company's 7.84% Senior Notes due 2006 were issued and the amendment of the Company's By-laws.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DORAL FINANCIAL CORPORATION
                                                     (Registrant)

    Date: November 13, 1998                        /s/ Salomon Levis
                                       ----------------------------------------
                                                     Salomon Levis
                                                 Chairman of the Board
                                             and Chief Executive Officer

    Date: November 13, 1998                      /s/ Richard F. Bonini
                                       ----------------------------------------
                                                   Richard F. Bonini
                                            Senior Executive Vice President
                                             and Chief Financial Officer

    Date: November 13, 1998                      /s/ Ricardo Melendez
                                       ----------------------------------------
                                                   Ricardo Melendez
                                                  Vice President and
                                             Principal Accounting Officer