Form 10-K
period 1998-12-31
DORAL FINANCIAL CORP
filed 1999-03-31
CIK 840889

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    |X| THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    |_| THE SECURITIES EXCHANGE ACT OF 1934

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

                           COMMON STOCK, $1 PAR VALUE
            7% NONCUMULATIVE MONTHLY INCOME PREFERRED STOCK, SERIES A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
     $604,657,000 approximately, based on the last sale price of $18 15/16 per share on the NASDAQ National Market System on March 12, 1999. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
   Common Stock:  40,428,920 shares as of March 12, 1999.           (continued)

-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE




PART III


Item 10           Directors and Executive Officers of the                       Information in response to this Item is incorporated
                  Registrant.                                                   into this Annual Report on Form 10-K by reference to
                                                                                the section entitled "Election of Directors and
                                                                                Related Matters" in the Company's definitive Proxy
                                                                                Statement for use in connection with its 1999 Annual
                                                                                Meeting of stockholders (the "Proxy Statement").

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

Item 12           Security Ownership of Certain Beneficial                      Information in response to this Item is incorporated
                  Owners and Management.                                        into this Annual Report on Form 10-K by reference to
                                                                                the section entitled "Security Ownership of
                                                                                Management and Principal Holders" in the Company's
                                                                                Proxy Statement.

Item 13           Certain Relationships and Related                             Information in response to this Item is incorporated
                  Transactions.                                                 into this Annual Report on Form 10-K by reference to
                                                                                the section entitled "Election of Directors and
                                                                                Related Matters -- Certain Relationships and
                                                                                Related Transactions" in the Company's Proxy
                                                                                Statement.


                              --------------------

                           DORAL FINANCIAL CORPORATION

                         1998 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I

     Item 1.  Business...............................................................................................1
     Item 2.  Properties............................................................................................18
     Item 3.  Legal Proceedings.....................................................................................19
     Item 4.  Submission of Matters to a Vote of Security Holders...................................................19

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................19
     Item 6.  Selected Financial Data...............................................................................20
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................20
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........................................50
     Item 8.  Financial Statements and Supplementary Data...........................................................50
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................50

PART III

     Item 10.  Directors and Executive Officers of the Registrant...................................................50
     Item 11.  Executive Compensation...............................................................................51
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................................51
     Item 13.  Certain Relationships and Related Transactions.......................................................51

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................51

                                     PART I

ITEM 1.  BUSINESS

GENERAL.

     Doral Financial Corporation ("Doral Financial" or the "Company"), is a bank holding company which is engaged in a wide range of mortgage banking, commercial banking and broker dealer activities. Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico, and is the leading mortgage banking institution in Puerto Rico in volume of origination of mortgage loans on single-family residences and in the volume of mortgage loans serviced. As of December 31, 1998, Doral Financial had a total servicing portfolio of approximately $6.2 billion.

     Doral Financial's mortgage banking business is principally conducted through four operating units: Doral Mortgage Corporation ("Doral Mortgage"), Centro Hipotecario de Puerto Rico, Inc. ("Centro"), both wholly-owned subsidiaries of Doral Financial, Doral Money, Inc. ("Doral Money"), a wholly owned subsidiary of Doral Bank and HF Mortgage Bankers Division ("HF Division"), an operating division within Doral Financial. Doral Financial is also engaged in the banking business through Doral Bank, a Puerto Rico commercial bank, and in the securities business through Doral Securities, Inc. ("Doral Securities").

     Prior to 1998, substantially all the Company's business had been conducted in Puerto Rico. During the second and third quarter of 1998, the Company established a wholesale residential mortgage operation in the Chicago metropolitan area and a multi-family and commercial lending unit in the New York metropolitan area. The Company also expects to open a new federal savings association in the New York metropolitan area during the third quarter of 1999.

     The Company's principal strategy is to increase its volume of loan originations and its servicing portfolio, as well as to maximize net interest income. The Company seeks to increase its volume of loan originations by emphasizing quality customer service and maintaining the most extensive system of branch offices of any mortgage banking institution in Puerto Rico. The Company strives to increase the size of its servicing portfolio by relying primarily on internal loan originations and supplementing such originations with purchases of loans and mortgage servicing rights from third parties. The Company seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt GNMA securities backed by Puerto Rico FHA/VA mortgages, for longer periods prior to sale than most mortgage banking companies. This strategy has the effect of reducing the Company's overall effective tax rate. The Company also seeks to increase net interest income by funding and holding for investment, loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations, the interest on which is tax exempt to the Company for Puerto Rico income tax purposes. The Company's strategy is to become a more diversified financial services company by offering a broad range of mortgage products as well as continuing to expand into new areas of business such as banking and securities brokerage. The Company also intends to pursue opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic populations, through acquisitions, the establishment of new operations or a combination of both.

MORTGAGE BANKING BUSINESS

     MORTGAGE LOAN ORIGINATION

     Mortgage Loan Products. The Company is an approved seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), an approved issuer for the Government National Mortgage Association ("GNMA") and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA"), guaranteed by the Veterans Administration ("VA"), or guaranteed by the Rural Housing Service ("RHS"), formerly Farmers Homes Administration.

     The Company makes available a wide variety of mortgage loan products that are designed to meet consumer needs and competitive conditions. Doral Financial has traditionally emphasized 15 to 30 year first mortgage loans secured by single family residences. The Company generally classifies mortgage loans between those that are guaranteed or insured by the FHA, VA or RHS and those that are not. The latter type of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange with FNMA or FHLMC are referred to as conforming loans, while those that do not are referred to as non-conforming loans.

     The Company's current mortgage loan products can be summarized as follows:

     FHA, VA AND RHS LOANS. These are 15 to 30 year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA or RHS. As of December 31, 1998, the maximum loan amount for a VA loan was $203,000 and for FHA and RHS loans the maximum ranged from $86,317 to $152,000 depending on the location of the mortgaged property.

     Conforming conventional loans. These are loans that satisfy the underwriting criteria for sale or exchange through FNMA or FHLMC. As of December 31, 1998, the maximum loan amount for conforming conventional loans was $240,000.

     Non-conforming loans. These so-called "non-conforming loans" are conventional mortgage loans that do not qualify for sale or exchange under the standard programs of FNMA or FHLMC. The principal deviations that do not permit non-conforming loans to qualify for the sale or exchange programs of FNMA or FHLMC are relaxed requirements for income verification or credit history or a loan amount in excess of those permitted by FNMA or FHLMC. The Company uses its own credit system to evaluate these loans and generally requires lower loan-to-value ratios. The Company is not actively involved in originating "sub-prime" mortgage loans to individuals who are deemed to be a relatively high credit risk.

     Second mortgage loans. Included within the Company's non-conforming loan products are loans secured by second mortgages on single family residences.

     Home equity mortgage loans. These loans are generally up to $40,000 and are secured by first or second mortgages on single family residences. They are generally made for debt consolidation, home improvements or other individual credit needs.

     Other mortgage loans. To a lesser extent, the Company also originates construction loans for owner occupied single family residences and real estate development projects, as well as land loans and loans secured by income producing residential and commercial properties.

     For additional information on the Company's mortgage loan originations, refer to Table B included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report.

     MORTGAGE ORIGINATION CHANNELS

     The Company's strategy is to increase the size of its mortgage serving portfolio by originations primarily through its retail branch network. The Company supplements retail originations with wholesale originations that encompass purchases from third parties and referrals from mortgage brokers. In Puerto Rico, the Company maintains specialized units for the origination of construction loans and loans to finance purchases of homes in new housing developments. The Company's principal origination channels are summarized below.

     Retail branch network. The Company operates 26 mortgage banking offices on the Island and one branch office in Miami, Florida. Customers are sought through aggressive advertising campaigns in local newspapers, as well as direct mail and telemarketing campaigns. The Company emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.

     Puerto Rico wholesale activities. Doral Financial purchases primarily FHA loans and VA loans from other mortgage bankers for securitization and resale to institutional investors in the form of GNMA securities, and, to a lesser extent, purchases conventional mortgage loans for sale to private investors. The Company purchased approximately $354 million, $65 million and $63 million of loans during the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company also originates mortgage loans referred to it by mortgage brokers. At the closing of the loan, the borrower is required to pay the mortgage broker a fee for the services it provided. During the years ended December 31, 1998, 1997 and 1996, the Company originated approximately $313 million, $74 million and $34 million, respectively, of mortgage loans through mortgage brokers. The increase in 1998 was due to the commencement of the Chicago wholesale operation which accounted for approximately 45% of originations through mortgage brokers.

     New housing unit. In Puerto Rico, the Company maintains a special unit that works closely with residential developers and specializes in originating mortgage loans to finance the acquisition of homes in newly developed housing projects. The Company originated approximately $190 million of mortgage loans to finance the purchase of homes within new housing projects during the year ended December 31, 1998 compared to $140 million for the year ended December 31, 1997.

     U.S. wholesale operation. During 1998, the Company established a wholesale residential mortgage operation located in the Chicago metropolitan area. This wholesale operation originates mortgage loans through a network of approximately 50 independent mortgage brokers approved by the Company. To date, mortgage loans have been principally originated in the following seven states: Illinois, Indiana, Ohio, Kansas, Michigan, Kentucky and Missouri. Doral Financial underwrites each mortgage loan application obtained from participating mortgage brokers and funds those mortgage loans which meet the Company's underwriting criteria. The mortgage loans originated by the wholesale unit are generally single family mortgage loans that qualify for the guarantee programs of FNMA or FHLMC. However, to a lesser extent, this unit also originates adjustable rate mortgage loans that are not eligible for the sale or exchange programs of FNMA or FHLMC. During the year ended December 31, 1998, the wholesale unit originated approximately $143.0 million in mortgage loans, of which approximately 80% were mortgage loans that qualified for the guarantee programs of FNMA or FHLMC.

     The Company believes that the establishment of a wholesale lending unit is a cost-effective way for the Company to penetrate the mainland U.S. residential mortgage market and continue to increase the size of its servicing portfolio. A wholesale operation allows the Company to penetrate this market without having to invest in a large retail branch system with the related and overhead costs.

     New York multi-family and commercial lending unit. During 1998, the Company also established a lending operation in the New York City metropolitan area that specializes in making mortgage loans secured by income producing multi-family residential and commercial properties. During the year ended December 31, 1998, this unit originated approximately $106 million in loans. The average amount of the loan originated was $1.3 million and the largest loan originated was $4.4 million .

     Construction Loans. Construction loans on housing projects are originated by a specialized unit within the Company.

     For more information on the Company's loan origination channels, refer to Table C in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report.

     LOAN UNDERWRITING

     All loan originations, regardless of whether originated through the retail network, obtained through mortgage brokers or purchased from third parties, must be underwritten in accordance with the Company's underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and insurance and property appraisal requirements. Doral Financial's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. The Company's underwriting personnel, while operating within the Company's loan offices, make underwriting decisions independent of the Company's mortgage loan origination personnel. Under the Company's quality control plan, Doral Financial reverifies a portion of the mortgage loans funded each month, to provide reasonable assurance that the Company's underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, Doral Financial reconfirms employment status, the source of down payment and other key items.

     Conventional mortgage loans generally (i) do not exceed 80% (85% for certain qualifying home purchase transactions through Doral Bank) of the appraised value of the mortgaged property or (ii) are insured by private mortgage insurance. The maximum loan-to-value ratio on second mortgages generally does not exceed 80% (including the amount of any first mortgage). Non-conforming loans, other than jumbo loans to finance home purchases, generally have a loan-to-value ratio below 70%.

     LOAN SERVICING

     When the Company sells the mortgage loans it has originated or purchased, it generally retains the right to service such loans and to receive the related servicing fees. Doral Financial's principal source of servicing rights has traditionally been its mortgage loan originations. The Company also seeks to purchase servicing rights in bulk when it can identify attractive opportunities.

     Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, the Company's servicing agreements are terminable by the investor for cause. With respect to all mortgage loans funded by Doral Bank after October 1, 1995, under a Master Loan Servicing agreement with the Company, Doral Bank may terminate Doral Financial's servicing rights without cause upon notice to the Company. There has been no termination of servicing rights by any mortgage loan owners because of the failure by the Company to service in accordance with its contractual obligations.

     At December 31, 1998, 1997, and 1996 approximately $146.8 million, $201.6 million and $256.6 million, respectively, or 2%, 4%, and 8% respectively, of the Company's total servicing portfolio consisted of mortgage loans securitized by the Company and sold to grantor trusts or real estate mortgage conduits ("REMICs"). The insurance company insuring the senior certificates issued by such grantor trusts and other conduits may terminate Doral Financial's servicing rights if, among other things: (i) the Company becomes ineligible or loses its rights as an approved servicer for GNMA, FNMA or FHLMC; (ii) the number of loans included in the trusts which are delinquent 90 days or more (including properties acquired upon foreclosure) exceeds 8% of the aggregate outstanding principal balance of the mortgage loans included in the trusts; and (iii) realized losses with respect to mortgage loans included in the trusts exceed certain thresholds on an annual basis (1% of the outstanding balance of mortgage loans) and on a cumulative basis over various periods of time (ranging from 0.45% to 4.00% of the original principal balance of loans in the trusts).

     Doral Financial's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, the Company may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table D in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section for detailed information on the composition of the Company's mortgage servicing portfolio.

     The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the then outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of such underlying property. The Company often sells non-conforming loans on a recourse or partial recourse basis. For additional information regarding recourse obligations, see "--Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Risks Related to Loan Activities."

     In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans and to the purchasers of servicing rights. In connection with any purchases by the Company of certain servicing rights, the Company may also be exposed to liability as a successor to the representations and warranties of third party originators. If a loan defaults and there has been a breach of representations and warranties, the Company may become liable for the unpaid principal and interest on defaulted loans. In such a case, the Company may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. To date, the impact of loans repurchased as a result of borrower misrepresentations has not been material.

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

     The market value of, and earnings from, Doral Financial's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, servicing income generated from the Company's mortgage loan servicing portfolio may also decline through increased amortization and the recognition of impairment of servicing rights. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected. Increases in the rate of delinquencies and foreclosures on mortgage loans tend to increase the costs associated with administering mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Management."

     HRU, Inc., an entity in which Doral Financial owns a 33% equity interest, provides mailing and electronic data processing services for the Company's mortgage servicing operations and earns fees from the Company based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $946,000, $1,012,000 and $900,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     SALE OF LOANS AND SECURITIZATION ACTIVITIES

     Residential Mortgage Loans. Doral Financial customarily sells or securitizes most of the loans that it originates, except for certain loans originated primarily by Doral Bank and other specialized units of the Company, which are held to maturity and classified as loans receivable. As described below, the Company utilizes various sales channels to sell its mortgage products. The Company issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 1998, 1997 and 1996, the Company issued approximately $543 million, $497 million and $373 million, respectively, in GNMA-guaranteed mortgage-backed securities to rank No. 1 in Puerto Rico and No. 4 in the United States in GNMA securitizations according to the "Mortgage Marketplace."

     Certain GNMA-guaranteed mortgage-backed securities sold by the Company are in the form of GNMA serial notes. GNMA serial notes are sold in pools of $2.5 million to $5 million. Such pools are composed solely of FHA loans, RHS loans or VA loans originated in Puerto Rico. GNMA securities issued under the serial note program are structured into packages consisting of notes of different yields and estimated maturities, which range from 1 to 30 years and have a weighted-average maturity of approximately 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are offered to the public through broker-dealers. During years ended December 31, 1998, 1997 and 1996, Doral Financial issued GNMA serial notes totaling approximately $143 million, $269 million and $317 million, respectively.

     Conforming conventional loans, are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to broker-dealers. In connection with any such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides the Company with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans.

     For the year ended December 31, 1998, Doral Financial securitized approximately $1.1 billion of loans into GNMA, FNMA and FHLMC mortgage-backed securities to rank No. 1 in Puerto Rico in securitizations and No. 65 in the United States according to the "Mortgage Marketplace."

     Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are sold in bulk to financial institutions or other private investors or are securitized into "private label" mortgage-backed securities through grantor trusts or REMICs that either are organized by the Company or third parties and sold through broker-dealers.

     Most bulk sales of non-conforming loans are made to financial institutions. Doral Financial's bulk sales generally operate very similar to securitization transactions in that when the Company sells the loans it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool being purchased. Any amounts received on the mortgages above the pass-through rate are retained by the Company. The present value of the future cash flow retained by the Company above standard servicing fees for FNMA or FHLMC are recognized on the Company's Financial Statements as interest only strips ("IOs") and recognized currently as income. See "Management Discussion Analysis of Financial Condition and Results of Operations - Amortization of IOs and Servicing Assets."

     The securitization of non-conforming loans involves the creation of a grantor trust or REMIC which issues mortgage-backed securities to investors. These mortgage-backed securities normally consist of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates are made. To date, credit enhancement, in the form of an insurance policy and subordination, has generally been used to improve the credit rating of the senior certificates and thereby increase their marketability. During the years ended December 31, 1996 and 1995, the Company securitized approximately $37 million and $75 million, respectively, aggregate principal amount of non-conforming mortgage loans. The Company did not engage in securitizations on non-conforming loans during the years ended December 31, 1998 and 1997, because it has been able to obtain greater revenues through the creation of IOs by bulk sales of whole loans to local financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations for the Three Years Ended December 31, 1998, 1997 and 1996 -- Amortization of IOs and Servicing Assets." Subject to market conditions, the Company may enter into similar securitization transactions in the future.

     Financial Security Assurance, Inc. ("FSA") has insured senior certificates issued in connection with such securitization transactions during the years ended December 31, 1996 and 1995, respectively. As part of its arrangement with FSA, Doral Financial has agreed to retain and pledge to FSA the residual certificates issued by the respective trusts. The Company also generally retains the subordinate certificates issued in such transactions. As of December 31, 1998 and 1997, the Company held approximately $11.5 million and $13.7 million, respectively, in subordinate certificates and $2.8 million and $3.9 million, respectively, in residual certificates issued in securitization transactions involving the Company. Currently, a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates represents the present value of expected future distributions on such certificates over the life of the trusts and is subject to substantial fluctuations as a result of changes in prevailing interest rates.

     The decision whether to sell non-conforming loans in bulk to local financial institutions or to securitize such loans through mortgage conduits depends on market conditions and the relative pricing and other terms of such alternative sales channels. Similarly, the relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA, RHS and VA loans and non-conforming loans depends on market conditions, including the needs of borrowers, the relative pricing and return on origination of the different types of mortgage loans and the maximum loans amounts for the various types of loans.

     While Doral Financial generally sells conforming loans on a non-recourse basis, the Company at times also engages in the sale or exchange of mortgage loans on a recourse basis. The sale of non-conforming loans to local financial institutions are often made on a recourse or partial recourse basis. Prior to 1997, recourse obligations had decreased, in part, due to the securitization of non-conforming loans into private label mortgage-backed securities that were sold on a non-recourse basis. As the Company has shifted from selling non-conforming loans through securitizations to bulk sales of whole loans to local financial institutions recourse obligations have increased. As of December 31,

1998, Doral Financial was servicing mortgage loans with an aggregate principal amount of $823.6 million on a recourse or partial recourse basis. As of December 31, 1998, 1997 and 1996, the Company's maximum aggregate recourse obligation relating to its mortgage servicing portfolio was approximately $489.1 million, $265.5 million and $74.4 million, respectively.

     From time to time, Doral Financial sells mortgage-backed securities and mortgage loans subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities or loans a put option that grants the buyer the right to sell, and obligates the Company to buy, the securities or loans at a future date at a negotiated price. Pursuant to SFAS No. 125, sales of securities or loans with puts are accounted for as sales or borrowings based on a financial components approach that focuses on whether control of the asset has been surrendered. As of December 31, 1998, the Company had outstanding $91.5 million in mortgage-backed securities and mortgage loans sold subject to put arrangements, which expire in varying amounts from 1998 through 2002, all of which were accounted for as sales because the Company believes that control of the asset has been surrendered.

     Multi-family Residential and Commercial Loans. The multi-family residential and commercial mortgage loans originated by the Company's New York City operation are generally sold to other financial institutions. To date, most sales have been on a partial recourse basis (up to 10% of the principal amount of the loan sold) with the recourse provision being eliminated in its entirety 18 to 24 months after sale.

PUERTO RICO SECONDARY MORTGAGE MARKET AND FAVORABLE TAX TREATMENT

     In general, the Puerto Rico market for mortgage-backed securities is an extension of the United States market with respect to pricing, rating of investment instruments, and other matters. However, Doral Financial has benefitted historically from certain tax incentives provided to Puerto Rico residents to invest in FHA and VA loans and GNMA securities backed by such loans.

     Prior to August 1, 1997, the interest received on FHA and VA loans and on GNMA mortgage-backed securities backed by these loans was exempt from Puerto Rico income taxes. This favorable tax treatment has historically permitted the Company to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United States, and also to reduce its effective tax rate through the receipt of tax exempt interest.

     On July 22, 1997, the Puerto Rico Internal Revenue Code was amended to modify the tax exempt treatment of FHA and VA loans secured by real property in Puerto Rico and GNMA mortgage-backed securities backed by such loans. Under the terms of the amendment, effective August 1, 1997, only FHA and VA loans used to finance the original acquisition of newly constructed housing and mortgage-backed securities backed by such loans qualify for tax-exempt treatment. The amendment, however, provides a preferential tax rate of 17% for individuals to be withheld at source with respect to interest received on FHA and VA loans not qualifying for tax exemption. In addition, the amendment grandfathered the tax exempt status of FHA and VA loans originated on or prior to July 31, 1997 and mortgage-backed securities backed by such loans.

COMMERCIAL BANKING ACTIVITIES

     As of December 31, 1998, Doral Financial's commercial banking subsidiary, Doral Bank, operated through 11 branches in Puerto Rico. Similar to the Company's mortgage banking units, Doral Bank lending activities are concentrated primarily on the origination of residential mortgage loans. Most of such loans are classified as held for sale because Doral Bank originates these loans with the intent of selling them. Mortgage loans are usually sold through the Company's mortgage banking units. As of December 31, 1998, Doral Bank had a portfolio of mortgage loans held for sale of approximately $368.2 million.

     Doral Bank is a party to a Master Loan Production Agreement with the Company's mortgage banking units whereby these units are obligated to help Doral Bank meet its stated mortgage loan production goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank's underwriting guidelines;

and (iii) providing personnel and facilities with respect to the execution of loan agreements. In the future, Doral Bank may determine to engage in direct mortgage loan originations through its branch network.

     Doral Bank is also a party to a Master Servicing and Collection Agreement (the "Master Servicing Agreement") with the Company's mortgage banking units whereby these units have agreed to service all of Doral Bank's loans originated after the date of the Master Servicing Agreement. Under the Master Servicing Agreement, Doral Financial does not, however, purchase the intangible right to service these loans. The Company is entitled to receive a servicing fee ranging from 25 to 50 basis points of the outstanding principal amount of the loans being serviced. Doral Bank retains the right to terminate the Company's servicing rights, without cause, upon notice to the Company.

     In addition to residential mortgage loans held for sale, Doral Bank also originates residential mortgage loans, construction loans, commercial loans and consumer loans for investment. Loans held for investment are classified as loans receivable. Most commercial and consumer loan are originated directly by Doral Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans Receivable" - for detailed information regarding the Company's portfolio of loans receivable.

     In addition to its lending activities, Doral Bank also earns fee income by collecting service charges for deposit accounts and other traditional banking services.

OTHER INVESTMENT ACTIVITIES

     As a result of Doral Financial's mortgage securitization activities, the Company maintains a substantial portfolio of mortgage-backed securities held for trading. Tax-exempt GNMA securities are generally held by the Company for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Pursuant to SFAS No. 115, securities held for trading are reflected on the Company's financial statements at their fair market value with unrealized gains or losses included as part of trading account profit.

     As a way of earning interest income, the Company also invests in investment securities that are classified either as available for sale or held to maturity.

     Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment Activities" and to Notes 6, 7 and 8 to the Company's Consolidated Financial Statements for more detailed information on the Company's investment activities.

BROKER-DEALER ACTIVITIES

     Doral Financial is involved in the securities business through Doral Securities, a broker-dealer registered with the Securities and Exchange Commission (the "Commission") and a member of the National Association of Securities Dealers, Inc. (the "NASD"). Doral Securities provides retail and institutional brokerage, financial advisory and investment banking services.

     Doral Securities' business is generally organized into two units: institutional and retail. The institutional unit handles the institutional trading and investment banking activities of the firm. The retail unit, which employed 22 registered representatives as of December 31, 1998, is responsible for handling the needs of individual retail clients. Doral Securities is an introducing broker-dealer for retail transactions with all transactions cleared through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation. As of December 31, 1998, Doral Securities had more than 1,110 customer accounts with assets of approximately $138 million in such accounts.

     Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including the Company, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 1998, Doral Securities had $536.0 million in outstanding reverse repurchase agreements, of which approximately $415.3 million consisted of funds loaned to the Company and its subsidiaries and which are eliminated in the preparation of Doral Financial's Consolidated Financial Statements.

     Under Regulation K of the Federal Reserve, Doral Securities may only conduct securities activities "outside the United States." For purposes of Regulation K, Puerto Rico is considered to be outside the United States. In addition, under Regulation K, Doral Securities may not engage in underwriting or dealing in equity securities without the prior approval of the Federal Reserve, which Doral Securities intends to seek.

PUERTO RICO INCOME TAXES

     Doral Financial is subject to Puerto Rico income taxes. Pursuant to the Puerto Rico Internal Revenue Code of 1994 (the "PR Code"), the Company is subject to a maximum marginal statutory corporation income tax rate of 39%.

     The Company is also subject to an alternative minimum tax of 22% on its alternative minimum taxable income. In computing the Company's alternative minimum taxable income its interest expense deduction will be reduced in the same proportion that its exempt obligations (including FHA and VA loans and GNMA securities) bear to its total assets. Therefore, to the extent that the Company holds FHA loans or VA loans and other exempt obligations, it may be subject to the payment of the 22% alternative minimum tax.

     Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Effective for taxable year commencing after June 30, 1995, the Company is entitled to a 100% dividend received deduction on dividends received from Doral Bank, Doral Mortgage or any other Puerto Rico subsidiary subject to tax under the PR Code. Effective July 1, 1995, the PR Code also provided for the elimination of the existing 29% withholding tax applicable on interest paid to non-resident corporations and individuals as well as a reduction of the withholding tax applicable to dividends payable to non-resident corporations and individuals from 25% to 10%.

UNITED STATES INCOME TAXES

     Doral Financial and its subsidiaries (other than Doral Bank's subsidiary Doral Money, Inc.) are corporations organized under the laws of Puerto Rico. Accordingly, the Company and its subsidiaries are subject generally to United States income tax only on their income, if any, from sources within the United States (excluding Puerto Rico). Prior to 1992, the Company did not earn any income that was subject to United States income tax. Doral Mortgage operates a branch in the State of Florida. Accordingly, Doral Mortgage is subject to both Florida income and franchise taxes and federal income tax on income effectively connected with the conduct of the trade or business of this branch. In addition, the United States may impose a branch profits tax of 30% in the event that profits from the Florida branch are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a tax credit in Puerto Rico, subject to certain limitations. During 1998, Doral Bank organized, Doral Money, a new subsidiary under the laws of the State of Delaware to conduct operations in the mainland United States. Doral Money is subject to both federal and state income taxes on the income derived from these operations.

     Prior to October 1, 1997, Doral Bank, as a federal savings association, was also subject to U.S. income taxes. It was entitled to a foreign tax credit for a portion of income taxes paid to the Puerto Rico Treasury Department. Doral Bank had elected to qualify for the benefits provided under Section 936 of the Internal Revenue Code which allows an income tax credit for a portion of the U.S. income taxes attributable to the earnings derived from sources within Puerto Rico. Following the conversion of Doral Bank to a Puerto Rico commercial bank on October 1, 1997, it is subject to taxation in substantially the same manner as Doral Financial and the other Puerto Rico subsidiaries of the Company.

EMPLOYEES

     At December 31, 1998, the Company employed 1,339 persons. Of these, 1,063 were employed in the mortgage banking units with 512 involved in loan production activities and 172 involved in loan servicing activities. As of such date, the Company's commercial banking and broker dealer operations employed 237 and 39 employees, respectively. None of Doral Financial's employees is represented by a labor union and the Company considers its employee relations to be good.

REGULATION--MORTGAGE BANKING BUSINESS

     The Company's mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products. Although the Company believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of the Company.

     Each of the Company's mortgage banking subsidiaries that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution in Puerto Rico. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, the Company has not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in the Company being unable to receive such authorization in the future. The Company's operations in the mainland United States are subject to regulation by various state regulators in those states in which it conducts business.

     Section 5 of the Puerto Rico Mortgage Banking Institutions Law (the "Mortgage Banking Law") requires the prior approval of the Office of the Commissioner for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term "control" means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 5 of the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in change of control, the Office of the Commissioner is obligated to make such inquiries as it deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the Office of the Commissioner whether or not to authorize a proposed change of control is final and non-appealable.

REGULATION--BANKING OPERATIONS

FEDERAL REGULATION

  General

     Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act (the "BHC Act"). As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions.

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

  Holding Company Structure

     Doral Bank and any other insured depository institution (including, federal savings banks) subsidiaries organized by Doral Financial in the future, are subject to restrictions under federal law that govern certain transactions between the Company or other nonbanking subsidiaries of the Company, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transactions by the depository institution subsidiary to the Company, or to any one nonbanking subsidiary of the Company, are limited in amount to 10% of the depository institution's capital stock and surplus and, with respect to all of its nonbanking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be on terms that are consistent with safe and sound banking practices. All other transactions between the Company and its nonbanking subsidiaries and the depository institution subsidiary, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.

     Under Federal Reserve policy, a bank holding company such as Doral Financial, is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Doral Bank is currently the only subsidiary depository institution of Doral Financial. However, the Company expects to open a new federal savings bank in the New York City metropolitan area during the third quarter of 1999. In connection with the opening of this new thrift institution, the Company has agreed with the Office of Thrift Supervision to maintain the new savings bank's ratio of Tier 1 Capital to adjusted total assets at a level of not less than 8% for the first three years of operation and to maintain an adequate allowance for loan and lease losses throughout such period.

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

     The Federal Reserve has adopted regulations that require most intangibles, including core deposit intangibles, to be deducted from Tier l Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to readily marketable mortgage servicing rights and purchased credit card relationships and include a "grandfather" provision permitting the continued inclusion of certain existing intangibles.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "Leverage Ratio") of 3% for bank holding companies and member banks that meet certain specified criteria, including that they meet the highest regulatory rating. All other bank holding companies and member banks will be required to maintain a Leverage Ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 Leverage Ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

     In 1996, the Federal Reserve and other U.S. federal bank regulatory agencies jointly issued a final rule that amended the risk-based capital guidelines to incorporate a measure for market risk (the "market risk amendment"). Although compliance is mandatory in 1998 for banking organizations with extensive trading activities, the market risk amendment permits the bank regulatory agencies to exclude institutions from the application of the amendment if certain criteria are met. Doral Financial has requested the Federal Reserve to be excluded from the application of the market risk amendment on the basis that the Company's trading activities are primarily related to its mortgage securitization activities and that they are not the type of activities contemplated by the market risk amendment. As of March 22, 1999, the Federal Reserve had not acted on the Company's request.

     The FDIC has established regulatory capital requirements for state non-member insured banks, such as Doral Bank, that are substantially similar to those adopted by the Federal Reserve for state member banks.

     Set forth below are the Company's and Doral Bank's capital ratios at December 31, 1998, based on existing Federal Reserve and FDIC guidelines.


                                          THE COMPANY                  Doral Bank
                                          -----------                  ----------
Tier 1 capital ratio                         16.5%                       13.2%
Total capital ratio                          16.8%                       13.3%
Leverage ratio                                9.2%                        8.0%

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

  FDICIA

     Under FDICIA, federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder, establish five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is deemed well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based Total Capital ratio of at least 10%, and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a Leverage Ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk based Tier l capital ratio of at least 4% and a risk-based Total Capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a Leverage Ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based Total Capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

     At December 31, 1998, Doral Bank was well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Company or Doral Bank, and should be considered in conjunction with other available information regarding the Bank's financial condition and results of operations.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

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

     Interstate Banking Legislation

     Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle- Neat Act") amended the FDIA and certain other statutes to permit state and national banks with different home state of a participating bank had passed legislation prior to May 31, 1997, expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

     For purposes of the Riegle-Neal Act's amendments to the FDIA, Doral Bank is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the

International Banking Act, Doral Bank is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Doral Bank's home state. Because Doral Bank does not currently operate in the mainland United States, it has not designated a "home state" for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect to which federal agency will approve interstate transactions or with respect to which "home state" determination rules will apply.

     Federal Legislative Proposes

     Various other legislation, including proposals to overhaul the bank regulatory system, expand bank and bank holding company powers and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Doral Financial cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon their financial condition or results of operations.

     Dividend Restrictions

     The payment of dividends by Doral Bank to Doral Financial may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See "--FDICIA."

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

     Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution, unless effective action is taken to correct the areas of weakness.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium, and currently premiums related to deposits assessed by both the Bank Insurance Fund ("BIF") and the SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits. DIFA also provides for a special one-time assessment imposed on deposits insured by the SAIF to recapitalize the SAIF to bring it up to statutory required levels. Doral Bank accrued for the one-time assessment in the third quarter of 1996.

     DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates for 1998 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first. As of December 31, 1998, Doral Bank had a deposit base of approximately $516.0 million (consisting entirely of SAIF assessment deposits).

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

     As of December 31, 1998 and 1997, Doral Bank had approximately $96.8 million and $60.3 million, respectively, of brokered deposits. Doral Bank uses brokered deposits as a source of long-term funding.

PUERTO RICO REGULATION

     General

     As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

     Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 1998, Doral Bank had an adequate reserve fund established.

     Section 27 of the Banking Law also provides that when a bank suffers a loss, it must first be charged against retained earnings, and the balance, if any, must be charged against the reserve fund. If the balance of the reserve fund is not sufficient to cover the loss, the difference shall be charged against the capital account of the bank and no dividend may be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital of the institution.

     Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, other than government deposits (federal, state and municipal) secured by actual collateral. The Office of the Commissioner can by regulation increase the reserve requirement to 30% of demand deposits.

     Section 17 of the Banking Law generally permits Doral Bank to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. As of December 31, 1998, the legal lending limit for Doral Bank under this provision based solely on its paid-in capital and reserve fund was approximately $6.4 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

     Section 14 of the Banking Law authorizes Doral Bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank currently operates one subsidiary, Doral Money, Inc., which engages in mortgage banking activities in the mainland United States.

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

CERTAIN REGULATORY RESTRICTIONS ON INVESTMENTS IN COMPANY COMMON STOCK

     Because of Doral Financial's status as a bank holding company, owners of the Company's Common Stock are subject to certain restrictions and disclosure obligations under various federal laws, including the BHC Act. Regulations pursuant to the BHC Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.

     Section 12 of the Puerto Rico Banking Act requires the prior approval of the Office of the Commissioner with respect to a transfer of voting stock of a bank that results in a change or control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Puerto Rico Banking Act, the determination of the Office of the Commissioner whether to approve a change of control filing is final and non-appealable.

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

REGULATION--BROKER-DEALER OPERATIONS

     Doral Securities is registered as a broker-dealer with the SEC and the Office of the Commissioner. Doral Securities is also a member of the NASD. As a registered broker-dealer, it is subject to regulation by the Commission, the NASD and the Office of the Commissioner in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to the SEC's net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. As a subsidiary of a bank holding company, Doral Securities is also subject to regulation by the Federal Reserve. Under Regulation K of the Federal Reserve, Doral Securities activities must generally be conducted outside the United States, Puerto Rico is considered to be outside the United States for purposes of Regulation K.

MARKET AREA AND COMPETITION

     Prior to March 1992, Puerto Rico was Doral Financial's exclusive service area. Although Doral Financial has opened offices in Miami, Florida, New York and Chicago, Illinois, Puerto Rico remains Doral Financial's predominant service area. The following table sets forth Doral Financial's loan origination composition:


                                                                                                DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                  1998              1997             1996
Puerto Rico:
     Metropolitan Area.....................................................              47%               52%              55%
     Outside the Metropolitan Area.........................................              42%               47%              44%
United States:
     Illinois and adjoining states.........................................               6%               ---              ---
     New York/New Jersey...................................................               5%               ---              ---
     Florida...............................................................               (1)               1%               1%

----------------------------------
(1)  Less than one percent.


     The competition in Puerto Rico for the origination of mortgages is substantial. Competition comes not only from other mortgage bankers but also from major commercial banks. There are approximately 45 mortgage banks and 17 commercial banks operating in Puerto Rico, including affiliates of banks headquartered in the United States, Canada and Spain. Doral Financial competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of product at competitive rates.

THE COMMONWEALTH OF PUERTO RICO, USA

     General. Puerto Rico, the fourth largest and most economically developed of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. The average flying time from New York City is approximately 3 1/2 hours and from Miami, Florida 2 1/2 hours. Puerto Rico is approximately 100 miles long and 35 miles wide. According to estimates of the Puerto Rico Planning Board, the population of Puerto Rico is approximately 3.8 million. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of
1.0 million. The Caribbean region has a population of over 30 million located in more than 25 principal islands.

     Relationship of Puerto Rico with the United States. Puerto Rico has been under the jurisdiction of the United States since 1898. The United States and Puerto Rico share a common defense, market and currency. As a U.S. Commonwealth, Puerto Rico exercises virtually the same control over its internal affairs as a state government does. There is a federal district Court in Puerto Rico and most federal laws are applicable to Puerto Rico. The U.S. mail system operates in Puerto Rico in the same manner as in the mainland United States. The people of Puerto Rico are citizens of the United States, but do not vote in national elections and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives but only limited voting rights. Most federal taxes, except those such as social security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for federal employees who are subject to taxes on their salaries.

     The Economy. The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 1998, approximately 90% of Puerto Rico's exports went to the United States mainland, which was also the source of approximately 61% of Puerto Rico's imports. For the fiscal year ended June 30, 1998, Puerto Rico experienced a positive merchandise trade balance of $8.5 billion.

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

     Gross product increased from $25.1 billion ($24.5 billion in 1992 prices) for fiscal 1993 to $32.1 billion ($27.7 billion in 1992 prices) for fiscal 1997, an increase of 27.7% (13.0% in real terms). The preliminary figure for gross product for fiscal 1998, released by the Puerto Rico Planning Board in November 1998, was $34.7 billion ($28.5 billion 1992 prices), an increase of 8.1% (3.1% in 1992 prices over fiscal 1997). Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 1997, personal income per capita was $8,509 ($7,957 in 1992 prices). Average employment increased from 999,000 in fiscal 1993 to 1,128,300 in fiscal 1997. Average unemployment decreased from 16.8% in fiscal 1993 to 13.1% in fiscal 1997. The reasonally adjusted unemployment rate for November 1998 was 13.3%.

     Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollars and the level of interest rates and changes to existing tax incentive legislation as discussed below.

     The Small Business Job Protection Act, which was signed into law on August 20, 1996, provided for the repeal of Section 936 of the Internal Revenue Code, over a ten year phase out period for corporations with operations in Puerto Rico as of August 1995. Section 936 has traditionally provided tax incentives for U.S. corporations to invest in Puerto Rico. In addition, the Act eliminated the tax credit for corporations that established operations in Puerto Rico after October 1995. The elimination of the benefits of Section 936, without the substitution of another fiscal incentive to attract investment to Puerto Rico, could have an adverse effect on the future growth of the Puerto Rico economy. At this point, the Company cannot predict the long-term impact of the repeal of
Section 936 on the economy of Puerto Rico.

ITEM 2.  PROPERTIES

     The executive and administrative offices of Doral Financial are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and consist of approximately 11,136 square feet of office space. Doral Mortgage's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan, Puerto Rico and consist of approximately 33,000 square feet of office space. Both of these facilities are leased. The Company also leases additional office space of approximately 31,000 square feet throughout Puerto Rico. In the mainland United States, the Company's leases approximately 8,500 square feet of office space as follows: Florida 1,000 square feet, New York 3,600 square feet and Illinois 3,900 square feet. The Company's leases are for various terms expiring through 2005. Annual aggregate rental payments made during the years ended December 31, 1998, 1997 and 1996 were $3,273,000, $2,518,000 and
$2,084,000, respectively. Except for a two-acre parcel of land located in the San Juan metropolitan area on which the Company is currently constructing a new headquarters building and a 2,000 square foot building and underlying real property where a bank branch is located, the Company does not own any real property other than OREO acquired in the ordinary course of business. The proposed site for the new headquarters building was purchased for $3.0 million. Construction costs are estimated at approximately $40.0 million, including the $3.0 million cost of the land.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Doral Financial's Common Stock, $1.00 par value (the "Common Stock"), is traded on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation National Market System (the "NASDAQ National Market") under the symbol "DORL." Prior to September 23, 1997, the Company's Common Stock was traded under the symbol "FRCC." The table below sets forth, for the calendar quarters indicated, the high and low sales prices on the NASDAQ National Market and the cash dividends declared on the Common Stock during such periods. The information in the table has been adjusted to reflect two-for-one stock splits effective August 28, 1997 and May 20, 1998.


                                                                                                   CASH
                                                                        PRICE RANGE               DIVIDEND
                                             CALENDAR                   -----------               DECLARED
                 YEAR                         QUARTER               HIGH          LOW             PER SHARE
                 ----                         -------               ----          ---             ---------

                 1998                           1st                $15.344       $10.500            $0.05
                                                2nd                 18.563        15.219             0.06
                                                3rd                 19.625        14.625             0.06
                                                4th                 22.688        11.625             0.06

                 1997                           1st                 $7.813        $6.500            $0.04
                                                2nd                  8.156         6.063             0.05
                                                3rd                 13.500         7.438             0.05
                                                4th                 12.875         9.875             0.05

     As of March 8, 1999, the approximate number of record holders of the Company's Common Stock was 772, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NASDAQ NMS on such date was $18.00 per share.

     The payment of cash dividends in the future is dependent upon the earnings, cash position and capital needs of the Company, general business conditions, and other matters deemed relevant by the Company's Board of Directors.

     The terms of the Company's 8% Convertible Cumulative Preferred Stock (liquidation preference $1,000 per share) (the "8% Preferred Stock") and of the Company's 7% Noncumulative Monthly Income Preferred Stock, Series A (liquidation preference $50 per share) do not permit the payment of cash dividends on Common Stock if dividends on the respective series of preferred stock are in arrears.

     The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under the Indenture for its 7.84% Senior Notes due 2006 (the "Senior Note Indenture") from paying dividends on any capital stock (other than dividends payable in capital stock or in stock rights), if an event of default exists under any such agreement at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since October 1, 1996, exceed the sumof: (i) 50% of the Company's Consolidated Net Income (as defined in the Senior Note Indenture), accrued from October 1, 1996 to the end of the quarter ending not less than 45 days prior to the dividend payment date;
(ii) $15 million; and (iii) the net proceeds of any sale of capital stock subsequent to October 15, 1996. In addition, under the Syndicated Credit Agreement and other debt agreements of Doral Financial, the Company may be prohibited from paying dividends if it fails to maintain specified minimum levels of net worth, tangible net worth and certain other financial covenants.

     The ability of the Company to pay dividends may also be restricted by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over the Company and its subsidiaries. See -- Regulation -- Banking Operations -- Federal Regulation -- Dividend Restrictions."

     The Puerto Rico Internal Revenue Code generally imposes a 10% withholding tax on the amount of any dividends paid by Doral Financial to individuals, whether residents of Puerto Rico or not, trusts, estates, special partnerships and non-resident foreign corporations and partnerships. Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 10% tax will not be withheld from such year's distributions.

     United States citizens who are non-residents of Puerto Rico may also make such an election except that notwithstanding the making of such election, a 10% withholding will still be made on the amount of any dividend distribution unless the individual files with the Company prior to the first distribution date for the taxable year, a certificate to the effect that said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, in which case dividend distributions will not be subject to Puerto Rico.

     United States income tax law permits a credit against United States income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     This information required by this Item 6 is incorporated by reference from Table A commencing on page 22 of the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Doral Financial Corporation is a bank holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, commercial banking and broker-dealer activities. It is primarily engaged in a wide range of mortgage banking activities, including the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by commercial real estate and land (the "mortgage banking business").

     Doral Financial has been engaged in the mortgage banking business since 1972. The Company is the leading originator of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased during the three years ended December 31, 1998, 1997 and 1996, by Doral Financial was approximately $2.3 billion, $1.04 billion and $817 million, respectively.

     Doral Financial's mortgage servicing portfolio has increased to approximately $6.2 billion as of December 31, 1998, from $4.7 billion as of December 31, 1997, an increase of 33%. Doral Financial's traditional strategy has been to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

     Doral Financial entered the banking business in September 1993 through the acquisition of a federal thrift institution, Doral Bank (formerly Doral Federal Savings Bank). In October 1997, Doral Bank converted its charter to that of a Puerto Rico commercial bank and currently operates through eleven branches in Puerto Rico. For the years ended December 31, 1998, 1997 and 1996, Doral Bank's net income was $8.2 million, $5.0 million and $2.3 million, respectively, which includes the operations of Doral Money, a wholly-owned subsidiary of Doral Bank. The increase in net income reflects a substantial increase in interest earning assets during these periods.

     During the second quarter of 1998, Doral Financial expanded into the mainland United States through the creation of Doral Money, a subsidiary of Doral Bank, which operates through two divisions, a multi-family and commercial lending unit in the New York City metropolitan area, and a residential wholesale mortgage operation in the Chicago metropolitan area. Doral Money contributed approximately 11% of the Company's total loan production for 1998.

     Doral Financial is also in the process of organizing a new federal savings association in the New York City metropolitan area, which it anticipates will open for business during the third quarter of 1999.

     In September 1996, Doral Financial also entered the securities business through the establishment of Doral Securities, a broker-dealer subsidiary that provides retail and institutional, financial advisory and investment banking services in Puerto Rico. For the years ended December 31, 1998 and 1997, Doral Securities' net income was $1.1 million and $138,000, respectively. It had a loss of $427,000 for the year ended December 31, 1996, its first year of operation. The increase in net income reflects a substantial increase in customer accounts and interest earning assets during these periods. Assets in customer brokerage accounts increased to $138 million as of December 31, 1998, from $74 million as of the same date a year ago, an increase of 86%.

     For information regarding net interest income, non-interest income, net income and identifiable assets broken down by the Company's mortgage banking, commercial banking and broker dealer segments, please refer to note 31 to the Company's Consolidated Financial Statements.

     Unlike most bank holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of the Company's principal mortgage units, is organized as an operating division within the parent company. As of December 31, 1998, Doral Financial had assets of $1.3 billion at the parent company level.

     The following table sets forth certain selected consolidated financial data for Doral Financial on a historical basis for each of the five years ended December 31, 1998. This information should be read in conjunction with Doral Financial's Consolidated Financial Statements and related notes thereto.

TABLE A
SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                               1998             1997             1996          1995          1994
                                                            ----------      -----------       ----------      --------      --------
   Selected Income Statement Data:
   Interest income                                          $  148,051      $    90,131       $   66,987      $ 61,907      $ 46,508
   Interest expense                                            114,786           61,438           46,443        43,380        23,252
                                                            ----------      -----------       ----------      --------      --------
   Net interest income                                          33,265           28,693           20,544        18,527        23,256
   Provision for loan losses                                       883              792              797           352           300
                                                            ----------      -----------       ----------      --------      --------
   Net interest income after provision for loan losses          32,382           27,901           19,747        18,175        22,956
   Non-interest income                                          88,340           45,286           40,846        29,930        25,535
   Non-interest expense                                         60,883           35,390           29,314        26,045        29,746
                                                            ----------      -----------       ----------      --------      --------
   Income before taxes, cumulative effect and
     extraordinary item                                         59,839           37,797           31,279        22,060        18,745
   Income taxes                                                  7,007            5,249            4,238         2,500         2,530
                                                            ----------      -----------       ----------      --------      --------
   Income before cumulative effect and
     extraordinary item                                         52,832           32,548           27,041        19,560        16,215
   Cumulative effect of change in accounting
      principle                                                     --               --               --            --         1,215
                                                            ----------      -----------       ----------      --------      --------
   Income before extraordinary item                             52,832           32,548           27,041        19,560        17,430
   Extraordinary item - non-cash charge on
      extinguishment of  debt                                       --           12,317               --            --            --
                                                            ----------      -----------       ----------      --------      --------
   Net income                                               $   52,832      $    20,231       $   27,041      $ 19,560      $ 17,430
                                                            ==========      ===========       ==========      ========      ========

   Cash dividends paid                                      $    9,975      $     7,199       $    6,008      $  4,374      $  3,943
                                                            ==========      ===========       ==========      ========      ========

   Per Share Data:(1)
   Basic:
     Income before cumulative effect and
       extraordinary item                                   $     1.31      $      0.89       $     0.75      $   0.67      $   0.58
   Cumulative effect                                                --               --               --            --          0.04
   Extraordinary item                                               --            (0.34)              --            --            --
                                                            ----------      -----------       ----------      --------      --------
   Net income                                               $     1.31      $      0.55       $     0.75      $   0.67      $   0.62
                                                            ==========      ===========       ==========      ========      ========

   Diluted:
   Income before cumulative effect and
     extraordinary item                                     $     1.26      $      0.85       $     0.71      $   0.64      $   0.54
   Cumulative effect                                                --               --               --            --          0.04
   Extraordinary item                                               --            (0.32)              --            --            --
                                                            ----------      -----------       ----------      --------      --------
   Net income                                               $     1.26      $      0.53       $     0.71      $   0.64      $   0.58
                                                            ==========      ===========       ==========      ========      ========

   Dividends Declared per Share:
     Common Stock                                           $     0.23      $      0.20       $    0.165      $  0.145      $   0.13
     Series A Preferred Stock                                       --               --       $   0.3825      $   1.05      $   1.05
     8% Convertible Cumulative Preferred Stock              $    80.00      $     15.33               --            --            --

   Selected Balance Sheet Data: (2)
   Mortgage loans held for sale                             $  883,048      $   404,672       $  260,175      $243,678      $262,209
   Securities held for trading                                 606,918          620,288          436,125       418,348       327,960
   Securities held to maturity                                 190,778          143,534          107,222        77,945        66,804
   Securities available for sale                               408,888          240,876           12,007        14,579            --
   Loans receivable, net                                       166,987          133,055          128,766        51,355        34,809
   Total assets                                              2,918,113        1,857,789        1,106,083       917,922       768,019
   Loans payable and securities sold under
     agreements to repurchase                                1,624,032        1,076,912          568,840       573,754       538,740
   Notes payable                                               199,733          164,934          152,126        51,682        17,055
   Deposit accounts                                            533,113          300,494          158,902        95,740        66,471
   Stockholders' equity                                        269,559          186,955          150,531       129,017        90,496


TABLE A
SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

+
                                                                                         Year ended December 31,
                                                   --------------------------------------------------------------------------------
                                                       1998               1997           1996             1995               1994
                                                       ----               ----           ----             ----               ----
Weighted average shares outstanding:
  Basic                                                39,941,068       36,680,158       36,266,244       29,231,680     27,770,936
  Diluted                                              41,928,186       38,728,632       38,725,072       31,040,540     30,307,856

Operating Data:
Loan production                                    $    2,313,000   $    1,037,000   $      817,000   $      636,000   $    824,000
Mortgage loan servicing portfolio                  $    6,186,000   $    4,655,000   $    3,068,000   $    2,668,000   $  2,644,000


Selected Financial Ratios: (3)(4)
Return on Average Assets                                     2.17%            1.37%            2.68%            2.32%          2.78%
Return on Average Equity                                    21.65%           11.99%           19.35%           17.82%         20.82%
Dividend Payout Ratio for Common Stock                      18.25%           37.74%           23.24%           22.66%         22.41%
Average Equity to Average Assets                            10.00%           11.39%           13.81%           13.02%         13.35%
Interest Rate Spread                                         1.55%            2.10%            2.17%            2.38%          3.85%
Net Yield on Average Interest Earning Assets                 7.21%            7.90%            7.85%            8.35%          8.31%
Net Yield on Average Interest Bearing Liabilities            5.66%            5.80%            5.68%            5.97%          4.46%


--------------------

(1) Adjusted to reflect two-for-one stock splits effective December 10, 1993, August 28, 1997, and May 20, 1998.

(2) Certain reclassifications of prior years' data have been made to conform to 1998 classifications.

(3) Return on Average Assets, Average Equity and Dividend Payout Ratio for Common Stock based on income before an extraordinary item for 1997 would have been 2.19%, 19.29% and 23.53%, respectively.

(4) Average balances computed on a monthly basis.

LOAN PRODUCTION

     The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:


TABLE B
LOAN PRODUCTION
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN BALANCE)


                                                                          YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    1998          1997             1996
                                                                    ----          ----             ----
FHA/VA mortgage loans
     Number of loans.....................................           7,217          5,529            5,224
     Volume of loans.....................................        $571,027       $409,509         $369,609
     Percent of total volume.............................              25%            39%              45%

Conventional conforming mortgage loans(1)
     Number of loans.....................................           9,755          2,131              676
     Volume of loans.....................................        $873,540       $178,264          $63,401
     Percent of total volume.............................              38%            17%               8%

Conventional non - conforming mortgage loans(2)(3)(4)
     Number of loans.....................................          10,735          7,399            8,530
     Volume of loans.....................................        $642,769       $381,116         $359,882
     Percent of total volume.............................              27%            37%              44%
Other(5).................................................
     Number of loans.....................................             799            554              369
     Volume of loans.....................................        $225,551        $68,110          $23,674
     Percent of total volume.............................              10%             7%               3%

Total loans
     Number of loans(6)..................................          28,506         15,613           14,799
     Volume of loans(7)..................................      $2,312,887     $1,036,999         $816,566

Average initial loan balance                                      $81,140        $66,420          $55,180

--------------------
(1) Refers to mortgage loans that qualify for the sale or exchange programs of FNMA or FHLMC.

(2) Refers to mortgage loans that do not qualify for the sale or exchange programs of FNMA or FHLMC.

(3) Includes $20 million, $20 million and $29 million, in second mortgages for the years ended December 31, 1998, 1997 and 1996, respectively.

(4) Includes $36 million, $38 million and $74 million, in home equity or personal loans secured by real estate mortgages up to $40,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(5) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land, and consumer loans.

(6) Includes 5,226, 1,886 and 2,044, of loans funded by Doral Bank pursuant to the Master Loan Production Agreement for the years ended December 31, 1998, 1997 and 1996, respectively. See "Loan Origination Channels."

(7) Includes $619 million, $169 million and $99 million, principal amount of loans funded by Doral Bank pursuant to the Master Loan Production Agreement for the years ended December 31, 1998, 1997 and 1996, respectively. See "Loan Origination Channels."


     A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinanced loans. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, refinance loans represented approximately 62%, 51%, 47%, 41% and 59%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity.

LOAN ORIGINATION CHANNELS

     In Puerto Rico, Doral Financial relies primarily on its extensive retail mortgage banking and bank branch network to originate loans. It supplements these originations by wholesale originations consisting primarily of purchases of FHA and VA loans from other mortgage bankers and, to a lesser extent, originations through mortgage brokers. The Company, through Doral Bank and other specialized units, also originates consumer, commercial, construction and land loans. In 1998, Doral Financial established a new wholesale residential mortgage operation in Chicago and a multi-family lending unit in the New York metropolitan area. In Puerto Rico, the Company maintains a specialized unit that works closely with home builders and originates mortgage loans to finance the acquisition of homes in new residential projects.

     Doral Bank is a party to a Master Loan Production Agreement with the mortgage banking units of the Company, whereby these are obligated to assist Doral Bank meet its stated mortgage loan production goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements. In addition, Doral Bank engages in direct loan originations through its branch network for other loan products such as consumer, land, and commercial loans.

     Doral Financial customarily sells or securitizes into mortgage-backed securities substantially all the loans it originates, except for certain consumer, construction, land, and commercial loans originated by Doral Bank and construction and land loans originated by other specialized units of Doral Financial which are held for investment and classified as Loans Receivable. See "Loans Receivable".

     The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:


TABLE C
LOAN ORIGINATION SOURCES


                                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                        1998                              1997(1)       1996(1)
                                        -------------------------------------          ------------- --------------
                                          PUERTO RICO       US       TOTAL
Retail.............................           52%          --         52%                   63%           59%
Wholesale..........................           22%           6%        28%                   13%           12%
New Housing Developments...........            8%          --         8%                    13%           17%
Multi-family.......................           --            5%        5%                    --            --
Other(2)...........................            7%          --         7%                    11%           12%

--------------------
(1) For years prior to 1998, originations from the mainland United States represented less than 1% of total loan originations.

(2) Refers to commercial, construction, land, and consumer loans originated through Doral Bank and other specialized units.


MORTGAGE LOAN SERVICING

     Doral Financial's principal source of servicing rights has traditionally been its mortgage loan production. However, during 1998, Doral Financial purchased servicing rights to approximately $229.2 million in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and will continue to seek and consider attractive opportunities for bulk purchases of servicing rights.

     The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:


TABLE D
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)



                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                 1998         1997         1996
                                                 ----         ----         ----
COMPOSITION OF SERVICING
   PORTFOLIO AT PERIOD END
GNMA........................................  $2,281,903   $2,142,345   $1,305,792
FHLMC/FNMA..................................   1,557,592      915,935      696,139
Doral Financial grantor trusts..............     146,790      201,585      256,595
Other conventional mortgage loans(1)........   2,199,774    1,395,270      809,956
                                              ----------   ----------   ----------
Total servicing portfolio...................  $6,186,059   $4,655,135   $3,068,482
                                              ==========   ==========   ==========
SERVICING PORTFOLIO ACTIVITY
Beginning servicing portfolio...............  $4,655,135   $3,068,482   $2,668,260
ADD:
     Loans funded and purchased(2)..........   2,243,034    1,036,999      816,566
     Bulk servicing acquired................     229,176    1,040,000           --
LESS:
     Servicing sales transferred............     103,003           --      102,000
     Run-off(3).............................     838,283      490,346      314,344
                                              ----------   ----------   ----------
Ending servicing portfolio..................  $6,186,059   $4,655,135   $3,068,482
                                              ==========   ==========   ==========

SELECTED DATA REGARDING
  MORTGAGE LOANS SERVICED
Number of loans.............................     101,760       86,269       62,199
Weighted average interest rate..............        7.89%        8.35%        8.53%
Weighted average remaining maturity (months)         208          180          221
Weighted average servicing fee rate.........       .3762%       .3673%       .3933%
Average servicing portfolio.................  $5,225,921   $3,861,809   $2,868,371
Principal prepayments.......................  $  644,000   $  279,000   $  201,000
Prepayments to average portfolio............          12%           7%           7%
Average size of loans prepaid...............  $   50,300   $   37,800   $   35,360
DELINQUENT MORTGAGE LOANS AND
  PENDING FORECLOSURES AT PERIOD END
60-89 days past due.........................        1.26%        1.84%        1.77%
90 days or more past due....................        2.35%        1.92%        2.18%
                                              ----------   ----------   ----------
Total delinquencies excluding foreclosures..        3.61%        3.76%        3.95%
                                              ==========   ==========   ==========
Foreclosures pending                                1.08%        1.32%        1.12%



(1) Includes $925 million, $393 million, and $317 million of loans owned by the Company at December 31, 1998, 1997 and 1996, respectively, which represented 15%, 8% and 10%, of the total servicing portfolio as of such dates.

(2) Excludes approximately $70 million of commercial, construction loans and loans sold with servicing released not included in the Company's mortgage servicing portfolio.

(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.


         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences. Substantially all of Doral Financial's mortgage servicing portfolio is composed of mortgages secured by real estate located in Puerto Rico. At December 31, 1998 and 1997, less than 5% and 1%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

LOANS RECEIVABLE

         Doral Financial, principally through Doral Bank, and, to a lesser extent, through other specialized units, originates mortgage loans secured by income producing residential and commercial properties, construction loans, land loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Substantially all of Doral Financial's loans receivable represent loans made to entities or individuals located in Puerto Rico. The loans originated by the Company's multi-family lending operation in the New York City metropolitan area are classified as loans held for sale.

         The maximum aggregate amount of unsecured loans that Doral Bank could make to a single borrower under Puerto Rico banking regulations as of December 31, 1998, was $6.4 million. As of such date the largest loan held for investment by the Company was $4.9 million, which was held by Doral Bank.

         The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:

  TABLE E
  LOANS RECEIVABLE, NET
  (DOLLARS IN THOUSANDS)



                                                                           AS OF DECEMBER 31,
                              ----------------------------------------------------------------------------------------
                                       1998                 1997                  1996                 1995
                                       ----                 ----                  ----                 ----
                                AMOUNT       PERCENT     AMOUNT    PERCENT    AMOUNT     PERCENT   AMOUNT    PERCENT
                                ------       -------     ------    -------    ------     -------   ------    -------

Construction loans               $ 72,081         33%   $  9,927        7%    $  2,793        2%   $ 2,637         5%
Residential mortgage loans         80,902         37%     87,037       65%      91,596       70%    29,481        57%
Commercial real estate             16,443          8%     19,036       14%      18,462       14%     9,205        18%
Consumer--secured by mortgage       5,005          2%      7,828        6%      12,207        9%     7,362        14%
Consumer--other                     6,290          3%      2,328        2%         356       (1)       324        (1)
Commercial (non-real estate)       11,051          5%      3,461        2%       2,047        2%       701         1%
Loans on saving deposits            3,676          2%      3,513        3%       1,771        1%     1,940         4%
Land secured                       21,418         10%      1,488        1%         814       (1)       330        (1)
                                 --------     ------    --------   ------     --------     -----    ------   -------
  Gross loans receivable(2)(3)    216,866        100%    134,618      100%     130,046      100%    51,980       100%
                                 --------               --------              --------              ------
Less:
  Undisbursed portion of loans
     in process                   (47,575)                     -                     -                   -
  Unearned interest and deferred
     loan fees                       (648)                  (322)                 (561)               (383)
  Allowance for loan losses(4)     (1,656)                (1,241)                 (719)               (242)
                                 --------               --------              --------             -------
                                  (49,879)                (1,563)               (1,280)               (625)
                                 --------               --------              --------             -------
  Loans receivable, net          $166,987               $133,055              $128,766             $51,355
                                 ========               ========              ========             =======



                                   AS OF DECEMBER 31,
                                   --------------------
                                         1994
                                         ----
                                    AMOUNT     PERCENT
                                    ------     -------

Construction loans                  $ 1,061          3%
Residential mortgage loans           23,293         66%
Commercial real estate                2,044          6%
Consumer-- secured by mortgage        6,283         18%
Consumer-- other                      1,009          3%
Commercial (non-real estate)            421          1%
Loans on saving deposits                956          3%
Land secured                            183         (1)
                                    -------    -------
  Gross loans receivable(2)(3)       35,250        100%
                                    -------
Less:
  Undisbursed portion of loans
     in process                           -
  Unearned interest and deferred
     loan fees                          (13)
  Allowance for loan losses(4)         (428)
                                    -------
                                       (441)
                                    -------
  Loans receivable, net             $34,809
                                    =======


(1)  Less than one percent.

(2)  Sum of the columns may not add up to the totals due to rounding.

(3) Does not include mortgage loans held for sale by Doral Financial of $883.0 million, $404.7 million, $260.2 million, $243.7 million and $262.2 million, at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(4) Does not include $3.5 million, $1.6 million, $1.4 million, $1.8 million, and $1.6 million of allowance for loan losses allocated to mortgage loans held for sale as of December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

         The following table sets forth certain information as of December 31, 1998, regarding the dollar amount of Doral Financial's loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


TABLE F
LOANS RECEIVABLE BY
CONTRACTUAL MATURITIES
(IN THOUSANDS)

                                          DUE 1 YEAR       DUE 1-5 YEARS AFTER    DUE 5 OR MORE YEARS
                                            OR LESS         DECEMBER 31, 1998   AFTER DECEMBER 31, 1998     TOTAL
                                          ----------       ------------------   -----------------------    --------
Construction loans....................      $27,891              $44,190              $    --              $ 72,081
Residential mortgage loans............        7,693                3,235               69,974                80,902
Commercial real estate................           --                  907               15,536                16,443
Consumer - secured by mortgage........          440                   --                4,565                 5,005
Consumer - other......................        1,745                3,440                1,105                 6,290
Commercial (non-real estate)..........       10,024                1,027                   --                11,051
Loans on saving deposits..............          750                2,926                   --                 3,676
Land secured..........................       12,603                7,117                1,698                21,418
                                            -------              -------              -------              --------
    Gross loans receivable............      $61,146              $62,842              $92,878              $216,866
                                            =======              =======              =======              ========


         Scheduled contractual amortization of loans receivable does not reflect the expected term of Doral Financial's loans receivable portfolio. The average life of these loans is substantially less than their contractual terms because of prepayments and, with respect to conventional mortgage loans, due-on-sale clauses, which give Doral Financial the right to declare a conventional mortgage loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

         The following table sets forth the dollar amount of total loans receivable at December 31, 1998, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.


TABLE G
BREAKDOWN OF LOANS
RECEIVABLE BY FIXED AND
FLOATING RATES
(IN THOUSANDS)


                                                                       FLOATING OR
                                              FIXED RATE             ADJUSTABLE-RATE                  TOTAL
                                            ------------             ---------------                  -----

Construction loans....................      $       4,475            $      67,606               $     72,081
Residential mortgage loans............             73,471                    7,431                     80,902
Commercial real estate................             16,443                        -                     16,443
Consumer - secured by mortgage........              4,565                      440                      5,005
Consumer - other......................              6,290                        -                      6,290
Commercial (non-real estate)..........              1,696                    9,355                     11,051
Loans on saving deposits..............              3,676                        -                      3,676
Land secured..........................              1,981                   19,437                     21,418
                                            -------------           --------------               ------------
     Gross loans receivable...........      $     112,597           $      104,269               $    216,866
                                            =============           ==============               ============



         The Company originates adjustable and fixed interest rate loans. However, given traditional consumer preferences in Puerto Rico for fixed rate mortgage loans, the Company's principal product, Doral Financial does not anticipate a significant growth in adjustable rate loans, except in the case of construction and land loans, mortgage loans secured by commercial properties and other commercial loans. At December 31, 1998, 1997 and 1996, approximately 48%, 10% and 3%, respectively, of the Company's gross loans receivable were adjustable rate loans. The increase in adjustable rate loans experienced during 1998 was mainly the result of a higher production of land loans and loans for construction development projects. The adjustable rate loans have interest rate adjustment limitations and are generally tied to the prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the different funding sources used to finance these loans. Substantially all construction, commercial and land loans held by the Company are adjustable rate loans maturing within 36 months.

CREDIT RISKS RELATED TO LOAN ACTIVITIES

         With respect to mortgage loans originated for sale as part of Doral Financial's mortgage banking business, the Company is generally at risk for any mortgage loan default from the time the Company originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, the Company is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed up to 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750. Loan-to-value ratios for residential mortgage loans generally do not exceed 80% (85% for qualifying home purchase transactions through Doral Bank) unless private mortgage insurance is obtained.

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a full or partial recourse basis. In such cases, the Company retains all or part of the credit risk associated with such loan after sale. As of December 31, 1998, the maximum amount of loans that the Company would have been required to repurchase if all loans subject to recourse defaulted was $489.1 million. As of December 31, 1998, the Company maintained a reserve of $1.4 million for potential losses from such recourse arrangements which is included in "Accrued expenses and other liabilities" in the Company's Consolidated Financial Statements.

         Loans secured by income producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that the Company holds for investment and, therefore, the Company is at risk for the term of the loan. As of December 31, 1998, approximately 37% of Doral Financial's loans receivable portfolio consisted of residential mortgage loans.

         Doral Financial manages credit risk by maintaining sound underwriting standards, monitoring the quality of the loan portfolio, assessing reserves and loan concentrations, recruiting qualified credit officers, implementing and monitoring lending policies and collateral requirements, and instituting procedures to ensure appropriate actions to comply with laws and regulations. The Company's collateral requirements for loans depend on the financial strength of the borrower and the type of loan involved. Acceptable collateral principally includes cash, deposit and investment accounts and real estate, and, to a lesser extent, liens on accounts receivable, lease receivables, inventory and personal property. In the case of non-conforming loans sold subject to recourse, the Company also generally requires lower loan-to-value ratios to protect itself from possible losses on foreclosure.

         Because most of Doral Financial's loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to greater credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect the Island. For example, if Puerto Rico's real estate market were to experience an overall decline in property values, the Company's rates of loss on foreclosure would probably increase.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held for sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Doral Bank's policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, Doral Bank would have recognized $335,000, $201,000,
$114,000, $211,000 and $287,000, respectively, in additional interest income had all delinquent loans owned by Doral Bank been accounted for on an accrual basis. Mortgage loans held for sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are generally adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE H
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                                AS OF DECEMBER 31,
                                                              -------------------------------------------------------
                                                                1998        1997        1996        1995        1994
                                                              -------     -------     -------     -------     -------
Mortgage Banking Business(1):
         Non-accrual loans(2)...............................  $    --     $    --     $    --     $ 1,250     $ 4,260
         Loans held for sale past due 90 days
            and still accruing(3)...........................   49,201      41,793      36,978      25,160      18,996
         Other real estate owned ("OREO")...................    2,987       3,025       2,246       2,085       2,029
         Other non-performing assets(4).....................    1,011       1,597       1,833         893         448
                                                              -------     -------     -------     -------     -------

         Total NPAs of Mortgage Banking Business............   53,199      46,415      41,057      29,388      25,733
                                                              -------     -------     -------     -------     -------

Other Lending Activities through Doral Bank(5):
         Non-accrual loans
             Construction...................................      183          --         125          --          --
             Residential mortgage loans.....................    2,382       1,623       1,101         715         459
             Commercial real estate.........................      770         775         502         160          --
             Consumer.......................................      241          64          --          71          --
             Commercial non-real estate.....................       95          --          --           3          --
             Other..........................................       --          --          --          --          --
                                                              -------     -------     -------     -------     -------

         Total non-accrual loans............................    3,671       2,462       1,728         949         459

         OREO...............................................       --          --          --          --          87
                                                              -------     -------     -------     -------     -------

                  Total NPAs of Doral Bank.................     3,671       2,462       1,728         949         546
                                                              -------     -------     -------     -------     -------

         Total NPAs of Doral Financial (consolidated)......   $56,870     $48,877     $42,785     $30,337     $26,279
                                                              =======     =======     =======     =======     =======

         Total NPAs of Doral Bank as a percentage of
            Doral Bank's loans receivable, net and OREO....      2.88%       1.85%       1.34%       1.85%       1.32%

         Total NPAs of Doral Financial (consolidated) as a
            percentage of consolidated total assets........      1.95%       2.63%       3.87%       3.31%       3.42%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated)...........      9.08%       5.86%       5.03%       6.75%       7.58%



(1) Includes mortgage loans held for sale and OREO related to Doral Financial's mortgage banking business.

(2) Of the amounts shown, $1.25 million and $2.9 million represent loans that were required to be repurchased by a non-affiliated Puerto Rico government institution at par on a non-recourse basis as of December 31, 1995 and 1994, respectively.

(3)  Does not include approximately $6,495,000, $807,000, $4,059,000,
     $1,583,000, and $628,000 of 90 days past due FHA/VA loans for the years ended December 31 1998, 1997, 1996, 1995 and 1994, respectively, which are not considered non-performing assets by the Company because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

(4) This amount refers to a mortgage loan to a real estate partnership to which Doral Financial previously sold OREO. This loan is included in "Receivables and mortgage servicing advances" in Doral Financial's Consolidated Financial Statements.

(5) Includes mortgage loans and OREO of Doral Bank.

         OREO arises primarily through foreclosure on mortgage loans repurchased from investors, either because of breach of representations or warranties, or pursuant to recourse arrangements. Doral Financial believes that the value of the OREO reflected on its financial statements represents a reasonable estimate of the properties' fair value, net of cost of disposition. During the past five years, the impact of losses on loans repurchased as the result of breach of representations or warranties or pursuant to recourse arrangements has not been material.

         The following table summarizes certain information regarding Doral Financial's allowance for loan losses and losses on OREO, for both the Company's commercial banking and mortgage banking business for the periods indicated.


TABLE I  ALLOWANCE FOR LOAN
LOSSES AND OREO
(DOLLARS IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                               1998         1997         1996         1995         1994
                                               ----         ----         ----         ----         ----
OREO:
     Balance at beginning of period........  $   676      $   356      $   356      $   356      $   525
     Provision for losses..................    1,402          787          305          145          473
     Losses charged to the allowance.......   (1,067)        (467)        (305)        (145)        (642)
                                             -------      -------      -------      -------      -------
Balance at end of period...................  $ 1,011      $   676      $   356      $   356      $   356
                                             =======      =======      =======      =======      =======

Allowance for Loan Losses(1):
Balance at beginning of period.............  $ 2,866      $ 2,152      $ 2,047      $ 1,991      $ 1,680
Provision for loan losses..................      883          792          797          352          300
                                             -------      -------      -------      -------      -------
Charge - offs:
     Construction                                 --           --           --           --           --
     Residential mortgage loans............       --           --         (617)          --          (15)
     Commercial real estate                       --           --           --           --           --
     Consumer..............................     (127)        (124)        (123)        (114)          --
     Commercial non-real estate............       --           --           --         (188)          --
     Other                                        --           --           --           --           --
                                             -------      -------      -------      -------      -------
Total Charge-offs..........................     (127)        (124)        (740)        (302)         (15)
                                             -------      -------      -------      -------      -------
Recoveries:
     Construction..........................       --           --           --           --           --
     Residential mortgage loans............       --           --           --           --           --
     Commercial real estate................       --           --           --           --           --
     Consumer..............................       76           46           48            6           26
     Commercial non-real estate............       --           --           --           --           --
     Other.................................       --           --           --           --           --
                                             -------      -------      -------      -------      -------
Total recoveries...........................       76           46           48            6           26
                                             -------      -------      -------      -------      -------
Net charge offs............................      (51)         (78)        (692)        (296)          11
                                             -------      -------      -------      -------      -------
Other......................................    1,468           --           --           --           --
                                             -------      -------      -------      -------      -------
BALANCE AT END OF PERIOD...................  $ 5,166      $ 2,866      $ 2,152      $ 2,047      $ 1,991
                                             =======      =======      =======      =======      =======

Allowance for loan losses as a percentage
   of total loans outstanding..............     0.49%        0.53%        0.55%        0.69%        0.67%

---------------
(1) Relates to both mortgage loans held for sale and to loans receivable held for investment.

         The following table sets forth information concerning the allocation of Doral Financial's allowance for loan losses by loan category as of the dates indicated:


TABLE J
ALLOCATION OF ALLOWANCE
FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                    ---------------------------------------------------------------------------
                                                                 AS OF DECEMBER 31,
                                    ----------------------------------------------------------------------------
                                               1998                   1997                    1996
                                               ----                   ----                    ----
                                                   PERCENT OF              PERCENT OF              PERCENT OF
                                                    LOANS IN                LOANS IN                LOANS IN
                                                      EACH                    EACH                    EACH
                                                   CATEGORY TO             CATEGORY TO              CATEGORY TO
                                        AMOUNT     TOTAL LOANS  AMOUNT     TOTAL LOANS  AMOUNT      TOTAL LOANS
                                        ------     -----------  ------     -----------  ------      -----------

Mortgage loans held for sale            $3,510         67.9%    $1,625         56.7%    $1,433         66.6%
Loans receivable, net
        Construction                       117          2.3%        51          1.8%        13          0.6%
        Residential mortgage             1,225         23.8%       990         34.5%       510         23.7%
        Commercial real estate              81          1.6%       101          3.5%       102          4.7%
        Consumer - secured by
              mortgage                      25          0.5%        42          1.5%        67          3.1%
        Consumer - other                    31          0.6%        12          0.4%         2          0.1%
        Commercial non-real estate          54          1.0%        18          0.6%        11          0.5%
        Loans on saving deposits            18          0.3%        19          0.7%        10          0.5%
        Land secured                       105          2.0%         8          0.3%         4          0.2%
                                        ------        -----     ------        -----     ------        -----
         Total                          $5,166        100.0%    $2,866        100.0%    $2.152        100.0%
                                        ======                  ======                  ======



                                    -----------------------------------------------------
                                                      AS OF DECEMBER 31,
                                    -----------------------------------------------------
                                               1995                     1994
                                               ----                     ----
                                                   PERCENT OF               PERCENT OF
                                                    LOANS IN                 LOANS IN
                                                      EACH                     EACH
                                                   CATEGORY TO              CATEGORY TO
                                        AMOUNT     TOTAL LOANS  AMOUNT     TOTAL LOANS
                                        ------     -----------  ------     -----------
Mortgage loans held for sale            $1,806         88.2%    $1,563         78.5%
Loans receivable, net
        Construction                        17          0.8%         7          0.4%
        Residential mortgage                87          4.3%       348         17.5%
        Commercial real estate              64          3.1%        14          0.7%
        Consumer - secured by
              mortgage                      51          2.5%        42          2.1%
        Consumer - other                     2          0.1%         7          0.3%
        Commercial non-real estate           5          0.2%         3          0.1%
        Loans on saving deposits            13          0.7%         6          0.3%
        Land secured                         2          0.1%         1          0.1%
                                        ------        -----     ------        -----
         Total                          $2,047        100.0%    $1,991        100.0%
                                        ======                  ======




         The allowance for loan losses relating to loans held by Doral Financial was $5.2 million at December 31, 1998, compared to $2.9 million as of December 31, 1997. The increase in the allowance was primarily the result of a reclassification of certain general reserves to allowance for loan losses and to the increase in the size of the loan portfolio.

         The percentage of the allowance for loan losses to non-performing loans will not remain constant due to the nature of the Company's portfolio of loans, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. On an on-going basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan losses. In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by bank regulatory authorities, assessment of economic conditions, and other appropriate data to identify the risks in the loan portfolio. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Provisions for loan losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan losses.

INVESTMENT ACTIVITIES

         As a result of Doral Financial's mortgage securitization activities, the Company maintains a substantial portfolio of mortgage-backed securities held for trading. At December 31, 1998, Doral Financial held securities for trading with a fair market value of $606.9 million, approximately $497.0 million of which consisted of Puerto Rico tax-exempt GNMA securities and other securities, the interest on which is tax-exempt to the Company. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Pursuant to SFAS No. 115, securities held for trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included as part of trading account profit.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of December 31, 1998, Doral Financial held $408.9 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements. As of December 31, 1998, Doral Financial also held approximately $190.8 million in securities and other investments that are classified as held to maturity, because the Company has the intent and ability to hold these securities until maturity.

         The following table summarizes Doral Financial's securities holdings as of December 31, 1998.


TABLE K
INVESTMENT SECURITIES
(IN THOUSANDS)



                                          HELD
                                           FOR            AVAILABLE          HELD
                                         TRADING           FOR SALE       TO MATURITY
                                         -------           --------       -----------

Mortgage-backed securities..........     $560,675      $            --      $185,778
Interest only strips................       42,202                   --            --
U.S. Treasury and agencies..........          202              408,888            --
Puerto Rico government obligations..           --                   --         5,000
Other...............................        3,839                   --            --
                                         --------      ---------------      --------
         Total......................     $606,918      $       408,888      $190,778
                                         ========      ===============      ========

         For additional information regarding the composition of the Company's investment securities, please refer to Notes 6, 7 and 8 of the Company's Consolidated Financial Statements.

BROKER-DEALER ACTIVITIES

         Doral Financial is involved in the securities business through Doral Securities, a broker-dealer firm that provides retail and institutional brokerage, investment banking, and financial advisory services in Puerto Rico.

         The table below shows certain financial information for Doral Securities for the years ended December 31, 1998 and 1997.


TABLE L
FINANCIAL INFORMATION OF DORAL SECURITIES
BROKER DEALER SUBSIDIARY
(IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                      1998        1997
                                                    -----------------------
Selected Income Statement Data:
     Trading account profit.......................    $3,196      $1,638
     Net interest income..........................     1,729         836
     Investment banking and other fees............       996         609
     Commissions..................................       759         259
                                                      ------      ------
         Total revenues, net of interest expense..    $6,680      $3,342
                                                      ======      ======

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND
1996.

         GENERAL

         Doral Financial's results of operations are primarily influenced by:
(i) the direction of interest rates; (ii) the level of demand for mortgage credit; (iii) the strength of the economy in Puerto Rico; and (iv) the relationship between interest rates and the cost of funds.

         The principal components of Doral Financial's revenues are: (i) net interest income; (ii) net gains on mortgage loan sales; (iii) servicing income;
(iv) trading account profit; (v) gain on sale of investment securities; (vi) gain on sale of servicing assets; and (vii) commissions, fees and other income.


TABLE M
REVENUE SOURCES OF DORAL FINANCIAL
(IN THOUSANDS)


                                                YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1998         1997         1996
                                           --------      -------      -------
Interest income..........................  $148,051      $90,131      $66,987
Interest expense.........................   114,786       61,438       46,443
                                           --------      -------      -------
Net interest income......................    33,265       28,693       20,544
Net gain on mortgage loan sales..........    49,551       16,883       10,362
Servicing income.........................    21,782       14,995       11,659
Trading account profit...................     6,056       10,129       15,402
Gain on sale of investment securities....     6,052        1,576          846
Gain on sale of servicing assets.........     1,829           --        1,813
Commissions, fees and other income.......     3,070        1,703          764

NET INCOME

         Doral Financial's net income for the year ended December 31, 1998, increased to $52.8 million, compared to earnings of $32.5 million before an extraordinary non-cash charge of $12.3 million for 1997, and net income of $27.0 million for 1996. The extraordinary non-cash charge for 1997 was related to the exchange by Doral Financial of outstanding convertible subordinated debentures for convertible preferred stock. See Note 24 and Note 32 to Doral Financial's Consolidated Financial Statements for additional information regarding this transaction. Consolidated results include the operations of Doral Bank, the Company's commercial banking unit, which contributed approximately $8.2 million to Doral Financial's consolidated net income in 1998, compared to $5.0 million for 1997 and $2.3 million for 1996, and Doral Securities, the Company's broker dealer unit, which contributed $1.1 million and $138,000 to consolidated net income for the years ended December 31, 1998 and 1997, respectively, and a net loss of $427,000 for the year ended December 31, 1996.

         Net gain or mortgage loan sales, servicing income, and net interest income were the major components of revenues in 1998, with increases of $32.7 million, $6.8 million and $4.6 million, respectively, from 1997 amounts. These increases reflect the Company's ability to capitalize on favorable interest rate scenarios and the steady increase in mortgage banking business activities, such as origination and servicing of loans.

         NET INTEREST INCOME

         Net interest income is the excess of interest earned by the Company on its interest earning assets over the interest incurred on its interest bearing liabilities.

         The increase in net interest income for both 1998 and 1997 as compared to their respective prior years, was principally due to an increase in Doral Financial's average interest earning assets. Doral Bank contributed approximately $15.0 million or 45% of the consolidated net interest income of Doral Financial for the year ended December 31, 1998, compared to $10.1 million or 35% of consolidated net interest income for the year ended December 31, 1997, and to $6.9 million or 34% of consolidated net interest income for the year ended December 31, 1996.

         During each of the three years ended December 31, 1998, Doral Financial's average earning assets have grown considerably, resulting in a continuous growth in net interest income. Average interest earning assets grew by 80% from 1997 to 1998, and by 34% from 1996 to 1997, while net interest income grew by 16% from 1997 to 1998, and 40% from 1996 to 1997. The growth in net interest income during 1998 was affected by the reduction of the spread between long-term and short-term rates, sometimes referred to as the flattening of the yield curve, a significant increase in investments in AAA- rated government and government agency securities which tend to have lower yields but the interest on which is exempt for income tax purposes, and the increase in financial assets related to Doral Securities' repurchase transactions that are typically conducted at smaller spreads. The reduced growth also reflected a decrease in net interest earning assets, which was due in part to the incurrence of borrowings to finance the Company's servicing assets whose income is not reflected as interest received on interest earning assets. The Company intents to continue to diversify its sources of funding in order to reduce interest costs and maximize net interest income.

         The following table presents, for the periods indicated, the Company's average balance sheet, the total dollar amount of interest from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average of month-end balances for Doral Financial and its non-banking subsidiaries, and average daily balances for Doral Bank, in each case during the periods presented.


TABLE N
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)



                                                                                  YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------------------
                                                                            1998                            1997
                                                               ------------------------------- -------------------------------

                                                              AVERAGE               AVERAGE     AVERAGE              AVERAGE
                                                              BALANCE   INTEREST   YIELD/RATE   BALANCE  INTEREST   YIELD/RATE
                                                             ---------- --------   ----------  --------- --------   ----------
ASSETS:
Interest Earning Assets:
     Total Loans(1)                                          $  679,423  $54,694     8.05%     $ 371,099  $32,768    8.83%
     Mortgage-Backed Securities                                 757,841   53,276     7.03%       607,944   45,464    7.48%
     Investment Securities                                      478,895   32,278     6.74%        71,444    5,454    7.63%
     Other Interest-Earning Assets(2)                           138,576    7,803     5.63%        90,364    6,445    7.13%
                                                             ---------- --------   ------     ----------  -------    ----
       Total Interest Earning Assets/interest income          2,054,735 $148,051     7.21%     1,140,851  $90,131    7.90%
                                                                        ========   ======                 =======    ====
Total Non-Interest Earning Assets                               385,038                          341,085
                                                             ----------                       ----------
Total Assets                                                 $2,439,773                       $1,481,936
                                                             ==========                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
     Loans Payable                                           $  364,127 $ 26,131      7.18%   $  188,880  $13,325    7.05%
     Repurchase Agreements                                    1,072,760   55,561      5.18%      548,310   31,665    5.78%
     Deposits                                                   393,557   17,326      4.40%      229,575   10,014    4.36%
     Other Borrowed Funds(3)                                    197,071   15,768      8.00%       92,706    6,434    6.94%
                                                             ---------- --------    ------    ----------  -------    ----
       Total Interest Bearing Liabilities/Interest Expense    2,027,515 $114,786      5.66%    1,059,471  $61,438    5.80%
Total Non-Interest Bearing Liabilities                          168,278 ========    ======       253,722  =======    ====
                                                             ----------                       ----------
Total Liabilities                                             2,195,793                        1,313,193
Stockholders' Equity                                            243,980                          168,743
                                                             ----------                       ----------
Total Liabilities and Stockholders' Equivalent Basis         $2,439,773                       $1,481,936
                                                             ==========                       ==========


Net Interest Earning Assets                                  $   27,220                       $   81,380
Net Interest Income on a Non-Taxable Equivalent                         $ 33,265                          $28,693

Interest Rate Spread(4)                                                               1.55%                           2.10%
Interest Rate Margin(4)                                                               1.62%                           2.52%
Net Interest-Earning Assets Ratio                                                   101.34%                         107.68%



                                                                       YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                                  1996
                                                                  ------------------------------------
                                                                      AVERAGE              AVERAGE
                                                                      BALANCE   INTEREST  YIELD/RATE
                                                                  -----------------------------------
ASSETS:
Interest Earning Assets:
     Total Loans(1)                                               $  341,532    $ 31,410     9.20%
     Mortgage-Backed Securities                                      460,415      32,106     6.97%
     Investment Securities                                            30,009       2,031     6.77%
     Other Interest-Earning Assets(2)                                 20,850       1,440     6.91%
                                                                  ----------    --------   ------
       Total Interest Earning Assets/interest income                 852,806    $ 66,987     7.85%
                                                                                ========    =====
Total Non-Interest Earning Assets                                    157,133
                                                                  ----------
Total Assets                                                      $1,009,939
                                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
     Loans Payable                                                $  202,850    $ 13,621    6.71%
     Repurchase Agreements                                           385,710      21,002    5.45%
     Deposits                                                        145,590       5,526    3.80%
     Other Borrowed Funds(3)                                          84,120       6,294    7.48%
                                                                  ----------    --------   ------
       Total Interest Bearing Liabilities/Interest Expense           818,270    $ 46,443    5.68%
                                                                                ========    =====
Total Non-Interest Bearing Liabilities                                51,895
                                                                  ----------
Total Liabilities                                                    870,165
Stockholders' Equity                                                 139,774
                                                                  ----------
Total Liabilities and Stockholders' Equivalent Basis              $1,009,939
                                                                  ==========


Net Interest Earning Assets                                       $   34,536
Net Interest Income on a Non-Taxable Equivalent                                 $ 20,544

Interest Rate Spread(4)                                                                      2.17%
Interest Rate Margin(4)                                                                      2.41%
Net Interest-Earning Assets Ratio                                                          104.22%

--------------------------------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and deposits in other banks.
(3) Consist of FHLB-NY advances, notes payable and convertible subordinated debentures.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income as a percentage of average interest earning assets.

        The following table describes the extent to which changes in interest rates and changes in volume of interest rates on interest earning assets and interest bearing liabilities have affected Doral Financial's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.


TABLE O
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)

                                     ---------------------------------------------------------------
                                          1998 COMPARED TO 1997           1997 COMPARED TO 1996
                                       INCREASE (DECREASE) DUE TO:     INCREASE (DECREASE) DUE TO:
                                       VOLUME     RATE      TOTAL     VOLUME      RATE      TOTAL
                                      --------  --------- ---------- ---------  -------- -----------
INTEREST EARNING ASSETS
   TOTAL LOANS                         $27,224  $ (5,298)    $21,926   $ 2,719   $(1,361)    $ 1,358
   MORTGAGE-BACKED SECURITIES           11,210    (3,398)      7,812    10,288     3,070      13,358
   INVESTMENT SECURITIES                31,105    (4,281)     26,824     2,804       619       3,423
   OTHER INTEREST-EARNING ASSETS         3,439    (2,081)      1,358     4,801       204       5,005
                                       -------  ---------    -------   -------   -------     -------

TOTAL INTEREST EARNING ASSETS           72,978    (15,058)    57,920    20,612     2,532      23,144
                                       -------  ---------    -------   -------    ------     -------

INTEREST-BEARING LIABILITIES
   LOANS PAYABLE                        12,363        443     12,806     (938)       642        (296)
   REPURCHASE AGREEMENTS                30,287     (6,391)    23,896     8,854     1,809      10,663
   DEPOSITS                              7,153        158      7,311     3,188     1,300       4,488
   OTHER BORROWED FUNDS                  7,243      2,092      9,335       642      (502)        140
                                       -------  ---------    -------   -------    ------     -------

TOTAL INTEREST -BEARING LIABILITIES     57,046    (3,698)     53,348    11,746     3,249      14,995
                                       -------  --------     -------   -------    ------     -------

NET INTEREST-EARNING ASSETS            $15,932  $(11,360)    $ 4,572   $ 8,866    $ (717)    $ 8,149
                                       =======  ========     =======   =======    ======     =======


         INTEREST INCOME

         Total interest income increased from approximately $67.0 million during 1996, to $90.1 million during 1997, and to $148.1 million during 1998. The increase in interest income is primarily related to the increase in Doral Financial's total average interest earning assets, which increased by approximately $913.9 million during 1998 and by approximately $288.0 million during 1997.

         Interest income on loans increased by $21.9 million or 67% during 1998 as compared to 1997, and by $1.4 million or 4% during 1997 as compared to 1996. The increase during 1998 reflected an increase in the level of loans held by Doral Financial as compared to 1997, due to the increased volume of loan originations.

          Interest income on mortgage-backed securities increased by $7.8 million or 17% during 1998 as compared to 1997, after increasing by $13.4 million or 42% from 1996 to 1997. The increases during these periods reflected an increase in the average balance of mortgage-backed securities, which increased from $460.4 million during 1996 to $607.9 million during 1997 to $757.8 million during 1998. The increase in mortgage-backed securities reflected the strategy of Doral Financial to hold tax exempt securities for longer periods prior to sale in order to maximize tax exempt interest income on such securities.

         Interest income on investment securities increased by $26.8 million or 492% from 1997 to 1998, and by $3.4 million or 169% from 1996 to 1997. The increase in this category of interest income also reflected Doral Financial's strategy to increase its tax exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial's status as a foreign corporation for U.S. income tax purposes. The average balance of investment securities was $478.9 million for the year ended December 31, 1998, as compared to $71.4 million and $30.0 million for the years ended December 31, 1997 and 1996, respectively.

         Interest income on other interest earning assets increased by $1.4 million or 21% from 1997 to 1998, as compared to an increase of $5.0 million from 1996 to 1997. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 1997 to 1998 was due primarily to higher liquidity and the investment of such liquidity in reverse repurchase agreements and term deposits. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income by entering into new business segments, such as commercial banking and broker-dealer services.

         INTEREST EXPENSE

         Total interest expense increased to $114.8 million during 1998 compared to $61.4 million for 1997, an increase of 87%, and increased by $15.0 million from 1996 to 1997, an increase of 32%. The large increase in interest expense for 1998 was due primarily to the increase in the average amount of interest-bearing liabilities used to fund the increase in interest earning assets. Average interest bearing liabilities increased to $2.0 billion at an average cost of 5.66% for the year ended December 31, 1998, compared to $1.1 billion at an average cost of 5.80% for the year ended December 31, 1997, and $818.3 million at an average cost of 5.68% for the year ended December 31, 1996.

         Interest expense related to loans payable increased by $12.8 million or 96% during 1998, and decreased from 1996 to 1997 by $296,000 or 2.2%. This increase during 1998 was due to the increase in borrowings used to fund the Company's increased volume of loan originations. The decrease during 1997, was largely the result of Doral Financial's efforts to diversify its funding sources for loan production by obtaining lower cost borrowings as well as longer term borrowings. The weighted-average interest rate cost for borrowings under Doral Financial's warehouse lines of credit was 7.18% for 1998, compared to 7.05% for 1997 and 6.71% for 1996.

         Interest expense related to securities sold under agreements to repurchase increased by $23.9 million or 75% during 1998 as compared to 1997, and $10.7 million or 51% during 1997 as compared to 1996. The increase during 1998 reflected increased borrowings to finance mortgage-backed securities and other investment securities. The weighted average interest rate of borrowings under repurchase agreements was 5.18% for 1998, 5.78% for 1997 and 5.45% for 1996.

         Interest expense on deposits increased by $7.3 million or 73% during 1998 as compared to 1997, and increased by $4.5 million or 81% during 1997 as compared to 1996. The increase in interest expense on deposits reflects the increase in deposits held at Doral Bank to $533.1 million at December 31, 1998, from $300.5 million as of December 31, 1997 and $158.9 million as of December 31, 1996. The growth in deposits reflects the opening of additional branches by Doral Bank, which currently operates through eleven branches, and the offering of competitive rates. Doral Bank intends to continue its branch expansion program during 1999. Doral Bank's average interest cost of deposits was 4.40% during 1998, 4.36% during 1997 and 3.80% during 1996.

         Interest expense on other borrowed funds increased by $9.3 million or 145% during 1998 as compared to 1997, and increased by $140,000 or 2.2% during 1997 as compared to 1996. Interest expense on other borrowed funds includes various term notes issued by Doral Bank, Doral Financial's $75 million senior notes due October 10, 2006, and Doral Bank's advances from the FHLB-NY, as well as various other borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses relates to loans held by Doral Financial. The provision is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value of any underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan losses.

         Doral Financial made provisions to its allowance for loan losses of $883,000, $792,000 and $797,000, for the years ended December 31, 1998, 1997 and
1996, respectively. The provision increased by $91,000 from 1997 to 1998 primarily as a result of the increase in the size of Doral Financial's loan portfolio and an increase in the amount of construction loans and commercial mortgage loans for which Doral Financial provides a higher allowance for loan losses.

         NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales. Net gain from mortgage loan sales increased by 193% during 1998 and by 63% from 1996 to 1997. The increase in 1998 was the result of increased volume of loan production and the ability of the Company to obtain higher profitability on sales of various loan products, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. Loan servicing fees depend on the type of mortgage loan being serviced and for residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in loan originations and bulk purchases of servicing rights. Doral Financial's strategy is to rely primarily on internal mortgage loan originations to increase the size of its servicing portfolio. During the second and third quarters of 1997, Doral Financial engaged in several bulk purchases of mortgage servicing rights, whereby it acquired the rights to service approximately $1.0 billion in principal amount of loans. During 1998, the Company purchased servicing rights to approximately $229.2 million of mortgages through bulk purchases. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         Servicing income increased 45% from 1997 to 1998, and 29% from 1996 to 1997. Increases in the amount of loan servicing income for 1998 and 1997 were primarily due to increases in the principal amount of loans serviced as compared to prior years. The mortgage servicing portfolio was approximately $6.2 billion at December 31, 1998, compared to $4.7 billion as of December 31, 1997 and $3.1 billion as of December 31, 1996. At December 31, 1998, less than 5% of Doral Financial's servicing portfolio was related to mortgages originated outside Puerto Rico.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $644 million, $279 million, and $201 million for the years ended December 31, 1998, 1997 and 1996, respectively. This represented approximately 12%, 7%, and 7%, respectively, of the average principal amount of mortgage loans serviced during such periods. The primary means used by Doral Financial to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

         Trading Account Profit. Trading account profit includes any unrealized gains or losses in the market value of its securities held for trading. Trading account activities for the year ended December 31, 1998 resulted in gains of $6.1 million, compared to gains of $10.1 million in 1997 and $15.4 million in 1996. For the years ended December 31, 1998, 1997 and 1996, trading account profits included $5.4 million, $6.6 million and $2.9 million, respectively, of unrealized gains on the value of its securities held for trading pursuant to SFAS No. 115. The decrease in trading account profits also reflects a higher proportion of sales of taxable securities which generally produce smaller gains.

         For the years ended December 31, 1998 and 1997, trading account profit included losses on options and futures contracts used for interest rate management purposes in the amount of $3.0 million and $1.3 million, respectively. For the year ended December 31, 1996, such activities produced gains in the amount of $3.1 million. The losses experienced during 1998 and 1997, were offset by increased gains on mortgage loans sales during such periods.

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities available for sale. This component of earnings increased 284% from 1997 to 1998, and 86% from 1996 to 1997. The large increase during 1998 was the result of a more favorable interest rate environment that increased the Company's volume of sale transactions and also allowed the Company to receive higher profits on sales.

         Gain on Sale of Servicing Assets. During the years ended December 31, 1998 and 1996, Doral Financial sold servicing rights to $103 million and $102 million, respectively, of mortgage loans, realizing pretax gains of approximately $1.8 million in each period. No such sales were made during 1997. While Doral Financial's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights on the mortgage loans it originates, Doral Financial may sell servicing rights in the future when market conditions are favorable.

         Commissions, Fees and Other Income. Other non-interest income, commissions and fees increased 80% in 1998 as compared to 1997, and 123% from 1996 to 1997. The increases during 1998 and 1997 were due primarily to increased commissions and fees earned by Doral Bank and Doral Securities.

         AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. See Note 2 to Doral Financial's Consolidated Financial Statements for more information regarding the accounting treatment of IOs. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on sale of loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during 1998 resulted in the recording of approximately $30.0 million of IOs, compared to $14.5 million and $15.9 million in 1997 and 1996, respectively. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Securities held for trading."

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of such IOs for each of the years ended December 31, 1998, 1997, and 1996, was approximately $3.7 million, $4.0 million and $1.6 million, respectively. The decrease in the amortization is due to a decrease in the amount of IOs held in the trading portfolio as a result of sales of $13.2 million and $6.1 million for the years ended December 31, 1998 and 1997, respectively.

         Beginning with the second quarter of 1995, following the implementation by Doral Financial of SFAS No. 122 (later superseded by SFAS No. 125), whenever Doral Financial originates a mortgage loan, it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statement of Income. During the years ended
December 31, 1998, 1997 and 1996, Doral Financial capitalized $32.9 million, $28.9 million and $10.8 million respectively, in servicing assets. The increase in the creation of servicing assets reflects increased mortgage loan production during such periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statement of Condition of Doral Financial.

         Doral Financial's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of "Non-interest expense-Amortization of Servicing Assets" in Doral Financial's Consolidated Statements of Income. During 1998, total amortization of servicing assets amounted to $6.7 million versus $3.4 million for 1997 and $1.0 million for 1996.

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:

TABLE P
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                            1998               1997               1996
                                                                            ----               ----               ----
Balance at beginning of period.............................                $46,416            $20,969            $11,164
Capitalization of rights...................................                 23,244             13,980             10,804
Rights sold................................................                    (54)                 -                  -
Rights purchased...........................................                  9,632             14,904                  -
Amortization:
         Scheduled.........................................                 (5,739)            (3,437)              (999)
         Unscheduled.......................................                   (931)                 -                  -
                                                                           -------            -------            -------
Balance at end of period                                                   $72,568            $46,416            $20,969
                                                                           =======            =======            =======

         Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and servicing assets can adversely affect Doral Financial's revenues and liquidity by increasing the amortization rates for servicing assets and IOs, as well as requiring Doral Financial to recognize an impairment against income over and above scheduled amortization. See "Interest Rate Management." The portion of Doral Financial's mortgage servicing portfolio consisting of the servicing asset that was originated by Doral Financial prior to the adoption of SFAS No. 122 is not reflected as an asset on Doral Financial's Consolidated Financial Statements, and is not subject to amortization or impairment.

         NON-INTEREST EXPENSE

         Total non-interest expense increased by 72% in 1998 as compared to 1997, and 21% from 1996 to 1997, reflecting additional costs mainly associated with the expansion of Doral Financial's loan origination and servicing capacity. During 1998, this expansion included the opening of seven additional branches of Doral Mortgage and of six additional branches of Doral Bank throughout Puerto Rico. The increase in expenses also reflected the Company's expansion into the mainland United States through the opening of a wholesale residential mortgage and a multifamily lending operation, the establishment of a specialized construction loan department and additional costs reflecting the increase in the servicing portfolio.

         PUERTO RICO INCOME TAXES

         The Puerto Rico maximum statutory corporate income tax rate is 39%. For 1998, the effective income tax rate of Doral Financial was 11.7% as compared to 13.9% for 1997 and 13.5% for 1996. The decrease in effective tax rates for 1998 compared to 1997 and 1996 was mainly due to additional tax exempt income as a result of a larger portfolio of tax exempt securities.

         The lower effective tax rates (as compared to the maximum statutory rate) experienced by the Company reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. The Company also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico income taxation. Net income tax savings to Doral Financial attributable to this exemption amounted to approximately $13.2 million, $8.1 million, and $8.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. See
Note 19 to Doral Financial's Consolidated Financial Statements for a reconciliation of the provision for income taxes to the amount computed by applying the applicable Puerto Rico statutory tax rates to income before taxes.

         Effective August 1, 1997, the Puerto Rico Internal Revenue Code was amended to limit tax exemption to those FHA and VA loans and GNMA securities backed by such loans that are used to finance the original acquisition of newly constructed homes.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors and mortgage loans sold to certain other purchasers, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the year ended December 31, 1998, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $5.8 million.

         Doral Financial's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities (in most cases until such loans are sold and the lenders repaid) and revenues from operations. In the past, Doral Financial has also relied on privately-placed and publicly offered debt financing and public offerings of preferred and common stock. Doral Financial's bank subsidiary also relies on deposits, borrowings from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY.

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of December 31, 1998 and 1997:


TABLE Q
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

                                                                               AS OF DECEMBER 31,
                                                      ---------------------------------------------------------------------
                                                                    1998                                 1997
                                                      --------------------------------     --------------------------------
                                                            AMOUNT          AVERAGE              AMOUNT           AVERAGE
                                                          OUTSTANDING         RATE             OUTSTANDING         RATE
Repurchase Agreements...............................       $1,197,328         5.26%               $838,142         5.93%
Loans Payable.......................................          426,704         6.69%                238,770         7.20%
Deposits............................................          533,113         4.30%                300,494         4.36%
Notes Payable.......................................          199,733         7.03%                164,934         7.24%
Advances from FHLB..................................           32,000         6.34%                 32,000         6.25%

         Doral Financial is dependent upon its ability to access warehouse, gestation and repurchase facilities, in addition to its ability to continue to pool and sell loans in the secondary mortgage market. It borrows money under warehousing lines of credit to fund its mortgage loan originations and repays the borrowing as the mortgages are sold or securitized. The warehousing lines of credit then become available for additional borrowings. Included among Doral Financial's warehousing line of credit facilities are gestation or pre-sale facilities that permit the Company to obtain more favorable rates once mortgage loans are in the process of securitization but prior to actual issuance of the mortgage-backed securities, as well as to finance such mortgage-backed securities upon their issuance. Some of Doral Financial's warehousing lines of credit are subject to termination at the discretion of the lender. Doral Financial has several warehousing and gestation facilities totaling $626 million as of December 31, 1998, of which $426.7 million was outstanding as of such date. See Note 14 to Doral Financial's Consolidated Financial Statements included elsewhere herein for more information on Doral Financial's warehousing lines of credit.

         Doral Financial also had available repurchase agreements lines of credit (excluding the gestation lines referred to above) of approximately $2.7 billion at December 31, 1998, of which $1.2 billion was outstanding. Under these agreements, the Company sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities, collateralized mortgage obligations or other investment securities and simultaneously agrees to repurchase them at a future date at a fixed price. Doral Financial uses the proceeds of such sales to repay borrowings under its warehousing lines of credit and to finance the cost of carrying its mortgage-backed securities and other investment securities. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under Doral Financial's warehousing lines of credit. The Company's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions. See
Note 15 to Doral Financial's Consolidated Financial Statements included elsewhere herein for more information on Doral Financial's repurchase agreements.

         Doral Bank obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of December 31, 1998, Doral Bank held approximately $533.1 million in deposits (excluding $4.1 million in deposits from affiliates that are eliminated in the preparation of Doral Financial's Consolidated Financial Statements) at a weighted-average interest rate of 4.30%. For additional information regarding Doral Bank's deposit accounts see Note 17 to Doral Financial's Consolidated Financial Statements included elsewhere herein.

         The following table presents the average balance and the average rate paid on each deposit type of Doral Bank for the period indicated.


TABLE R
AVERAGE DEPOSIT BALANCE
DOLLARS IN THOUSANDS)



                                                                     YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------
                                                    1998                       1997                        1996
                                                    ----                       ----                        ----

                                               AVERAGE       AVERAGE       AVERAGE       AVERAGE      AVERAGE      AVERAGE
                                               BALANCE        RATE         BALANCE        RATE        BALANCE       RATE
                                               -------        ----         -------        ----        -------       ----

Certificates of deposit.................      $232,702        5.77%        $147,143       6.01%       $82,670       5.87%
Regular passbook savings................        29,054        4.74%          16,233       4.42%        13,856       4.36%
Now accounts............................        36,075        5.06%          10,189       4.40%         3,287       3.46%
Non-interest bearing....................        95,726           -           56,010          -         45,777          -
                                              --------        ----         --------       ----        -------       ----
         Total deposits.................      $393,557        4.40%        $229,575       4.36%      $145,590       3.80%
                                              ========        ====         ========       ====       ========       ====

         The following table sets forth the maturities of Doral Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 1998.


TABLE S
DEPOSIT MATURITIES
(IN THOUSANDS)
                                                                 AMOUNT
                                                                --------
Certificate of deposit maturing
         Three months or less........................           $ 32,682
         Over three through six months...............             19,949
         Over six through twelve months..............             31,793
         Over twelve months..........................             91,906
                                                                --------
         Total.......................................           $176,330
                                                                ========

         As of December 31, 1998 and 1997, Doral Bank had approximately $96.8 million and $60.3 million, respectively, in brokered deposits obtained through broker-dealers. Doral Bank uses such deposits as a source of long-term funds.

         Doral Bank, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At December 31, 1998, Doral Bank had $32 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 6.34%. In addition, as of December 31, 1998, Doral Bank had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.08%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank Bid Rate for dollar deposits ("LIBID"). The interest rate on such floating rate notes has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to a one-time upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the note as a result of the recent changes to Section 936 of the Internal Revenue Code. Because Doral Bank has the right to prepay the notes upon an upward adjustment of the rate, in all but one of the three cases in which the investor has requested an upward adjustment, Doral Bank has been successful in negotiating a rate adjustment below 100% of LIBID.

REGULATORY CAPITAL RATIOS

         As of December 31, 1998, Doral Financial and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's and Doral Bank's regulatory capital ratios as of December 31, 1998, based on existing Federal Reserve and FDIC guidelines.


TABLE T
REGULATORY CAPITAL RATIOS



                                                  DORAL                 DORAL
                                                FINANCIAL                BANK
                                                ---------                ----
Tier 1 Capital Ratio (Tier 1 capital
to risk weighted assets)..................        16.5%                 13.2%
Total Capital (total capital to risk
weighted assets)..........................        16.8%                 13.3%
Leverage Ratio (Tier 1 capital to
average assets)...........................        9.2%                   8.0%

         As of December 31, 1998, Doral Bank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

         On February 19, 1998, Doral Financial completed the sale of 1,817,000 shares of common stock pursuant to an underwritten public offering at a price to the public of $24.00 per share, resulting in net proceeds to Doral Financial of approximately $40.6 million after deducting expenses of the offering. On February 22, 1999, Doral Financial completed the sale of 1,495,000 shares of its 7% Noncumulative Monthly Income Preferred Stock at a price to the public of $50.00 per share, resulting in net proceeds to the Company of approximately $72.1 million, after deducting expenses of the offering.

         Doral Financial expects that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations. Doral Financial will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that Doral Financial will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

         At December 31, 1998, Doral Financial's total assets were $2.9 billion compared to $1.9 billion at December 31, 1997. The increase in assets was due primarily to net increases in the securities portfolio of $204.1 million, a net increase of $512.3 million in the Company's loans held for sale and loans receivable, and an increase of $155.3 million in money market accounts. The increase in loans held for sale and loans receivable was due to increased volume of loan originations. Total liabilities were $2.6 billion at December 31, 1998, compared to $1.7 billion at December 31, 1997. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts at Doral Bank, and warehousing loans. At December 31, 1998, deposit accounts totaled $533.1 million, compared to $300.5 million at December 31, 1997. As of December 31, 1998, Doral Bank had $805 million in assets, compared to $428 million at December 31, 1997.

INTEREST RATE MANAGEMENT

         General. Changes in interest rates can affect the volume of mortgage loan originations, the net interest income earned on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings.

         Lower interest rates tend to increase demand for mortgage loans for home purchases, as well as the demand for refinancing of existing mortgages. Higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans and reduce demand for refinance loans. A substantial portion of Doral Financial's total mortgage loan originations have consistently been comprised of refinance loans. For the years ended December 31, 1998, 1997 and 1996, refinanced loans represented approximately 62%, 51% and 47%, respectively, of Doral Financial's total dollar volume of mortgage loans originated (excluding purchases from third parties). As a result, higher interest rates may adversely affect the volume of loan originations and income related to mortgage loan sales. Although Doral Financial has increased home purchase originations, a significant future increase in mortgage interest rates in Puerto Rico would adversely affect Doral Financial's business if it results in a significant decrease in refinancing of mortgage loans.

         If long-term interest rates increase between the time Doral Financial commits to or establishes an interest rate on a mortgage loan and the time commitments to purchase the mortgage loan are obtained or the loan is sold, Doral Financial may realize a reduced gain or loss on such sale. The Company does not generally hedge conventional loans in the pipeline or in the process of origination because Doral Financial does not generally permit customers to lock-in an interest rate prior to closing. Instead, the interest rates on these loans are generally fixed at closing based on a certain spread over a prevailing rate that adjusts weekly, based on the FHLMC auction for residential mortgages. For FNMA and FHLMC conforming loans and FNMA and FHLMC mortgage-backed securities, Doral Financial seeks to sell or to obtain commitments for the sale of such loans or mortgage-backed securities as soon as practicable following the funding of such loans. Conforming loans are normally sold to institutional investors or to FNMA and FHLMC. To the extent Doral Financial does engage in offerings of mortgage products which lock-in the interest rate until the closing date, it attempts to enter into forward commitments to sell such loans at the time it fixes the rates for the loans. As of December 31, 1998, Doral Financial had $539.5 million of commitments by third party investors to sell mortgage loans and mortgage-backed securities.

         Non-conforming conventional loans are normally sold in bulk to local financial institutions. The sale of non-conforming conventional loans normally takes longer than the sale of conforming mortgage loans. Accordingly, Doral Financial attempts to manage this market risk through the purchase of listed options on U.S. Treasury futures contracts, as well as through the purchase of option contracts in the over-the-counter market on other interest rate sensitive instruments, which tend to increase in value when interest rates increase. Options are contracts that grant the purchaser the right to buy or sell the underlying asset by a certain date for a specified price. Futures are commitments to either purchase or sell designated instruments (such as U.S. Treasury Note contracts or Eurodollar certificates of deposit) at a future date for a specified price. Future contracts are generally traded on an exchange, are marked to market daily and are subject to initial and maintenance margin requirements.

         In the case of Puerto Rico tax exempt GNMA securities, which Doral Financial normally holds for longer periods, prices tend to be more stable than for U.S. taxable GNMA securities because their tax exempt status under Puerto Rico law makes them more attractive to retail investors. This relative stability of prices for Puerto Rico GNMA securities allows Doral Financial to carry out a less aggressive hedging strategy to attempt to protect the value of these assets than what might otherwise be required. Doral Financial seeks to protect itself from the market risk associated with its inventory of GNMA securities by purchasing listed options on treasury bond futures contracts and other interest rate sensitive instruments, as well as purchasing options on U.S. GNMA securities in the over-the-counter market.

         With respect to GNMA securities that are originated by Doral Financial and no longer qualify for Puerto Rico tax exemption, Doral Financial implements a less aggressive hedging strategy because it intends to sell such securities in the United States market as soon as practicable following completion of the securitization process.

         Declines in interest rates can adversely affect Doral Financial's revenues by increasing prepayment rates and causing an increase of the amortization of servicing assets and IOs, or causing an impairment to be recognized with respect to such assets. Moreover, increased prepayment rates can reduce Doral Financial's servicing income by decreasing the size of Doral Financial's servicing portfolio. To date, Doral Financial has not used synthetic hedge devices to protect its servicing income or the value of its servicing assets or IOs from the risks presented by interest rate fluctuations. The primary means used by Doral Financial to reduce the sensitivity of the Company's servicing income and the value of its servicing asset due to a possible reduction of its servicing portfolio has been the development of a strong retail origination network that has allowed Doral Financial to increase or maintain the size of its servicing portfolio even during periods of high prepayments, such as those experienced during 1993 and 1998.

         The net interest income of Doral Financial is also subject to interest rate risk because its interest earning assets and interest bearing liabilities reprice at different times and at varying amounts. Most of Doral Financial's interest earning assets, including its mortgage loans and mortgage-backed securities, are fixed rate interest earning assets that are not subject to repricing (except for the replacement of assets through repayments, sales and new originations) while the short-term borrowings used to finance these positions normally reprice on a periodic basis (e.g., daily, monthly or quarterly). Doral Financial manages the risk to its net interest income through a combination of the internal management of the composition of its assets and liabilities and through the use of hedging instruments. Internal asset/liability management policies include the attraction of longer term funds through the use of long-term repurchase agreements and other borrowings such as senior notes, term notes, and FHLB-NY advances. The Company also attempts to obtain long-term deposits, including brokered certificates of deposit.

         In addition to the use of the internal asset-liability management policies discussed above, Doral Financial has used interest rate swap agreements to effectively fix the cost of short-term funding sources which are used to finance the funding and holding of interest-earning assets with longer maturities. An interest rate swap is an agreement where one party (in this case, Doral Financial) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a securities broker-dealer) in exchange for receiving a variable rate of interest on the same notional amount for a pre-determined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. As of December 31, 1998, Doral Financial, through Doral Bank, had in place various interest rate swap agreements with an aggregate notional amount of $105 million. The Company also purchases put options on futures contracts for Euro-dollar instruments in an attempt to manage the risk to its net interest income.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities (primarily fixed-rate GNMA certificates) and other investment securities. Generally, the value of fixed rate securities declines when interest rates rise, and conversely, increase when interest rates fall. At December 31, 1998, Doral Financial held $606.9 million of mortgage-backed and other investment securities (all of which carried fixed interest rates) which were classified as held for trading and reported at fair value, with unrealized gains and losses included in earnings. In addition, at December 31, 1998, Doral Financial held $408.9 million of investment securities (all of which carried fixed interest rates) which were classified as available for sale and reported at fair value, with unrealized gains or losses reported as a segregated component of stockholders' equity. Accordingly, declines in the value of Doral Financial's securities held for trading and available for sale could have a negative impact on Doral Financial's earnings or financial condition. In order to hedge the interest rate risk associated with Doral Financial's portfolio of securities held for trading and available for sale, Doral Financial may use a variety of hedging instruments including listed put and call options and futures contracts on financial instruments (primarily Eurodollar certificates of deposit and U.S. Treasury note contracts). In determining the amount of its portfolio to hedge, Doral Financial will consider, among other things, the volatility of prices of its securities. As noted above, the prices for Puerto Rico tax exempt GNMA securities tend to be more stable than their U.S. counterparts.

         In the future, Doral Financial may use alternative hedging techniques including futures, options, interest rate swap agreements or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, Doral Financial's profitability may be adversely affected. For additional information on the use of derivatives to manage interest rate risk, see "Derivatives" below.

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of December 31, 1998. Condensed information as of December 31, 1997 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held for sale and securities held for trading are assumed to mature within one year. Off balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under the swap agreements.



TABLE U
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                  1 YEAR       1 TO 3         3 TO 5     OVER 5     NON-INTEREST
           AS OF DECEMBER 31, 1998               OR LESS        YEARS          YEARS      YEARS     RATE BEARING      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Money Market Instruments                     $  312,751    $      --     $      --    $     --    $        --    $  312,751
   Total Loans                                     898,048       12,849         9,067     130,071      1,050,035
   Securities Held for Trading                     606,918           --            --          --             --       606,918
   Securities Available for Sale                   213,786           --         8,040     187,062             --       408,888
   Securities Held to Maturity                          --           --        34,541     156,237             --       190,778
   FHLB Stock                                           --           --            --       6,914             --         6,914
   Other assets                                         --           --            --          --        341,829       341,829
                                                ----------    ---------     ---------    --------    -----------    ----------
   TOTAL ASSETS                                 $2,031,503    $  12,849     $  51,648    $480,284    $   341,829    $2,918,113
                                                ==========    =========     =========    ========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Loans Payable                                $  426,704    $      --     $      --    $     --    $        --    $  426,704
   Repurchase Agreements                         1,168,328       10,000            --      19,000             --     1,197,328
   Deposits                                        304,389       53,161        57,158         913        117,492       533,113
   Other Borrowed Funds                             71,048       58,410        10,275      92,000             --       231,733
   Other Liabilities                                    --           --            --          --        259,676       259,676
   Stockholders' equity                                 --           --            --          --        269,559       269,559
                                                ----------    ---------     ---------    --------    -----------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,970,469    $ 121,571     $  67,433    $111,913    $   646,727    $2,918,113
                                                ==========    =========     =========    ========    ===========    ==========

Off Balance Sheet Instruments - Interest
   Rate Swaps                                   $  105,000    ($  5,000)    ($100,000)   $     --    $        --    $       --
Interest Rate Sensitivity Gap                      166,034     (113,722)     (115,785)    368,371       (304,898)           --
Cumulative Interest Rate Sensitivity               166,034       52,312       (63,473)    304,898             --            --
Cumulative Gap to Interest Earning Assets             6.44%        2.03%        -2.46%      11.83%            --            --




         CONDENSED INTEREST RATE
          SENSITIVITY ANALYSIS               1 YEAR       1 TO 3     3 TO 5      OVER 5    NON-INTEREST
         AS OF DECEMBER 31, 1997             OR LESS      YEARS       YEARS       YEARS    RATE BEARING     TOTAL
-----------------------------------------   --------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Off-Balance Sheet Instruments - Interest
   Rate Swaps                               $ 55,000    ($ 5,000)   ($ 50,000)   $     --    $      --    $        --
Interest Rate Sensitivity Gap                   (947)    (35,564)    (101,815)    305,562     (167,236)            --
Cumulative Interest Rate Sensitivity            (947)    (36,511)    (138,326)    167,236           --             --
Cumulative Gap to Interest Earning Assets      -0.06%      -2.15%       -8.13%       9.83%          --             --


         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net-income interest. As of December 31, 1998, the Company had a one year positive gap of approximately $166.0 million compared to a negative gap position of $947,000 as of December 31, 1997. The Company's positive gap within one year is due primarily to its large portfolio of mortgage loans held for sale and trading assets which the Company could attempt to sell within a short-time in a rising interest rate environment and replace them with higher yielding assets. While static gap analysis is a useful measure for determining short-term risk to future net interest income, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held for sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit.

         Derivatives. As described above, the Company uses derivatives to manage its interest rate risk. Derivatives include interest rate swaps, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter ("OTC") or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. Exchange traded derivatives include futures and options.

         Although the Company uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked to market basis with gains or losses charged to operations as they occur, except for interest rate swaps entered into by Doral Bank which are not reflected on the Company's Consolidated Financial Statements. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities after the application of netting arrangements. For the year ended December 31, 1998, average assets and liabilities related to derivatives were $2.5 million and $2.4 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on the Company's statement of condition totaled $3.7 billion and $1.7 billion, respectively, as of December 31, 1998. Notional amounts indicate the volume of derivatives activity but do not represent the Company's exposure to market or credit risk. Amounts do not include interest rate swaps in the aggregate amount of $105 million held at Doral Bank. For additional information regarding the Company's investment in derivatives, see Note 30 to the Company's Consolidated Financial Statements.

         The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The Company generally manages its risks by taking risk offsetting positions.

         The credit risk of derivatives arises from the potential of a counterparty to default on its contractual obligations. Credit risk related to derivatives depend on the following: the current fair value of outstanding contracts with an entity; the potential credit exposure on the derivative over time; the extent to which legally enforceable netting arrangements allow the offsetting of contracts with the same entity to be netted against each other; the extent to which collateral held against the contract reduces credit risk; and the likelihood of defaults by the counterparty.

         To manage this credit risk, the Company deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

INFLATION

         Doral Financial is affected by inflation mainly in the areas of loan production and servicing fees. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Management" for a discussion of the effects of changes of interest rates on Doral Financial's operations.

CHANGES IN ACCOUNTING STANDARDS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS No. 133"). This new standard, which becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998, establishes accounting and reporting standards for derivative financial instruments and for hedging activities, and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs, or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management has determined to adopt this Statement during the third quarter of 1999 and believes that such adoption will not have a material effect on the Company's financial position or results of operations.

         Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for- Sale by a Mortgage Banking Enterprise. At December 31, 1998, Doral Financial adopted the provision of the Statement of Financial Accounting Standards (SFAS) No. 134," Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65. On the date this Statement is initially adopted, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held-for-sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's ability and intent, on the date this Statement is initially adopted, to hold those investments. Transfers from the trading category that result from implementing this Statement shall be accounted for in accordance with FASB 115. In connection with the adoption of this Statement, Doral Financial reclassified approximately $115.7 million of securities classified as trading securities to the held-to-maturity portfolio.

         Reclassification. Certain amounts reflected in the Company's Consolidated Financial Statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the presentation for 1998.

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

         Doral Financial does not own any proprietary software systems or applications and relies on those provided by third party vendors. The Company has completed the assessment of its computer hardware, software programs and data processing applications, including those provided by third party vendors. The Company has received revised programs from its third party vendors that have been modified to address the Year 2000 problem for the principal applications used in its mortgage banking, commercial banking and securities businesses. The Company began testing these revised programs and applications during the first week of October 1998. The testing for most of Company's software systems and applications including those applicable to mortgage servicing and commercial banking operations were substantially completed by December 31, 1998. Testing on certain applications used in mortgage originations that interface with FNMA, FHLMC and GNMA are expected be completed by June 30, 1999. The Company is using outside consultants to assist it in verifying all test results. The Company's mainframe computer, used principally in its commercial banking operations, is Year 2000 compliant, meaning that it can properly process and calculate date-related information after January 1, 2000. The Company is replacing other equipment, primarily desk top computers that are not Year 2000 compliant.

         Doral Financial does not anticipate that the Year 2000 problem will have a material adverse effect on its financial condition or results of operations. However, Year 2000 problems suffered by third parties, including providers of basic services, such as telephone, water, sewer and electricity, could have an adverse impact on the daily operations of the Company. The Company has completed contingency plans for its commercial banking operations and is in the process of modifying its existing business interruption contingency plans for its other operations to address disruptions that could be caused by the Year 2000 problem. These plans will include, among other things, performing certain processes manually, contracting third parties to perform certain operations and reducing or suspending impaired services. The Company intends to continue to review and modify its contingency plans as it acquires additional information through its ongoing Year 2000 program.

         The Company estimates that the costs of addressing Year 2000 issues will be approximately $1,000,000, of which $750,000 has already been spent. Most of such costs are directly related to the costs of replacing existing equipment, primarily desktop computers, which have been fully depreciated on the Company's financial statements. The Company has and intends to continue to fund such costs through operating cash flow.

         As a bank holding company, Doral Financial could be subject to enforcement action by federal banking authorities if it fails to adequately address the Year 2000 problem.

RECENT DEVELOPMENTS

         Expansion into Mainland United States. During the second quarter of 1998, Doral Financial, through Doral Bank, organized a new mortgage banking subsidiary, Doral Money, Inc., which commenced a wholesale residential mortgage operation in Chicago and a multi-family and commercial real estate lending unit in the New York metropolitan area. Doral Money accounted for approximately 11% of the Company's total loan originations for the year ended December 31, 1998. The Company is also in the process of opening a new federal savings association in the New York metropolitan area, which it expects will commence operations during the third quarter of 1999. Doral Financial intends to continue to search for new business opportunities in Puerto Rico as well as to explore additional expansion in the mainland United States.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 1999 Annual Meeting of stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission on March 22, 1999.

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

               (3) Exhibits.


EXHIBIT
NUMBER                                                    Description
------                                                    -----------
3.1(b)         Certificate of Designation creating 8% Convertible Cumulative Preferred Stock (Liquidation Preference
               $1,000 per Share.)(25)

3.1(c)         Second Restated Certificate of Incorporation of Doral Financial.(25)
3(1)(d)        Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A(28)
3(1)(e)        Certificate of Incorporation of Doral Financial as currently in effect. (32)

3.2            By-laws of Doral, as amended as of October 19, 1999.(29)

4.1            Common Stock Certificate.(25)

4.2            1997 Employee Stock Option Plan(26)

10.14          Doral Restricted Stock Plan.(3)
10.28          Mortgage Loan Origination and Servicing Agreement among Doral, Puerto Rico Housing Finance
               Corporation and Banco Popular de Puerto Rico, dated December 23, 1997 (27)

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

10.32          Warehousing Loan Agreement dated September 8, 1995 between Doral and Banco Santander Puerto
               Rico.(14)

10.33          Loan Agreement dated November 25, 1987 between Doral and Scotiabank de Puerto Rico.(4)

10.35          Employment Agreement dated May 1, 1997 between Doral and Salomon Levis.(23)

10.36          Employment Agreement dated May 1, 1997 between Doral and Zoila Levis.(23)

10.37          Third Amendment to Loan Agreement dated June 5, 1991 between Doral and Scotiabank de Puerto Rico.(2)

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

10.59          Demand Note dated December 9, 1994.(14)



EXHIBIT
NUMBER                                                    Description
------                                                    -----------
10.60          Form of Medium Term Note, 1994 Series Puerto Rico-A.(14)

10.62          Exchange Agreement dated July 9, 1997, between Doral and Popular, Inc..(24)

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

10.69          Indenture, dated as of October 10, 1996, between the Company and Bankers Trust Company, as trustee, including form of Senior Note. (20)

10.70          Employment Agreement, dated as of December 1, 1998, between Doral Financial and Mario S. Levis.(32)

10.71          Employment Agreement, dated as of December 31, 1996, between Doral Mortgage and Edison Velez.(22)

10.71(a) Amendment, dated March 1, 1997 to Employment Agreement dated as of December 31, 1996, between Doral Mortgage and Edison
               Velez.(23)

10.72          Employment Agreement, dated May 1, 1997 between Doral Bank and Jose G. Vigoreaux.(23)

10.73          Credit Agreement dated November 5, 1997, between Doral, Doral Mortgage, the lender party thereto and
               Bankers Trust Company as Agent.(27)

10.74          Second Amendment to First Amended and Restated Credit Agreement, with lenders thereto and Bankers
               Trust Company as agent, dated March 28, 1997.(27)

10.75          Third Amendment to First Amended and Restated Credit Agreement, dated as of June 27, 1997.(27)

10.76          Fourth Amendment to First Amended and Restated Credit Agreement, dated November 7, 1997.(27)

10.77          Amendment, dated July 22, 1998, to Employment Agreement dated as of December 31, 1996 between
               Doral Mortgage Corporation and Edison Velez.(30)

10.78          Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan.(30)

10.79          First Supplemental Indenture, dated as of October 19, 1998, between the Company and Bankers Trust
               Company.(31)

10.80          Fifth Amendment to First Amended and Restated Credit Agreement, dated as of June 6, 1998, among the Company, Doral Mortgage Corporation, Bankers Trust Company, as agent and lender, and the other lenders party thereto.(29)

10.81          First Amended and Restated Credit Agreement, dated as of June 26, 1998, between the Company, Doral
               Mortgage Corporation, Bankers Trust Company, as agent and lender, and the other lenders party thereto.(29)

10.82          Sixth Amendment to First Amended and Restated Credit Agreement, dated as of November 23, 1998, among the Company, Doral Mortgage Corporation, Bankers Trust Company, as agent and lender, and the other lenders party thereto.(32)

10.83          Employment Agreement with Francisco Rivero dated June 29, 1998.(32)

21             List of Doral's subsidiaries.(32)

23             Consent of PricewaterhouseCoopers LLP.(32)

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

     (3) Incorporated herein by reference to the same exhibit number of the Company's Form 10 filed with the Commission on October 7, 1988, as amended by Form 8 amendments thereto.

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

     (12) Reserved.

     (13) Reserved.

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

     (17) Reserved.

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

     (25) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

     (26) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S- 8 (No. 333-31283) filed with the Commission on July 15, 1997.

     (27) Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     (28) Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form 8-A filed with the Commission on February 17, 1991.

     (29) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

     (30) Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     (31) Incorporated herein by reference to the same exhibit number of the Company's Current Report on Form 8-K dated October 19, 1998.

     (32) Filed herewith.

     (b)       Reports on Form 8-K.

     (1) Current Report on Form 8-K ("Form 8-K"), dated October 7, 1998, reporting under Item 5 - "Other Items" the Company's unaudited results for the quarter ended September 30, 1998.

     (2) Form 8-K dated October 19, 1998, responding under the Item 5 - "Other Items" various amendments to the indenture securing the Company's 7.84% Senior Notes due 2006 and to the Company's By-laws.

     (3) Form 8-K, dated January 12, 1999, reporting under Item 5 - "Other Items" the Company's unaudited results for the quarter and year ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DORAL FINANCIAL CORPORATION



                                         By:    /s/  Salomon Levis
                                            ----------------------------------
                                                    Salomon Levis
                                              Chairman of the Board and
                                                 Chief Executive Officer
Date:  March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




                                                             Chairman of the Board and
                /s/ Salomon Levis                             Chief Executive Officer                 March 22, 1999
-------------------------------------------------
                  Salomon Levis
                                                                   Director and
              /s/ Richard F. Bonini                           Chief Financial Officer                 March 22, 1999
-------------------------------------------------
                Richard F. Bonini


            /s/ Edgar M. Cullman, Jr.                                Director                         March 22, 1999
-------------------------------------------------
              Edgar M. Cullman, Jr.


                                                                     Director
-------------------------------------------------
                  John L. Ernst


              /s/ Efraim Kier                                        Director                         March 22, 1999
-------------------------------------------------
                   Efraim Kier


                 /s/ Zoila Levis                                     Director                         March 22, 1999
-------------------------------------------------
                   Zoila Levis


             /s/ A. Brean Murray                                     Director                         March 22, 1999
-------------------------------------------------
                 A. Brean Murray


             /s/ Victor M. Pons, Jr.                                 Director                         March 22, 1999
-------------------------------------------------
               Victor M. Pons, Jr.


              /s/ Ricardo Melendez                                 Vice President and                 March 22, 1999
-------------------------------------------------              Principal Accounting Officer
                 Ricardo Melendez


                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           FOR INCLUSION IN FORM 10-K
                            ANNUAL REPORT FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION

                  DORAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                 MARCH 5, 1999



                                                                                                                    Page
                                                                                                               ---------------


Report of Independent Accountants.............................................................................       F-2

Consolidated Financial Statements

     Consolidated Statements of Financial Condition as of December 31, 1998 and 1997..........................       F-3

     Consolidated Statements of Income for the years ended
        December 31, 1998, 1997 and 1996 .....................................................................       F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995................      F-5

     Consolidated Statements of Changes in Stockholder's Equity for the years ended
        December 31, 1998, 1997 and 1996 .....................................................................       F-7

     Consolidated Statements of Comprehensive Income..........................................................       F-8

     Notes to Consolidated Financial Statements...............................................................       F-9



     All financial schedules have been omitted because they are not applicable, or because the information required is included in the consolidated financial statements or notes thereto.

(PricewaterhouseCoopers Logo)

                                                      PricewaterhouseCoopers LLP
                                                                   PO Box 363566
                                                          San Juan PR 00936-3566
                                                        Telephone (787) 754-9090


                       Report of Independent Accountants


To the Board of Directors
and Stockholders of
Doral Financial Corporation


In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders' equity, of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2001
Stamp 1537437 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report


March 5, 1999

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


(Dollars in thousands, except per share information)
                                                                                        1998               1997
                                                                                        ----               ----
                                                      ASSETS
Cash and due from banks                                                              $    31,945         $    17,390
                                                                                     -----------         -----------
Money market investments:
   Securities purchased under agreements to resell                                       120,733              44,862
   Time deposits with other banks                                                         51,549              50,000
   Other short term investments, at cost                                                 140,469              62,542
                                                                                     -----------         -----------

               Total money market investments                                            312,751             157,404
                                                                                     -----------         -----------

Loans:
   Mortgage loans held-for-sale, at lower of cost or market                              883,048             404,672
   Loans receivable, net                                                                 166,987             133,055
                                                                                     -----------         -----------

               Total loans                                                             1,050,035             537,727
                                                                                     -----------         -----------

Investment securities and other instruments:
   Trading securities, at fair value                                                     606,918             620,288
   Securities available-for-sale, at fair value                                          408,888             240,876
   Securities held-to-maturity, at amortized cost                                        190,778             143,534
   Federal Home Loan Bank of NY (FHLB) stock, at cost                                      6,914               4,692
                                                                                     -----------         -----------

               Total investment securities and other instruments                       1,213,498           1,009,390
                                                                                     -----------         -----------

Receivables and mortgage servicing advances                                               32,568              24,469
Broker dealers' operations receivable                                                    144,486              20,046
Accrued interest receivable                                                               23,570              13,537
Servicing assets, net                                                                     72,568              46,416
Property, leasehold improvements and  equipment, net                                      19,273              10,848
Cost in excess of fair value of net assets acquired, net                                   5,475               6,203
Real estate held for sale, net                                                             2,987               3,025
Prepaid and other assets                                                                   8,957              11,334
                                                                                     -----------         -----------

               Total assets                                                          $ 2,918,113         $ 1,857,789
                                                                                     ===========         ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold under agreements to repurchase                                       $ 1,197,328         $   838,142
Loans payable                                                                            426,704             238,770
Deposits                                                                                 533,113             300,494
Notes payable                                                                            199,733             164,934
Advances from FHLB                                                                        32,000              32,000
Broker dealers' operations payable                                                       142,002              19,041
Accrued expenses and other liabilities                                                   117,674              77,453
                                                                                     -----------         -----------

               Total liabilities                                                       2,648,554           1,670,834
                                                                                     -----------         -----------

Commitments and contingencies  (Note 23)
                                                                                     -----------         -----------

Stockholders' equity:
    Serial Preferred Stock, $1 par value, 2,000,000 shares
      authorized; 20,000 shares of 8% Convertible Cumulative
      Preferred Stock, $1 par value (liquidation preference $1,000 per share)
      designated, and 8,460 shares issued and outstanding                                      8                   8
    Common stock, $1 par value, 50,000,000 shares authorized;
       40,484,920 shares issued (1997 - 36,850,920); 40,428,920 shares
       outstanding (1997 - 36,794,920)                                                    40,485              36,851
    Paid-in capital                                                                       70,252              33,294
    Legal surplus                                                                          2,499               1,704
    Retained earnings                                                                    156,315             114,253
    Accumulated other comprehensive income, net of taxes                                      56                 901
    Treasury stock at par value, 56,000 shares held                                          (56)                (56)
                                                                                     -----------         -----------

                Total stockholders' equity                                               269,559             186,955
                                                                                     -----------         -----------

                Total liabilities and stockholders' equity                           $ 2,918,113         $ 1,857,789
                                                                                     ===========         ===========


  The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------
(Dollars in thousands, except per share information)

                                                                             1998           1997          1996
                                                                           --------       -------       -------
Interest income:
    Loans                                                                  $ 54,694       $32,768       $31,410
    Mortgage-backed securities                                               53,276        45,464        32,106
    Investment securities                                                    32,278         5,454         2,031
    Money market investments                                                  7,803         6,445         1,440
                                                                           --------       -------       -------

               Total interest income                                        148,051        90,131        66,987
                                                                           --------       -------       -------
Interest expense:
    Loans payable                                                            26,131        13,325        13,621
    Securities sold under agreements to repurchase                           55,561        31,665        21,002
    Deposits                                                                 17,326        10,014         5,526
    Other borrowed funds                                                     15,768         6,434         6,294
                                                                           --------       -------       -------
               Total interest expense                                       114,786        61,438        46,443
                                                                           --------       -------       -------
               Net interest income                                           33,265        28,693        20,544
Provision for loan losses                                                       883           792           797
                                                                           --------       -------       -------
               Net interest income after provision for loan losses           32,382        27,901        19,747
                                                                           --------       -------       -------
Non-interest income:
    Net gain on mortgage loan sales                                          49,551        16,883        10,362
    Trading account profit                                                    6,056        10,129        15,402
    Gain on sale of investment securities                                     6,052         1,576           846
    Servicing income                                                         21,782        14,995        11,659
    Gain on sale of servicing assets                                          1,829            --         1,813
    Commissions, fees and other income                                        3,070         1,703           764
                                                                           --------       -------       -------
               Total non-interest income                                     88,340        45,286        40,846
                                                                           --------       -------       -------
Non-interest expense:
    Compensation and benefits                                                21,158         8,111         8,982
    Taxes, other than payroll and income taxes                                1,747         1,403         1,087
    Advertising                                                               5,824         3,554         3,500
    Professional services                                                     4,920         3,283         2,671
    Telephone                                                                 2,780         2,171         1,813
    Rent                                                                      3,273         2,518         2,083
    Amortization of servicing assets                                          6,670         3,437           999
    Depreciation and amortization                                             2,941         2,298         1,796
    Maintenance                                                               1,566           971           694
    Other                                                                    10,004         7,644         5,689
                                                                           --------       -------       -------
               Total non-interest expense                                    60,883        35,390        29,314
                                                                           --------       -------       -------
               Income before income taxes and extraordinary item             59,839        37,797        31,279
                                                                           --------       -------       -------
Income taxes                                                                  7,007         5,249         4,238
                                                                           --------       -------       -------

Income before extraordinary item                                             52,832        32,548        27,041
Extraordinary item -
   non-cash loss on extinguishment of debt                                       --        12,317            --
                                                                           --------       -------       -------
               Net income                                                  $ 52,832       $20,231       $27,041
                                                                           ========       =======       =======
Earnings per share:
Basic:
    Income before extraordinary item                                       $   1.31       $  0.89       $  0.75
    Extraordinary item                                                           --         (0.34)           --
                                                                           --------       -------       -------
               Net income                                                  $   1.31       $  0.55       $  0.75
                                                                           ========       =======       =======
Diluted:
    Income before extraordinary item                                       $   1.26       $  0.85       $  0.71
    Extraordinary item                                                           --         (0.32)           --
                                                                           --------       -------       -------
               Net income                                                  $   1.26       $  0.53       $  0.71
                                                                           ========       =======       =======



  The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

(Dollars in thousands)

                                                                               1998             1997            1996
                                                                             --------         -------         -------
Cash flows from operating activities:
    Net income                                                              $    52,832       $  20,231       $  27,041
                                                                            -----------       ---------       ---------
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                               2,941           2,298           1,796
      Amortization of interest only strips held in trading securities             3,738           3,980           1,628
      Amortization of cost in excess of fair value of net assets
      acquired                                                                      728             359             375
      Amortization of servicing assets                                            6,670           3,437             999
      Extraordinary item                                                             --          12,317              --
      Deferred tax provision                                                        419           1,293           3,277
      Gain on sale of servicing assets                                           (1,829)             --          (1,813)
      Provision for loan losses                                                     883             792             797
      Origination and purchases of mortgage loans held for sale              (2,275,178)       (977,505)       (719,886)
      Principal repayments and sales of mortgage loans held for sale            621,711         434,487         368,573
      Purchases of securities held for trading                               (1,051,826)       (694,120)       (156,935)
      Increase in interest only strips, net                                     (16,848)         (8,395)        (15,900)
      Principal repayments and sales of securities held for trading           1,765,783         805,575         488,619
      Increase in servicing assets                                              (32,876)        (28,884)        (10,804)
      Increase in receivables and mortgage servicing advances                    (8,099)         (6,728)         (8,113)
      Increase in broker dealers' operations receivable                        (124,440)        (19,239)           (807)
      Increase in accrued interest receivable                                   (10,033)         (3,446)         (1,935)
      Decrease in payable related to short sales                                     --          (9,983)        (12,107)
      Increase in interest payable                                                7,657           1,252           2,388
      Increase in broker dealers' operations payable                            122,961          19,011              30
      Increase in accounts payable and other liabilities                         32,685          12,613           7,027
      Amortization of unearned compensation under employment                         --              97              96
      Decrease (increase) in prepaid and other assets                             2,377          (2,627)         (3,981)
                                                                            -----------       ---------       ---------
           Total adjustments                                                   (952,576)       (453,416)        (56,676)
                                                                            -----------       ---------       ---------
           Net cash used in operating activities                               (899,744)       (433,185)        (29,635)
                                                                            -----------       ---------       ---------

Cash flows from investing activities:
    Purchases of securities held-to-maturity                                    (28,919)       (158,939)        (54,480)
    Principal repayments and maturities of securities held-to-maturity           97,352         122,627          25,203
    Origination of loans receivable                                             (37,709)        (59,494)        (98,680)
    Principal repayments of loans receivable                                      3,311          55,205          21,270
    Purchases of securities available-for-sale                                 (522,038)       (331,052)         (4,639)
    Principal repayments and sales of securities available-for-sale             724,161         210,850           7,121
    Purchase of FHLB stock                                                       (2,222)         (1,200)         (2,040)
    Purchase of property, leasehold improvements and equipment                  (11,366)         (3,786)         (4,651)
    Payments of contingent purchase price of subsidiary                              --              --            (410)
    Decrease (increase) in real estate held for sale                                 38            (779)           (162)
    Proceeds from sale of servicing assets                                        1,883              --           1,813
                                                                            -----------       ---------       ---------
           Net cash provided (used) by investing activities                     224,491        (166,568)       (109,655)
                                                                            -----------       ---------       ---------


                                  (Continued)

   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

(Dollars in thousands)

                                                                               1998          1997           1996
                                                                               ----          ----           ----
Cash flows from financing activities:
    Increase in deposits                                                   $   232,619    $ 141,591     $  63,161
    Increase in securities sold under agreements to repurchase                 359,186      450,491        23,923
    Increase (decrease) in loans payable                                       187,934       78,646       (25,957)
    Increase (decrease) in common stock, net                                    40,592           (3)          476
    Proceeds from FHLB advances                                                     --       17,000         4,593
    Increase in notes payable                                                   34,799       12,808       100,443
    Dividends declared and paid                                                 (9,975)      (7,199)       (6,008)
                                                                           -----------    ---------     ---------

           Net cash provided by financing activities                           845,155      693,334       160,631
                                                                           -----------    ---------     ---------

Net increase in cash and cash equivalents                                      169,902       93,581        21,341
Cash and cash equivalents at beginning of year                                 174,794       81,213        59,872
                                                                           -----------    ---------     ---------

Cash and cash equivalents at the end of year                               $   344,696    $ 174,794     $  81,213
                                                                           -----------    ---------     ---------

Cash and cash equivalents include:
    Cash and due from banks                                                $    31,945    $  17,390     $  10,439
    Money market investments                                                   312,751      157,404        70,774
                                                                           -----------    ---------     ---------

                                                                           $   344,696    $ 174,794     $  81,213
                                                                           -----------    ---------     ---------

Supplemental Schedule of Noncash Activities:

   Loan securitizations                                                    $ 1,084,568    $ 398,329     $ 375,191
                                                                           -----------    ---------     ---------

   Reclassification of trading securities to held-to-maturity category     $   115,680    $      --     $      --
                                                                           -----------    ---------     ---------

   Conversion of subordinated debentures                                   $        --    $   1,540     $      --
                                                                           -----------    ---------     ---------

   Conversion of preferred stock                                           $        --    $      --     $   1,084
                                                                           -----------    ---------     ---------

   Extinguishment of debt                                                  $        --    $   8,460     $      --
                                                                           -----------    ---------     ---------

Supplemental Cash Flows Information:

    Cash used to pay interest                                              $   102,799    $  60,186     $  44,055
                                                                           -----------    ---------     ---------

    Cash used to pay income taxes                                          $    10,173    $   1,640     $   1,132
                                                                           -----------    ---------     ---------



   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

(Dollars in thousands)

                                                                             1998          1997          1996
                                                                             ----          ----          ----

PREFERRED STOCK:
    Balance at beginning of year                                           $      8      $     --      $    108
    Shares converted (serial)                                                    --            --          (108)
    Shares issued (8% convertible)                                               --             8            --
                                                                           --------      --------      --------
    Balance at end of year                                                        8             8            --
                                                                           --------      --------      --------

COMMON STOCK:
    Balance at beginning of year                                             36,851        36,500        35,536
    Common stock issued                                                       3,634            --           100
    Common stock converted                                                       --           351           864
                                                                           --------      --------      --------

         Balance at end of year                                              40,485        36,851        36,500
                                                                           --------      --------      --------

PAID-IN CAPITAL:
    Balance at beginning of year                                             33,294        11,340        11,720
    Shares issued                                                            36,958        20,768           380
    Shares redeemed                                                              --            (2)           (4)
    Shares converted                                                             --         1,188          (756)
                                                                           --------      --------      --------

         Balance at end of year                                              70,252        33,294        11,340
                                                                           --------      --------      --------

LEGAL SURPLUS:
    Balance at beginning of year                                              1,704            --            --
    Transfer of retained earnings per legal requirements
       due to conversion of Doral Bank                                           --         1,200            --
    Transfer from retained earnings                                             795           504            --
                                                                           --------      --------      --------

         Balance at end of year                                               2,499         1,704            --
                                                                           --------      --------      --------

RETAINED EARNINGS:
    Balance at beginning of year                                            114,253       102,925        81,892
    Net income                                                               52,832        20,231        27,041
    Cash dividends declared on common stock                                  (9,299)       (7,069)       (5,994)
    Cash dividends declared on preferred stock                                 (676)         (130)          (14)
    Transfer to legal surplus                                                  (795)       (1,704)           --
                                                                           --------      --------      --------

         Balance at end of year                                             156,315       114,253       102,925
                                                                           --------      --------      --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
    NET OF TAXES:
    Balance at beginning of year                                                901           (81)            9
    Net change in the fair value of investment securities
     available-for-sale, net of deferred taxes                                 (845)          982           (90)
                                                                           --------      --------      --------

         Balance at end of year                                                  56           901           (81)
                                                                           --------      --------      --------

TREASURY STOCK-AT COST:                                                         (56)          (56)          (56)
                                                                           --------      --------      --------

UNEARNED COMPENSATION UNDER EMPLOYMENT CONTRACTS:
    Balance at beginning of year                                                 --           (97)         (193)
    Amortization                                                                 --            97            96
                                                                           --------      --------      --------

         Balance at end of year                                                  --            --           (97)
                                                                           --------      --------      --------

Total stockholders' equity                                                 $269,559      $186,955      $150,531
                                                                           --------      --------      --------


   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

(Dollars in thousands)

                                                                             1998          1997          1996
                                                                             ----          ----          ----

Net income                                                                 $ 52,832       $20,231       $27,041
                                                                           --------       -------       -------

Other comprehensive income, net of tax:
   Unrealized net gains (losses) on securities arising during the
     period (net of taxes of $12 - 1998, $633 - 1997 and $(47) - 1996)           18           990           (73)

   Less:  reclassification adjustment for (gains) losses
             included in net income (net of taxes of $552 - 1998,
             $5 - 1997 and $11 - 1996)                                         (863)           (8)          (17)
                                                                           --------       -------       -------

Other comprehensive income (loss)                                              (845)          982           (90)
                                                                           --------       -------       -------

Comprehensive income, net of taxes                                         $ 51,987       $21,213       $26,951
                                                                           --------       -------       -------



   The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


1.       REPORTING ENTITY

         The accompanying consolidated financial statements include the accounts of Doral Financial Corporation ("DFC" or the "Company"), and its wholly-owned subsidiaries Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc., Doral Bank, Doral Securities, Inc., and Doral Money, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company operates under the Bank Holding Company Act (see Note 3) and its accounting and reporting policies conform with generally accepted accounting principles. It currently has three lines of business: 1) mortgage banking; 2) commercial banking; and 3) broker-dealer business. The Company operates through twenty-six mortgage banking offices in Puerto Rico, one mortgage banking office in Florida, one mortgage banking office in Illinois, one mortgage banking office in New York, eleven commercial banking branches in Puerto Rico, and one broker-dealer office in Puerto Rico, for a total of forty-one offices.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company is primarily engaged in the origination, purchase, securitization and sale of FHA, VA and conventional first and second mortgage loans and, to a lesser extent, in providing and/or arranging for interim financing for the construction of residences and other types of real estate developments. The Company, in combination with its subsidiaries, services FHA insured, VA guaranteed and conventional mortgage loans pooled for issuance of Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") backed securities and collateralized mortgage obligations certificates issued by grantor trusts established by the Company ("CMO Certificates"). The Company services loans for private investors, originates loans for investment and provides banking services through a Puerto Rico commercial bank, and provides brokerage services through Doral Securities, Inc. It is the Company's policy to hold some or all of its loans and securities for extended periods of time prior to sale.

         The following summarizes the most significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

         Use of Estimates in the Preparation of Financial Statements

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of uncertainties inherent in the estimation process, and due to possible changes in market and economic conditions that will affect fair values, it is possible that actual results could differ from those estimates.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


         Securities Held for Trading

         Securities that are bought and held principally for the purpose of selling them in the near term are classified as securities held for trading and reported at fair value. Realized and unrealized changes in market value are recorded separately in the trading profit or loss account in the period in which the changes occur. Interest income and expense arising from trading instruments are included in the income statement as part of net interest income rather than in the trading profit or loss account. The securitization of mortgage loans held-for-sale is recorded as a sale of mortgage loans and the purchase of a mortgage-backed security and are classified in accordance with Statement of Financial Accounting Standards No. 115.

         The Company recognizes as interest-only strips (IOs) amounts equal to the present value of servicing fees to be received in excess of rates normally paid to federally sponsored secondary market makers. The amounts recognized are estimated based upon the expected lives of the loans and using long-term interest rates that reflect the risks of the assets. The Company includes these IOs as securities held for trading. The IOs are realized over time through the receipt of the excess service fees. The Company periodically evaluates the net realizable value of its IOs based on the present value of the estimated remaining future excess servicing fees revenue, using current prepayment speed assumptions determined from market sources for similar type of loans and the same discount rate used to calculate the original excess servicing fees receivable asset. The IOs are amortized over a straight-line basis over their estimated life. The amortization is recorded as a reduction of interest income. Any impairment in the recorded value due to acceleration in anticipated prepayment experience is recognized as a reduction in income.

         Securities Held to Maturity

         Debt securities which the Company has the ability and intent to hold until their maturity are classified as securities held-to-maturity and reported at amortized cost. Premiums and discounts are amortized as an adjustment to interest income over the life of the related securities using a method that approximates the interest method.

         Securities Available-for-Sale

         Securities not classified as either securities held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholders' equity. Cost of securities sold is determined on the specific identification method.

         Securities Transactions of Broker Dealer

         Securities transactions of the Company's broker dealer operation are recorded on the trade date basis. At the end of the period, unsettled purchase transactions are recorded as part of the Company's position and as a payable while unsettled sales transactions are deducted from the Company's position and recorded as a receivable.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


         Mortgage Loans Held for Sale

         Mortgage loans held for sale are carried at the lower of cost or market computed on an aggregate portfolio basis. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which the change occurs. Loan origination fees and direct loan origination costs related to loans held-for-sale are deferred as an adjustment to the carrying basis of such loans until these are sold.

         Loans Receivable

         Loans receivable are held principally for investment purposes. These mainly consist of residential first and second mortgages, commercial and consumer loans.

         Loans receivable are stated at their unpaid balance, less unearned interest, net deferred loan fees or costs, and allowance for loan losses. Unearned interest on consumer loans is amortized using a method which results in a uniform level rate of return. Loan origination fees and costs incurred in the origination of loans held-for-investment are deferred and amortized using the interest method throughout the life of the loan as a yield adjustment.

         Allowance for Losses

         An allowance for losses is provided for estimated losses on loans receivable and real estate held for sale. The allowance for loan losses is established based upon a review of the loan portfolio, loss experience, economic conditions and other pertinent factors. Loan losses are charged and recoveries are credited to the allowance for loan losses, while increases to the allowance are charged to operations.

         Recognition of interest on loans receivable is discontinued when loans are more than 90 days in arrears, except on residential mortgage loans held by the Company's mortgage banking units. At that time, any interest accrued is reversed against interest income. Such interest, if ultimately collected, is credited to income in the period of the recovery. Loans for which the recognition of interest has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until principal and interest payments are brought up to date.

         The Company measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company performs impairment evaluation for small balance homogeneous loans on a group basis. Loans that are measured at fair value or at the lower of cost or fair value, are excluded. Loans are considered impaired when, based on management's evaluation, a borrower will not be able to fulfill its obligation under the original terms of the loan.

         Servicing Assets

         The Company sells or securitizes substantially all of the mortgage loans it produces and retains the related servicing rights. These servicing rights entitle the Company to a future stream of cash flows based on the outstanding principal balance of the mortgage loans and the contractual servicing fee. These fees are credited to income on a monthly basis.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


         Servicing rights retained in a sale or securitization are measured by allocating the carrying value of the loans between the assets sold and the interest retained, if any, based on their relative fair values, if practicable, at the date of sale or securitization and are presented in the accompanying statements of financial condition as servicing assets.

         Purchased servicing assets are initially recorded at their fair value which equals the amount paid. The amount capitalized is amortized in proportion to, and over the period of, estimated net servicing income. Amortization is adjusted prospectively to reflect changes in prepayment experience. Any unamortized balance related to rights sold is charged to income at time of sale.

         Servicing assets are evaluated for impairment. In determining impairment, servicing assets are disaggregated into pools based on their predominant risk characteristic, which has been determined to be interest rates. Impairment is recognized whenever the prepayment pattern of a particular mortgage pool indicates that the fair value of the related servicing assets is less than its carrying amount. Impairment is recognized by charging such excess to income.

         Real Estate Held for Sale

         The Company acquires real estate through foreclosure procedures. These properties are held for sale and are stated at the lower of fair value, less estimated costs to sell, or cost.

         Property, Leasehold Improvements and Equipment

         Property, leasehold improvements and equipment are carried at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter, for leasehold improvements. These range from five to ten years for leasehold improvements and equipment, and forty years for office building.

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

         Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

         The Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished, as required by Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
         ("SFAS No. 125").

         From time to time, the Company may sell mortgage loans and mortgage-backed securities subject to put arrangements and/or other recourse provisions. Pursuant to recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans. Pursuant to put arrangements, the Company grants the buyer an option that allows the buyer to sell the securities back to the Company at a negotiated price but does not restrict the purchaser from selling such securities to a third party at any time.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and makes an allocation from the proceeds of the sale. Put options are recorded at fair value at the time of sale as a liability on the Company's statement of financial condition, and subsequently carried at fair value.

         Money Market Investments

         Money market investments are treated as short-term investments. These investments are carried at cost. For securities purchased under agreements to resell, the securities underlying the agreements are not recorded in the asset accounts of the Company.

         Securities Sold under Agreements to Repurchase

         From time to time the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. Amounts received under these agreements represent short-term borrowings and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled.

         Amortization of Loan Origination Costs and Fees

         Loan origination fees and related direct loan origination costs are deferred and amortized to income as an adjustment of the yield throughout the average expected life of the related mortgage loan on loans held for investments. Such fees and costs related to mortgage loans held for sale are deferred and recognized in income as a component of the gain on sale of mortgage loans when the related loans are sold or securitized.

         Amortization of Debt Issuance Costs

         Costs related to the issuance of debt are amortized under a method which approximates the interest method, and are shown as deferred expenses in the prepaid and other assets category.

         Interest Rate Risk Management

         The Company has various mechanisms to reduce its exposure to interest rate fluctuations including, among others, entering into transactions dealing with financial derivatives such as futures contracts, options and interest rate swaps. Such instruments are purchased as hedges against future fluctuations in the interest rates and/or market values of specifically identified assets or liabilities. For financial reporting purposes, it is the Company's general policy to account for such instruments on a marked-to-market basis with gains or losses on such instruments included in the results of operations as part of trading account profit, as they occur, except for the swaps at Doral Bank.

         From time to time, the Company may designate some of those instruments as accounting hedges. In such circumstances, the cost of unexpired options, net of premiums collected on written options, designated as accounting hedges is capitalized as part of the carrying cost and charged to income in relation to the life of the underlying security being hedged.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         Loan Servicing

         The Company pools FHA insured and VA guaranteed mortgages for issuance of GNMA mortgage-backed securities. Conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates as well as sold in bulk to investors with servicing retained. Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. The Company is also required to foreclose on loans in the event of default by the mortgagor. At December 31, 1998, accounts receivable include advances to investors of approximately $9,936,000 (1997 - $9,460,000).

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

         Legal Surplus

         The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of Doral Bank's net income for the year be transferred to a legal surplus account until such surplus equals paid-in-capital. The amount to the surplus account is not available for payment of dividends to the shareholders.

         Statement of Cash Flows

         Cash and cash equivalents include cash and due from banks, securities purchased under agreements to resell, time deposits and other short term investments with a maturity of three months or less when purchased.

         Earnings per Share

         Basic net income per share is determined by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of shares outstanding during the period. The average number of shares considers the dilutive effect of restricted stock awards and stock options grants after giving effect to common stock splits.

         Diluted net income per share has been computed based on the assumption that all of the shares of convertible instruments will be converted into common stock. The calculation gives effect to the elimination of interest expense, net of income taxes, applicable to the convertible subordinated debt.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

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

         Stock Option Plan

         Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") superseded and amended the guidance offered by Accounting Principles Board Opinion (APB) No. 25 relating to stock-based compensation. SFAS No. 123, states that the cost associated with the stock option plan under which certain employees receive options to buy shares of stock of an entity must be recognized either by the fair value-based method or the intrinsic value-based method. Under the fair value-based method, cost is measured at the grant date based on the fair value of the stock option cost. Cost is recognized ratably over the service period of the option, which is usually the vesting period. Under the intrinsic value-based method, compensation expense is recognized for the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

         SFAS No. 123, which establishes preference for the use of the fair value-based method, allows entities to continue reporting its stock-based compensation arrangements under the intrinsic value-based method established in APB No. 25. In adopting SFAS No. 123, the Company continued to account for its stock option plan in accordance with APB No. 25 (see Note 25).

         Reporting Comprehensive Income

         In January 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). This statement established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. In the Company's case, in addition to net income, other comprehensive income results from the changes in the unrealized gains and losses on securities that are classified as available for sale.

         Disclosures about Segments Information of an Enterprise and Related Information

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement established the standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         As required by SFAS No. 131, a public business enterprise needs to report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting descriptive information about the way that the operating segments were determined, the products and the services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprises general purpose financial statements, and the changes in the measurement of segment amount from period to period. DFC's management determined that the segregation that best fulfills the segment definition described above is by line of business. The Company presents the required disclosures in Note 31.

         RECENT ACCOUNTING PRONOUNCEMENTS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This new standard, which becomes effective for all fiscal quarters of all fiscal years beginning after June 15,1999, established accounting and reporting standards for derivative financial instruments and for hedging activities. The SFAS requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial condition. Under this standard, derivatives used in hedging activities should be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and
         (c) foreign currency exposure hedge. Gains and losses resulting from the changes in fair value will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management believes that such adoption will not have a material effect on the Company's financial condition or results of operations.

         Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise

         In 1998, the Company adopted the provision of the Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65. This statement permits mortgage banking companies to classify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held-for-sale, in accordance with SFAS No. 115, except for those with sales commitments in place. In connection with the adoption of this statement, the Company reclassified approximately $115,680,000 of securities classified as trading securities to the held-to-maturity portfolio.

         Reclassifications

         Certain amounts reflected in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the presentation for 1998.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

3.       REGULATORY REQUIREMENTS

         Holding Company Requirements

         In October 1997, the Company became a bank holding company subject to the provisions of the Bank Holding Company Act ("BHC Act"). As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. The Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Company may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions.

         Banking Charter

         Effective October 1, 1997, the Company's banking subsidiary, converted its charter from a federal savings bank to a Puerto Rico commercial bank under the laws of the Commonwealth of Puerto Rico. Concurrently, it changed its name to Doral Bank.

         Regulatory Capital Requirements

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of it assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notification from the FDIC, dated as of July 30, 1998, categorized Doral Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Doral Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed Doral Bank's category.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


         DFC's and Doral Bank's actual capital amounts and ratios are also presented in the following table. Totals of $12,846,000 (1997 - $11,717,000) and $307,000 (1997 - $846,000) representing non-allowable assets, such as goodwill and portions of servicing assets, were deducted from the capital of DFC and Doral Bank, respectively.



         (Dollars in thousands)                                                                               TO BE WELL
                                                                                                              CAPITALIZED
                                                                                                              UNDER PROMPT
                                                                                       FOR CAPITAL             CORRECTIVE
                                                                 ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                                         -------------------     ----------------------    --------------------
                                                         AMOUNT      RATIO (%)     AMOUNT     RATIO (%)    AMOUNT     RATIO (%)

         As of December 31, 1998:
         Total capital (to risk-weighted assets):
             DFC Consolidated                            $ 261,879       16.8       $124,430    > 8.0       N/A        N/A
                                                                                                -
             Doral Bank only                             $  50,025       13.3       $ 30,204    > 8.0      $37,754     > 10.0
                                                                                                -                      -
         Tier I capital (to risk-weighted assets):
             DFC Consolidated                            $ 256,713       16.5       $ 62,215    > 4.0        N/A        N/A
                                                                                                -
             Doral Bank only                             $  49,718       13.2       $ 15,102    > 4.0      $22,653      > 6.0
                                                                                                -                       -
         Tier I capital (to average assets):
             DFC Consolidated                            $ 256,713        9.2       $111,693    > 4.0        N/A        N/A
                                                                                                -
             Doral Bank only                             $  49,718        8.0       $ 24,780    > 4.0      $30,975      > 5.0
                                                                                                -                       -

         As of December 31, 1997:
         Total capital (to risk-weighted assets):
             DFC Consolidated                            $ 177,027       18.2       $ 78,044    > 8.0        N/A        N/A
                                                                                                -
             Doral Bank only                             $  32,316       19.0       $ 13,630    > 8.0      $17,037     > 10.0
                                                                                                -                      -
         Tier I capital (to risk-weighted assets):
             DFC Consolidated                            $ 175,238       18.0       $ 39,022    > 4.0        N/A        N/A
                                                                                                -
             Doral Bank only                             $  31,470       18.5       $  6,815    > 4.0      $10,222      > 6.0
                                                                                                -                       -
         Tier I capital (to average assets):
             DFC Consolidated                            $ 175,238         10.1     $ 69,317    > 4.0        N/A        N/A
                                                                                                -
             Doral Bank only                             $  31,470          9.6     $ 13,173    > 4.0      $16,466      > 5.0
                                                                                                -                       -


         Housing and Urban Development Requirements

         The Company's mortgage operation is a U.S. Department of Housing and Urban Development approved, supervised mortgagee, and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. The Company is also required to maintain fidelity bonds and errors and omission's insurance coverages based on the balance of its servicing portfolio.

         SAIF Assessment

         During the third quarter of 1996, the Company recorded a nonrecurring expense of $588,000 related to a special assessment by the Federal Deposit Insurance Corporation due to the enactment of legislation to recapitalize the Savings Association Insurance Fund.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         Registered Broker-Dealer Requirements

         Doral Securities is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and the Puerto Rico Office of the Commissioner of Financial Institutions (the "CFI"). Doral Securities is also a member of the National Association of Securities Dealers (the "NASD"). As a registered broker-dealer, it is subject to regulation by the SEC, the NASD and the CFI in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to net capital rules, which specify minimum net capital requirements for registered broker-dealers, and are designed to ensure that such institutions maintain adequate regulatory capital in relation to their liabilities and the size of their customer business.

         The Company is in compliance with these regulatory requirements.

4.       MONEY MARKET INVESTMENTS

         At December 31, 1998, money market investments include securities purchased under agreements to resell in which the collateral is summarized as follows:


                  (in thousands)

                                                                                  COLLATERAL
                                                                     CARRYING      ESTIMATED
                                                                       VALUE      MARKET VALUE
                                                                      -------     ------------
                      Mortgage-backed securities                     $ 16,527         $ 17,553
                      US Government securities                         63,035           67,291
                      Other securities                                 41,171           41,123
                                                                     --------         --------
                                                                     $120,733         $125,967
                                                                     --------         --------


         These securities were held on behalf of the Company by the dealers that arranged the transactions.

5.       MORTGAGE LOANS HELD FOR SALE

         At December 31, mortgage loans held for sale consisted of the following:



         (in thousands)
                                                                         1998          1997
                                                                         ----          ----
                  Conventional single family residential loans         $ 640,744    $ 307,329
                  FHA/VA loans                                           137,742       81,502
                  Mortgage loans on residential multifamily               53,074           --
                  Construction and commercial real estate loans           46,253       13,377
                  Consumer loans secured by mortgages                      5,235        2,464
                                                                       ---------    ---------
                                                                       $ 883,048    $ 404,672
                                                                       ---------    ---------


DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


         At December 31, the aggregate amortized cost and approximate market value of these loans were as follows:


                  (in thousands)
                                       GROSS UNREALIZED    GROSS UNREALIZED     APPROXIMATE
                     AMORTIZED COST     HOLDING GAINS      HOLDING LOSSES       MARKET VALUE
                     --------------    ----------------    ----------------     ------------

           1998      $    883,048         $   24,051         $    2,662           $  904,437
                     ============         ==========         ==========           ==========

           1997      $    404,672         $    8,753         $    5,843           $  407,582
                     ------------         ----------         ----------           ----------


6.       SECURITIES HELD FOR TRADING

         Securities held for trading consisted of:

                  (in thousands)
                                                               DECEMBER 31,
                                                               ------------
                                                          1998               1997
                                                          ----               ----
     Mortgage-backed securities:
        GNMA                                          $ 496,973           $ 420,365
        CMO certificates                                 38,593             157,236
        FHLMC                                             4,347               4,954
        FNMA                                             20,762               3,569
     Interest-only strips                                42,202              29,093
     US Treasury Notes                                      101                  --
     US Treasury Bills                                      101                  --
     Other                                                3,839               5,071
                                                      ---------           ---------
                                                      $ 606,918           $ 620,288
                                                      ---------           ---------


         CMO certificates included the following:


                  (in thousands)
                                                                                  DECEMBER 31,
                                                                                 -------------
                                                                               1998           1997
                                                                               ----           ----
                  Interest only certificates                               $ 13,630         $ 14,310
                  Subordinated certificates, CMO's established
                    by the Company                                            5,421           13,699
                  Residual certificates, CMO's established by
                      the Company                                             2,752            3,870
                                                                           --------         --------
                                                                           $ 21,803         $ 31,879
                                                                           --------         --------


         Net unrealized holding (losses) gains on trading securities included in earnings for the year ended December 31, 1998 amounted to approximately ($2,791,000) (1997 - ($2,427,000), 1996 - $2,796,000).

DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years ended December 21, 1998, 1997 and 1996
--------------------------------------------------------------------------------

7.       SECURITIES HELD TO MATURITY

         The amortized cost, unrealized holding gains and losses, approximate market value, weighted average yield and contractual maturities of held-to-maturity securities as of December 31, 1998 and 1997 (1996 - only amortized cost and weighted average yield are presented) were as follows:



                  (Dollars in thousands)                                1998
                                             ---------------------------------------------------------------
                                                                                                 WEIGHTED
                                              AMORTIZED    UNREALIZED   UNREALIZED    MARKET     AVERAGE
                                                COST         GAINS        LOSSES       VALUE      YIELD
                  MORTGAGE-BACKED
                   GNMA
                   Due over ten years          $ 31,511    $   385       $  19     $ 31,877        6.96%

                  CMO CERTIFICATES
                   Due from one to five years     3,030         --          --        3,030        5.80%
                   Due from five to ten years    14,084         --          --       14,084        8.19%
                   Due over ten years           137,153        983           2      138,134        5.84%

                  PR HOUSING BANK NOTES
                   Due over ten years             5,000         --          --        5,000        6.20%
                                               --------------------------------------------------------
                                               $190,778    $ 1,368       $  21     $192,125        6.21%
                                               --------------------------------------------------------


                                                          1997                                            1996
                                  ---------------------------------------------------------------  ----------------------
                                                                                      WEIGHTED                    WEIGHTED
                                  AMORTIZED     UNREALIZED    UNREALIZED    MARKET     AVERAGE     AMORTIZED       AVERAGE
                                    COST          GAINS         LOSSES       VALUE      YIELD        COST            YIELD
MORTGAGE-BACKED
  GNMA
  Due over ten years              $  5,053      $   24      $     --      $  5,077        7.00%     $ 37,879          6.98%

  CMO CERTIFICATES
  Due within a year                  4,895         118            --         5,013        5.70%           --            --
  Due from one to five years         5,871          --             3         5,868        5.60%       12,488          5.64%
  Due from five to ten years        12,483         237            --        12,720        5.89%       12,483          5.89%
  Due over ten years                27,227         661            --        27,888        4.81%       33,857          4.78%

DEBT SECURITIES
  FED FARM CREDIT NOTES
  Due from five to ten years        40,000         100            --        40,100        7.12%           --            --

FEDERAL HOME LOAN
 BANK NOTES
  Due from one to five years            --          --            --            --          --         2,000          7.05%
  Due from five to ten years         5,000          13            --         5,013        7.00%        1,493          7.50%
  Due over ten years                30,000         125            --        30,125        7.44%           --            --

P.R. HOUSING BANK NOTES
  Due over ten years                 5,000          --            10         4,990        6.20%           --            --

U.S. TREASURY NOTES
  Due within a year                  6,989          --            11         6,978        5.37%           --            --
  Due from one to five years            --          --            --            --          --         6,956          5.38%

U.S. TREASURY BILLS
  Due within a year                  1,016          --             4         1,012        5.14%           66          5.14%
                                  ----------------------------------------------------------------------------------------
                                  $143,534      $1,278      $     28      $144,784        6.39%     $107,222          5.91%
                                  ----------------------------------------------------------------------------------------

         The weighted average yield is computed based on amortized cost and, therefore, it does not give effect to changes in fair value.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


         Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

8.       SECURITIES AVAILABLE FOR SALE

         The amortized cost, unrealized holding gains and losses, approximate market value, weighted average yield and contractual maturities of securities available for sale as of December 31, 1998 and 1997 (1996 - only market value and weighted average yield are presented) were as follows:



                                                                  1998
               (Dollars in thousands) ---------------------------------------------------------------
                                                                                          WEIGHTED
                                       AMORTIZED   UNREALIZED   UNREALIZED     MARKET      AVERAGE
                                         COST         GAINS       LOSSES       VALUE        YIELD

DEBT SECURITIES
 US TREASURY
 Due within a year                   $  10,326      $ --      $     --      $ 10,326          4.95%
 Due over ten years                     26,609        --           343        26,266          5.50%

FEDERAL HOME LOAN
 BANK NOTES
 Due within a year                      24,928        --            --        24,928          5.09%
 Due from one to five years             25,000        31            --        25,031          6.75%
 Due from five to ten years             45,000        56            --        45,056          6.67%
 Due over ten years                    263,933       283            --       264,216          6.74%

FED FARM CREDIT NOTES
 Due from one to five years              8,000        40            --         8,040          5.95%
 Due from five to ten years              5,000        25            --         5,025          6.22%
                                     -------------------------------------------------------------
                                     $ 408,796    $  435      $    343     $ 408,888          6.48%
                                     -------------------------------------------------------------



                                                             1997                                          1996
                              -------------------------------------------------------------------  ----------------------
                                                                                       WEIGHTED                 WEIGHTED
                               AMORTIZED     UNREALIZED    UNREALIZED     MARKET       AVERAGE     MARKET        AVERAGE
                                 COST          GAINS         LOSSES        VALUE        YIELD      VALUE          YIELD
MORTGAGE-BACKED
 FNMA
 Due over ten years            $  2,008      $   --          $ 49         $  1,959        5.69%     $ 2,134        5.67%

 FHLMC
 Due over ten years               2,155          --            68            2,087        5.50%       2,277        5.50%

 GNMA
 Due over ten years              43,375       1,162            --           44,537        7.01%       7,596        7.00%

DEBT SECURITIES
  US TREASURY
  Due over ten years             25,661          --            81           25,580        6.27%          --          --

  FEDERAL HOME LOAN
  BANK NOTES
   Due over  ten years          166,200         513            --          166,713        7.37%          --          --
                               ------------------------------------------------------------------------------------------

                               $239,399      $1,675          $198         $240,876        6.48%     $12,007        6.46%
                               ------------------------------------------------------------------------------------------



         The weighted average yield is computed based on amortized cost and, therefore, it does not give effect to changes in fair value.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         Proceeds from sales of securities available for sale during 1998 were approximately $507,346,000 (1997 - $199,875,000, 1996 - $6,548,000).
         Gross gains of $6,556,000 (1997 - $1,576,000, 1996 - $846,000) were realized on those sales. Gross losses of $504,000 were realized on sales for 1998. No losses were sustained during 1997 and 1996.

         Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

9.       LOANS RECEIVABLE

         Loans receivable are related to the Company's commercial banking and construction loan operations and consisted of:


                  (in thousands)
                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                              1998            1997
                                                                              ----            ----
Residential mortgage loans                                                $  80,902           $  87,037
Commercial real estate mortgage loans                                        16,443              19,036
Consumer - secured by mortgage                                                5,005               7,828
Construction loans                                                           72,081               9,927
Loans on savings deposits                                                     3,676               3,513
Commercial                                                                   11,051               3,461
Consumer - other                                                              6,290               2,328
Land secured                                                                 21,418               1,488
                                                                          ---------           ---------
        Gross loans                                                         216,866             134,618
                                                                          ---------           ---------


Less:
    Undisbursed portion of loans in process                                 (47,575)                 --
    Unearned interest and deferred loan fees                                   (648)               (322)
    Allowance for loan losses                                                (1,656)             (1,241)
                                                                          ---------           ---------

                                                                            (49,879)             (1,563)
                                                                          ---------           ---------

        Total loans
                                                                          $ 166,987           $ 133,055
                                                                          ---------           ---------


         As of December 31, 1998, the Company had loans receivable amounting to approximately $3,671,000 (1997 - $2,462,000) on which the accrual of interest income had been discontinued. If these loans had been accruing interest, the additional interest income realized would have been approximately $335,000 (1997 - $201,000, 1996 - $114,000).

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         The Company mostly originates fixed interest rate loans and, to a lesser extent, construction and commercial adjustable rate loans. The adjustable rate loans have interest rate adjustment limitations and are generally tied to various market indexes. Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the short-term deposits that have primarily funded these loans.

         At December 31, 1998, fixed rate loans and adjustable rate loans were approximately $112,597,000 and $56,694,000, respectively.

         The Company evaluated the loans receivable, some individually and others as a homogeneous group, for purposes of determining impairment. The Company determined that, individually and as a group of homogeneous loans, given the characteristics of most of its loans, no impairment reserve was necessary at December 31,1998 and 1997.

10.      ALLOWANCES FOR LOSSES
         Changes in the allowances for losses were as follows:


                  (In thousands)

                                                                            1998          1997          1996
                                                                            ----          ----          ----
Allowance for real estate held for sale:
    Balance at beginning of period                                         $    676       $   356       $   356
    Provision for losses                                                      1,402           787           305
    Losses charged to the allowance                                          (1,067)         (467)         (305)
                                                                           --------       -------       -------

      Balance at the end of period                                         $  1,011       $   676       $   356
                                                                           --------       -------       -------

Allowance for loan losses:
    Balance at beginning of period                                         $  2,866        $2,152       $ 2,047
    Provision for loan losses                                                   883           792           797
    Recoveries                                                                   76            46            48
    Other adjustments                                                         1,468            --            --
    Losses charged to the allowance                                            (127)         (124)         (740)
                                                                           --------       -------       -------

      Balance at the end of period                                         $  5,166       $ 2,866       $ 2,152
                                                                           --------       -------       -------


         In 1998, the Company allocated the allowance for loan losses between loans held for sale and loans receivable. At December 31, 1998, of the total allowance for loan losses, approximately $3,510,000 and $1,656,000, were allocated to loans held for sale and loans receivable, respectively.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

11.      PROPERTY, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

         Property, leasehold improvements and equipment consisted of:


                  (in thousands)
                                                                                DECEMBER 31,
                                                                                ------------
                                                                           1998                1997
                                                                           ----                ----

 Office furniture and equipment                                           $   9,907           $   8,612
 Leasehold improvements                                                       7,929               6,190
 Automobiles                                                                    579                 514
 Office building                                                                367                 364
                                                                          ---------           ---------
                                                                             18,782              15,680
Less - Accumulated depreciation and amortization                             (7,810)             (8,039)
                                                                          ---------           ---------

                                                                             10,972               7,641

 Land                                                                         4,607               2,957
 Construction in progress                                                     3,694                 250
                                                                          ---------           ---------

                                                                          $  19,273           $  10,848
                                                                          ---------           ---------


         During 1996, the Company acquired a two acre parcel of land for approximately $3.0 million for the construction of the headquarter facilities of the Company and it subsidiaries. Total construction costs of the facilities are estimated at approximately $40 million.

         During 1998, the Company entered into an agreement with a contractor in the amount of $24 million for the construction of the first phase of the project. At December 31, 1998, construction in progress includes approximately $2.8 million of costs incurred in the construction of these facilities. Such costs included approximately $167,000 of capitalized interest costs.

12.      SERVICING ASSETS

         The changes in servicing assets are shown below:


                  (in thousands)
                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                              1998            1997           1996
                                                                              ----            ----           ----
Balance at beginning of period                                             $ 46,416       $20,969       $11,164
Capitalization of rights                                                     23,244        13,980        10,804
Rights sold                                                                     (54)           --            --
Rights purchased                                                              9,632        14,904            --
Amortization:
  Scheduled                                                                  (5,739)       (3,437)         (999)
  Unscheduled                                                                  (931)           --            --
                                                                           --------       -------       -------

Balance at the end of period                                               $ 72,568       $46,416       $20,969
                                                                           --------       -------       -------


         The Company's servicing portfolio amounted to approximately $6.2 billion, $4.7 billion, and $3.1 billion at December 31, 1998, 1997, and 1996, respectively, including $925 million, $393 million, and $317 million, respectively, of loans serviced for the Company.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         During the years ended December 31, 1998 and 1996, the Company sold rights to service loans amounting to approximately $103 million and $102 million, respectively. There were no such sales during the year ended December 31, 1997. During the years ended December 31, 1998 and 1997, the Company purchased rights to service loans amounting to approximately $229.2 million and $1 billion, respectively. No such rights were purchased during 1996.

13.      ACCOUNTS PAYABLE AND OTHER LIABILITIES

         Accounts payable and other liabilities consisted of the following:


                  (in thousands)
                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                             1998                1997
                                                                             ----                ----
Amounts retained on mortgage loans,
   generally paid within 5 days                                            $ 16,696           $   5,262
Customer mortgages and closing expenses payable                               5,580               1,845
Deferred compensation plan                                                    1,838               2,728
Incentive compensation payable                                                8,339               4,916
Accrued expenses and other payables                                          75,469              52,828
Deferred tax liability                                                        9,752               9,874
                                                                          ---------           ---------

                                                                          $ 117,674           $  77,453
                                                                          ---------           ---------

         Accrued expenses and other payables include approximately $44.7 million and $26.5 million of book overdraft at December 31, 1998 and 1997, respectively.

14.      LOANS PAYABLE

         At December 31, 1998 and 1997, the Company had several mortgage warehousing lines of credit and gestation or presale facilities totaling approximately $626 million and $702 million, respectively. Advances under these facilities are secured by loans held for subsequent inclusion in GNMA, FNMA , and FHLMC pools or for sale to financial investors.

         Loans payable consisted of the following:

                  (in thousands)
                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                                      1998            1997
                                                                                      ----            ----
Loans payable resulting from the use of warehousing lines
 of credit and gestation or presale facilities due in 1999,
 at various variable rates averaging -  6.69% and 7.20%
 at December 31, 1998 and 1997, respectively, and
 other financing arrangements                                                      $ 426,704           $ 238,770
                                                                                   ---------           ---------

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         Maximum borrowings outstanding at any month-end during 1998 and 1997 were $429 million and $240 million, respectively. The approximate average outstanding borrowings during the periods were $364 million and $180 million, respectively. The weighted average interest rate of such borrowings, computed on a monthly basis was 7.18% in 1998 and 7.05% in 1997.

         The Company entered into a Syndicated Credit Agreement (the "Syndicated Credit Agreement"), with five banks providing for credit facilities totaling up to $167 million. The agreement expires on June 27, 1999. The credit facilities were structured by Bankers Trust Company as administrative and syndicate agent. The facilities include:
         (i) a $157 million secured one-year revolving warehousing credit facility to finance residential mortgage loans and mortgage-backed securities; and (ii) a $10 million secured one-year revolving credit facility to provide financing for receivables and working capital needs. The amounts available under the Syndicated Credit Agreement are subject to a borrowing base which consists of mortgage loans and mortgage-backed securities for the first facility and receivables relating to servicing advances and real estate owned for the second facility. Loans payable include advances from the warehousing credit facility. Advances from the other facility is included in notes payable. The Company has also entered into a Credit Agreement dated as of June 26, 1998 with Bankers Trust Company and four other banks that provides a revolving credit facility of $45 million for the financing of mortgage servicing rights and working capital. This credit facility, which expires on June 27, 1999, is secured by the Company's servicing portfolio. As of December 31, 1998, the Company had borrowed $45 million under this credit facility which are reported as notes payable.

         The existing warehousing credit facilities, the Syndicated Credit Agreement and other financing arrangements require the Company to maintain certain capital ratios and to comply with other requirements. At December 31, 1998, the Company was in compliance with these requirements.

15.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Company sells mortgage-backed securities and mortgage loans under agreements to repurchase. The securities underlying the agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or substantially similar securities at the maturity of the agreements. The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 1998 and 1997:


                  (Dollars in thousands)
                                                                             1998                1997
                                                                             ----                ----
Carrying amount as of December 31,                                        $1,197,328          $ 838,142
                                                                          ----------          ---------
Average monthly aggregate balance outstanding                             $1,073,000          $ 550,000
                                                                          ----------          ---------
Maximum balance outstanding at any month-end                              $1,236,000          $ 850,000
                                                                          ----------          ---------
Weighted average interest rate during the year                                  5.18%              5.78%
                                                                          ----------          ---------
Weighted average interest rate at year end                                      5.26%              5.93%
                                                                          ----------          ---------


DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         The carrying and market values of securities available-for-sale and securities held-to-maturity pledged as collateral at December 31, were as follows:


         (Dollars in thousands)
                                                     1998                                       1997
                               -----------------------------------------------  -------------------------------------------------

                               CARRYING   MARKET       REPURCHASE        REPO    CARRYING    MARKET    REPURCHASE    REPO
                                VALUE      VALUE       LIABILITY         RATE      VALUE      VALUE    LIABILITY     RATE
                               -----------------------------------------------  -------------------------------------------------


FHLB Discount Notes
  Term up to 30 days         $ 96,981      $ 97,130      $ 93,248      5.26%     $ 84,000     $ 84,308    $ 81,653     5.80%
  Term of 30 to 90 days        56,125        56,240        54,275      5.49%           --           --          --       --
  Term over 90 days           152,065       152,171       144,469      5.08%           --           --          --       --

CMO Certificates
  Term up to 30 days            1,373         1,367         1,220      5.85%           --           --          --        --
  Term of 30 to 90 days        73,119        72,437        65,688      5.34%       51,684       51,489      43,875     5.84%

US Treasury Securities
  Term up to 30 days           26,609        26,265        26,375      2.24%       15,450       15,369      15,706     5.88%

PRHB Notes
 Term over 90 days              5,000         5,000         4,845      5.29%           --           --          --       --

GNMA Mortgage-Backed
 Securities
 Term up to 30 days                --            --            --        --        10,054       10,190       9,770     6.46%
                             --------      --------      --------      ----       -------      -------      ------     ----

                             $411,272      $410,610      $390,120      4.93%     $161,188     $161,356    $151,004     6.00%
                             --------      --------      --------      ----      --------     --------    --------     ----


DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


16.      NOTES PAYABLE

         Notes payable consisted of the following:


          (in thousands)                                                                          DECEMBER 31,
                                                                                            1998                1997
                                                                                           -----               -----


Demand note, at 9.00% interest, collateralized by CMO certificates                   $     1,000            $  1,000

Unsecured notes, payable at interest rates ranging from
  6.50% to 9.00%, final payment dates ranging from
  January 1999 to October 2003                                                             2,710               4,045

Note payable to bank, collateralized by CMO certificates,
  at 8.50% interest rate and due on October 10, 1999                                       8,079               8,756

Note payable to bank, collateralized by CMO certificates,
 at 8.00% interest rate and due on February 15, 1999                                       2,709               2,898

Term-notes payable to corporate investors, collateralized by stand-by letters of credit issued by the Federal Home Loan
 Bank of New York:

    at 6.50% maturing on October 13, 2000                                                  8,100               8,100

    at a variable rate (5.12% and 5.23% at December 31, 1998
    and 1997, respectively) maturing on November 17, 2000                                  5,000               5,000

    at 5.70% maturing on November 27, 2000                                                 5,000               5,000

    at 6.05% maturing on May 23, 2001                                                      5,000               5,000

    at 5.98% maturing on June 19, 2001                                                    10,000              10,000

    at 6.30% maturing on September 18, 2001                                               10,000              10,000

    at 6.28% maturing on September 24, 2001                                               10,000              10,000

Note payable to bank, at 5.69% (1997 - 7.40%) interest
  rate, due June 27, 1999                                                                 10,000               3,000

7.84% Senior Notes due on October 10, 2006                                                75,000              75,000

Mortgage note secured by land at 7.56% (1997 - 7.88%)
   interest rate and due on June 30, 1999                                                  2,135               2,135

Note payable to bank, collateralized by mortgage
 servicing rights held by the Company, at variable interest rates,
 ranging from 6.40% to 6.87%, due on June 27, 1999                                        45,000              15,000
                                                                                     -----------         -----------

                                                                                     $   199,733         $   164,934
                                                                                     -----------         -----------

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------


         At December 31, 1998, the scheduled aggregate annual maturities of notes payable were approximately as follows:


                  (in thousands)

                          YEAR ENDING DECEMBER 31,
                          -----------------------
                                 1999                                 $     71,048
                                 2000                                       18,360
                                 2001                                       35,050
                                 2002                                           --
                                 2003                                          275
                                 2004 and thereafter                        75,000
                                                                      ------------

                                                                      $    199,733
                                                                      --------------


17.      DEPOSIT ACCOUNTS

         At December 31, deposits and their weighted average interest rates are summarized as follows:

                  (Dollars in thousands)
                                                       1998                        1997
                                                       ----                        ----

                                                     AMOUNT        %             AMOUNT             %
                                                     ------       ---            -------           ---
                  Certificates of deposit           $ 305,423     5.77           $ 199,326         6.01
                  Regular savings                      46,593     4.74              18,756         4.42
                  Now accounts                         63,605     5.06              15,755         4.40
                  Non interest-bearing deposits       117,492       --              66,657           --
                                                    ---------                    ---------
                                                    $ 533,113                    $ 300,494
                                                    ---------                    ---------


         At December 31, 1998 and 1997, certificates of deposit over $100,000 amounted to $176,330,000 and $102,570,000, respectively.

         A summary of certificates of deposit by maturity as of December 31, 1998 follows:


                  (in thousands)
                                   1999          $ 194,191
                                   2000             25,475
                                   2001             27,686
                                   2002             20,666
                                   2003             36,492
                                   2004                913
                                                 ---------
                                                 $ 305,423
                                                 ---------


DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         At December 31, 1998, Doral Bank had brokered certificates of deposit amounting to $96,840,000 maturing as follows:


                  (in thousands)

                  1999                                            $  11,236
                  2000                                               15,781
                  2001                                               24,248
                  2002                                               17,556
                  2003                                               27,664
                  2004 and thereafter                                   355
                                                                  ---------

                                                                  $  96,840
                                                                  ---------

         At December 31, 1998, the Company had deposits from officers, directors, employees and stockholders of the Company amounting to approximately $1,206,000 (1997 - $892,000).

         The Company, as a servicer of loans, is required to maintain certain balances on behalf of the borrowers called escrow funds. At December 31, 1998, escrow funds amounted to approximately $109,825,000 (1997 - $62,280,000), of which $78,761,000 were deposited with Doral Bank (1997 - $50,656,000). The remaining escrow funds, $31,064,000 (1997 -
         $11,624,000) were deposited with other banks and therefore excluded from the Company's assets and liabilities.

18.      ADVANCES FROM THE FEDERAL HOME LOAN BANK

         At December 31, advances from the Federal Home Loan Bank of New York ("FHLB") consisted of the following:

                  (in thousands)
                                                                   1998              1997
                                                                   ----              ----
                  6.307% due on July 21, 2000                $    5,000        $    5,000
                  6.445% due on July 17, 2002                     5,000             5,000
                  5.959% due on January 29, 2003                  5,000             5,000
                  6.454% due on October 10, 2007                 10,000            10,000
                  6.380% due on December 31, 2007                 7,000             7,000
                                                             ----------        ----------

                                                             $   32,000        $   32,000
                                                             ----------        ----------

         At December 31, 1998, the Company had posted qualified collateral, in the form of first mortgage notes and mortgage-backed securities with a market value of $130,365,000 pledged to secure the above advances from the FHLB and stand-by letters of credit issued by the FHLB as collateral for term-notes in aggregate amount of $53,100,000 shown under notes payable.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

19.      INCOME TAXES

         Under the provisions of Law No. 38 of May 20, 1983, the Company was exempt from the payment of Puerto Rico income taxes on the interest earned on mortgage loans on residential properties located in Puerto Rico which were executed after June 30, 1983, and are insured or guaranteed pursuant to the provisions of the National Housing Act of June 27, 1934, as amended, and pursuant to the Provisions of the Servicemen's Readjustment Act of 1944, as amended. On July 22, 1997, an amendment to the Puerto Rico Internal Revenue Code was adopted that modified the tax-exempt treatment of FHA and VA loans secured by real property in Puerto Rico and GNMA mortgage-backed securities backed by such loans. Under the terms of the amendment, effective August 1, 1997, only FHA and VA loans for the original acquisition of newly constructed housing and mortgage-backed securities backed by such loans qualify for tax-exempt treatment. The amendment grandfathered the tax-exempt status of FHA and VA loans originated prior to August 1, 1997, and mortgage-backed securities backed by such loans.

         Given the tax characteristics of these assets, the Company holds such loans and mortgage-backed securities for longer periods of time prior to sale in order to maximize the tax exempt interest produced by these securities and loans. Therefore, net interest income has generally represented a greater proportion of the Company's total net income than that of a typical mortgage banking institution.

         The mortgage banking operations of the Company conducted through Puerto Rico corporations are not subject to United States income tax for income derived from business in Puerto Rico. Substantially all of the Company's mortgage banking operations are conducted in Puerto Rico; therefore, the amount of U.S.
         income taxes is not significant.

         Consolidated tax returns are not permitted under the Puerto Rico Internal Revenue Code, therefore, income tax returns are filed individually by each entity.

         Doral Bank as a Puerto Rico Chartered Commercial Bank

         Doral Bank is subject to Puerto Rico income tax on its income derived from all sources. Doral Bank is also subject to United States income taxes on certain types of investment income from U.S. sources and also on income effectively connected with any trade or business from U.S. sources. However, any federal income tax paid by Doral Bank is, subject to certain conditions and limitations, creditable as a foreign tax credit against its Puerto Rico income tax liability.

         Prior to its conversion to a Puerto Rico commercial bank, Doral Bank was a federal thrift organized under the laws of the United States and thus, subject to United States federal income tax with respect to all of its income, including income from sources within Puerto Rico (the "Possession"). For United States income tax purposes, Doral Bank elected to be treated as a possessions corporation pursuant to Section 936 of the Internal Revenue Code of 1986 (the "Code"). Section 936 of the Code allowed Doral Bank to claim a credit, (the "Section 936 credit"), subject to qualification of the source and nature of the income and certain other limitations, against federal income tax on income derived from sources outside of the United States that was attributable to the active conduct of a trade or business in Puerto Rico ("Qualifying Active Income"). The Section 936 credit, as described, was claimed by Doral Bank for its taxable years beginning before September 30, 1997 to shelter from United States income taxation its Qualifying Active Income.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         For Puerto Rico income tax purposes Doral Federal was taxed as a foreign corporation engaged in a trade or business in Puerto Rico. As such, Doral Federal was subject to Puerto Rico income tax on all of its income from sources within Puerto Rico and income from sources outside Puerto Rico that was effectively connected with its Puerto Rico business.

         Reconciliation of Effective Tax Rate

         The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes. A reconciliation of the difference follows:

          (Dollars in thousands)
                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                             1998                      1997                       1996
          Income before income taxes      $ 59,839                  $ 37,797                   $ 31,279
                                          --------                  --------                   --------

                                                % OF PRETAX                 % OF PRETAX                % OF PRETAX
                                      AMOUNT       INCOME        AMOUNT        INCOME        AMOUNT       INCOME
                                     --------     --------      --------     -----------    --------     ----------
Tax at statutory rates                $ 23,337         39.0     $14,741          39.0      $12,199         39.0
Tax effect of exempt interest
 income, net of disallowance           (13,237)       (22.1)      (8,118)       (21.5)      (8,502)       (27.2)
  Tax effect of capital gains           (1,925)        (3.2)        (840)        (2.2)          --           --
  Other, net                            (1,168)        (2.0)        (534)        (1.4)         541          1.7
                                      --------         ----      -------         ----       -------        ----



Provision for income taxes            $  7,007         11.7       $5,249         13.9       $4,238         13.5
                                      --------         ----       ------         ----       ------         ----

         The components of income tax expense for the years ended December 31, are summarized below.

                  (in thousands)
                                                                 1998            1997              1996
                                                                 ----            ----              ----
                  Current income tax expense                    $6,588          $3,956            $  961
                  Deferred income tax expense                      419           1,293             3,277
                                                                ------          ------            ------

                  Total income tax expense                      $7,007          $5,249            $4,238
                                                                ------          ------            ------


DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         At December 31, the components of the net deferred tax liability were:

         (in thousands)
                                                                                         1998               1997
                                                                                         ----               ----
Deferred tax liabilities resulting from:
    Deferred income for tax purposes                                                 $   (23,674)        $   (17,294)
    Deferred costs for book purposes                                                        (785)             (3,374)
                                                                                     -----------         -----------
                                                                                         (24,459)            (20,668)
                                                                                     -----------         -----------

Deferred tax assets resulting from:
    Unrealized losses                                                                     11,244               7,612
    Undeducted expenses                                                                    1,779               2,305
    Others                                                                                 1,684                 877
                                                                                     -----------         -----------
                                                                                          14,707              10,794
                                                                                     -----------         -----------

Net deferred tax liability                                                           $    (9,752)        $    (9,874)
                                                                                     -----------         -----------

20.      RELATED PARTY TRANSACTIONS

         Mortgage loans held for sale include approximately $1,590,000 of loans to officers, directors and stockholders of the Company at prevailing interest rates (1997 - $200,000).

         The Company paid a computer service bureau, in which it holds a 33% interest, $946,000, $1,012,000 and $900,000 for services rendered during the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the value of the Company's equity interest in this service bureau was not significant.

         At December 31, 1998 and 1997, accounts receivable include approximately $1.0 million and $1.5 million, respectively, due from a real estate partnership in which the Company has a minority interest and in which various executive officers are limited partners.

         For the year ended December 31, 1998, the Company purchased approximately $88 million of conventional loans from a local mortgage banking institution, which is considered a related party.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

21.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

         The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At December 31, 1998, commitments to extend credit amounted to approximately $84,333,000 and commitments to sell mortgage-backed securities and loans amounted to approximately $539,524,000. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

         A geographic concentration exists within the Company's loan portfolios since most of the Company's business activity is with customers located in Puerto Rico and most of its loans are secured by properties located in Puerto Rico.

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

         Recourse sales generally involve the sale of non-conforming loans to local financial institutions and to FHLMC. As of December 31, 1998 and 1997, the Company's recourse obligations relating to its mortgage servicing portfolio were approximately $489.1 million and $265.5 million, respectively.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         From time to time the Company may sell loans or mortgage-backed securities with put options. At December 31, the changes in the amounts of loans sold under these arrangements were as follows:


         (in thousands)
                                                                                        1998                1997
                                                                                        ----                ----

Beginning balance                                                                    $   175,602         $   119,570

    Puts issued                                                                               --             108,400
    Puts expired                                                                         (64,557)            (23,865)
    Principal repayment of underlying loans                                              (19,550)            (28,503)
     and mortgage-backed securities                                                  -----------         -----------

Ending balance                                                                       $    91,495             175,602
                                                                                     ===========         ===========

         A summary of outstanding put arrangements as of December 31, 1998 follows:

                  (in thousands)

                                                                                             AMOUNT
                  DATES ON WHICH PUT OPTIONS EXPIRE                                        OUTSTANDING
                  ---------------------------------                                        -----------
                  Within one year                                                           $  12,910
                  One to two years                                                                 --
                  Three years and thereafter                                                   78,585
                                                                                            ---------
                                                                                            $  91,495
                                                                                            =========



         If any put option is exercised, the Company would have to buy back these securities at an agreed price, adjusted for future prepayments. As required by SFAS No. 125, the put options have been recorded as a liability in the accompanying consolidated financial statements and are marked to market every quarter. At December 31, 1998 and 1997, the market value of the instruments under put options exceed the put option exercise price.

22.      PENSION AND COMPENSATION PLANS

         The Company has a noncontributory target benefit pension plan (the "Plan"). The Plan generally covers all full time Company employees that have completed one year of service and have attained age 21.

         Under the Plan, the Company contributes annually the funding amount which is projected to be necessary to fund the targeted benefit. The target benefit is based on years of service and employees' compensation, as defined in the Plan. The Company has the right to terminate the Plan at any time. Upon termination, all amounts credited to the participants' accounts will become 100% vested.

         Contributions made to the Plan during the years ended December 31, 1998, 1997 and 1996 amounted to approximately $998,000, $702,000 and
         $613,000, respectively.

DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

         The Company has unfunded deferred incentive compensation arrangements (the "Deferred Compensation") with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage banking activities, as defined, and is payable to participants after a five-year vesting period. The expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $975,000, $305,000 and $232,000, respectively.

                  The Company also has incentive compensation arrangements payable currently with certain employees. The incentive payments are based on the amount of consolidated net income (adjusted for certain amounts such as extraordinary gains or losses) in excess of an established return on stockholders' equity, as defined in the agreements. The expense under these arrangements for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $7,442,000, $4,915,000 and $6,446,000, respectively.

23.      COMMITMENTS AND CONTINGENCIES
         The Company has several noncancellable operating leases for office facilities expiring through 2005. Total minimum rental commitments for leases in effect at December 31, 1998 are as follows:


                  (in thousands)

                                 YEAR                         AMOUNT
                                 ----                        --------
                                 1999                         $ 2,666
                                 2000                           1,716
                                 2001                           1,527
                                 2002                           1,285
                                 2003                           1,048
                                 2004 and thereafter            7,256
                                                              -------
                                                              $15,498
                                                              =======


         Total rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $3,300,000, $2,500,000 and $2,100,000, respectively.

         The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when finally concluded, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

         In connection with its mortgage securitization activities, the Company has entered into the Insurance and Indemnity Agreements (the "Agreements"), with insurance companies providing for the issuance of financial guaranty insurance policies. The insurance policies cover the payment of amounts due with respect to senior certificates issued by CMO grantor's trusts established by the Company, and provide, among other things, that the Company cannot sell, transfer or pledge the residual certificates issued by the trusts, (amounting to approximately $1,632,000), without the insurance company's approval because the residual certificates are pledged as collateral to the insurance company.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

24.      CAPITAL STOCK AND PAID-IN CAPITAL

         The authorized number of shares of common stock was increased during 1997 from 20,000,000 to 50,000,000 shares.

         On April 23, 1998, the Board of Directors of the Company declared a two-for-one stock split of the Company's common stock held by registered shareholders as of May 8, 1998. The stock split was effective on May 20, 1998. All amounts in the financial statements and the accompanying notes have been restated to reflect the stock split. The stock split did not dilute shareholders' voting rights or their proportionate interest in the Company.

         In 1995, the Company issued $10 million of 8.25% Convertible Subordinated Debenture due on January 1, 2006. Pursuant to the Debenture Agreement, on April 29, 1997, $1,540,000 of the Convertible Subordinated Debentures was converted into 352,000 shares of the Company's common stock at a conversion price of $4.375 (amounts after giving effect to the stock split). On July 9, 1997, the Company entered into an agreement to exchange the remaining Convertible Subordinated Debentures for 8,460 shares of newly issued 8% Convertible Cumulative Preferred Stock (liquidation preference $1,000 per share) ("8% Preferred Stock"). The 8% Preferred Stock is convertible into common stock at a conversion price of $4.375 (after giving effect to the stock split). The 8% Preferred Stock has a preference in liquidation over the common stock. In addition, the terms of the agreement prohibit the Company from paying dividends on the common stock if the dividend of the 8% Preferred Stock is in arrears. The holder of the 8% Preferred Stock is entitled to receive cumulative cash dividends when declared by the Board of Directors at an annual rate 8% of the liquidation preference.

         The 8% Preferred Stock is not redeemable prior to January 1, 2001. On or after that date, the 8% Preferred Stock becomes redeemable at the option of the Company at the following redemption prices:


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

         All other terms of the conversion agreement remained unchanged from the original agreement. On October 22, 1997, the holder of the Convertible Subordinated Debentures completed the exchange of the debentures for 8,460 shares of 8% Preferred Stock with an aggregate liquidation preference of $8,460,000. In connection with this conversion, the Company recorded an extraordinary non-cash loss of $12.3 million (see Note 32).

         The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company's Board of Directors. The Company is prohibited under the Indenture of the Senior Notes from paying dividends on capital stock (other than dividends payable in capital stock or in stock rights) if an event of default under any such agreements

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         exists at such time, or if the amount of dividends payable by the Company together with the aggregate amount of dividends paid and other capital distributions made since specified dates exceed a defined amount. In addition, under the Syndicated Credit Agreement, the Senior Notes Indenture and other debt agreements of the Company, the Company is prohibited from paying dividends if it fails to maintain specified minimum levels of net worth and dividends ratios, and certain other financial ratios.

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

25.      STOCK OPTION PLANS

         The Company has a Restricted Stock Plan (the "Restricted Stock Plan") and a Stock Option Plan. The Restricted Stock Plan provides for the granting of up to 1,000,000 shares of common stock to selected officers. Up to 1994, a total of 711,224 shares were awarded and issued under the Restricted Stock Plan. No shares have been awarded since 1994. The terms of the Restricted Stock Plan permit the imposition of restrictions ranging from one to five years on the sale or disposition of the shares issued.

         On April 16, 1997, the Company adopted a new employee stock option plan. This plan allows for the granting up to 2,000,000 purchase options on shares of the Company's common stock to employees, including officers and directors who are also employees, of the Company. The Compensation Committee of the Board of Directors has sole authority and absolute discretion to determine the number of stock options to be granted, their vesting rights, and the option exercise price. The vesting rights, however, cannot exceed ten years and the exercise price may not be lower than the market value at the date of the grant.

         The stock option plan also permits the Compensation Committee to grant rights to optionees ("stock appreciation rights") under which an optionee may surrender any exercisable stock option in return for cash equal to the excess of the fair value of the common stock to which the option is related at the time of exercise over the option price of the common stock at grant date. The stock option plan provides for a proportional adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassifications of stock and a merger or reorganization.

         During 1998, the Company granted 452,600 options to buy shares of the Company's stock that are to be exercisable over a period ranging from one to ten years. The options granted do not contain stock appreciation rights. Fifty percent (50%) of the options granted vest on the first anniversary of the grant and the remaining 50% vest on the second anniversary. All of the options prices equaled the quoted market price of the stock at the grant date, therefore, no compensation cost was recognized.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------

         The following table summarizes the exercise price and the weighted average remaining contractual life of the options outstanding at December 31, 1998.

                                                        WEIGHTED
                                                        AVERAGE            AVERAGE
               EXERCISE         OUTSTANDING            CONTRACT            EXERCISE
                PRICE             OPTIONS             LIFE (YEARS)           PRICE
               $ 15.22             444,200                9.25              $  15.22
               =======             =======                ====              ========

         As described in Note 2, the Company uses the intrinsic value-based method to account for stock options. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had the Company implemented the fair value method described in SFAS No. 123, it would have recognized compensation expense over the expected life of the options based on their fair market value, thus the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:


         (in thousands, except per share information)
                                                                               1998
                                                                               ----
         Compensation and Benefits:
               Reported                                                      $21,158
               Pro forma                                                     $21,984

         Net Income:
               Reported                                                      $52,832
               Pro forma                                                     $52,328

         Basic Earnings Per Share:
               Reported                                                      $  1.31
               Pro forma                                                     $  1.29

         Diluted Earnings Per Share:
               Reported                                                      $  1.26
               Pro forma                                                     $  1.25


         The fair value of the options granted in fiscal year 1998 was estimated using the Black-Scholes option pricing model with the following assumptions:

- Stock Price and Exercise Price - The stock price is $15.22 and the estimated fair value, based on the term of the awards, was $4.92 per option.

-        Expected Option Term - 4 years

-        Expected Volatility - 36%

-        Expected Dividend Yield - 1.58%

-        Risk-Free Interest Rate - 5.62%

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

26.         EARNINGS PER SHARE

            The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:




(in thousands, except per share data)
                                                      INCOME      SHARES     PER SHARE
                                                   (NUMERATOR) (DENOMINATOR)   AMOUNT
                                                   ----------- -------------   ------
   AS OF DECEMBER 31, 1998:

   Income before extraordinary item                 $ 52,832
   Less: Convertible preferred stock dividend           (676)
                                                    --------
   Basic EPS
   Income available to common
        shareholders                                  52,156      39,941,068     $   1.31
                                                    ========      ==========     ========

   Effect of dilutive securities
        Convertible Preferred Stock                      676       1,933,714
        Incremental Shares Options                                    53,404
                                                     -------       ----------

   Diluted EPS
        Income available to common shareholders
         plus assumed conversions                   $ 52,832      41,928,186     $   1.26
                                                    ========      ==========     ========

   AS OF DECEMBER 31, 1997:

   Income before extraordinary item                 $ 32,548
   Less: Serial preferred stock dividend                (130)
                                                    --------


   Basic EPS
   Income available to common
        shareholders                                  32,418      36,680,158     $   0.89
                                                    ========      ==========     ========
   Effect of dilutive securities
        Convertible Subordinated Debentures              371       1,677,626
        Serial Preferred Stock                           130         370,848
                                                    --------      ----------
   Diluted EPS
        Income available to common shareholders
         plus assumed conversions                   $ 32,919      38,728,632     $   0.85
                                                    ========      ==========     ========

   AS OF DECEMBER 31, 1996:

   Income before extraordinary item                 $ 27,041
   Less: serial preferred stock dividend                 (14)
                                                    --------
   Basic EPS
   Income available to common
        shareholders                                  27,027      36,266,244     $   0.75
                                                    ========      ==========     ========

   Effect of dilutive securities
        Convertible Subordinated Debentures              503       2,285,720
        Serial Preferred Stock                            14         173,108
                                                    --------      ----------     --------

   Diluted EPS
        Income available to common shareholders
         plus assumed conversions                   $ 27,544      38,725,072     $   0.71
                                                    ========      ==========     ========


DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


27.         SUPPLEMENTAL INCOME STATEMENT INFORMATION

            Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs. Pursuant to SFAS No. 91, direct loan origination costs are capitalized as part of the carrying cost of mortgage loans and are charged against mortgage loan sales and fees when the loans are sold.

            Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:


(in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                1998          1997          1996
                                                ----          ----          ----

  Employee costs, gross                        $52,152       $37,430       $31,488
  Deferred costs pursuant to SFAS No. 91        30,994        29,319        22,506
                                               -------       -------       -------

  Employee cost, net                           $21,158       $ 8,111       $ 8,982
                                               =======       =======       =======
  Other expenses, gross                        $15,116       $10,857       $ 9,513
  Deferred costs pursuant to SFAS No. 91         5,112         3,213         3,824
                                               -------       -------       -------
  Other expenses, net                          $10,004       $ 7,644       $ 5,689
                                               =======       =======       =======


28.         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The table below presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of financial instruments as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


(in thousands)

                                               1998                              1997
                                               ----                              ----

                                       CARRYING          FAIR          CARRYING          FAIR
                                        AMOUNT           VALUE          AMOUNT           VALUE
                                        ------           -----          ------           -----
Financial assets:
  Cash and due from banks              $ 31,945        $ 31,945        $ 17,390        $ 17,390
  Money market investments              312,751         312,751         157,404         157,404
  Mortgage loans held for sale          883,048         904,437         404,672         407,582
  Securities held for trading           606,918         606,918         620,288         620,288
  Securities held to maturity           190,778         192,125         143,534         144,784
  Securities available for sale         408,888         408,888         240,876         240,876
  Loans receivable                      166,987         169,410         133,055         134,900
  Servicing assets                       72,568          86,045          46,416          56,036


DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------



(in thousands)
                                                                       1998                               1997
                                                                       ----                               ----

                                                          CARRYING               FAIR          CARRYING           FAIR
                                                           AMOUNT               VALUE           AMOUNT           VALUE
                                                           ------               -----           ------           -----

      Financial liabilities:
           Loans payable                                 $   426,704         $   426,704         $238,770        $238,770
           Securities sold under agreements to
            repurchase                                     1,197,328           1,196,199          838,142         838,142
           Deposit accounts                                  533,113             532,702          300,494         300,183
           Notes payable                                     199,733             207,249          164,934         173,195
           Advances from FHLB                                 32,000              32,911           32,000          31,928

      Off - balance sheet financial instruments -
           Interest rate swap agreements in a net
            payable position                                                 $    (3,491)                        $   (330)


            The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

            Cash and due from banks, money market investments and loans payable: valued at the carrying amounts in the consolidated statements of financial condition. The carrying amounts are reasonable estimates of fair value due to the relatively short period to maturity.

            Mortgage loans held for sale, securities held for trading, securities held to maturity and securities available-for-sale: valued at quoted market prices, if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. In a few other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

            Loans receivable: valued on the basis of estimated future principal and interest cash flows, discounted at various rates. Loan prepayments are assumed to occur at speeds experienced in previous periods when interest rates were at levels similar to current levels, adjusted for any differences in the interest rate scenario. Future cash flows for homogeneous categories of loans, such as residential mortgage loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. Quoted market prices for securities backed by similar loans, adjusted for different loan characteristics, are also used in estimating fair value.

            Servicing assets: valued based on the market prices for comparable servicing sales contracts based on similar types of groups of loans. To further evaluate the estimated fair value of such servicing rights, the Company utilizes independent valuations based on present value calculations of the expected future cash flows associated with the servicing rights. Such valuations are based on assumptions that market participants would use in estimating future servicing income and expense, such as: discount rates, prepayment speeds, estimates of servicing cost, ancillary income per loan and default rates.

DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

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

            Notes payable, advances from FHLB and securities sold under agreements to repurchase: valued utilizing discounted cash flow analysis over the remaining term of the obligation using market rates for similar instruments.

            Derivatives: fair value is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses of open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

29.         QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

            Financial data showing results for the end of the quarters in 1998 and 1997 is presented below. These results are unaudited. In the opinion of management all adjustments necessary for a fair presentation have been included:

(in thousands, except per share data)

1
                                                            QUARTERS
                                         ----------------------------------------------------
1998                                        1ST           2ND           3RD            4TH
----                                        ---           ---           ---            ---

Interest income                          $31,044        $34,962        $38,557        $43,488
Net interest income                        7,842          8,721          7,632          9,070
Provision for loan losses                    218             93            163            409
Non-interest income                       16,470         19,769         22,970         29,131
Net income                                11,097         13,004         13,877         14,854
Earnings per common share-Basic             0.29           0.32           0.34           0.36
Earnings per common share-Diluted           0.27           0.31           0.33           0.35



                                                                  QUARTERS
                                            ------------------------------------------------------
1997                                           1ST             2ND          3RD              4TH
----                                           ---             ---          ---              ---


Interest income                              $20,386        $20,688        $23,026        $ 26,031
Net interest income                            6,321          6,638          7,927           7,807
Provision for loan losses                        165            200            244             183
Non-interest income                            9,687          9,148         11,379          15,072
Net income-Before extraordinary item           7,121          7,918          8,592           8,917
Net income-After extraordinary item            7,121          7,918          8,592          (3,400)
Earnings per common share-Basic:
            Before extraordinary item           0.19           0.22           0.24            0.24
            After extraordinary item            0.19           0.22           0.24           (0.10)
Earnings per common share - Diluted:
            Before extraordinary item           0.19           0.21           0.22            0.23
            After extraordinary item            0.19           0.21           0.22           (0.09)

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

            Asset/liability risk management activities are conducted in the context of Company's sensitivity to interest rate changes. This sensitivity arises due to changes in interest rates since most of the Company's assets are of a fixed rate nature. These changes in interest rate affect the value of mortgage loans held for sale and mortgage-backed securities held for trading from the time such assets are originated to the time these are sold. Interest-bearing liabilities reprice more frequently than interest-earning assets and, therefore, the Company's net interest income is affected by changes in interest rates and the relation of long-term and short-term interest rates.

            To achieve its risk management objectives, the Company uses a combination of derivative financial instruments, particularly, futures and options, as well as other types of contracts such as forward sales commitments.

            The following table summarizes the activity in derivative transactions, other than interest rate swaps, for the year:


(in thousands)


                                  NOTIONAL AMOUNT                                      FAIR VALUE
                          ----------------------------       ------------------------------------------------------------------
                               AT DECEMBER 31, 1998           AT DECEMBER 31, 1998       AVERAGE FOR THE PERIOD       NET GAINS
                            ASSETS         LIABILITIES       ASSETS        LIABILITIES   ASSETS        LIABILITIES     (LOSSES)
                          ----------      ------------       -------       -----------   ------        -----------      -------
Options on Futures        $  665,000        $  587,500        $1,757        $2,070        $1,398        $   606         $(1,883)
Options on
 Eurodollars               3,000,000         1,000,000           736           172           115             14            (903)
Forward Contracts                 --            98,900            --            --            --             --            (235)
Options on Bonds
 and Mortgage-
 backed Securities                --            10,000            --           141             2            358             243
Futures                           --                --            --            --            --             --            (262)
                          ----------        ----------        ------        ------        ------        -------         -------
                          $3,665,000        $1,696,400        $2,493        $2,383        $1,515        $   978         $(3,040)
                          ==========        ==========        ======        ======        ======        =======         =======


DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996



--------------------------------------------------------------------------------

(in thousands)

                                  NOTIONAL AMOUNT                                   FAIR VALUE
                          ----------------------------    ------------------------------------------------------------------
                               AT DECEMBER 31, 1997        AT DECEMBER 31, 1997       AVERAGE FOR THE PERIOD       NET GAINS
                            ASSETS         LIABILITIES    ASSETS        LIABILITIES   ASSETS        LIABILITIES     (LOSSES)
                          ----------      ------------    -------       -----------   ------        -----------      -------
Options on Futures        $417,500        $212,000        $1,051        $  655        $1,541        $   977         $    17
Options on
  Eurodollars                   --              --            --            --            --             --              --
Forward Contract             5,000          15,000            --            --            --             --              59
Options on Bonds
  and Mortgage-
  backed
  Securities                 5,000          70,000             3           575           798          2,625             763

Futures                         --              --            --            --            --             --          (2,150)
                          --------        --------        ------        ------        ------        -------         -------

                          $427,500         297,000        $1,054        $1,230        $2,339        $ 3,602         $(1,311)
                          ========        ========        ======        ======        ======        =======         =======


            Options are contracts that grant the purchaser the right to buy or sell the underlying asset by a certain date at a specified price. The risk involved with option contracts is normally limited to the price of the options. Interest rate futures contracts are commitments to either purchase or sell designated instruments, such as U.S. Treasury securities, at a future date for a specified price. Futures contracts are generally traded on an exchange, are marked to market daily, and are subject to initial maintenance margin requirements. Forward contracts are generally over-the-counter or privately negotiated contracts to sell a specified amount of certain instruments such as mortgage-backed securities at a specified price at a specified future date. Because these contracts are not traded on an exchange and are not generally marked-to-market on a daily basis, they are generally subject to greater credit risks than futures contracts.

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

            The Company's banking subsidiary enters into interest rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. At December 31, 1998, the Company had outstanding interest rate swap agreements to change the Company's interest rate exposure. The agreements are for a notional principal amount of $5,000,000, $50,000,000 and $50,000,000, covering the
            Company's interest rate exposure. The interest rate swap for a notional amount of $5,000,000, covers the exposure of a $5,000,000 floating rate term-note. This agreement ends at the time the related obligation matures. The interest rate swaps with notional

DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

-------------------------------------------------------------------------------
            amounts of $50,000,000 are designed to protect the Company from the repricing of its short-term liabilities. These agreements end on November 5, 2002 and January 3, 2016, respectively. The interest rate to be received on the $5,000,000 swap agreement is 87% of the three-month LIBOR rate minus .125% (4.84% at December 31, 1998) and the interest rate to be paid is 4.92%. On the $50,000,000 swap agreements, the interest rate to be received is 100% of the three-month LIBOR rate (5.31% and 5.35% at December 31, 1998) and the interest rate to be paid is 6.125% and 5.495%, respectively. Non-performance by the counterparty will expose the Company to interest rate risk.

            In 1996, the Company sold short $75 million in futures contract of the 10 year, 6.5% U.S. Treasury Note, to hedge the funding cost of the 7.84% Senior Notes due on October 10, 2006 (the "Senior Notes"). The loss incurred in such transaction was deferred as part of the cost of issuing the Senior Notes and is being amortized throughout the life of the Senior Notes as an adjustment to the Notes' yield. Unamortized balance at December 31, 1998 was approximately $2,008,000.

31.         SEGMENT INFORMATION

            In 1998, the Company implemented the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about a company's operating segments.

            The Company has three reportable segments identified by line of business: mortgage banking, commercial banking and broker dealer operations. The segments are managed separately since each one targets different customers and requires different strategies. The majority of the Company's operations are conducted in Puerto Rico.

            The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

            The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).

            The information that follows presents, net interest income after provision for loan losses, non-interest income, net income and identifiable assets for the Company's reportable segments.


(in thousands)
                                        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                        ---------------------------------------------------
                                               1998             1997             1996
                                          ---------        ---------        ---------
Reportable segments:
  Mortgage banking                        $  16,169        $  17,588        $  13,415
  Commercial banking                         14,484            9,477            6,250
  Broker dealer                               1,729              836               82
Consolidating eliminations                     --               --               --
                                          ---------        ---------        ---------
      Consolidated net interest income    $  32,382        $  27,901        $  19,747
                                          =========        =========        =========

DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996



--------------------------------------------------------------------------------



                                                         NON-INTEREST INCOME
                                          ---------------------------------------------
                                           1998               1997               1996
                                          --------           -------           --------
Reportable segments:
  Mortgage banking                        $ 78,293           $39,465           $ 40,694
  Commercial banking                         5,321             3,380                491
  Broker dealer                              4,951             2,506                229
Consolidating eliminations                    (225)              (65)              (568)
                                          --------           -------           --------

     Consolidated non-interest income     $ 88,340           $45,286           $ 40,846
                                          ========           =======           ========






(in thousands)
                                                  NET INCOME (LOSS)
                                    -------------------------------------------
                                      1998              1997              1996
                                    --------           ------          --------
Reportable segments:
  Mortgage banking                  $ 43,672           $14,927          $ 25,720
  Commercial banking                   8,197             5,043             2,314
  Broker dealer                        1,141               138              (427)
Consolidating eliminations              (178)              123              (566)
                                    --------           -------          --------
     Consolidated net income        $ 52,832           $20,231          $ 27,041
                                    ========           =======          ========



                                                                     IDENTIFIABLE ASSETS
                                                   ------------------------------------------------------
                                                       1998                 1997                  1996
                                                   -----------           ----------            ----------
 Reportable segments:
   Mortgage banking                                $ 1,883,628           $1,378,841            $  900,752
   Commercial banking                                  804,545              428,101               280,678
   Broker dealer                                       831,474              500,768                37,712
 Consolidating eliminations                           (601,534)            (449,921)             (113,059)
                                                    -----------          -----------           -----------
    Consolidated total identifiable assets          $ 2,918,113          $1,857,789             1,106,083
                                                    ===========          ===========           ===========


32.         EXTRAORDINARY ITEM

            During 1997 in connection with the exchange of the 8.25% Convertible Subordinated Debentures for 8% Convertible Cumulative Preferred Stock discussed in Note 24, the Company recorded an extraordinary non-cash loss of approximately $12.3 million on the extinguishment of debt. This extraordinary non-cash loss was determined based upon the difference between the estimated fair market value of the Preferred Stock and the carrying value of the convertible debentures at the time of conversion. The fair value of the Preferred Stock was calculated utilizing the Theorical Model. This model segregates the Preferred Stock into two different components, the equity portion and the bond portion, and values the two individually to derive fair value.

DORAL FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

            Simultaneously with the extraordinary non-cash loss, the Company's paid-in capital account was increased by $20.8 million. This increase represents the sum of the extraordinary non-cash loss and the indebtedness extinguished, represented by the Convertible Subordinated Debentures, resulting in a net increase to the Company's stockholders equity of approximately $8.5 million.

33.         SUBSEQUENT EVENT

            On February 22, 1999, the Company issued 1,495,000 shares of its 7% Non-Cumulative Monthly Income Preferred Stock, Series A, at a price of $50 per share. The transaction increased the capital of the Company by approximately $72.1 million, net of issue costs.