Form 10-Q
period 1999-03-31
DORAL FINANCIAL CORP
filed 1999-05-17
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -----------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM         TO


                         COMMISSION FILE NUMBER 0-17224

                           DORAL FINANCIAL CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Puerto Rico                                        66-0312162
         -----------                                        ----------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification number)

1159 F.D. Roosevelt Avenue,
San Juan, Puerto Rico                                       00920-2998
---------------------                                       ----------
(Address of principal executive                             (Zip Code)
offices)

Registrant's telephone number,
      including area code                                 (787) 749-7000
                                                          --------------
  Former name, former address
                    and                                    Not Applicable
  Former fiscal year, if changed                           --------------
          since last report

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X    NO
     -

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 10, 1999 - 40,428,920

                           DORAL FINANCIAL CORPORATION
                                   INDEX PAGE

                                                                                                                  PAGE
                                                                                                                  ----
                                               PART I - FINANCIAL INFORMATION

Item 1   -    Financial Statements

              Consolidated Statements of Financial Condition as of March 31, 1999 (Unaudited) and                   4
              December 31, 1998................................................................................

              Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
              March 31, 1999 and March 31, 1998................................................................     5

              Consolidated Statements of Cash Flows (Unaudited) - Quarters ended March 31, 1999 and
              March 31, 1998...................................................................................     6

              Consolidated Statements of Comprehensive Income (Unaudited)- Quarters ended March 31,
              1999 and March 31, 1998..........................................................................     7

              Notes to Consolidated Financial Statements.......................................................     8

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............    10

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................    39

                                                 PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................    39

Item 2   -    Changes in Securities............................................................................    39

Item 3   -    Defaults Upon Senior Securities..................................................................    40

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................    40

Item 5   -    Other Information................................................................................    41

Item 6   -    Exhibits and Reports on Form 8-K.................................................................    41

SIGNATURES.....................................................................................................    43

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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (IN THOUSANDS OF DOLLARS)

                                                                                                      March 31,       December 31,
                                                                                                        1999              1998
                                                                                                     (unaudited)        (audited)
                                                                                                     -----------      ------------
Assets
Cash and due from banks                                                                              $   33,522       $   31,945
                                                                                                     ----------       ----------
Money market investments:
   Securities purchased under agreements to resell                                                       82,033          120,733
   Time deposits with other banks                                                                       141,531           51,549
   Other short term investments, at cost                                                                 74,540          140,469
                                                                                                     ----------       ----------

         Total money market investments                                                                 298,104          312,751
                                                                                                     ----------       ----------

Loans:
   Mortgage loans held for sale, at lower of cost or market                                             886,329          883,048
   Loans receivable, net                                                                                175,073          166,987
                                                                                                     ----------       ----------

         Total loans                                                                                  1,061,402        1,050,035
                                                                                                     ----------       ----------

Investment securities and other instruments:
   Trading securities, at fair value                                                                    646,901          606,918
   Securities available-for-sale, at fair value                                                         617,233          408,888
   Securities held-to-maturity, at amortized cost                                                       185,426          190,778
   Federal Home Loan Bank of NY (FHLB) stock, at cost                                                     8,895            6,914
                                                                                                     ----------       ----------

         Total investment securities and other instruments                                            1,458,455        1,213,498
                                                                                                     ----------       ----------

Receivables and mortgage servicing advances                                                              33,249           32,568
Broker dealers' operations receivable                                                                   111,676          144,486
Accrued interest receivable                                                                              24,088           23,570
Servicing assets, net                                                                                    79,175           72,568
Property, leasehold improvements and equipment, net                                                      22,225           19,273
Cost in excess of fair value of net assets acquired, net                                                  5,386            5,475
Real estate held for sale, net                                                                            2,801            2,987
Prepaid and other assets                                                                                  8,039            8,957
                                                                                                     ----------       ----------

         Total assets                                                                                $3,138,122       $2,918,113
                                                                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase                                                       $1,253,051       $1,197,328
Loans payable                                                                                           392,949          426,704
Deposits                                                                                                649,378          533,113
Notes payable                                                                                           199,462          199,733
Advances from FHLB                                                                                       55,500           32,000
Broker dealers' operations payable                                                                      110,419          142,002
Accrued expenses and other liabilities                                                                  129,673          117,674
                                                                                                     ----------       ----------

         Total liabilities                                                                            2,790,432        2,648,554

Commitments and contingencies

Stockholders' equity:
   Serial Preferred Stock, $1 par value, 2,000,000 shares authorized; 8%
      Convertible Cumulative Preferred Stock, $1 par value (liquidation preference $1,000 per Share), 20,000 designated, and 8,460 shares issued and outstanding; 7% Noncumulative Monthly Income Preferred Stock,
      $1 par value (liquidation preference $50 per share) 1,495,000 shares
      issued and outstanding                                                                              1,503                8
   Common stock, $1 par value, 50,000,000 shares authorized; 40,484,920 shares
       issued  (1997 - 36,850,920); 40,428,920 shares outstanding (1997 - 36,794,920)                    40,485           40,485
   Paid-in capital                                                                                      140,822           70,252
   Legal surplus                                                                                          2,499            2,499
   Retained earnings                                                                                    168,853          156,315
   Accumulated other comprehensive income, net of taxes                                                  (6,416)              56
   Treasury stock at par value, 56,000 shares held                                                          (56)             (56)
                                                                                                     ----------       ----------

         Total stockholders' equity                                                                     347,690          269,559
                                                                                                     ----------       ----------

         Total liabilities and stockholders' equity                                                  $3,138,122       $2,918,113
                                                                                                     ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  Quarter Ended March 31
                                                                               ---------------------------
                                                                                 1999              1998
                                                                               ---------         ---------
Interest income:
  Loans                                                                        $  18,201         $  10,586
  Mortgage-backed securities                                                      12,496            12,155
  Investment securities                                                            7,540             7,219
  Other interest-earning assets                                                    3,501             1,084
                                                                               ---------         ---------
Total interest income                                                             41,738            31,044
                                                                               ---------         ---------

Interest expense:
  Loans payable                                                                    5,793             5,426
  Securities sold under agreements to repurchase                                  15,010            11,273
  Deposits                                                                         6,652             3,597
  Other borrowed funds                                                             4,421             2,906
                                                                               ---------         ---------
Total interest expense                                                            31,876            23,202
                                                                               ---------         ---------

Net interest income                                                                9,862             7,842
Provision for loan losses                                                            295               218
                                                                               ---------         ---------
Net interest income after provision for loan losses                                9,567             7,624
                                                                               ---------         ---------

Non-interest income:
  Net gain on mortgage loan sales                                                 16,234             5,333
  Trading account profit                                                           5,530             2,546
  Gain on sale of investment securities                                               --             1,515
  Servicing income                                                                 7,213             4,721
  Gain on sale of servicing assets                                                    --             1,829
  Commissions, fees and other income                                                 815               526
                                                                               ---------         ---------
Total non-interest income                                                         29,792            16,470
                                                                               ---------         ---------

Non-interest expense:
  Compensation and benefits, net (See Note f)                                     10,140             3,883
  Taxes, other than payroll and income taxes                                         483               391
  Maintenance                                                                        455               227
  Advertising                                                                      1,398             1,303
  Professional services                                                            1,236               878
  Telephone                                                                          884               604
  Rent                                                                             1,025               731
  Amortization of servicing assets                                                 2,715             1,403
  Depreciation and amortization                                                      931               843
  Other, (See Note f)                                                              2,288             1,241
                                                                               ---------         ---------
Total non-interest expense                                                        21,555            11,504
                                                                               ---------         ---------

Income before income taxes                                                        17,804            12,590
Income taxes                                                                       2,133             1,493
                                                                               ---------         ---------

Net income                                                                        15,671            11,097
                                                                               =========         =========
Retained earnings at beginning of period                                         156,315           114,253
Less cash dividends paid:
           8% Convertible Cumulative Preferred Stock                                 169               169
           7% Noncumulative Monthly Income Preferred stock                           538               --
           Common stock                                                            2,426             2,022
                                                                               ---------         ---------
Retained earnings at the end of period                                         $ 168,853         $ 123,159
                                                                               =========         =========

Earnings  per share(1):
  Basic                                                                        $    0.37         $   0.285
                                                                               =========         =========
  Diluted                                                                      $    0.36         $   0.275
                                                                               =========         =========

(1) Adjusted to reflect a two-for-one stock split effective May 20, 1998.

    The accompanying notes are an integral part of these financial statement.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                                               Quarter Ended
                                                                                                                 March 31,
                                                                                                         -------------------------
                                                                                                            1999            1998
                                                                                                         ---------       ---------
                                                                                                                 (unaudited)
Cash flows from operating activities:

Net income .......................................................................................       $  15,671       $  11,097
                                                                                                         ---------       ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...............................................................             931             661
     Amortization of interest-only strips held in trading accounts ...............................           1,656           1,048
     Amortization of cost in excess of fair value of net assets acquired .........................              89             182
     Amortization of servicing assets ............................................................           2,715           1,403
     Deferred tax benefit ........................................................................             (82)         (2,366)
     Gain on sale of servicing assets ............................................................              --          (1,829)
     Provision for loan losses ...................................................................             295             218
     Origination and purchases of mortgage loans held for sale ...................................        (690,424)       (386,862)
     Principal repayment and sales of mortgage loans held for sale ...............................         685,462         144,164
     Purchases of securities held for trading ....................................................        (697,778)       (361,367)
     Principal repayments and sales of securities held for trading ...............................         658,780         377,560
     Increase in interest only strips, net .......................................................          (1,095)           (448)
     Increase in servicing assets ................................................................          (9,322)         (6,052)
     Increase in accounts receivable and mortgage servicing advances .............................            (681)           (502)
     Decrease in broker dealers' operations receivable ...........................................          32,810         153,441
     Increase in accrued interest receivable .....................................................            (518)         (5,371)
     (Decrease) increase in interest payable .....................................................          (1,140)          1,407
     (Decrease) increase in broker dealers' operations payable ...................................         (31,583)         54,713
     Increase in accounts payable and other liabilities ..........................................          17,359           3,764
     Decrease in prepaid and other assets ........................................................             918           2,918
                                                                                                         ---------       ---------

        Total adjustments ........................................................................         (31,608)       (229,196)
                                                                                                         ---------       ---------
     Net cash used in operating activities .......................................................         (15,937)       (218,099)
                                                                                                         ---------       ---------

Cash flows from investing activities:
  Principal repayments of securities held to maturity ............................................           5,352           6,534
  Origination of loans receivable ................................................................         (11,836)             --
  Principal repayments of loans receivable .......................................................           3,590             903
  Purchases of securities available for sale .....................................................        (489,580)       (247,706)
  Principal repayments and sales of  securities available for sale ...............................         270,625         112,641
  Purchase of FHLB stock .........................................................................          (1,981)             --
  Purchase of property, leasehold improvements and equipment .....................................          (3,883)         (1,201)
  Decrease in real estate held for sale ..........................................................             186             526
  Proceeds from the sale of servicing assets .....................................................              --           1,829
                                                                                                         ---------       ---------

     Net cash used in investing activities .......................................................        (227,527)       (126,474)
                                                                                                         ---------       ---------

Cash flows from financing activities:
  Increase in deposits ...........................................................................         116,265          27,925
  Increase in securities sold under agreements to repurchase .....................................          55,723         198,009
  (Decrease) increase in loans payable ...........................................................         (33,755)         64,090
  Issuance of common stock .......................................................................              --          40,592
  Issuance of preferred stock ....................................................................          72,065              --
  Proceeds from FHLB advances ....................................................................          23,500              --
  Decrease in notes payable ......................................................................            (271)           (392)
  Dividends declared and paid ....................................................................          (3,133)         (2,191)
                                                                                                         ---------       ---------

     Net cash provided by financing activities ...................................................         230,394         328,033
                                                                                                         ---------       ---------

  Net decrease in cash and cash equivalents ......................................................         (13,070)        (16,540)

  Cash and cash equivalents at beginning of period ...............................................         344,696         174,794
                                                                                                         ---------       ---------

  Cash and cash equivalents at the end of period .................................................       $ 331,626       $ 158,254
                                                                                                         =========       =========

  Cash and cash equivalent includes:
     Cash and due from banks .....................................................................       $  33,522       $  12,906
     Money market investments ....................................................................         298,104         145,348
                                                                                                         ---------       ---------
                                                                                                         $ 331,626       $ 158,254
  Supplemental schedule of non-cash activities
     Loan securitizations ........................................................................       $ 336,143       $ 132,827
                                                                                                         =========       =========

  Supplemental cash flows information:
     Cash used to pay interest ...................................................................       $  33,016       $  21,795
                                                                                                         =========       =========
     Cash used to pay income taxes ...............................................................       $   4,603       $   1,581
                                                                                                         =========       =========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)


                                                                                                               QUARTER ENDED
                                                                                                                 MARCH 31,
                                                                                                         -------------------------
                                                                                                           1999            1998
                                                                                                         ---------       ---------
Net income:                                                                                              $  15,671       $  11,097
                                                                                                         ---------       ---------
Other comprehensive income, net of tax
  Unrealized net gains (losses) on securities arising during the period
     (net of taxes of $4.1 million - 1999 and $300 - 1998)
      Less: reclassification adjustment for (gains) losses                                                  (6,458)            469
      included in net income (net of taxes of $9 - 1999 and
       $338 - 1998)                                                                                             14             528
                                                                                                         ---------       ---------

Other comprehensive income (loss)                                                                           (6,472)            (59)
                                                                                                         ---------       ---------

Comprehensive income, net of taxes                                                                       $   9,199       $  11,038
                                                                                                         =========       =========













   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank and Doral Money, Inc. References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter ended March 31, 1999 and 1998 were as follows:


                                                                         QUARTER ENDED MARCH 31,
                                                                        ------------------------

                                                                         1999            1998
                                                                        -------         -------
         8% Convertible Cumulative Preferred Stock                      $20.00          $20.00
         7% Noncumulative Monthly Income Preferred Stock                $ 0.36          $   --
         Common Stock                                                   $ 0.06          $ 0.05


d. At March 31, 1999, escrow funds include approximately $85.7 million deposited with Doral Bank. These funds are included in the Company's financial statements. Escrow funds also include approximately $7.2 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The number of average shares of common stock used for computing the basic and diluted net income per share was as follows:


                                                                         QUARTER ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                    1999              1998
                                                                  ----------       ----------

         Basic                                                    40,428,920       38,450,408
         Diluted                                                  42,447,389       40,384,124


f. Employee costs and other expenses are shown in the Consolidated Statements of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales when the loans are sold.

         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:


                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                                  (IN THOUSANDS)
                                                               --------------------
                                                                1999          1998
                                                               -------      -------
         Employee costs, gross                                 $17,008      $11,430
         Deferred costs pursuant to SFAS No. 91                  6,868        7,547
                                                               -------      -------
              Employee cost, net                               $10,140      $ 3,883
                                                               =======      =======

         Other expenses, gross                                 $ 4,464      $ 2,959
         Deferred costs pursuant to SFAS No. 91                  2,176        1,718
                                                               -------      -------
              Other expenses, net                              $ 2,288      $ 1,241
                                                               =======      =======

g. On February 22, 1999, Doral Financial closed the sale of 1,495,000 shares of its 7% Noncumulative Monthly Income Preferred Stock, Series A (including 195,000 shares sold pursuant to an over-allotment option to the underwriters) in a public underwritten offering at a price to the public of $50.00 per share. The Company received proceeds of approximately $72.1 million from the offering, after deducting the related expenses.

h.       Reporting Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 - "Reporting Comprehensive Income". This Statement establishes standards of reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income is intended to report all changes in the equity of a business enterprise during a period from transactions and other events or circumstances, except those resulting from investments by or distribution to owners. The only item of comprehensive income reported by the Company is the unrealized gains or losses on securities available for sale which, at March 31, 1999, amounted to a loss of $6.4 million net of taxes.

i.       Segment information

         In 1998, the Company implemented the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about a company's operating segments.

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

         The information that follows presents net interest income after provision for loan losses, non interest income, net income and identifiable assets for the Company's reportable segments.


(in thousands)
                                      Mortgage       Commercial     Broker
                                       Banking        Banking       Dealer      Eliminations      Totals
                                     ----------      ----------     -------     ------------    ----------
                                                         QUARTER ENDED MARCH 31, 1999
                                     ---------------------------------------------------------------------
Net interest income after
  provision for loan losses          $    3,723          4,988          655           201       $    9,567
Non-interest income                  $   26,431          2,362        1,241          (242)      $   29,792
Net income                           $   12,760          2,744          210           (43)      $   15,671
Identifiable assets                  $1,965,939      1,019,324      788,693      (635,834)      $3,138,122

                                                         QUARTER ENDED MARCH 31, 1998
                                     ---------------------------------------------------------------------
Net interest income after
  provision for loan losses          $    4,595          2,724          305             0       $    7,624
Non-interest income                  $   14,117          1,137        1,090           126       $   16,470
Net income                           $    8,819          1,748          357           173       $   11,097
Identifiable assets                  $1,634,905        458,555      606,936      (446,018)      $2,254,378


j. Certain amounts reflected in the 1998 Consolidated Financial Statements have been reclassified to conform to the presentation for 1999.

k.       Securities Transactions of Broker Dealer

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

         Doral Financial is currently in its 27th year of operations. The Company is the leading originator of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased during the quarters ended March 31, 1999 and 1998 was approximately $702.3 million and $386.9 million, respectively.

         Doral Financial's mortgage servicing portfolio increased to approximately $6.6 billion as of March 31, 1999, from $4.8 billion as of the same date a year ago, an increase of 37%. Doral Financial's traditional strategy has been to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         For the quarters ended March 31, 1999 and 1998, Doral Bank, the Company's commercial banking subsidiary, contributed approximately $2.7 million and $1.7 million, respectively, to the Company's consolidated net income which includes the operations of Doral Money, a wholly-owned subsidiary of Doral Bank commencing with the second quarter of 1998. The increase in Doral Bank's net income reflects a substantial increase in interest earning assets during these periods.

         During the second quarter of 1998, Doral Financial expanded into the mainland United States through the creation of Doral Money, a subsidiary of Doral Bank, which operates through two divisions, a multi-family and commercial lending unit in the New York City metropolitan area, and a residential wholesale mortgage operation in the Chicago metropolitan area. Doral Money contributed approximately 17% to the Company's total loan production for the first quarter of 1999.

         The Company owns Doral Securities, a broker-dealer subsidiary that provides retail and institutional brokerage services, financial advisory and investment banking services in Puerto Rico. For the quarters ended March 31, 1999 and 1998, Doral Securities' net income was $210,000 and $358,000, respectively. Results for the quarter ended March 31, 1999, reflect increased personnel and rental expenses related to Doral Securities' continued growth.

         Doral Financial is also in the process of organizing a new federal savings association in the New York City metropolitan area, which it anticipates will open for business during the third quarter of 1999.

         Unlike most bank holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of the Company's principal mortgage units, is organized as an operating division within the parent company. As of March 31, 1999, Doral Financial had assets of $1.6 billion at the parent company level.

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:


         TABLE A
         LOAN PRODUCTION
         (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN BALANCE)

                                                                           QUARTER ENDED MARCH 31,
                                                                          -------------------------
                                                                            1999             1998
                                                                          --------         --------
         FHA/VA mortgage loans
                  Number of loans ...............................            2,240            1,492
                  Volume of loans ...............................         $181,375         $113,961
                  Percent of total volume .......................               26%              29%

         Conventional conforming mortgage loans(1)
                  Number of loans ...............................            3,635              986
                  Volume of loans ...............................         $313,859         $ 92,700
                  Percent of total volume .......................               45%              24%

         Conventional non - conforming mortgage loans(2)(3)(4)
                  Number of loans ...............................            1,651            2,614
                  Volume of loans ...............................         $139,348         $161,667
                  Percent of total volume .......................               20%              42%
         Other(5)
                  Number of loans ...............................              244              142
                  Volume of loans ...............................         $ 67,678         $ 18,534
                  Percent of total volume .......................                9%               5%

         Total loans
                  Number of loans ...............................            7,770            5,234
                  Volume of loans ...............................         $702,260         $386,862

         Average initial loan balance ...........................         $ 90,381         $ 73,913

--------------------
(1) Refers to mortgage loans that qualify for the sale or exchange programs of FNMA or FHLMC.

(2) Refers to mortgage loans that do not qualify for the sale or exchange programs of FNMA or FHLMC.

(3) Includes $2.7 million and $5.8 million in second mortgages for the quarters ended March 31, 1999 and 1998, respectively.

(4) Includes $5.7 million and $8.8 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended March 31, 1999 and 1998, respectively.

(5) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land, and consumer loans.

         A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the quarters ended March 31, 1999 and 1998, refinance loans represented approximately 64% and 62%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity.

LOAN ORIGINATION CHANNELS

         In Puerto Rico, Doral Financial relies primarily on its extensive retail mortgage banking and bank branch network to originate loans. It supplements these originations by wholesale originations consisting primarily of purchases of FHA and VA loans from other mortgage bankers and, to a lesser extent, purchases of conventional conforming and non-conforming loans from other mortgage bankers and originations through mortgage brokers. The Company, through Doral Bank and other specialized units, also originates consumer, commercial, construction and land loans. In 1998, Doral Financial established a new wholesale residential mortgage operation in Chicago and a multi-family lending unit in the New York metropolitan area. In Puerto Rico, the Company maintains a specialized unit that works closely with home builders and originates mortgage loans to finance the acquisition of homes in new residential projects.

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

         The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:


TABLE B
LOAN ORIGINATION SOURCES

                                                                     QUARTER ENDED MARCH 31,
                                                       --------------------------------------------------
                                                                      1999                        1998(1)
                                                       ------------------------------------       -------
                                                       PUERTO RICO        US        TOTAL
                                                       -----------        --      ---------
         Retail .................................          49%            --         49%             65%
         Wholesale ..............................          23%            11%        34%             21%
         New Housing Developments ...............           7%            --          7%              9%
         Multi-family ...........................          --%             6%         6%             --
         Other(2) ...............................           4%            --%         4%              5%

-----------------

(1) For the first quarter of 1998, originations from the mainland United States represented less than 1% of total loan originations.

(2) Refers to commercial, construction, land, and consumer loans originated through Doral Bank and other specialized units.


MORTGAGE LOAN SERVICING

         Doral Financial's principal source of servicing rights has traditionally been its mortgage loan production. However, during the first three months of 1999 and 1998, Doral Financial purchased servicing rights to approximately $72.9 million and $38.9 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and will continue to seek and consider attractive opportunities for bulk purchases of servicing rights.

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:


         TABLE C
         MORTGAGE LOAN SERVICING
         (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                  AS OF MARCH 31,
                                                            ---------------------------
                                                               1999             1998
                                                            ----------       ----------

         COMPOSITION OF SERVICING
            PORTFOLIO AT PERIOD END
         GNMA ........................................      $2,373,492       $2,096,169
         FHLMC/FNMA ..................................       1,795,626          965,675
         Doral Financial grantor trusts ..............         135,875          187,894
         Other conventional mortgage loans(1) ........       2,261,201        1,560,075
                                                            ----------       ----------
         Total servicing portfolio ...................      $6,566,194       $4,809,813

         SERVICING PORTFOLIO ACTIVITY
         Beginning servicing portfolio ...............      $6,186,059       $4,655,135
         ADD:
                  Loans funded and purchased(2) ......         637,329          382,657
                  Bulk servicing acquired ............          72,941           38,900
         LESS:
                  Servicing sales transferred ........              --          103,003
                  Run-off(3) .........................         330,135          163,876
                                                            ----------       ----------
         Ending servicing portfolio ..................      $6,566,194       $4,809,813
                                                            ==========       ==========

         SELECTED DATA REGARDING
           MORTGAGE LOANS SERVICED
         Number of loans .............................         105,120           87,366
         Weighted average interest rate ..............            7.95%            8.08%
         Weighted average remaining maturity (months)              213              203
         Weighted average servicing fee rate .........           .3934%            .3347%
         Average servicing portfolio .................      $6,084,915       $4,747,104
         Principal prepayments .......................      $  205,000       $  115,500
         Prepayments to average portfolio (annualized)              13%              10%
         Average size of loans prepaid ...............      $   54,750       $   45,047
         DELINQUENT MORTGAGE LOANS AND
           PENDING FORECLOSURES AT PERIOD END
         60-89 days past due .........................            1.19%            1.67%
         90 days or more past due ....................            2.04%            2.30%
                                                            ----------       ----------
         Total delinquencies excluding foreclosures ..            3.23%            3.97%
                                                            ==========       ==========
         Foreclosures pending ........................            1.18%            1.25%

--------------------

(1) Includes $877 million and $503 million of loans owned by the Company at March 31, 1999 and 1998, respectively, which represented 13% and 10% of the total servicing portfolio as of such dates.

(2) Excludes approximately $64.9 million and $4.2 million of commercial, construction and loans sold with servicing released not included in the Company's mortgage servicing portfolio, as of March 31, 1999 and March 31, 1998, respectively..

(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences. Substantially all of Doral Financial's mortgage servicing portfolio is composed of mortgages secured by real estate located in Puerto Rico. At March 31, 1999 and 1998, less than 6% and 1%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

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

         The maximum aggregate amount of unsecured loans that Doral Bank could make to a single borrower under Puerto Rico banking regulations as of March 31, 1999 was $6.4 million. As of such date the largest loan held for investment by the Company was $4.6 million, which was held by Doral Bank.

         The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:


         TABLE D
         LOANS RECEIVABLE, NET
         (DOLLARS IN THOUSANDS)

                                                         AS OF MARCH 31, 1999         AS OF DECEMBER 31, 1998
                                                         --------------------         -----------------------
                                                          AMOUNT      PERCENT          AMOUNT         PERCENT
                                                         --------     -------         --------        -------
         Construction loans                              $ 96,047       40%           $ 72,081          33%
         Residential mortgage loans                        75,977       32%             80,902          37%
         Commercial real estate                            15,389        6%             16,443           8%
         Consumer -- secured by mortgage                    4,610        2%              5,005           2%
         Consumer -- other                                  7,286        3%              6,290           3%
         Commercial (non-real estate)                       9,884        4%             11,051           5%
         Loans on saving deposits                           5,072        2%              3,676           2%
         Land secured                                      24,596       10%             21,418          10%
                                                         --------      ---            --------         ---
           Gross loans receivable(1)(2)                   238,861      100%            216,866         100%
                                                                                      --------         ---
         Less:
           Undisbursed portion of loans
              in process                                  (60,937)                     (47,575)
           Unearned interest and deferred
              loan fees                                    (1,051)                        (648)
           Allowance for loan losses(3)                    (1,800)                      (1,656)
                                                         --------                     --------
                                                          (63,788)                     (49,879)
                                                         --------                     --------
           Loans receivable, net                         $175,073                     $166,987
                                                         ========                     ========

-------------------
(1)      Sum of the columns may not add up to the totals due to rounding.

(2) Does not include mortgage loans held for sale by Doral Financial of $886.3 million as of March 31, 1999 and $883.0 million as of December 31, 1998.

(3) Does not include $3.6 million and $3.5 million of allowance for loan losses allocated to mortgage loans held for sale as of March 31, 1999 and December 31, 1998, respectively.

         The following table sets forth certain information as of March 31, 1999, regarding the dollar amount of Doral Financial's loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


         TABLE E
         LOANS RECEIVABLE BY
         CONTRACTUAL MATURITIES
         (IN THOUSANDS)

                                                                                         DUE 5 OR MORE
                                                      DUE 1 YEAR   DUE 1-5 YEARS AFTER    YEARS AFTER
                                                        OR LESS       MARCH 31, 1999     MARCH 31, 1999     TOTAL
                                                      ----------   -------------------   --------------   --------
         Construction loans ......................      $44,042           $52,005          $    --        $ 96,047
         Residential mortgage loans ..............        8,081             2,518           65,378          75,977
         Commercial real estate ..................           63               603           14,723          15,389
         Consumer - secured by mortgage ..........           --               289            4,321           4,610
         Consumer - other ........................        2,072             5,214               --           7,286
         Commercial (non-real estate) ............        3,924             5,144              816           9,884
         Loans on saving deposits ................        3,760             1,312               --           5,072
         Land secured ............................       18,051             4,439            2,106          24,596
                                                        -------           -------          -------        --------
                  Gross loans receivable .........      $79,993           $71,524          $87,344        $238,861
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

         The following table sets forth the dollar amount of total loans receivable at March 31, 1999, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.


TABLE F
BREAKDOWN OF LOANS
RECEIVABLE BY FIXED AND
FLOATING RATES
(IN THOUSANDS)

                                                                      FLOATING OR
                                                FIXED RATE          ADJUSTABLE-RATE           TOTAL
                                                ----------          ---------------         --------
Construction loans....................           $  5,144              $ 90,903             $ 96,047
Residential mortgage loans............             68,795                 7,182               75,977
Commercial real estate................             15,389                    --               15,389
Consumer - secured by mortgage........              4,610                    --                4,610
Consumer - other......................              6,768                   518                7,286
Commercial (non-real estate)..........              1,263                 8,621                9,884
Loans on saving deposits..............              5,072                    --                5,072
Land secured..........................              2,382                22,214               24,596
                                                 --------              --------             --------
         Gross loans receivable.......           $109,423              $129,438             $238,861
                                                 ========              ========             ========

         The Company originates adjustable and fixed interest rate loans. However, given traditional consumer preferences in Puerto Rico for fixed rate mortgage loans, the Company's principal product, Doral Financial does not anticipate a significant growth in adjustable rate loans, except in the case of construction and land loans, mortgage loans secured by commercial properties and other commercial loans. At March 31, 1999 and December 31, 1998, approximately 54% and 48%, respectively, of the Company's gross loans receivable were adjustable rate loans. Most of the adjustable rate loans held by the Company are comprised of land loans and loans for construction development projects. The adjustable rate loans have interest rate adjustment limitations and are generally tied to the prime rate. Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the different funding sources used to finance these loans. Substantially all construction, commercial and land loans held by the Company are adjustable rate loans maturing within 36 months.

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

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis or with put back options. In such cases, the Company retains part or all of the credit risk associated with such loan after sale. As of March 31, 1999, the maximum amount of loans that the Company would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $541.3 million. As of March 31, 1999, the Company maintained a reserve of $1.4 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in the Company's Consolidated Financial Statements.

         Loans secured by income producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that the Company holds for investment and, therefore, the Company is at risk for the term of the loan. As of March 31, 1999, approximately 32% of Doral Financial's loans receivable portfolio consisted of residential mortgage loans.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held for sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Doral Bank's policy (other than FHA/VA loans) is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the quarters ended March 31, 1999 and 1998, Doral Bank would have recognized $379,000 and $241,000, respectively, in additional interest income had all delinquent loans owned by Doral Bank been accounted for on an accrual basis. Mortgage loans held for sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are generally adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of the end of either of the periods presented.

TABLE G
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                                          AS OF MARCH 31,   AS OF DECEMBER 31,
                                                                                          ---------------   ------------------
                                                                                               1999                1998
                                                                                          ---------------   ------------------
Mortgage Banking Business(1):
         Loans held for sale past due 90 days
            and still accruing(2) ......................................................      $44,613             $49,201
         Other real estate owned ("OREO") ..............................................        2,801               2,987
         Other non-performing assets(3) ................................................          973               1,011
                                                                                              -------             -------

         Total NPAs of Mortgage Banking Business .......................................       48,387              53,199
                                                                                              -------             -------

Other Lending Activities through Doral Bank(4):
         Non-accrual loans
             Construction ..............................................................          183                 183
             Residential mortgage loans ................................................        2,101               2,382
             Commercial real estate ....................................................          677                 770
             Consumer ..................................................................          177                 241
             Commercial non-real estate ................................................           95                  95
             Other .....................................................................           --                  --
                                                                                              -------             -------

         Total non-accrual loans .......................................................        3,233               3,671

         OREO ..........................................................................           --                  --
                                                                                              -------             -------

                  Total NPAs of Doral Bank .............................................        3,233               3,671
                                                                                              -------             -------

         Total NPAs of Doral Financial (consolidated) ..................................      $51,620             $56,870
                                                                                              =======             =======

         Total NPAs of Doral Bank as a percentage of
            Doral Bank's loans receivable, net and OREO ................................         2.60%               2.88%

         Total NPAs of Doral Financial (consolidated) as a
             percentage of consolidated total assets ...................................         1.64%               1.95%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated) .......................................        10.53%               9.08%

---------------------
(1) Includes mortgage loans held for sale and OREO related to Doral Financial's mortgage banking business.

(2) Does not include approximately $15,876,000 and $6,495,000 of 90 days past due FHA/VA loans for the quarter and year ended March 31, 1999 and December 31, 1998, respectively, which are not considered non-performing assets by the Company because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

(3) This amount refers to a mortgage loan to a real estate partnership to which Doral Financial previously sold OREO. This loan is included in "Receivables and mortgage servicing advances" in Doral Financial's Consolidated Financial Statements.

(4)      Includes mortgage loans and OREO of Doral Bank.

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


TABLE H
ALLOWANCE FOR LOAN
LOSSES AND OREO
(DOLLARS IN THOUSANDS)

                                               QUARTER ENDED MARCH 31,
                                               -----------------------
                                                1999           1998
                                               ------         ------
OREO:
     Balance at beginning of period            $1,011         $  676
     Provision for losses                         215            313
     Losses charged to the allowance             (430)          (210)
                                               ------         ------
Balance at end of period                       $  796         $  779
                                               ======         ======

Allowance for Loan Losses(1):
Balance at beginning of period                 $5,166         $2,866
Provision for loan losses                         295            218
                                               ------         ------
Charge - offs:
     Mortgage loans held for sale                 (84)            --
     Construction                                  --             --
     Residential mortgage loans                    --             --
     Commercial real estate                        --             --
     Consumer                                     (11)            --
     Commercial non-real estate                    --             --
     Other                                        (80)            --
                                               ------         ------
Total Charge-offs                                (175)            --
                                               ------         ------
Recoveries:
     Mortgage loans held for sale                 139             --
     Construction                                  --             --
     Residential mortgage loans                     6             --
     Commercial real estate                        --             --
     Consumer                                       4             23
     Commercial non-real estate                    --             --
     Other                                         --             --
                                               ------         ------
Total recoveries                                  149             23
                                               ------         ------
Net charge offs                                   (26)            23
                                               ------         ------
Other                                              --          1,468
                                               ------         ------
Balance at end of period                       $5,435         $4,575
                                               ======         ======

Allowance for loan losses as a percentage
   of total loans outstanding                    0.51%          0.71%

---------------
(1) Relates to both mortgage loans held for sale and to loans receivable held for investment.

            The following table sets forth information concerning the allocation of Doral Financial's allowance for loan losses by loan category as of the dates indicated:


TABLE I
ALLOCATION OF ALLOWANCE
FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                                AS OF MARCH 31,
                                           -------------------------------------------------------
                                                1999                            1998
                                                ----                            ----
                                                        PERCENT OF                     PERCENT OF
                                                       LOANS IN EACH                  LOANS IN EACH
                                                       CATEGORY TO                    CATEGORY TO
                                           AMOUNT       TOTAL LOANS      AMOUNT        TOTAL LOANS
                                           ------       -----------      ------        -----------
Mortgage loans held for sale               $3,635          66.9%         $3,142          68.7%
Loans receivable, net
        Construction                          724          13.3%            108           2.4%
        Residential mortgage                  573          10.5%            920          20.1%
        Commercial real estate                116           2.1%            196           4.3%
        Consumer - secured by
              mortgage                         35           0.7%             78           1.7%
        Consumer - other                       55           1.0%             34           0.7%
        Commercial non-real estate             74           1.4%             41           0.9%
        Loans on saving deposits               38           0.7%             38           0.8%
        Land secured                          185           3.4%             18           0.4%
                                           ------         -----          ------         -----
            Total                          $5,435         100.0%         $4,575         100.0%
                                           ======                        ======

            The allowance for loan losses relating to loans held by Doral Financial was $5.4 million at March 31, 1999, compared to $4.6 million as of March 31, 1998. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio.

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

INVESTMENT ACTIVITIES

            As a result of Doral Financial's mortgage securitization activities, the Company maintains a substantial portfolio of mortgage-backed securities held for trading. At March 31, 1999, Doral Financial held securities for trading with a fair market value of $646.9 million, approximately $495.5 million of which consisted of Puerto Rico tax-exempt

GNMA securities and other securities, the interest on which is tax-exempt to the Company. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Pursuant to SFAS No. 115, securities held for trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included as part of trading account profit.

            As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of March 31, 1999, Doral Financial held $617.2 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements. As of March 31, 1999, Doral Financial also held approximately $185.4 million in securities and other investments that are classified as held to maturity, because the Company has the intent and ability to hold these securities until maturity.

            The following tables summarizes Doral Financial's holdings of securities held for trading as of March 31, 1999.


TABLE J-1
SECURITIES HELD FOR TRADING
(IN THOUSANDS)

                                                                                             HELD
                                                                                              FOR
                                                                                            TRADING
                                                                                            -------
Mortgage-backed securities.................................................                 $601,248
Interest only strips.......................................................                   41,642
U.S. Treasury and agencies.................................................                      202
Puerto Rico government obligations.........................................                        -
Other......................................................................                    3,809
                                                                                            --------
            Total..........................................................                 $646,901
                                                                                            ========


            The following table summarizes amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of available for sale securities as of March 31, 1999.

            Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


TABLE J-2                                                                                                               WEIGHTED
SECURITIES AVAILABLE FOR SALE                                     AMORTIZED    UNREALIZED   UNREALIZED      MARKET       AVERAGE
(IN THOUSANDS)                                                       COST        GAINS        LOSSES        VALUE         YIELD
                                                                     ----        -----        ------        -----         -----
Debt securities
    Fed Farm Credit Notes (Maturing from 1 month to 10 Years)      $ 14,928       $0         $    54       $ 14,874       5.73%
    FHLB Notes (maturing from 1 month to 15 years)                  488,576        0           9,081        479,495       6.65%
    US Treasury Notes and Bonds (Maturing from 1 month
    to 30 years)                                                    124,247        0           1,383        122,864       5.34%
                                                                   --------       --         -------       --------       ----
                                                                   $627,751       $0         $10,518       $617,233       6.37%
                                                                   ========       ==         =======       ========       ====

         The following table summarizes amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of March 31, 1999.

         Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayments penalties.


TABLE J-3                                                                                             WEIGHTED
SECURITIES HELD TO MATURITY              AMORTIZED    UNREALIZED     UNREALIZED       MARKET           AVERAGE
(IN THOUSANDS)                              COST         GAINS         LOSSES          VALUE            YIELD
                                            ----         -----         ------          -----            -----
Mortgage-backed securities
    Tax exempt GNMA
      (maturing from 10 years
      to 29 years)                        $ 30,350      $1,037           $0           $ 31,387          6.84%
    Tax exempt CMO (maturing
      from 6 years to 28 years)            150,076         965            2            151,039          5.98%

Debt securities
    Tax exempt PRHB Notes (maturing
      within 25 years)                       5,000           0            0              5,000          6.20%
                                          --------      ------           --           --------          ----
                                          $185,426      $2,002           $2           $187,426          6.15%
                                          ========      ======           ==           ========          ====

BROKER-DEALER ACTIVITIES

    Doral Financial is involved in the securities business through Doral Securities, a broker-dealer firm that provides retail and institutional brokerage, investment banking, and financial advisory services in Puerto Rico.

    The table below shows certain financial information for Doral Securities for the quarters ended March 31, 1999 and 1998.


TABLE K
FINANCIAL INFORMATION OF DORAL SECURITIES
BROKER DEALER SUBSIDIARY
(IN THOUSANDS)

                                               QUARTER ENDED MARCH 31,
                                               -----------------------
                                                  1999        1998
                                                 ------      ------
Selected Income Statement Data:
     Trading account profit                      $  927      $  756
     Net interest income                            655         305
     Investment banking and other fees               93         133
     Commissions                                    220         201
                                                 ------      ------
    Total revenues, net of interest expense      $1,895      $1,395
                                                 ======      ======

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998.

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


TABLE L
REVENUE SOURCES OF DORAL FINANCIAL
(IN THOUSANDS)

                                                                        QUARTERS ENDED MARCH 31,
                                                                   ----------------------------------
                                                                    1999                       1998
                                                                    ----                       ----
Interest income.................................                   $41,738                    $31,044
Interest expense................................                    31,876                     23,202
                                                                   -------                    -------
Net interest income.............................                     9,862                      7,842
Net gain on mortgage loan sales.................                    16,234                      5,333
Servicing income................................                     7,213                      4,721
Trading account profit..........................                     5,530                      2,546
Gain on sale of investment securities...........                         -                      1,515
Gain on sale of servicing assets................                         -                      1,829
Commissions, fees and other income..............                       815                        526

NET INCOME

         Doral Financial's net income for the quarter ended March 31, 1999 increased to $15.7 million, compared to $11.1 million for the same period of 1998. Consolidated results include the operations of Doral Bank, the Company's commercial banking unit, which contributed approximately $2.7 million to Doral Financial's consolidated net income during the first quarter of 1999, compared to $1.7 million for the corresponding 1998 period, and Doral Securities, the Company's broker dealer unit, which contributed $210,000 and $358,000 to consolidated net income for the quarters ended March 31, 1999 and 1998, respectively.

         NET INTEREST INCOME

         Net interest income is the excess of interest earned by the Company on its interest earning assets over the interest incurred on its interest bearing liabilities.

         The increase in net interest income for the first three months of 1999, as compared to the respective 1998 period, was principally due to an increase in Doral Financial's average interest earning assets. Doral Bank contributed approximately $5.1 million or 52% of the consolidated net interest income of Doral Financial for the quarter ended March 31, 1999, compared to $2.9 million or 37% of consolidated net interest income for the quarter ended March 31, 1998.

         Average interest earning assets grew by 48% from March 31, 1998 to March 31, 1999, while net interest income grew by 26% during the same period. The smaller growth in net interest income relative to the growth in average earning assets reflects a decrease in net interest earning assets, which was due in part to the incurrence of borrowings to finance the Company's servicing assets whose income is not reflected as interest received on interest earning assets.

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


TABLE M
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                                QUARTER ENDED MARCH 31,
                                                        -------------------------------------------------------------------------
                                                                       1999                                   1998
---------------------------------------------------------------------------------------------------------------------------------
                                                         AVERAGE                 AVERAGE       AVERAGE                  AVERAGE
                                                         BALANCE     INTEREST   YIELD/RATE     BALANCE      INTEREST   YIELD/RATE
                                                         -------     --------   ----------     -------      --------   ----------
ASSETS:
Interest Earning Assets:
    Total  Loans(1)                                     $  997,604    $18,201      7.30%     $  497,413     $10,586       8.51%
    Mortgage-Backed Securities                             784,484     12,496      6.37%        742,152      12,155       6.55%
    Investment Securities                                  477,029      7,540      6.32%        393,917       7,219       7.33%
    Other Interest-Earning Assets(2)                       282,170      3,501      4.96%         80,649       1,084       5.38%
                                                        ----------    -------    ------      ----------     -------     ------
        Total Interest Earning Assets/Interest
         Income                                          2,541,287    $41,738      6.57%      1,714,131     $31,044       7.24%
                                                        ==========    =======    ======      ==========     =======     ======
Total Non-Interest Earning Assets                          399,262                              308,460
                                                        ----------                           ----------
Total Assets                                            $2,940,549                           $2,022,591
                                                        ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
    Loans Payable                                       $  393,867    $ 5,793      5.88%     $  307,734     $ 5,426       7.05%
    Repurchase Agreements                                1,169,487     15,010      5.13%        775,576      11,273       5.81%
    Deposits                                               595,990      6,652      4.46%        317,552       3,597       4.53%
    Other Borrowed Funds(3)                                246,833      4,421      7.16%        160,554       2,906       7.24%
                                                        ----------    -------    ------      ----------     -------     ------
        Total Interest Bearing Liabilities/Interest
         Expense                                         2,406,176    $31,876      5.30%      1,561,416     $23,202       5.94%
                                                                      =======    ======      ==========     =======     ======
Total Non-Interest Bearing Liabilities                     218,634                              249,455
                                                        ----------                           ----------
Total Liabilities                                        2,624,810                            1,810,871
Stockholders' Equity                                       315,739                              211,720
                                                        ----------                           ----------
Total Liabilities and Stockholders' Equity              $2,940,549                           $2,022,591
                                                        ==========                           ==========
Net Interest Earning Assets                             $  135,111                           $  152,715
Net Interest Income on a Non-Taxable Equivalent Basis                 $ 9,862                               $ 7,842

Interest Rate Spread(4)                                                            1.27%                                   1.30%
Interest Rate Margin(4)                                                            1.55%                                   1.83%
Net Interest-Earning Assets Ratio                                                105.62%                                 109.78%

----------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and deposits in other banks.
(3) Consist of FHLB-NY advances, notes payable and convertible subordinated debentures.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income as a percentage of average interest earning assets.

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


TABLE N
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)

                                            THREE MONTH PERIOD ENDED MARCH 31,
                                          --------------------------------------
                                                  1999 COMPARED TO 1998
                                                INCREASE (DECREASE) DUE TO:
                                          VOLUME           RATE            TOTAL
                                          ------           ----            -----
INTEREST EARNING ASSETS
    TOTAL LOANS                           $42,580        ($12,121)        $30,459
    MORTGAGE-BACKED SECURITIES              2,773          (1,409)          1,364
    INVESTMENT SECURITIES                   6,093          (4,809)          1,284
    OTHER INTEREST EARNING ASSETS          10,835          (1,165)          9,670
                                          -------        --------         -------

TOTAL INTEREST EARNING ASSETS              62,281         (19,504)         42,777
                                          -------        --------         -------

INTEREST BEARING LIABILITIES
    LOANS PAYABLE                           6,075          (4,608)          1,467
    REPURCHASE AGREEMENTS                  22,902          (7,956)         14,946
    DEPOSITS                               12,616            (397)         12,219
    OTHER BORROWED FUNDS                    6,246            (187)          6,059
                                          -------        --------         -------

TOTAL INTEREST BEARING LIABILITIES         47,839         (13,148)         34,691
                                          -------        --------         -------

NET INTEREST EARNING ASSETS               $14,442        ($ 6,356)        $ 8,066
                                          =======        ========         =======

         INTEREST INCOME

         Total interest income increased from approximately $31.0 million during the first quarter of 1998, to $41.7 million during the first quarter of 1999. The increase in interest income is primarily related to the increase in Doral Financial's total average interest earning assets, which increased by approximately $827.2 million compared to the first quarter of 1998.

         Interest income on loans increased by $7.6 million or 72% during the first three months of 1999, as compared to the respective 1998 period. The increase during 1999 reflected an increase in the level of loans held by Doral Financial as compared to 1998, due to the increased volume of loan originations.

         Interest income on mortgage-backed securities increased by $341,000 or 3% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. The increase during this period reflected an increase in the average balance of mortgage-backed securities, which increased from $742.2 million during 1998 to $784.5 million during 1999. The increase in mortgage-backed securities reflected the strategy of Doral Financial to hold tax exempt securities for longer periods prior to sale in order to maximize tax exempt interest income on such securities.

         Interest income on investment securities increased by $321,000. The increase reflects the increase in the average balance of investment securities held during the period. The average balance of investment securities was $477.0 million for the quarter ended March 31, 1999, as compared to $393.9 million for the respective 1998 period.

         Interest income on other interest earning assets increased by $2.4 million or 223% from March 31, 1998 to March 31, 1999. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 1998 to 1999 was due primarily to higher liquidity and the investment of such liquidity in reverse repurchase agreements and term deposits. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income by entering into new business segments, such as commercial banking and broker-dealer services.

         INTEREST EXPENSE

         Total interest expense increased to $31.9 million during the first quarter of 1999, compared to $23.2 million for the respective 1998 period, an increase of 37%. The increase in interest expense for the 1999 period was due primarily to the increase in the average amount of interest-bearing liabilities used to fund the increase in interest earning assets. Average interest bearing liabilities increased to $2.4 billion at an average cost of 5.30% for the quarter ended March 31, 1999, compared to $1.6 billion at an average cost of 5.94% for the corresponding period of 1998.

         Interest expense related to loans payable increased by $367,000 or 7% during the first three months of 1999 as compared to the same period of 1998. The increase during such period was due to the increase in borrowings used to fund the increase in loan production. The weighted-average interest rate cost for borrowings under Doral Financial's warehouse lines of credit was 5.88% and 7.05% for the quarters ended March 31, 1999 and 1998, respectively.

         Interest expense related to securities sold under agreements to repurchase increased by $3.7 million or 33% during the first quarter of 1999 as compared to the same period of 1998. The increase during the 1999 period reflected increased borrowings to finance mortgage-backed securities and other investment securities. The weighted average interest rate of borrowings under repurchase agreements was 5.13% and 5.81% for the quarters ended March 31, 1999 and 1998, respectively.

         Interest expense on deposits increased by $3.1 million or 85%. The increase in interest expense on deposits reflects the increase in deposits held at Doral Bank to $649.4 million at March 31, 1999, from $328.4 million as of March 31, 1998. The growth in deposits reflects the opening of additional branches by Doral Bank, which currently operates twelve branches, and the offering of competitive rates. Doral Bank intends to continue its branch expansion program throughout the rest of 1999. Doral Bank's average interest cost of deposits was 4.46% and 4.53% for the quarters ended March 31, 1999 and 1998, respectively.

         Interest expense on other borrowed funds increased by $1.5 million or 52% for the first three months of 1999 as compared to the respective 1998 period. Interest expense on other borrowed funds includes various term notes issued by Doral Bank, Doral Financial's $75 million senior notes due October 10, 2006, and Doral Bank's advances from the FHLB-NY, as well as various other borrowings.

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

         Doral Financial made provisions to its allowance for loan losses of $295,000 and $218,000 for the quarters ended March 31, 1999 and 1998, respectively. The increase in the provision was primarily as a result of the increase in the size of Doral Financial's loan portfolio and an increase in the amount of construction loans and commercial mortgage loans for which Doral Financial provides a higher allowance for loan losses.

         NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales. Net gains from mortgage loan sales increased by 204% during the first quarter of 1999 as compared to the same period of 1998 . The increase during the first three months of 1999 was the result of increased volume of loan production and the ability of the Company to obtain higher profitability on sales of various loan products, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. Loan servicing fees depend on the type of mortgage loan being serviced and for residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in loan originations and bulk purchases of servicing rights. During the first three months of 1999 and 1998, the Company purchased servicing rights to approximately $72.9 million and $38.9 million, respectively, of mortgages through bulk purchases. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         Servicing income increased 53% from the first quarter of 1998 to the same period of 1999. The increase in the amount of loan servicing income for the 1999 first quarter was primarily due to the increase in the principal amount of loans serviced as compared to the 1998 period. The mortgage servicing portfolio was approximately $6.6 billion at March 31, 1999, compared to $4.8 billion as of March 31, 1998. At March 31, 1999, less than 6% of Doral Financial's servicing portfolio was related to mortgages originated outside Puerto Rico.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $205 million and $115.5 million for the quarters ended March 31, 1999 and 1998, respectively. This represented approximately 13% and 10% on an annualized basis, respectively, of the average principal amount of mortgage loans serviced during such periods. The primary means used by Doral Financial to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

         Trading Account Profit. Trading account profit includes any unrealized gains or losses in the market value of its securities held for trading. Trading account activities for the quarter ended March 31, 1999, resulted in gains of $5.5 million, compared to gains of $2.5 million during the respective 1998 period, including $1.0 million, and $1.7 million, respectively, of unrealized gains on the value of its securities held for trading pursuant to SFAS No. 115.

         For the quarters ended March 31,1999 and 1998, trading account profit included gains on options and futures contracts used for interest rate management purposes in the amount of $3.6 million and $1.8 million, respectively, including unrealized gains or losses charged to operations as a result of mark to market adjustments.

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities available for sale. During the first three months of 1999, the Company had no transactions involving the sale of securities available for sale, while during the same 1998 period Doral Financial engaged in sales of such securities which resulted in gains of $1.5 million.

         Gain on Sale of Servicing Assets. During the first quarter of 1998, Doral Financial sold servicing rights to $103 million of mortgage loans, realizing pretax gains of approximately $1.8 million during such period. No such sales were made during the corresponding 1999 period. While Doral Financial's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights on the mortgage loans it originates, the Company may sell servicing rights in the future when market conditions are favorable.

         Commissions, Fees and Other Income. Other non-interest income, commissions and fees increased 55% during the first quarter of 1999 as compared to the same 1998 period. The increase during the 1999 period was due primarily to increased commissions and fees earned by Doral Bank and Doral Securities.

         AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on sale of loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the first three months of 1999 resulted in the recording of approximately $10.6 million of IOs, compared to $5.8 million for the corresponding 1998 period. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Securities held for trading."

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of such IOs for each of the quarters ended March 31, 1999 and 1998, was approximately $1.7 million, and $1.0 million, respectively.

         Beginning with the second quarter of 1995, following the implementation by Doral Financial of SFAS No. 122 (later superseded by SFAS No. 125), whenever Doral Financial originates a mortgage loan, it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statement of Income. During the quarters ended March 31, 1999 and 1998, Doral Financial capitalized $9.3 million and $6.1 million, respectively, in servicing assets. The increase in the creation of servicing assets reflects increased mortgage loan production during such periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statements of Condition of Doral Financial.

         Doral Financial's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of "Non-interest expense-Amortization of Servicing Assets" in Doral Financial's Consolidated Statements of Income and Retained Earnings. During the first quarter of 1999, total amortization of servicing assets amounted to $2.7 million versus $1.4 million for the respective 1998 period.

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:


TABLE O
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)

                                                                                                QUARTER ENDED MARCH 31,
                                                                                                -----------------------
                                                                                                   1999        1998
                                                                                                   ----        ----
Balance at beginning of period..................................................                 $72,568     $46,416
Capitalization of rights........................................................                   7,238       3,606
Rights sold                                                                                            -         (54)
Rights purchased................................................................                   2,084       2,500
Amortization:
    Scheduled...................................................................                  (2,715)     (1,403)
    Unscheduled.................................................................                       -           -
                                                                                                 -------     -------
Balance at end of period                                                                         $79,175     $51,065
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

         NON-INTEREST EXPENSE

         Total non-interest expense increased by 87% during the three months ended March 31, 1999, as compared to the respective 1998 period, reflecting the expansion of the Company's loan origination capacity and banking and broker-dealer operations, the resulting increase in employees and management, investment in technology, and the increased costs associated with the substantial growth of the servicing portfolio. During the first three months of 1999, the Company opened two mortgage offices in Puerto Rico, one commercial bank branch and one broker-dealer office. The increase in expenses also reflected the Company's recent expansion into the mainland United States through the opening of a wholesale residential mortgage and a multifamily lending operation.

         PUERTO RICO INCOME TAXES

         The Puerto Rico maximum statutory corporate income tax rate is 39%. For the first quarters of 1999 and 1998, the effective income tax rate of Doral Financial was 12.0% and 11.9%, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and agreements with certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the quarter ended March 31, 1999, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $7.6 million.

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

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of March 31, 1999 and December 31, 1998:


TABLE P
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

                                                           AS OF MARCH 31, 1999         AS OF DECEMBER 31, 1998
                                                           --------------------         -----------------------
                                                          AMOUNT         AVERAGE       AMOUNT            AVERAGE
                                                       OUTSTANDING         RATE       OUTSTANDING          RATE
                                                       -----------         ----       -----------          ----
Repurchase Agreements..........................        $1,253,051          4.88%      $1,197,328          5.26%
Loans Payable..................................           392,949          6.00%         426,704          6.69%
Deposits.......................................           649,378          4.86%         533,113          4.30%
Notes Payable..................................           199,462          7.11%         199,733          7.03%
Advances from FHLB.............................            55,500          5.76%          32,000          6.34%

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

         Doral Financial is also dependent on the use of repurchase agreements lines of credit. Under these agreements, the Company sells GNMA, FNMA or FHLMC-guaranteed mortgage-backed securities, collateralized mortgage obligations or other investment securities and simultaneously agrees to repurchase them at a future date at a fixed price. Doral Financial uses the proceeds of such sales to repay borrowings under its warehousing lines of credit and to finance the cost of carrying its mortgage-backed securities and other investment securities. The effective cost of funds under repurchase agreements is typically lower than the cost of funds borrowed under Doral Financial's warehousing lines of credit. The Company's continued use of repurchase agreements will depend on the cost of repurchase agreements relative to the cost of borrowing under its warehousing lines of credit with banks and other financial institutions.

         As of March 31, 1999, Doral Financial had warehousing, gestation and repurchase lines of credit with an aggregate amount of available credit of $3.3 billion, of which $392.9 million was outstanding under warehousing lines of credit and $1.3 billion was outstanding under repurchase lines of credit.

         Doral Bank obtains funding for its lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of March 31, 1999, Doral Bank held approximately $649.4 million in deposits (excluding $4.6 million in deposits from affiliates that are eliminated in the preparation of Doral Financial's Consolidated Financial Statements) at a weighted-average interest rate of 4.86%.

         The following table presents the average balance and the average rate paid on each deposit type of Doral Bank for the period indicated.


TABLE Q
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

                                                              QUARTER ENDED               YEAR ENDED
                                                              MARCH 31, 1999           DECEMBER 31, 1998
                                                           --------------------     -----------------------
                                                           AVERAGE      AVERAGE      AVERAGE       AVERAGE
                                                           BALANCE       RATE        BALANCE        RATE
                                                           -------       ----        -------        ----
Certificates of deposit........................            $346,295      6.03%       $232,702       5.77%
Regular passbook savings.......................              49,325      4.69%         29,054       4.74%
Now accounts...................................              72,555      4.71%         36,075       5.06%
Non-interest bearing...........................             127,815        -           95,726        -
                                                           --------      ----        --------       ----
    Total deposits.............................            $595,990      4.46%       $393,557       4.40%
                                                           ========      ====        ========       ====

    The following table sets forth the maturities of Doral Bank's certificates of deposit having principal amounts of $100,000 or more at March 31, 1999.


TABLE R
DEPOSIT MATURITIES
(IN THOUSANDS)

                                                                                           AMOUNT
                                                                                           ------
Certificate of deposit maturing
    Three months or less................................................                  $ 46,174
    Over three through six months.......................................                    22,655
    Over six through twelve months......................................                    45,565
    Over twelve months..................................................                   115,425
                                                                                          --------
    Total...............................................................                  $229,819
                                                                                          ========

         As of March 31, 1999 and December 31, 1998, Doral Bank had approximately $111.6 million and $96.8 million, respectively, in brokered deposits obtained through broker-dealers. Doral Bank uses such deposits as a source of long-term funds.

         Doral Bank, as a member of FHLB-NY, has access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of its total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At March 31, 1999, Doral Bank had $55.5 million in outstanding advances from the FHLB-NY at a weighted average interest rate cost of 5.76%. In addition, as of March 31, 1999, Doral Bank had $53.1 million outstanding in term notes secured by FHLB-NY letters of credit at an average interest rate cost of 6.50%. Approximately $5.0 million principal amount of such term notes bear interest at a fluctuating rate based on the London Interbank Bid Rate for dollar deposits ("LIBID"). The interest rate on such floating rate notes has effectively been fixed pursuant to an interest rate swap agreement with a major brokerage house. The interest rates on all term notes are subject to a one-time upward adjustment to a rate equal to 100% of LIBID for a term equal to the remaining term of the note as a result of the recent changes to
Section 936 of the Internal Revenue Code. Because Doral Bank has the right to prepay the notes upon an upward adjustment of the rate, in all but one of the three cases in which the investor has requested an upward adjustment, Doral Bank has been successful in negotiating a rate adjustment below 100% of LIBID.

REGULATORY CAPITAL RATIOS

         As of March 31, 1999, Doral Financial and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's and Doral Bank's regulatory capital ratios as of March 31, 1999, based on existing Federal Reserve and FDIC guidelines.


TABLE S
REGULATORY CAPITAL RATIOS

                                                                     DORAL                          DORAL
                                                                   FINANCIAL                        BANK
                                                                   ---------                        ----
Tier 1 Capital Ratio (Tier 1 capital to
risk weighted assets)....................................           21.9%                           15.2%
Total Capital (total capital to risk
weighted assets).........................................           22.2%                           15.6%
Leverage Ratio (Tier 1 capital to
average assets)..........................................           11.9%                            8.6%

         As of March 31, 1999, Doral Bank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

         On February 22, 1999, Doral Financial completed the sale of 1,495,000 shares of its 7% Noncumulative Monthly Income Preferred Stock at a price to the public of $50.00 per share, resulting in net proceeds to the Company of approximately $72.1 million, after deducting related expenses of the offering.

         On April 14, 1999, the Company filed a registration statement which was declared effective by the Securities and Exchange Commission on May 7, 1999, pursuant to which the Company may sell from time to time up to $250 million in unsecured debt securities and preferred stock of the Company.

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

ASSETS AND LIABILITIES

         At March 31, 1999, Doral Financial's total assets were $3.1 billion compared to $2.9 billion at December 31, 1998. The increase in assets was due primarily to a net increase in the securities portfolio of $245.0 million. Total liabilities were $2.8 billion at March 31, 1999, compared to $2.6 billion at December 31, 1998. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts at Doral Bank, and FHLB-NY advances. At March 31, 1999, deposit accounts totaled $649.4 million, compared to $533.1 million at December 31, 1998. As of March 31, 1999, Doral Bank had $1.0 billion in assets, compared to $805 million at December 31, 1998.

INTEREST RATE MANAGEMENT

         General. Changes in interest rates can affect the volume of mortgage loan originations, the net interest income earned on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings.

         Lower interest rates tend to increase demand for mortgage loans for home purchases, as well as the demand for refinancing of existing mortgages. Higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans and reduce demand for refinance loans. A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the quarters ended March 31, 1999 and 1998, refinance loans represented approximately 64% and 62%, respectively, of Doral Financial's total dollar volume of mortgage loans originated (excluding purchases from third parties). As a result, higher interest rates may adversely affect the volume of loan originations and income related to mortgage loan sales. Although Doral Financial has increased home purchase originations, a significant future increase in mortgage interest rates in Puerto Rico would adversely affect Doral Financial's business if it results in a significant decrease in refinancing of mortgage loans.

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

         Declines in interest rates can adversely affect Doral Financial's revenues by increasing prepayment rates and causing an increase of the amortization of servicing assets and IOs, or causing an impairment to be recognized with respect to such assets. Moreover, increased prepayment rates can reduce Doral Financial's servicing income by decreasing the size of Doral Financial's servicing portfolio. To date, Doral Financial has not used synthetic hedge devices to protect its servicing income or the value of its servicing assets or IOs from the risks presented by interest rate fluctuations. The primary means used by Doral Financial to reduce the sensitivity of the Company's servicing income and the value of its servicing asset due to a possible reduction of its servicing portfolio has been the development of a strong retail origination network that has allowed Doral Financial to increase or maintain the size of its servicing portfolio even during periods of high prepayments, such as those experienced during 1993, 1998 and, during the first quarter of 1999.

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

         In addition to the use of the internal asset-liability management policies discussed above, Doral Financial has used interest rate swap agreements to effectively fix the cost of short-term funding sources which are used to finance the funding and holding of interest-earning assets with longer maturities. An interest rate swap is an agreement where one party (in this case, Doral Financial) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a securities broker-dealer) in exchange for receiving a variable rate of interest on the same notional amount for a pre-determined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. As of March 31, 1999, Doral Financial, through Doral Bank, had in place various interest rate swap agreements with an aggregate notional amount of $105 million. The Company also purchases put options on futures contracts for Euro-dollar instruments in an attempt to manage the risk to its net interest income.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities (primarily fixed-rate GNMA certificates) and other investment securities. Generally, the value of fixed rate securities declines when interest rates rise, and conversely, increase when interest rates fall. At March 31, 1999, Doral Financial held $646.9 million of mortgage-backed and other investment securities (all of which carried fixed interest rates) which were classified as held for trading and reported at fair value, with unrealized gains and losses included in earnings. In addition, at March 31, 1999, Doral Financial held $617.2 million of investment securities (all of which carried fixed interest rates) which were classified as available for sale and reported at fair value, with unrealized gains or losses reported as a segregated component of stockholders' equity. Accordingly, declines in the value of Doral Financial's securities held for trading and available for sale could have a negative impact on Doral Financial's earnings or financial condition. In order to hedge the interest rate risk associated with Doral Financial's portfolio of securities held for trading and available for sale, Doral Financial may use a variety of hedging instruments including listed put and call options and futures contracts on financial instruments (primarily Eurodollar certificates of deposit and U.S. Treasury note contracts). In determining the amount of its portfolio to hedge, Doral Financial will consider, among other things, the volatility of prices of its securities. As noted above, the prices for Puerto Rico tax exempt GNMA securities tend to be more stable than their U.S. counterparts.

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of March 31, 1999. Condensed information as of December 31, 1998 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held for sale and securities held for trading are assumed to mature within one year. Off balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under the swap agreements.

TABLE T
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)

----------------------------------------     ---------------------------------------------------------------------------------
                                               1 YEAR        1 TO 3         3 TO 5         OVER 5    NON-INTEREST
          AS OF MARCH 31, 1999                 OR LESS        YEARS          YEARS         YEARS     RATE BEARING     TOTAL
----------------------------------------     ---------------------------------------------------------------------------------
ASSETS
    Money Market Instruments                 $  298,104     $     --      $      --      $     --     $      --     $  298,104
    Total Loans                                 937,456       25,879         10,723        87,344            --      1,061,402
    Securities Held for Trading                 646,901           --             --            --            --        646,901
    Securities Available for Sale                80,123           --         29,994       507,116            --        617,233
    Securities Held to Maturity                      --           --          3,030       182,396            --        185,426
    FHLB Stock                                       --           --             --         8,895            --          8,895
    Other assets                                     --           --             --            --       320,161        320,161
                                             ----------     --------      ---------      --------     ---------     ----------
    TOTAL ASSETS                             $1,962,584     $ 25,879      $  43,747      $785,751     $ 320,161     $3,138,122
                                             ==========     ========      =========      ========     =========     ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
    Loans Payable                            $  392,949     $     --      $      --      $     --     $      --     $  392,949
    Repurchase Agreements                     1,107,685           --         10,000       135,366            --      1,253,051
    Deposits                                    415,127       14,195          6,314           101       213,641        649,378
    Other Borrowed Funds                         74,739       59,498          5,225       115,500            --        254,962
    Other Liabilities                                --           --             --            --       240,092        240,092
    Stockholders' equity                             --           --             --            --       347,690        347,690
                                             ----------     --------      ---------      --------     ---------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'      $1,990,500     $ 73,693      $  21,539      $250,967     $ 801,423     $3,138,122
                                             ==========     ========      =========      ========     =========     ==========
    EQUITY

Off Balance Sheet Instruments - Interest
    Rate Swaps                               $  105,000     $ (5,000)     $(100,000)     $     --     $      --     $       --
Interest Rate Sensitivity Gap                    77,084      (52,814)       (77,792)      534,784      (481,262)            --
Cumulative Interest Rate Sensitivity             77,084       24,270        (53,522)      481,262            --             --
Cumulative Gap to Interest Earning Assets          2.99%        0.94%         (2.08%)       18.68%           --             --


         CONDENSED INTEREST RATE
           SENSITIVITY ANALYSIS                1 YEAR         1 TO 3          3 TO 5        OVER 5      NON-INTEREST
         AS OF DECEMBER 31, 1998               OR LESS        YEARS            YEARS        YEARS       RATE BEARING    TOTAL
--------------------------------------------  -------------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
Off-Balance Sheet Instruments - Interest
    Rate Swaps                                $105,000      $  (5,000)      $(100,000)     $     --      $      --       $--
Interest Rate Sensitivity Gap                  166,034       (113,722)       (115,875)      368,371       (304,898)       --
Cumulative Interest Rate Sensitivity           166,034         52,312         (63,473)      304,898             --        --
Cumulative Gap to Interest Earning Assets         6.44%          2.03%         -2.46%         11.83%            --        --

         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income interest. As of March 31, 1999, the Company had a one year positive gap of approximately $77.1 million compared to a positive gap position of $166.0 million as of December 31, 1998. The Company's positive gap within one year is due primarily to its large portfolio of mortgage loans held for sale and trading assets which the Company could attempt to sell within a short-time in a rising interest rate environment and replace them with higher yielding assets. While static gap analysis is a useful measure for determining short-term risk to future net interest income, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held for sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit.

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

         Although the Company uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked to market basis with gains or losses charged to operations as they occur, except for interest rate swaps entered into by Doral Bank which are not reflected on the Company's Consolidated Financial Statements. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities after the application of netting arrangements. For the quarter ended March 31, 1999, average assets and liabilities related to derivatives were $3.9 million and $4.3 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on the Company's statement of condition totaled $3.4 billion and $2.7 billion, respectively, as of March 31, 1999. Notional amounts indicate the volume of derivatives activity but do not represent the Company's exposure to market or credit risk. Amounts do not include interest rate swaps with an aggregate notional amount of $105 million held at Doral Bank.

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

CHANGES IN ACCOUNTING STANDARDS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS No. 133"). This new standard, which becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, but with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998, establishes accounting and reporting standards for derivative financial instruments and for hedging activities, and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs, or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management has determined to adopt this Statement during the first quarter of 2000 and believes that such adoption will not have a material effect on the Company's financial position or results of operations.

         Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise. At December 31, 1998, Doral Financial adopted the provision of the Statement of Financial Accounting Standards (SFAS) No. 134," Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65. On the date this Statement is initially adopted, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held-for-sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's ability and intent, on the date this Statement is initially adopted, to hold those investments. Transfers from the trading category that result from implementing this Statement shall be accounted for in accordance with FASB 115. In connection with the adoption of this Statement, in 1998, Doral Financial reclassified approximately $115.7 million of securities classified as trading securities to the held-to-maturity portfolio.

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

         Doral Financial does not own any proprietary software systems or applications and relies on those provided by third party vendors. The Company has completed the assessment of its computer hardware, software programs and data processing applications, including those provided by third party vendors. The Company has received revised programs from its third party vendors that have been modified to address the Year 2000 problem for the principal applications used in its mortgage banking, commercial banking and securities businesses. The Company began testing these revised programs and applications during the first week of October 1998. The testing for most of Company's software systems and applications including those applicable to mortgage servicing and commercial banking operations were substantially completed by December 31, 1998. Testing on certain applications used in mortgage originations that interface with FNMA, FHLMC and GNMA are expected to be completed by June 30, 1999. The Company is using outside consultants to assist it in verifying all test results. The Company's mainframe computer, used principally in its commercial banking operations, is Year 2000 compliant, meaning that it can properly process and calculate date-related information after January 1, 2000. The Company is replacing other equipment, primarily desk top computers that are not Year 2000 compliant.

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

         The Company estimates that the costs of addressing Year 2000 issues will be approximately $1.2 million, of which $900,000 has already been spent. Most of such costs are directly related to the costs of replacing existing equipment, primarily desktop computers, which have been fully depreciated on the Company's financial statements. The Company has and intends to continue to fund such costs through operating cash flow.

         As a bank holding company, Doral Financial could be subject to enforcement action by federal banking authorities if it fails to adequately address the Year 2000 problem.

RECENT DEVELOPMENTS

         Expansion into Mainland United States. During the second quarter of 1998, Doral Financial, through Doral Bank, organized a new mortgage banking subsidiary, Doral Money, Inc., which commenced a wholesale residential mortgage operation in Chicago and a multi-family and commercial real estate lending unit in the New York metropolitan area. Doral Money accounted for approximately 17% of the Company's total loan originations for the quarter ended March 31, 1999. The Company is also in the process of opening a new federal savings association in the New York metropolitan area, which it expects will commence operations during the third quarter of 1999. Doral Financial intends to continue to search for new business opportunities in Puerto Rico as well as to explore additional expansion in the mainland United States.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding market risk to which the Company is exposed, see the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Management."


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

         On April 9, 1999, the Company entered into a Credit Agreement with FirstBank Puerto Rico pursuant to which the Company obtained an unsecured term facility for $15 million which is payable on April 30, 2000, unless otherwise extended by the parties. Under the Agreement, the Company is restricted from paying dividends on its capital stock during any year in an amount in excess of its consolidated retained earnings as of the end of the immediately preceding year. The Company is also prohibited from paying dividends if it is in default under the Agreement. The Company had consolidated retained earnings of $156 million as of December 31, 1998.

         On April 29, 1999, the Company entered into a Mortgage Warehousing Loan Agreement with Citibank, N.A. Under the Agreement, Citibank, N.A. has agreed to make revolving credit advances to the Company of up to $50 million to finance mortgage loans and mortgage-backed securities. The advances are payable on April 28, 2000, unless the facility is extended by mutual agreement of the parties. The Agreement restricts the Company from paying dividends during any year in an amount in excess of 50% of the Company's consolidated net income for the immediately preceding year or if the Company is in default under the Agreement. The Company had a consolidated net income of $52.8 million for the year ended December 31, 1998.

         Copies of the above-referenced credit agreements are filed as exhibits to this Quarterly Report on Form 10-Q.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Stockholders Meeting of the Company was held on April 22, 1999. A quorum was obtained with 36,166,426 votes represented in person or by proxy, which represented approximately 89.5% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard
F. Bonini, Edgar M. Cullman, Jr., Efraim Kier, John L. Ernst, A. Brean Murray and Victor M. Pons, Jr., were reelected for additional one-year terms. A proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 200,000,000 shares was approved. The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999 was also approved. After approving these three proposals, a motion was passed to adjourn the meeting until May 13, 1999, at which time shareholders would vote upon the proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of serial preferred stock from 2,000,000 to 10,000,000 shares. The adjourned meeting was reconvened on May 13, 1999, and the proposal to increase the number of authorized shares of serial preferred stock to 10,000,000 shares was approved. The results of the voting for each of the proposals is set forth below:

Election of Directors


NOMINEES FOR ONE-YEAR TERM                           VOTES FOR               VOTES WITHHELD
--------------------------                           ---------               --------------
Salomon Levis                                        35,916,392                  250,034
Richard F. Bonini                                    35,902,520                  263,906
Edgar M. Cullman, Jr.                                36,025,810                  140,616
John L. Ernst                                        33,619,433                2,546,933
Efraim Kier                                          36,021,706                  144,720
Zoila Levis                                          35,905,932                  260,494
A. Brean Murray                                      35,871,146                  295,280
Victor M. Pons, Jr.                                  36,032,706                  133,720

Proposal to Increase Number of Authorized Shares of Common Stock

         For:                            28,414,983
         Against:                         7,708,641
         Abstain:                            40,342
         Broker Non-Votes:                    2,460

Proposal to Increase the Number of Authorized Shares of Serial Preferred Stock.

         For:                            21,808,356
         Against:                         6,638,040
         Abstain:                            60,704
         Broker Non-Votes:                8,874,100

Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 1999.

         For:                            36,137,411
         Against:                             8,691
         Abstain:                            20,324
         Broker Non-Votes:                        0

ITEM 5 - OTHER INFORMATION

        Dividend declaration

        On April 22, 1999, the Board of Directors authorized a quarterly $0.08 per share cash dividend to be paid on June 4, 1999 to holders of record as of May 10, 1999 of the Company's Common Stock. The Common Stock dividend reflected a $0.02 per share increase over the prior quarterly dividend.

        Amendment to Company's Restated Certificate of Incorporation

        Effective May 14, 1999, the Company amended its Restated Certificate of Incorporation to: (i) increase the number of authorized shares of Common Stock from 50,000,000 to 200,000,000 shares and (ii) increase the number of authorized shares of serial preferred stock from 2,000,000 to 10,000,000 shares. A copy of the Certificate of Amendment is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 3.1(f) - Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation.

                Exhibit 10.84 - Seventh Amendment dated as of May 5, 1999, to First Amended and Restated Credit Agreement, dated as of September 26, 1996, among the Company, Doral Mortgage Corporation, Bankers Trust Company, as agent and lender and the other lenders party thereto.

                Exhibit 10.85(a) - Credit Agreement, dated as of April 9, 1999, between FirstBank Puerto Rico and the Company.

                Exhibit 10.85(b) - First Amendment, dated as of May 13, 1999, to Credit Agreement, dated as of April 9, 1999, between FirstBank Puerto Rico and the Company.

                Exhibit 10.86 - Warehousing Loan Agreement, dated as of April 29, 1999, among the Company, Doral Mortgage Corporation and Citibank, N.A.

                Exhibit 12(a) - Computation of Ratio of Earnings to Fixed
                Charges

                Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

                Exhibit 27 - Financial Data Schedule (for SEC use only).

        (b)     Reports on Form 8-K

                (i)     Form 8-K dated January 12, 1999, reporting under Item 5
                        - "Other Items" the Company unaudited results for the quarter and year ended December 31, 1998.

                (ii)    Form 8-K dated February 22, 1999, reporting under Item 5
                        - "Other Items" the closing of the issuance and sale of 1,495,000 shares of the Company's 7% Noncumulative Monthly Income Preferred Stock, Series A.

                (iii)   Form 8-K, dated April 13, 1999, reporting under Item 5
                        - "Other Items" the Company's unaudited results for the quarter ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DORAL FINANCIAL CORPORATION
                                                   (Registrant)



Date:  May 14, 1999                                 /s/ Salomon Levis
                                            -----------------------------------
                                                        Salomon Levis
                                                    Chairman of the Board
                                                 and Chief Executive Officer



Date:  May 14, 1999                             /s/ Richard F. Bonini
                                            -----------------------------------
                                                    Richard F. Bonini
                                             Senior Executive Vice President
                                              and Chief Financial Officer



Date:  May 14, 1999                              /s/ Ricardo Melendez
                                            -----------------------------------
                                                   Ricardo Melendez
                                                    Vice President
                                              Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
 3.1(f)           -     Certificate of Amendment, dated May 13, 1999, to Restated
                        Certificate of Incorporation.

10.84             -     Seventh Amendment dated as of May 5, 1999, to First Amended and Restated Credit Agreement, dated as of September 26, 1996, among the Company, Doral Mortgage Corporation, Bankers Trust
                        Company, as agent and lender and the other lenders party
                        thereto.

10.85(a)          -     Credit Agreement, dated as of April 9, 1999, between
                        FirstBank Puerto Rico and the Company.

10.85(b)          -     First Amendment, dated as of May 13, 1999, to Credit
                        Agreement, dated as of April 9, 1999, between FirstBank Puerto
                        Rico and the Company.

10.86             -     Warehousing Loan Agreement, dated as of April 29, 1999,
                        among the Company, Doral Mortgage Corporation and Citibank,
                        N.A.

Exhibit 12(a)     -     Computation of Ratio of Earnings to Fixed Charges.

Exhibit 12(b)     -     Computation of Ratio of Earnings to Fixed Charges and
                        Preferred Stock Dividends.

27                -     Financial Data Schedule (for SEC use only).