Form 10-Q
period 1999-06-30
DORAL FINANCIAL CORP
filed 1999-08-16
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  -------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO


                         COMMISSION FILE NUMBER 0-17224

                           DORAL FINANCIAL CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Puerto Rico                                        66-0312162
         -----------                                        ----------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification number)

1159 F.D. Roosevelt Avenue,
San Juan, Puerto Rico                                       00920-2998
---------------------                                       ----------
(Address of principal executive                             (Zip Code)
offices)

Registrant's telephone number,
      including area code                                  (787) 749-7100
  Former name, former address                              --------------
             and
  Former fiscal year, if changed                            Not Applicable
      since last report                                     --------------



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]    NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 13, 1999 - 40,428,920

                           DORAL FINANCIAL CORPORATION
                                   INDEX PAGE


                                                 PART I - FINANCIAL INFORMATION
                                                                                                                  PAGE

Item 1   -    Financial Statements

              Consolidated Statements of Financial Condition as of June 30, 1999 (Unaudited) and December           4
              31, 1998.........................................................................................

              Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
              June 30, 1999 and June 30, 1998 and six months ended June 30, 1999 and June 30, 1998.............     5

              Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 1999 and June
              30, 1998.........................................................................................     6

              Consolidated Statements of Comprehensive Income (Unaudited)- Quarters ended June 30, 1999
              and June 30, 1998 and six months ended June 30, 1999 and June 30, 1998...........................     7

              Notes to Consolidated Financial Statements.......................................................     8

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............    13

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................    36

                                                 PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................    36

Item 2   -    Changes in Securities............................................................................    36

Item 3   -    Defaults Upon Senior Securities..................................................................    36

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................    37

Item 5   -    Other Information................................................................................    37

Item 6   -    Exhibits and Reports on Form 8-K.................................................................    37

SIGNATURES.....................................................................................................    39

                           FORWARD LOOKING STATEMENTS

         When used in this form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                                        June 30,         December 31,
                                                                                          1999              1998
                                                                                      (unaudited)         (audited)
                                                                                      -----------        -----------

ASSETS
Cash and due from banks                                                               $    35,093        $    31,945
                                                                                      -----------        -----------
Money market investments:
   Securities purchased under agreements to resell                                         61,154            120,733
   Time deposits with other banks                                                          76,103             51,549
   Other short term investments, at cost                                                   25,616            140,469
                                                                                      -----------        -----------

         Total money market investments                                                   162,873            312,751
                                                                                      -----------        -----------

Loans:
   Mortgage loans held for sale, at lower of cost or market                               909,983            883,048
   Loans receivable, net                                                                  192,756            166,987
                                                                                      -----------        -----------

         Total loans                                                                    1,102,739          1,050,035
                                                                                      -----------        -----------

Investment securities and other instruments:
   Trading securities, at fair value                                                      684,673            606,918
   Securities available-for-sale, at fair value                                            28,862            408,888
   Securities held-to-maturity, at amortized cost                                         937,186            190,778
   Federal Home Loan Bank of NY (FHLB) stock, at cost                                      10,395              6,914
                                                                                      -----------        -----------

         Total investment securities and other instruments                              1,661,116          1,213,498
                                                                                      -----------        -----------

Receivables and mortgage servicing advances                                                27,857             32,568
Broker dealers' operations receivable                                                     127,839            144,486
Accrued interest receivable                                                                30,681             23,570
Servicing assets, net                                                                      86,590             72,568
Property, leasehold improvements and equipment, net                                        26,154             19,273
Cost in excess of fair value of net assets acquired, net                                    5,297              5,475
Real estate held for sale, net                                                              2,738              2,987
Prepaid and other assets                                                                   10,893              8,957
                                                                                      -----------        -----------

         Total assets                                                                 $ 3,279,870        $ 2,918,113
                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase                                        $ 1,295,041        $ 1,197,328
Loans payable                                                                             331,537            426,704
Deposits                                                                                  760,096            533,113
Notes payable                                                                             207,106            199,733
Advances from FHLB                                                                         55,500             32,000
Broker dealers' operations payable                                                        130,900            142,002
Accrued expenses and other liabilities                                                    139,128            117,674
                                                                                      -----------        -----------

         Total liabilities                                                              2,919,308          2,648,554
                                                                                      -----------        -----------

Commitments and contingencies                                                                  --                 --
                                                                                      -----------        -----------

Stockholders' equity:
   Serial Preferred Stock, $1 par value, 10,000,000 shares authorized; 8%
          Convertible Cumulative Preferred Stock, $1 par value (liquidation preference $1,000 per share), 20,000 designated, 8,460 shares issued and outstanding; 7% Noncumulative Monthly Income Preferred Stock, $1
          par value (liquidation preference $50 per share) 1,495,000 shares
          issued and outstanding                                                            1,503                  8
   Common stock, $1 par value, 200,000,000 shares authorized; 40,484,920 shares
          issued; 40,428,920 shares outstanding                                            40,485             40,485
   Paid-in capital                                                                        140,822             70,252
   Legal surplus                                                                            2,499              2,499
   Retained earnings                                                                      181,410            156,315
   Accumulated other comprehensive income, net of taxes                                    (6,101)                56
   Treasury stock at par value, 56,000 shares held                                            (56)               (56)
                                                                                      -----------        -----------

         Total stockholders' equity                                                       360,562            269,559
                                                                                      -----------        -----------

         Total liabilities and stockholders' equity                                   $ 3,279,870        $ 2,918,113
                                                                                      ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                             Quarter Ended           Six Month Period Ended
                                                                June 30,                     June 30,
                                                        ------------------------     -----------------------
                                                           1999           1998          1999          1998
                                                           ----           ----          ----          ----

Interest income:
  Loans                                                 $  17,276      $  10,270     $  35,477     $  20,856
  Mortgage-backed securities                               13,864         14,794        26,360        26,949
  Investment securities                                    11,656          8,216        19,196        15,435
  Other interest earning assets                             3,097          1,682         6,598         2,766
                                                        ---------      ---------     ---------     ---------
Total interest income                                      45,893         34,962        87,631        66,006
                                                        ---------      ---------     ---------     ---------

Interest expense:
  Loans payable                                             5,677          6,832        11,470        12,258
  Securities sold under agreements to repurchase           16,015         12,869        31,025        24,142
  Deposits                                                  7,913          3,899        14,565         7,496
  Other borrowed funds                                      4,307          2,641         8,728         5,547
                                                        ---------      ---------     ---------     ---------
Total interest expense                                     33,912         26,241        65,788        49,443
                                                        ---------      ---------     ---------     ---------

Net interest income                                        11,981          8,721        21,843        16,563
Provision for loan losses                                     458             93           753           311
                                                        ---------      ---------     ---------     ---------
Net interest income after provision for loan losses        11,523          8,628        21,090        16,252
                                                        ---------      ---------     ---------     ---------

Non-interest income:
  Net gain on mortgage loan sales                          23,887         11,524        40,121        16,857
  Trading account profit                                   (1,007)         2,058         4,523         4,604
  Gain on sale of investment securities                       226             79           226         1,594
  Servicing income                                          7,198          5,483        14,411        10,204
  Gain on sale of servicing assets                             --             --            --         1,829
  Commissions, fees and other income                        1,190            625         2,005         1,151
                                                        ---------      ---------     ---------     ---------
Total non-interest income                                  31,494         19,769        61,286        36,239
                                                        ---------      ---------     ---------     ---------

Non-interest expense:
  Compensation and benefits, net (See Note f)              10,946          3,533        21,086         7,416
  Taxes, other than payroll and income taxes                  500            410           983           801
  Maintenance                                                 243            373           698           600
  Advertising                                               1,201          1,511         2,599         2,814
  Professional services                                     1,522            998         2,758         1,876
  Telephone                                                   842            661         1,726         1,265
  Rent                                                      1,132            778         2,157         1,509
  Amortization of servicing assets                          3,005          1,550         5,720         2,953
  Depreciation and amortization                             1,042            883         1,973         1,726
  Other, (See Note f)                                       2,458          2,603         4,746         3,844
                                                        ---------      ---------     ---------     ---------
Total non-interest expense                                 22,891         13,300        44,446        24,804
                                                        ---------      ---------     ---------     ---------

Income before income taxes                                 20,126         15,097        37,930        27,687
Income taxes                                                2,858          2,093         4,991         3,586
                                                        ---------      ---------     ---------     ---------

Net income                                                 17,268         13,004        32,939        24,101
Retained earnings at beginning of period                  168,853        123,159       156,315       114,253
Less cash dividends paid:
  8% Convertible Cumulative Preferred Stock                   169            169           338           338
  7% Noncumulative Monthly Income Preferred Stock           1,308             --         1,846            --
  Common stock                                              3,234          2,426         5,660         4,448
                                                        ---------      ---------     ---------     ---------
Retained earnings at the end of period                  $ 181,410      $ 133,568     $ 181,410     $ 133,568
                                                        =========      =========     =========     =========

Earnings per share:
  Basic                                                 $    0.39      $    0.32     $    0.76     $    0.60
                                                        =========      =========     =========     =========
  Diluted                                               $    0.38      $    0.31     $    0.73     $    0.58
                                                        =========      =========     =========     =========


The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                           Six Month Period Ended
                                                                                                   June 30,
                                                                                           ----------------------
                                                                                            1999             1998
                                                                                            ----             ----
                                                                                                 (unaudited)

Cash flows from operating activities:

Net income ........................................................................     $    32,939      $    24,101
                                                                                        -----------      -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ................................................           1,795            1,362
     Amortization of interest-only strips held in trading accounts ................           3,026            1,687
     Amortization of cost in excess of fair value of net assets acquired ..........             178              364
     Amortization of servicing assets .............................................           5,720            2,953
     Deferred tax benefit .........................................................            (613)          (3,523)
     Gain on sale of servicing assets .............................................              --           (1,829)
     Provision for loan losses ....................................................             753              311
     Origination and purchases of mortgage loans held for sale ....................      (1,413,822)        (930,662)
     Principal repayment and sales of mortgage loans held for sale ................         640,003          316,440
     Purchases of trading securities ..............................................        (803,068)        (642,745)
     Principal repayments and sales of trading securities .........................       1,483,128          782,912
     (Increase) decrease in interest only strips, net .............................         (14,310)           5,014
     Increase in servicing assets .................................................         (19,742)         (13,861)
     Decrease (increase) in receivables and mortgage servicing advances ...........           4,711           (7,143)
     Decrease (increase) in broker dealers' operations receivable .................          16,647          (56,510)
     Increase in accrued interest receivable ......................................          (7,111)          (7,813)
     (Decrease) increase in interest payable ......................................          (2,348)           5,472
     (Decrease) increase in broker dealers' operations payable ....................         (11,102)          58,774
     Increase (decrease) in accounts payable and other liabilities ................          28,626           (4,596)
     (Increase) decrease in prepaid and other assets ..............................          (1,936)           1,971
                                                                                        -----------      -----------

        Total adjustments .........................................................         (89,465)        (491,422)
                                                                                        -----------      -----------
     Net cash used in operating activities ........................................         (56,526)        (467,321)
                                                                                        -----------      -----------

Cash flows from investing activities:
  Purchase of securities held to maturity .........................................        (169,700)              --
  Principal repayments of securities held to maturity .............................          59,929           17,325
  Origination of loans receivable .................................................         (39,109)              --
  Principal repayments of loans receivable ........................................          12,940            2,168
  Purchases of securities available for sale ......................................        (594,393)        (345,400)
  Principal repayments and sales of securities available for sale .................         327,414          233,683
  Purchase of FHLB stock ..........................................................          (3,481)              --
  Purchase of property, leasehold improvements and equipment ......................          (8,676)          (4,933)
  Decrease in real estate held for sale ...........................................             249              463
  Proceeds from the sale of servicing assets ......................................              --            1,829
                                                                                        -----------      -----------

     Net cash used in investing activities ........................................        (414,827)         (94,865)
                                                                                        -----------      -----------

Cash flows from financing activities:
  Increase in deposits ............................................................         226,983           75,810
  Increase in securities sold under agreements to repurchase ......................          97,713          275,041
 (Decrease) increase in loans payable .............................................         (95,167)         164,277
  Issuance of common stock ........................................................              --           40,592
  Issuance of preferred stock .....................................................          72,065               --
  Proceeds from FHLB advances .....................................................          23,500               --
  Increase in notes payable .......................................................           7,373            9,427
  Dividends declared and paid .....................................................          (7,844)          (4,786)
                                                                                        -----------      -----------

     Net cash provided by financing activities ....................................         324,623          560,361
                                                                                        -----------      -----------

  Net decrease in cash and cash equivalents .......................................        (146,730)          (1,825)

  Cash and cash equivalents at beginning of period ................................         344,696          174,794
                                                                                        -----------      -----------

  Cash and cash equivalents at the end of period ..................................     $   197,966      $   172,969
                                                                                        ===========      ===========

  Cash and cash equivalent includes:
     Cash and due from banks ......................................................     $    35,093      $     9,071
     Money market investments .....................................................         162,873          163,898
                                                                                        -----------      -----------
                                                                                        $   197,966      $   172,969
                                                                                        ===========      ===========
  Supplemental schedule of non-cash activities
     Loan securitizations .........................................................     $   753,957      $   398,263
                                                                                        ===========      ===========

  Supplemental cash flows information:
     Cash used to pay interest ....................................................     $    68,136      $    43,971
                                                                                        ===========      ===========
     Cash used to pay income taxes ................................................     $     2,991      $     6,669
                                                                                        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)

                                                                                QUARTER ENDED           SIX MONTH PERIOD ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                              ------------------          ------------------
                                                                              1999          1998          1999          1998
                                                                              ----          ----          ----          ----

Net income:                                                                 $ 17,268      $ 13,004      $ 32,939      $ 24,101
                                                                            --------      --------      --------      --------

Other comprehensive income, net of tax:
  Unrealized net gains (losses) on securities arising during the period
     (net of taxes of $160,000 for the 1998 quarter, and $4.1 million -
     1999 and $139,000 - 1998 for the six months)                                 --          (251)       (6,458)          218

     Less: reclassification adjustment for (gains) losses
           included in net income (net of taxes of $201,000 - 1999 and
           $204,000 - 1998 for the quarter, and $192,000 - 1999 and
           $542,000 - 1998 for the six months)                                  (315)          319          (301)          847
                                                                            --------      --------      --------      --------
Other comprehensive income (loss)                                                315          (570)       (6,157)         (629)
                                                                            --------      --------      --------      --------

Comprehensive income, net of taxes                                          $ 17,583      $ 12,434      $ 26,782      $ 23,472
                                                                            ========      ========      ========      ========








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

b. The results of operations for the quarter and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and six month periods ended June 30, 1999 and 1998 were as follows:

                                                                            QUARTER ENDED          SIX MONTH PERIOD ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                        --------------------       ----------------------
                                                                          1999         1998           1999         1998
                                                                          ----         ----           ----         ----

         8% Convertible Cumulative Preferred Stock                      $ 20.00      $ 20.00        $ 40.00      $ 40.00
         7% Noncumulative Monthly Income Preferred Stock                $  0.88      $    --        $  1.24      $    --
         Common Stock                                                   $  0.08      $  0.06        $  0.14      $  0.11


d. At June 30, 1999, escrow funds include approximately $82.2 million deposited with Doral Bank. These funds are included in the Company's financial statements. Escrow funds also include approximately $6.8 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The number of average shares of common stock used for computing the basic and diluted net income per share was as follows:


                                           QUARTER ENDED                   SIX MONTH PERIOD ENDED
                                              JUNE 30,                            JUNE 30,
                                       ----------------------              ----------------------
                                       1999              1998              1999              1998
                                       ----              ----              ----              ----

         Basic                      40,428,920        40,428,920        40,428,920        39,445,130
         Diluted                    42,417,211        42,406,241        42,435,528        41,400,647

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

         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

                                                        QUARTER ENDED     SIX MONTH PERIOD ENDED
                                                           JUNE 30,               JUNE 30,
                                                     -------------------------------------------
                                                        (IN THOUSANDS)         (IN THOUSANDS)
                                                     -------------------------------------------
                                                       1999        1998        1999        1998
                                                       ----        ----        ----        ----

   Employee costs, gross                             $17,244     $12,076     $34,252     $23,506
   Deferred costs pursuant to SFAS No. 91              6,298       8,543      13,166      16,090
                                                     -------     -------     -------     -------
        Employee cost, net                           $10,946     $ 3,533     $21,086     $ 7,416
                                                     =======     =======     =======     =======

   Other expenses, gross                             $ 4,503     $ 3,865     $ 8,967     $ 6,824
   Deferred costs pursuant to SFAS No. 91              2,045       1,262       4,221       2,980
                                                     -------     -------     -------     -------
        Other expenses, net                          $ 2,458     $ 2,603     $ 4,746     $ 3,844
                                                     =======     =======     =======     =======

g.       Segment information

         The Company operates three reportable segments identified by line of business: mortgage banking, commercial banking and broker dealer operations. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company's operations are conducted in Puerto Rico.

         The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

         The information that follows presents net interest income after provision for loan losses, non interest income, net income and identifiable assets for the Company's reportable segments for the quarter and six month periods ended June 30, 1999 and 1998.


(In thousands)

                                   Mortgage         Commercial         Broker
                                    Banking          Banking           Dealer        Eliminations        Totals
                                  ----------        ----------         -------       ------------      ----------
                                                             QUARTER ENDED JUNE 30, 1999
                                  -------------------------------------------------------------------------------

Net interest income after
  provision for loan losses       $    5,104            5,709              513              197        $   11,523
Non-interest income               $   27,685            2,692            1,702             (585)       $   31,494
Net income                        $   14,540            2,690              426             (388)       $   17,268
Identifiable assets               $2,030,724        1,154,604          774,769         (680,227)       $3,279,870


                                                             QUARTER ENDED JUNE 30, 1998
                                  -------------------------------------------------------------------------------

Net interest income after
  provision for loan losses       $    4,958            3,287              383               --        $    8,628
Non-interest income               $   17,694              975            1,119              (19)       $   19,769
Net income                        $   10,770            1,999              254              (19)       $   13,004
Identifiable assets               $1,823,748          519,262          631,716         (477,370)       $2,497,356

                                                        SIX MONTH PERIOD ENDED JUNE 30, 1999
                                  -------------------------------------------------------------------------------

Net interest income after
  provision for loan losses       $    8,827           10,697            1,168              398        $   21,090
Non-interest income               $   54,116            5,054            2,943             (827)       $   61,286
Net income                        $   27,300            5,434              636             (431)       $   32,939
Identifiable assets               $2,030,724        1,154,604          774,769         (680,227)       $3,279,870


                                                        SIX MONTH PERIOD ENDED JUNE 30, 1998
                                  -------------------------------------------------------------------------------

Net interest income after
  provision for loan losses       $    9,553            6,011              688               --        $   16,252
Non-interest income               $   31,811            2,112            2,209              107        $   36,239
Net income                        $   19,589            3,747              611              154        $   24,101
Identifiable assets               $1,823,748          519,262          631,716         (477,370)       $2,497,356


h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available for sale and held to maturity are shown below by category.

         The following table summarizes Doral Financial's holdings of trading securities as of June 30, 1999 and December 31, 1998.

               TRADING SECURITIES                                             JUNE 30,          DECEMBER 31,
               (IN THOUSANDS)                                                   1999                1998
                                                                              --------          ------------

               Mortgage-backed securities............................         $614,128            $560,675
               Interest only strips..................................           53,418              42,202
               U.S. Treasury and agencies............................               --                 202
               Puerto Rico government obligations....................           14,962                  --
               Other.................................................            2,165               3,839
                                                                              --------            --------
                        Total........................................         $684,673            $606,918
                                                                              ========            ========

         The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available for sale securities as of June 30, 1999 and December 31, 1998.

         Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                                       WEIGHTED
SECURITIES AVAILABLE FOR SALE                                  AMORTIZED     UNREALIZED    UNREALIZED       MARKET      AVERAGE
AS OF JUNE 30, 1999                                              COST          GAINS         LOSSES         VALUE        YIELD
(IN THOUSANDS)                                                  -------       --------       -------       -------       -----

Debt securities
    FHLB Discount Notes (Maturing within 1 month)               $27,280       $     --       $    --       $27,280        4.74%
   US Treasury Bonds (Maturing over 10 years)                     1,582             --            --         1,582        5.50%
                                                                -------       --------       -------       -------        ----
                                                                $28,862       $     --       $    --       $28,862        4.78%
                                                                =======       ========       =======       =======        ====


                                                                                                                           WEIGHTED
SECURITIES AVAILABLE FOR SALE                                  AMORTIZED      UNREALIZED     UNREALIZED       MARKET        AVERAGE
AS OF DECEMBER 31, 1998                                           COST          GAINS          LOSSES         VALUE          YIELD
(IN THOUSANDS)                                                  --------       --------       --------       --------        -----

Debt securities
   Fed Farm Credit Notes (Maturing from 1 to 10 years)          $ 13,000       $     65       $     --       $ 13,065        6.06%
   FHLB Notes (Maturing within 1 year to over 10 years)          358,861            370             --        359,231        6.64%
   US Treasury Bonds (Maturing within 1 year to over 10 years)    36,935             --            343         36,592        5.35%
                                                                --------       --------       --------       --------        ----
                                                                $408,796       $    435       $    343       $408,888        6.48%
                                                                ========       ========       ========       ========        ====

         The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of June 30, 1999 and December 31, 1998.

         Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                                         WEIGHTED
SECURITIES HELD TO MATURITY                                  AMORTIZED      UNREALIZED     UNREALIZED       MARKET        AVERAGE
AS OF JUNE 30, 1999                                             COST          GAINS          LOSSES         VALUE          YIELD
(IN THOUSANDS)                                                --------       --------       --------       --------        -----

Mortgage-backed securities
    GNMA (Maturing over 10 years)                             $ 28,548       $    938       $     67       $ 29,419        6.89%
    CMO (Maturing within 4 to over 10 years)                   146,189          1,215             41        147,363        5.85%

Debt securities
  Fed Farm Credit Notes (Maturing within 5 to 10 years)         15,000             --            675         14,325        6.35%
  FHLB Notes (Maturing over 9 years)                           615,456          1,036         21,981        594,511        6.79%
  US Treasury Bonds (Maturing over 10 years)                   126,993             --          9,812        117,181        5.42%
  PRHB Notes (Maturing over 10 years)                            5,000            300             --          5,300        6.20%
                                                              --------       --------       --------       --------        ----

                                                              $937,186       $  3,489       $ 32,576       $908,099        6.45%
                                                              ========       ========       ========       ========        ====

                                                                                                             WEIGHTED
SECURITIES HELD TO MATURITY                      AMORTIZED      UNREALIZED     UNREALIZED       MARKET        AVERAGE
AS OF DECEMBER 31, 1998                             COST          GAINS          LOSSES         VALUE          YIELD
(IN THOUSANDS)                                    --------       --------       --------       --------        -----


Mortgage-backed securities
   GNMA (Maturing over 10 years)                  $ 31,511       $    385       $     19       $ 31,877        6.98%
   CMO (Maturing from one to over 10 years)        154,267            983              2        155,248        6.05%

Debt securities
   PRHB Notes (Maturing over 10 years)               5,000             --             --          5,000        6.20%
                                                  --------       --------       --------       --------        ----

                                                  $190,778       $  1,368       $     21       $192,125        6.21%
                                                  ========       ========       ========       ========        ====


         i. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:


                    LOANS RECEIVABLE, NET
                    (DOLLARS IN THOUSANDS)
                                                                   AS OF JUNE 30, 1999           AS OF DECEMBER 31, 1998
                                                                -------------------------       -------------------------
                                                                 AMOUNT           PERCENT        AMOUNT           PERCENT
                                                                ---------         -------       ---------         -------

                  Construction loans                            $ 110,303            43%        $  72,081            33%
                  Residential mortgage loans                       65,653            26%           80,902            37%
                  Commercial real estate                           22,613             9%           16,443             8%
                  Consumer -- secured by mortgage                   3,871             2%            5,005             2%
                  Consumer -- other                                 8,882             3%            6,290             3%
                  Commercial (non-real estate)                     10,170             4%           11,051             5%
                  Loans on saving deposits                          6,539             3%            3,676             2%
                  Land secured                                     26,474            10%           21,418            10%
                                                                ---------          ----         ---------          ----
                    Gross loans receivable(1)(2)                  254,505           100%          216,866           100%
                                                                ---------                       ---------
                  Less:
                    Undisbursed portion of loans
                       in process                                 (58,004)                        (47,575)
                    Unearned interest and deferred
                       loan fees                                   (1,834)                           (648)
                    Allowance for loan losses(3)                   (1,911)                         (1,656)
                                                                ---------                       ---------
                                                                  (61,749)                        (49,879)
                                                                ---------                       ---------
                    Loans receivable, net                       $ 192,756                       $ 166,987
                                                                =========                       =========

-----------------------------

                  (1) Sum of the columns may not add up to the totals due to rounding.

                  (2) Does not include mortgage loans held for sale by Doral Financial of $910.0 million as of June 30, 1999 and $883.0 million as of December 31, 1998.

                  (3) Does not include $3.5 million of allowance for loan losses allocated to mortgage loans held for sale as of June 30, 1999 and December 31, 1998.

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

         Doral Financial is currently in its 27th year of operations. The Company is the leading originator of mortgage loans on single-family residences in Puerto Rico and also manages the largest portfolio of mortgage loans in the Island. The volume of loans originated and purchased during the quarters ended June 30, 1999 and 1998 was approximately $750.7 million and $543.8 million, respectively. For the six month period ended June 30, 1999 and 1998 the volume of loans originated and purchased was approximately $1.5 billion and $930.7 million, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $7.0 billion as of June 30, 1999, from $5.1 billion as of the same date a year ago, an increase of 37% . Doral Financial's traditional strategy has been to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities held for trading. This is a direct result of the Company's mortgage securitization activities . At June 30, 1999, Doral Financial held securities for trading with a fair market value of $684.7 million, approximately $575.7 million of which consisted of Puerto Rico tax-exempt GNMA securities, the interest on which is tax-exempt to the Company. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Pursuant to SFAS No. 115, securities held for trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included as part of trading account profit.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. Effective April 1, 1999, the Company reclassified approximately $592.2 million of US agency and treasury securities held by the Company from available for sale to held to maturity, because the Company has the intent and ability to hold these securities until maturity. The Company had gross unrealized losses on these securities of approximately $10.5 million at the time of the reclassification. Such unrealized losses are included as a component of stockholders' equity as "Accumulated other comprehensive income, net of taxes." The unrealized losses will be amortized over the life of the securities as a yield adjustment, pursuant to SFAS 115. During the second quarter of 1999 the Company also purchased $169.7 million in securities classified as held to maturity. As of June 30, 1999, Doral Financial held approximately $937.2 million in securities and other investments that are classified as held to maturity. As of June 30, 1999, Doral Financial also held $28.9 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

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

         For the quarters ended June 30, 1999 and 1998, Doral Bank, the Company's commercial banking subsidiary, contributed approximately $2.7 million and $1.9 million, respectively, to the Company's consolidated net income, which includes the operations of Doral Money, Inc., a wholly-owned subsidiary of Doral Bank that became operational during the second quarter of 1998. For the first half of 1999 and 1998, Doral Bank contributed approximately $5.4 million and $3.7 million, respectively, to the Company's consolidated net income.

         Doral Money contributed approximately 15% and 16%, respectively, to the Company's total loan production for the second quarter and first half of 1999. Doral Money was established during the second quarter of 1998 as a vehicle for the Company's expansion into the mainland United States. Currently, it operates through two divisions, a multi-family and commercial lending unit in the New York City metropolitan area, and a residential wholesale mortgage operation in the Chicago Metropolitan area. The Company has made a strategic decision to phase-out the Chicago wholesale operation commencing July 31, 1999. See "Recent Developments - Phase-out of Chicago Wholesale Operation."

         The Company's broker-dealer operations are conducted through Doral Securities, a subsidiary that provides retail and institutional, financial advisory and investment banking services in Puerto Rico. For the quarters ended June 30, 1999 and 1998, Doral Securities' net income was approximately $426,000 and $254,000, respectively. For the six month period ended June 30, 1999 and 1998, Doral Securities' net income was approximately $636,000 and $611,000, respectively. Results for the quarter and six months ended June 30, 1999 reflect increased personnel and rental expenses related to Doral Securities' continued growth, which include the opening of an additional branch in the city of Mayaguez, on the western side of the Island.

         Doral Financial is also in the process of organizing a new federal savings bank in the New York City metropolitan area, which it anticipates will open for business during the third quarter of 1999.

         Unlike most bank holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of the Company's principal mortgage units, is organized as an operating division within the parent company. As of June 30, 1999, Doral Financial had assets and net income of $1.7 billion and $15.7 million, respectively, at the parent company level.

RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

         Doral Financial's operations are mainly the result of: (i) the level of loan production; (ii) the behavior of the mortgage loan servicing portfolio;
(iii) the various components of the Company's revenues; (iv) the elements of risk inherent to loan activities; and (v) the Company's ability to manage its liquidity demands and capital resources. These factors are, in turn, primarily influenced by: (i) the direction of interest rates; (ii) the level of demand for mortgage credit; (iii) the strength of the economy in Puerto Rico; and (iv) the relationship between interest rates and the cost of funds.

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:

TABLE A                                                                      QUARTER ENDED              SIX MONTH PERIOD ENDED
LOAN PRODUCTION                                                              -------------              ----------------------
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN BALANCE)                 JUNE 30,                        JUNE 30,
                                                                                --------                        --------

                                                                           1999           1998            1999             1998
                                                                           ----           ----            ----             ----

FHA/VA mortgage loans
         Number of loans.................................                 2,494          1,926           4,734            3,418
         Volume of loans.................................              $204,607       $152,540      $  385,982         $266,501
         Percent of total volume.........................                    27%            28%             27%              29%


Conventional conforming mortgage loans(1)
         Number of loans.................................                 2,442          2,845           6,077            3,831
         Volume of loans.................................              $229,463       $247,342      $  543,322         $340,042
         Percent of total volume.........................                    30%            45%             37%              36%


Conventional non - conforming mortgage loans(2)(3)(4)
         Number of loans.................................                 2,859          1,971           4,510            4,585
         Volume of loans.................................              $221,609       $113,168      $  360,957         $274,835
         Percent of total volume.........................                    30%            21%             25%              30%

Other(5)
         Number of loans.................................                   392            162             636              304
         Volume of loans.................................              $ 94,992       $ 30,750      $  162,670         $ 49,284
         Percent of total volume.........................                    13%             6%             11%               5%

Total loans
         Number of loans.................................                 8,187          6,904          15,957           12,138
         Volume of loans.................................              $750,671       $543,800      $1,452,931         $930,662

Average initial loan balance                                           $ 91,691       $ 78,766      $   91,053         $ 76,673

--------------------
       (1) Refers to mortgage loans that qualify for the sale or exchange programs of FNMA or FHLMC.

       (2) Refers to mortgage loans that do not qualify for the sale or exchange programs of FNMA or FHLMC.

       (3) Includes $4.8 million and $5.6 million in second mortgages for the quarters ended June 30, 1999 and 1998, respectively, and $7.5 million and $11.4 million in second mortgages for the six month periods ended June 30, 1999 and 1998.

       (4) Includes $8.4 million and $8.7 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended June 30, 1999 and 1998, respectively; and $14.1 million and $17.5 million for the six month periods ended June 30, 1999 and 1998.

       (5) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land, and consumer loans.

         A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the six months ended June 30, 1999 and 1998, refinance loans represented approximately 58% and 61%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity.

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

         The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:

           TABLE B
           LOAN ORIGINATION SOURCES

                                                                           SIX MONTH PERIOD ENDED JUNE 30,
                                                                ------------------------------------------------------
                                                                            1999                               1998(1)
                                                                ------------------------------                 -------
                                                                PUERTO RICO       US     TOTAL
                                                                -----------       --     -----

           Retail........................................           46%           --       46%                   64%
           Wholesale.....................................           25%           11%      36%                   22%
           New Housing Developments......................            7%           --        7%                    9%
           Multi-family..................................           --             5%       5%                   --
           Other(2)......................................            6%           --        6%                    5%

--------------------
(1) For the second quarter and first half of 1998, originations from the mainland United States represented less than 1% of total loan originations.

(2) Refers to commercial, construction, land, and consumer loans originated through Doral Bank and other specialized units.

MORTGAGE LOAN SERVICING

         Doral Financial's principal source of servicing rights has traditionally been its mortgage loan production. However, during the second quarters of 1999 and 1998, Doral Financial purchased servicing rights to approximately $61.0 million and $33 million, respectively, in principal amount of mortgage loans. For the six month period ended June 30, 1999 and 1998 Doral Financial purchased servicing rights to approximately $133.9 million and $108 million, respectively. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and will continue to seek and consider attractive opportunities for bulk purchases of servicing rights

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:


         TABLE C
         MORTGAGE LOAN SERVICING
         (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                             AS OF JUNE 30,
                                                                             --------------

                                                                         1999              1998
                                                                         ----              ----

         COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END
         GNMA ..............................................          $2,466,371        $2,174,880
         FHLMC/FNMA ........................................           2,075,579         1,136,052
         Doral Financial grantor trusts ....................             124,808           175,514
         Other conventional mortgage loans(1) ..............           2,345,448         1,653,637
                                                                      ----------        ----------
         Total servicing portfolio .........................          $7,012,206        $5,140,083
                                                                      ==========        ==========

         SELECTED DATA REGARDING
           MORTGAGE LOANS SERVICED
         Number of loans ...................................             108,637            90,769
         Weighted average interest rate ....................                7.81%             8.03%
         Weighted average remaining maturity (months) ......                 232               206
         Weighted average servicing fee rate ...............               .3997%            .3641%
         Average servicing portfolio .......................          $6,244,532        $4,864,863
         Principal prepayments .............................          $  414,591        $  285,760
         Prepayments to average portfolio (annualized) .....                  13%               12%
         Average size of loans prepaid .....................          $   53,690        $   48,368
         DELINQUENT MORTGAGE LOANS AND
           PENDING FORECLOSURES AT PERIOD END
         60-89 days past due ...............................                1.26%             1.63%
         90 days or more past due ..........................                1.85%             2.31%
                                                                      ----------        ----------
         Total delinquencies excluding foreclosures ........                3.11%             3.94%
                                                                      ==========        ==========
         Foreclosures pending ..............................                1.21%             1.24%
                                                                      ==========        ==========

         SERVICING PORTFOLIO ACTIVITY
         Beginning servicing portfolio .....................          $6,186,059        $4,655,135
         ADD:
                Loans funded and purchased(2) ..............           1,304,579           920,822
                Bulk servicing acquired ....................             133,886           108,000
         LESS:
                Servicing sales transferred ................                  --           103,003
                Run-off(3) .................................             612,318           440,871
                                                                      ----------        ----------
         Ending servicing portfolio ........................          $7,012,206        $5,140,083
                                                                      ==========        ==========



(1) Includes $884.6 million and $653.0 million of loans owned by the Company at June 30, 1999 and 1998, respectively, which represented 13 % of the total servicing portfolio as of both dates.

(2) Excludes approximately $148.4 million and $9.8 million of commercial, construction and loans sold with servicing released not included in the Company's mortgage servicing portfolio as of June 30, 1999 and 1998.

(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At June 30, 1999 and 1998, less than 10% and 1%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

         As shown in the Company's Consolidated Statements of Income, the principal components of Doral Financial's revenues are: (i) net interest income;
(ii) net gains on mortgage loan sales; (iii) servicing income; (iv) trading account profit; (v) gain on sale of investment securities; (vi) gain on sale of servicing assets; and (vii) commissions, fees and other income.

NET INCOME

         Doral Financial's net income for the quarter ended June 30, 1999 increased $4.3 million, or 33%, from $13.0 million for the 1998 period to $17.3 million for the 1999 period. For the first half of 1999 and 1998, the Company's net income amounted to $32.9 million and $24.1 million, respectively, an increase of 37%. Diluted earnings per common share for the second quarter of 1999 were $0.38, an increase of 22% over the $0.31 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the first half of 1999 increased by 26% when compared to the same period of 1998, from $0.58 for 1998 to $0.73 for 1999.

NET INTEREST INCOME

         Net interest income is the excess of interest earned by the Company on its interest earning assets over the interest incurred on its interest bearing liabilities.

         The increase in net interest income for the second quarter and first half of 1999, as compared to the respective 1998 periods, was principally due to an increase in Doral Financial's average interest earning assets. Average interest earning assets for the quarter grew by 34% from June 30, 1998 to June 30, 1999, while net interest income grew by 31% during the same period. Average interest earning assets grew by 37% for the six months ended June 30, 1999, as compared to the respective 1998 period, while net interest income grew by 33% for said period. The growth in net interest income relative to the growth in average interest earning assets reflect both a slight increase in market interest rates which affects the average cost of funds used to finance operations, and a decrease in net interest earning assets, which was due in part to the incurrence of borrowings to finance the increase in the Company's servicing assets whose income is reflected as servicing income.

         Doral Bank contributed approximately $5.7 million or 50% of the consolidated net interest income of Doral Financial for the quarter ended June 30, 1999, compared to $3.3 million or 38% of consolidated net interest income for the quarter ended June 30, 1998. During the first half of 1999, Doral Bank's contribution to the Company's net interest income was $10.7 million or 51%, compared to $6.0 million or 37% for the first half of 1998.

         The following tables present, for the periods indicated, the Company's average balance sheet, the total dollar amount of interest from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances are based on the average of month-end balances for Doral Financial and its non-banking subsidiaries, and average daily balances for Doral Bank, in each case during the periods presented.

TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                                      QUARTER ENDED JUNE 30,
                                                             -----------------------------------------------------------------------
                                                                             1999                                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                               AVERAGE                 AVERAGE     AVERAGE                 AVERAGE
                                                               BALANCE     INTEREST   YIELD/RATE   BALANCE     INTEREST   YIELD/RATE
                                                             ----------   ----------  ---------- ----------   ----------  ----------

ASSETS:
Interest Earning Assets:
      Total Loans(1)                                         $  991,184   $   17,276     6.97%   $  549,412     $ 10,270     7.48%
      Mortgage-Backed Securities                                788,181       13,864     7.04%       82,888       14,794     6.70%
      Investment Securities                                     677,580       11,656     6.88%      472,042        8,216     6.96%
      Other Interest-Earning Assets(2)                          270,850        3,097     4.57%      137,771        1,682     4.88%
                                                             ----------   ----------   ------    ----------     --------   ------
        Total Interest Earning Assets/Interest Income         2,727,795   $   45,893     6.73%    2,042,113     $ 34,962     6.85%
                                                                          ==========   ======                   ========   ======
Total Non-Interest Earning Assets                               495,813                             300,473
                                                             ----------                          ----------
Total Assets                                                 $3,223,608                          $2,342,586
                                                             ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
      Loans Payable                                          $  394,257   $    5,677     5.76%   $  389,966     $  6,832     7.01%
      Repurchase Agreements                                   1,257,214       16,015     5.10%      908,352       12,869     5.67%
      Deposits                                                  705,337        7,913     4.49%      349,056        3,899     4.47%
      Other Borrowed Funds(3)                                   248,230        4,307     6.94%      168,481        2,641     6.27%
                                                             ----------   ----------   ------    ----------     --------   ------
        Total Interest Bearing Liabilities/Interest Expense   2,605,038   $   33,912     5.21%    1,815,855     $ 26,241     5.78%
                                                                          ==========   ======                   ========   ======
Total Non-Interest Bearing Liabilities                          263,525                             283,791
                                                             ----------                          ----------
Total Liabilities                                             2,868,563                           2,099,646
Stockholders' Equity                                            355,045                             242,940
                                                             ----------                          ----------
Total Liabilities and Stockholders' Equity                   $3,223,608                          $2,342,586
                                                             ==========                          ==========

Net Interest Earning Assets                                  $  122,757                          $  226,258
Net Interest Income on a Non-Taxable Equivalent Basis                     $   11,981                            $  8,721

Interest Rate Spread(4)                                                                  1.52%                               1.07%
Interest Rate Margin(4)                                                                  1.76%                               1.71%
Net Interest-Earning Assets Ratio                                                      104.71%                             112.46%

----------------------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and deposits in other banks.
(3) Consist of FHLB-NY advances, notes payable and convertible subordinated debentures.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income as a percentage of average interest-earning assets.

TABLE E
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                                  SIX MONTH PERIOD ENDED JUNE 30,
                                                            ------------------------------------------------------------------------
                                                                             1999                                 1998
------------------------------------------------------------------------------------------------  ----------------------------------
                                                              AVERAGE                   AVERAGE     AVERAGE                AVERAGE
                                                              BALANCE      INTEREST    YIELD/RATE   BALANCE     INTEREST  YIELD/RATE
                                                            ----------    ----------   ---------- ----------   ---------- ----------

ASSETS:
Interest Earning Assets:
     Total Loans(1)                                         $  976,987    $   35,477      7.26%   $  526,095   $   20,856     7.93%
     Mortgage-Backed Securities                                786,375        26,360      6.70%      827,307       26,949     6.51%
     Investment Securities                                     573,931        19,196      6.69%      440,178       15,435     7.01%
     Other Interest-Earning Assets(2)                          275,550         6,598      4.79%      116,776        2,766     4.74%
                                                            ----------    ----------    ------    ----------   ----------   ------
      Total Interest Earning Assets/Interest Income          2,612,843    $   87,631      6.71%    1,910,356   $   66,006     6.91%
                                                                          ==========    ======                 ==========   ======
Total Non-Interest Earning Assets                              469,191                               272,233
                                                            ----------                            ----------
Total Assets                                                $3,082,034                            $2,182,589
                                                            ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
     Loans Payable                                          $  398,300    $   11,470      5.76%   $  348,407   $   12,258     7.04%
     Repurchase Agreements                                   1,216,581        31,025      5.10%      835,701       24,142     5.78%
     Deposits                                                  650,926        14,565      4.48%      339,669        7,496     4.41%
     Other Borrowed Funds(3)                                   244,135         8,728      7.15%      174,019        5,547     6.38%
                                                            ----------    ----------    ------    ----------   ----------   ------
      Total Interest Bearing Liabilities/Interest Expense    2,509,942    $   65,788      5.24%    1,697,796   $   49,443     5.82%
                                                                          ==========    ======                 ==========   ======
Total Non-Interest Bearing Liabilities                         236,669                               257,463
                                                            ----------                            ----------
Total Liabilities                                            2,746,611                             1,955,259
Stockholders' Equity                                           335,423                               227,330
                                                            ----------                            ----------
Total Liabilities and Stockholders' Equity                  $3,082,034                            $2,182,589
                                                            ==========                            ==========

Net Interest Earning Assets                                 $  102,901                            $  212,560

Net Interest Income on a Non-Taxable Equivalent Basis                     $   21,843                           $   16,563

Interest Rate Spread(4)                                                                   1.47%                               1.09%
Interest Rate Margin(4)                                                                   1.67%                               1.73%
Net Interest-Earning Assets Ratio                                                       104.10%                             112.52%


------------------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and deposits in other banks.
(3) Consist of FHLB-NY advances, notes payable and convertible subordinated debentures.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income as a percentage of average interest-earning assets.

                  The following tables describe the extent to which changes in interest rates and changes in volume of interest rates on interest earning assets and interest bearing liabilities have affected Doral Financial's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE F
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)                                               QUARTER ENDED
                                                                JUNE 30,
--------------------------------------------   ----------------------------------------
                                                         1999 COMPARED TO 1998
                                                      INCREASE (DECREASE) DUE TO:
                                                VOLUME           RATE            TOTAL
                                               --------        --------        --------

INTEREST EARNING ASSETS
      TOTAL LOANS                              $ 33,030        $ (5,004)       $ 28,026
      MORTGAGE-BACKED SECURITIES                 (6,348)          2,629          (3,719)
      INVESTMENT SECURITIES                      14,310            (552)         13,758
      OTHER INTEREST EARNING ASSETS               6,499            (840)          5,659
                                               --------        --------        --------

TOTAL INTEREST EARNING ASSETS                    47,491          (3,767)         43,724
                                               --------        --------        --------

INTEREST BEARING LIABILITIES
      LOANS PAYABLE                                 301          (4,923)         (4,622)
      REPURCHASE AGREEMENTS                      19,770          (7,187)         12,583
      DEPOSITS                                   15,919             137          16,056
      OTHER BORROWED FUNDS                        5,000           1,662           6,662
                                               --------        --------        --------

TOTAL INTEREST BEARING LIABILITIES               40,990         (10,311)         30,679
                                               --------        --------        --------

NET INTEREST EARNING ASSETS                    $  6,501        $  6,544        $ 13,045
                                               ========        ========        ========

TABLE G
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)                                           SIX MONTH PERIOD ENDED
                                                                JUNE 30,
--------------------------------------------   ----------------------------------------
                                                         1999 COMPARED TO 1998
                                                      INCREASE (DECREASE) DUE TO:
                                                VOLUME           RATE            TOTAL
                                               --------        --------        --------

INTEREST EARNING ASSETS
      TOTAL LOANS                              $ 35,749        $ (6,505)       $ 29,244
      MORTGAGE-BACKED SECURITIES                 (2,667)          1,489          (1,178)
      INVESTMENT SECURITIES                       9,380          (1,859)          7,521
      OTHER INTEREST EARNING ASSETS               7,522             142           7,664
                                               --------        --------        --------

TOTAL INTEREST EARNING ASSETS                    49,984          (6,733)         43,251
                                               --------        --------        --------

INTEREST BEARING LIABILITIES
      LOANS PAYABLE                               3,511          (5,088)         (1,577)
      REPURCHASE AGREEMENTS                      22,006          (8,240)         13,766
      DEPOSITS                                   13,738             400          14,138
      OTHER BORROWED FUNDS                        4,470           1,891           6,361
                                               --------        --------        --------

TOTAL INTEREST BEARING LIABILITIES               43,725         (11,037)         32,688
                                               --------        --------        --------

NET INTEREST EARNING ASSETS                    $  6,259        $  4,304        $ 10,563
                                               ========        ========        ========

         INTEREST INCOME

         Total interest income increased from approximately $35.0 million during the second quarter of 1998, to $45.9 million during the second quarter of 1999, an increase of 31%. For the first six months of 1999, interest income increased by approximately $21.6 million, to $87.6 million compared to $66.0 million for the first six months of 1998. The increases in interest income during both periods is primarily related to the increase in Doral Financial's total average interest earning assets, from $1.9 billion at June 30, 1998 to $2.6 billion at June 30, 1999.

         Interest income on loans increased by $7.0 million or 68% during the second quarter of 1999, as compared to the respective 1998 period. For the first half of 1999, interest income on loans increased 70%, from $20.9 million for the six months ended June 30, 1998, to $35.5 million for the six months ended June 30, 1999. The increase during 1999 reflected an increase in the level of loans held by Doral Financial as compared to 1998, due to the increased volume of loan originations.

         Interest income on mortgage-backed securities remained fairly constant from 1998 to 1999, for both the quarterly and six month periods. For the quarter ended June 30, 1999, interest income on this type of interest earning asset amounted to $13.9 million, compared to $14.8 million for the quarter ended June 30, 1998. During the first half of 1999, income on mortgage-backed securities was $26.4 million, versus $26.9 million for the comparable period of 1998. The results for the 1999 periods reflected a constant holding of mortgage-backed securities, mainly comprised of tax-exempt Puerto Rico GNMA securities, which the Company holds for longer periods prior to sale in order to maximize tax exempt interest income on such securities.

         Interest income on investment securities increased by $3.4 million during the second quarter of 1999, as compared to the same period of 1998, from $8.2 million to $11.6 million. Interest income on these securities was $19.2 million for the six months ended June 30, 1999, as compared to $15.4 million for the same period a year ago. The increase reflects the increase in the average balance of investment securities held during the period to $573.9 million as of June 30, 1999, compared to $440.2 million as of June 30, 1998. The increase in investment securities relates primarily to increased investment in US Government and agency obligations, the interest on which is exempt to the Company for income tax purposes in Puerto Rico.

         Interest income on other interest earning assets increased by $1.4 million or 84% for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Interest income on other interest earning assets was $6.6 million for the six months ended June 30, 1999, as compared to $2.8 million for the comparable period of 1998. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 1998 to 1999 was due primarily to higher liquidity and the investment of such liquidity in short-term investments. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income.

         INTEREST EXPENSE

         Total interest expense increased to $33.9 million during the second quarter of 1999, compared to $26.2 million for the respective 1998 period, an increase of 29%. Total interest expense for the first half of 1999 was $65.8 million, as compared to $49.4 million for the same period of 1998, an increase of 33%. The increase in interest expense for the 1999 period was due primarily to the increase in the average amount of interest-bearing liabilities used to fund the increase in interest earning assets. Average interest bearing liabilities increased to $2.5 billion at an average cost of 5.24% as of June 30, 1999, compared to $1.7 billion at an average cost of 5.82% as of June 30, 1998.

         Interest expense related to loans payable decreased by $1.2 million or 17% during the second quarter of 1999 as compared to the same period of 1998. For the first half of 1999, interest expense associated with loans payable was $11.5 million, a decrease of 6% from $12.3 million for the first six months ended June 30, 1998. The weighted-average interest rate cost for borrowings under Doral Financial's warehouse lines of credit was 5.76% and 7.01% for the second quarter of 1999 and 1998, respectively. For the first six months of 1999 and 1998, the weighted average cost for borrowings under the Company's warehousing lines of credit was 5.76% and 7.04%, respectively.

         Interest expense related to securities sold under agreements to repurchase increased by $3.1 million or 24% during the second quarter of 1999 as compared to the same period of 1998. During the first six months of 1999, interest expense related to securities sold under agreements to repurchase was $31.0 million, versus $24.1 million for the corresponding 1998 period an increase of 29%. The increases during these periods reflected increased borrowings to finance the acquisition of mortgage-backed securities and other investment securities. The weighted average interest rate of borrowings under repurchase agreements was 5.10% and 5.67% for the second quarter of 1999 and 1998, respectively. For the first half of 1999, the average interest rate for borrowings under repurchase agreements was 5.10%, compared to 5.78% for the same period a year ago.

         Interest expense on deposits increased by $4.0 million, or 103%, for the second quarter of 1999, as compared to the respective 1998 period. For the first half of 1999, interest expense on deposits was $14.6 million, an increase of 94% over the $7.5 million recorded for the same period of 1998. This increase is primarily related to a higher deposit base, due to the fact that Doral Bank now operates through a total of fourteen branches, compared to a total of six as of the same date a year ago. This trend of expansion is expected to continue throughout the remainder of 1999 and into 2000. Doral Bank's average interest cost on deposits was 4.49% and 4.48%, respectively, for the quarter and six month periods ended June 30, 1999, as compared to 4.47% and 4.41% for the respective 1998 periods.

         Interest expense on other borrowed funds was $4.3 million for the quarter ended June 30, 1999, as compared to $2.6 million for the same period a year ago, an increase of 63%. Interest expense on other borrowed funds for the first half of 1999 and 1998 was $8.7 million and $5.5 million, respectively, which represents an increase of 57%. For the second quarter and first half of 1999, the weighted average interest rate for other borrowed funds was 6.94% and 7.15%, respectively, compared to 6.27% and 6.38%, respectively, for the corresponding 1998 periods. Interest expense on other borrowed funds includes various term notes issued by Doral Bank, Doral Financial's $75 million senior notes due October 10, 2006, and Doral Bank's advances from the FHLB-NY, as well as various other borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses relates to loans held by Doral Financial. The provision is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value of any underlying collateral, and an assessment of current and anticipated economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan losses.

         The following table summarizes certain information regarding Doral Financial's allowance for loan losses and losses on other real estate owned ("OREO"), for both the Company's commercial banking and mortgage banking business for the periods indicated.

TABLE H
ALLOWANCE FOR LOAN
LOSSES AND OREO
(DOLLARS IN THOUSANDS)
                                                            QUARTER ENDED          SIX MONTH PERIOD ENDED
                                                               JUNE 30,                    JUNE 30,
                                                          ------------------       ----------------------
                                                          1999          1998          1999         1998
                                                          ----          ----          ----         ----

OREO:
     Balance at beginning of period ...............     $   796       $   779       $ 1,011       $   676
     Provision for losses .........................         135           506           350           820
     Losses charged to the allowance ..............        (140)         (386)         (570)         (597)
                                                        -------       -------       -------       -------
Balance at end of period ..........................     $   791       $   899       $   791       $   899
                                                        =======       =======       =======       =======

Allowance for Loan Losses(1):
Balance at beginning of period ....................     $ 5,435       $ 4,575       $ 5,166       $ 2,866
Provision for loan losses .........................         458            93           753           311
                                                        -------       -------       -------       -------
Charge - offs:
     Mortgage loans held for sale .................        (360)           --          (444)           --
     Construction .................................          --            --            --            --
     Residential mortgage loans ...................          --           (25)           --           (25)
     Commercial real estate .......................          --            --            --            --
     Consumer .....................................        (148)          (34)         (159)          (34)
     Commercial non-real estate ...................          --            --            --            --
     Other ........................................          16            --           (64)           --
                                                        -------       -------       -------       -------
Total Charge-offs .................................        (492)          (59)         (667)          (59)
                                                        -------       -------       -------       -------
 Recoveries:
     Mortgage loans held for sale .................          --            --           139            --
     Construction .................................          --            --            --            --
     Residential mortgage loans ...................          (6)           --            --            --
     Commercial real estate .......................          --            --            --            --
     Consumer .....................................          10             5            14            28
     Commercial non-real estate ...................          --            --            --            --
     Other ........................................          --            --            --            --
                                                        -------       -------       -------       -------
Total recoveries ..................................           4             5           153            28
                                                        -------       -------       -------       -------
Net charge offs ...................................        (488)          (54)         (514)          (31)
                                                        -------       -------       -------       -------
Other .............................................          --            --            --         1,468
                                                        -------       -------       -------       -------
BALANCE AT END OF PERIOD ..........................     $ 5,405       $ 4,614       $ 5,405       $ 4,614
                                                        =======       =======       =======       =======

Allowance for loan losses as a percentage
   of total loans outstanding .....................        0.49%         0.61%         0.49%         0.61%

---------------
(1) Relates to both mortgage loans held for sale and to loans receivable held for investment.

         As shown above, net charge offs are principally related to mortgage loans held for sale, indicative of the main mortgage banking activities conducted by the Company. This is consistent with the allocation of the Company's allowance for loan losses, where a majority of the total allowance is allocated to mortgage loans held for sale.

         The increase in the provision was primarily as a result of the increase in the size of Doral Financial's loan portfolio and an increase in the amount of construction loans and commercial mortgage loans for which Doral Financial provides a higher allowance for loan losses.

         The allowance for loan losses relating to loans held by Doral Financial was $5.4 million at June 30, 1999, compared to $4.6 million as of June 30, 1998. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales. Net gains from mortgage loan sales increased by 107% during the second quarter of 1999 to $23.9 million, as compared to the same period of 1998 . For the six month periods ended June 30, 1999 and 1998, mortgage loan sales were $40.1 million and $16.9 million respectively, an increase of 138%. Results for 1999 are mainly the result of increased mortgage production and the ability of the Company to obtain higher profitability on sales of various loan products, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. Loan servicing fees depend on the type of mortgage loan being serviced and for residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in loan originations and bulk purchases of servicing rights. During the second quarter of 1999 and 1998, the Company purchased servicing rights to approximately $61 million and $33 million, respectively, of mortgages through bulk purchases. For the first half of 1999 and 1998, such purchases were approximately $134 million and $108 million, respectively. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         Servicing income increased 31% from the second quarter of 1998 to the same period of 1999. For the first half of 1999, servicing income increased to $14.4 million from $10.2 million for the first half of 1998, an increase of 41%. The increase in the amount of loan servicing income for the second quarter and first half of 1999 was primarily due to the increase in the principal amount of loans serviced as compared to the 1998 period. The mortgage servicing portfolio was approximately $7.0 billion at June 30, 1999, compared to $5.1 billion as of June 30, 1998. At June 30, 1999, less than 10% of Doral Financial's servicing portfolio was related to mortgages originated outside Puerto Rico.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $414.6 million and $285.8 million for the six months ended June 30, 1999 and 1998, respectively. This represented approximately 13% and 12% on an annualized basis, respectively, of the average principal amount of mortgage loans serviced during such periods. The primary means used by Doral Financial to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

         Trading Account Profit. Trading account profit includes any unrealized gains or losses in the market value of its securities held for trading. Trading account activities for the quarter ended June 30, 1999, resulted in losses of $1.0 million, compared to gains of $ 2.1 million during the respective 1998 period, including $2.5 million of unrealized losses and $950,000 of unrealized gains, respectively, on the value of its securities held for trading pursuant to SFAS No. 115. Trading account activities for the six month period ended June 30, 1999, resulted in gains of $4.5 million compared to $4.6 million during the respective 1998 period, including $1.5 million of unrealized losses and $2.7 million of unrealized gains, respectively, on the value of its securities held for trading pursuant to SFAS No. 115.

         For the quarters ended June 30,1999 and 1998, trading account profit included gains of $3.0 million and losses of $261,000 on options and futures contracts used for interest rate management purposes, including unrealized gains or losses charged to operations as a result of mark to market adjustments. For the six months ended June 30, 1999 and

1998, trading account profit included gains of $6.5 million and $1.6 million, respectively, on such options and futures contracts.

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities available for sale. During the quarter ended June 30, 1999, the Company had $226,000 in gain on sale of investment securities compared to the same 1998 period which resulted in gains of $79,000.

         Gain on Sale of Servicing Assets. During the first half of 1998, Doral Financial sold servicing rights to $103 million of mortgage loans, realizing pretax gains of approximately $1.8 million during such period. No such sales were made during the corresponding 1999 period. While Doral Financial's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights on the mortgage loans it originates, the Company may sell servicing rights in the future when market conditions are favorable.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 90% during the second quarter of 1999 as compared to the same 1998 period. For the first half of 1999, commissions, fees and other income increased 74%, as compared to the same 1998 period. The increases during the 1999 period were due primarily to increased commissions and fees earned by Doral Bank and Doral Securities.

         NON-INTEREST EXPENSE

         Total non-interest expense increased by 72% during the second quarter ended June 30, 1999, as compared to the respective 1998 period, reflecting the expansion of the Company's loan origination capacity and banking operations, the resulting increase in employees and management, investment in technology, and the increased costs associated with the substantial growth of the servicing portfolio. For the six month period ended June 30, 1999, total non-interest expense increased by 79% from the comparable 1998 period. During the second quarter of 1999, the Company opened three mortgage offices in Puerto Rico and two commercial bank branches. The increase in expenses also reflected the Company's recent expansion into the mainland United States through the opening of a wholesale residential mortgage and a multifamily lending operation.

         PUERTO RICO INCOME TAXES

         The Puerto Rico maximum statutory corporate income tax rate is 39%. For the second quarters of 1999 and 1998, the effective income tax rate of Doral Financial was 14%, while for the six month periods ended June 30, 1999 and 1998 it was 13%.

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

AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on sale of loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the second quarter of 1999 resulted in the recording of approximately $13.2 million of IOs, compared to $2.2 million for the corresponding 1998 period. For the six month period ended June 30, 1999 and 1998 the Company recorded IOs in the amount of $23.6 million and $8.0 million, respectively. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Securities held for trading."

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of such IOs for each of the quarters ended June 30, 1999 and 1998, was approximately $1.3 million, and $640,000, respectively. For the first six month periods of 1999 and 1998, amortization of IO's was approximately $3.0 million and $1.7, respectively.

         Beginning with the second quarter of 1995, following the implementation by Doral Financial of SFAS No. 122 (later superseded by SFAS No. 125), whenever Doral Financial originates a mortgage loan, it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statement of Income. The increase in the creation of servicing assets reflects increased mortgage loan production during such periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statements of Condition of Doral Financial. (Refer to Table I for servicing assets activities for the periods indicated).

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

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:

TABLE I
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)
                                                            QUARTER ENDED                 SIX MONTH PERIOD
                                                            -------------                 ----------------
                                                               JUNE 30,                     ENDED JUNE 30,
                                                               --------                     --------------
                                                         1999            1998            1999            1998
                                                         ----            ----            ----            ----

Balance at beginning of period..............           $ 79,175        $ 51,065        $ 72,568        $ 46,416
Capitalization of rights ...................              6,466           5,559          13,704           9,162
Rights sold ................................                 (7)             --              (7)            (54)
Rights purchased ...........................              3,961           2,250           6,045           4,753
Amortization:
         Scheduled .........................             (3,005)         (1,550)         (5,720)         (2,953)
         Unscheduled .......................                 --              --              --              --
                                                       --------        --------        --------        --------

Balance at end of period ...................           $ 86,590        $ 57,324        $ 86,590        $ 57,324
                                                       ========        ========        ========        ========

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

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis or with put back options to the purchasers. In such cases, the Company retains part or all of the credit risk associated with such loan after sale. As of June 30, 1999, the maximum amount of loans that the Company would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $640.7 million. As of June 30, 1999, the Company maintained a reserve of $1.4 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in the Company's Consolidated Financial Statements.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held for sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held for sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are generally adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Bank's policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the quarters ended June 30, 1999 and 1998, Doral Bank would have recognized $489,000 and $335,000, respectively, in additional interest income had all delinquent loans owned by Doral Bank been accounted for on an accrual basis.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
                                                                    AS OF JUNE 30,  AS OF DECEMBER 31,
                                                                    --------------  ------------------
                                                                        1999              1998
                                                                       -------           -------

Mortgage Banking Business(1):
         Loans held for sale past due 90 days
            and still accruing(2) ................................     $44,270           $49,201
         Other real estate owned ("OREO") ........................       2,738             2,987
         Other non-performing assets(3) ..........................          --             1,011
                                                                       -------           -------

         Total NPAs of Mortgage Banking Business .................      47,008            53,199
                                                                       -------           -------

Other Lending Activities through Doral Bank(4):
         Non-accrual loans
             Construction ........................................         129               183
             Residential mortgage loans ..........................       2,823             2,382
             Commercial real estate ..............................         554               770
             Consumer ............................................         109               241
             Commercial non-real estate ..........................         378                95
             Other ...............................................          --                --
                                                                       -------           -------

         Total non-accrual loans .................................       3,993             3,671

         OREO ....................................................          59                --
                                                                       -------           -------

                  Total NPAs of Doral Bank .......................       4,052             3,671
                                                                       -------           -------

         Total NPAs of Doral Financial (consolidated) ............     $51,060           $56,870
                                                                       =======           =======

         Total NPAs of Doral Bank as a percentage of
            Doral Bank's loans receivable, net and OREO ..........        2.98%             2.88%

         Total NPAs of Doral Financial (consolidated) as a
             percentage of consolidated total assets .............        1.56%             1.95%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated) .................       10.59%             9.08%

----------------------
(1) Includes mortgage loans held for sale and OREO related to Doral Financial's mortgage banking business.

(2) Does not include approximately $16.2 million and $6.5 million of 90 days past due FHA/VA loans as of June 30, 1999 and December 31, 1998, respectively, which are not considered non-performing assets by the Company because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

(3) This amount refers to a mortgage loan to a real estate partnership to which Doral Financial previously sold OREO. This loan is included in "Receivables and mortgage servicing advances" in Doral Financial's Consolidated Financial Statements.

(4)      Includes mortgage loans and OREO of Doral Bank.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors and mortgage loans sold to certain other purchasers, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the six month period ended June 30, 1999, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $8.0 million.

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

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of June 30, 1999 and December 31, 1998:

TABLE K
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)
                                                             AS OF JUNE 30, 1999                AS OF DECEMBER 31, 1998
                                                           ----------------------               -----------------------
                                                              AMOUNT      AVERAGE                  AMOUNT       AVERAGE
                                                           OUTSTANDING     RATE                 OUTSTANDING      RATE
                                                           -----------     ----                 -----------      ----

Repurchase Agreements...............................       $1,295,041      4.82%                $1,197,328       5.26%
Loans Payable.......................................          331,537      5.85%                   426,704       6.69%
Deposits............................................          760,096      4.48%                   533,113       4.30%
Notes Payable.......................................          207,106      7.07%                   199,733       7.03%
Advances from FHLB..................................           55,500      5.75%                    32,000       6.34%

         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $4.1 billion as of June 30, 1999, of which $1.6 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type of Doral Bank for the period indicated.

             TABLE L
             AVERAGE DEPOSIT BALANCE
             (DOLLARS IN THOUSANDS)                 SIX MONTH PERIOD ENDED              YEAR ENDED
                                                        JUNE 30, 1999               DECEMBER 31, 1998
                                                        -------------               -----------------

                                                      AVERAGE    AVERAGE            AVERAGE    AVERAGE
                                                      BALANCE      RATE             BALANCE      RATE
                                                      -------      ----             -------      ----

             Certificates of deposit...........      $386,378      5.64%           $232,702      5.77%
             Regular passbook savings..........        49,555      4.35%             29,054      4.74%
             Now accounts .....................        80,544      4.17%             36,075      5.06%
             Non-interest bearing .............       134,449        --              95,726        --
                                                     --------      ----            --------      ----
                      Total deposits...........      $650,926      4.48%           $393,557      4.40%
                                                     ========      ====            ========      ====

         The following table sets forth the maturities of Doral Bank's certificates of deposit having principal amounts of $100,000 or more at June 30, 1999.

                         TABLE M
                         DEPOSIT MATURITIES
                         (IN THOUSANDS)
                                                                                          AMOUNT
                                                                                         --------

                         Certificate of deposit maturing
                                  Three months or less........................           $ 64,618
                                  Over three through six months...............             34,394
                                  Over six through twelve months..............             72,987
                                  Over twelve months..........................            128,930
                                                                                         --------
                                  Total.......................................           $300,929
                                                                                         ========

         As of June 30, 1999 and December 31, 1998, Doral Bank had approximately $139.8 million and $96.8 million, respectively, in brokered deposits obtained through broker-dealers. Doral Bank uses such deposits as a source of long-term funds.

         As of June 30, 1999, Doral Financial and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's and Doral Bank's regulatory capital ratios as of June 30, 1999, based on existing Federal Reserve and FDIC guidelines.

             TABLE N
             REGULATORY CAPITAL RATIOS

                                                               DORAL                 DORAL
                                                             FINANCIAL               BANK
                                                             ---------               ----

             Tier 1 Capital Ratio (Tier 1 capital to
             risk weighted assets).......................      20.9%                 14.0%
             Total Capital (total capital to risk
             weighted assets)............................      21.2%                 14.4%
             Leverage Ratio (Tier 1 capital to
             average assets).............................      11.7%                  7.2%

         As of June 30, 1999, Doral Bank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

         On July 8, 1999, Doral Financial completed the sale of $200 million of its 8.50% Medium-Term Senior Notes, Series A due July 8, 2004 at a price to the public of 100% of the principal amount thereof, resulting in net proceeds to the Company of approximately $199 million, after deducting related expenses of the offering.

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

ASSETS AND LIABILITIES

         At June 30, 1999, Doral Financial's total assets were $3.3 billion compared to $2.9 billion at December 31, 1998. The increase in assets was due primarily to a net increase in the securities portfolio of $447.6 million. Total liabilities were $2.9 billion at June 30, 1999, compared to $2.6 billion at December 31, 1998. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts at Doral Bank, and FHLB-NY advances. At June 30, 1999, deposit accounts totaled $760.1 million, compared to $533.1 million at December 31, 1998. As of June 30, 1999, Doral Bank had $1.2 billion in assets, compared to $805 million at December 31, 1998.

INTEREST RATE MANAGEMENT

         General. Interest rate fluctuations is the primary market risk affecting the Company. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings, as well as the Company's strategies to manage such effects, are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Management."

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of June 30, 1999. Condensed information as of December 31, 1998 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held for sale and securities held for trading are assumed to mature within one year. Off balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under the swap agreements.

TABLE O
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)
---------------------------------------------  ----------------------------------------------------------------------------------
                                                 1 YEAR        1 TO 3         3 TO 5          OVER 5    NON-INTEREST
             AS OF JUNE 30, 1999                 OR LESS       YEARS          YEARS           YEARS     RATE BEARING      TOTAL
---------------------------------------------  ----------------------------------------------------------------------------------

ASSETS

         Money Market Instruments              $  197,966    $       --     $       --     $       --    $       --    $  197,966
         Total Loans                              984,859         4,283          6,901        106,980            --     1,103,023
         Securities Held for Trading              684,673            --             --             --            --       684,673
         Securities Available for Sale             27,280            --             --          1,582            --        28,862
         Securities Held to Maturity              146,855            --          3,030        787,301            --       937,186
         FHLB Stock                                    --            --             --         10,395            --        10,395
         Other assets                                  --            --             --             --       317,765       317,765
                                               ----------    ----------     ----------     ----------    ----------    ----------

         TOTAL ASSETS                          $2,041,633    $    4,283     $    9,931     $  906,258    $  317,765    $3,279,870
                                               ==========    ==========     ==========     ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
         Loans Payable                         $  331,537    $       --     $       --     $       --    $       --    $  331,537
         Repurchase Agreements                  1,150,484        98,400         43,120          3,037            --     1,295,041
         Deposits                                 499,776        53,592         71,123            648       134,957       760,096
         Other Borrowed Funds                      89,184        71,197         10,225         92,000            --       262,606
         Other Liabilities                             --            --             --             --       270,028       270,028
         Stockholders' equity                          --            --             --             --       360,562       360,562
                                               ----------    ----------     ----------     ----------    ----------    ----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                $2,070,981    $  223,189     $  124,468     $   95,685    $  765,547    $3,279,870
                                               ==========    ==========     ==========     ==========    ==========    ==========
Off Balance Sheet Instruments - Interest
         Rate Swaps                            $  105,000    $   (5,000)    $ (100,000)    $       --    $       --    $       --
Interest Rate Sensitivity Gap                      75,652      (223,906)      (214,537)       810,573      (447,782)           --
Cumulative Interest Rate Sensitivity               75,652      (148,254)      (362,791)       447,782            --            --
Cumulative Gap to Interest Earning Assets            2.55%        (5.01)%       (12.25)%        15.12%           --            --


         CONDENSED INTEREST RATE
          SENSITIVITY ANALYSIS                   1 YEAR        1 TO 3        3 TO 5       OVER 5    NON-INTEREST
         AS OF DECEMBER 31, 1998                 OR LESS       YEARS         YEARS        YEARS     RATE BEARING      TOTAL
-----------------------------------------      -------------------------------------------------------------------------------------

                                                                           (DOLLARS IN THOUSANDS)

Off-Balance Sheet Instruments - Interest
         Rate Swaps                            $ 105,000    $  (5,000)    $(100,000)    $      --    $      --      $    --
Interest Rate Sensitivity Gap                    166,034     (113,722)     (115,875)      368,371     (304,898)          --
Cumulative Interest Rate Sensitivity             166,034       52,312       (63,473)      304,898           --           --
Cumulative Gap to Interest Earning Assets           6.44%        2.03%        (2.46)%       11.83%          --           --


         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income interest. As of June 30, 1999, the Company had a one year positive gap of approximately $75.7 million compared to a positive gap position of $166.0 million as of December 31, 1998. The Company's positive gap within one year is due primarily to its large portfolio of mortgage loans held for sale and trading assets which the Company could attempt to sell within a short-time in a rising interest rate environment and replace them with higher yielding assets. While static gap analysis is a useful measure for determining short-term risk to future net interest income, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held for sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit.

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

         Although the Company uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked to market basis with gains or losses charged to operations as they occur, except for interest rate swaps entered into by Doral Bank which are not reflected on the Company's Consolidated Financial Statements. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities after the application of netting arrangements. For the quarter ended June 30, 1999, average assets and liabilities related to derivatives were $3.9 million and $3.8 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on the Company's statement of condition totaled $4.6 billion and $2.3 billion, respectively, as of June 30, 1999. Notional amounts indicate the volume of derivatives activity but do not represent the Company's exposure to market or credit risk.

         In addition to the use of derivatives discussed above, Doral Financial has used interest rate swap agreements to effectively fix the cost of short-term funding sources which are used to finance the funding and holding of interest-earning assets with longer maturities. An interest rate swap is an agreement where one party (in this case, Doral Financial) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a securities broker-dealer) in exchange for receiving a variable rate of interest on the same notional amount for a pre-determined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. As of June 30, 1999, Doral Financial, through Doral Bank, had in place various interest rate swap agreements with an aggregate notional amount of $105 million.


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

INFLATION

         Doral Financial is affected by inflation mainly in the areas of loan production and servicing fees. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Management" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of the effects of changes of interest rates on Doral Financial's operations.

CHANGES IN ACCOUNTING STANDARDS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS No. 133"). This new standard, as amended, will become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, but with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998, establishes accounting and reporting standards for derivative financial instruments and for hedging activities, and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge;
(b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs, or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management has determined to adopt this Statement during the first quarter of fiscal year 2001 and believes that such adoption will not have a material effect on the Company's financial position or results of operations.

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

         Doral Financial does not own any proprietary software systems or applications and relies on those provided by third party vendors. The Company has completed the assessment of its computer hardware, software programs and data processing applications, including those provided by third party vendors. The Company has received revised programs from its third party vendors that have been modified to address the Year 2000 problem for the principal applications used in its mortgage banking, commercial banking and securities businesses. The Company began testing these revised programs and applications during the first week of October 1998. The testing for most of Company's software systems and applications including those applicable to mortgage servicing and commercial banking operations were substantially completed by December 31, 1998. Testing on certain applications used in mortgage originations that interface with FNMA, FHLMC and GNMA were completed during the second quarter. The Company is using outside consultants to assist it in verifying all test results. The Company's mainframe computer, used principally in its commercial banking operations, is Year 2000 compliant, meaning that it can properly process and calculate date-related information after January 1, 2000. The Company is replacing other equipment, primarily desk top computers that are not Year 2000 compliant.

         Doral Financial does not anticipate that the Year 2000 problem will have a material adverse effect on its financial condition or results of operations. However, Year 2000 problems suffered by third parties, including providers of basic services, such as telephone, water, sewer and electricity, could have an adverse impact on the daily operations of the Company. The Company has adopted contingency plans to address disruptions that could be caused by the Year 2000 problem. These plans will include, among other things, performing certain processes manually, contracting third parties to perform certain operations and reducing or suspending impaired services. The Company intends to continue to review and modify its contingency plans as it acquires additional information through its ongoing Year 2000 program.

         The Company estimates that the costs of addressing Year 2000 issues will be approximately $1.2 million, of which $1.1 million has already been spent. Most of such costs are directly related to the costs of replacing existing equipment, primarily desktop computers, which have been fully depreciated on the Company's financial statements. The Company has and intends to continue to fund such costs through operating cash flow.

         As a bank holding company, Doral Financial could be subject to enforcement action by federal banking authorities if it fails to adequately address the Year 2000 problem.

RECENT DEVELOPMENTS

         Phase-Out of Chicago Wholesale Operation. The Company made a strategic decision to phase-out its Chicago wholesale operation commencing July 31, 1999. This decision was made because management felt that realized and anticipated returns from this operation did not justify the dedication of additional management and financial resources. The Chicago wholesale operation originated approximately $154 million and $143 million, for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively. This decision does not affect the Company's New York based commercial lending unit or its plans to open a de novo federal savings bank in the New York City metropolitan area by the end of the third quarter of 1999. The Company anticipates that the costs associated with phasing out this operation will not have a material adverse affect on the financial condition or results of operations of the Company.

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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The proposals submitted at the Annual Meeting of Stockholders held on April 22, 1999 together with the results of the voting thereon were reported under Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and such information is incorporated by reference herein.

ITEM 5 - OTHER INFORMATION

         Acquisition of Sana Mortgage Bankers

         On August 3, 1999, Doral Mortgage signed an agreement with Nancy Hernandez and Salomon Levis to acquire 100% of the outstanding stock of Sana Investment Mortgage Brokers, Inc. d/b/a Sana Mortgage Bankers for $6.0 million in cash. Sana is a mortgage banking institution in Puerto Rico specializing in small to mid sized residential conventional mortgage loans. The terms of the transaction are discussed in the Company's Current Report on Form 8-K dated August 3, 1999.

         Amendment to Company's Restated Certificate of Incorporation

         Effective May 14, 1999, the Company amended its Restated Certificate of Incorporation to: (i) increase the number of authorized shares of Common Stock from 50,000,000 to 200,000,000 shares and (ii) increase the number of authorized shares of serial preferred stock from 2,000,000 to 10,000,000 shares. A copy of the Certificate of Amendment was filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.87 - Purchase Contract, dated as of August 3, 1999, among Doral Mortgage Corporation, Nancy Hernandez and Salomon Levis (incorporated herein by reference to the same exhibit number of the Company's Current Report on Form 8-K dated August 3, 1999.)

                  Exhibit 10.88 - Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

                  Exhibit 10.89 - Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

                  Exhibit 12(a) - Computation of Ratio of Earnings to Fixed Charges.

                  Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                  Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  (i)      Form 8-K, dated April 8, 1999, reporting under Item 5
                           - "Other Items" the Company's unaudited results for the quarter ended March 31, 1999.

                  (ii) Form 8-K, dated May 14, 1999, incorporating by reference under Item 5 - "Other Items" the Company's Indentures pertaining to senior and subordinated debt securities and the

                           Distribution Agreement and Administrative Procedures relating to the Company's Medium-Term Notes.

                  (iii)    Form 8-K, dated July 7, 1999, reporting under Item 5
                           - "Other Items" the Company's unaudited results for the quarter and six months ended June 30, 1999 and the closing on July 8, 1999 of the sale of $200 million of the Company's 8.50% Medium-Term Senior Notes, Series A due July 8, 2004.

                  (iv) Form 8-K, dated August 3, 1999, reporting under Item 5 - "Other Items" the execution of a Purchase Contract to purchase all the outstanding stock of Sana Investment Mortgage Brokers, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DORAL FINANCIAL CORPORATION
                                                   (Registrant)



Date: August 16, 1999                            /s/ Salomon Levis
                                              ----------------------------------
                                                     Salomon Levis
                                                 Chairman of the Board
                                              and Chief Executive Officer



Date: August 16, 1999                            /s/ Richard F. Bonini
                                              ----------------------------------
                                                     Richard F. Bonini
                                              Senior Executive Vice President
                                                and Chief Financial Officer



Date: August 16, 1999                            /s/ Ricardo Melendez
                                              ----------------------------------
                                                     Ricardo Melendez
                                                      Vice President
                                               Principal Accounting Officer

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                               DESCRIPTION
    -------                                              -----------

     10.87       -        Purchase Contract, dated as of August 3, 1999, among Doral Mortgage Corporation, Nancy
                          Hernandez and Salomon Levis (incorporated herein by reference to the same exhibit number of the Company's Current Report on Form 8-K dated August 3, 1999.)

     10.88       -        Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

     10.89       -        Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

     12(a)       -        Computation of Ratio of Earnings to Fixed Charges.

     12(b)       -        Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

      27         -        Financial Data Schedule (for SEC use only).