Form 10-Q
period 1999-09-30
DORAL FINANCIAL CORP
filed 1999-11-15
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
         TO _______________


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

YES     [X]   NO     [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 12, 1999 - 40,428,920

                           DORAL FINANCIAL CORPORATION
                                   INDEX PAGE


                                                                                                                  PAGE
                                                                                                                  ----
                                           PART I - FINANCIAL INFORMATION

Item 1   -    Financial Statements

              Consolidated Statements of Financial Condition as of September 30, 1999 (Unaudited) and
              December 31, 1998................................................................................     4

              Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
              September 30, 1999 and September 30, 1998 and nine months ended September 30, 1999 and
              September 30, 1998...............................................................................     5

              Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 1999 and
              September 30, 1998...............................................................................     6

              Consolidated Statements of Comprehensive Income (Unaudited)-
              Quarters ended September 30, 1999 and September 30, 1998 and nine
              months ended September 30, 1999 and September 30, 1998...........................................     7

              Notes to Consolidated Financial Statements.......................................................     8

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............    13

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................    36

                                                 PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................    36

Item 2   -    Changes in Securities............................................................................    36

Item 3   -    Defaults Upon Senior Securities..................................................................    36

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................    36

Item 5   -    Other Information................................................................................    37

Item 6   -    Exhibits and Reports on Form 8-K.................................................................    37

SIGNATURES.....................................................................................................    38


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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)




                                                                                     September 30,     December 31,
                                                                                         1999             1998
                                                                                      (unaudited)       (audited)
                                                                                     -------------     ------------
ASSETS
Cash and due from banks                                                              $      24,152     $     31,945
                                                                                     -------------     ------------
Money market investments:
   Securities purchased under agreements to resell                                          20,208          120,733
   Time deposits with other banks                                                          134,201           51,549
   Other short term investments, at cost                                                    40,900          140,469
                                                                                     -------------     ------------

         Total money market investments                                                    195,309          312,751
                                                                                     -------------     ------------

Loans:
   Mortgage loans held for sale, at lower of cost or market                                991,449          883,048
   Loans receivable, net                                                                   190,922          166,987
                                                                                     -------------     ------------

         Total loans                                                                     1,182,371        1,050,035
                                                                                     -------------     ------------

Investment securities and other instruments:
   Trading securities, at fair value                                                       770,931          606,918
   Securities available-for-sale, at fair value                                             67,906          408,888
   Securities held-to-maturity, at amortized cost                                        1,255,142          190,778
   Federal Home Loan Bank of NY (FHLB) stock, at cost                                       16,320            6,914
                                                                                     -------------     ------------

         Total investment securities and other instruments                               2,110,299        1,213,498
                                                                                     -------------     ------------

Receivables and mortgage servicing advances                                                 38,374           32,568
Broker dealers' operations receivable                                                       93,953          144,486
Accrued interest receivable                                                                 30,865           23,570
Servicing assets, net                                                                       92,833           72,568
Property, leasehold improvements and equipment, net                                         30,594           19,273
Cost in excess of fair value of net assets acquired, net                                    10,135            5,475
Real estate held for sale, net                                                               2,791            2,987
Prepaid and other assets                                                                    11,699            8,957
                                                                                     -------------     ------------

         Total assets                                                                $   3,823,375     $  2,918,113
                                                                                     =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase                                       $   1,515,592     $  1,197,328
Loans payable                                                                              375,531          426,704
Deposits                                                                                   844,583          533,113
Notes payable                                                                              408,709          199,733
Advances from FHLB                                                                         104,000           32,000
Broker dealers' operations payable                                                          91,917          142,002
Accrued expenses and other liabilities                                                     110,125          117,674
                                                                                     -------------     ------------

         Total liabilities                                                               3,450,457        2,648,554
                                                                                     -------------     ------------

Commitments and contingencies
                                                                                     -------------     ------------


Stockholders' equity:
   Serial Preferred Stock, $1 par value, 10,000,000 shares authorized; 8%
         Convertible Cumulative Preferred Stock, $1 par value (liquidation preference $1,000 per share), 20,000 designated, 8,460 shares issued and outstanding; 7% Noncumulative Monthly Income Preferred Stock,
         $1 par value (liquidation preference $50 per share) 1,495,000 shares
         issued and outstanding                                                              1,503                8
   Common stock, $1 par value, 200,000,000 shares authorized; 40,484,920 shares
         issued; 40,428,920 shares outstanding                                              40,485           40,485
   Paid-in capital                                                                         140,822           70,252
   Legal surplus                                                                             2,499            2,499
   Retained earnings                                                                       193,976          156,315
   Accumulated other comprehensive income, net of taxes                                     (6,311)              56
   Treasury stock at par value, 56,000 shares held                                             (56)             (56)
                                                                                     -------------     ------------

         Total stockholders' equity                                                        372,918          269,559
                                                                                     -------------     ------------

         Total liabilities and stockholders' equity                                  $   3,823,375     $  2,918,113
                                                                                     =============     ============


   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)




                                                             Quarter Ended           Nine Month Period Ended
                                                              September 30,                September 30,
                                                         ----------------------      -----------------------
                                                           1999          1998          1999           1998
                                                         --------      --------      --------       --------
Interest income:
  Loans                                                  $ 20,184      $ 10,129      $ 55,661      $ 30,985
  Mortgage-backed securities                               14,204        14,161        40,564        41,110
  Investment securities                                    17,324        10,299        36,520        25,734
  Other interest earning assets                             3,116         3,968         9,714         6,734
                                                         --------      --------      --------      --------
Total interest income                                      54,828        38,557       142,459       104,563
                                                         --------      --------      --------      --------

Interest expense:
  Loans payable                                             5,333         6,108        16,803        18,366
  Securities sold under agreements to repurchase           18,595        15,972        49,620        40,114
  Deposits                                                  9,662         4,536        24,227        12,032
  Other borrowed funds                                      8,831         4,309        17,559         9,856
                                                         --------      --------      --------      --------
Total interest expense                                     42,421        30,925       108,209        80,368
                                                         --------      --------      --------      --------

Net interest income                                        12,407         7,632        34,250        24,195
Provision for loan losses                                     878           163         1,631           474
                                                         --------      --------      --------      --------
Net interest income after provision for loan losses        11,529         7,469        32,619        23,721
                                                         --------      --------      --------      --------

Non-interest income:
  Net gain on mortgage loan sales                          21,094        12,581        61,215        29,438
  Trading account profit                                    2,109         2,113         6,632         6,717
  Gain on sale of investment securities                     1,581         1,960         1,807         3,554
  Servicing income                                          7,170         5,469        21,581        15,673
  Gain on sale of servicing assets                             --            --            --         1,829
  Commissions, fees and other income                        2,064           847         4,069         1,998
                                                         --------      --------      --------      --------
Total non-interest income                                  34,018        22,970        95,304        59,209
                                                         --------      --------      --------      --------

Non-interest expense:
  Compensation and benefits, net (See Note f)              12,721         5,962        33,807        13,378
  Taxes, other than payroll and income taxes                  776           465         1,759         1,266
  Maintenance                                                 420           438         1,118         1,038
  Advertising                                               1,415         1,420         4,014         4,234
  Professional services                                     1,081         1,088         3,839         2,964
  Telephone                                                   886           709         2,612         1,974
  Rent                                                      1,113           865         3,270         2,374
  Amortization of servicing assets                          2,554         1,795         8,274         4,748
  Depreciation and amortization                             1,196           930         3,169         2,656
  Other, (See Note f)                                       4,384         1,653         9,130         5,497
                                                         --------      --------      --------      --------
Total non-interest expense                                 26,546        15,325        70,992        40,129
                                                         --------      --------      --------      --------

Income before income taxes                                 19,001        15,114        56,931        42,801
Income taxes                                                1,723         1,237         6,714         4,823
                                                         --------      --------      --------      --------

Net income                                                 17,278        13,877        50,217        37,978
Retained earnings at beginning of period                  181,410       133,568       156,315       114,253
Less cash dividends paid:
  8% Convertible Cumulative Preferred Stock                   169           169           507           507
  7% Noncumulative Monthly Income Preferred Stock           1,309            --         3,155            --
  Common stock                                              3,234         2,425         8,894         6,873
                                                         --------      --------      --------      --------
Retained earnings at the end of period                   $193,976      $144,851      $193,976      $144,851
                                                         ========      ========      ========      ========

Earnings per share:
  Basic                                                  $   0.39      $   0.34      $   1.15      $   0.94
                                                         ========      ========      ========      ========
  Diluted                                                $   0.38      $   0.33      $   1.11      $   0.91
                                                         ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                                         Nine Month Period Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                          1999             1998
                                                                                          ----             ----
                                                                                              (unaudited)
Cash flows from operating activities:
Net income .....................................................................      $    50,217       $    37,978
                                                                                      -----------       -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .............................................            2,888             2,110
     Amortization of interest-only strips held in trading accounts .............            4,673             2,535
     Amortization of cost in excess of fair value of net assets acquired .......              281               546
     Amortization of servicing assets ..........................................            8,274             4,748
     Deferred tax benefit ......................................................           (1,073)           (1,208)
     Gain on sale of servicing assets ..........................................               --            (1,829)
     Provision for loan losses .................................................            1,631               474
     Origination and purchases of mortgage loans held for sale .................       (1,971,846)       (1,415,235)
     Principal repayment and sales of mortgage loans held for sale .............          890,108           472,821
     Purchases of trading securities ...........................................       (1,084,903)         (866,177)
     Principal repayments and sales of trading securities ......................        1,912,072         1,179,872
     (Increase) decrease in interest only strips, net ..........................          (23,549)           (5,172)
     Increase in servicing assets ..............................................          (28,539)          (20,575)
     Decrease (increase) in receivables and mortgage servicing advances ........           (5,806)           (7,361)
     Decrease (increase) in broker dealers' operations receivable ..............           50,533          (197,469)
     Increase in accrued interest receivable ...................................           (7,295)           (8,815)
     (Decrease) increase in interest payable ...................................            2,497             5,472
     (Decrease) increase in broker dealers' operations payable .................          (50,085)          196,120
     Increase (decrease) in accounts payable and other liabilities .............           (4,827)            2,912
     (Increase) decrease in prepaid and other assets ...........................           (2,742)            3,004
                                                                                      -----------       -----------

        Total adjustments ......................................................         (307,708)         (653,227)
                                                                                      -----------       -----------
     Net cash used in operating activities .....................................         (257,491)         (615,249)
                                                                                      -----------       -----------

Cash flows from investing activities:
  Purchase of securities held to maturity ......................................         (495,036)               --
  Principal repayments of securities held to maturity ..........................           77,586            12,770
  Origination of loans receivable ..............................................          (82,431)          (82,304)
  Principal repayments of loans receivable .....................................           47,858            14,852
  Purchases of securities available for sale ...................................         (664,516)         (404,724)
  Principal repayments and sales of  securities available for sale .............          358,109           452,178
  Purchase of FHLB stock .......................................................           (9,406)           (1,100)
  Purchase of property, leasehold improvements and equipment ...................          (14,209)           (7,034)
  Decrease in real estate held for sale ........................................              196               185
  Proceeds from the sale of servicing assets ...................................               --             1,829
                                                                                      -----------       -----------

     Net cash used in investing activities .....................................         (781,849)          (13,348)
                                                                                      -----------       -----------

Cash flows from financing activities:
  Increase in deposits .........................................................          311,470           110,278
  Increase in securities sold under agreements to repurchase ...................          318,264           292,210
  (Decrease) increase in loans payable .........................................          (51,173)          150,844
  Issuance of common stock .....................................................               --            40,592
  Issuance of preferred stock ..................................................           72,065                --
  Proceeds from FHLB advances ..................................................           72,000                --
  Increase in goodwill related to the purchase price of subsidiary .............           (4,941)               --
  Increase in notes payable ....................................................          208,976            27,905
  Dividends declared and paid ..................................................          (12,556)           (7,380)
                                                                                      -----------       -----------

     Net cash provided by financing activities .................................          914,l05           614,449
                                                                                      -----------       -----------

  Net decrease in cash and cash equivalents ....................................         (125,235)          (14,148)

  Cash and cash equivalents at beginning of period .............................          344,696           174,794
                                                                                      -----------       -----------

  Cash and cash equivalents at the end of period ...............................      $   219,461       $   160,646
                                                                                      ===========       ===========

  Cash and cash equivalent includes:
     Cash and due from banks ...................................................      $    24,152       $    11,711
     Money market investments ..................................................          195,309           148,935
                                                                                      -----------       -----------
                                                                                      $   219,461       $   160,646
                                                                                      ===========       ===========
  Supplemental schedule of non-cash activities
     Loan securitizations ......................................................      $   975,059       $   678,368
                                                                                      ===========       ===========

  Supplemental cash flows information:
     Cash used to pay interest .................................................      $   105,712       $    74,896
                                                                                      ===========       ===========
     Cash used to pay income taxes .............................................      $     8,403       $     6,863
                                                                                      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)





                                                                                QUARTER ENDED             NINE MONTH PERIOD ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                             -----------------------      -----------------------

                                                                               1999           1998          1999           1998
                                                                               ----           ----          ----           ----
Net income:                                                                  $ 17,278       $ 13,877      $ 50,217       $ 37,978
                                                                             --------       --------      --------       --------

Other comprehensive income, net of tax:
  Unrealized net gains (losses) on securities arising during the period
      (net of taxes of $234,000 (1999) and $1.3 million (1998) for the quarters and $4.4 million (1999) and $1.5 million (1998) for the
      nine months)                                                               (366)         1,989        (6,824)         2,335
      Less reclassification adjustment for (gains) losses
          included in net income (net of taxes of $100,000 (1999) and
          $79,000 (1998) for the quarter, and $292,000 (1999) and
          $702,000 (1998) for the nine months)                                   (156)           124          (457)         1,098
                                                                             --------       --------      --------       --------
Other comprehensive income (loss)                                                (210)         1,865        (6,367)         1,237
                                                                             --------       --------      --------       --------

Comprehensive income, net of taxes                                           $ 17,068       $ 15,742      $ 43,850       $ 39,215
                                                                             ========       ========      ========       ========



   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), SANA Investment Mortgage Brokers, Inc. ("SANA"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank and Doral Money, Inc. References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and nine month periods ended September 30, 1999 and 1998 were as follows:


                                                            QUARTER ENDED          NINE MONTH PERIOD ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                      -------------------------   -------------------------

                                                          1999          1998          1999          1998
                                                          ----          ----          ----          ----
 8% Convertible Cumulative Preferred Stock            $     20.00   $     20.00   $     60.00   $     60.00
 7% Noncumulative Monthly Income Preferred Stock      $      0.88   $        --   $      2.12   $        --
 Common Stock                                         $      0.08   $      0.06   $      0.22   $      0.17


d. At September 30, 1999, escrow funds include approximately $63.6 million deposited with Doral Bank. These funds are included in the Company's financial statements. Escrow funds also include approximately $6.9 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The number of average shares of common stock used for computing the basic and diluted net income per share was as follows:



                                   QUARTER ENDED                  NINE MONTH PERIOD ENDED
                                   SEPTEMBER 30,                       SEPTEMBER 30,
                           ----------------------------        ----------------------------

                              1999              1998              1999              1998
                              ----              ----              ----              ----
Basic                      40,428,920        40,428,920        40,428,920        39,776,664
Diluted                    42,366,149        42,416,813        42,413,421        41,743,051



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

         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:




                                                QUARTER ENDED       NINE MONTH PERIOD ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                            ----------------------------------------------
                                                (IN THOUSANDS)           (IN THOUSANDS)
                                            ----------------------------------------------
                                              1999         1998         1999         1998
                                            -------      -------      -------      -------
Employee costs, gross                       $17,342      $14,344      $51,594      $37,850
Deferred costs pursuant to SFAS No. 91        4,621        8,382       17,787       24,472
                                            -------      -------      -------      -------
     Employee cost, net                     $12,721      $ 5,962      $33,807      $13,378
                                            =======      =======      =======      =======

Other expenses, gross                       $ 5,296      $ 3,550      $14,263      $10,374
Deferred costs pursuant to SFAS No. 91          912        1,897        5,133        4,877
                                            -------      -------      -------      -------
     Other expenses, net                    $ 4,384      $ 1,653      $ 9,130      $ 5,497
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

         The information that follows presents net interest income after provision for loan losses, non interest income, net income and identifiable assets for the Company's reportable segments for the quarter and nine month periods ended September 30, 1999 and 1998.


(In thousands)
                                  Mortgage           Commercial            Broker
                                  Banking              Banking             Dealer           Eliminations             Totals
                              ----------------     ---------------       -----------      ----------------      ----------------
                                                               QUARTER ENDED SEPTEMBER 30, 1999
                              --------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses         $    2,372               8,378               561                   218            $   11,529
Non-interest income                 $   30,265               2,419             1,817                  (483)           $   34,018
Net income                          $   12,752               4,363               426                  (263)           $   17,278
Identifiable assets                 $2,293,034           1,543,181           679,058              (691,898)           $3,823,375

                                                               QUARTER ENDED SEPTEMBER 30, 1998
                              --------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses         $    3,324               3,717               428                     -            $   7,469
Non-interest income                 $   20,547               1,187             1,568                  (332)           $   22,970
Net income                          $   11,577               2,239               395                  (334)           $   13,877
Identifiable assets                 $1,788,473             632,976           836,242              (542,152)           $2,715,539



(In thousands)
                                  Mortgage           Commercial            Broker
                                  Banking              Banking             Dealer           Eliminations             Totals
                              ----------------     ---------------       -----------      ----------------      ----------------
                                                          NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                              --------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses       $     11,199              19,075             1,729                   616          $     32,619
Non-interest income               $     84,381               7,473             4,760                (1,310)         $     95,304
Net income                        $     40,052               9,797             1,062                  (694)         $     50,217
Identifiable assets               $  2,293,034           1,543,181           679,058              (691,898)         $  3,823,375



                                                          NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998
                              --------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses       $     12,877               9,728             1,116                     -          $     23,721
Non-interest income               $     52,358               3,299             3,777                  (225)         $     59,209
Net income                        $     31,166               5,986             1,006                  (180)         $     37,978
Identifiable assets               $  1,788,473             632,976           836,242              (542,152)         $  2,715,539


h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available for sale and held to maturity are shown below by category.

         The following table summarizes Doral Financial's holdings of trading securities as of September 30, 1999 and December 31, 1998.


TRADING SECURITIES                             SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS)                                      1999               1998
                                               -------------       ------------
Mortgage-backed securities ................    $     673,293       $    560,675
Interest only strips ......................           72,275             42,202
U.S. Treasury and agencies ................               --                202
Puerto Rico government obligations ........           14,906                 --
Other .....................................           10,457              3,839
                                               -------------       ------------
         Total ............................    $     770,931       $    606,918
                                               =============       ============

         The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available for sale securities as of September 30, 1999 and December 31, 1998.

         Expected maturities of certain debt securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                                      WEIGHTED
SECURITIES AVAILABLE FOR SALE                                    AMORTIZED    UNREALIZED   UNREALIZED      MARKET      AVERAGE
AS OF SEPTEMBER 30, 1999                                            COST         GAINS        LOSSES        VALUE       YIELD
(IN THOUSANDS)                                                   ----------   ----------   -----------   -----------   --------

Debt securities
   US Treasury Notes (Maturing over 5 years)                     $68,506      $       --   $       600   $    67,906   5.50%
                                                                 ==========   ==========   ===========   ===========   ====

                                                                                                                       WEIGHTED
SECURITIES AVAILABLE FOR SALE                                    AMORTIZED    UNREALIZED   UNREALIZED    MARKET         AVERAGE
AS OF DECEMBER 31, 1998                                            COST         GAINS        LOSSES        VALUE         YIELD
(IN THOUSANDS)                                                   ----------   ----------   -----------   -----------   --------


Debt securities
   Fed Farm Credit Notes (Maturing from 1  to 10 years)          $   13,000   $       65   $        --   $    13,065   6.06%
   FHLB Notes (Maturing within 1 year to over 10  years)            358,861          370            --       359,231   6.64%
   US Treasury Bonds (Maturing within 1 year to over 10 years)       36,935           --           343        36,592   5.35%
                                                                 ----------   ----------   -----------   -----------   ----
                                                                 $  408,796   $      435   $       343   $   408,888   6.48%
                                                                 ==========   ==========   ===========   ===========   ====

         The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of September 30, 1999 and December 31, 1998.

         Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                                                          WEIGHTED
SECURITIES HELD TO MATURITY                                   AMORTIZED      UNREALIZED    UNREALIZED        MARKET       AVERAGE
AS OF SEPTEMBER 30, 1999                                        COST           GAINS        LOSSES         VALUE            YIELD
(IN THOUSANDS)                                               ----------      ----------    ----------    ----------       ---------
Mortgage-backed securities
    GNMA (Maturing over 10 years)                            $   27,442      $      853    $       19    $   28,276       6.95%
    CMO (Maturing within 4 to over 10 years)                    142,642           1,177           105       143,714       5.99%

Debt securities
  FHLB Notes (Maturing within 1 year to over 10 years)          915,913              --        23,273       892,640       6.97%
  Fed Farm Credit Notes (Maturing within 5 to 10 years)          14,879              --           592        14,287       6.35%
  US Treasury (Maturing over 10 years)                          149,266              13        14,041       135,238       5.39%
  PRHB Notes (Maturing within 1 year to over 10 years)            5,000              --            --         5,000       6.20%
                                                             ----------      ----------    ----------    ----------       ----

                                                             $1,255,142      $    2,043    $   38,030    $1,219,155       6.66%
                                                             ==========      ==========    ==========    ==========       ====


                                                                                                                         WEIGHTED
SECURITIES HELD TO MATURITY                                   AMORTIZED      UNREALIZED    UNREALIZED      MARKET         AVERAGE
AS OF DECEMBER 31, 1998                                         COST           GAINS         LOSSES        VALUE           YIELD
(IN THOUSANDS)                                               ----------      ----------    ----------    ----------       --------

Mortgage-backed securities
   GNMA (Maturing over 10 years)                             $   31,511      $      385    $       19    $   31,877       6.98%
   CMO (Maturing from one to over 10 years)                     154,267             983             2       155,248       6.05%

Debt securities
   PRHB Notes (Maturing over 10 years)                            5,000              --            --         5,000       6.20%
                                                             ----------      ----------    ----------    ----------       ----

                                                             $  190,778      $    1,368    $       21    $  192,125       6.21%
                                                             ==========      ==========    ==========    ==========       ====


i. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:



  LOANS RECEIVABLE, NET
  (DOLLARS IN THOUSANDS)
                                        AS OF SEPTEMBER 30, 1999        AS OF DECEMBER 31, 1998
                                      --------------------------      ---------------------------
                                         AMOUNT         PERCENT           AMOUNT         PERCENT
                                         ------         -------           ------         -------
Construction loans                    $ 113,048              46%       $  72,081              33%
Residential mortgage loans               70,197              29%          80,902              37%
Commercial real estate                   13,606               6%          16,443               8%
Consumer -- secured by mortgage           3,614               1%           5,005               2%
Consumer -- other                        10,000               4%           6,290               3%
Commercial (non-real estate)             10,515               4%          11,051               5%
Loans on saving deposits                  6,776               3%           3,676               2%
Land secured                             15,853               7%          21,418              10%
                                      ---------         -------        ---------       ---------
  Gross loans receivable(1)(2)          243,609             100%         216,866             100%
                                      ---------                        ---------
Less:
  Undisbursed portion of loans
     in process                         (47,334)                         (47,575)
  Unearned interest and deferred
     loan fees                           (3,366)                            (648)
  Allowance for loan losses(3)           (1,987)                          (1,656)
                                      ---------                        ---------
                                        (52,687)                         (49,879)
                                      ---------                        ---------
  Loans receivable, net               $ 190,922                        $ 166,987
                                      =========                        =========

---------------------
         (1) Sum of the columns may not add up to the totals due to rounding.

         (2) Does not include mortgage loans held for sale by Doral Financial of $991.4 million as of September 30, 1999 and $883.0 million as of December 31, 1998.

         (3) Does not include $3.6 million and $3.5 million of allowance for loan losses allocated to mortgage loans held for sale as of September 30, 1999 and December 31, 1998, respectively.

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

         Doral Financial is currently in its 27th year of operations. The Company is the leading originator of mortgage loans on single-family residences in Puerto Rico and also manages the largest portfolio of mortgage loans in the Island. The volume of loans originated and purchased during the quarters ended September 30, 1999 and 1998 was approximately $601.0 million and $567.0 million, respectively. For the nine month period ended September 30, 1999 and 1998 the volume of loans originated and purchased was approximately $2.1 billion and $1.5 billion, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $7.3 billion as of September 30, 1999, from $5.5 billion as of the same date a year ago, an increase of 34%. Doral Financial's traditional strategy has been to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities held for trading. This is a direct result of the Company's mortgage securitization activities . At September 30, 1999, Doral Financial held securities for trading with a fair market value of $770.9 million, approximately $595.7 million of which consisted of Puerto Rico tax-exempt GNMA securities, the interest on which is tax-exempt to the Company. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Pursuant to SFAS No. 115, securities held for trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included as part of trading account profit.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. During the third quarter of 1999 the Company purchased $325.3 million in securities classified as held to maturity. As of September 30, 1999, Doral Financial held approximately $1.3 billion in securities and other investments that are classified as held to maturity. As of September 30, 1999, Doral Financial also held $67.9 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

         Doral Financial, principally through Doral Bank, and, to a lesser extent, through other specialized units, originates mortgage loans secured by income producing residential and commercial properties, construction loans, land loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Most of Doral Financial's loans receivable represent loans made to entities or individuals located in Puerto Rico. The loans originated by the Company's multi-family lending operation in the New York City metropolitan area are classified as loans held for sale.

         For the quarters ended September 30, 1999 and 1998, Doral Bank, the Company's commercial banking subsidiary, contributed approximately $4.4 million and $2.2 million, respectively, to the Company's consolidated net income, which includes the operations of its wholly-owned subsidiary Doral Money, Inc., that became operational during the third quarter of 1998. For the first nine months of 1999 and 1998, Doral Bank contributed approximately $9.8 million and $6.0 million, respectively, to the Company's consolidated net income.

         Doral Money contributed approximately 5% and 13%, respectively, to the Company's total loan production for the third quarter and first nine months of 1999. Doral Money was established during the second quarter of 1998 as a vehicle for the Company's expansion into the mainland United States. Until the third quarter of 1999, Doral Money operated a multi-family and commercial lending unit in the New York City metropolitan area and a residential wholesale operation in Chicago. During the third quarter of 1999, the Company phased-out the Chicago wholesale operation previously operated through Doral Money. See "Recent Developments - Phase-out of Chicago Wholesale Operation."

         The Company's broker-dealer operation is conducted through Doral Securities, a subsidiary that provides retail and institutional, financial advisory and investment banking services in Puerto Rico. For the quarters ended September 30, 1999 and 1998, Doral Securities' net income was approximately $426,000 and $395,000, respectively. For the nine month period ended September 30, 1999 and 1998, Doral Securities' net income was approximately $1.1 million and $1.0 million, respectively. Results for the quarter and nine months ended September 30, 1999 reflect increased personnel and rental expenses related to Doral Securities' continued growth, which include the opening of an additional branch in the city of Mayaguez, on the western side of the Island.

         Unlike most bank holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of the Company's principal mortgage units, is organized as an operating division within the parent company. As of September 30, 1999, Doral Financial had assets and net income of $1.9 billion and $21.8 million, respectively, at the parent company level.

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

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

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:



TABLE A                                                            QUARTER ENDED                 NINE MONTH PERIOD
LOAN PRODUCTION                                                    -------------                 -----------------
(DOLLARS IN THOUSANDS)                                             SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                   ------------                  -------------------

                                                              1999             1998             1999             1998
                                                           ----------       ----------       ----------       ----------
FHA/VA mortgage loans
         Number of loans ............................           2,272            1,845            7,006            5,263
         Volume of loans ............................      $  186,850       $  146,568       $  572,832       $  412,969
         Percent of total volume ....................              31%              26%              28%              28%


Conventional conforming mortgage loans(1)
         Number of loans ............................           1,142            2,118            7,219            5,949
         Volume of loans ............................      $   93,417       $  190,015       $  636,739       $  530,157
         Percent of total volume ....................              15%              33%              31%              35%


Conventional non - conforming mortgage loans(2)(3)(4)
         Number of loans ............................           3,327            2,729            7,837            7,314
         Volume of loans ............................      $  214,724       $  146,087       $  575,681       $  420,922
         Percent of total volume ....................              36%              26%              28%              28%

Other(5)
         Number of loans ............................             578              229            1,214              533
         Volume of loans ............................      $  106,355       $   84,207       $  269,025       $  133,491
         Percent of total volume ....................              18%              15%              13%               9%

Total loans
         Number of loans ............................           7,319            6,921           23,276           19,059
         Volume of loans ............................      $  601,346       $  566,877       $2,054,277       $1,497,539

--------------------
       (1) Refers to mortgage loans that qualify for the sale or exchange programs of FNMA or FHLMC.

       (2) Refers to mortgage loans that do not qualify for the sale or exchange programs of FNMA or FHLMC.

       (3) Includes $8.3 million and $4.9 million in second mortgages for the quarters ended September 30, 1999 and 1998, respectively, and $15.8 million and $16.3 million in second mortgages for the nine month periods ended September 30, 1999 and 1998, respectively.

       (4) Includes $11.7 million and $8.6 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended September 30, 1999 and 1998, respectively, and $25.8 million and $26.1 million for the nine month periods ended September 30, 1999 and 1998.

       (5) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land, and consumer loans.

       A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the nine months ended September 30, 1999 and 1998, refinance loans represented approximately 57% and 62%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity.

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

       The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:


TABLE B
LOAN ORIGINATION SOURCES

                                                              NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------------
                                                                   1999                             1998(1)
                                                   ------------------------------------          -------------
                                                     PUERTO RICO       US      TOTAL
Retail........................................           46%           --       46%                  60%
Wholesale.....................................           25%            8%      33%                  22%
New Housing Developments......................            8%           --        8%                   9%
Multi-family..................................            --           5%        5%                   4%
Other(2)......................................            8%           --        8%                   5%

--------------------
(1) For the third quarter and first nine months of 1998, originations from the mainland United States represented less than 5% of total loan originations.

(2) Refers to commercial, construction, land, and consumer loans originated through Doral Bank and other specialized units.

MORTGAGE LOAN SERVICING

       Doral Financial's principal source of servicing rights has traditionally been its mortgage loan production. However, during the third quarters of 1999 and 1998, Doral Financial purchased servicing rights to approximately $35.0 million and $18.2 million, respectively, in principal amount of mortgage loans. For the nine month period ended September 30, 1999 and 1998, Doral Financial purchased servicing rights to approximately $168.9 million and $187.9 million, respectively, principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and will continue to seek and consider attractive opportunities for bulk purchases of servicing rights.

       The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:



TABLE C
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                          AS OF SEPTEMBER 30,
                                                          -------------------

                                                         1999             1998
                                                      ----------       ----------
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END
GNMA ................................................ $2,550,686       $2,258,708
FHLMC/FNMA ..........................................  2,114,013        1,282,247
Doral Financial grantor trusts ......................    117,113          161,781
Other conventional mortgage loans(1) ................  2,554,349        1,758,849
                                                      ----------       ----------
Total servicing portfolio ........................... $7,336,161       $5,461,585
                                                      ==========       ==========
SELECTED DATA REGARDING
  MORTGAGE LOANS SERVICED
Number of loans .....................................    112,211           94,416
Weighted average interest rate ......................       7.44%            7.97%
Weighted average remaining maturity (months) ........        220              206
Weighted average servicing fee rate .................      .3883%           .3685%
Average servicing portfolio ......................... $6,469,539       $5,054,185
Principal prepayments ............................... $  565,960       $  440,235
Prepayments to average portfolio (annualized) .......         12%              12%
Average size of loans prepaid ....................... $   52,312       $   49,079
DELINQUENT MORTGAGE LOANS AND
  PENDING FORECLOSURES AT PERIOD END(4)
60-89 days past due .................................       1.46%            2.28%
90 days or more past due ............................       2.14%            2.75%
                                                      ----------       ----------
Total delinquencies excluding foreclosures ..........       3.60%            5.03%
                                                      ==========       ==========
Foreclosures pending ................................       1.47%            1.16%
                                                      ==========       ==========

SERVICING PORTFOLIO ACTIVITY
Beginning servicing portfolio ....................... $6,186,059       $4,655,135
ADD:
       Loans funded and purchased(2) ................  1,821,374        1,409,961
       Bulk servicing acquired ......................    168,867          187,900
LESS:
       Servicing sales transferred ..................         --          103,003
       Run-off(3) ...................................    840,139          688,408
                                                      ----------       ----------
Ending servicing portfolio .......................... $7,336,161       $5,461,585
                                                      ==========       ==========


(1) Includes $1.1 billion and $695.2 million of loans owned by the Company at September 30, 1999 and 1998, respectively, which represented 14% and 13 % of the total servicing portfolio respectively.

(2) Excludes approximately $232.9 million and $87.0 million of commercial, construction and loans sold with servicing released not included in the Company's mortgage servicing portfolio as of September 30, 1999 and 1998.

(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4) Expressed as a percentage of the total number of loans serviced. Based on the principal amount of the loans serviced as of September 30, 1999, the percentage of delinquent loans 60-89 days past due is 1.22%, 90 days or more past due is 1.75%, total delinquencies excluding foreclosures are 2.97% and pending foreclosures are 1.29%.

       Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At September 30, 1999 and 1998, less than 10% and 2%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

       As shown in the Company's Consolidated Statements of Income, the principal components of Doral Financial's revenues are: (i) net interest income;
(ii) net gains on mortgage loan sales; (iii) servicing income; (iv) trading account profit; (v) gain on sale of investment securities; (vi) gain on sale of servicing assets; and (vii) commissions, fees and other income.

NET INCOME

       Doral Financial's net income for the quarter ended September 30, 1999 increased $3.4 million, or 25%, from $13.9 million for the 1998 period to $17.3 million for the 1999 period. For the first nine months of 1999 and 1998, the Company's net income amounted to $50.2 million and $38.0 million, respectively, an increase of 32%. Diluted earnings per common share for the third quarter of 1999 were $0.38, an increase of 15% over the $0.33 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the first nine months of 1999 increased by 22% when compared to the same period of 1998, from $0.91 for 1998 to $1.11 for 1999.

NET INTEREST INCOME

       Net interest income is the excess of interest earned by the Company on its interest earning assets over the interest incurred on its interest bearing liabilities.

       The increase in net interest income for the third quarter and first nine months of 1999, as compared to the respective 1998 periods, was principally due to an increase in Doral Financial's average interest earning assets. Average interest earning assets for the quarter grew by 39% from September 30, 1998 to September 30, 1999, while net interest income grew by 63% during the same period. Average interest earning assets grew by 37 % for the nine months ended September 30, 1999, as compared to the respective 1998 period, while net interest income grew by 42 % for such period.

        Doral Bank contributed approximately $8.6 million or 69% of the consolidated net interest income of Doral Financial for the quarter ended September 30, 1999, compared to $3.8 million or 50% of consolidated net interest income for the quarter ended September 30, 1998. During the first nine months of 1999, Doral Bank's contribution to the Company's net interest income was $19.7 million or 57%, compared to $9.9 million or 41% for the first nine months of 1998.

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


TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
                                                                                QUARTER ENDED SEPTEMBER 30,
                                                       -----------------------------------------------------------------------------
                                                                         1999                                  1998
------------------------------------------------------------------------------------------------------------------------------------
                                                         AVERAGE                      AVERAGE   AVERAGE                    AVERAGE
                                                         BALANCE       INTEREST     YIELD/RATE  BALANCE      INTEREST     YIELD/RATE
                                                       ----------     ----------    ----------  --------     --------     ----------
ASSETS:
Interest Earning Assets:
        Total Loans(1)                                 $1,089,439     $   20,184        7.41%  $  564,514     $10,129       7.18%
        Mortgage-Backed Securities                        824,543         14,204        6.89%     812,343      14,161       6.97%
        Investment Securities                           1,045,806         17,324        6.63%     607,269      10,299       6.78%
        Other Interest-Earning Assets(2)                  207,830          3,116        6.00%     297,517       3,968       5.33%
                                                       ----------     ----------        ----   ----------     -------     ------
            Total Interest Earning Assets/Interest
            Income                                      3,167,618     $   54,828        6.92%   2,281,643     $38,557       6.76%
                                                                      ==========        ====                  =======     ======
Total Non-Interest Earning Assets                         432,618                                 319,943
                                                       ----------                              ----------
Total Assets                                           $3,600,236                              $2,601,586
                                                       ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
         Loans Payable                                 $  334,948     $    5,333        6.37%  $  338,901     $ 6,108       7.21%
         Repurchase Agreements                          1,462,861         18,595        5.08%   1,266,163      15,972       5.05%
         Deposits                                         830,305          9,662        4.65%     412,213       4,536       4.40%
         Other Borrowed Funds(3)                          432,945          8,831        8.16%     248,556       4,309       6.93%
                                                       ----------     ----------        ----   ----------     -------     ------
            Total Interest Bearing Liabilities/
            Interest Expense                            3,061,059     $   42,421        5.54%   2,265,833     $30,925       5.46%
                                                                      ==========        ====                  =======     ======
Total Non-Interest Bearing Liabilities                    172,446                                  81,967
                                                       ----------                              ----------
Total Liabilities                                       3,233,505                               2,347,800
Stockholders' Equity                                      366,731                                 253,786
                                                       ----------                              ----------
Total Liabilities and Stockholders' Equity             $3,600,236                              $2,601,586
                                                       ==========                              ==========

Net Interest Earning Assets                            $  106,559                              $   15,810
Net Interest Income on a Non-Taxable Equivalent
Basis                                                                 $   12,407                             $ 7,632

Interest Rate Spread(4)                                                                 1.38%                               1.30%
Interest Rate Margin(4)                                                                 1.57%                               1.34%
Net Interest-Earning Assets Ratio                                                     103.48%                             100.70%

---------------

(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and deposits in other banks.
(3)      Consist of FHLB-NY advances and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE E
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
                                                                           NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------------------
                                                                      1999                                      1998
------------------------------------------------------------------------------------------------ ----------------------------------
                                                       AVERAGE                  AVERAGE        AVERAGE                    AVERAGE
                                                       BALANCE      INTEREST  YIELD/RATE       BALANCE        INTEREST   YIELD/RATE
                                                      ---------     --------  ----------      ---------       --------   ----------
ASSETS:
Interest Earning Assets:
     Total Loans(1)                                   $1,009,889    $ 55,661      7.35%       $  558,443       $ 30,985      7.40%
     Mortgage-Backed Securities                          798,515      40,564      6.77%          819,024         41,110      6.69%
     Investment Securities                               747,320      36,520      6.52%          493,965         25,734      6.95%
     Other Interest-Earning Assets(2)                    252,064       9,714      5.14%          183,724          6,734      4.89%
                                                      ----------    --------    ------        ----------       --------    ------
        Total Interest Earning Assets/Interest
        Income                                         2,807,788    $142,459      6.76%        2,055,156       $104,563      6.78%
                                                                    ========    ======                         ========    ======
Total Non-Interest Earning Assets                        446,980                                 267,098
                                                      ----------                              ----------
Total Assets                                          $3,254,768                              $2,322,254
                                                      ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest Bearing Liabilities:
     Loans Payable                                    $  374,398    $ 16,803      5.98%       $  341,238       $ 18,366      7.18%
     Repurchase Agreements                             1,304,905      49,620      5.07%        1,044,188         40,114      5.12%
     Deposits                                            711,368      24,227      4.54%          364,533         12,032      4.40%
     Other Borrowed Funds(3)                             308,640      17,559      7.59%          194,976          9,856      6.74%
                                                      ----------    --------    ------        ----------       --------    ------
        Total Interest Bearing Liabilities/
        Interest Expense                               2,699,311    $108,209      5.35%        1,944,935       $ 80,368      5.51%
                                                                    ========    ======                         ========    ======
Total Non-Interest Bearing Liabilities                   209,598                                 141,170
                                                      ----------                              ----------
Total Liabilities                                      2,908,909                               2,086,105
Stockholders' Equity                                     345,859                                 236,149
                                                      ----------                              ----------
Total Liabilities and Stockholders' Equity            $3,254,768                              $2,322,254
                                                      ==========                              ==========

Net Interest Earning Assets                           $  108,477                              $  110,221

Net Interest Income on a Non-Taxable Equivalent Basis               $ 34,250                                   $ 24,195

Interest Rate Spread(4)                                                           1.41%                                      1.27%
Interest Rate Margin(4)                                                           1.63%                                      1.57%
Net Interest-Earning Assets Ratio                                               104.02%                                    105.67%

-------------------

(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and deposits in other banks.
(3)      Consist of FHLB-NY advances and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

         The following tables describe the extent to which changes in interest rates and changes in volume of interest rates on interest earning assets and interest bearing liabilities have affected Doral Financial's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE F
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)                                                  QUARTER ENDED
                                                                SEPTEMBER 30,
----------------------------------------------  ---------------------------------------------
                                                             1999 COMPARED TO 1998
                                                          INCREASE (DECREASE) DUE TO:
                                                 VOLUME             RATE              TOTAL
                                                --------           ------            --------
INTEREST EARNING ASSETS
      TOTAL LOANS                               $ 37,675           $ 2,545           $ 40,220
      MORTGAGE-BACKED SECURITIES                     851              (679)               172
      INVESTMENT SECURITIES                       29,750            (1,650)            28,100
      OTHER INTEREST EARNING ASSETS               (4,785)            1,377             (3,408)
                                                --------           -------           --------

TOTAL INTEREST EARNING ASSETS                     63,491             1,593             65,084
                                                --------           -------           --------

INTEREST BEARING LIABILITIES
      LOANS PAYABLE                                 (285)           (2,815)            (3,100)
      REPURCHASE AGREEMENTS                        9,925               567             10,492
      DEPOSITS                                    18,403             2,101             20,504
      OTHER BORROWED FUNDS                        12,786             5,302             18,088
                                                --------           -------           --------

TOTAL INTEREST BEARING LIABILITIES                40,829             5,155             45,984
                                                --------           -------           --------

NET INTEREST EARNING ASSETS                     $ 22,662           $(3,562)          $ 19,100
                                                ========           =======           ========



TABLE G
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)                                            NINE MONTH PERIOD ENDED
                                                               SEPTEMBER 30,
----------------------------------------------  ---------------------------------------------
                                                             1999 COMPARED TO 1998
                                                          INCREASE (DECREASE) DUE TO:
                                                 VOLUME             RATE              TOTAL
                                                --------           ------            --------

INTEREST EARNING ASSETS
      TOTAL LOANS                               $ 33,398           $  (496)          $ 32,902
      MORTGAGE-BACKED SECURITIES                  (1,373)              645               (728)
      INVESTMENT SECURITIES                       17,599            (3,217)            14,382
      OTHER INTEREST EARNING ASSETS                3,340               634              3,974
                                                --------           -------           --------

TOTAL INTEREST EARNING ASSETS                     52,964            (2,434)            50,530
                                                --------           -------           --------

INTEREST BEARING LIABILITIES
      LOANS PAYABLE                                2,380            (4,464)            (2,084)
      REPURCHASE AGREEMENTS                       13,354              (680)            12,674
      DEPOSITS                                    15,264               996             16,260
      OTHER BORROWED FUNDS                         7,661             2,610             10,271
                                                --------           -------           --------

TOTAL INTEREST BEARING LIABILITIES                38,659            (1,538)            37,121
                                                --------           -------           --------

NET INTEREST EARNING ASSETS                     $ 14,305           $  (896)          $ 13,409
                                                ========           =======           ========

         INTEREST INCOME

         Total interest income increased from approximately $38.6 million during the third quarter of 1998, to $54.8 million during the third quarter of 1999, an increase of 42%. For the first nine months of 1999, interest income increased by approximately $37.9 million, to $142.5 million for the nine month period ended September 30, 1999 compared to $104.6 million for the comparable period of 1998, an increase of 36%. The increases in interest income during both periods is primarily related to the increase in Doral Financial's total average interest earning assets, which increased from $2.1 billion at September 30, 1998 to $2.8 billion at September 30, 1999.

         Interest income on loans increased by $10.1 million or 99% during the third quarter of 1999, as compared to the respective 1998 period. For the first nine months of 1999, interest income on loans increased 80%, from

$31.0 million for the nine months ended September 30, 1998, to $55.7 million for the nine months ended September 30, 1999. The increase during 1999 reflected an increase in the level of loans held by Doral Financial as compared to 1998, due to the increased volume of loan originations.

         Interest income on mortgage-backed securities remained fairly constant from 1998 to 1999, for both the quarterly and nine month periods. For the quarters ended September 30, 1999 and 1998, interest income on this type of interest earning asset amounted to $14.2 million for both periods. During the first nine months of 1999, income on mortgage-backed securities was $40.6 million versus $41.1 million for the comparable period of 1998. The results for the 1999 periods reflect a constant holding of mortgage-backed securities, mainly comprised of tax-exempt Puerto Rico GNMA securities, which the Company holds for longer periods prior to sale in order to maximize tax exempt interest income on such securities.

         Interest income on investment securities increased by $7.0 million during the third quarter of 1999, as compared to the same period of 1998, from $10.3 million to $17.3 million. Interest income on these securities was $36.5 million for the nine months ended September 30, 1999, as compared to $25.7 million for the same period a year ago. These results reflect the increase in the average balance of investment securities held during the period to $747.3 million as of September 30, 1999, compared to $494.0 million as of September 30, 1998. The increase in investment securities relates primarily to increased investment in US Government and agency obligations, the interest on which is exempt to the Company for income tax purposes in Puerto Rico.

         Interest income on other interest earning assets decreased by $852,000 or 21% for the quarter ended September 30, 1999 as compared to the same quarter a year ago. Interest income on other interest earning assets was $9.7 million for the nine months ended September 30, 1999, as compared to $6.7 million for the comparable period of 1998. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase in the nine month period from 1998 to 1999 was due primarily to higher liquidity and the investment of such liquidity in short-term investments. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income.

         INTEREST EXPENSE

         Total interest expense increased to $42.4 million during the third quarter of 1999, compared to $30.9 million for the respective 1998 period, an increase of 37%. Total interest expense for the first nine months of 1999 was $108.2 million, as compared to $80.4 million for the same period of 1998, an increase of 35%. The increase in interest expense for the 1999 period was due primarily to the increase in the average amount of interest-bearing liabilities used to fund the increase in interest earning assets. Average interest bearing liabilities increased to $2.7 billion at an average cost of 5.35% as of September 30, 1999, compared to $1.9 billion at an average cost of 5.51% as of September 30, 1998.

         Interest expense related to loans payable decreased by $775,000 or 13% during the third quarter of 1999 as compared to the same period of 1998. For the first nine months of 1999, interest expense associated with loans payable was $16.8 million, a decrease of 9% from $18.4 million for the nine months ended September 30, 1998. The weighted-average interest rate cost for borrowings under Doral Financial's warehouse lines of credit was 6.37% and 7.21% for the third quarters of 1999 and 1998, respectively. For the first nine months of 1999 and 1998, the weighted average cost for borrowings under the Company's warehousing lines of credit was 5.98% and 7.18%, respectively.

         Interest expense related to securities sold under agreements to repurchase increased by $2.6 million or 16% during the third quarter of 1999 as compared to the same period of 1998. During the first nine months of 1999, interest expense related to securities sold under agreements to repurchase was $49.6 million, versus $40.1 million for the corresponding 1998 period, an increase of 24%. The increases during these periods reflected increased borrowings to finance the acquisition of mortgage-backed securities and other investment securities. The weighted average interest rate of borrowings under repurchase agreements was 5.08% and 5.05% for the third quarters of 1999 and 1998, respectively. For the first nine months of 1999, the average interest rate for borrowings under repurchase agreements was 5.07%, compared to 5.12% for the same period a year ago.

         Interest expense on deposits increased by $5.1 million, or 113%, for the third quarter of 1999, as compared to the respective 1998 period. For the first nine months of 1999, interest expense on deposits was $24.2 million, an increase of 101% over the $12.0 million recorded for the same period of 1998. This increase is primarily related to a higher deposit base, due to the fact that Doral Bank now operates through a total of 15 branches, compared to a total of eight as of the same date a year ago. This trend of expansion is expected to continue throughout the remainder of 1999 and into 2000. Doral Bank's average interest cost on deposits was 4.65% and 4.54%, respectively, for the quarter and nine month periods ended September 30, 1999, as compared to 4.40% for both 1998 periods.

         Interest expense on other borrowed funds was $8.8 million for the quarter ended September 30, 1999, as compared to $4.3 million for the same period a year ago, an increase of 105%. Interest expense on other borrowed funds for the first nine months of 1999 and 1998 was $17.6 million and $9.9 million, respectively, which represents an increase of 78%. The increase for the 1999 periods is mainly due to the issuance during the third quarter of $200 million of medium term notes and an additional $29 million of unsecured notes, and also to an increase in the amount of FHLB-NY advances during the first nine months of 1999. For the third quarter and first nine months of 1999, the weighted average interest rate for other borrowed funds was 8.16% and 7.59%, respectively, compared to 6.93% and 6.74%, respectively, for the corresponding 1998 periods. Interest expense on other borrowed funds includes, in addition to those mentioned above, various term notes issued by Doral Bank, Doral Financial's $75 million senior notes due October 10, 2006, and Doral Bank's advances from the FHLB-NY, as well as various other borrowings.

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

TABLE H
ALLOWANCE FOR LOAN
LOSSES AND OREO
(DOLLARS IN THOUSANDS)
                                                                  QUARTER ENDED                    NINE MONTH PERIOD ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                            -------------------------             --------------------------
                                                             1999               1998               1999               1998
                                                             ----               ----               ----               ----
OREO:
     Balance at beginning of period ..............          $   791            $   899            $ 1,011            $   676
     Provision for losses ........................              135                360                485              1,180
     Losses charged to the allowance .............              (93)              (240)              (663)              (837)
                                                            -------            -------            -------            -------
Balance at end of period .........................          $   833            $ 1,019            $   833            $ 1,019
                                                            =======            =======            =======            =======

Allowance for Loan Losses(1):
Balance at beginning of period ...................          $ 5,405            $ 4,614            $ 5,166            $ 2,866
Provision for loan losses ........................              878                163              1,631                474
                                                            -------            -------            -------            -------
Charge-offs:
     Mortgage loans held for sale ................             (690)                --             (1,134)                --
     Construction ................................               --                 --                 --                 --
     Residential mortgage loans ..................              (24)                --                (24)               (25)
     Commercial real estate ......................               --                 --                 --                 --
     Consumer ....................................              (82)               (19)              (241)               (53)
     Commercial non-real estate ..................              (17)               (15)               (17)               (15)
     Other .......................................              (25)                --                (89)                --
                                                            -------            -------            -------            -------
Total Charge-offs ................................             (838)               (34)            (1,505)               (93)
                                                            -------            -------            -------            -------
 Recoveries:
     Mortgage loans held for sale ................               90                 --                229                 --
     Construction ................................               --                 --                 --                 --
     Residential mortgage loans ..................               --                 --                 --                 --
     Commercial real estate ......................               --                 --                 --                 --
     Consumer ....................................               24                  1                 38                 29
     Commercial non-real estate ..................               --                 --                 --                 --
     Other .......................................               48                 --                 48                 --
                                                            -------            -------            -------            -------
Total recoveries .................................              162                  1                315                 29
                                                            -------            -------            -------            -------
Net charge offs ..................................             (676)               (33)            (1,190)               (64)
                                                            -------            -------            -------            -------
Other ............................................               --                 --                 --              1,468
                                                            -------            -------            -------            -------
BALANCE AT END OF PERIOD .........................          $ 5,607            $ 4,744            $ 5,607            $ 4,744
                                                            =======            =======            =======            =======

Allowance for loan losses as a percentage
   of total loans outstanding ....................             0.47%              0.54%              0.47%              0.54%

---------------
(1) Relates to both mortgage loans held for sale and to loans receivable held for investment.

         As shown above, net charge offs are principally related to mortgage loans held for sale, indicative of the main mortgage banking activities conducted by Doral Financial. This is consistent with the allocation of Doral Financial's allowance for loan losses, where a majority of the total allowance is allocated to mortgage loans held for sale.

         The increase in the provision was primarily as a result of the increase in the size of Doral Financial's loan portfolio and an increase in the amount of construction loans and commercial mortgage loans for which Doral Financial provides a higher allowance for loan losses.

         The allowance for loan losses relating to loans held by Doral Financial was $5.6 million at September 30, 1999, compared to $4.7 million as of September 30, 1998. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales. Net gains from mortgage loan sales increased by 68% during the third quarter of 1999 to $21.1 million, as compared to the same period of 1998. For the nine month periods ended September 30, 1999 and 1998, net gains on mortgage loan sales were $61.2 million and $29.4 million, respectively, an increase of 108%. Results for 1999 are mainly the result of increased mortgage production and the ability of the Company to obtain higher profitability on sales of various loan products, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. Loan servicing fees depend on the type of mortgage loan being serviced and for residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in loan originations and bulk purchases of servicing rights. During the third quarters of 1999 and 1998, the Company purchased servicing rights to approximately $35.0 million and $18.2 million, respectively, of mortgages through bulk purchases. For the first nine months of 1999 and 1998, such purchases were approximately $168.9 million and $187.9 million, respectively. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         Servicing income increased 31% from the third quarter of 1998 as compared to the same period of 1999. For the first nine months of 1999, servicing income increased to $21.6 million from $15.7 million for the first nine months of 1998, an increase of 38%. The increase in the amount of loan servicing income for the third quarter and first nine months of 1999 was primarily due to the increase in the principal amount of loans serviced as compared to the 1998 periods. The mortgage servicing portfolio was approximately $7.3 billion at September 30, 1999, compared to $5.5 billion as of September 30, 1998. At September 30, 1999, less than 10% of Doral Financial's servicing portfolio was related to mortgages originated outside Puerto Rico.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $566.0 million and $440.2 million for the nine months ended September 30, 1999 and 1998, respectively. This represented approximately 12% on an annualized basis of the average principal amount of mortgage loans serviced during both periods. The primary means used by Doral Financial to reduce the sensitivity of its servicing income to increases in prepayment rates is the maintenance of a strong retail origination network that has allowed it to increase or maintain the size of its servicing portfolio even during periods of high prepayments.

         Trading Account Profit. Trading account profit includes any unrealized gains or losses in the market value of its securities held for trading, realized gains and losses on trading securities, as well as gains or losses on options and future contracts used for interest rate management purposes. Trading account activities for the quarters ended September 30, 1999 and 1998, resulted in gains of $2.1 million during both periods, including $594,000 and $2.0 million of unrealized gains, respectively, on the value of its securities held for trading pursuant to SFAS No. 115. Trading account activities for the nine month period ended September 30, 1999, resulted in gains of $6.6 million compared to $6.7 million during the respective 1998 period, including $861,000 of unrealized losses and $4.7 million of unrealized gains, respectively, on the value of its securities held for trading pursuant to SFAS No. 115.

         For the quarters ended September 30,1999 and 1998, trading account profit included losses of $1.5 million and $617,000 on options and futures contracts used for interest rate management purposes, including unrealized gains or losses charged to operations as a result of mark to market adjustments. For the nine months ended September 30, 1999 and 1998, trading account profit included gains of $5.0 million and $933,000, respectively, on such options and futures contracts.

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities available for sale. During the quarter ended September 30, 1999, the Company had $1.6 million in gain on sale of investment securities compared to the same 1998 period which resulted in gains of $2.0 million. For the nine months ended September 30, 1999 and 1998, such transactions resulted in gains of $1.8 million and $3.6 million, respectively.

         Gain on Sale of Servicing Assets. During the first nine months of 1998, Doral Financial sold servicing rights to $103 million of mortgage loans, realizing pretax gains of approximately $1.8 million during such period. No such sales were made during the corresponding 1999 period. While Doral Financial's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights on the mortgage loans it originates, the Company may sell servicing rights in the future when market conditions are favorable.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 144% during the third quarter of 1999 as compared to the same 1998 period. For the first nine months of 1999, commissions, fees and other income increased 104%, as compared to the same 1998 period. The increases during the 1999 periods were due primarily to increased commissions and fees earned by Doral Bank and Doral Securities.

         NON-INTEREST EXPENSE

         Total non-interest expense increased by 73% during the third quarter ended September 30, 1999, as compared to the respective 1998 period, reflecting the expansion of the Company's loan origination capacity and banking operations, the resulting increase in employees and management, investment in technology, and the increased costs associated with the substantial growth of the servicing portfolio. During the third quarter of 1999, the Company completed the acquisition of 100% of the outstanding common stock of SANA. Such transaction added seven branches for a total of 57 business offices. Furthermore, the Company opened an additional bank branch in Puerto Rico during the third quarter. For the nine month period ended September 30, 1999, total non-interest expense increased by 77% from the comparable 1998 period.

         PUERTO RICO INCOME TAXES

         The Puerto Rico maximum statutory corporate income tax rate is 39%. For the third quarters of 1999 and 1998, the effective income tax rate of Doral Financial was 9% and 8%, respectively, while for the nine month periods ended September 30, 1999 and 1998 it was 12% and 11%, respectively.

         The lower effective tax rates (as compared to the maximum statutory rate) experienced by the Company reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. The interest received on U.S. Treasury and agency securities is also exempt from Puerto Rico income taxation.

         Effective August 1, 1997, the Puerto Rico Internal Revenue Code was amended to limit tax exemption to those FHA and VA loans and GNMA securities backed by such loans that are used to finance the original acquisition of newly constructed homes.

AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on sale of loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the third quarter of 1999 resulted in the recording of approximately $9.3 million of IOs, compared to $10.4 million for the corresponding 1998 period. For the nine month period ended September 30, 1999 and 1998 the Company recorded IOs in the amount of $32.9 million and $18.4 million, respectively. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Securities held for trading."

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of such IOs for each of the quarters ended September 30, 1999 and 1998, was approximately $1.7 million, and $848,000, respectively. For the first nine months of 1999 and 1998, amortization of IO's was approximately $4.7 million and $2.5 million, respectively.

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

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:


TABLE I
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)
                                                   QUARTER ENDED                        NINE MONTH PERIOD
                                                   -------------                        -----------------
                                                    SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                    -------------                       -------------------
                                               1999               1998               1999                1998
                                               ----               ----               ----                ----
Balance at beginning of period ....          $ 86,590           $ 57,324           $ 72,568           $ 46,416
Capitalization of rights ..........             7,113              5,767             20,817             14,929
Rights sold .......................                --                 --                 (7)               (54)
Rights purchased ..................             1,684                947              7,729              5,700
Amortization:
         Scheduled ................            (2,554)            (1,795)            (8,274)            (4,748)
         Unscheduled ..............                --                 --                 --                 --
                                             --------           --------           --------           --------

Balance at end of period ..........          $ 92,833           $ 62,243           $ 92,833           $ 62,243
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

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis or with put back options to the purchasers. In such cases, the Company retains part or all of the credit risk associated with such loan after sale. As of September 30, 1999, the maximum amount of loans that the Company would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $624.9 million. As of September 30, 1999, the Company maintained a reserve of $1.4 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in the Company's Consolidated Financial Statements.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held for sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held for sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are generally adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Bank's policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the quarters ended September 30, 1999 and 1998, Doral Bank would have recognized $302,000 and $329,000, respectively, in additional interest income had all delinquent loans owned by Doral Bank been accounted for on an accrual basis.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.


TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
                                                                   AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                                           1999                 1998
                                                                   -------------------    -----------------
Mortgage Banking Business(1):
         Loans held for sale past due 90 days
            and still accruing(2) ..............................          $41,873              $49,201
         Other real estate owned ("OREO") ......................            2,732                2,987
         Other non-performing assets(3) ........................               --                1,011
                                                                          -------              -------

         Total NPAs of Mortgage Banking Business ...............           44,605               53,199
                                                                          -------              -------

Other Lending Activities through Doral Bank(4):
         Non-accrual loans
             Construction ......................................              156                  183
             Residential mortgage loans ........................            2,394                2,382
             Commercial real estate ............................              324                  770
             Consumer ..........................................              219                  241
             Commercial non-real estate ........................               70                   95
             Other .............................................               --                   --
                                                                          -------              -------

         Total non-accrual loans ...............................            3,163                3,671

         OREO ..................................................               56                   --
                                                                          -------              -------

         Total NPAs of Doral Bank ..............................            3,219                3,671
                                                                          -------              -------

         Total NPAs of Doral Financial (consolidated) ..........          $47,824              $56,870
                                                                          =======              =======

         Total NPAs of Doral Bank as a percentage of
            Doral Bank's loans receivable, net and OREO ........             2.24%                2.88%

         Total NPAs of Doral Financial (consolidated) as a
             percentage of consolidated total assets ...........             1.25%                1.95%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated) ...............            11.72%                9.08%

---------------------------
(1) Includes mortgage loans held for sale and OREO related to Doral Financial's mortgage banking business.

(2) Does not include approximately $25.8 million and $6.5 million of 90 days past due FHA/VA loans as of September 30, 1999 and December 31, 1998, respectively, which are not considered non-performing assets by the Company because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

(3) This amount refers to a mortgage loan to a real estate partnership to which Doral Financial previously sold OREO. This loan is included in "Receivables and mortgage servicing advances" in Doral Financial's Consolidated Financial Statements.

(4)      Includes mortgage loans and OREO of Doral Bank.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors and mortgage loans sold to certain other purchasers, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the nine month period ended September 30, 1999, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $8.2 million.

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

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of September 30, 1999 and December 31, 1998:


TABLE K
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)
                                                         AS OF SEPTEMBER 30, 1999              AS OF DECEMBER 31, 1998
                                                         ------------------------              -----------------------
                                                             AMOUNT       AVERAGE                 AMOUNT       AVERAGE
                                                          OUTSTANDING      RATE                OUTSTANDING       RATE
                                                          -----------      ----                -----------       ----
Repurchase Agreements...............................      $ 1,515,592      5.27%                $1,197,328       5.26%
Loans Payable.......................................          375,531      6.26%                   426,704       6.69%
Deposits............................................          844,583      4.54%                   533,113       4.30%
Notes Payable.......................................          408,709      7.95%                   199,733       7.03%
Advances from FHLB..................................          104,000      5.77%                    32,000       6.34%

         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $4.6 billion as of September 30, 1999, of which $1.9 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type of Doral Bank for the period indicated.


TABLE L
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)                         NINE MONTH PERIOD               YEAR ENDED
                                                    ENDED
                                              SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                              ------------------            -----------------

                                            AVERAGE          AVERAGE       AVERAGE        AVERAGE
                                            BALANCE            RATE        BALANCE          RATE
                                            -------            ----        -------          ----
Certificates of deposit...............     $ 428,656           5.68%       $232,702         5.77%
Regular passbook savings..............        51,551           4.20%         29,054         4.74%
Now accounts..........................        96,198           4.64%         36,075         5.06%
Non-interest bearing..................       134,963              -          95,726            -
                                           ---------          -----        --------         ----
         Total deposits...............     $ 711,368           4.54%       $393,557          4.40%
                                           =========          =====        ========         ====

         The following table sets forth the maturities of Doral Bank's certificates of deposit having principal amounts of $100,000 or more at September 30, 1999.


TABLE M
DEPOSIT MATURITIES
(IN THOUSANDS)
                                                                 AMOUNT
                                                                 ------
Certificate of deposit maturing
         Three months or less........................           $ 74,932
         Over three through nine months..............             47,007
         Over nine through twelve months.............             82,667
         Over twelve months..........................            161,575
                                                                --------
         Total.......................................           $366,181
                                                                ========

         As of September 30, 1999 and December 31, 1998, Doral Bank had approximately $196.2 million and $96.8 million, respectively, in brokered deposits obtained through broker-dealers. Doral Bank uses such deposits as a source of long-term funds.

         As of September 30, 1999, Doral Financial and Doral Bank were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company and state non-member bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's and Doral Bank's regulatory capital ratios as of September 30, 1999, based on existing Federal Reserve and FDIC guidelines.


TABLE N
REGULATORY CAPITAL RATIOS

                                                  DORAL                 DORAL
                                                FINANCIAL                BANK
                                                ---------                ----
Tier 1 Capital Ratio (Tier 1 capital to
risk weighted assets).....................        19.8%                 19.3%
Total Capital (total capital to risk
weighted assets)..........................        20.1%                 19.6%
Leverage Ratio (Tier 1 capital to
average assets)...........................        10.3%                 10.3%

         As of September 30, 1999, Doral Bank was considered a well-capitalized bank for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At September 30, 1999, Doral Financial's total assets were $3.8 billion compared to $2.9 billion at December 31, 1998. The increase in assets was due primarily to a net increase in the securities portfolio of $896.8 million. Total liabilities were $3.5 billion at September 30, 1999, compared to $2.6 billion at December 31, 1998. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts at Doral Bank, and FHLB-NY advances. At September 30, 1999, deposit accounts totaled $844.6 million, compared to $533.1 million at December 31, 1998. As of September 30, 1999, Doral Bank had $1.5 billion in assets, compared to $805 million at December 31, 1998.

INTEREST RATE MANAGEMENT

         General. Interest rate fluctuations is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on the Company's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings, as well as the Company's strategies to manage such effects, are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Management."

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of September 30, 1999. Condensed information as of December 31, 1998 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held for sale and securities held for trading are assumed to mature within one year. Off balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under the swap agreements.

TABLE O
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)
---------------------------------------------  -------------------------------------------------------------------------------------
                                                  1 YEAR        1 TO 3       3 TO 5         OVER 5    NON-INTEREST
          AS OF SEPTEMBER 30, 1999               OR LESS         YEARS        YEARS          YEARS    RATE BEARING       TOTAL
---------------------------------------------  -------------------------------------------------------------------------------------
ASSETS

         Money Market Instruments              $   219,461     $       -     $       -     $        -    $       -    $  219,461
         Total Loans                             1,086,438         4,509        20,534         70,890            -     1,182,371
         Securities Held for Trading               770,931             -             -              -            -       770,931
         Securities Available for Sale              67,906             -                                         -        67,906
         Securities Held to Maturity                32,469             -        22,341      1,200,332            -     1,255,142
         FHLB Stock                                      -             -             -         16,320            -        16,320
         Other assets                                    -             -             -              -      311,244       311,244
                                               -----------     ---------     ---------     ----------    ---------    ----------

         TOTAL ASSETS                          $ 2,177,205     $   4,509     $  42,875     $1,287,542    $ 311,244    $3,823,375
                                               ===========     =========     =========     ==========    =========    ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
         Loans Payable                         $   375,531     $       -     $       -     $        -    $       -    $  375,531
         Repurchase Agreements                   1,221,120             -        24,120        270,352            -     1,515,592
         Deposits                                  615,595        54,565        73,356              -      101,067       844,583
         Other Borrowed Funds                       89,214        59,347       223,148        141,000            -       512,709
         Other Liabilities                               -             -             -              -      202,042       202,042
         Stockholders' equity                            -             -             -              -      372,918       372,918
                                               -----------     ---------     ---------     ----------    ---------    ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 2,301,460     $ 113,912     $ 320,624     $  411,352    $ 676,027    $3,823,375
                                               ===========     =========     =========     ==========    =========    ==========

Off Balance Sheet Instruments - Interest
         Rate Swaps                            $   105,000     $  (5,000)    $(100,000)    $        -    $       -    $        -
Interest Rate Sensitivity Gap                      (19,255)     (114,403)     (377,749)       876,190     (364,783)            -
Cumulative Interest Rate Sensitivity               (19,255)     (133,658)     (511,407)       364,783            -             -
Cumulative Gap to Interest Earning Asset             (0.75)%       (5.19)%      (19.85)%        14.16%           -             -




         CONDENSED INTEREST RATE
          SENSITIVITY ANALYSIS                   1 YEAR       1 TO 3       3 TO 5       OVER 5     NON-INTEREST
         AS OF DECEMBER 31, 1998                OR LESS        YEARS        YEARS       YEARS      RATE BEARING          TOTAL
---------------------------------------------  -------------------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)


Off-Balance Sheet Instruments - Interest
         Rate Swaps                              $105,000    $  (5,000)    $(100,000)   $       -    $       -      $       -
Interest Rate Sensitivity Gap                     166,034     (113,722)     (115,785)     368,371     (304,898)             -
Cumulative Interest Rate Sensitivity              166,034       52,312       (63,473)     304,898            -              -
Cumulative Gap to Interest Earning Assets            6.44%        2.03%        (2.46)%      11.83%           -              -



         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income interest. As of September 30, 1999, the Company had a one year negative gap of approximately $19.3 million compared to a positive gap position of $166.0 million as of December 31, 1998. The Company's negative gap within one year is due primarily to the fact that a significant portion of the Company's assets are financed with repurchase agreements that generally reprice within 90 days. While static gap analysis is a useful measure for determining short-term risk to future net interest income, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held for sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit.

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

         Although the Company uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked to market basis with gains or losses charged to operations as they occur, except for interest rate swaps entered into by Doral Bank which are not reflected on the Company's Consolidated Financial Statements. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities after the application of netting arrangements. For the nine-month period ended September 30, 1999, average assets and liabilities related to derivatives were $5.1 million and $4.1 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on the Company's statement of condition totaled $8.0 billion and $4.8 billion, respectively, as of September 30, 1999. Notional amounts indicate the volume of derivatives activity but do not represent the Company's exposure to market or credit risk.

         In addition to the use of derivatives discussed above, Doral Financial has used interest rate swap agreements to effectively fix the cost of short-term funding sources which are used to finance the funding and holding of interest-earning assets with longer maturities. An interest rate swap is an agreement where one party (in this case, Doral Financial) agrees to pay a fixed-rate of interest on a notional principal amount to a second party (generally a securities broker-dealer) in exchange for receiving a variable rate of interest on the same notional amount for a pre-determined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. As of September 30, 1999, Doral Financial, through Doral Bank, had in place various interest rate swap agreements with an aggregate notional amount of $105 million.

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

INFLATION

         Doral Financial is affected by inflation in the areas of loan production, servicing fees and in the value of its financial and servicing assets. General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Management" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of the effects of changes of interest rates on Doral Financial's operations.

CHANGES IN ACCOUNTING STANDARDS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS No. 133"). This new standard, as amended, will become effective for all fiscal quarters of all fiscal years beginning after September 15, 2000, but with earlier application permitted as of the beginning of any fiscal quarter subsequent to September 15, 1998, establishes accounting and reporting standards for derivative financial instruments and for hedging activities, and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories:
(a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs, or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management has determined to adopt this Statement during the first quarter of fiscal year 2001 and believes that such adoption will not have a material effect on the Company's financial position or results of operations.

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

         Doral Financial does not own any proprietary software systems or applications and relies on those provided by third party vendors. The Company has completed the assessment of its computer hardware, software programs and data processing applications, including those provided by third party vendors. The Company has received revised programs from its third party vendors that have been modified to address the Year 2000 problem for the principal applications used in its mortgage banking, commercial banking and securities businesses. The Company began testing these revised programs and applications during the first week of October 1998. The testing for most of Company's software systems and applications including those applicable to mortgage servicing and commercial banking operations were substantially completed by December 31, 1998. Testing on certain applications used in mortgage originations that interface with FNMA, FHLMC and GNMA were completed during the third quarter of 1999. The Company is using outside consultants to assist it in verifying all test results. The Company's mainframe computer, used principally in its commercial banking operations, is Year 2000 compliant, meaning that it can properly process and calculate date-related information after January 1, 2000.

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

         The Company estimates that the costs of addressing Year 2000 issues will be approximately $1.4 million, of which $1.3 million has already been spent. Most of such costs are directly related to the costs of replacing existing equipment, primarily desktop computers, which have been fully depreciated on the Company's financial statements. The Company has and intends to continue to fund such costs through operating cash flow.

         As a bank holding company, Doral Financial could be subject to enforcement action by federal banking authorities if it fails to adequately address the Year 2000 problem.

RECENT DEVELOPMENTS

         Opening of Doral Bank, FSB. On October 6, 1999, Doral Bank, FSB, the Company's newly chartered federal savings bank, opened for business. Doral Bank, FSB currently operates out of a single branch location in the New York metropolitan area. Doral Bank, FSB, is currently exploring the possibility of opening other branch offices in the New York metropolitan area.

         Phase-Out of Chicago Wholesale Operation. The Company made a strategic decision to phase-out its Chicago wholesale operation during July 1999. This decision was made because management felt that realized and anticipated returns from this operation did not justify the investment of additional management and financial resources. The Chicago wholesale operation originated approximately $172 million and $143 million of residential mortgage loans for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. This decision does not affect the Company's New York based commercial lending unit.

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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         Acquisition of SANA Mortgage Bankers. On September 1, 1999, Doral Mortgage Corporation, a wholly-owned subsidiary of Doral Financial Corporation, completed the acquisition of 100% of the outstanding common stock of Sana Investment Mortgage Brokers, Inc. for $6.0 million in cash. Sana, which is licensed as a mortgage banking institution in Puerto Rico, specialized in small to mid sized residential conventional mortgage loans. The terms of the transaction are discussed in the Company's Current Report on Form 8-K dated August 3, 1999.

          Financing for New Headquarters Building. On November 3, 1999, Doral Properties, Inc., a wholly-owned subsidiary of the Company, completed an industrial bond financing the proceeds of which will be used to construct, develop and equip the Company's new headquarters building in San Juan, Puerto Rico. Puerto Rico's industrial development authority issued $44,765,000 in Puerto Rico tax-exempt bonds the proceeds of which were lent to Doral Properties. The Company has guaranteed Doral Properties' obligations with respect to the bonds. The bonds are also secured by a mortgage on the new headquarters building.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 4.1 - Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority ("AFICA"), Doral Properties, Inc. and Doral Financial Corporation.

                  Exhibit 4.2 - Trust Agreement between AFICA and Citibank, N.A.

                  Exhibit 4.3 - Form of Serial and Term Bond (included in
                  Exhibit 4.2 hereof).

                  Exhibit 4.4 - Deed of Constitution of First Mortgage

                  Exhibit 4.5 - Mortgage Note (included in Exhibit 4.4 hereof)

                  Exhibit 4.6 - Pledge and Security Agreement

                  Exhibit 12(a) - Computation of Ratio of Earnings to Fixed Charges.

                  Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                  Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  (i)      Form 8-K, dated July 7, 1999, reporting under Item 5
                           - "Other Items" the Company's unaudited results for the quarter and six months ended June 30, 1999 and the closing on July 8, 1999 of the sale of $200 million of the Company's 8.50% Medium-Term Senior Notes, Series A due July 8, 2004.

                  (ii) Form 8-K, dated August 3, 1999, reporting under Item 5 - "Other Items" the execution of a Purchase Contract to purchase all the outstanding stock of Sana Investment Mortgage Brokers, Inc.

                  (iii)    Form 8-K, dated September 1, 1999, reporting under
                           Item 5 - "Other Items" the closing of the acquisition of Sana Investment Mortgage Brokers, Inc.

                  (iv) Form 8-K, dated October 7, 1999, reporting under Item 5 - "Other Items" the Company's unaudited results for the quarter and nine months ended September 30, 1999 and the issuance on September 19, 1999 of $29 million of the Company's unsecured senior notes.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DORAL FINANCIAL CORPORATION
                                                (Registrant)



Date: November 15, 1999                        /s/ Salomon Levis
                                        -----------------------------------
                                                 Salomon Levis
                                             Chairman of the Board
                                          and Chief Executive Officer



Date: November 15, 1999                    /s/ Richard F. Bonini
                                        -----------------------------------
                                               Richard F. Bonini
                                        Senior Executive Vice President
                                         and Chief Financial Officer




Date: November 15, 1999                     /s/ Ricardo Melendez
                                        -----------------------------------
                                              Ricardo Melendez
                                              Vice President
                                          Principal Accounting Officer

                                INDEX TO EXHIBITS




    EXHIBIT
     NUMBER                                DESCRIPTION
     ------                                -----------
      4.1       -          Loan and Guaranty Agreement among Puerto Rico
                           Industrial, Tourist, Educational, Medical and
                           Environmental Control Facilities Financing Authority
                           ("AFICA"), Doral Properties, Inc. and Doral Financial
                           Corporation.

      4.2       -          Trust Agreement between AFICA and Citibank, N.A.

      4.3       -          Form of Serial and Term Bond (included in Exhibit 4.2
                           hereof).

      4.4       -          Deed of Constitution of First Mortgage

      4.5       -          Mortgage Note (included in Exhibit 4.4 hereof)

      4.6       -          Pledge and Security Agreement

     12(a)      -          Computation of Ratio of Earnings to Fixed Charges.

     12(b)      -          Computation of Ratio of Earnings to Fixed Charges and
                           Preferred Stock Dividends.

      27        -          Financial Data Schedule (for SEC use only).