Form 10-K
period 1999-12-31
DORAL FINANCIAL CORP
filed 2000-03-30
CIK 840889

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
[x]                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
[ ]                  THE SECURITIES EXCHANGE ACT OF 1934

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

                                 -------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE. SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, $1 PAR VALUE
           7% NONCUMULATIVE MONTHLY INCOME PREFERRED STOCK, SERIES A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

     $339,788,000, approximately, based on the last sale price of $10 3/4 per share on the NASDAQ National Market System on March 27, 2000. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   Common Stock: 40,428,920 shares as of March 27, 2000.            (continued)

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE



PART II

Item 5           Market for Registrant's Common Equity         Information in respect to this Item is
                 and Related Stockholder Matters               incorporated into this Annual Report on Form
                                                               10-K by reference to the section entitled
                                                               "Stock Prices and Dividend Policy" in the
                                                               Company's Annual Report to Shareholders
                                                               for the year ended December 31, 1999 (the
                                                               "Annual Report to Shareholders").


Item 6           Selected Financial Data.                      Information in response to this Item is
                                                               incorporated by reference to the section
                                                               entitled "Selected Financial Data" in the
                                                               Company's Annual Report to Shareholders.


Item 7           Management's Discussion and Analysis          Information in response to this Item is
                 of Financial Condition and Results of         incorporated by reference to the section
                 Operations.                                   entitled "Management's Discussion and
                                                               Analysis of Financial Condition and Results
                                                               of Operations" in the Company's Annual
                                                               Report to Shareholders.


Item 7A          Quantitative and Qualitative Disclosures      Information in response to this Item is
                 About Market Risk.                            incorporated by reference to the section
                                                               entitled "Management's Discussion and
                                                               Analysis of Financial Condition and Results
                                                               of Operations - Interest Rate Management"
                                                               in the Company's Annual Report to
                                                               Shareholders.


Item 8           Financial Statements and Supplementary        The financial statements and other
                 Data.                                         information in response to this Item are
                                                               incorporated by reference to the Company's
                                                               consolidated financial statements included in
                                                               the Company's Annual Report to
                                                               Shareholders.

PART III

Item 10          Directors and Executive Officers of the       Information in response to this Item is
                 Registrant.                                   incorporated into this Annual Report on
                                                               Form 10-K by reference to the section
                                                               entitled "Election of Directors and Related
                                                               Matters" in the Company's definitive Proxy
                                                               Statement for use in connection with its 2000
                                                               Annual Meeting of stockholders (the "Proxy
                                                               Statement").

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

Item 13          Certain Relationships and Related             Information in response to this Item is
                 Transactions.                                 incorporated into this Annual Report on
                                                               Form 10-K by reference to the section
                                                               entitled "Election of Directors and Related
                                                               Matters-Certain Relationships and Related
                                                               Transactions" in the Company's Proxy
                                                               Statement.

                          DORAL FINANCIAL CORPORATION

                        1999 ANNUAL REPORT ON FORM 10-K



                               TABLE OF CONTENTS

                                                                                                                      PAGE

PART I


      Item 1.  Business..................................................................................................1
      Item 2.  Properties...............................................................................................20
      Item 3.  Legal Proceedings........................................................................................20
      Item 4.  Submission of Matters to a Vote of Security Holders......................................................20

PART II


      Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................................21
      Item 6.  Selected Financial Data..................................................................................21
      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................21
      Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................................21
      Item 8.  Financial Statements and Supplementary Data..............................................................21
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................22

PART III


      Item 10.  Directors and Executive Officers of the Registrant......................................................22
      Item 11.  Executive Compensation..................................................................................22
      Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................................22
      Item 13.  Certain Relationships and Related Transactions..........................................................22

PART IV


      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................22

                                     PART I


ITEM 1.  BUSINESS

GENERAL

     Doral Financial Corporation ("Doral Financial" or the "Company"), is a bank holding company which is engaged in a wide range of mortgage banking, banking, investment and broker-dealer activities. Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico, and is the leading mortgage banking institution in Puerto Rico in volume of origination of mortgage loans on single-family residences and in the volume of mortgage loans serviced. The total volume of loan production for the year ended December 31, 1999 for Doral Financial was $2.72 billion, while the Company had a total servicing portfolio of approximately $7.6 billion as of the same date.

     Doral Financial's mortgage banking business is principally conducted through five operating units: Doral Mortgage Corporation ("Doral Mortgage"), Centro Hipotecario de Puerto Rico, Inc. ("Centro"), both wholly-owned subsidiaries of Doral Financial, SANA Investment Mortgage Bankers, Inc. ("SANA"), a wholly-owned subsidiary of Doral Mortgage, Doral Money, Inc. ("Doral Money"), a wholly-owned subsidiary of Doral Bank ("Doral Bank PR") and HF Mortgage Bankers Division ("HF Division"), an operating division within Doral Financial. Doral Financial is engaged in the banking business through Doral Bank PR, a Puerto Rico commercial bank and through Doral Bank, FSB ("Doral Bank NY"), the Company's newly chartered federal savings bank which opened for business on October 14, 1999. The Company is also involved in the securities business through Doral Securities, Inc. ("Doral Securities").

     During the second quarter of 1998, Doral Financial established Doral Money as a vehicle for the Company's expansion into the mainland United States. Doral Money operates a multi-family and commercial real estate lending unit in the New York City metropolitan area. During the third quarter of 1999, the Company phased-out the Chicago residential wholesale operation.

     Doral Financial's principal strategy is to increase its volume of loan originations and its servicing portfolio, maximize net interest income, and further develop its banking operations. The Company seeks to increase its volume of loan originations by emphasizing quality customer service and maintaining the most extensive system of branch offices of any mortgage banking institution in Puerto Rico. The Company strives to increase the size of its servicing portfolio by relying primarily on internal loan originations and supplementing such originations with purchases of loans and mortgage servicing rights from third parties. The Company seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt GNMA securities backed by Puerto Rico FHA/VA mortgages, for longer periods prior to sale than most mortgage banking companies. This strategy has the effect of reducing the Company's overall effective tax rate. The Company also seeks to increase net interest income by funding, and holding for investment, loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations, the interest on which is tax-exempt to the Company for Puerto Rico income tax purposes.

     The Company's strategy is to offer a wide range of financial products within its mortgage banking, banking and securities units. The Company also intends to pursue opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic populations, through acquisitions, the establishment of new operations or a combination of both.

MORTGAGE BANKING BUSINESS

     MORTGAGE LOAN ORIGINATION

     Mortgage Loan Products. The Company is an approved seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), an approved issuer for the Government National Mortgage Association ("GNMA") and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA") or by the Rural Housing Service ("RHS").

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

     The Company's current mortgage loan products can be summarized as follows:

     FHA and VA loans. These are 15 to 30 year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 1999, the maximum loan amount for a VA loan was $203,000 and for FHA loans the maximum ranged from $121,296 to $154,850, depending on the location of the mortgaged property.

     RHS loans. These are 30 year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 1999, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.

     Conforming conventional loans. These are loans that satisfy the underwriting criteria for sale or exchange through FNMA or FHLMC. As of December 31, 1999, the maximum loan amount for conforming conventional loans was $252,700.

     Non-conforming loans. These are conventional mortgage loans that do not qualify for sale or exchange under the standard programs of FNMA or FHLMC. The principal deviations that do not permit non-conforming loans to qualify for such programs are relaxed requirements for income verification or credit history, or a loan amount in excess of those permitted by FNMA or FHLMC. The Company uses its own credit system to evaluate these loans and generally requires lower loan-to-value ratios and higher borrower equity. The Company is not actively involved in originating "sub-prime" mortgage loans to individuals who are deemed to be a relatively high credit risk.

     Second mortgage loans. Included within the Company's non-conforming loan products are loans secured by second mortgage liens on single family residences.

     Home equity mortgage loans. These loans are generally up to $40,000 and are secured by first or second mortgages on single family residences. They are generally made for debt consolidation, home improvements or other individual credit needs.

     Other mortgage loans. The Company also originates construction loans for owner occupied single family residences and real estate development projects, as well as land loans and loans secured by income producing residential, multi-family and commercial properties.

     For additional information on the Company's mortgage loan originations, refer to Table B included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section incorporated by reference in this report.

     MORTGAGE ORIGINATION CHANNELS

     Doral Financial's strategy is to increase the size of its mortgage serving portfolio primarily by originations through its retail branch network. The Company supplements retail originations with wholesale originations that encompass purchases of loans from third parties and referrals from mortgage brokers. In Puerto Rico, the Company maintains specialized units for the origination of construction loans and loans to finance purchases of residences in new housing developments. The Company's principal origination channels are summarized below.

     Retail branch network. The Company operates 44 mortgage banking offices on the Island and one branch office each in Miami, Florida and New York City. Customers are sought through aggressive advertising campaigns in local newspapers, as well as direct mail and telemarketing campaigns. The Company emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.

     Puerto Rico wholesale activities. Doral Financial purchases primarily FHA loans and VA loans from other mortgage bankers for securitization and resale to institutional investors in the form of GNMA securities, and, to a lesser extent, purchases conventional mortgage loans for sale. The Company purchased approximately $529 million and $354 million of mortgage loans during the years ended December 31, 1999 and 1998, respectively. In addition, the Company also originates mortgage loans referred to it by mortgage brokers. At the closing of the loan, the borrower is required to pay the mortgage broker a fee for the services it provided.

     New housing unit. In Puerto Rico, the Company maintains a special unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the acquisition of homes in newly developed housing projects. The Company originated approximately $225 million of mortgage loans to finance the purchase of homes within new housing projects during the year ended December 31, 1999, compared to $190 million for the year ended December 31, 1998.

     U.S. wholesale operation. During the third quarter of 1999, the Company made a strategic decision to phase-out the wholesale operation conducted through Doral Money's Chicago unit. This decision was made because management felt that realized and anticipated returns from this operation did not justify the investment of additional managerial and financial resources. This wholesale operation originated mortgage loans through a network of approximately 50 independent mortgage brokers approved by the Company. Most of these mortgage loans were principally originated in the states of Illinois, Indiana, Ohio, Kansas, Michigan, Kentucky and Missouri. The mortgage loans originated by the wholesale unit generally consisted of single family mortgage loans for sale under the guarantee programs of FNMA or FHLMC. However, to a lesser extent, this unit also originated adjustable rate non-conforming mortgage loans. During the years ended December 31, 1999 and 1998, this wholesale unit originated approximately $172 million and $143 million, respectively, in mortgage loans, of which approximately 75% and 80%, respectively, were mortgage loans that qualified for the sale or exchange programs of FNMA or FHLMC.

     New York multi-family and commercial real estate lending unit. The Company's lending operation established in the New York City metropolitan area during 1998, specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties. During the years ended December 31, 1999 and 1998, this unit originated approximately $133 million and $106 million, respectively.

     Construction Loans. Construction loans on residential housing developments are originated by a specialized unit within the Company.

     For more information on the Company's loan origination channels, refer to Table C in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section incorporated by reference in this report.

     LOAN UNDERWRITING

     All loan originations, regardless of whether originated through the retail network, obtained through mortgage brokers or purchased from third parties, must be underwritten in accordance with the Company's underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. Doral Financial's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. The Company's underwriting personnel, while operating within the Company's loan offices, make underwriting decisions independent of the Company's mortgage loan origination personnel. Under the Company's quality control plan, Doral Financial reverifies a portion of the mortgage loans funded each month, to provide reasonable assurance that the Company's underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, Doral Financial reconfirms employment status, the source of down payment and other key items.

     Conventional mortgage loans generally (i) do not exceed 80% (85% for certain qualifying home purchase transactions through Doral Bank PR) of the appraised value of the mortgaged property or (ii) are insured by private mortgage insurance. The maximum loan-to-value ratio on second mortgages generally does not exceed 80% (including the amount of any first mortgage). Non-conforming loans, other than jumbo loans to finance home purchases, generally have a loan-to-value ratio below 70%.

     LOAN SERVICING

     When the Company sells originated or purchased mortgage loans, it generally retains the right to service such loans and to receive the related servicing fees. Doral Financial's principal source of servicing rights has traditionally been its mortgage loan production. The Company also seeks to purchase servicing rights in bulk when it can identify attractive opportunities.

     Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, the Company's servicing agreements are terminable by the investors for cause. There has been no termination of servicing rights by any mortgage loan owners because of the failure by the Company to service loans in accordance with its contractual obligations.

     Doral Financial's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, the Company may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table D in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section incorporated by reference in this report for detailed information on the composition and movement of the Company's mortgage servicing portfolio.

     The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. The Company often sells non-conforming loans on a recourse or partial recourse basis. For additional information regarding recourse obligations, see "--Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Risks Related to Loan Activities."

     In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans and to the purchasers of servicing rights. In connection with any purchases of certain servicing rights, the Company may have a liability exposure as a guarantor to the representations and warranties of third party originators. If a loan defaults and there has been a breach of representations and warranties, the Company may become liable for the unpaid principal and interest on defaulted loans. In such a case, the Company may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. To date, the impact in earnings of loans repurchased as a result of borrower misrepresentations has not been material.

     The Company's servicing rights provide a significant continuing source of income. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected cash income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, and any recourse provisions.

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

     HRU, Inc., an entity in which Doral Financial owns a 33% equity interest, provides electronic data processing and mailing services for the Company's mortgage servicing operations and earns fees from the Company based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $1,319,000, $946,000 and $1,012,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

     SALE OF LOANS AND SECURITIZATION ACTIVITIES

     Residential Mortgage Loans. Doral Financial customarily sells or securitizes most of the loans that it originates, except for certain loans originated primarily by the banking subsidiaries and other specialized units of the Company, which are usually held-to-maturity and classified as loans receivable. As described below, the Company utilizes various channels to sell its mortgage products. The Company issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 1999, 1998 and 1997, the Company issued approximately $697 million, $543 million and $497 million, respectively, in GNMA-guaranteed mortgage-backed securities.

     Certain GNMA-guaranteed mortgage-backed securities sold by the Company are in the form of GNMA serial notes. Such pools are composed solely of FHA loans, RHS loans or VA loans secured by properties located in Puerto Rico. GNMA securities issued under the serial note program are structured into packages consisting of notes of different yields and estimated maturities, which range from 1 to 30 years and have a weighted-average maturity of approximately 12 years, taking into account historical experience with prepayments of the underlying mortgages. The rates on the serial notes or GNMA pools must be 1/2 of 1% less than the rates on the mortgages comprising the pool. Upon completion of the necessary processing, the GNMA-guaranteed mortgage-backed securities are offered for sale to the public through broker-dealers. During years ended December 31, 1999, 1998 and 1997, Doral Financial issued GNMA serial notes totaling approximately $186 million, $143 million and $269 million, respectively.

     Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides the Company with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the year ended December 31, 1999, Doral Financial securitized approximately $628 million of loans into FNMA and FHLMC mortgage-backed securities.

     Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are sold in bulk to financial institutions or other private investors, or are securitized into "private label" mortgage-backed securities through grantor trusts or REMICs that either are organized by the Company or third parties and sold through broker-dealers. Most bulk sales of non-conforming loans are made to local financial institutions. Doral Financial's bulk sales generally operate very similar to securitization transactions because when the Company sells the loans it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool being purchased. Any amounts received on the mortgages above the pass-through rate are retained by the Company. The present value of the future cash flow retained by the Company above standard servicing fees for FNMA or FHLMC are recognized on the Company's Financial Statements as interest only strips ("IOs") and recognized currently as income. See "Management's Discussion Analysis of Financial Condition and Results of Operations Amortization of IOs and Servicing Assets."

     The securitization of non-conforming loans involves the creation of a grantor trust or REMIC which issues mortgage-backed securities to investors. These mortgage-backed securities normally consist of several classes of senior, subordinate and residual certificates. The residual certificates evidence a right to receive payments on the mortgage loans after payment of all required amounts on the senior and subordinate certificates are made. To date, credit enhancement, in the form of an insurance policy and subordination, has generally been used to improve the credit rating of the senior certificates and thereby increase their marketability. The Company did not engage in securitizations on non-conforming loans during the years ended December 31, 1999, 1998 and 1997, because it has been able to obtain greater revenues through the creation of IOs by bulk sales of whole loans to local financial institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1999, 1998 and 1997 - Amortization of IOs and Servicing Assets." Subject to market conditions, the Company may enter into similar securitization transactions in the future.

     Financial Security Assurance, Inc. ("FSA") has insured senior certificates issued in connection with non-conforming loans securitization transactions. As part of its arrangement with FSA, Doral Financial has agreed to retain and pledge to FSA the residual certificates issued by the respective trusts. The Company also generally retains the subordinate certificates issued in such transactions. As of December 31, 1999 and 1998, the Company held approximately $18.0 million and $18.4 million, respectively, in subordinate certificates and $7.9 million and $2.8 million, respectively, in residual certificates issued in securitization transactions involving the Company. Currently, a liquid secondary market for subordinate or residual certificates does not exist in Puerto Rico. The value of residual certificates represents the present value of expected future distributions on such certificates over the life of the trusts and is subject to substantial fluctuations as a result of changes in prevailing interest rates.

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

     While Doral Financial generally sells loans on a non-recourse basis, the Company at times also engages in the sale or exchange of mortgage loans on a recourse basis. The sale of non-conforming loans to local financial institutions are often made on a full or partial recourse basis. Prior to 1997, recourse obligations had decreased, in part, due to the securitization of non-conforming loans into private label mortgage-backed securities that were sold on a non-recourse basis. Since the Company has shifted from selling non-conforming loans through securitizations to bulk sales of whole loans to local financial institutions, recourse obligations have increased. However, during 1999 most non-conforming loans were sold on a partial rather than full recourse basis. As of December 31, 1999, Doral Financial was servicing mortgage loans with an aggregate principal amount of $1.0 billion on a full or partial recourse basis. As of

December 31, 1999, 1998 and 1997, the Company's maximum aggregate recourse obligation relating to its mortgage servicing portfolio was approximately $608.9 million, $489.1 million and $265.5 million, respectively.

     From time to time, Doral Financial sells mortgage-backed securities and mortgage loans subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities or loans a put option that grants the buyer the right to sell, and obligates the Company to buy, the securities or loans at a future date at a negotiated price. Pursuant to SFAS No. 125, sales of securities or loans with puts are accounted for as sales or borrowings based on a financial components approach that focuses on whether control of the asset has been surrendered. As of December 31, 1999 and 1998, the Company had outstanding $53.6 million and $91.5 million, respectively, in mortgage-backed securities and mortgage loans sold subject to put arrangements, which expire in varying amounts during 2002. During the years ended December 31, 1999 and 1998, no loans or mortgage-backed securities were sold with put options by the Company.

     Multi-family Residential and Commercial Loans. The multi-family residential and commercial mortgage loans originated by the Company's New York City operation are generally originated with the intent of selling them to other financial institutions. To date, most sales have been on a partial recourse basis (up to 10% of the principal amount of the loan sold), with the recourse provision being eliminated in its entirety 18 to 24 months after sale.

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

     Prior to August 1, 1997, the interest received on FHA and VA loans secured by real property located in Puerto Rico and on GNMA mortgage-backed securities backed by these loans was exempt from Puerto Rico income taxes. This favorable tax treatment has historically permitted the Company to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United States, and also to reduce its effective tax rate through the receipt of tax-exempt interest.

     On July 22, 1997, the Puerto Rico Internal Revenue Code was amended to modify the tax-exempt treatment of FHA and VA loans secured by real property in Puerto Rico and GNMA mortgage-backed securities backed by such loans. Under the terms of the amendment, effective August 1, 1997, only FHA and VA loans used to finance the original acquisition of newly constructed housing in Puerto Rico and mortgage-backed securities backed by such loans qualify for tax-exempt treatment. The amendment, however, provides a preferential tax rate of 17% for individuals to be withheld at source with respect to interest received on FHA and VA loans not qualifying for tax exemption. In addition, the amendment grandfathered the tax-exempt status of FHA and VA loans originated on or prior to July 31, 1997 and mortgage-backed securities backed by such loans.

BANKING ACTIVITIES

     As of December 31, 1999, Doral Financial's commercial banking subsidiary, Doral Bank PR, operated through 16 branches in Puerto Rico. Similar to the Company's mortgage banking units, Doral Bank PR's lending activities are concentrated primarily on the origination of residential mortgage loans. Most of such loans are classified as held- for-sale because Doral Bank PR originates these loans with the intent of selling them in the near future. Mortgage loans originated by Doral Bank PR are usually sold through the Company's mortgage banking units. As of December 31, 1999, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $552.4 million, which includes mortgage loans held-for-sale by Doral Bank PR's wholly-owned subsidiary, Doral Money.

     Doral Bank PR is a party to a Master Loan Production Agreement with the Company's mortgage banking units whereby these units are obligated to help Doral Bank PR meet its stated mortgage loan production goals by, among other things, (i) advertising, promoting and marketing to the general public;
(ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank PR's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements. In the future, Doral Bank PR may determine to engage in direct mortgage loan originations through its branch network.

     Doral Bank PR is also a party to a Master Servicing and Collection Agreement (the "Master Servicing Agreement") with the Company's mortgage banking units, whereby these units have agreed to service all of Doral Bank PR's loans originated after the date of the Master Servicing Agreement. Under the Master Servicing Agreement, Doral Financial does not, however, purchase the intangible right to service these loans. The Company is entitled to receive a servicing fee ranging from 25 to 50 basis points of the outstanding principal amount of the loans being serviced. Doral Bank PR retains the right to terminate the Company's servicing rights, without cause, upon notice to the Company.

     In addition to residential mortgage loans held-for-sale, Doral Bank PR also originates residential mortgage loans, construction loans and commercial loans for investment which are classified as loans receivable. To a lesser extent, Doral Bank PR also originates consumer loans. Most commercial and consumer loans are originated directly by Doral Bank PR. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
Loans - Receivable" - for detailed information regarding the Company's portfolio of loans receivable.

     In addition to its lending activities, Doral Bank PR also earns fee income by collecting service charges for deposit accounts and other traditional banking services.

     On October 14, 1999, Doral Financial entered the retail banking business in the New York city metropolitan area through a newly-chartered subsidiary, Doral Bank NY. Doral Bank NY offers retail banking services and products and currently operates out of a single branch location in the New York City metropolitan area, and is exploring the possibility of opening other branch offices in the area.

     Doral Bank NY is a party to Master Loan Production and Master Servicing and Collection Agreements with Doral Financial's mortgage banking units similar to those in effect for Doral Bank PR.

BROKER-DEALER ACTIVITIES

     Doral Financial is involved in the securities business through Doral Securities, a broker-dealer firm registered with the Securities and Exchange Commission (the "SEC") and a member of the National Association of Securities Dealers, Inc. (the "NASD"). Doral Securities provides retail and institutional brokerage, financial advisory and investment banking services.

     Doral Securities' business is generally organized into two units: institutional and retail. The institutional unit handles the institutional trading and investment banking activities of the firm. The retail unit, which employed 24 registered representatives as of December 31, 1999, is responsible for handling the needs of individual retail clients. Doral Securities is an introducing broker-dealer for retail transactions with all transactions cleared through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation. As of December 31, 1999, Doral Securities had more than 2,000 customer accounts with assets of approximately $226.8 million in such accounts.

     Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including the Company, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 1999, Doral Securities had $478.8 million in outstanding reverse repurchase agreements, of which approximately $457.5 million consisted of funds loaned to the Company and its subsidiaries and which are eliminated in the preparation of Doral Financial's Consolidated Financial Statements.

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

OTHER INVESTMENT ACTIVITIES

     As a result of Doral Financial's mortgage securitization activities, the Company maintains a substantial portfolio of mortgage-backed securities held-for-trading. As a way of earning interest income, the Company also invests in investment securities that are classified either as available-for-sale or held-to-maturity.

     Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment Activities" and to Notes 6, 7 and 8 to the Company's Consolidated Financial Statements for more detailed information on the Company's investment activities.

PUERTO RICO INCOME TAXES

     Doral Financial is subject to a maximum marginal statutory corporation income tax rate of 39% pursuant to the Puerto Rico Internal Revenue Code of 1994 (the "PR Code").

     The Company is also subject to an alternative minimum tax of 22% on its alternative minimum taxable income. In computing the Company's alternative minimum taxable income, its interest expense deduction will be reduced in the same proportion that its exempt obligations (including FHA and VA loans and GNMA securities) bear to its total assets. Therefore, to the extent that the Company holds FHA loans or VA loans and other exempt obligations, it may be subject to the payment of the 22% alternative minimum tax.

     Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Effective for taxable year commencing after June 30, 1995, the Company is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR, Doral Mortgage or any other Puerto Rico subsidiary subject to tax under the PR Code. Effective July 1, 1995, the PR Code also provided for the elimination of the existing 29% withholding tax applicable on interest paid to non-resident corporations and individuals as well as a reduction of the withholding tax applicable to dividends payable to non-resident corporations and individuals from 25% to 10%.

UNITED STATES INCOME TAXES

     Doral Financial and its subsidiaries (other than Doral Bank NY and Doral Money) are corporations organized under the laws of Puerto Rico. Accordingly, the Company and its subsidiaries are subject generally to United States income tax only on their income, if any, from sources within the United States (excluding Puerto Rico). Prior to 1992, the Company did not earn any income that was subject to United States income tax. Doral Mortgage operates a branch in the State of Florida and, accordingly, is subject to both Florida income and franchise taxes and federal income tax on income effectively connected with the conduct of the trade or business of this branch. In addition, the United States may impose a branch profits tax of 30% in the event that profits from the Florida branch are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a tax credit in Puerto Rico, subject to certain limitations. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations.

     Prior to October 1, 1997, Doral Bank PR, as a federal savings association, was also subject to United States income taxes. It was entitled to a foreign tax credit for a portion of income taxes paid to the Puerto Rico Treasury Department. Doral Bank PR had elected to qualify for the benefits provided under Section 936 of the Internal Revenue Code which allows an income tax credit for a portion of the United States income taxes attributable to the earnings derived from sources within Puerto Rico. Following the conversion of Doral Bank PR to a Puerto Rico commercial bank on October 1, 1997, it became subject to taxation in substantially the same manner as Doral Financial and the other Puerto Rico subsidiaries of Doral Financial.

EMPLOYEES

     At December 31, 1999, Doral Financial employed 1,444 persons. Of these, 1,094 were employed in the mortgage banking units with 510 involved in loan production activities and 227 involved in loan servicing activities.

As of such date, the Company's banking and broker-dealer operations employed 305 and 45 employees, respectively. None of Doral Financial's employees are represented by a labor union and Doral Financial considers its employee relations to be good.

REGULATION--MORTGAGE BANKING BUSINESS

     The Company's mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products. Although Doral Financial believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of the Company.

     Each of the Company's mortgage banking subsidiaries that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, the Company has not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in the Company being unable to receive such authorization in the future. The Company's operations in the mainland United States are subject to regulation by various state regulators in those states in which it conducts business.

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

REGULATION-BANKING OPERATIONS

FEDERAL REGULATION

     General

     Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956 (the "BHC Act"), as recently amended by the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"). As a bank holding company that has elected to be treated as a financial holding company under the Gramm-Leach-Bliley Act, Doral Financial's activities and those of its banking and nonbanking subsidiaries are limited to activities that are financial in nature. See "Financial Modernization Legislation" for a description of recent legislation expanding the powers of financial holding companies. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company, without the prior approval of the Federal Reserve. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions.

     Doral Bank PR is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC and the Office of the Commissioner. Doral Bank NY is subject to supervision and examination by the Office of Thrift Supervision ("OTS") and the FDIC. The banking subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's banking subsidiaries. In addition to the impact of regulation, commercial and savings banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

     As a creditor and financial institution, Doral Financial's banking subsidiaries are subject to certain regulations promulgated by the Federal Reserve Board including, without limitations, Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).

     Holding Company Structure

     Doral Bank PR, Doral Bank NY and any other insured depository institution subsidiaries organized by Doral Financial in the future, are subject to restrictions under Federal law that govern certain transactions between the Company or other nonbanking subsidiaries of the Company, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary to the Company, or to any one nonbanking subsidiary of the Company, are limited in amount to 10% of the depository institution's capital stock and surplus and, with respect to all of its nonbanking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between the Company or any of its nonbanking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.

     Under Federal Reserve policy, a bank holding company such as Doral Financial is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In connection with the organization of Doral Bank NY, Doral Financial entered into a commitment with the FDIC to maintain Doral Bank NY's ratio of Tier 1 capital to total assets at a level of not less than 8% throughout its first three years of operation. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Because the Company is a bank holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

     Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution (which term includes both commercial banks and savings banks), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owned by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

     Financial Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which became effective in most significant respects on March 11, 2000. Under the Act, bank holding companies, such as Doral Financial, all of whose depository institutions are "well capitalized" and "well managed", as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies ("FHCs"). FHCs are permitted to engage in a broader spectrum of activities than those previously permitted to bank holding companies. FHCs can engage in any activities that are "financial" in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).

     Subject to certain limitations, under new merchant banking rules, FHCs are also permitted to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas (including Puerto Rico) investments applicable to bank holding companies that are not FHCs.

     On February 18, 2000, Doral Financial filed an election with the Board of Governors of the Federal Reserve System (the "Board") to become an FHC, which became effective on March 11, 2000.

     Under the Gramm-Leach-Bliley Act, if Doral Financial fails to meet the requirements for being an FHC and is unable to correct such deficiencies within certain prescribed time periods, the Board could require Doral Financial to divest control of its depository institution subsidiaries or alternatively to cease conducting activities that are not permissible to bank holding companies that are not FHCs.

     Capital Adequacy

     Under the Federal Reserve's risk-based capital guidelines for bank holding companies, the minimum guidelines for the ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interests in unconsolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, in the case of a bank holding company, less goodwill and certain other intangible assets discussed below ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

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

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including that they meet the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage Ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 Leverage Ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

     In 1996, the Federal Reserve and other U.S. Federal bank regulatory agencies jointly issued a final rule that amended the risk-based capital guidelines to incorporate a measure for market risk (the "market risk amendment"). Although compliance is mandatory in 1998 for banking organizations with extensive trading activities, the market risk amendment permits the bank regulatory agencies to exclude institutions from the application of the amendment if certain criteria are met. Doral Financial has requested the Federal Reserve to be excluded from the application of the market risk amendment on the basis that the Company's trading activities are primarily related to its mortgage securitization activities and that they are not the type of activities contemplated by the market risk amendment. To date, the Federal Reserve had not acted on the Company's request.

     The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and savings banks, such as Doral Bank PR and Doral Bank NY, that are substantially similar to those adopted by the Federal Reserve for bank holding companies. In addition to the regulatory capital requirements set forth in the table below, as condition for insurance of accounts, the FDIC required that Doral Bank NY's Tier 1 capital ratio be maintained at not less than 8% throughout the first three years of operations and that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

     Set forth below are the Company's, Doral Bank PR's and Doral Bank NY's capital ratios at December 31, 1999, based on existing Federal Reserve, OTS and FDIC guidelines.


                                   THE COMPANY                DORAL BANK PR           DORAL BANK NY
                                   -----------                -------------           -------------

Tier 1 capital ratio                   18.1%                      16.3%                   155.3%
Total capital ratio                    18.4%                      16.7%                   155.3%
Leverage ratio                          8.8%                       9.6%                    79.5%

     Failure to meet capital guidelines could subject a bank holding company or an insured bank to a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA" below.

     Bank regulators have in the past indicated their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels or on what schedule.

     FDICIA

     Under FDICIA, federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder, establish five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is deemed to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based Total Capital ratio of at least 10%, and is not subject to any written agreement or regulatory directive to meet a specific capital level. A depository institution is deemed to be adequately capitalized if it is not well capitalized but maintains a Leverage Ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk based Tier l capital ratio of at least 4% and a risk-based Total Capital ratio of at least 8%. A depository institution is deemed to be undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed to be significantly or critically undercapitalized). An institution is deemed to be significantly undercapitalized if it has a Leverage Ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based Total Capital ratio of less than 6%. An institution is deemed to be critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

     At December 31, 1999, the Company's banking subsidiaries were both well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Company, Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institution's financial condition and results of operations.

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

     The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank PR and Doral Bank NY, but they are not directly applicable to bank holding companies, such as the Company, which control such institutions. However, Federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

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

     For purposes of the Riegle-Neal Act's amendments to the FDIA, Doral Bank PR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act, Doral Bank PR is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Doral Bank PR's home state. Because Doral Bank PR does not currently operate in the mainland United States, it has not designated a "home state" for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect to which federal agency will approve interstate transactions or with respect to which "home state" determination rules will apply.

     As a Federal savings bank, Doral NY is subject to the branching regulations promulgated by the OTS. Such regulations allow Doral Bank NY to branch on an interstate basis without geographic limitations.

     Federal Legislative Proposals

     Various other legislation affecting depository institutions and bank holding companies is from time to time introduced in Congress. Doral Financial cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon the Company's financial condition or results of operations.

     Dividend Restrictions

     The payment of dividends by the banking subsidiaries to Doral Financial may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See "-FDICIA."

     See "-Regulation-Banking Operations-Puerto Rico Regulation" for a description of certain restrictions on Doral Bank PR's ability to pay dividends under Puerto Rico law. See - "Regulation - Banking Operations - Savings Bank Regulation", for a description on Doral Bank NY's ability to pay dividends under OTS regulations.

     FDIC Insurance Assessments

     The deposits of Doral Bank PR and Doral Bank NY are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC and, accordingly, the banking subsidiaries are subject to FDIC deposit insurance assessments.

     Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; group "B" institutions are those that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and group "C" institutions are those for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution, unless effective action is taken to correct the areas of weakness.

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium, and currently premiums related to deposits assessed by both the Bank Insurance Fund ("BIF") and the SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits.

     DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates for 1999 were set at basis points annually for BIF-assessable deposits and basis points annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first. As of December 31, 1999, Doral Bank PR and Doral Bank NY had a deposit base of approximately $829.2 million and $17.8 million, respectively, (consisting entirely of SAIF assessment deposits).

     Brokered Deposits

     FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Doral Financial does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of its banking subsidiaries, which are currently well capitalized institutions.

     As of December 31, 1999 and 1998, Doral Bank PR had approximately $295.4 million and $96.8 million, respectively, of brokered deposits. As of December 31, 1999, Doral Bank NY had no brokered deposits. Doral Bank PR uses brokered deposits as a source of long-term funding.

PUERTO RICO REGULATION

     General

     As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank PR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

     Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 1999, Doral Bank PR had an adequate reserve fund established.

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

     Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, other than government deposits (federal, state and municipal) secured by actual collateral. The Office of the Commissioner can, by regulation, increase the reserve requirement to 30% of demand deposits.

     Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. As of December 31, 1999, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $15.4 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 1999, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $19.2 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

     Section 14 of the Banking Law authorizes Doral Bank PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank PR currently operates one subsidiary, Doral Money, Inc., which engages in mortgage banking activities in the mainland United States.

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

SAVINGS BANK REGULATION

     As a Federal savings bank, Doral Bank NY's investments, borrowings, lending, issuance of securities, establishment of branch offices and all other aspects of its operation are subject to the jurisdiction of the OTS.

     Doral Bank NY's payment of dividends is subject to the limitations of the capital distribution regulation promulgated by the OTS. The OTS' regulation determines a savings bank's ability to pay dividends, make stock repurchases, or make other types of capital distributions, according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, without constituting an unsafe or unsound practice. Institutions that do not meet their capital requirements can make distributions with the prior approval of the OTS.

     For savings banks such as Doral Bank NY that meet all applicable capital requirements, the safe-harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (i) the current year's net income and (ii) the amount that causes the excess of any component of the association's total capital to be less than only one-half of such excess at the beginning of the year; so long as the association continues to satisfy applicable capital requirements after the distribution.

     OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 1999, the legal lending limit for Doral Bank NY under this regulation was approximately $3.7 million. Doral Bank NY's legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY's expanded aggregate legal lending limit under this provision was approximately $6.2 million as of December 31, 1999.

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

     Section 12 of the Puerto Rico Banking Act requires the prior approval of the Office of the Commissioner with respect to a transfer of voting stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquire more than 5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Puerto Rico Banking Act, the determination of the Office of the Commissioner whether to approve a change of control filing is final and non-appealable.

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

REGULATION-BROKER-DEALER OPERATIONS

     Doral Securities is registered as a broker-dealer with the SEC and the Office of the Commissioner, and is also a member of the NASD. As a registered broker-dealer, it is subject to regulation by the SEC, the NASD and the Office of the Commissioner in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to the SEC's net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business.

MARKET AREA AND COMPETITION

     Prior to March 1992, Puerto Rico was Doral Financial's exclusive service area. Although Doral Financial has opened offices in Miami, Florida and New York, Puerto Rico remains Doral Financial's predominant service area.
The following table sets forth the Company's loan origination composition:

                                                                                         DECEMBER 31,
                                                                        -----------------------------------------------
                                                                             1999            1998             1997
Puerto Rico:
     Metropolitan Area.................................................       50%             47%             52%
     Outside the Metropolitan Area.....................................       39%             42%             47%
United States:
     Illinois and adjoining states.....................................       6%              6%              ---
     New York/New Jersey...............................................       5%              5%              ---
     Florida...........................................................       (1)             (1)              1%

--------------------------
(1)  Less than one percent.

     The competition in Puerto Rico for the origination of mortgages is substantial. Competition comes not only from other mortgage bankers but also from major commercial banks. There are approximately 55 mortgage banks and 19 commercial banks operating in Puerto Rico, including affiliates of banks headquartered in the United States, Canada and Spain. Doral Financial competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

THE COMMONWEALTH OF PUERTO RICO, USA

     General. Puerto Rico, the fourth largest and most economically developed of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. The average flying time from New York City is approximately 3 1/2 hours and from Miami, Florida 2 1/2 hours. Puerto Rico is approximately 100 miles long and 35 miles wide. According to estimates of the Puerto Rico Planning Board, the population of Puerto Rico is approximately to 3.8 million. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million. The Caribbean region has a population of over 30 million located in more than 25 principal islands.

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

     The Economy. The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 1999, approximately 87% of Puerto Rico's exports went to the United States mainland, which was also the source of approximately 60% of Puerto Rico's imports. For the fiscal year ended June 30, 1999, Puerto Rico experienced a positive merchandise trade balance of $9.6 billion.

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

     Gross product increased from $28.5 billion ($26.0 billion in 1992 prices) for fiscal 1995 to $38.2 billion ($29.8 billion in 1992 prices) for fiscal 1999, an increase of 34.4% (14.8% in real terms). Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 1999, personal income per capita was $9,674 ($8,571 in 1992 prices). Average employment increased from 1,051,000 in fiscal 1995 to 1,147,000 in fiscal 1999. Average unemployment decreased from 13.8% in fiscal 1995 to 12.5% in fiscal 1999. The seasonally adjusted unemployment rate for January 2000 was 11.9%.

     Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollars and the level of interest rates and changes to existing tax incentive legislation as discussed below.

     The Small Business Job Protection Act, which was signed into law on August 20, 1996, provided for the repeal of Section 936 of the Internal Revenue Code over a ten year phase-out period for corporations with operations in Puerto Rico as of August 1995. Section 936 has traditionally provided tax incentives for U.S. corporations to invest in Puerto Rico. In addition, the Act eliminated the tax credit for corporations that established operations in Puerto Rico after October 1995. The elimination of the benefits of Section 936, without the substitution of another fiscal incentive to attract investment to Puerto Rico, could have an adverse effect on the future growth of the Puerto Rico economy. At this point, the Company cannot predict the long-term impact of the repeal of
Section 936 on the economy of Puerto Rico.

ITEM 2.  PROPERTIES

     The executive and administrative offices of Doral Financial are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and consist of approximately 11,136 square feet of office space. Doral Mortgage's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan, Puerto Rico and consist of approximately 33,000 square feet of office space. Both of these facilities are leased. The Company also leases additional office space of approximately 170,500 square feet throughout Puerto Rico. In the mainland United States, the Company leases approximately 9,200 square feet of office space as follows: Florida 1,000 square feet and New York 8,200 square feet. The Company's leases are for various terms expiring through 2005 and thereafter. Annual aggregate rental payments made during the years ended December 31, 1999, 1998 and 1997 were $4,467,000, $3,273,000 and $2,518,000, respectively. Doral Financial owns a two-acre parcel of land located in the San Juan metropolitan area on which the Company is currently constructing a new headquarters building. Adjacent to this property, Doral Financial also owns two parcels of land with 3,143 square feet on which two buildings are located. Doral Financial purchased these parcels and buildings for $2,223,284 in 1999. Doral Financial also owns a 2,000 square foot building and underlying real property where a bank branch is located. Except for the properties previously described, Doral Financial does not own any real property other than OREO acquired in the ordinary course of business. The site for the new headquarters building was purchased for $3.0 million. Construction costs are estimated at approximately $40.0 million, including the $3.0 million cost of the land.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of Doral Financial's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included under the caption "Stock Prices and Dividend Policy" in Doral Financial's Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report to Shareholders") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the information included in Table A commencing on page 20 of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report to Shareholders.

     The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

                                                                                           YEAR ENDED DEC. 31,
                                                                                       ----------------------------

                                                                              1999     1998        1997       1996      1995
                                                                              ----     ----        ----       ----      ----
Ratio of Earnings to Combined Fixed Charges
     Including Interest on Deposits........................................   1.46x   1.51x       1.61x      1.66x      1.50x
     Excluding Interest on Deposits........................................   1.59    1.61        1.72       1.75       1.54
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
     Including Interest on Deposits........................................   1.41x   1.50x       1.60x      1.66x      1.49x
     Excluding Interest on Deposits........................................   1.52    1.59        1.72       1.75       1.53

     For purposes of computing these consolidated ratios, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expenses and capitalized, amortization of debt issuance costs, and the Company's estimate of the interest component of rental expense. Ratios are presented both including and excluding interest on deposits. The term "preferred stock dividends" is the amount of pre-tax earnings that is required to pay dividends on the Company's outstanding preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to the information included under the subcaption "Interest Rate Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Doral Financial, together with the report thereon of the Company's independent auditors PricewaterhouseCoopers LLP dated February 25, 2000, included as part of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 2000 Annual Meeting of stockholders (the "Proxy Statement") filed with the Securities and Exchange Commission on March 16, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.

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

         (1) Financial Statements.

             The consolidated financial statements of Doral Financial and its subsidiaries, together with the report thereon of the Company's independent auditors PricewaterhouseCoopers dated February 25, 2000, appearing in the Annual Report to Shareholders, are incorporated herein by reference.

         (2) Financial Statement Schedules.

             All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits.

EXHIBIT
NUMBER                              Description
-------                             ------------
1.1            Distribution Agreement, dated May 14, 1999, among Doral Financial
               Corporation, Merrill Lynch & Co. and Bear, Stearns & Co., Inc.
               (Incorporated by reference to the same exhibit number of the
               Company's Current Report on Form 8-K dated May 14, 1999.)
1.2            Terms Agreement, dated July 1, 1999, among Doral Financial,
               Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
               Incorporated and Bear, Stearns & Co. Inc., relating to the offer and sale of Doral Financial's Medium-Term Senior Notes, Series A due July 8, 2004. (Incorporated by reference to exhibit number
               1.1 of the Company's Current Report on Form 8-K dated July 7,
               1999.)
3.1(b)         Certificate of Designation creating the 8% Convertible Cumulative
               Preferred Stock (Liquidation Preference $1,000 per Share.)
               (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998.)
3.1(c)         Second Restated Certificate of Incorporation of Doral Financial.
               (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998.)
3.1(d)         Certificate of Designation creating the 7% Noncumulative Monthly
               Income Preferred Stock, Series A (Incorporated herein by
               reference to exhibit number 3.4 of the Company's Registration
               Statement on Form 8-A filed with the Commission on February 17,
               1999.)
3.1(e)         Certificate of Incorporation of Doral Financial as currently in effect. (Filed herewith.)
3.1(f)         Certificate of Amendment, dated May 13, 1999, to Restated
               Certificate of Incorporation. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1999.)
3.2            By-laws of Doral Financial, as amended as of October 19, 1998.
               (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998.)
4.1            Common Stock Certificate. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1998.)
4.2            1997 Employee Stock Option Plan (Incorporated herein by reference to the same exhibit number of the Company's Registration
               Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.)
4.3            Loan and Guaranty Agreement among Puerto Rico Industrial,
               Tourist, Educational, Medical and Environmental Control
               Facilities Financing Authority ("AFICA"), Doral Properties, Inc.
               and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999.)
4.4            Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1999.)
4.5            Form of Serial and Term Bond (included in Exhibit 4.4 hereof).
4.6            Deed of Constitution of First Mortgage. (Incorporated herein by reference to exhibit number 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
4.7            Mortgage Note (included in Exhibit 4.6 hereof).
4.8            Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1999.)
4.9            Indenture, dated May 14, 1999, between Doral Financial and
               Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated by reference to exhibit 4.1 of the
               Company's Current Report on Form 8-K dated May 14, 1999.)

EXHIBIT
NUMBER                              Description
-------                             ------------
4.10           Indenture, dated May 14, 1999, between Doral Financial and
               Bankers Trust Company, as trustee, pertaining to subordinated debt securities (Incorporated by reference to exhibit number 4.3 of the Company's Current Report on Form 8-K dated May 14, 1999.)
4.11           Form of Note for Doral Financial's 8.5% Medium-Term Senior Notes,
               Series A due July 8, 2004. (Incorporated by reference to exhibit number 4.1 of the Company's Current Report on Form 8-K dated July
               7, 1999.)
10.14          Doral Restricted Stock Plan. (Incorporated herein by reference to the same exhibit number of the Company's Form 10 filed with the
               Commission on October 7, 1988, as amended by Form 8 amendments thereto.)
10.30          Loan Agreement between Doral and Puerto Rico Island Rental
               Limited Dividend Partnership S.E., dated December 27, 1990.
               (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-1 (No. 33-39651)
               filed with the Commission on March 29, 1991.)
10.32          Warehousing Loan Agreement dated September 8, 1995 between Doral and Banco Santander Puerto Rico. (Incorporated herein by
               reference to the same exhibit number of the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994.)
10.33          Loan Agreement dated November 25, 1987 between Doral and
               Scotiabank de Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-1 (No. 33-39651) filed with the Commission on March 29,
               1991.)
10.37          Third Amendment to Loan Agreement dated June 5, 1991 between
               Doral and Scotiabank de Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company's Annual
               Report on From 10-K for the year ended December 31, 1991 (File
               No. 0-17224).)
10.40          Insurance and Indemnity Agreement dated as of May 28, 1992, between Doral and Financial Security Assurance Inc. (Incorporated
               herein by reference to the same exhibit number of the Company's
               Registration Statement on Form S-2 (No. 33-52292) filed with the
               Commission on September 23, 1992.)
10.41          Letter Agreement dated August 20, 1992 between Scotiabank de
               Puerto Rico and Doral confirming the renewal of the Loan
               Agreement dated November 25, 1987. (Incorporated herein by reference to the same exhibit number of the Company's
               Registration Statement on Form S-2 (No. 33-52292) filed with the
               Commission on September 23, 1992.)
10.42          Financing Agreement dated May 14, 1992, between Doral and Banco
               Popular de Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on
               Form S-2 (No. 33-52292) filed with the Commission on September
               23, 1992.)
10.44          Addendum to Warehousing Loan Agreement dated August 1, 1991, between Doral and Banco Santander Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company's
               Registration Statement on Form S-2 (No. 33-52292) filed with the
               Commission on September 23, 1992.)
10.45          Addendum to Warehousing Loan Agreement dated May 29, 1992, between Doral and Banco Santander Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company's
               Registration Statement on Form S-2 (No. 33-52292) filed with the
               Commission on September 23, 1992.)
10.46          Letter Agreement dated November 28, 1988 amending the Loan
               Agreement between Doral and Scotiabank de Puerto Rico dated
               November 25, 1987. (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form
               S-2 (No. 33-52292) filed with the Commission on September 23,
               1992.)
10.47          Amendment dated June 29, 1989 to the Loan Agreement between Doral and Scotiabank de Puerto Rico dated November 25, 1987.
               (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-2 (No. 33-52292)
               filed with the Commission on September 23, 1992.)

EXHIBIT
NUMBER                              Description
-------                             ------------
10.51          Master Repurchase Agreement, dated March 24, 1993, between Doral and Bear Sterns Mortgage Capital Corporation. (ncorporated by reference to exhibit number 19.2 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1993 (File
               No. 0-17224).)
10.52          Amended and Restated Master Production Agreement, dated as of
               October 1, 1995, between Doral, Doral Mortgage and Doral Bank,
               Master Production Agreement, dated as of October 1, 1995, between
               Doral, Doral Mortgage and Doral Bank. (Incorporated by reference to exhibit number 19.3 of the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1993 (File No.
               0-17224).)
10.53          Master Purchase, Servicing and Collection Agreement, dated as of
               September 15, 1993, between Doral and Doral Bank. (Incorporated by reference to exhibit number 19.4 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1993
               (File No. 0-17224).)
10.57          Master Repurchase Agreement among Merrill Lynch Mortgage Capital,
               Inc., Doral and Doral Mortgage together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12,
               1995. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
10.59          Demand Note dated December 9, 1994. (Incorporated herein by reference to the same exhibit number of the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994.)
10.60          Form of Medium Term Note, 1994 Series Puerto Rico-A.
               (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994.)
10.62          Exchange Agreement dated July 9, 1997, between Doral and Popular,
               Inc. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1997.)
10.63          Financing Agreement dated October 10, 1995, between Doral and
               Banco Santander together with related Assignment and Pledge
               Agreements. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1995.)
10.64          Master Servicing and Collection Agreement dated October 1, 1995, between Doral and Doral Bank. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form
               10-K for the year ended December 31, 1995.)
10.65          Employment Agreement, dated as of February 25, 1998, between
               Doral and Frederick C. Teed. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form
               10-K for the year ended December 31, 1998.)
10.66          First Amendment to Master Servicing and Collection Agreement,
               dated as of March 1, 1996, between Doral and Doral Bank.
               (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1996.)
10.67          First Amendment to Amended and Restated Master Production
               Agreement, dated as of March 1, 1996, between Doral, Doral
               Mortgage Corporation and Doral Bank, respectively. (Incorporated herein by reference to the same exhibit number of the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1996.)
10.69          Indenture, dated as of October 10, 1996, between the Company and
               Bankers Trust Company, as trustee, including form of Senior Note.
               (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report For 8-K, dated October 10, 1996.)
10.72          Employment Agreement, dated May 1, 1997 between Doral Bank and
               Jose G. Vigoreaux. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
10.73          Credit Agreement dated November 5, 1997, between Doral, Doral
               Mortgage, the lender party thereto and Bankers Trust Company as
               Agent. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

EXHIBIT
NUMBER                              Description
-------                             ------------
10.78          Form of Stock Option Agreement for use under 1997 Employee Stock
               Option Plan. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
10.79          First Supplemental Indenture, dated as of October 19, 1998, between the Company and Bankers Trust Company. (Incorporated herein by reference to the same exhibit number of the Company's
               Current Report on Form 8-K dated October 19, 1998.)
10.83          Employment Agreement with Francisco Rivero dated June 29, 1998.
               (Incorporated by reference to the same exhibit number of the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1998.)
10.85(a)       Credit Agreement, dated as of April 9, 1999, between FirstBank
               Puerto Rico and the Company. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1999.)
10.85(b)       First Amendment, dated as of May 13, 1999, to Credit Agreement, dated as of April 9, 1999, between FirstBank Puerto Rico and the
               Company. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1999.)
10.86          Warehousing Loan Agreement, dated as of April 29, 1999, among
               Doral Financial, Doral Mortgage Corporation and Citibank, N.A.
               (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1999.)
10.87          Purchase Contract, dated as of August 3, 1999, among Doral
               Mortgage Corporation, Nancy Hernandez and Salomon Levis.
               (Incorporated by reference to the same exhibit number of the
               Company's Current Report on Form 8-K dated August 3, 1999.)
10.88          Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral
               Mortgage Corporation, the lenders party thereto and Bankers Trust
               Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1999.)
10.89          Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral
               Mortgage Corporation, the lenders party thereto and Bankers Trust
               Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1999.)
10.90          Employment Agreement, dated as of December 22, 1999, between the
               Company and Salomon Levis. (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated
               December 22, 1999.)
10.91          Employment Agreement, dated as of December 22, 1999, between the
               Company and Zoila Levis. (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated
               December 22, 1999.)
10.92          Employment Agreement, dated as of December 22, 1999, between the
               Company and Richard F. Bonini. (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1999.)
10.93          Employment Agreement, dated as of December 22, 1999, between the
               Company and Mario S. Levis. (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1999.)
10.94          Note Purchase Agreement, dated September 17, 1999 (including form of Senior Note). (Incorporated by reference to exhibit number
               10.88 of the Company's Current Report on Form 8-K dated October
               7, 1999.)
10.95          Master Repurchase Agreement, dated as of June 4, 1999, between
               Doral Financial and Bear Stearns Mortgage Capital Corporation.
               (Incorporated by reference to exhibit number 10.89 of the
               Company's Current Report on Form 8-K dated October 7, 1999.)
10.96          First Amendment, dated as of November 30, 1999, to Amended and
               Restated Credit Agreement (Warehouse Facility), dated as of June
               25, 1999, between Doral Financial Corporation, Doral Mortgage
               Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Filed herewith.)

EXHIBIT
NUMBER                              Description
-------                             ------------
10.97          First Amendment, dated as of November 30, 1999, to Amended and
               Restated Credit Agreement (Servicing Facility), dated as of June
               25, 1999, between Doral Financial Corporation, Doral Mortgage
               Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Filed herewith.)
10.98          First Amendment, dated as of December 23, 1999, to Warehousing
               Loan Agreement, dated as of April 29, 1999, among Doral
               Financial, Doral Mortgage Corporation and Citibank, N.A. (Filed
               herewith.)
10.99          Master Loan and Security Agreement, dated as of December 30,
               1999, between Doral Financial and Morgan Stanley Mortgage Capital
               Inc. (Filed herewith.)
12(a)          Computation of Ratio of Earnings to Fixed Charges. (Filed
               herewith.)
12(b)          Computation of Ratio of Earnings to Fixed Charges and Preferred
               Stock Dividends. (Filed herewith.)
13             Annual Report to Shareholders for the year ended December 31,
               1999. (Filed herewith.)
21             List of Doral's subsidiaries.  (Filed herewith.)
23             Consent of PricewaterhouseCoopers LLP.  (Filed herewith.)
27             Financial Data Schedule (Edgar version only).  (Filed herewith.)
99             Administrative Procedures governing Fixed and Floating Rate
               Medium-Term Notes, Series A, dated as of May 14, 1999.
               (Incorporated by reference to the same exhibit number of the
               Company's Current Report on Form 8-K dated May 14, 1999.)

         (b)      Reports on Form 8-K.

         (1) Current Report on Form 8-K ("Form 8-K"), dated October 7, 1999, reporting under Item 5 "Other Events" the Company's unaudited results for the quarter and nine months ended September 30, 1999 and the issuance on September 19, 1999 of $29 million of the Company's unsecured senior notes.

         (2) Form 8K, dated December 22, 1999, reporting under Item 5 - "Other Events" the execution of new employment agreements with Salomon Levis, the Chairman of the Board and Chief Executive Officer of the Company, as well as with Zoila Levis, its President, Richard F. Bonini, its Senior Executive Vice President and Chief Financial Officer, and Mario S. Levis, its Executive Vice President and Treasurer.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DORAL FINANCIAL CORPORATION



                                            By:       /s/ SALOMON LEVIS
                                               -------------------------------
                                                        Salomon Levis
                                                  Chairman of the Board and
                                                   Chief Executive Officer
Date: March 27, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/ SALOMON LEVIS                                        Chairman of the Board and
--------------------------------------------               Chief Executive Officer           March 27, 2000
                 Salomon Levis

 /s/ RICHARD F. BONINI                                         Director and
--------------------------------------------              Chief Financial Officer            March 27, 2000
               Richard F. Bonini

 /s/ EDGAR M. CULLMAN, JR.
--------------------------------------------                     Director                    March 27, 2000
            Edgar M. Cullman, Jr.

 /s/ JOHN L. ERNST
--------------------------------------------                     Director                    March 27, 2000
                John L. Ernst

 /s/ EFRAIM KIER
--------------------------------------------                     Director                    March 27, 2000
                  Efraim Kier

 /s/ ZOILA LEVIS
--------------------------------------------                     Director                    March 27, 2000
                 Zoila Levis

 /s/ A. BREAN MURRAY
--------------------------------------------                     Director                    March 27, 2000
               A. Brean Murray

 /s/ HAROLD D. VICENTE
--------------------------------------------                     Director                    March 27, 2000
               Harold D. Vicente

 /s/ RICARDO MELENDEZ                                       Vice President and
--------------------------------------------           Principal Accounting Officer          March 27, 2000
               Ricardo Melendez