Form 10-Q
period 2000-03-31
DORAL FINANCIAL CORP
filed 2000-05-15
CIK 840889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ------------------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

YES  [X]    NO   [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 12, 2000 - 42,362,634

                        DORAL FINANCIAL CORPORATION
                                 INDEX PAGE

                                                                                                             PAGE
                                      PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Consolidated Statements of Financial Condition as of March 31, 2000 (Unaudited) and December
          31, 1999.........................................................................................     4

          Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
          March 31, 2000 and March 31, 1999................................................................     5

          Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2000 and
          March 31, 1999...................................................................................     6

          Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended March 31, 2000
          and March 31, 1999...............................................................................     7

          Notes to Consolidated Financial Statements.......................................................     8

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations............    14

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.......................................    33

                                        PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings................................................................................    34

Item 2 -  Changes in Securities............................................................................    34

Item 3 -  Defaults Upon Senior Securities..................................................................    34

Item 4 -  Submission of Matters to a Vote of Security Holders..............................................    34

Item 5 -  Other Information................................................................................    37

Item 6 -  Exhibits and Reports on Form 8-K.................................................................    37

SIGNATURES.................................................................................................    38

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

                          DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                                         March 31,            December 31,
                                                                                           2000                   1999
                                                                                        (unaudited)             (audited)
                                                                                        ------------          ------------
ASSETS
Cash and due from banks                                                                 $     21,444          $     25,793
                                                                                        ------------          ------------
Money market investments:
   Securities purchased under agreements to resell                                             9,453                21,430
   Time deposits with other banks                                                             97,476               246,010
   Other short term investments, at cost                                                     134,905               102,796
                                                                                        ------------          ------------

         Total money market investments                                                      241,834               370,236
                                                                                        ------------          ------------

Investment securities and other instruments:
   Trading securities, at fair value                                                       1,002,957               862,698
   Securities available-for-sale, at fair value                                              143,442                66,325
   Securities held-to-maturity, at amortized cost                                          1,482,409             1,509,060
   Federal Home Loan Bank of NY (FHLB) stock, at cost                                         24,145                21,645
                                                                                        ------------          ------------

         Total investment securities and other instruments                                 2,652,953             2,459,728
                                                                                        ------------          ------------

Loans:
   Mortgage loans held-for-sale, at lower of cost or market                                1,276,740             1,015,703
   Loans receivable, net                                                                     288,726               231,184
                                                                                        ------------          ------------

         Total loans                                                                       1,565,466             1,246,887
                                                                                        ------------          ------------

Receivables and mortgage servicing advances                                                   54,687                56,021
Broker dealer's operations receivable                                                         21,314               158,798
Accrued interest receivable                                                                   38,298                42,021
Servicing assets, net                                                                        116,115               109,721
Property, leasehold improvements and equipment, net                                           45,686                37,444
Cost in excess of fair value of net assets acquired, net                                       9,813                 9,964
Real estate held for sale, net                                                                 5,391                 3,910
Prepaid and other assets                                                                      18,465                16,820
                                                                                        ------------          ------------

         Total assets                                                                   $  4,791,466          $  4,537,343
                                                                                        ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase                                          $  2,149,720          $  1,927,956
Loans payable                                                                                444,245               353,460
Deposits                                                                                   1,087,346             1,010,424
Notes payable                                                                                455,425               461,053
Advances from FHLB                                                                           114,000               134,000
Broker dealer's operations payable                                                            21,698               154,210
Accrued expenses and other liabilities                                                       119,996               111,258
                                                                                        ------------          ------------

         Total liabilities                                                                 4,392,430             4,152,361
                                                                                        ------------          ------------

Commitments and contingencies
                                                                                        ------------          ------------
Stockholders' equity:
   Serial Preferred Stock, $1 par value, 10,000,000 shares authorized:
      8% Convertible Cumulative Preferred Stock, $1 par value (liquidation preference $1,000 per share), 20,000 shares designated and 8,460 shares issued and outstanding in 1999, and no shares outstanding in 2000;
      7% Noncumulative Monthly Income Preferred Stock, $1 par value (liquidation
      preference $50 per share) 1,495,000 shares issued and outstanding                        1,495                 1,503
   Common stock, $1 par value, 200,000,000 shares authorized; 42,418,634 and
      40,484,920 shares issued in 2000 and 1999, respectively; 42,362,634 and
      40,428,920 shares outstanding in 2000 and 1999, respectively                            42,419                40,485
   Paid-in capital                                                                           138,896               140,822
   Legal surplus                                                                               3,596                 3,596
   Retained earnings                                                                         221,440               205,875
   Accumulated other comprehensive income, net of taxes                                       (8,754)               (7,243)
   Treasury stock at par value, 56,000 shares held                                               (56)                  (56)
                                                                                        ------------          ------------

         Total stockholders' equity                                                          399,036               384,982
                                                                                        ------------          ------------

         Total liabilities and stockholders' equity                                     $  4,791,466          $  4,537,343
                                                                                        ============          ============


  The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                             Quarter Ended
                                                                                March 31,
                                                                    --------------------------------
                                                                        2000                1999
                                                                    ------------        ------------
Interest income:
  Loans                                                             $     24,431        $     18,201
  Mortgage-backed securities                                              19,237              13,496
  Investment securities                                                   22,606               7,540
  Other interest-earning assets                                            5,230               3,501
                                                                    ------------        ------------
Total interest income                                                     71,504              42,738
                                                                    ------------        ------------

Interest expense:
  Loans payable                                                            7,553               5,793
  Securities sold under agreements to repurchase                          28,883              15,010
  Deposits                                                                13,104               6,652
  Other borrowed funds                                                    11,006               4,421
                                                                    ------------        ------------
Total interest expense                                                    60,546              31,876
                                                                    ------------        ------------

Net interest income                                                       10,958              10,862
Provision for loan losses                                                    848                 295
                                                                    ------------        ------------
Net interest income after provision for loan losses                       10,110              10,567
                                                                    ------------        ------------

Non-interest income:
  Net gain on mortgage loan sales                                         24,136              16,234
  Trading account profit                                                     927               5,530
  Gain on sale of investment securities                                    3,299                  --
  Servicing income                                                         6,461               6,213
  Commissions, fees and other income                                       2,098                 815
                                                                    ------------        ------------
Total non-interest income                                                 36,921              28,792
                                                                    ------------        ------------

Non-interest expense:
  Compensation and benefits, net (See Note f)                              9,533              10,140
  Taxes, other than payroll and income taxes                               1,044                 483
  Maintenance                                                                303                 455
  Advertising                                                              2,103               1,398
  Professional services                                                    1,008               1,236
  Telephone                                                                  985                 884
  Rent                                                                     1,380               1,025
  Amortization of servicing assets                                         2,921               2,715
  Depreciation and amortization                                            1,528                 931
  Other, (See Note f)                                                      3,633               2,288
                                                                    ------------        ------------
Total non-interest expense                                                24,438              21,555
                                                                    ------------        ------------

Income before income taxes                                                22,593              17,804
Income taxes                                                               2,317               2,133
                                                                    ------------        ------------

Net income                                                                20,276              15,671
Retained earnings at beginning of period                                 205,875             156,315
Less cash dividends paid:
  8% Convertible Cumulative Preferred Stock                                  169                 169
  7% Noncumulative Monthly Income Preferred Stock                          1,308                 538
  Common stock                                                             3,234               2,426
                                                                    ------------        ------------
Retained earnings at the end of period                              $    221,440        $    168,853
                                                                    ============        ============

Earnings per share:
  Basic                                                             $       0.46        $       0.37
                                                                    ============        ============
  Diluted                                                           $       0.45        $       0.36
                                                                    ============        ============


   The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                                       Quarter Ended
                                                                                                          March 31,
                                                                                                -----------------------------
                                                                                                    2000              1999
                                                                                                -----------       -----------
                                                                                                         (unaudited)
Cash flows from operating activities:
Net income ...............................................................................      $    20,276       $    15,671
                                                                                                -----------       -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................            1,377               931
     Amortization of interest-only strips held in trading accounts .......................            2,799             1,656
     Amortization of cost in excess of fair value of net assets acquired .................              151                89
     Amortization of servicing assets ....................................................            2,921             2,715
     Deferred tax provision (benefit) ....................................................              282               (82)
     Provision for loan losses ...........................................................              848               295
     Origination and purchases of mortgage loans held for sale ...........................         (689,386)         (690,424)
     Principal repayment and sales of mortgage loans held for sale .......................          190,660           685,462
     Purchases of trading securities .....................................................         (279,266)         (697,778)
     Principal repayments and sales of trading securities ................................          375,771           658,780
     Increase in interest only strips, net ...............................................           (2,099)           (1,095)
     Increase in servicing assets ........................................................           (9,315)           (9,322)
     Decrease (increase) in receivables and mortgage servicing advances ..................            1,334              (681)
     Decrease in broker dealer's operations receivable ...................................          137,484            32,810
     Decrease (increase) in accrued interest receivable ..................................            3,723              (518)
     Decrease in interest payable ........................................................           (7,101)           (1,140)
     Decrease in broker dealer's operations payable ......................................         (132,512)          (31,583)
     Increase in accounts payable and other liabilities ..................................           12,638            17,359
     (Increase) decrease in prepaid and other assets .....................................           (1,645)              918
                                                                                                -----------       -----------

        Total adjustments ................................................................         (391,336)          (31,608)
                                                                                                -----------       -----------
     Net cash used in operating activities ...............................................         (371,060)          (15,937)
                                                                                                -----------       -----------

Cash flows from investing activities:
  Purchase of securities held to maturity ................................................          (28,154)               --
  Principal repayments and maturities of securities held to maturity .....................            4,805             5,352
  Origination of loans receivable ........................................................          (92,372)          (11,836)
  Principal repayments of loans receivable ...............................................           34,207             3,590
  Purchases of securities available for sale .............................................         (138,427)         (489,580)
  Principal repayments and sales of  securities available for sale .......................          112,718           270,625
  Purchase of FHLB stock .................................................................           (2,500)           (1,981)
  Purchase of property, leasehold improvements and equipment .............................           (9,619)           (3,883)
  (Increase) decrease in real estate held for sale .......................................           (1,481)              186
                                                                                                -----------       -----------

     Net cash used in investing activities ...............................................         (120,823)         (227,527)
                                                                                                -----------       -----------

Cash flows from financing activities:
  Increase in deposits ...................................................................           76,922           116,265
  Increase in securities sold under agreements to repurchase .............................          221,764            55,723
  Increase (decrease) in loans payable ...................................................           90,785           (33,755)
  Issuance of preferred stock ............................................................               --            72,065
  (Decrease) increase in FHLB advances ...................................................          (20,000)           23,500
  Decrease in notes payable ..............................................................           (5,628)             (271)
  Dividends declared and paid ............................................................           (4,711)           (3,133)
                                                                                                -----------       -----------

     Net cash provided by financing activities ...........................................          359,132           230,394
                                                                                                -----------       -----------

  Net decrease in cash and cash equivalents ..............................................         (132,751)          (13,070)

  Cash and cash equivalents at beginning of period .......................................          396,029           344,696
                                                                                                -----------       -----------

  Cash and cash equivalents at the end of period .........................................      $   263,278       $   331,626
                                                                                                ===========       ===========

  Cash and cash equivalent includes:
     Cash and due from banks .............................................................      $    21,444       $    33,522
     Money market investments ............................................................          241,834           298,104
                                                                                                -----------       -----------
                                                                                                $   263,278       $   331,626
                                                                                                ===========       ===========
  Supplemental schedule of non-cash activities
     Loan securitizations ................................................................      $   234,665       $   336,143
                                                                                                ===========       ===========

  Supplemental cash flows information:
     Cash used to pay interest ...........................................................      $    67,647       $    33,016
                                                                                                ===========       ===========
     Cash used to pay income taxes .......................................................      $       757       $     4,603
                                                                                                ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                                                                QUARTER ENDED
                                                                                                   MARCH 31,
                                                                                        -----------------------------
                                                                                           2000               1999
                                                                                        ----------         ----------
Net income:                                                                             $   20,276         $   15,671
                                                                                        ----------         ----------
Other comprehensive income, net of tax:

  Unrealized net gains (losses) on securities arising during the period
      (net of taxes of $651 - 2000 and  $4.1 million - 1999)                                 1,018             (6,458)
   Less:  reclassification adjustment for (gains) losses included in net
    income (net of taxes of $1.6 million - 2000 and $9 - 1999)                               2,529                 14
                                                                                        ----------         ----------
Other comprehensive income (loss)                                                           (1,511)            (6,472)
                                                                                        ----------         ----------

Comprehensive income, net of taxes                                                      $   18,765         $    9,199
                                                                                        ==========         ==========


  The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), SANA Investment Mortgage Bankers, Inc. ("SANA"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank ("Doral Bank PR"), Doral Bank FSB ("Doral Bank NY"), Doral Money, Inc. and Doral Properties, Inc. ("Doral Properties"). References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report for the year ended December 31, 1999, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter ended March 31, 2000 and 1999 were as follows:

                                                                                     QUARTER ENDED
                                                                                       MARCH 31,
                                                                                     -------------
                                                                                   2000         1999
                                                                                   ----         ----
       8% Convertible Cumulative Preferred Stock                                 $ 20.00      $ 20.00
       7% Noncumulative Monthly Income Preferred Stock                           $  0.88      $  0.36
       Common Stock                                                              $  0.08      $  0.06


       On March 31, 2000, all of the 8,460 shares of 8% Convertible Cumulative Preferred Stock were converted into 1,933,714 shares of common stock.

d. At March 31, 2000, escrow funds include approximately $72.0 million deposited with Doral Bank PR. These funds are included in the Company's consolidated financial statements under "Deposits". Escrow funds of approximately $4.6 million deposited with other banks which are excluded from the Company's consolidated assets and liabilities.

e. The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

                                                   Income           Shares     Per share
(Dollars in thousands, except per share data)    (numerator)    (denominator)    amount
---------------------------------------------    -----------    -------------  ----------

As of March 31, 2000:
---------------------

Income before extraordinary item                 $  20,276
Less: Convertible preferred stock dividend            (169)
Less: Nonconvertible preferred stock dividend       (1,308)
                                                 ----------
Basic EPS
---------
Income available to common shareholders             18,799      40,428,920     $   0.46
                                                 ----------     ==========     ========

Effect of dilutive securities
-----------------------------
        Convertible preferred stock dividend           169       1,933,714
        Incremental shares options                                     -
                                                 ----------     ----------
Diluted EPS
-----------
Income available to common shareholders
  plus assumed conversions                          18,968      42,362,634    $    0.45
                                                 ----------     ==========     ========
As of March 31, 1999:
---------------------

Income before extraordinary item                $   15,671
Less: Convertible preferred stock dividend            (169)
Less: Nonconvertible preferred stock dividend         (538)
                                                 ----------
Basic EPS
---------
Income available to common shareholders             14,964      40,428,920     $   0.37
                                                 ----------     ==========     ========

Effect of dilutive securities
-----------------------------
        Convertible preferred stock dividend           169       1,933,714
        Incremental shares options                                  84,755
                                                 ----------     ----------
Diluted EPS
-----------
Income available to common shareholders
  plus assumed conversions                          15,133      42,447,389    $    0.36
                                                 ----------     ==========     ========

f. Employee costs and other expenses are shown in the Consolidated Statements of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales when the loans are sold.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

                                                                                       QUARTER ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                     (IN THOUSANDS)
                                                                                -------------------------
                                                                                  2000             1999
                                                                                  ----             ----
                  Employee costs, gross                                         $ 16,144         $ 17,008
                  Deferred costs pursuant to SFAS No. 91                           6,611            6,868
                                                                                --------         --------
                       Employee cost, net                                       $  9,533         $ 10,140
                                                                                ========         ========

                  Other expenses, gross                                         $  5,072         $  4,464
                  Deferred costs pursuant to SFAS No. 91                           1,439            2,176
                                                                                --------         --------
                       Other expenses, net                                      $  3,633         $  2,288
                                                                                ========         ========

g.     Segment information

       The Company operates three reportable segments identified by line of business: mortgage banking, banking and broker-dealer operations. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company's operations are conducted in Puerto Rico.

       The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

       The information that follows presents net interest income after provision for loan losses, non-interest income, net income and identifiable assets for each of the Company's reportable segments for the periods presented.


(In thousands)

                                  Mortgage                                 Broker
                                  Banking              Banking             Dealer           Eliminations             Totals
                              ----------------     ---------------       -----------      ----------------      ----------------
                                                                 QUARTER ENDED MARCH 31, 2000
                              --------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses         $    (878)              10,026               679                   283            $   10,110
Non-interest income                 $   32,592               3,081             1,800                 (552)            $   36,921
Net income                          $   16,069               4,136               339                 (268)            $   20,276
Identifiable assets                 $2,716,594           2,034,613           793,010             (752,751)            $4,791,466

                                                                 QUARTER ENDED MARCH 31, 1999
                              --------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses         $    4,723               4,988               655                  201             $   10,567
Non-interest income                 $   25,431               2,362             1,241                 (242)            $   28,792
Net income                          $   12,760               2,744               210                  (43)            $   15,671
Identifiable assets                 $1,965,939           1,019,324           788,693             (635,834)            $3,138,122

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available-for-sale and held-to-maturity are shown below by category.

       The following table summarizes Doral Financial's holdings of trading securities as of March 31, 2000 and December 31, 1999.

         TRADING SECURITIES                                              MARCH 31,        DECEMBER 31,
         (IN THOUSANDS)                                                    2000               1999
                                                                        ----------        ------------
         Mortgage-backed securities...........................          $  877,540          $ 757,080
         Interest-only strips.................................              87,695             84,293
         U.S. Treasury and agencies...........................              34,817             15,041
         Puerto Rico government obligations...................               2,213              6,284
         Other................................................                 692                 --
                                                                        ----------          ---------
                  Total.......................................          $1,002,957          $ 862,698
                                                                        ==========          =========

       The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available-for-sale securities as of March 31, 2000 and December 31, 1999.

       Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                                       WEIGHTED
SECURITIES AVAILABLE-FOR-SALE                              AMORTIZED     UNREALIZED    UNREALIZED      MARKET          AVERAGE
AS OF MARCH 31, 2000                                         COST          GAINS         LOSSES         VALUE           YIELD
(DOLLARS IN THOUSANDS)                                      ------        -------       --------       -------         -------
Debt securities
   US Treasury
         Due from 5 to 10 years                             $  68,908      $    --       $ 2,058       $  66,850        5.50%
         Due over 10 years                                     75,449        1,143            --          76,592        6.13%
                                                            ---------      -------       -------       ---------        ----
                                                            $ 144,357      $ 1,143       $ 2,058       $ 143,442        5.83%
                                                            =========      =======       =======       =========        ====


                                                                                                                       WEIGHTED
SECURITIES AVAILABLE-FOR-SALE                              AMORTIZED     UNREALIZED    UNREALIZED      MARKET          AVERAGE
AS OF DECEMBER 31, 1999                                      COST          GAINS         LOSSES         VALUE           YIELD
(DOLLARS IN THOUSANDS)                                      ------        -------       --------       -------         -------
Debt securities
   US Treasury
         Due from 5 to 10 years                             $ 68,648     $      --       $ 2,323       $ 66,325         5.50%
                                                            ========     =========       =======       ========         ====


       The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held-to-maturity securities as of March 31, 2000 and December 31, 1999.

       Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                   WEIGHTED
SECURITIES HELD-TO-MATURITY                       AMORTIZED     UNREALIZED       UNREALIZED         MARKET          AVERAGE
AS OF MARCH 31, 2000                                COST          GAINS            LOSSES            VALUE           YIELD
(DOLLARS IN THOUSANDS)                             ------        -------          --------          -------         -------
MORTGAGE-BACKED SECURITIES
      GNMA
            Due from 5 to 10 years              $    2,859        $    84        $       --        $    2,943         6.61%
            Due over 10 years                       22,687            863                54            23,496         6.99%

      CMO CERTIFICATES
            Due from 1 to 5 years                    3,918              1                18             3,901         6.12%
            Due from 5 to 10 years                   5,332             --                21             5,311         6.27%
            Due over 10 years                      126,220          1,059               327           126,952         5.90%

      FNMA - FHLMC
            Due over 10 years                       13,704             --               986            12,718         8.05%

DEBT SECURITIES
      FEDERAL FARM CREDIT NOTES
            Due from 1 to 5 years                    4,897             --                66             4,831         6.22%
            Due from 5 to 10 years                   9,995             --               320             9,675         6.41%

      FEDERAL HOME LOAN BANK NOTES
            Due within a year                       40,000             --             1,050            38,950         7.40%
            Due from 1 to 5 years                   33,539             --               886            32,653         7.28%
            Due from 5 to 10 years                  52,595             --             1,179            51,416         7.64%
            Due over 10 years                      593,483             --            10,737           582,746         6.82%

      ZERO COUPON
            Due from 5 to 10 years                 186,329             --                --           186,329         7.50%
            Due over 10 years                      135,979             --                --           135,979         7.84%


      PR HOUSING BANK NOTES
            Due over 10 years                        5,000             --               250             4,750         6.20%

      U.S. TREASURY
            Due within a year                        1,195              5                --             1,200         5.29%
            Due from 5 to 10 years                  70,054             --               754            69,300         6.00%
            Due over 10 years                      174,623             --            12,188           162,435         5.29%
                                                ----------        -------        ----------        ----------         ----

                                                $1,482,409        $ 2,012        $   28,836        $1,455,585         6.76%
                                                ==========        =======        ==========        ==========         ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                   WEIGHTED
SECURITIES HELD-TO-MATURITY                       AMORTIZED     UNREALIZED       UNREALIZED         MARKET          AVERAGE
AS OF DECEMBER 31,  1999                            COST          GAINS            LOSSES            VALUE           YIELD
(DOLLARS IN THOUSANDS)                             ------        -------          --------          -------         -------
MORTGAGE-BACKED SECURITIES
      GNMA
            Due from 5 to 10 years              $    2,295        $    51        $       --        $    2,346         6.50%
            Due over 10 years                       24,294            941                67            25,168         6.99%

      CMO CERTIFICATES
            Due from 1 to 5 years                    5,227             --                37             5,190         6.06%
            Due from 5 to 10 years                   5,944              4                29             5,919         6.71%
            Due over 10 years                      127,764          1,072                70           128,766         5.89%

DEBT SECURITIES
      FEDERAL FARM CREDIT NOTES
            Due from 1 to 5 years                    4,994             --               269             4,725         6.22%
            Due from 5 to 10 years                   9,885             --               435             9,450         6.42%

      FEDERAL HOME LOAN BANK NOTES
            Due from 1 to 5 years                   26,539             --             1,359            25,180         7.31%
            Due from 5 to 10 years                  72,592             --             4,345            68,247         7.30%
            Due over 10 years                      598,031             --            30,459           567,572         6.84%

      ZERO COUPON
            Due from 5 to 10 years                 182,944             --                --           182,944         7.50%
            Due over 10 years                      146,823             --               923           145,900         7.86%

      PR HOUSING BANK NOTES
            Due over 10 years                        5,000             --               125             4,875         6.20%

      US TREASURY
            Due within a year                        1,597              3                --             1,600         5.03%
            Due from 5 to 10 years                  70,061             --             2,161            67,900         6.00%
            Due over 10 years                      225,070             --            22,545           202,525         5.48%
                                                ----------        -------        ----------        ----------         ----
                                                $1,509,060        $ 2,071        $   62,824        $1,448,307         6.71%
                                                ==========        =======        ==========        ==========         ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:

       LOANS RECEIVABLE, NET
       (DOLLARS IN THOUSANDS)

                                                               AS OF MARCH 31, 2000             AS OF DECEMBER 31, 1999
                                                          -----------------------------       ----------------------------
                                                            AMOUNT             PERCENT           AMOUNT           PERCENT
                                                          ---------           ---------        ---------          -------
        Construction loans                                $ 123,593                37%         $ 114,853              41%
        Residential mortgage loans                           75,995                23%            70,659              26%
        Commercial real estate                               42,168                13%            32,383              12%
        Consumer -- secured by mortgage                       3,050                 1%             3,317               1%
        Consumer -- other                                    13,385                 4%            11,629               4%
        Commercial non-real estate                           18,454                 6%            16,989               6%
        Loans on saving deposits                              9,223                 3%             7,793               3%
        Land secured                                         47,261                13%            19,927               7%
                                                          ---------           -------          ---------          ------
              Loans receivable, gross(1)                    333,129               100%           277,550             100%
                                                          ---------                            ---------
        Less:
              Undisbursed portion of loans
                   in process                               (37,916)                             (40,571)
              Unearned interest and deferred
                   loan fees                                 (3,812)                              (3,655)
              Allowance for loan losses(2)                   (2,675)                              (2,140)
                                                          ---------                            ---------
                                                            (44,403)                             (46,366)
                                                          ---------                            ---------
              Loans receivable, net                       $ 288,726                            $ 231,184
                                                          =========                            =========

------------------
       (1) Does not include mortgage loans held-for-sale by Doral Financial of $1.3 billion as of March 31, 2000 and $1.0 billion as of December 31, 1999.
       (2) Does not include $4.2 million and $4.0 million of allowance for loan losses allocated to mortgage loans held-for-sale as of March 31, 2000 and December 31, 1999, respectively.

j. Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties through Puerto Rico Industrial, Tourist, Educational, Medical and Environment Control Facilities Financing Authority. The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which will become the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building under construction.

k. Certain amounts reflected in the 1999 Consolidated Financial Statements have been reclassified to conform to the presentation for 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, banking, investment banking and broker-dealer activities. It is primarily engaged in a wide range of mortgage banking activities, including the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

       Doral Financial is currently in its 28th year of operations. The Company is the leading originator of mortgage loans on single-family residences in Puerto Rico and also manages the largest portfolio of mortgage loans in the Island. The volume of loans originated and purchased during the quarters ended March 31, 2000 and 1999 by Doral Financial was approximately $781.8 million and $702.3 million, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $7.9 billion as of March 31, 2000, from $6.6 billion as of the same date a year ago, an increase of 20%. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

       Doral Financial maintains a substantial portfolio of mortgage-backed securities. This is a direct result of the Company's mortgage securitization activities. At March 31, 2000, Doral Financial held securities for trading with a fair market value of $1.0 billion, approximately $665.3 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held-for-trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included in operations as part of trading account profit.

       As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available-for-sale or held-to-maturity. During the first quarter of 2000 the Company purchased $28.1 million in securities classified as held-to-maturity. As of March 31, 2000, Doral Financial held approximately $1.5 billion in securities and other investments that are classified as held-to-maturity. As of March 31, 2000, Doral Financial also held $143.4 million of investment securities that were classified as available-for-sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

       For the quarters ended March 31, 2000 and 1999, the Company's banking subsidiaries contributed approximately $4.1 million and $2.7 million, respectively, to the Company's consolidated net income, which includes the operations of Doral Money, Inc., a wholly-owned subsidiary of Doral Bank PR.

       The Company's broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides retail and institutional financial advisory and investment banking services in Puerto Rico. For the quarters ended March 31, 2000 and 1999, Doral Securities' net income was approximately $339,000 and $210,000, respectively. The increase in net income reflects an increase in customer accounts and interest-earning assets during these periods. Assets in customer brokerage accounts increased to $255 million as of March 31, 2000, from $149 million as of the same date a year ago, an increase of 71%.

       For information regarding net interest income, non-interest income, net income and identifiable assets broken down by the Company's mortgage banking, banking and investment broker-dealer segments, please refer to note g of the Company's Consolidated Financial Statements (unaudited).

       Unlike most financial holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of the Company's principal mortgage units, is organized as an operating division within the parent company. As of March 31, 2000 Doral Financial had assets and net income of $2.2 billion and $9.7 million, respectively, at the parent company level.

RESULTS OF OPERATIONS FOR THE QUARTER MARCH 31, 2000 AND 1999

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

LOAN PRODUCTION

       The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:

          TABLE A
          LOAN PRODUCTION
          (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN BALANCE)

                                                                                            QUARTER ENDED
                                                                                               MARCH 31,
                                                                                   ---------------------------------
                                                                                       2000                 1999
                                                                                   ------------         ------------
          FHA/VA mortgage loans
                Number of loans ...........................................               1,874                2,240
                Volume of loans ...........................................        $    165,588         $    181,375
                Percent of total volume ...................................                  21%                  26%

          Conventional conforming mortgage loans
                Number of loans ...........................................               4,684                3,635
                Volume of loans ...........................................        $    192,039         $    313,859
                Percent of total volume ...................................                  24%                  45%

          Conventional non-conforming mortgage loans(1)(2)
                Number of loans ...........................................               3,006                1,651
                Volume of loans ...........................................        $    294,758         $    139,348
                Percent of total volume ...................................                  38%                  20%

          Other(3)
                Number of loans ...........................................                 300                  244
                Volume of loans ...........................................        $    129,373         $     67,678
                Percent of total volume ...................................                  17%                   9%

          Total loans
                Number of loans ...........................................               9,864                7,770
                Volume of loans ...........................................        $    781,758         $    702,260

          Average initial loan balance ....................................        $     79,254         $     90,381

------------
       (1) Includes $12.3 million and $2.7 million in second mortgages for the quarters ended March 31, 2000 and 1999, respectively.
       (2) Includes $18.2 million and $5.7 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended March 31, 2000 and 1999, respectively.
       (3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

       A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the three months ended March 31, 2000 and 1999, refinance loans represented approximately 48%
and 64%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity.

       Doral Financial customarily sells or securitizes into mortgage-backed securities substantially all the loans it originates, except for certain consumer, construction, land, and commercial loans which are held for investment and classified as loans receivable.

       The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:


TABLE B
LOAN ORIGINATION SOURCES

                                                                    QUARTER ENDED MARCH 31,
                                        --------------------------------------------------------------------------------
                                                         2000                                      1999
                                        --------------------------------------     -------------------------------------
                                          PUERTO RICO       US        TOTAL          PUERTO RICO      US        TOTAL
                                          -----------       --        -----          -----------      --        -----
Retail.................................       36%           --         36%               49%          --         49%
Wholesale..............................       39%            1%        40%               23%          11%        34%
New housing developments...............        8%           --          8%                7%          --          7%
Multi-family...........................       --             3%         3%               --            6%         6%
Other(1)...............................       13%           --         13%                4%          --          4%

--------------------
(1) Refers to commercial, construction and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

       Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, during the first quarters of 2000 and 1999, Doral Financial purchased servicing rights to approximately $42.5 million and $72.9 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and will continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:


TABLE C
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                 AS OF MARCH 31,
                                                        -----------------------------
                                                          2000                1999
                                                        ----------         ----------
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END
GNMA ...............................................    $2,784,959         $2,373,492
FHLMC/FNMA .........................................     2,214,964          1,795,626
Doral Financial grantor trusts .....................       102,929            135,875
Other conventional mortgage loans(1) ...............     2,791,701          2,261,201
                                                        ----------         ----------
Total servicing portfolio ..........................    $7,894,553         $6,566,194
                                                        ==========         ==========
SELECTED DATA REGARDING
    MORTGAGE LOANS SERVICED
Number of loans ....................................       118,878            105,120
Weighted average interest rate .....................          7.70%              7.95%
Weighted average remaining maturity (months) .......           248                213
Weighted average servicing fee rate ................         .3703%             .3934%
Average servicing portfolio ........................    $7,774,994         $6,084,915
Principal prepayments ..............................    $  135,000         $  205,000
Prepayments to average portfolio (annualized) ......             7%                13%
Average size of loans prepaid ......................    $   46,656         $   54,750

DELINQUENT MORTGAGE LOANS AND
    PENDING FORECLOSURES AT PERIOD END
60-89 days past due ................................          1.25%              1.19%
90 days or more past due ...........................          2.03%              2.04%
                                                        ----------         ----------
Total delinquencies excluding foreclosures .........          3.28%              3.23%
                                                        ==========         ==========
Foreclosures pending ...............................          1.20%              1.18%
                                                        ==========         ==========

SERVICING PORTFOLIO ACTIVITY
Beginning servicing portfolio ......................    $7,633,181         $6,186,059
Add:
       Loans funded and purchased(2) ...............       679,008            637,329
       Bulk servicing acquired .....................        67,701             72,941
Less:
       Servicing sales transferred .................       137,952                 --
       Run-off(3) ..................................       347,385            330,135
                                                        ----------         ----------
Ending servicing portfolio .........................    $7,894,553         $6,566,194
                                                        ==========         ==========


(1) Includes $1.3 billion and $877 million of loans owned by the Company at March 31, 2000 and 1999, respectively, which represented 17% and 13% of the total servicing portfolio as of such dates.
(2) Excludes approximately $102.8 million and $64.9 million of commercial, construction and loans sold with servicing released not included in the Company's mortgage servicing portfolio as of March 31, 2000 and 1999.
(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2000 and 1999, less than 6% of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

         As shown in Doral Financial's Consolidated Statements of Income, the principal components of Doral Financial's revenues are: (i) net interest income;
(ii) net gains on mortgage loan sales; (iii) servicing income; (iv) trading account profit; (v) gain on sale of investment securities; and (vi) commissions, fees and other income.

NET INCOME

         Doral Financial's net income for the quarter ended March 31, 2000 increased $4.6 million, or 29%, from $15.7 million for the 1999 period to $20.3 million for the 2000 period. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's banking units, which contributed approximately $4.1 million to Doral Financial's consolidated net income for the quarter ended March 31, 2000, compared to $2.7 million for the respective 1999 period, and Doral Securities, Doral Financial's investment banking and broker-dealer unit, which contributed $339,000 to consolidated net income for the quarter ended March 31, 2000, compared to $210,000 for the respective 1999 period. Diluted earnings per common share for the first quarter of 2000 were $0.45, an increase of 25% over the $0.36 per diluted share recorded for the same period a year ago.

         NET INTEREST INCOME

         Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

         The increase in net interest income for the first quarter of 2000, as compared to the respective 1999 period, was principally due to an increase in Doral Financial's average interest-earning assets. Average interest-earning assets for the quarter grew by 61% from March 31, 1999 to March 31, 2000, while net interest income grew by only 1% during the same period. The lower growth in net interest income relative to the growth in average interest-earning assets was affected by the reduction of the spread between long-term and short-term rates, an increase in market interest rates which affects the average cost of funds used to finance operations, and a decrease in net interest-earning assets, which was due in part to the incurrence of borrowings not directly related to the acquisition or creation of interest-earning assets.

         The Company's banking subsidiaries contributed approximately $8.0 million or 73% of the consolidated net interest income of Doral Financial for the quarter ended March 31, 2000, compared to $5.1 million or 52% of consolidated net interest income for the quarter ended March 31, 1999.

        The following table presents, for the periods indicated, the Company's average balance sheet, the total dollar amount of interest from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances are based on the average of month-end balances for Doral Financial and its non-banking subsidiaries, and average daily balances for the banking subsidiaries, in each case during the periods presented.


TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                                     QUARTER ENDED MARCH 31,
                                                                        2000                                        1999
----------------------------------------------------------------------------------------------=------------------------------------
                                                       AVERAGE                       AVERAGE       AVERAGE                AVERAGE
                                                       BALANCE       INTEREST       YIELD/RATE     BALANCE     INTEREST  YIELD/RATE
                                                     ------------   -----------   -------------- ------------  --------  ----------
ASSETS:
Interest-Earning Assets:
        Total  Loans(1) ........................      $1,213,944      $24,431           8.05%     $  997,604    $18,201       7.30%
        Mortgage-Backed Securities .............       1,113,053       19,237           6.91%        784,484     13,496       6.88%
        Investment Securities ..................       1,410,602       22,606           6.41%        477,029      7,540       6.32%
        Other Interest-Earning Assets(2) .......         343,665        5,230           6.09%        282,170      3,501       4.96%
                                                      ----------      -------           ----      ----------    -------       ----
            Total Interest-Earning Assets/
              Interest  Income .................       4,081,264      $71,504           7.01%      2,541,287    $42,738       6.73%
                                                      ----------      =======           ====     -----------    =======       ====
Total Non-Interest-Earning Assets .................      542,522                                     399,262
                                                      ----------                                 -----------
Total Assets                                          $4,623,786                                 $ 2,940,549
                                                      ==========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
         Loans Payable ............................   $  401,440      $ 7,553           7.53%     $  393,867    $ 5,793       5.88%
         Repurchase Agreements ....................    2,040,854       28,883           5.66%      1,169,486     15,010       5.13%
         Deposits .................................    1,030,293       13,104           5.09%        595,990      6,652       4.46%
         Other Borrowed Funds(3) ..................      580,539       11,006           7.58%        246,833      4,421       7.16%
                                                      ----------      -------           ----      ----------    -------       ----
            Total Interest-Bearing Liabilities/
              Interest Expense ....................    4,053,126      $60,546           5.98%      2,406,176    $31,876       5.30%
                                                      ----------      =======           ====      ----------    =======       ====
Total Non-Interest-Bearing Liabilities ............      176,691                                     218,634
                                                      ----------                                  ----------
Total Liabilities                                      4,229,817                                   2,624,810
Stockholders' Equity                                     393,969                                     315,739
                                                      ----------                                  ----------
Total Liabilities and Stockholders' Equity            $4,623,786                                  $2,940,549
                                                      ==========                                  ==========

Net Interest-Earning Assets                          $    28,138                                  $  135,111
Net Interest Income                                                   $10,958                                   $10,862

Interest Rate Spread(4)                                                                 1.03%                                 1.43%
Interest Rate Margin(4)                                                                 1.07%                                 1.71%
Net Interest-Earning Assets Ratio                                                     100.69%                               105.62%

----------------------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and interest-bearing deposits at other banks.
(3)      Consist of FHLB-NY advances and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

         The following table describes the extent to which changes in interest rates and changes in volume of interest rates on interest-earning assets and interest-bearing liabilities have affected Doral Financial's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE E
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)

                                                                               QUARTER ENDED
                                                                                  MARCH 31,
                                                             --------------------------------------------------
                                                                         2000 COMPARED TO 1999
                                                                      INCREASE (DECREASE) DUE TO:
                                                                VOLUME              RATE               TOTAL
                                                             ------------        -----------        -----------
INTEREST-EARNING ASSETS
      TOTAL LOANS                                              $    3,954          $   2,276        $     6,230
      MORTGAGE-BACKED SECURITIES                                    5,653                 88              5,741
      INVESTMENT SECURITIES                                        14,748                318             15,066
      OTHER INTEREST-EARNING ASSETS                                   760                969              1,729
                                                               ----------          ---------        -----------

TOTAL INTEREST-EARNING ASSETS                                      25,115              3,651             28,766
                                                               ----------          ---------        -----------

INTEREST-BEARING LIABILITIES
      LOANS PAYABLE                                                   108              1,652              1,760
      REPURCHASE AGREEMENTS                                        11,164              2,709             13,873
      DEPOSITS                                                      4,836              1,616              6,452
      OTHER BORROWED FUNDS                                          5,971                614              6,585
                                                                ---------          ---------        -----------

TOTAL INTEREST-BEARING LIABILITIES                                 22,079              6,591             28,670
                                                               ----------          ---------        -----------

NET INTEREST-EARNING ASSETS                                    $    3,036          $  (2,940)       $        96
                                                               ==========          ==========       ===========

         INTEREST INCOME

         Total interest income increased from approximately $42.7 million during the first quarter of 1999, to $71.5 million during the first quarter of 2000, an increase of 67%. The increase in interest income is primarily related to the increase in Doral Financial's total average interest-earning assets, which increased from $2.5 billion at March 31, 1999 to $4.1 billion at March 31, 2000.

         Interest income on loans increased by $6.2 million or 34% during the first quarter of 2000, as compared to the respective 1999 period. The increase during 2000 reflected an increase in the level of loans held by Doral Financial as compared to 1999, due to the increased volume of loan originations and an increase in the average rate of loans held during the period.

         Interest income on mortgage-backed securities for the first quarter of 2000 increased by 43% compared to the respective 1999 period. For the quarters ended March 31, 2000 and 1999, interest income on this type of interest-earning asset amounted to $19.2 million and $13.5 million, respectively. The results for the 2000 period reflect the increase of mortgage-backed securities, mainly comprised of tax-exempt Puerto Rico GNMA securities, which Doral Financial holds for longer periods prior to sale in order to maximize tax-exempt interest income on such securities.

         Interest income on investment securities increased by $15.1 million during the first quarter of 2000, as compared to the same period of 1999, from $7.5 million to $22.6 million. These results reflect the increase in the average balance of investment securities held during the period to $1.4 billion as of March 31, 2000, compared to $477.0 million as of March 31, 1999. The increase in investment securities reflects Doral Financial's strategy to increase its tax-exempt income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to Doral Financial under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial's status as a foreign corporation for U.S. income tax purposes.

         Interest income on other interest-earning assets increased by $1.7 million or 49% for the quarter ended March 31, 2000 as compared to the same quarter a year ago. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 1999 to 2000 was due primarily to higher liquidity and the investment of such liquidity in short-term investments. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income by expanding its business segments, primarily banking, investment banking and broker-dealer activities.

         INTEREST EXPENSE

         Total interest expense increased to $60.5 million during the first quarter of 2000, compared to $31.9 million for the respective 1999 period, an increase of 90%. The increase in interest expense for the 2000 period was due primarily to the increase in the average amount of interest-bearing liabilities, which funded the growth in interest-earning assets. Average interest-bearing liabilities increased to $4.1 billion at an average cost of 5.98% as of March 31, 2000, compared to $2.4 billion at an average cost of 5.30% as of March 31, 1999.

         Interest expense related to loans payable increased by $1.8 million or 30% during the first quarter of 2000 as compared to the same period of 1999 as a result of higher interest rates. The weighted-average interest rate cost for borrowings under Doral Financial's warehouse lines of credit was 7.53% and 5.88% for the first quarters of 2000 and 1999, respectively.

         Interest expense related to securities sold under agreements to repurchase increased by $13.9 million or 92 % during the first quarter of 2000 as compared to the same period of 1999. The increase during this period reflected increased borrowings to finance mortgage-backed securities and other investment securities. The weighted average interest rate cost of borrowings under repurchase agreements was 5.66% and 5.13% for the first quarters of 2000 and 1999, respectively.

         Interest expense on deposits increased by $6.5 million, or 97%, for the first quarter of 2000 as compared to the respective 1999 period. This increase is primarily related to a higher deposit base, which increased $1.1 billion as of March 31, 2000, from $649.4 million as of the same date a year ago due to the fact that Doral Financial's banking subsidiaries now operate through a total of 20 branches, including one federal saving bank opened in New York City during the fourth quarter of 1999, compared to a total of twelve branches as of the same date a year ago. This trend of expansion is expected to continue throughout the remainder of 2000 and into 2001. The average interest cost on deposits was 5.09% and 4.46%, respectively, for the quarters ended March 31, 2000 and 1999.

         Interest expense on other borrowed funds was $11.0 million for the quarter ended March 31, 2000, as compared to $4.4 million for the same period a year ago, an increase of 149%. The increase for the 2000 period is mainly due to the issuance of $229 million of medium term notes during the second half of 1999, and increases in the amount of FHLB- NY advances for the comparative periods. For the first quarter of 2000, the weighted average interest rate cost for other borrowed funds was 7.58%, compared to 7.16% for the corresponding 1999 period. Interest expense on other borrowed funds includes, in addition to those mentioned above, various term notes issued by Doral Bank PR and Doral Financial's $75 million senior notes due October 10, 2006, as well as various other borrowings.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses relates to loans held by Doral Financial. The provision is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value and equity of any underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan losses.

         The following table summarizes certain information regarding Doral Financial's allowance for loan losses and losses on other real estate owned ("OREO"), for both Doral Financial's banking and mortgage banking business for the periods indicated.


TABLE F
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)

                                                                                         QUARTER ENDED
                                                                                            MARCH 31,
                                                                                  ---------------------------------
                                                                                       2000                1999
                                                                                  ------------         ------------
OREO:
     Balance at beginning of period .............................                 $        910         $      1,011
     Provision for losses .......................................                          135                  215
     Net gains, charge-offs and others ..........................                           84                 (430)
                                                                                  ------------         ------------
Balance at end of period ........................................                 $      1,129         $        796
                                                                                  ============         ============

Allowance for Loan Losses(1):
Balance at beginning of period ..................................                 $      6,136         $      5,166
Provision for loan losses .......................................                          848                  295
                                                                                  ------------         ------------
Charge - offs:
     Mortgage loans held-for-sale ...............................                          (48)                 (84)
     Construction ...............................................                           --                   --
     Residential mortgage loans .................................                           --                   --
     Commercial real estate .....................................                           --                   --
     Consumer ...................................................                          (57)                 (11)
     Commercial non-real estate .................................                           --                   --
     Other ......................................................                          (53)                 (80)
                                                                                  ------------         ------------
Total Charge-offs ...............................................                         (158)                (175)
                                                                                  ------------         ------------
 Recoveries:
     Mortgage loans held-for-sale ...............................                           14                  139
     Construction ...............................................                           --                   --
     Residential mortgage loans .................................                           --                    6
     Commercial real estate .....................................                           --                   --
     Consumer ...................................................                           23                    4
     Commercial non-real estate .................................                           --                   --
     Other ......................................................                           --                   --
                                                                                  ------------         ------------
Total recoveries ................................................                           37                  149
                                                                                  ------------         ------------
Net charge-offs .................................................                         (121)                 (26)
                                                                                  ------------         ------------
Balance at end of period ........................................                 $      6,863         $      5,435
                                                                                  ============         ============

Allowance for loan losses as a percentage
   of total loans outstanding ...................................                         0.44%                0.51%


-----------------------
(1) Relates to both mortgage loans held-for-sale and to loans receivable held for investment.

         The allowance for loan losses relating to loans held by Doral Financial was $6.9 million at March 31, 2000, compared to $5.4 million as of March 31, 1999. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, commercial real estate and other commercial loans for which Doral Financial provides a higher allowance for loan losses.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales. Net gains from mortgage loan sales increased by 49% during the first quarter of 2000 to $24.1 million, as compared to the same period of 1999. The increase for 2000 was mainly the result of a greater volume of loan securitizations and the ability of the Company to obtain higher profitability through higher loan fees resulting in increased gains on sales, including through the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in internal loan originations combined with bulk purchases of servicing rights. During the first quarters of 2000 and 1999, Doral Financial purchased servicing rights to approximately $42.5 million and $72.9 million, respectively, of mortgages through bulk purchases. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         The increase in the amount of loan servicing income for the first quarter of 2000 was primarily due to the increase in the principal amount of loans serviced as compared to the 1999 period. The mortgage servicing portfolio was approximately $7.9 billion at March 31, 2000, compared to $6.6 billion as of March 31, 1999.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $135.0 million and $205.0 million for the three months ended March 31, 2000 and 1999, respectively. This represented approximately 7% and 13%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that increased or maintained the size of Doral Financial's servicing portfolio even during periods of high prepayments.

         Trading Account Profit. Trading account profit includes all gains or losses, whether realized or unrealized, in the market value of Doral Financial's securities held-for-trading, as well as gains or losses on options and future contracts used for interest rate management purposes. Trading account activities for the quarters ended March 31, 2000 and 1999, resulted in gains of $927,000 and $5.5 million, respectively, including $4.5 million and $1.0 million of unrealized gains, respectively, on the value of its securities held-for-trading pursuant to SFAS No. 115.

         For the quarters ended March 31, 2000 and 1999, trading account profit included $2.9 million in losses and $3.6 million in gains, respectively, on options and futures contracts used for interest rate management purposes, including unrealized gains or losses charged to operations as a result of mark to market adjustments.

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities available-for-sale. During the quarter ended March 31, 2000, the Company recorded $3.3 million in gains on sale of investment securities. During the first quarter of 1999, the Company had no transactions involving the sale of this type of securities.

         Gain on Sale of Servicing Assets. There were no sales of servicing assets during the first quarters of 2000 or 1999. While Doral Financial's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights on the mortgage loans it originates, the Company may sell servicing rights in the future when market conditions are favorable.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 157% during the first quarter of 2000 as compared to the same 1999 period. The increase during the 2000 period was due primarily to increased commissions and fees earned by Doral Financial's banking and broker-dealer subsidiaries.

         NON-INTEREST EXPENSE

         Total non-interest expense increased by only 13% during the first quarter ended March 31, 2000, as compared to the respective 1999 period, notwithstanding the opening of 22 retail offices since March 31, 1999, as a result of Doral Financial's ongoing cost reduction plan.

         PUERTO RICO INCOME TAXES

         The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the first quarters of 2000 and 1999, the effective income tax rate of Doral Financial was 10% and 12%, respectively.

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

AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the first quarter of 2000 resulted in the recording of approximately $17.0 million of IOs, compared to $10.6 million for the corresponding 1999 period. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Trading securities."

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of IOs for each of the quarters ended March 31, 2000 and 1999, was approximately $2.8 million and $1.7 million, respectively.

         Beginning with the second quarter of 1995, following the implementation by Doral Financial of SFAS No. 122 (later superseded by SFAS No. 125), whenever Doral Financial sells a mortgage loan, it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statement of Income. The increase in the creation of servicing assets reflects increased mortgage loan sales and securitizations during such periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statements of Condition of Doral Financial. (Refer to Table G for servicing assets activities for the periods indicated).

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

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:


TABLE G
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)

                                                                                          QUARTER ENDED
                                                                                             MARCH 31,
                                                                                 ---------------------------------
                                                                                      2000                1999
                                                                                 ------------         ------------
Balance at beginning of period ..................................                 $    109,721         $     72,568
Capitalization of rights ........................................                        8,744                8,215
Rights sold .....................................................                           --                   --
Rights purchased ................................................                          571                1,107
Amortization:
         Scheduled ..............................................                       (2,921)              (2,715)
         Unscheduled ............................................                           --                   --
                                                                                  ------------         ------------

Balance at end of period ........................................                 $    116,115         $     79,175
                                                                                  ============         ============


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

CREDIT RISKS RELATED TO LOAN ACTIVITIES

         With respect to mortgage loans originated for sale as part of Doral Financial's mortgage banking business, the Company is generally at risk for any mortgage loan default from the time the Company originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, the Company is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed up to 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750. Loan-to-value ratios for residential mortgage loans generally do not exceed 80% (85% for qualifying home purchase transactions through Doral Bank PR) unless private mortgage insurance is obtained.

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis or with put back options to the purchasers. In such cases, the Company retains part or all of the credit risk associated with such loan after sale. As of March 31, 2000, the maximum amount of loans that the Company would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $603.0 million. As of March 31, 2000, the Company maintained a reserve of $1.4 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in the Company's Consolidated Financial Statements.

         Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan.

As of March 31, 2000, approximately 23% of Doral Financial's gross loans receivable portfolio consisted of residential mortgage loans.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held-for-sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held-for-sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Financial's banking subsidiaries policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the quarters ended March 31, 2000 and 1999, Doral Financial's banking subsidiaries would have recognized $564,000 and $379,000, respectively, in additional interest income had all delinquent loans owned by the banking subsidiaries been accounted for on an accrual basis.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE H
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                                   AS OF MARCH 31,     AS OF DECEMBER 31,
                                                                                          2000                1999
                                                                                  ------------------   ------------------
Mortgage banking business:
         Loans held-for-sale past due 90 days
            and still accruing(1) ....................................            $           40,192   $           44,030
         OREO ........................................................                         5,316                3,834
                                                                                  ------------------   ------------------


         Total NPAs of mortgage banking business .....................                        45,508               47,864
                                                                                  ------------------   ------------------

Other lending activities through banking subsidiaries:
         Non-accrual loans
             Construction ............................................                         1,303                   --
             Residential mortgage loans ..............................                         4,521                3,731
             Commercial real estate ..................................                         1,094                  567
             Consumer ................................................                           492                  205
             Commercial non-real estate ..............................                           227                   --
             Other ...................................................                            --                   --
                                                                                  ------------------   ------------------

         Total non-accrual loans .....................................                         7,637                4,503

         OREO ........................................................                            76                   76
                                                                                  ------------------   ------------------

         Total NPAs of banking subsidiaries ..........................                         7,713                4,579
                                                                                  ------------------   ------------------

         Total NPAs of Doral Financial (consolidated) ................            $           53,221   $           52,443
                                                                                  ==================   ==================

         Total NPAs of banking subsidiaries as a percentage of
            their loans receivable, net and OREO .....................                          3.59%                2.53%

         Total NPAs of Doral Financial (consolidated) as a
             percentage of consolidated total assets .................                          1.11%                1.16%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated) .....................                         12.90%               11.70%

----------------------
(1) Does not include approximately $30.8 million and $26.1 million of 90 days past due FHA/VA loans as of March 31, 2000 and December 31, 1999, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors and mortgage loans sold to certain other purchasers, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the quarter ended March 31, 2000, the average monthly amount of funds advanced by Doral Financial under such servicing agreements was approximately $9.7 million, compared to $7.6 million for the quarter ended March 31, 1999.

         Doral Financial's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. In the past, Doral Financial has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. Doral Financial's bank subsidiaries also rely on deposits, borrowings from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY.

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of March 31, 2000 and December 31, 1999:


TABLE I
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)


                                               AS OF MARCH 31, 2000           AS OF DECEMBER 31, 1999
                                         --------------------------------   -----------------------------
                                            AMOUNT              AVERAGE        AMOUNT            AVERAGE
                                          OUTSTANDING            RATE       OUTSTANDING            RATE
                                         ------------           -------     -----------         ---------

Repurchase Agreements .............      $ 2,149,720             5.87%      $ 1,927,956             5.54%
Loans Payable .....................          444,245             7.25%          353,460             6.53%
Deposits ..........................        1,087,346             5.10%        1,010,424             4.83%
Notes Payable .....................          455,425             7.83%          461,053             7.84%
Advances from FHLB ................          114,000             5.88%          134,000             5.73%


         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $5.5 billion as of March 31, 2000, of which $2.6 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:


TABLE J
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

                                                QUARTER ENDED                      YEAR ENDED
                                               MARCH 31, 2000                  DECEMBER 31, 1999
                                         ----------------------------     ------------------------------
                                           AVERAGE          AVERAGE           AVERAGE          AVERAGE
                                           BALANCE           RATE             BALANCE            RATE
                                         -----------      -----------       -----------      -----------
Certificates of deposit ...........      $   731,694             6.01%      $   481,265             5.84%
Regular passbook savings ..........           59,917             4.65%           51,605             4.57%
Now accounts ......................          145,363             4.63%          106,502             4.65%
Non-interest bearing ..............           93,319               --           132,429               --
                                         -----------      -----------       -----------      -----------
         Total deposits ...........      $ 1,030,293           5.09 %       $   771,801             4.64%
                                         ===========      ===========       ===========      ===========

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2000.


TABLE K
DEPOSIT MATURITIES
(IN THOUSANDS)

                                                                 AMOUNT
                                                                --------
Certificates of deposit maturing
         Three months or less........................           $162,074
         Over three through six months...............             93,928
         Over six through twelve months..............            123,471
         Over twelve months..........................            129,416
                                                                --------
         Total.......................................           $508,889
                                                                ========


         As of March 31, 2000 and December 31, 1999, the banking subsidiaries had approximately $304.7 million and $295.4 million, respectively, in brokered deposits obtained through broker-dealers. The banking subsidiaries use such deposits as a source of long-term funds.

         As of March 31, 2000, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, Doral Bank PR's and Doral Bank NY's regulatory capital ratios as of March 31, 2000, based on existing Federal Reserve, OTS and FDIC guidelines.


TABLE L
REGULATORY CAPITAL RATIOS

                                                  DORAL             DORAL          DORAL
                                                FINANCIAL          BANK PR       BANK NY(1)
                                                ---------          -------       ----------
Tier 1 Capital Ratio (Tier 1 capital to
risk weighted assets).....................        18.3%             14.9%          94.3%
Total Capital (total capital to risk
weighted assets)..........................        18.6%             15.3%          94.4%
Leverage Ratio (Tier 1 capital to
average assets)...........................         8.6%              6.6%          40.1%

------------------------
(1) In connection with the chartering of Doral Bank NY in October 1999, the FDIC required that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

         As of March 31, 2000, each of Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At March 31, 2000, Doral Financial's total assets were $4.8 billion compared to $4.5 billion at December 31, 1999. The increase in assets was due primarily to a net increase in the loan portfolio of $318.6 million. Total liabilities were $4.4 billion at March 31, 2000, compared to $4.2 billion at December 31, 1999. The increase in liabilities was largely the result of an increase in borrowings under warehousing lines of credit, securities sold under agreements to repurchase and deposit accounts. At March 31, 2000, deposit accounts totaled $1.1 billion, compared to $1.0 billion at December 31, 1999. As of March 31, 2000, Doral Financial's banking subsidiaries had $2.0 billion in assets, compared to $1.9 billion at December 31, 1999.

INTEREST RATE MANAGEMENT

         General. Interest rate fluctuations is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings, as well as Doral Financial's strategies to manage such effects, are discussed in Doral Financial's Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Management", which information is also incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of March 31, 2000. Condensed information as of December 31, 1999 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held-for-sale and securities held-for-trading are assumed to mature within one year. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Off-balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE M
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)

---------------------------------------------         -----------------------------------------------------------------------------
                                                       1 YEAR       1 TO 3         3 TO 5      OVER 5    NON-INTEREST
            AS OF MARCH 31, 2000                       OR LESS        YEARS         YEARS      YEARS     RATE BEARING    TOTAL
---------------------------------------------         -----------------------------------------------------------------------------
ASSETS
         Cash and Money Market Instruments            $  263,278           --    $      --  $       --    $     --   $  263,278
         Total Loans                                   1,431,035       23,249       29,844      81,338          --    1,565,466
         Securities Held-for-Trading                   1,002,957           --           --          --          --    1,002,957
         Securities Available-for-Sale                        --           --           --     143,442          --      143,442
         Securities Held-to-Maturity                      41,195       12,623       29,731   1,398,860          --    1,482,409
         FHLB Stock                                           --           --           --      24,145          --       24,145
         Other assets                                         --           --           --          --     309,769      309,769
                                                      ----------      -------    ---------  ----------    --------   ----------
         TOTAL ASSETS                                 $2,738,465      $35,872    $  59,575  $1,647,785    $309,769   $4,791,466
                                                      ==========      =======    =========  ==========    ========   ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
         Loans Payable                                $  444,245      $    --    $      --  $       --    $     --   $  444,245
         Repurchase Agreements                         1,765,051      148,400       95,560     140,709          --    2,149,720
         Deposits                                        819,951       86,066       64,146         709     116,474    1,087,346
         Other Borrowed Funds                            119,240       47,220      218,500     184,465          --      569,425
         Other Liabilities                                    --           --           --          --     141,694      141,694
         Stockholders' equity                                 --           --           --          --     399,036      399,036
                                                      ----------      -------    ---------  ----------    --------   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                      $3,148,487      $281,686   $ 378,206  $  325,883    $657,204   $4,791,466
                                                      ==========      =======    =========  ==========    ========   ==========


Off Balance Sheet Instruments - Interest
         Rate Swaps                                   $  105,000      ($5,000)   ($100,000) $       --    $    --    $      --
Interest Rate Sensitivity Gap                           (305,022)     (250,814)   (418,631)  1,321,901    (347,435)         --
Cumulative Interest Rate Sensitivity                    (305,022)     (555,836)   (974,467)    347,435         --           --
Cumulative Gap to Interest-Earning Asset                   (6.84)%     (12.46)%     (21.85)%     7.79%         --           --


         CONDENSED INTEREST RATE
          SENSITIVITY ANALYSIS                           1 YEAR        1 TO 3      3 TO 5      OVER 5     NON-INTEREST
         AS OF DECEMBER 31, 1999                         OR LESS        YEARS      YEARS       YEARS      RATE BEARING   TOTAL
-----------------------------------------             -----------------------------------------------------------------------------

                                                                                (DOLLARS IN THOUSANDS)
                                                      -----------------------------------------------------------------------------
Off-Balance Sheet Instruments - Interest
         Rate Swaps                                   $  105,000      ($5,000)   ($100,000) $       --    $    --    $      --
Interest Rate Sensitivity Gap                            (30,941)     (77,539)    (372,400)    817,779    (336,899)         --
Cumulative Interest Rate Sensitivity Gap                 (30,941)     (108,480)   (480,880)    336,899         --           --
Cumulative Gap to Interest-Earning Assets                  (0.75)%      (2.64)%     (11.72)%      8.21%        --           --


         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income. As of March 31, 2000 and December 31, 1999, Doral Financial had a one year negative gap of approximately $305.0 million and $30.9 million, respectively. Doral Financial's negative gap within one year is due primarily to its large portfolio of FHLB notes and other U.S. agency securities which have call features but are not likely to be exercised by such agencies due to the actual interest rate environment. In addition, a significant portion of Doral Financial's interest-earning assets are financed with repurchase agreements that generally reprice within 90 days or less. While static gap analysis is a useful measure for determining short-term risk to future net interest income, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held-for-sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit.

         Derivatives. Doral Financial uses derivatives to manage its interest rate risk. Derivatives include interest rate swaps, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter ("OTC") or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. Exchange traded derivatives include futures and options.

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur, except for interest rate swaps entered into by Doral Bank which are not reflected on the Company's Consolidated Financial Statements. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities after the application of netting arrangements. For the quarter ended March 31, 2000, average assets and liabilities related to derivatives were $7.9 million and $5.9 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on Doral Financial's statement of condition totaled $11.7 billion and $9.7 billion, respectively, as of March 31, 2000. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

         The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. Doral Financial generally manages its risks by taking risk-offsetting positions.

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

         To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

INFLATION

         General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Management" in the Company's Annual Report for the year ended December 31, 1999, which is incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for a discussion of the effects of changes of interest rates on Doral Financial's operations.

CHANGES IN ACCOUNTING STANDARDS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS No. 133"). This new standard, as amended, will become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, but with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998, establishes accounting and reporting standards for derivative financial instruments and for hedging activities, and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge;
(b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs, or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management has determined to adopt this Statement during the first quarter of fiscal year 2001 and believes that such adoption will not have a material effect on the Company's financial position or results of operations since all derivatives owned by the Company, except $105 million in interest rate swaps, are recorded at their fair value.

EXPANDED POWERS UNDER NEW MODERNIZATION LEGISLATION

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act"), which became effective in most significant respects on March 11, 2000. Under the Act, bank holding companies, such as Doral Financial, all of whose subsidiary depository institutions are "well-capitalized" and "well-managed," as defined in the Bank Holding Company Act of 1956 (the "BHCA"), and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies ("FHCs"). FHCs are permitted to engage in a broader spectrum of activities than those currently permitted to bank holding companies. FHCs can engage in any activities that are "financial" in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).

         Subject to certain limitations, under new merchant banking rules, FHCs will also be allowed to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas (including Puerto Rico) investments.

         On February 18, 2000, Doral Financial filed an election with the Board of Governors of the Federal Reserve System (the "Board") to become an FHC, which became effective on March 11, 2000. As an FHC, Doral Financial's broker-dealer subsidiary has already commenced limited equity underwriting and dealing activities and Doral Financial is studying the possibility of engaging in various other activities permitted to FHC's, including insurance related activities.

         Under the Act, if after Doral Financial becomes an FHC, it later fails to meet the requirements for being an FHC and is unable to correct such deficiencies within certain prescribed time periods, the Board could require Doral Financial to divest control of its depository institution subsidiaries or alternatively to cease conducting activities that are not permissible to bank holding companies that are not FHCs.


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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Stockholders Meeting of Doral Financial Corporation was held on April 13, 2000. A quorum was obtained with 31,653,817 votes represented in person or by proxy, which represented approximately 78.3% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., John L. Ernst, Efraim Kier, A. Brean Murray and Harold D. Vicente, were elected for one-year terms. The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants was also ratified. The following proposals were voted upon at the meeting with the following results:

         Proposal 1:  Election of Directors:

         NOMINEES FOR ONE-YEAR TERM                   VOTES FOR                VOTES WITHHELD
         --------------------------                   ---------                --------------
         Salomon Levis                                28,389,368                   3,264,449
         Richard F. Bonini                            31,461,413                     192,404
         Edgar M. Cullman, Jr.                        31,553,058                     100,759
         John L. Ernst                                31,554,083                      99,734
         Efraim Kier                                  31,496,625                     157,192
         Zoila Levis                                  28,391,208                   3,262,609
         A. Brean Murray                              30,755,370                     898,447
         Harold D. Vicente                            31,483,750                     170,067

         Proposal 2: Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000.

                           For                       :        31,600,490
                           Against                   :            21,512
                           Abstain                   :            31,815
                           Broker Non-Votes          :                 0

ITEM 5 - OTHER INFORMATION

         On April 13, 2000, the Board of Directors authorized a quarterly $0.10 per share cash dividend to be paid on June 2, 2000 to shareholders of record as of May 12, 2000 of the Company's Common Stock. The Common Stock dividend reflected a $0.02 per share increase over the prior quarterly dividend.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  Exhibit 10.100 - Employment Agreement, dated March 7, 2000 between the Company and Edison Velez.

                  Exhibit 12(a) - Computation of Ratio of Earnings to Fixed
                  Charges.

                  Exhibit 12(b) - Computation of Ratio of Earnings to Fixed
                  Charges and Preferred Stock Dividends.

                  Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  (i)      Form 8-K, dated December 22, 1999, reporting under
                           Item 5 - "Other Items" the execution of employment agreements with Salomon Levis, Zoila Levis, Richard
                           F. Bonini and Mario S. Levis.

                  (ii)     Form 8-K, dated February 4, 2000, reporting under
                           Item 5 - "Other Items" the appointment of Harold D.
                           Vicente as a director.

                  (iii)    Form 8-K, dated March 28, 2000, reporting under Item
                           5 - "Other Items" the expectation that first quarter results would exceed analysts' expectations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DORAL FINANCIAL CORPORATION
                                                            (Registrant)



Date: May 12, 2000                                  /s/  Salomon Levis
                                                  --------------------------
                                                        Salomon Levis
                                                     Chairman of the Board
                                                 and Chief Executive Officer



Date: May 12, 2000                               /s/ Richard F. Bonin
                                                 --------------------------
                                                       Richard F. Bonini
                                                Senior Executive Vice President
                                                  and Chief Financial Officer

Date: May 12, 2000                               /s/   Ricardo Melendez
                                                 ------------------------------
                                                       Ricardo Melendez
                                                        Vice President
                                                   Principal Accounting Officer

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                     DESCRIPTION
    ------                                     -----------
    10.100          -     Employment Agreement, dated March 7, 2000, between the Company and Edison Velez.
    12(a)           -     Computation of Ratio of Earnings to Fixed Charges.
    12(b)           -     Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
    27              -     Financial Data Schedule (for SEC use only).