Form 10-Q
period 2000-06-30
DORAL FINANCIAL CORP
filed 2000-08-14
CIK 840889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          --------------------------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES [X]    NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 14, 2000 - 42,362,634

                          DORAL FINANCIAL CORPORATION
                                   INDEX PAGE


                                                                                                                PAGE
                                             PART I - FINANCIAL INFORMATION

 Item 1   -    Financial Statements

               Consolidated Statements of Financial Condition as of June 30, 2000 (Unaudited) and December
               31, 1999.......................................................................................     4

               Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
               June 30, 2000 and June 30, 1999 and six months ended June 30, 2000 and June 30, 1999 ..........     5

               Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2000 and June
               30, 1999.......................................................................................     6

               Consolidated Statements of Comprehensive Income (Unaudited)- Quarters ended June 30, 2000 and
               June 30, 1999 and six months ended June 30, 2000 and June 30, 1999 ............................     7

               Notes to Consolidated Financial Statements.....................................................     8

 Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    15

 Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.....................................    37

                                             PART II - OTHER INFORMATION

 Item 1   -    Legal Proceedings..............................................................................    38

 Item 2   -    Changes in Securities..........................................................................    38

 Item 3   -    Defaults Upon Senior Securities................................................................    38

 Item 4   -    Submission of Matters to a Vote of Security Holders............................................    38

 Item 5   -    Other Information..............................................................................    38

 Item 6   -    Exhibits and Reports on Form 8-K...............................................................    38

 SIGNATURES...................................................................................................    40

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

                          DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                                          June 30,         December 31,
                                                                                            2000               1999
                                                                                        (unaudited)          (audited)
                                                                                        -----------        -------------
ASSETS
Cash and due from banks                                                                 $    26,353         $    25,793
                                                                                        -----------         -----------
Money market investments:
   Securities purchased under agreements to resell                                           96,800              21,430
   Time deposits with other banks                                                           110,688             246,010
   Other short term investments, at cost                                                    115,059             102,796
                                                                                        -----------         -----------

         Total money market investments                                                     322,547             370,236
                                                                                        -----------         -----------
Investment securities and other instruments:
   Trading securities, at fair value                                                      1,027,841             862,698
   Securities available-for-sale, at fair value                                             353,471              66,325
   Securities held-to-maturity, at amortized cost                                         1,551,302           1,509,060
   Federal Home Loan Bank of NY (FHLB) stock, at cost                                        31,945              21,645
                                                                                        -----------         -----------

         Total investment securities and other instruments                                2,964,559           2,459,728
                                                                                        -----------         -----------
Loans:
   Mortgage loans held-for-sale, at lower of cost or market                               1,328,003           1,015,703
   Loans receivable, net                                                                    328,834             231,184
                                                                                        -----------         -----------

         Total loans                                                                      1,656,837           1,246,887
                                                                                        -----------         -----------

Receivables and mortgage servicing advances                                                  67,933              56,021
Broker dealer's operations receivable                                                        82,840             158,798
Accrued interest receivable                                                                  49,147              42,021
Servicing assets, net                                                                       125,556             109,721
Property, leasehold improvements and equipment, net                                          52,466              37,444
Cost in excess of fair value of net assets acquired, net                                     10,002               9,964
Real estate held for sale, net                                                                6,226               3,910
Prepaid and other assets                                                                     25,261              16,820
                                                                                        -----------         -----------

         Total assets                                                                   $ 5,389,727         $ 4,537,343
                                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase                                          $ 2,374,966         $ 1,927,956
Loans payable                                                                               483,603             353,460
Deposits                                                                                  1,180,896           1,010,424
Notes payable                                                                               468,033             461,053
Advances from FHLB                                                                          244,000             134,000
Broker dealer's operations payable                                                           81,615             154,210
Accrued expenses and other liabilities                                                      141,974             111,258
                                                                                        -----------         -----------

         Total liabilities                                                                4,975,087           4,152,361
                                                                                        -----------         -----------
Commitments and contingencies
                                                                                        -----------         -----------
Stockholders' equity:
   Serial Preferred Stock, $1 par value, 10,000,000 shares authorized: 8%
      Convertible Cumulative Preferred Stock, $1 par value (liquidation preference $1,000 per share), 20,000 shares designated and 8,460 shares issued and outstanding in 1999, and no shares outstanding in 2000; 7%
      Noncumulative Monthly Income Preferred Stock, $1 par value (liquidation
      preference $50 per share) 1,495,000 shares issued and outstanding                       1,495               1,503
   Common stock, $1 par value, 200,000,000 shares authorized; 42,418,634 and
      40,484,920 shares issued in 2000 and 1999, respectively; 42,362,634 and
      40,428,920 shares outstanding in 2000 and 1999, respectively                           42,419              40,485
   Paid-in capital                                                                          138,896             140,822
   Legal surplus                                                                              3,596               3,596
   Retained earnings                                                                        236,493             205,875
   Accumulated other comprehensive income, net of taxes                                      (8,203)             (7,243)
   Treasury stock at par value, 56,000 shares held                                              (56)                (56)
                                                                                        -----------         -----------

      Total stockholders' equity                                                            414,640             384,982
                                                                                        -----------         -----------

      Total liabilities and stockholders' equity                                        $ 5,389,727         $ 4,537,343
                                                                                        ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Quarter Ended                Six Month Period Ended
                                                                           June 30,                          June 30,
                                                                  -------------------------         -------------------------
                                                                    2000             1999             2000             1999
                                                                  --------         --------         --------         --------
Interest income:
  Loans                                                           $ 30,645         $ 17,276         $ 55,076         $ 35,477
  Mortgage-backed securities                                        21,023           14,864           40,260           28,360
  Investment securities                                             23,613           11,656           46,219           19,196
  Other interest-earning assets                                      4,914            3,097           10,144            6,598
                                                                  --------         --------         --------         --------
Total interest income                                               80,195           46,893          151,699           89,631
                                                                  --------         --------         --------         --------
Interest expense:
  Loans payable                                                      9,162            5,677           16,715           11,470
  Securities sold under agreements to repurchase                    34,111           16,015           62,994           31,025
  Deposits                                                          15,134            7,913           28,238           14,565
  Other borrowed funds                                              11,150            4,307           22,156            8,728
                                                                  --------         --------         --------         --------
Total interest expense                                              69,557           33,912          130,103           65,788
                                                                  --------         --------         --------         --------
Net interest income                                                 10,638           12,981           21,596           23,843
Provision for loan losses                                              807              458            1,655              753
                                                                  --------         --------         --------         --------
Net interest income after provision for loan losses                  9,831           12,523           19,941           23,090
                                                                  --------         --------         --------         --------
Non-interest income:
  Net gain on mortgage loan sales and fees                          31,618           23,887           55,754           40,121
  Trading account                                                   (1,339)          (1,007)            (412)           4,523
  Gain on sale of investment securities                                135              226            3,434              226
  Servicing income                                                   6,542            6,198           13,003           12,411
  Commissions, fees and other income                                 2,195            1,190            4,293            2,005
                                                                  --------         --------         --------         --------
Total non-interest income                                           39,151           30,494           76,072           59,286
                                                                  --------         --------         --------         --------
Non-interest expense:
  Compensation and benefits, net (See Note f)                        9,917           10,946           19,450           21,086
  Taxes, other than payroll and income taxes                           739              500            1,783              983
  Maintenance                                                          403              243              706              698
  Advertising                                                        1,777            1,201            3,880            2,599
  Professional services                                              1,261            1,522            2,269            2,758
  Telephone                                                            940              842            1,925            1,726
  Rent                                                               1,793            1,132            3,173            2,157
  Amortization of servicing assets                                   3,487            3,005            6,408            5,720
  Depreciation and amortization                                      1,699            1,042            3,227            1,973
  Other, (See Note f)                                                3,287            2,458            6,920            4,746
                                                                  --------         --------         --------         --------
Total non-interest expense                                          25,303           22,891           49,741           44,446
                                                                  --------         --------         --------         --------

Income before income taxes                                          23,679           20,126           46,272           37,930
Income taxes                                                         3,080            2,858            5,397            4,991
                                                                  --------         --------         --------         --------

Net income                                                          20,599           17,268           40,875           32,939
Retained earnings at beginning of period                           221,440          168,853          205,875          156,315
Less cash dividends paid:
  8% Convertible Cumulative Preferred Stock                             --              169              169              338
  7% Noncumulative Monthly Income Preferred Stock                    1,308            1,308            2,617            1,846
  Common stock                                                       4,238            3,234            7,471            5,660
                                                                  --------         --------         --------         --------
Retained earnings at the end of period                            $236,493         $181,410         $236,493         $181,410
                                                                  ========         ========         ========         ========

Earnings per share:
  Basic                                                           $   0.46         $   0.39         $   0.92         $   0.76
                                                                  ========         ========         ========         ========
  Diluted                                                         $   0.46         $   0.38         $   0.92         $   0.73
                                                                  ========         ========         ========         ========


   The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                                 Six Month Period Ended
                                                                                                         June 30,
                                                                                              -----------------------------
                                                                                                 2000              1999
                                                                                              -----------       -----------
                                                                                                       (unaudited)
Cash flows from operating activities:
Net income .............................................................................      $    40,875       $    32,939
                                                                                              -----------       -----------
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization ......................................................            2,911             1,795
    Amortization of interest-only strips held in trading accounts ......................            5,817             3,026
    Amortization of cost in excess of fair value of net assets acquired ................              316               178
    Amortization of servicing assets ...................................................            6,408             5,720
    Deferred tax provision (benefit) ...................................................            2,723              (613)
    Provision for loan losses ..........................................................            1,655               753
    Origination and purchases of mortgage loans held for sale ..........................       (1,417,425)       (1,413,822)
    Principal repayment and sales of mortgage loans held for sale ......................          657,017           640,003
    Purchases of trading securities ....................................................         (521,229)         (803,068)
    Principal repayments and sales of trading securities ...............................          762,238         1,483,128
    Increase in interest only strips, net ..............................................          (23,102)          (14,310)
    Increase in servicing assets .......................................................          (22,243)          (19,742)
    (Increase) decrease in receivables and mortgage servicing advances .................          (11,912)            4,711
    Decrease in broker dealer's operations receivable ..................................           75,958            16,647
    Increase in accrued interest receivable ............................................           (7,126)           (7,111)
    Increase (decrease) in interest payable ............................................            2,843            (2,348)
    Decrease in broker dealer's operations payable .....................................          (72,595)          (11,102)
    Increase in accounts payable and other liabilities .................................           19,496            28,626
    Increase in prepaid and other assets ...............................................           (8,441)           (1,936)
                                                                                              -----------       -----------
        Total adjustments ..............................................................         (546,691)          (89,465)
                                                                                              -----------       -----------
        Net cash used in operating activities ..........................................         (505,816)          (56,526)
                                                                                              -----------       -----------
  Cash flows from investing activities:
    Purchase of securities held to maturity ............................................          (93,536)         (169,700)
    Principal repayments and maturities of securities held to maturity .................            4,745            59,929
    Origination of loans receivable ....................................................         (184,800)          (39,109)
    Principal repayments of loans receivable ...........................................           85,655            12,940
    Purchases of securities available for sale .........................................         (357,401)         (594,393)
    Principal repayments and sales of  securities available for sale ...................          180,225           327,414
    Purchase of FHLB stock .............................................................          (10,300)           (3,481)
    Purchase of property, leasehold improvements and equipment .........................          (17,933)           (8,676)
    (Increase) decrease in real estate held for sale ...................................           (2,316)              249
                                                                                              -----------       -----------
        Net cash used in investing activities ..........................................         (395,661)         (414,827)
                                                                                              -----------       -----------
  Cash flows from financing activities:
        Increase in deposits ...........................................................          170,472           226,983
        Increase in securities sold under agreements to repurchase .....................          447,010            97,713
        Increase (decrease) in loans payable ...........................................          130,143           (95,167)
        Issuance of preferred stock ....................................................               --            72,065
        Increase in FHLB advances ......................................................          110,000            23,500
        Increase in notes payable ......................................................            6,980             7,373
        Dividends declared and paid ....................................................          (10,257)           (7,844)
                                                                                              -----------       -----------
        Net cash provided by financing activities ......................................          854,348           324,623
                                                                                              -----------       -----------
  Net decrease in cash and cash equivalents ............................................          (47,129)         (146,730)
  Cash and cash equivalents at beginning of period .....................................          396,029           344,696
                                                                                              -----------       -----------
  Cash and cash equivalents at the end of period .......................................      $   348,900       $   197,966
                                                                                              ===========       ===========
  Cash and cash equivalent includes:
     Cash and due from banks ...........................................................      $    26,353       $    35,093
     Money market investments ..........................................................          322,547           162,873
                                                                                              -----------       -----------
                                                                                              $   348,900       $   197,966
                                                                                              ===========       ===========
  Supplemental schedule of non-cash activities
     Loan securitizations ..............................................................      $   443,797       $   753,957
                                                                                              ===========       ===========
  Supplemental cash flows information:
     Cash used to pay interest .........................................................      $   127,260       $    68,136
                                                                                              ===========       ===========
     Cash used to pay income taxes .....................................................      $     4,764       $     2,991
                                                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                                               QUARTER ENDED         SIX MONTH PERIOD ENDED
                                                                                  JUNE  30,                 JUNE 30,
                                                                            --------------------     -----------------------
                                                                              2000        1999         2000           1999
                                                                            --------     -------     --------       --------
Net income:                                                                 $ 20,599     $17,268     $ 40,875       $ 32,939
                                                                            --------     -------     --------       --------
Other comprehensive income, net of tax:
  Unrealized net gains (losses) on securities arising during the period
    (net of taxes of $274,000 for the 2000 quarter; and
    $925,000 - 2000 and $4.1 million-1999 for the six months)                    429          --        1,447         (6,458)
   Less:  reclassification adjustment for (gains) losses included in net income (net of taxes of $78,000-2000 and $201,000-1999 for the
    quarter, and $1.5 million-2000 and $192,000-1999 for the six months)        (122)       (315)       2,407           (301)
                                                                            --------     -------     --------       --------
Other comprehensive income (loss)                                                551         315         (960)        (6,157)
                                                                            --------     -------     --------       --------
Comprehensive income, net of taxes                                          $ 21,150     $17,583     $ 39,915       $ 26,782
                                                                            ========     =======     ========       ========


   The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), SANA Investment Mortgage Bankers, Inc. ("SANA"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank ("Doral Bank PR"), Doral Bank FSB, ("Doral Bank NY"), Doral Money, Inc., Doral International, Inc., and Doral Properties, Inc. ("Doral Properties"). References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report for the year ended December 31, 1999, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and six month periods ended June 30, 2000 and 1999 were as follows:

                                                                      QUARTER ENDED            SIX MONTH PERIOD
                                                                         JUNE 30                 ENDED JUNE 30,
                                                                   -------------------       -------------------
                                                                    2000         1999         2000         1999
                                                                   ------      -------       ------       ------
          8% Convertible Cumulative   Preferred Stock              $  -0-      $ 20.00       $20.00       $40.00
          7% Noncumulative Monthly Income Preferred Stock          $ 0.88       $ 0.88       $ 1.76       $ 1.24
          Common Stock                                             $ 0.10       $ 0.08       $ 0.18       $ 0.14

d. At June 30, 2000, escrow funds include approximately $58.9 million deposited with Doral Bank PR. These funds are included in the Company's financial statements. Escrow funds also include approximately $4.4 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The number of average shares of common stock used for computing the basic and diluted net income per share was as follows:

                                  QUARTER ENDED                 SIX MONTH PERIOD ENDED
                                     JUNE 30,                          JUNE 30,
                           ---------------------------       ---------------------------
                              2000             1999             2000             1999
                           ----------       ----------       ----------       ----------
            Basic          42,362,634       40,428,920       41,395,777       40,428,920
            Diluted        42,390,769       42,417,211       41,395,777       42,435,528

f. Employee costs and other expenses are shown in the Consolidated Statements of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales when the loans are sold.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

                                                      QUARTER ENDED              SIX MONTH PERIOD ENDED
                                                         JUNE 30,                       JUNE 30,
                                                ------------------------        ------------------------
                                                     (IN THOUSANDS)                  (IN THOUSANDS)
                                                ------------------------        ------------------------
                                                  2000            1999            2000            1999
                                                --------        --------        --------        --------
Employee costs, gross                           $ 16,071        $ 17,244        $ 32,215        $ 34,252
Deferred costs pursuant to SFAS No. 91             6,154           6,298          12,765          13,166
                                                --------        --------        --------        --------
     Employee cost, net                         $  9,917        $ 10,946        $ 19,450        $ 21,086
                                                ========        ========        ========        ========

Other expenses, gross                           $  5,424        $  4,503        $ 10,496        $  8,967
Deferred costs pursuant to SFAS No. 91             2,137           2,045           3,576           4,221
                                                --------        --------        --------        --------
     Other expenses, net                        $  3,287        $  2,458        $  6,920        $  4,746
                                                ========        ========        ========        ========

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


(In thousands)

                                    Mortgage                            Broker
                                    Banking            Banking          Dealer      Eliminations         Totals
                                   ----------         ---------        -------      ------------       ----------
                                                            QUARTER ENDED JUNE 30, 2000
                                   ------------------------------------------------------------------------------
Net interest income after
  provision for loan losses        $   (1,919)           10,996            530             224         $    9,831
Non-interest income                $   36,067             1,409          2,218            (543)        $   39,151
Net income                         $   12,441             7,948            529            (319)        $   20,599
Identifiable assets                $3,021,700         2,296,407        838,771        (767,151)        $5,389,727


                                                                QUARTER ENDED JUNE 30, 1999
                                   ------------------------------------------------------------------------------
Net interest income after
  provision for loan losses        $    6,104             5,709            513             197         $   12,523
Non-interest income                $   26,685             2,692          1,702            (585)        $   30,494
Net income                         $   14,540             2,690            426            (388)        $   17,268
Identifiable assets                $2,030,724         1,154,604        774,769        (680,227)        $3,279,870

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    Mortgage                            Broker
                                    Banking            Banking          Dealer      Eliminations         Totals
                                   ----------         ---------        -------      ------------       ----------
                                                          SIX MONTH PERIOD ENDED JUNE 30, 2000
                                   ------------------------------------------------------------------------------
Net interest income after
 provision for loan losses         $   (2,797)           21,022          1,209             507         $   19,941
Non-interest income                $   68,659             4,490          4,018          (1,095)        $   76,072
Net income                         $   28,510            12,084            868            (587)        $   40,875
Identifiable assets                $3,021,700         2,296,407        838,771        (767,151)        $5,389,727


                                                         SIX MONTH PERIOD ENDED JUNE 30,1999
                                   ------------------------------------------------------------------------------
Net interest income after
 provision for loan losses         $   10,827            10,697          1,168             398         $   23,090
Non-interest income                $   52,116             5,054          2,943            (827)        $   59,286
Net income                         $   27,300             5,434            636            (431)        $   32,939
Identifiable assets                $2,030,724         1,154,604        774,769        (680,227)        $3,279,870


h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available-for-sale and held-to-maturity are shown below by category.

         1. The following table summarizes Doral Financial's holdings of trading securities as of June 30, 2000 and December 31, 1999.

          TRADING SECURITIES                                JUNE 30,         DECEMBER 31,
          (IN THOUSANDS)                                      2000               1999
                                                          -----------        ------------
          Mortgage-backed securities .............        $   920,210        $   757,080
          Interest-only strips ...................            105,716             84,293
          U.S. Treasury and agencies .............                199             15,041
          Puerto Rico government obligations .....              1,140              6,284
          Other ..................................                576                 --
                                                          -----------        -----------
                   Total .........................        $ 1,027,841        $   862,698
                                                          ===========        ===========

         2. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available-for-sale securities as of June 30, 2000 and December 31, 1999.

            Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                WEIGHTED
SECURITIES AVAILABLE-FOR-SALE              AMORTIZED       UNREALIZED       UNREALIZED         MARKET            AVERAGE
AS OF JUNE 30, 2000                           COST            GAINS           LOSSES            VALUE             YIELD
(DOLLARS IN THOUSANDS)                     ---------       ----------       ----------        ---------         ---------

MORTGAGE-BACKED SECURITIES
      GNMA
         Due within a year                 $  57,531        $     352        $     292        $  57,591              7.34%
      FNMA - FHLMC
         Due within a year                       474               16               --              490              8.00%
         Due over 10 years                     5,237               --               73            5,164              7.50%
DEBT SECURITIES
      US TREASURY
         Due within a year                    21,150               --              150           21,000              6.25%
         Due from 5 to 10 years               69,288               --            2,262           67,026              5.50%
         Due over 10 years                   200,381            1,819               --          202,200              6.20%
                                           ---------        ---------        ---------        ---------         ---------
                                           $ 354,061        $   2,187        $   2,777        $ 353,471              6.27%
                                           =========        =========        =========        =========         =========

                                                                                                                WEIGHTED
SECURITIES AVAILABLE-FOR-SALE              AMORTIZED       UNREALIZED       UNREALIZED         MARKET            AVERAGE
AS OF DECEMBER 31, 1999                       COST            GAINS           LOSSES            VALUE             YIELD
(DOLLARS IN THOUSANDS)                     ---------       ----------       ----------        ---------         ---------

DEBT SECURITIES
       US TREASURY
         Due from 5 to 10 years            $  68,648        $      --        $   2,323        $  66,325              5.50%
                                           =========        =========        =========        =========         =========

         3. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held-to-maturity securities as of June 30, 2000 and December 31, 1999.

            Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                   WEIGHTED
SECURITIES HELD-TO-MATURITY                AMORTIZED        UNREALIZED       UNREALIZED           MARKET            AVERAGE
AS OF JUNE 30, 2000                           COST            GAINS            LOSSES             VALUE              YIELD
(DOLLARS IN THOUSANDS)                     ----------       ----------       -----------        ----------         ---------

MORTGAGE-BACKED SECURITIES
      GNMA
         Due from 5 to 10 years            $    2,742        $      79        $       --        $    2,821              6.60%
         Due over 10 years                     22,081              834                54            22,861              6.99%
      CMO CERTIFICATES
         Due within a year                        893               71                --               964             14.78%
         Due from 1 to 5 years                  3,259                1                15             3,245              6.16%
         Due from 5 to 10 years                 5,234               --                23             5,211              6.26%
         Due over 10 years                    125,042              965               329           125,678              5.90%
DEBT SECURITIES
      FEDERAL FARM CREDIT NOTES
         Due from 1 to 5 years                  4,900               --                50             4,850              6.22%
         Due from 5 to 10 years                 9,996               --               296             9,700              6.41%
      FEDERAL HOME LOAN BANK NOTES
         Due within a year                     40,000               --               825            39,175              7.40%
         Due from 1 to 5 years                 53,539                6               925            52,620              7.56%
         Due from 5 to 10 years                92,595               --             1,712            90,883              7.97%
         Due over 10 years                    595,636               26            10,787           584,875              6.82%
      ZERO COUPON
         Due from 5 to 10 years               189,713               --                --           189,713              7.50%
         Due over 10 years                    152,566               --               738           151,828              7.89%
      PR HOUSING BANK NOTES
         Due over 10 years                      5,000               --               200             4,800              6.20%
      U.S. TREASURY
         Due within a year                      1,396                4                --             1,400              5.29%
         Due from 5 to 10 years                70,042               --               742            69,300              6.00%
         Due over 10 years                    174,668               --            10,815           163,853              5.29%
      ECONOMIC DEVELOPMENT BANK NOTE
         Due from 1 to 5 years                  2,000               --                --             2,000              6.60%
                                           ----------        ---------        ----------        ----------         ---------
                                           $1,551,302        $   1,986        $   27,511        $1,525,777              6.83%
                                           ==========        =========        ==========        ==========         =========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                   WEIGHTED
SECURITIES HELD-TO-MATURITY                AMORTIZED        UNREALIZED       UNREALIZED           MARKET            AVERAGE
AS OF DECEMBER 31, 1999                       COST            GAINS            LOSSES             VALUE              YIELD
(DOLLARS IN THOUSANDS)                     ----------       ----------       -----------        ----------         ---------

MORTGAGE-BACKED SECURITIES
      GNMA
         Due from 5 to 10 years            $    2,295        $      51        $       --        $    2,346              6.50%
         Due over 10 years                     24,294              941                67            25,168              6.99%

      CMO CERTIFICATES
         Due from 1 to 5 years                  5,227               --                37             5,190              6.06%
         Due from 5 to 10 years                 5,944                4                29             5,919              6.71%
         Due over 10 years                    127,764            1,072                70           128,766              5.89%

DEBT SECURITIES
      FEDERAL FARM CREDIT NOTES
         Due from 1 to 5 years                  4,994               --               269             4,725              6.22%
         Due from 5 to 10 years                 9,885               --               435             9,450              6.42%

      FEDERAL HOME LOAN BANK NOTES
         Due from 1 to 5 years                 26,539               --             1,359            25,180              7.31%
         Due from 5 to 10 years                72,592               --             4,345            68,247              7.30%
         Due over 10 years                    598,031               --            30,459           567,572              6.84%

      ZERO COUPON
         Due from 5 to 10 years               182,944               --                --           182,944              7.50%
         Due over 10 years                    146,823               --               923           145,900              7.86%

      PR HOUSING BANK NOTES
         Due over 10 years                      5,000               --               125             4,875              6.20%

      US TREASURY
         Due within a year                      1,597                3                --             1,600              5.03%
         Due from 5 to 10 years                70,061               --             2,161            67,900              6.00%
         Due over 10 years                    225,070               --            22,545           202,525              5.48%
                                           ----------        ---------        ----------        ----------         ---------
                                           $1,509,060        $   2,071        $   62,824        $1,448,307              6.71%
                                           ==========        =========        ==========        ==========         =========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


i. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:



  LOANS RECEIVABLE, NET
  (DOLLARS IN THOUSANDS)

                                                   AS OF JUNE 30, 2000         AS OF DECEMBER 31, 1999
                                                -------------------------     -------------------------
                                                  AMOUNT         PERCENT        AMOUNT        PERCENT
                                                ---------      ----------     ---------      ----------
Construction loans                              $ 156,574          42%        $ 114,853          41%
Residential mortgage loans                         77,019          21%           70,659          26%
Commercial real estate                             29,530           8%           32,383          12%
Consumer-- secured by mortgage                      2,595           1%            3,317           1%
Consumer-- other                                   15,465           4%           11,629           4%
Commercial non-real estate                         25,498           7%           16,989           6%
Loans on saving deposits                           10,630           3%            7,793           3%
Land secured                                       51,862          14%           19,927           7%
                                                ---------        ----         ---------        ----
         Loans receivable, gross(1)               369,173         100%          277,550         100%
                                                ---------        ----         ---------        ----
Less:
         Undisbursed portion of loans
              in process                          (32,474)                      (40,571)
         Unearned interest and deferred
              loan fees                            (4,472)                       (3,655)
         Allowance for loan losses(2)              (3,393)                       (2,140)
                                                ---------                     ---------
                                                  (40,339)                      (46,366)
                                                ---------                     ---------
  Loans receivable, net                         $ 328,834                     $ 231,184
                                                =========                     =========

------------------
         (1) Does not include mortgage loans held-for-sale by Doral Financial of $1.3 billion as of June 30, 2000 and $1.0 billion as of December 31, 1999.
         (2) Does not include $4.1 million and $4.0 million of allowance for loan losses allocated to mortgage loans held-for-sale as of June 30, 2000 and December 31, 1999, respectively.

j. Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties through Puerto Rico's industrial development authority. The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which will become the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building under construction.

k. Certain amounts reflected in the 1999 Consolidated Financial Statements have been reclassified to conform to the presentation for 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, banking, investment and broker-dealer activities. It is primarily engaged in a wide range of mortgage banking activities, including the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         Doral Financial is currently in its 28th year of operations. Doral Financial is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased during the quarters ended June 30, 2000 and 1999 by Doral Financial was approximately $820.5 million and $750.7 million, respectively. For the six month periods ended June 30, 2000 and 1999 the volume of loans originated and purchased was approximately $1.6 billion and $1.5 billion, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $8.2 billion as of June 30, 2000, from $7.0 billion as of the same date a year ago, an increase of 17 %. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities. At June 30, 2000, Doral Financial held securities for trading with a fair market value of $1.0 billion, approximately $747.4 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held-for-trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included in operations as part of trading account.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available-for-sale or held-to-maturity. During the second quarter of 2000 the Company purchased $65.4 million in securities classified as held-to-maturity. As of June 30, 2000, Doral Financial held approximately $1.6 billion in securities and other investments that are classified as held-to-maturity. As of June 30, 2000, Doral Financial also held $353.5 million of investment securities that were classified as available-for-sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

         For the quarters ended June 30, 2000 and 1999, Doral Financial's banking subsidiaries contributed approximately $7.9 million and $2.7 million, or 38% and 16%, respectively, to the Company's consolidated net income, which includes the operations of Doral Money, Inc., a wholly-owned subsidiary of Doral Bank PR. For the first half of 2000 and 1999, Doral Financial's banking subsidiaries contributed approximately $12.1 million and $5.4 million, or 30% and 16% respectively, to Doral Financial's consolidated net income.

         The Company's broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides retail and institutional financial advisory and investment banking services in Puerto Rico. For the quarters ended June 30, 2000 and 1999, Doral Securities' net income was approximately $529,000 and $426,000, respectively. For the six month period ended June 30, 2000 and 1999, Doral Securities' net income was approximately $868,000 and $636,000, respectively. Assets in customer brokerage accounts increased to $258.4 million as of June 30, 2000, from $150.0 million as of the same date a year ago, an increase of 72%.

         For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial's mortgage banking, banking and investment broker-dealer segments, please refer to note "g" of Doral Financial's Consolidated Financial Statements (unaudited).

         Unlike most financial holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of Doral Financial's principal mortgage units, is organized as an operating division within the parent company. As of June 30, 2000, Doral Financial had assets and net income of $2.6 billion and $16.8 million, respectively, at the parent company level.

RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND
1999

         Doral Financial's operations are mainly the result of: (i) the level of loan production; (ii) the behavior of the mortgage loan servicing portfolio;
(iii) the various components of Doral Financial's revenues; (iv) the elements of risk inherent to loan activities; and (v) Doral Financial's ability to manage its liquidity demands and capital resources. These factors are, in turn, primarily influenced by: (i) the direction of interest rates; (ii) the level of demand for mortgage credit; (iii) the strength of the economy in Puerto Rico; and (iv) the relationship between interest rates and the cost of funds.

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated.

TABLE A                                                                 QUARTER ENDED             SIX MONTH PERIOD ENDED
LOAN PRODUCTION                                                            JUNE 30,                      JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN BALANCE)    -------------------------     -------------------------
                                                                       2000          1999           2000            1999
                                                                   ----------     ----------     ----------     ----------
FHA/VA mortgage loans
         Number of loans ......................................         1,485          2,494          3,359          4,734
         Volume of loans ......................................    $  145,731     $  204,607     $  311,319     $  385,982
         Percent of total volume ..............................            18%            27%            19%            27%

Conventional conforming mortgage loans
         Number of loans ......................................         1,582          2,442          6,266          6,077
         Volume of loans ......................................    $  141,092     $  229,463     $  333,131     $  543,322
         Percent of total volume ..............................            17%            30%            21%            37%

Conventional non - conforming mortgage loans(1)(2)
         Number of loans ......................................         4,738          2,859          7,744          4,510
         Volume of loans ......................................    $  406,917     $  221,609     $  701,675     $  360,957
         Percent of total volume ..............................            50%            30%            44%            25%

Other(3)
         Number of loans ......................................           318            392            618            636
         Volume of loans ......................................    $  126,727     $   94,992     $  256,100     $  162,670
         Percent of total volume ..............................            15%            13%            16%            11%

Total loans
         Number of loans ......................................         8,123          8,187         17,987         15,957
         Volume of loans ......................................    $  820,467     $  750,671     $1,602,225     $1,452,931

Average initial loan balance ..................................    $  101,005     $   91,691     $   89,077     $   91,053

--------------------
         (1) Includes $17.6 million and $4.8 million in second mortgages for the quarters ended June 30, 2000 and 1999, respectively, and $29.9 million and $7.5 million in second mortgages for the six month periods ended June 30, 2000 and 1999.
         (2) Includes $15.8 million and $8.4 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended June 30, 2000 and 1999, respectively, and $34.0 million and $14.1 million for the six month periods ended June 30, 2000 and 1999.
         (3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

         A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the six months ended June 30, 2000 and 1999, refinance loans represented approximately 43% and 58%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

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

         The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:

TABLE B
LOAN ORIGINATION SOURCES
                                                                  SIX MONTH PERIOD ENDED JUNE 30,
                                          ---------------------------------------------------------------------------
                                                         2000                                      1999
                                          ---------------------------------          --------------------------------
                                          PUERTO RICO       US        TOTAL          PUERTO RICO       US       TOTAL
                                          -----------      ---        -----          -----------      ---       -----
Retail.................................       36%          --          36%               46%          --         46%
Wholesale..............................       39%           1%         40%               25%          11%        36%
New Housing Developments...............        9%          --           9%                7%          --          7%
Multi-family...........................       --            2%          2%               --            5%         5%
Other(1)...............................       13%          --          13%                6%          --          6%

--------------------
(1) Refers to commercial, construction and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

       Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, during the second quarters of 2000 and 1999, Doral Financial purchased servicing rights to approximately $77.0 million and $61.0 million, respectively, in principal amount of mortgage loans. For the six months period ended June 30, 2000 and 1999, the Company purchased servicing rights to approximately $119.5 and $133.9 million, respectively. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and will continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:

         TABLE C
         MORTGAGE LOAN SERVICING
         (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)
                                                                                        AS OF JUNE 30,
                                                                                -------------------------------

                                                                                    2000                1999
                                                                                -----------         -----------
         COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END
         GNMA .................................................                 $ 2,905,448         $ 2,466,371
         FHLMC/FNMA ...........................................                   2,189,885           2,075,579
         Doral Financial grantor trusts .......................                      96,582             124,808
         Other conventional mortgage loans(1) .................                   3,049,868           2,345,448
                                                                                -----------         -----------
         Total servicing portfolio ............................                 $ 8,241,783         $ 7,012,206
                                                                                ===========         ===========
         SELECTED DATA REGARDING
             MORTGAGE LOANS SERVICED
         Number of loans ......................................                     122,381             108,637
         Weighted average interest rate .......................                        7.71%               7.81%
         Weighted average remaining maturity (months) .........                         250                 232
         Weighted average servicing fee rate ..................                       .3490%              .3997%
         Average servicing portfolio ..........................                 $ 7,935,552         $ 6,244,532
         Principal prepayments ................................                 $   284,926         $   414,591
         Prepayments to average portfolio (annualized) ........                           8%                 13%
         Average size of loans prepaid ........................                 $    47,951         $    53,690

         DELINQUENT MORTGAGE LOANS AND
             PENDING FORECLOSURES AT PERIOD END
         60-89 days past due ..................................                        1.34%               1.26%
         90 days or more past due .............................                        2.23%               1.85%
                                                                                -----------         -----------
         Total delinquencies excluding foreclosures ...........                        3.57%               3.11%
                                                                                ===========         ===========
         Foreclosures pending .................................                        1.11%               1.21%
                                                                                ===========         ===========
         SERVICING PORTFOLIO ACTIVITY
         Beginning servicing portfolio ........................                 $ 7,633,181         $ 6,186,059
         Add:
                Loans funded and purchased(2) .................                   1,126,534           1,304,579
                Bulk servicing acquired .......................                     119,451             133,886
         Less:
                Servicing sales transferred ...................                     194,980                  --
                Run-off(3) ....................................                     442,403             612,318
                                                                                -----------         -----------
         Ending servicing portfolio ...........................                 $ 8,241,783         $ 7,012,206
                                                                                ===========         ===========

(1) Includes $1.1 billion and $884.6 million of loans owned by Doral Financial at June 30, 2000 and 1999, respectively, which represented 14% and 13% of the total servicing portfolio as of such dates.
(2) Excludes approximately $475.7 million and $148.4 million of commercial, construction and loans sold with servicing released not included in Doral Financial's mortgage servicing portfolio as of June 30, 2000 and 1999.
(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2000 and 1999, less than 7% of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

         As shown in Doral Financial's Consolidated Statements of Income, the principal components of Doral Financial's revenues are: (i) net interest income;
(ii) net gains on mortgage loan sales and fees; (iii) servicing income;
(iv) trading account; (v) gain on sale of investment securities; and
(vi) commissions, fees and other income.

NET INCOME

         Doral Financial's net income for the quarter ended June 30, 2000 increased $3.3 million, or 19%, from $17.3 million for the 1999 period to $20.6 million for the 2000 period. For the first half of 2000 and 1999, the Company's net income amounted to $40.9 million and $32.9 million, respectively an increase of 24%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's banking units, which contributed approximately $7.9 million to Doral Financial's consolidated net income for the quarter ended June 30, 2000, compared to $2.7 million for the respective 1999 period. Doral Securities, Doral Financial's investment banking and broker-dealer unit, contributed $529,000 to consolidated net income for the quarter ended June 30, 2000, compared to $426,000 for the respective 1999 period. Diluted earnings per common share for the second quarter of 2000 were $0.46 an increase of 21% over the $0.38 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the first half of 2000 increased by 26% when compared to the same period of 1999, from $0.73 for 1999 to $0.92 for 2000.

NET INTEREST INCOME

         Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

         Net interest income for the second quarter of 2000 and 1999 was $10.6 million and $13.0 million, respectively. For the first half of 2000 and 1999 net interest income amounted to $21.6 million and $23.8 million, respectively. The reduction in net interest income is due in part to the reduction of the spread between long-term and short-term rates and the increase in market interest rates, both of which affects the average cost of funds used to finance operations.

         The Company's banking subsidiaries contributed approximately $11.6 million to the consolidated net interest income of Doral Financial for the quarter ended June 30, 2000, compared to $6.0 million to consolidated net interest income for the quarter ended June 30, 1999. During the first half of 2000, the Company's banking subsidiaries contributed approximately $22.2 million to the consolidated net interest income, compared to $11.1 million for the first half of 1999.

         The following tables presents, for the periods indicated, the Company's average balance sheet, the total dollar amount of interest from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances are based on the average of month-end balances for Doral Financial and its non-banking subsidiaries, and average daily balances for the banking subsidiaries, in each case during the periods presented.


TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                                  QUARTER ENDED JUNE 30,
                                                       ----------------------------------   ----------------------------------
                                                                     2000                                1999
                                                       ----------------------------------   ----------------------------------
                                                         AVERAGE                 AVERAGE     AVERAGE                 AVERAGE
                                                         BALANCE    INTEREST   YIELD/RATE    BALANCE     INTEREST   YIELD/RATE
                                                       ----------   ---------  ----------   ----------   ---------  ----------
ASSETS:
Interest-Earning Assets:
        Total Loans(1)                                 $1,535,571     $30,645     7.98%     $  991,184     $17,276     6.97%
        Mortgage-Backed Securities                      1,183,675      21,023     7.10%        788,181      14,864     7.54%
        Investment Securities                           1,543,466      23,613     6.12%        677,580      11,656     6.88%
        Other Interest-Earning Assets(2)                  361,669       4,914     5.43%        270,850       3,097     4.57%
                                                       ----------     -------   ------      ----------     -------   ------
          Total Interest-Earning Assets/Interest
            Income                                      4,624,381     $80,195     6.94%      2,727,795     $46,893     6.88%
                                                                      =======   ======                     =======   ======
Total Non-Interest-Earning Assets                         423,042                              495,813
                                                       ----------                           ----------
Total Assets                                           $5,047,423                           $3,223,608
                                                       ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
         Loans Payable                                 $  494,477     $ 9,162     7.41%     $  394,257     $ 5,677     5.76%
         Repurchase Agreements                          2,249,206      34,111     6.07%      1,257,214      16,015     5.10%
         Deposits                                       1,208,403      15,134     5.01%        705,337       7,913     4.49%
         Other Borrowed Funds(3)                          603,754      11,150     7.39%        248,230       4,307     6.94%
                                                       ----------     -------   ------      ----------     -------   ------
            Total Interest-Bearing Liabilities/
              Interest Expense                          4,555,840     $69,557     6.11%      2,605,038     $33,912     5.21%
                                                                      =======   ======                     =======   ======
Total Non-Interest-Bearing Liabilities                     82,100                              263,525
                                                       ----------                           ----------
Total Liabilities                                       4,637,940                            2,868,563
Stockholders' Equity                                      409,483                              355,045
                                                       ----------                           ----------
Total Liabilities and Stockholders' Equity             $5,047,423                           $3,223,608
                                                       ==========                           ==========

Net Interest-Earning Assets                            $   68,541                           $  122,757
Net Interest Income                                                   $10,638                              $12,981

Interest Rate Spread(4)                                                            .83%                                1.67%
Interest Rate Margin(4)                                                            .92%                                1.90%
Net Interest-Earning Assets Ratio                                               101.50%                              104.71%

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

TABLE E
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                             SIX MONTH PERIOD ENDED JUNE 30,
                                                        ---------------------------------------------------------------------------
                                                                     2000                                   1999
                                                        ------------------------------------    -----------------------------------
                                                        AVERAGE                     AVERAGE     AVERAGE                   AVERAGE
                                                        BALANCE       INTEREST    YIELD/RATE    BALANCE     INTEREST     YIELD/RATE
                                                        -------       --------    ----------   --------     --------     ----------
ASSETS:
Interest-Earning Assets:
     Total Loans(1)                                    $1,373,806     $ 55,076        8.02%    $  976,987     $35,477        7.26%
     Mortgage-Backed Securities                         1,158,364       40,260        6.95%       786,375      28,360        7.21%
     Investment Securities                              1,477,034       46,219        6.26%       573,931      19,196        6.69%
     Other Interest-Earning Assets(2)                     352,667       10,144        5.75%       275,550       6,598        4.79%
                                                       ----------     --------      ------     ----------     -------      ------
        Total Interest-Earning Assets/Interest Income   4,361,871     $151,699        6.96%     2,612,843     $89,631        6.86%
                                                                      ========      ======                    =======      ======
Total Non-Interest-Earning Assets                         473,733                                 469,191
                                                       ----------                              ----------
Total Assets                                           $4,835,604                              $3,082,034
                                                       ==========                              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
     Loans Payable                                     $  448,458     $ 16,715        7.45%    $  398,300     $11,470        5.76%
     Repurchase Agreements                              2,145,030       62,994        5.87%     1,216,581      31,025        5.10%
     Deposits                                           1,122,528       28,238        5.03%       650,926      14,565        4.48%
     Other Borrowed Funds(3)                              592,146       22,156        7.48%       244,135       8,728        7.15%
                                                       ----------     --------      ------     ----------     -------      ------
        Total Interest-Bearing Liabilities/
          Interest Expense                              4,308,162     $130,103        6.04%     2,509,942     $65,788        5.24%
                                                                      ========      ======                    =======      ======
Total Non-Interest-Bearing Liabilities                    125,716                                 236,669
                                                       ----------                              ----------
Total Liabilities                                       4,433,878                               2,746,611
Stockholders' Equity                                      401,726                                 335,423
                                                       ----------                              ----------
Total Liabilities and Stockholders' Equity             $4,835,604                              $3,082,034
                                                       ==========                              ==========

Net Interest-Earning Assets                            $   53,709                              $  102,901
Net Interest Income                                                   $ 21,596                                $23,843

Interest Rate Spread(4)                                                                .92%                                  1.62%
Interest Rate Margin(4)                                                                .99%                                  1.83%
Net Interest-Earning Assets Ratio                                                   101.25%                                104.10%

(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and interest-bearing deposits at other banks.
(3)      Consist of FHLB-NY advances and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

         Doral Financial's interest rate spread and interest rate margin for the quarter and six months ended June 30, 2000 are adversely affected by the relatively small interest rate spread earned on the repurchase operation maintained by its securities unit.

         The following tables describes the extent to which changes in interest rates and changes in volume of interest rates on interest-earning assets and interest-bearing liabilities have affected Doral Financial's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE F
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)

                                                            QUARTER ENDED
                                                               JUNE 30,
                                            ----------------------------------------------
                                                       2000 COMPARED TO 1999
                                                     INCREASE (DECREASE) DUE TO:
                                             VOLUME             RATE              TOTAL
                                            ---------         ---------          ---------
INTEREST-EARNING ASSETS
      TOTAL LOANS                           $  37,954         $  15,524          $  53,478
      MORTGAGE-BACKED SECURITIES               29,834            (5,199)            24,635
      INVESTMENT SECURITIES                    59,581           (11,753)            47,828
      OTHER INTEREST EARNING ASSETS             4,154             3,113              7,267
                                            ---------         ---------          ---------
TOTAL INTEREST-EARNING ASSETS                 131,523             1,685            133,208
                                            ---------         ---------          ---------

INTEREST-BEARING LIABILITIES
      LOANS PAYABLE                             5,773             8,165             13,938
      REPURCHASE AGREEMENTS                    50,592            21,736             72,328
      DEPOSITS                                 22,587             6,280             28,867
      OTHER BORROWED FUNDS                     24,673             2,701             27,374
                                            ---------         ---------          ---------
TOTAL INTEREST-BEARING LIABILITIES            103,625            38,882            142,507
                                            ---------         ---------          ---------
NET INTEREST-EARNING ASSETS                 $  27,898         $ (37,197)         $  (9,299)
                                            =========         =========          =========

TABLE G
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)

                                                       SIX MONTH PERIOD ENDED
                                                              JUNE 30
                                            ----------------------------------------------
                                                          2000 COMPARED TO 1999
                                                       INCREASE (DECREASE) DUE TO:
                                             VOLUME             RATE               TOTAL
                                            ---------         ---------          ---------
INTEREST-EARNING ASSETS
      TOTAL LOANS                           $  28,819         $  10,379          $  39,198
      MORTGAGE-BACKED SECURITIES               26,831            (3,031)            23,800
      INVESTMENT SECURITIES                    60,411            (6,366)            54,045
      OTHER INTEREST EARNING ASSETS             3,693             3,399              7,092
                                            ---------         ---------          ---------
TOTAL INTEREST-EARNING ASSETS                 119,754             4,381            124,135
                                            ---------         ---------          ---------
INTEREST-BEARING LIABILITIES
      LOANS PAYABLE                             2,889             7,598             10,487
      REPURCHASE AGREEMENTS                    47,351            16,592             63,943
      DEPOSITS                                 21,128             6,187             27,315
      OTHER BORROWED FUNDS                     24,883             1,974             26,857
                                            ---------         ---------          ---------
TOTAL INTEREST-BEARING LIABILITIES             96,251            32,351            128,602
                                            ---------         ---------          ---------
NET INTEREST-EARNING ASSETS                 $  23,503         $ (27,970)         $  (4,467)
                                            =========         =========          =========


         INTEREST INCOME

         Total interest income increased from approximately $46.9 million during the second quarter of 1999, to $80.2 million during the second quarter of 2000, an increase of 71%. For the first six months of 2000, interest income increased by approximately $62.1 million, to $151.7 million compared to $89.6 million for the first six months of 1999.

The increases in interest income during both periods is primarily related to the increase in Doral Financial's total average interest-earning assets, which increased from $2.6 billion at June 30, 1999 to $4.4 billion at June 30, 2000.

         Interest income on loans increased by $13.4 million or 77% during the second quarter of 2000, as compared to the respective 1999 period. For the first half of 2000, interest income on loans increased by $19.6 million or 55%, as compared to the respective 1999 period. The increase during 2000 reflected an increase in the level of loans held by Doral Financial as compared to 1999, due to the increased volume of loan originations and an increase in the average rate of loans held during the period.

         Interest income on mortgage-backed securities for the second quarter of 2000 increased by 41% compared to the respective 1999 period. For the quarters ended June 30, 2000 and 1999, interest income on this type of interest-earning asset amounted to $21.0 million and $14.9 million, respectively. During the first half of 2000, income on mortgage-backed securities was $40.3 million, versus $28.4 million for the comparable 1999 period. The results for the 2000 periods reflect the increase of mortgage-backed securities, mainly comprised of tax-exempt Puerto Rico GNMA securities, which Doral Financial holds for longer periods prior to sale in order to maximize tax-exempt interest income received.

         Interest income on investment securities increased by $11.9 million during the second quarter of 2000, as compared to the same period of 1999, from $11.7 million to $23.6 million. Interest income on these securities was $46.2 for the six months ended June 30, 2000 as compared to $19.2 million for the same period a year ago. These results reflect the increase in the average balance of investment securities held during the period to $1.5 billion as of June 30, 2000, compared to $573.9 million as of June 30, 1999. The increase in investment securities reflects Doral Financial's strategy to increase its tax-exempt income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to Doral Financial under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial's status as a foreign corporation for U.S. income tax purposes.

         Interest income on other interest-earning assets increased by $1.8 million or 59% for the quarter ended June 30, 2000 as compared to the same quarter a year ago. Interest income on other interest earning assets was $10.1 million for the six months ended June 30, 2000, as compared to $6.6 million for the comparable period of 1999. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 1999 to 2000 was due primarily to higher liquidity and the investment of such liquidity in short-term investments. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income by expanding its business segments, primarily banking, investment banking and broker-dealer activities.

         INTEREST EXPENSE

         Total interest expense increased to $69.6 million during the second quarter of 2000, compared to $33.9 million for the respective 1999 period, an increase of 105%. Total interest expense for the first half of 2000 was $130.1 million, as compared to $65.8 million for the same period of 1999, an increase of 98%. The increase in interest expense for the 2000 periods was due primarily to the increase in the average amount of interest-bearing liabilities, used to fund Doral Financial's growth in interest-earning assets as well as in increase in the average cost of borrowings. Average interest-bearing liabilities increased to $4.3 billion at an average cost of 6.04% as of June 30, 2000, compared to $2.5 billion at an average cost of 5.24% as of June 30,1999.

         Interest expense related to loans payable increased by $3.5 million or 61% during the second quarter of 2000 as compared to the same period of 1999 as a result of higher borrowing costs. For the first half of 2000, interest expense associated with loans payable was $16.7 million, an increase of 46% from $11.5 million for the first six months ended June 30, 1999. The weighted-average interest rate cost for borrowings under Doral Financial's warehouse lines of credit was 7.41% and 5.76% for the second quarters of 2000 and 1999, respectively, and 7.45% and 5.76% for the six month periods then ended, respectively.

         Interest expense related to securities sold under agreements to repurchase increased by $18.0 million or 113% during the second quarter of 2000 as compared to the same period of 1999. During the first six months of 2000, interest expense related to securities sold under agreements to repurchase was $63.0 million, versus $31.0 million for the corresponding 1999 period, an increase of 103%. The increase during these periods reflected increased borrowings to finance mortgage-backed securities and other investment securities as well as higher borrowing costs. The weighted average interest rate cost of borrowings under repurchase agreements was 6.07% and 5.10% for the second quarters of 2000 and 1999, respectively.

         Interest expense on deposits increased by $7.2 million, or 91%, for the second quarter of 2000 as compared to the respective 1999 period. For the first half of 2000, interest expense on deposits was $28.2 million, an increase of 94% over the $14.6 million recorded for the same period of 1999. This increase is primarily related to a higher deposit base, which increased to $1.2 billion as of June 30, 2000, from $760.1 million as of the same date a year ago. The increase in deposits reflects the expansion of Doral Financial's banking subsidiaries branch network which included 20 branches as of June 30, 2000, compared to 14 branches as of June 30, 1999. This expansion trend is expected to continue throughout the remainder of 2000 and into 2001. The average interest cost on deposits was 5.01% and 5.03%, respectively, for the quarter and six month periods ended June 30, 2000, as compared to 4.49% and 4.48% for the respective 1999 periods.

         Interest expense on other borrowed funds was $11.2 million for the quarter ended June 30, 2000, as compared to $4.3 million for the same period a year ago, an increase of 160%. For the first six months of 2000, interest expense on other borrowed funds increased by 154%, to $22.2 million from $8.7 million in 1999. For the second quarter and first half of 2000, the weighted average interest rate for other borrowed funds was 7.39% and 7.48%, respectively, compared to 6.94% and 7.15%, respectively, for the corresponding 1999 periods.

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


         TABLE H
         ALLOWANCE FOR LOAN LOSSES AND OREO
         (DOLLARS IN THOUSANDS)

                                                               QUARTER ENDED           SIX MONTH PERIOD ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                           ----------------------      -------- -------------
                                                             2000          1999          2000          1999
                                                           --------      --------      --------      --------
          OREO:
               Balance at beginning of period .........    $  1,129      $    796      $    910      $  1,011
               Provision for losses ...................         135           135           270           350
               Net gains, charge-offs and others ......         (41)         (140)           43          (570)
                                                           --------      --------      --------      --------
          Balance at end of period ....................    $  1,223      $    791      $  1,223      $    791
                                                           ========      ========      ========      ========

          Allowance for Loan Losses(1):
          Balance at beginning of period ..............    $  6,863      $  5,435      $  6,136      $  5,166
          Provision for loan losses ...................         807           458         1,655           753
                                                           --------      --------      --------      --------
          Charge - offs:
               Mortgage loans held-for-sale ...........         (67)         (360)         (115)         (444)
               Construction ...........................          --            --            --            --
               Residential mortgage loans .............          --            --            --            --
               Commercial real estate .................          --            --            --            --
               Consumer ...............................        (221)         (148)         (278)         (159)
               Commercial non-real estate .............         (74)           --           (74)           --
               Other ..................................          --            16           (53)          (64)
                                                           --------      --------      --------      --------
          Total Charge-offs ...........................        (362)         (492)         (520)         (667)
                                                           --------      --------      --------      --------
           Recoveries:
               Mortgage loans held-for-sale ...........          --            --            14           139
               Construction ...........................          --            --            --            --
               Residential mortgage loans .............         104            (6)          104            --
               Commercial real estate .................          --            --            --            --
               Consumer ...............................          35            10            58            14
               Commercial non-real estate .............          --            --            --            --
               Other ..................................          --            --            --            --
                                                           --------      --------      --------      --------
          Total recoveries ............................         139             4           176           153
                                                           --------      --------      --------      --------
          Net charge-offs .............................        (223)         (488)         (344)         (514)
                                                           --------      --------      --------      --------
          Balance at end of period ....................    $  7,447      $  5,405      $  7,447      $  5,405
                                                           ========      ========      ========      ========

          Allowance for loan losses as a percentage
             of total loans outstanding ...............        0.45%         0.49%         0.45%         0.49%

-------------------------

(1) Relates to both mortgage loans held-for-sale and to loans receivable held for investment.

         The allowance for loan losses relating to loans held by Doral Financial was $7.4 million at June 30, 2000, compared to $5.4 million as of June 30, 1999. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, commercial real estate and other commercial loans for which Doral Financial provides a higher allowance for loan losses.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 32% during the second quarter of 2000 to $31.6 million, as compared to the same period of 1999. For the six month periods ended June 30, 2000 and 1999, mortgage loan sales were $55.8 million and $40.1 million, respectively, an increase of 39%.The increase for 2000 was mainly the result of the Company's ability to obtain higher profitability through higher loan fees resulting in increased gains on sales, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in internal loan originations and bulk purchases of servicing rights. During the second quarters of 2000 and 1999, Doral Financial purchased servicing rights to approximately $77.0 million and $61.0 million, respectively, of mortgages through bulk purchases. For the first half of 2000 and 1999, such purchases were approximately $119.5 million and $133.9 million, respectively. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         The increase in the amount of loan servicing income for the second quarter and first half of 2000 was primarily due to the increase in the principal amount of loans serviced as compared to the 1999 period. The mortgage servicing portfolio was approximately $8.2 billion at June 30, 2000, compared to $7.0 billion as of June 30, 1999.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $284.9 million and $414.6 million for the six months ended June 30, 2000 and 1999, respectively. This represented approximately 8% and 13%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that increased or maintained the size of Doral Financial's servicing portfolio even during periods of high prepayments.

         Trading Account. Trading account includes all gains or losses, whether realized or unrealized, in the market value of Doral Financial's securities held-for-trading, as well as gains or losses on options and future contracts used for interest rate management purposes. Trading account activities for the quarters ended June 30, 2000 and 1999, resulted in losses of $1.3 million and $1.0 million, respectively. Trading account activities for the quarters ended June 30, 2000 and 1999, included $4.0 million of unrealized gains and $2.5 million of unrealized losses, respectively, on the value of its securities held-for-trading pursuant to SFAS No. 115. Trading account activities for the six month period ended June 30, 2000, resulted in losses of $412,000 compared to $4.5 million in gains during the respective 1999 period. Trading account activities for the six month periods ended June 30, 2000 and 1999 included $8.5 million of unrealized gains and $1.5 million of unrealized losses, respectively, on the value of its securities held for trading pursuant to SFAS No. 115.

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities available-for-sale. For the second quarter and first six months of 2000, gain on sale of investment amounted to $135,000 and $3.4 million, respectively, compared to $226,000 for both periods of 1999.

         Gain on Sale of Servicing Assets. There were no sales of servicing assets during the first half of 2000 or 1999. While Doral Financial's strategy is to continue to increase the size of its servicing portfolio by retaining the servicing rights on the mortgage loans it originates, Doral Financial may sell servicing rights in the future when market conditions are favorable.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 84% during the second quarter of 2000 as compared to the same 1999 period. For the first half of 2000, commissions, fees and other income increased 114%, as compared to the respective 1999 period. The increases during the 2000 period were due primarily to increased commissions and fees earned by Doral Financial's banking and broker-dealer subsidiaries.

         NON-INTEREST EXPENSE

         Total non-interest expense increased by only 11% during the second quarter ended June 30, 2000, as compared to the respective 1999 period, as a result of Doral Financial's ongoing cost reduction plan, notwithstanding the opening of 16 retail offices since June 30, 1999. For the six month period ended June 30, 2000, total non-interest expense increased by 12% from the comparable 1999 period.

         PUERTO RICO INCOME TAXES

         The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the second quarters of 2000 and 1999, the effective income tax rate of Doral Financial was 13% and 14%, respectively, while for the six month periods ended June 30, 2000 and 1999 it was 12% and 13%, respectively.

         The lower effective tax rates (as compared to the maximum statutory rate) experienced by the Company reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. The interest received by Doral Financial on U.S. Treasury and agency securities is also exempt from Puerto Rico income taxation.

AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the second quarter of 2000 resulted in the recording of approximately $16.0 million of IOs, compared to $13.2 million for the corresponding 1999 period. For the six month periods ended June 30, 2000 and 1999, the Company recorded IOs in the amount of $33.0 million and $23.6 million, respectively. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Trading securities."

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of IOs for each of the quarters ended June 30, 2000 and 1999, was approximately $3.0 million and $1.3 million, respectively. For the first six month periods ended June 30, 2000 and 1999, amortization of IOs was approximately $5.8 million and $3.0 million, respectively.

         Beginning with the second quarter of 1995, following the implementation by Doral Financial of SFAS No. 122 (later superseded by SFAS No. 125), whenever Doral Financial sells a mortgage loan, it allocates the carrying amount of the loan between the loan sold and the servicing right retained based on their relative fair values. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statement of Income. The increase in the creation of servicing assets reflects increased mortgage loan sales and securitizations during such periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statements of Condition of Doral Financial. (Refer to Table I for servicing assets activities for the periods indicated).

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

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:


         TABLE I
         CAPITALIZATION OF MORTGAGE SERVICING ASSETS
         (IN THOUSANDS)

                                                                QUARTER ENDED          SIX MONTH PERIOD ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                           ----------------------      ----------------------
                                                              2000         1999          2000          1999
                                                           --------      --------      --------      --------
          Balance at beginning of period ..............    $116,115      $ 79,175      $109,721      $ 72,568
          Capitalization of rights ....................      11,612         9,471        20,356        17,686
          Rights sold .................................          --            (7)           --            (7)
          Rights purchased ............................       1,316           956         1,887         2,063
          Amortization:
                   Scheduled ..........................      (3,487)       (3,005)       (6,408)       (5,720)
                   Unscheduled ........................          --            --            --            --
                                                           --------      --------      --------      --------
          Balance at end of period ....................    $125,556      $ 86,590      $125,556      $ 86,590
                                                           ========      ========      ========      ========


         Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and servicing assets can adversely affect Doral Financial's revenues and liquidity by increasing the amortization rates for servicing assets and IOs, as well as requiring Doral Financial to recognize an impairment against income over and above scheduled amortization. However, a substantial portion of Doral Financial's servicing portfolio consists of tax-exempt FHA/VA mortgage loans which carry lower interest rates than those on conventional mortgage loans, which tends to reduce the prepayment risks related to such loans. See "Interest Rate Management." The portion of Doral Financial's mortgage servicing portfolio consisting of the servicing asset that was originated by Doral Financial prior to the adoption of SFAS No. 122 is not reflected as an asset on Doral Financial's Consolidated Financial Statements, and is not subject to amortization or impairment.

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

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis to the purchasers. Generally, such loans have a low loan-to-value ratio. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of June 30, 2000, the maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $621.5 million. As of June 30, 2000, the Company maintained a reserve of $1.6 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in Doral Financial's Consolidated Financial Statements.

         Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of June 30, 2000, approximately 21% of Doral Financial's gross loans receivable portfolio consisted of residential mortgage loans.

         Doral Financial manages credit risk by maintaining sound underwriting standards, monitoring the quality of the loan portfolio, assessing reserves and loan concentrations, recruiting qualified credit officers, implementing and monitoring lending policies and collateral requirements, and instituting procedures to ensure appropriate actions to comply with laws and regulations. Doral Financial's collateral requirements for loans depend on the financial strength of the borrower and the type of loan involved. Acceptable collateral principally includes cash, deposit and investment accounts and real estate, and, to a lesser extent, liens on accounts receivable, lease receivables, inventory and personal property. In the case of non-conforming loans sold subject to recourse, Doral Financial also generally requires lower loan-to-value ratios to protect itself from possible losses on foreclosure.

         Because most of Doral Financial's loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, Doral Financial is subject to greater credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. For example, if Puerto Rico's real estate market were to experience an overall decline in property values, the Company's rates of loss on foreclosure would probably increase.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held-for-sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held-for-sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Financial's banking subsidiaries policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the quarters ended June 30, 2000 and 1999, Doral Financial's banking subsidiaries would have recognized $1.1 million and $489,000, respectively, in additional interest income had all delinquent loans owned by the banking subsidiaries been accounted for on an accrual basis.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated.

TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                             AS OF JUNE 30,    AS OF DECEMBER 31,
                                                                                  2000                1999
                                                                             --------------    ------------------
Mortgage banking business:
         Loans held-for-sale past due 90 days
            and still accruing(1) ................................              $  58,337           $  44,030
         OREO ....................................................                  6,116               3,834
                                                                                ---------           ---------
         Total NPAs of mortgage banking business .................                 64,453              47,864
                                                                                ---------           ---------
Other lending activities through banking subsidiaries:
         Non-accrual loans
             Construction ........................................                  1,017                  --
             Residential mortgage loans ..........................                  4,008               3,731
             Commercial real estate ..............................                  2,008                 567
             Consumer ............................................                    330                 205
             Commercial non-real estate ..........................                    297                  --
             Other ...............................................                    150                  --
                                                                                ---------           ---------
         Total non-accrual loans .................................                  7,810               4,503

         OREO ....................................................                    110                  76
                                                                                ---------           ---------
         Total NPAs of banking subsidiaries ......................                  7,920               4,579
                                                                                ---------           ---------
         Total NPAs of Doral Financial (consolidated) ............              $  72,373           $  52,443
                                                                                =========           =========

         Total NPAs of banking subsidiaries as a percentage of
            their loans receivable, net and OREO .................                   3.24%               2.53%

         Total NPAs of Doral Financial (consolidated) as a
             percentage of consolidated total assets .............                   1.34%               1.16%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated) .................                  10.29%              11.70%

--------------------
(1) Does not include approximately $17.6 million and $26.1 million of 90 days past due FHA/VA loans as of June 30, 2000 and December 31, 1999, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and certain other investors and mortgage loans sold to certain other purchasers, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the six month period ended June 30, 2000, the average monthly amount of funds advanced by Doral Financial under such servicing agreements was approximately $10.0 million, compared to $8.0 million for the same period during 1999, reflecting the increase in the size of the Company's servicing portfolio.

         Doral Financial's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. In the past, Doral Financial has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. Doral Financial's banking subsidiaries also rely on deposits, borrowings from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY.

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of June 30, 2000 and December 31, 1999:


  TABLE K
  SOURCES OF BORROWINGS
  (DOLLARS IN THOUSANDS)

                                                       AS OF JUNE 30, 2000         AS OF DECEMBER 31, 1999
                                                   --------------------------    ---------------------------
                                                      AMOUNT          AVERAGE       AMOUNT           AVERAGE
                                                   OUTSTANDING          RATE     OUTSTANDING          RATE
                                                   -----------        -------    -----------         -------
  Repurchase Agreements .......................    $2,374,966          6.29%     $1,927,956           5.54%
  Loans Payable ...............................       483,603          7.43%        353,460           6.53%
  Deposits ....................................     1,180,896          5.27%      1,010,424           4.83%
  Notes Payable ...............................       468,033          7.83%        461,053           7.84%
  Advances from FHLB ..........................       244,000          6.27%        134,000           5.73%

         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $5.6 billion as of June 30, 2000, of which $2.8 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:


  TABLE L
  AVERAGE DEPOSIT BALANCE
  (DOLLARS IN THOUSANDS)

                                                    SIX MONTH PERIOD ENDED               YEAR ENDED
                                                         JUNE 30, 2000               DECEMBER 31, 1999
                                                  --------------------------    ---------------------------
                                                    AVERAGE          AVERAGE      AVERAGE           AVERAGE
                                                    BALANCE            RATE       BALANCE            RATE
                                                  ----------         -------    ----------         --------

 Certificates of deposit .....................    $  784,342          6.32%     $  481,265           5.84%
 Regular passbook savings ....................        54,185          4.68%         51,605           4.57%
 Now accounts ................................       150,916          4.50%        106,502           4.65%
 Non-interest bearing ........................       133,085            --         132,429             --
                                                  ----------          ----      ----------           ----
          Total deposits .....................    $1,122,528          5.03%     $  771,801           4.64%
                                                  ==========          ====      ==========           ====

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2000.


  TABLE M
  DEPOSIT MATURITIES
  (IN THOUSANDS)

                                                                AMOUNT
                                                             -----------
  Certificates of deposit maturing
         Three months or less......................          $   132,448
         Over three through six months.............               92,156
         Over six through twelve months............              139,464
         Over twelve months........................              176,119
                                                              ----------
         Total.....................................           $  540,187
                                                              ==========

         As of June 30, 2000 and December 31, 1999, Doral Financial's banking subsidiaries had approximately $337.9 million and $295.4 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used as a source of long-term funds.

         As of June 30, 2000, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, Doral Bank PR's and Doral Bank NY's regulatory capital ratios as of June 30, 2000, based on existing Federal Reserve, OTS and FDIC guidelines.


TABLE N
REGULATORY CAPITAL RATIOS

                                                       DORAL         DORAL         DORAL
                                                     FINANCIAL      BANK PR       BANK NY(1)
                                                    ----------     --------      ----------
  Tier 1 Capital Ratio (Tier 1 capital to
  risk weighted assets) ......................         16.6%         14.4%         78.9%
  Total Capital (total capital to risk
  weighted assets) ...........................         16.9%         14.8%         79.1%
  Leverage Ratio (Tier 1 capital to
  average assets) ............................          8.6%          6.9%         29.8%

---------------------
(1) In connection with the chartering of Doral Bank NY in October 1999, the FDIC required that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

         As of June 30, 2000, each of Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At June 30, 2000, Doral Financial's total assets were $5.4 billion compared to $4.5 billion at December 31, 1999. The increase in assets was due primarily to a net increase in the securities portfolio of approximately $504.8 million. Total liabilities were $5.0 billion at June 30, 2000, compared to $4.2 billion at December 31, 1999. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts and advances from FHLB. At June 30, 2000, deposit accounts totaled $1.2 billion, compared to $1.0 billion at December 31, 1999. As of June 30, 2000, Doral Financial's banking subsidiaries had $2.3 billion in assets, compared to $1.9 billion at December 31, 1999.

INTEREST RATE MANAGEMENT

         General. Interest rate fluctuations is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial's portfolio of loans and mortgage-backed securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings, as well as Doral Financial's strategies to manage such effects, are discussed in Doral Financial's Annual Report to Shareholders, which information is also incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Management."

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of June 30, 2000. Condensed information as of December 31, 1999 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held-for-sale and securities held-for-trading are assumed to mature within one year. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Off-balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE O
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)

                                                  1 YEAR        1 TO 3         3 TO 5        OVER 5      NON-INTEREST
             AS OF JUNE 30, 2000                 OR LESS         YEARS          YEARS        YEARS       RATE BEARING     TOTAL
---------------------------------------------   ----------     ---------     ---------     ----------    ------------   ----------
ASSETS
    Cash and Money Market ...................   $  348,900     $      --     $      --     $       --    $        --    $  348,900
    Total Loans .............................    1,552,439        11,041        25,844         67,513             --     1,656,837
    Securities Held-for-Trading .............    1,027,841            --            --             --             --     1,027,841
    Securities Available for Sale ...........       79,081            --            --        274,390             --       353,471
    Securities Held-to-Maturity .............       42,289        14,000        49,698      1,445,315             --     1,551,302
    FHLB Stock ..............................           --            --            --         31,945             --        31,945
    Other Assets ............................           --            --            --             --        419,431       419,431
                                                ----------     ---------     ---------     ----------    -----------    ----------
    TOTAL ASSETS ............................   $3,050,550     $  25,041     $  75,542     $1,819,163    $   419,431    $5,389,727
                                                ==========     =========     =========     ==========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Loans Payable ...........................   $  483,603     $      --     $      --     $       --    $        --    $  483,603
    Repurchase Agreements ...................    1,765,820            --        55,000        554,146             --     2,374,966
    Deposits ................................      826,135       157,965        61,832            730        134,234     1,180,896
    Other Borrowed Funds ....................      240,998        38,480       218,440        214,115             --       712,033
    Other Liabilities .......................           --            --            --             --        223,589       223,589
    Stockholders' Equity ....................           --            --            --             --        414,640       414,640
                                                ----------     ---------     ---------     ----------    -----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY ................................   $3,316,556     $ 196,445     $ 335,272     $  768,991    $   772,463    $5,389,727
                                                ==========     =========     =========     ==========    ===========    ==========
Off Balance Sheet Instruments - Interest
    Rate Swaps ..............................   $  105,000     $  (5,000)    $(100,000)    $       --    $        --    $       --
Interest Rate Sensitivity Gap ...............     (161,006)     (176,404)     (359,730)     1,050,172       (353,032)           --
Cumulative Interest Rate Sensitivity ........     (161,006)     (337,410)     (697,140)       353,032             --            --
Cumulative Gap to Interest-Earning Asset ....        (3.24)%       (6.79)%      (14.03)%         7.10%            --            --

         CONDENSED INTEREST RATE
           SENSITIVITY ANALYSIS                   1 YEAR        1 TO 3        3 TO 5         OVER 5      NON-INTEREST
         AS OF DECEMBER 31, 1999                 OR LESS         YEARS         YEARS         YEARS       RATE BEARING     TOTAL
---------------------------------------------   ----------     ---------     ---------     ----------    ------------   ----------
                                                                             (DOLLARS IN THOUSANDS)
Off-Balance Sheet Instruments - Interest
    Rate Swaps ..............................   $  105,000     $  (5,000)    $(100,000)    $       --    $        --    $       --
Interest Rate Sensitivity Gap ...............      (30,941)      (77,539)     (372,400)       817,779       (336,899)           --
Cumulative Interest Rate Sensitivity Gap ....      (30,941)     (108,480)     (480,880)       336,899             --            --
Cumulative Gap to Interest-Earning Assets ...        (0.75)%       (2.64)%      (11.72)%         8.21%            --            --

         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income. As of June 30, 2000 and December 31, 1999, Doral Financial had a one year negative gap of approximately $161.0 million and $30.9 million, respectively. Doral Financial's negative gap within one year is due primarily to its large portfolio of FHLB notes and other U.S. agency securities which have call features but are not likely to be exercised by such agencies due to the actual interest rate environment. While static gap analysis is a useful measure for determining short-term risk to future net interest income, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held-for-sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit.

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

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur, except for interest rate swaps entered into by Doral Bank which are not reflected on the Company's Consolidated Financial Statements. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. For six months ended June 30, 2000, average assets and liabilities related to derivatives were both $6.6 million. The notional amounts of assets and liabilities related to derivatives which are not recorded on Doral Financial's statement of condition totaled $1.7 billion and $396 million, respectively, as of June 30, 2000. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

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

INFLATION

         General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Management" in the Company's Annual Report for the year ended December 31, 1999 for a discussion of the effects of changes of interest rates on Doral Financial's operations.

CHANGES IN ACCOUNTING STANDARDS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS No. 133"). This new standard, as amended, will become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, but with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities, and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories:
(a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs, or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. Management has determined to adopt this Statement during the first quarter of fiscal year 2001 and believes that such adoption will not have a material effect on the Company's financial position or results of operations since all derivatives owned by the Company, except $105 million in interest rate swaps, are recorded at their fair value.

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

         On February 18, 2000, Doral Financial filed an election with the Board of Governors of the Federal Reserve System (the "Board") to become an FHC, which became effective on March 11, 2000. As an FHC, Doral Financial's broker-dealer subsidiary has already commenced limited equity underwriting and dealing activities and Doral Financial is actively pursuing the possibility of engaging in various other activities permitted to FHC's, including insurance agency and underwriting related activities.

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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The matters voted upon at Doral Financial the annual stockholders meeting held on April 13, 2000, and the results of the voting thereon were previously reported on Doral Financial's Quarterly Report on Form 10Q for the quarter ended March 31, 2000.

ITEM 5 - OTHER INFORMATION

         On August 4, 2000, the Board of Directors authorized a quarterly $0.10 per share cash dividend to be paid on September 1, 2000 to shareholders of record as of August 11, 2000 of the Company's Common Stock.

         During the second quarter of 2000, Doral Financial incurred losses of approximately $2.3 million related to certain options transactions entered into by representatives of its brokerage unit for the account of clients as well as for their personal accounts. While Doral Financial is still investigating this matter, it appears the representatives misinterpreted important information regarding the value of the options when executing the transactions. Accordingly, Doral Financial voluntarily agreed to absorb all losses incurred by its clients (other than the representatives and their related parties). While the Company believes that it will be able to recover all or a substantial portion of such losses from the representatives or its insurance company, such anticipated recoveries have not been recognized by the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.101 - Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

                  Exhibit 10.102 - Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

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



                                                DORAL FINANCIAL CORPORATION
                                                       (Registrant)


Date: August 14, 2000                                  /s/ Salomon Levis
                                                 ------------------------------
                                                         Salomon Levis
                                                     Chairman of the Board
                                                  and Chief Executive Officer


Date: August 14, 2000                               /s/ Richard F. Bonini
                                                -------------------------------
                                                       Richard F. Bonini
                                                Senior Executive Vice President
                                                  and Chief Financial Officer


Date: August 14, 2000                                /s/ Ricardo Melendez
                                                -------------------------------
                                                       Ricardo Melendez
                                                        Vice President
                                                  Principal Accounting Officer

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                             DESCRIPTION
         --------                           -----------
         10.101  -  Second Amendment, dated as of June 23, 2000, to Amended and
                    Restated Credit Agreement (Warehouse Facility), dated as of
                    June 25, 1999, between Doral Financial Corporation, Doral
                    Mortgage Corporation, the lenders party thereto and Bankers
                    Trust Company, as agent and lender.

         10.102  -  Second Amendment, dated as of June 23, 2000, to Amended and
                    Restated Credit Agreement (Servicing Facility), dated as of
                    June 25, 1999, between Doral Financial Corporation, Doral
                    Mortgage Corporation, the lenders party thereto and Bankers
                    Trust Company, as agent and lender.

         12(a)   -  Computation of Ratio of Earnings to Fixed Charges.

         12(b)   -  Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Dividends.

         27      -  Financial Data Schedule (for SEC use only).