Form 10-Q
period 2000-09-30
DORAL FINANCIAL CORP
filed 2000-11-14
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                              ---------------------


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO


                         COMMISSION FILE NUMBER 0-17224

                           DORAL FINANCIAL CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Puerto Rico                                         66-0312162
         -----------                                         ----------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

1159 F.D. Roosevelt Avenue,
San Juan, Puerto Rico                                        00920-2998
---------------------                                        ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number,
      including area code                                  (787) 749-7100
                                                           --------------
  Former name, former address
              and
  Former fiscal year, if changed                            Not Applicable
        since last report                                   --------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]  NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 14, 2000 - 42,362,634

                           DORAL FINANCIAL CORPORATION
                                   INDEX PAGE

                         PART I - FINANCIAL INFORMATION

Item 1   -    Financial Statements

              Consolidated Statements of Financial Condition as of September 30, 2000 (Unaudited) and
              December 31, 1999................................................................................     4

              Consolidated Statements of Income and Retained Earnings  (Unaudited) - Quarters ended
              September 30, 2000 and September 30, 1999 and nine months ended September 30, 2000 and                5
              September 30, 1999 ..............................................................................

              Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2000
              and September 30, 1999...........................................................................     6

              Consolidated Statements of Changes in Stockholders' Equity as of September 30, 2000
              (Unaudited) and December 31, 1999................................................................     7

              Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended September 30,
              2000 and September 30, 1999 and nine months ended September 30, 2000 and
              September 30, 1999...............................................................................     8

              Notes to Consolidated Financial Statements.......................................................     9

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............    16

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................    38

                                                 PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................    38

Item 2   -    Changes in Securities............................................................................    38

Item 3   -    Defaults Upon Senior Securities..................................................................    38

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................    38

Item 5   -    Other Information................................................................................    38

Item 6   -    Exhibits and Reports on Form 8-K.................................................................    39

SIGNATURES.....................................................................................................    40

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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)

                                                                                        September 30,            December 31,
                                                                                            2000                    1999
                                                                                         (unaudited)              (audited)
                                                                                        -------------           -------------
ASSETS
Cash and due from banks                                                                  $     28,476           $     25,793
                                                                                         ------------           ------------
Money market investments:
   Securities purchased under agreements to resell                                              9,010                 21,430
   Time deposits with other banks                                                             117,190                246,010
   Other short term investments, at cost                                                      143,061                102,796
                                                                                         ------------           ------------

         Total money market investments                                                       269,261                370,236
                                                                                         ------------           ------------

Investment securities and other instruments:
   Trading securities, at fair value                                                        1,017,419                862,698
   Securities available-for-sale, at fair value                                               213,688                 66,325
   Securities held-to-maturity, at amortized cost                                           1,543,644              1,509,060
   Federal Home Loan Bank of NY (FHLB) stock, at cost                                          35,955                 21,645
                                                                                         ------------           ------------

         Total investment securities and other instruments                                  2,810,706              2,459,728
                                                                                         ------------           ------------

Loans:
   Mortgage loans held-for-sale, at lower of cost or market                                 1,336,314              1,015,703
   Loans receivable, net                                                                      369,366                231,184
                                                                                         ------------           ------------

         Total loans                                                                        1,705,680              1,246,887
                                                                                         ------------           ------------

Receivables and mortgage servicing advances                                                    60,868                 56,021
Broker dealer's operations receivable                                                          37,376                158,798
Accrued interest receivable                                                                    46,474                 42,021
Servicing assets, net                                                                         133,822                109,721
Property, leasehold improvements and equipment, net                                            58,474                 37,444
Cost in excess of fair value of net assets acquired, net                                        9,847                  9,964
Real estate held for sale, net                                                                  7,008                  3,910
Prepaid and other assets                                                                       24,300                 16,820
                                                                                         ------------           ------------

         Total assets                                                                    $  5,192,292           $  4,537,343
                                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase                                           $  2,222,910           $  1,927,956
Loans payable                                                                                 372,445                353,460
Deposits                                                                                    1,204,912              1,010,424
Notes payable                                                                                 463,208                461,053
Advances from FHLB                                                                            290,000                134,000
Broker dealer's operations payable                                                             25,671                154,210
Accrued expenses and other liabilities                                                        141,626                111,258
                                                                                         ------------           ------------

         Total liabilities                                                                  4,720,772              4,152,361
                                                                                         ------------           ------------
Commitments and contingencies
                                                                                         ------------           ------------

Stockholders' equity:
   Preferred Stock ($1 par value, 10,000,000 shares authorized) at aggregate
      liquidation preference                                                                  124,750                 83,210
   Common stock, $1 par value, 200,000,000 shares authorized; 42,418,634 and
      40,484,920 shares issued in 2000 and 1999, respectively; 42,362,634 and
      40,428,920 shares outstanding in 2000 and 1999, respectively                             42,419                 40,485
   Additional paid-in capital                                                                  63,990                 59,115
   Legal surplus                                                                                3,596                  3,596
   Retained earnings                                                                          251,627                205,875
   Accumulated other comprehensive income, net of taxes                                       (14,806)                (7,243)
   Treasury stock at par value, 56,000 shares held                                                (56)                   (56)
                                                                                         ------------           ------------

      Total stockholders' equity                                                              471,520                384,982
                                                                                         ------------           ------------

      Total liabilities and stockholders' equity                                         $  5,192,292           $  4,537,343
                                                                                         ============           ============

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                        Quarter Ended               Nine Month Period Ended
                                                                        September 30,                    September 30,
                                                                 ---------------------------      ---------------------------
                                                                    2000             1999            2000             1999
                                                                 ----------       ----------      ----------       ----------
Interest income:
  Loans                                                          $   35,277       $   20,184      $   90,353       $   55,661
  Mortgage-backed securities                                         17,750           15,204          58,010           43,564
  Investment securities                                              27,895           17,324          74,114           36,520
  Other interest-earning assets                                       6,210            3,116          16,354            9,714
                                                                 ----------       ----------      ----------       ----------
Total interest income                                                87,132           55,828         238,831          145,459
                                                                 ----------       ----------      ----------       ----------

Interest expense:
  Loans payable                                                       9,776            5,333          26,490           16,803
  Securities sold under agreements to repurchase                     36,926           18,595          99,921           49,620
  Deposits                                                           16,515            9,662          44,753           24,227
  Other borrowed funds                                               13,496            8,831          35,652           17,559
                                                                 ----------       ----------      ----------       ----------
Total interest expense                                               76,713           42,421         206,816          108,209
                                                                 ----------       ----------      ----------       ----------

Net interest income                                                  10,419           13,407          32,015           37,250
Provision for loan losses                                             1,050              878           2,705            1,631
                                                                 ----------       ----------      ----------       ----------
Net interest income after provision for loan losses                   9,369           12,529          29,310           35,619
                                                                 ----------       ----------      ----------       ----------

Non-interest income:
  Net gain on mortgage loan sales and fees                           40,288           21,094          96,042           61,215
  Trading account                                                    (7,373)           2,109          (7,785)           6,632
  Gain on sale of investment securities                                (277)           1,581           3,157            1,807
  Servicing income                                                    6,615            6,170          19,618           18,581
  Commissions, fees and other income                                  2,768            2,064           7,061            4,069
                                                                 ----------       ----------      ----------       ----------
Total non-interest income                                            42,021           33,018         118,093           92,304
                                                                 ----------       ----------      ----------       ----------

Non-interest expense:
  Compensation and benefits, net (See Note f)                        10,351           12,721          29,801           33,807
  Taxes, other than payroll and income taxes                          1,180              776           2,963            1,759
  Maintenance                                                           481              420           1,187            1,118
  Advertising                                                         1,905            1,415           5,785            4,014
  Professional services                                               1,008            1,081           3,277            3,839
  Telephone                                                             983              886           2,908            2,612
  Rent                                                                1,502            1,113           4,675            3,270
  Amortization of servicing assets                                    3,578            2,554           9,986            8,274
  Depreciation and amortization                                       1,889            1,196           5,116            3,169
  Other, (See Note f)                                                 4,189            4,384          11,109            9,130
                                                                 ----------       ----------      ----------       ----------
Total non-interest expense                                           27,066           26,546          76,807           70,992
                                                                 ----------       ----------      ----------       ----------

Income before income taxes                                           24,324           19,001          70,596           56,931
Income taxes                                                          3,286            1,723           8,683            6,714
                                                                 ----------       ----------      ----------       ----------

Net income                                                           21,038           17,278          61,913           50,217
Retained earnings at beginning of period                            236,493          181,410         205,875          156,315
Less cash dividends paid:
  8% Convertible Cumulative Preferred Stock                              --              169             169              507
  7% Noncumulative Monthly Income Preferred Stock                     1,308            1,308           3,925            3,155
  8.35% Noncumulative Monthly Income Preferred Stock                    360               --             360               --
  Common stock                                                        4,236            3,234          11,707            8,894
                                                                 ----------       ----------      ----------       ----------
Retained earnings at the end of period                           $  251,627       $  193,977      $  251,627       $  193,976
                                                                 ==========       ==========      ==========       ==========

Earnings per share:
  Basic                                                          $     0.46       $     0.39      $     1.38       $     1.15
                                                                 ==========       ==========      ==========       ==========
  Diluted                                                        $     0.46       $     0.38      $     1.38       $     1.11
                                                                 ==========       ==========      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                                   Nine Month Period Ended
                                                                                                        September 30,
                                                                                                -------------------------------
                                                                                                    2000               1999
                                                                                                -----------         -----------
                                                                                                          (unaudited)
Cash flows from operating activities:
Net income .............................................................................        $    61,913         $    50,217
                                                                                                -----------         -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................................              4,645               2,888
    Amortization of interest-only strips held in trading accounts ......................              9,355               4,673
    Amortization of cost in excess of fair value of net assets acquired ................                471                 281
    Amortization of servicing assets ...................................................              9,986               8,274
    Deferred tax provision (benefit) ...................................................              2,872              (1,073)
    Provision for loan losses ..........................................................              2,705               1,631
    Origination and purchases of mortgage loans held for sale ..........................         (2,106,569)         (1,971,846)
    Principal repayment and sales of mortgage loans held for sale ......................          1,192,869             890,108
    Purchases of trading securities ....................................................           (954,505)         (1,084,903)
    Principal repayments and sales of trading securities ...............................          1,395,216           1,912,072
    Increase in interest only strips, net ..............................................            (46,200)            (23,549)
    Increase in servicing assets .......................................................            (34,087)            (28,539)
    Increase in receivables and mortgage servicing advances ............................             (4,847)             (5,806)
    Decrease in broker dealer's operations receivable ..................................            121,422              50,533
    Increase in accrued interest receivable ............................................             (4,453)             (7,295)
    (Decrease) increase in interest payable ............................................             (1,559)              2,497
    Decrease in broker dealer's operations payable .....................................           (128,539)            (50,085)
    Increase (decrease) in accounts payable and other liabilities ......................             23,297              (4,827)
    Increase in prepaid and other assets ...............................................             (7,480)             (2,742)
                                                                                                -----------         -----------
        Total adjustments ..............................................................           (525,401)           (307,708)
                                                                                                -----------         -----------
        Net cash used in operating activities ..........................................           (463,488)           (257,491)
                                                                                                -----------         -----------
  Cash flows from investing activities:
    Purchase of securities held to maturity ............................................           (128,895)           (495,036)
    Principal repayments and maturities of securities held to maturity .................             42,152              77,586
    Origination of loans receivable ....................................................           (275,177)            (82,431)
    Principal repayments of loans receivable ...........................................            134,675              47,858
    Purchases of securities available for sale .........................................           (383,163)           (664,516)
    Principal repayments and sales of securities available for sale ....................            319,917             358,109
    Purchase of FHLB stock .............................................................            (14,310)             (9,406)
    Purchase of property, leasehold improvements and equipment .........................            (25,675)            (14,209)
    (Increase) decrease in real estate held for sale ...................................             (3,098)                196
                                                                                                -----------         -----------
        Net cash used in investing activities ..........................................           (333,574)           (781,849)
                                                                                                -----------         -----------
  Cash flows from financing activities:
    Increase in deposits ...............................................................            194,488             311,470
    Increase in securities sold under agreements to repurchase .........................            294,954             318,264
    Increase (decrease) in loans payable ...............................................             18,985             (51,173)
    Issuance of preferred stock ........................................................             48,349              72,065
    Increase in FHLB advances ..........................................................            156,000              72,000
    Increase in goodwill related to the purchase price of subsidiary ...................                 --              (4,941)
    Increase in notes payable ..........................................................              2,155             208,976
    Dividends declared and paid ........................................................            (16,161)            (12,556)
                                                                                                -----------         -----------
        Net cash provided by financing activities ......................................            698,770             914,105
                                                                                                -----------         -----------
  Net decrease in cash and cash equivalents ............................................            (98,292)           (125,235)
  Cash and cash equivalents at beginning of period .....................................            396,029             344,696
                                                                                                -----------         -----------
  Cash and cash equivalents at the end of period .......................................        $   297,737         $   219,461
                                                                                                ===========         ===========
  Cash and cash equivalent includes:
     Cash and due from banks ...........................................................        $    28,476         $    24,152
     Money market investments ..........................................................            269,261             195,309
                                                                                                -----------         -----------
                                                                                                $   297,737         $   219,461
                                                                                                ===========         ===========
  Supplemental schedule of non-cash activities
     Loan securitizations ..............................................................        $   596,406         $   975,059
                                                                                                ===========         ===========
     Reclassification of available-for-sale to held-to-maturity category ...............        $        --         $   592,200
                                                                                                ===========         ===========
     Conversion of preferred stock .....................................................        $     1,934         $        --
                                                                                                ===========         ===========
  Supplemental cash flows information:
     Cash used to pay interest .........................................................        $   208,375         $   105,712
                                                                                                ===========         ===========
     Cash used to pay income taxes .....................................................        $     6,290         $     8,403
                                                                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In thousand of dollars)

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2000              1999
                                                                          (UNAUDITED)        (AUDITED)
                                                                         -------------      ------------
PREFERRED STOCK:
      Balance at beginning of period                                      $   83,210         $    8,460
      Shares converted (8% convertible)                                       (8,460)                --
      Shares issued (7% noncumulative monthly income)                             --             74,750
      Shares issued (8.35% noncumulative monthly income)                      50,000                 --
                                                                          ----------         ----------
          Balance at end of period                                           124,750             83,210
                                                                          ----------         ----------

COMMON STOCK:
      Balance at beginning of period                                          40,485             40,485
      Shares converted                                                         1,934                 --
                                                                          ----------         ----------
          Balance at end of period                                            42,419             40,485
                                                                          ----------         ----------

ADDITIONAL PAID-IN-CAPITAL:
      Balance at beginning of period                                          59,115             61,800
      Issuance cost of preferred stock                                        (1,651)            (2,685)
      Shares converted                                                         6,526                 --
                                                                          ----------         ----------
          Balance at end of period                                            63,990             59,115
                                                                          ----------         ----------

LEGAL SURPLUS:
      Balance at beginning of period                                           3,596              2,499
      Transfer from retained earnings                                             --              1,097
                                                                          ----------         ----------
          Balance at end of period                                             3,596              3,596
                                                                          ----------         ----------

RETAINED EARNINGS:
      Balance at beginning of period                                         205,875            156,315
      Net income                                                              61,913             67,926
      Cash dividends declared on common stock                                (11,707)           (12,129)
      Cash dividends declared on preferred stock                              (4,454)            (5,140)
      Transfer to legal surplus                                                   --             (1,097)
                                                                          ----------         ----------
          Balance at end of period                                           251,627            205,875
                                                                          ----------         ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME NET OF TAXES:
      Balance at beginning of period                                          (7,243)                56
      Net change in the fair value of investment securities
         available-for-sale, net of deferred taxes                            (7,563)            (7,299)
                                                                          ----------         ----------
          Balance at end of period                                           (14,806)            (7,243)
                                                                          ----------         ----------

TREASURY STOCK AT COST:                                                          (56)               (56)
                                                                          ----------         ----------

Total stockholders' equity                                                $  471,520         $  384,982
                                                                          ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)

                                                                                    QUARTER ENDED        NINE MONTH PERIOD ENDED
                                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                                ---------------------    -----------------------
                                                                                  2000         1999         2000          1999
                                                                                --------     --------     --------     --------
Net income:                                                                     $ 21,038     $ 17,278     $ 61,913     $ 50,217
                                                                                --------     --------     --------     --------

Other comprehensive income, net of tax:
  Unrealized net losses on securities arising during the period
    (net of taxes of $2.4 million - 2000 and $234,000 - 1999 for the quarters; and $1.4 million - 2000 and $4.4 million - 1999 for the
    nine months.)                                                                 (3,694)        (366)      (2,247)      (6,824)

   Less: reclassification adjustment for (gains) losses included in net income (net of taxes of $1.9 million - 2000 and $100,000 - 1999 for the quarters; and $3.4 million  - 2000 and $292,000 - 1999 for the nine
    months)                                                                        2,909         (156)       5,316         (457)
                                                                                --------     --------     --------     --------

Other comprehensive income (loss)                                                 (6,603)        (210)      (7,563)      (6,367)
                                                                                --------     --------     --------     --------

Comprehensive income, net of taxes                                              $ 14,435     $ 17,068     $ 54,350     $ 43,850
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

b. The results of operations for the quarter and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and nine month periods ended September 30, 2000 and 1999 were as follows:

                                                               QUARTER ENDED          NINE MONTH PERIOD
                                                               SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                            -------------------      --------------------
                                                              2000        1999         2000         1999
                                                            -------     -------      -------       ------
         8% Convertible Cumulative   Preferred Stock        $   -0-     $ 20.00      $ 20.00       $ 60.00
         7% Noncumulative Monthly Income Preferred Stock    $  0.88     $  0.88      $  2.64       $  2.12
         8.35% Noncumulative Monthly Income
           Preferred Stock                                  $  0.18     $    --      $  0.18       $    --
         Common Stock                                       $  0.10     $  0.08      $  0.28       $  0.22

d. At September 30, 2000, escrow funds include approximately $64.1 million deposited with Doral Bank PR. These funds are included in the Company's financial statements. Escrow funds also include approximately $3.8 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The number of average shares of common stock used for computing the basic and diluted net income per share was as follows:

                              QUARTER ENDED                  NINE MONTH PERIOD ENDED
                               SEPTEMBER 30,                       SEPTEMBER 30,
                       ----------------------------        ----------------------------
                          2000              1999              2000              1999
                       ----------        ----------        ----------        ----------
         Basic         42,362,634        40,428,920        41,718,063        40,428,920
         Diluted       42,571,789        42,366,149        41,788,390        42,413,421

f. Employee costs and other expenses are shown in the Consolidated Statements of Income and Retained Earnings net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales when the loans are sold.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

                                                     QUARTER ENDED                       NINE MONTH PERIOD ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                              ------------------------------          ------------------------------
                                                     (IN THOUSANDS)                           (IN THOUSANDS)
                                              ------------------------------          ------------------------------
                                                 2000                1999                2000                1999
                                              ----------          ----------          ----------          ----------
Employee costs, gross                         $   15,720          $   17,342          $   47,935          $   51,594
Deferred costs pursuant to SFAS No. 91             5,369               4,621              18,134              17,787
                                              ----------          ----------          ----------          ----------
     Employee cost, net                       $   10,351          $   12,721          $   29,801          $   33,807
                                              ==========          ==========          ==========          ==========

Other expenses, gross                         $    6,056          $    5,296          $   16,552          $   14,263
Deferred costs pursuant to SFAS No. 91             1,867                 912               5,443               5,133
                                              ----------          ----------          ----------          ----------
     Other expenses, net                      $    4,189          $    4,384          $   11,109          $    9,130
                                              ==========          ==========          ==========          ==========

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

(In thousands)

                                 Mortgage                          Broker
                                 Banking          Banking          Dealer     Eliminations      Totals
                               -----------       ----------       --------    ------------   -------------
                                                   QUARTER ENDED SEPTEMBER 30, 2000
                               ---------------------------------------------------------------------------
Net interest income after
  provision for loan losses    $    (2,252)         11,014            448             159     $     9,369
Non-interest income            $   127,851           6,991          1,512         (94,333)    $    42,021
Net income                     $   107,471           7,826            (83)        (94,176)    $    21,038
Identifiable assets            $ 2,798,665       2,348,446        727,132        (681,951)    $ 5,192,292

                                                   QUARTER ENDED SEPTEMBER 30, 1999
                               --------------------------------------------------------------------------
Net interest income after
  provision for loan losses    $     3,372           8,378            561             218     $    12,529
Non-interest income            $    29,265           2,419          1,817            (483)    $    33,018
Net income                     $    12,752           4,363            426            (263)    $    17,278
Identifiable assets            $ 2,293,034       1,543,181        679,058        (691,898)    $ 3,823,375

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 Mortgage                          Broker
                                 Banking          Banking          Dealer      Eliminations     Totals
                               -----------       ----------       --------     ------------   ------------
                                                NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                               ---------------------------------------------------------------------------

Net interest income after
 provision for loan losses     $    (5,049)         32,036          1,657             666     $    29,310
Non-interest income            $   196,510          11,481          5,530         (95,428)    $   118,093
Net income                     $   135,981          19,910            785         (94,763)    $    61,913
Identifiable assets            $ 2,798,665       2,348,446        727,132        (681,951)    $ 5,192,292

                                                NINE MONTH PERIOD ENDED SEPTEMBER 30,1999
                               --------------------------------------------------------------------------
Net interest income after
 provision for loan losses     $    14,199          19,075          1,729             616     $    35,619
Non-interest income            $    81,381           7,473          4,760          (1,310)    $    92,304
Net income                     $    40,052           9,797          1,062            (694)    $    50,217
Identifiable assets            $ 2,293,034       1,543,181        679,058        (691,898)    $ 3,823,375

h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available-for-sale and held-to-maturity are shown below by category.

         1. The following table summarizes Doral Financial's holdings of trading securities as of September 30, 2000 and December 31, 1999.

         TRADING SECURITIES                               SEPTEMBER 30,      DECEMBER 31,
         (IN THOUSANDS)                                       2000              1999
                                                          ------------       ------------
         Mortgage-backed securities..................      $  893,952         $  757,080
         Interest-only strips........................         121,138             84,293
         U.S. Treasury and agencies..................             824             15,041
         Puerto Rico government obligations..........             254              6,284
         Other.......................................           1,251                 --
                                                           ----------         ----------
                  Total..............................      $1,017,419         $  862,698
                                                           ==========         ==========

         2. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available-for-sale securities as of September 30, 2000 and December 31, 1999.

         Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                 WEIGHTED
SECURITIES AVAILABLE-FOR-SALE               AMORTIZED    UNREALIZED   UNREALIZED    MARKET        AVERAGE
AS OF SEPTEMBER 30, 2000                      COST          GAINS       LOSSES       VALUE         YIELD
                                            ---------    ----------   ----------   ---------     ---------
(DOLLARS IN THOUSANDS)

MORTGAGE-BACKED SECURITIES
      GNMA
         Due over 10 years                  $  14,399    $      42    $      39    $  14,402          7.48%
      FNMA - FHLMC
         Due over 10 years                      8,613           65           17        8,661          7.60%
DEBT SECURITIES
      US TREASURY
         Due within a year                     10,570           --          358       10,212          6.25%
         Due from 5 to 10 years                69,611           --        1,536       68,075          5.50%
         Due over 10 years                    117,464           --        5,126      112,338          6.25%
                                            ---------    ---------    ---------    ---------     ---------
                                            $ 220,657    $     107    $   7,076    $ 213,688          6.15%
                                            =========    =========    =========    =========     =========

                                                                                                 WEIGHTED
SECURITIES AVAILABLE-FOR-SALE               AMORTIZED    UNREALIZED   UNREALIZED    MARKET        AVERAGE
AS OF DECEMBER 31, 1999                        COST         GAINS       LOSSES       VALUE         YIELD
                                            -----------  ----------   ----------   ---------     ---------
(DOLLARS IN THOUSANDS)

DEBT SECURITIES
       US TREASURY
         Due from 5 to 10 years             $    68,648  $        --  $    2,323   $   66,325          5.50%
                                            ===========  ===========  ==========   ==========    ==========

         3. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held-to-maturity securities as of September 30, 2000 and December 31, 1999.

         Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                               WEIGHTED
SECURITIES HELD-TO-MATURITY             AMORTIZED     UNREALIZED    UNREALIZED      MARKET      AVERAGE
AS OF SEPTEMBER 30, 2000                  COST           GAINS        LOSSES         VALUE       YIELD
                                        ---------     ----------    ----------    ----------   --------
(DOLLARS IN THOUSANDS)
MORTGAGE-BACKED SECURITIES
      GNMA
         Due from 5 to 10 years         $    2,565    $       68    $       --    $    2,633     6.60%
         Due over 10 years                  21,731           766            13        22,484     6.99%
      CMO CERTIFICATES
         Due from 1 to 5 years               3,228            --            15         3,213     6.14%
         Due from 5 to 10 years              5,630            --            25         5,605     6.25%
         Due over 10 years                 124,768           837           482       125,123     5.95%
DEBT SECURITIES
      FEDERAL FARM CREDIT NOTES
         Due from 1 to 5 years               4,903            --           103         4,800     6.22%
         Due from 5 to 10 years              9,996            --           321         9,675     6.41%
      FEDERAL HOME LOAN BANK NOTES
         Due within a year                  40,000            --         1,137        38,863     7.40%
         Due from 1 to 5 years              31,539            --           746        30,793     7.38%
         Due from 5 to 10 years             92,595            18         1,946        90,667     7.91%
         Due over 10 years                 604,789            --        28,071       576,718     6.84%
      ZERO COUPON
         Due from 5 to 10 years            193,279            --            --       193,279     7.50%
         Due over 10 years                 155,499            --           540       154,959     7.89%
      PR HOUSING BANK NOTES
         Due over 10 years                   5,000            --           200         4,800     6.20%
      U.S. TREASURY
         Due within a year                   1,376            24            --         1,400     5.29%
         Due from 5 to 10 years             70,031           319            --        70,350     6.00%
         Due over 10 years                 174,715            --        12,240       162,475     5.29%
      ECONOMIC DEVELOPMENT BANK NOTE
         Due from 1 to 5 years               2,000            --            --         2,000     6.60%
                                        ----------    ----------    ----------    ----------     ----
                                        $1,543,644    $    2,032    $   45,839    $1,499,837     6.82%
                                        ==========    ==========    ==========    ==========     ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                               WEIGHTED
SECURITIES HELD-TO-MATURITY             AMORTIZED     UNREALIZED    UNREALIZED      MARKET      AVERAGE
AS OF DECEMBER 31, 1999                   COST           GAINS        LOSSES         VALUE       YIELD
                                        ---------     ----------    ----------    ----------   --------
(DOLLARS IN THOUSANDS)
MORTGAGE-BACKED SECURITIES
      GNMA
         Due from 5 to 10 years         $    2,295    $       51    $       --    $    2,346     6.50%
         Due over 10 years                  24,294           941            67        25,168     6.99%

      CMO CERTIFICATES
         Due from 1 to 5 years               5,227            --            37         5,190     6.06%
         Due from 5 to 10 years              5,944             4            29         5,919     6.71%
         Due over 10 years                 127,764         1,072            70       128,766     5.89%

DEBT SECURITIES
      FEDERAL FARM CREDIT NOTES
         Due from 1 to 5 years               4,994            --           269         4,725     6.22%
         Due from 5 to 10 years              9,885            --           435         9,450     6.42%

      FEDERAL HOME LOAN BANK NOTES
         Due from 1 to 5 years              26,539            --         1,359        25,180     7.31%
         Due from 5 to 10 years             72,592            --         4,345        68,247     7.30%
         Due over 10 years                 598,031            --        30,459       567,572     6.84%

      ZERO COUPON
         Due from 5 to 10 years            182,944            --            --       182,944     7.50%
         Due over 10 years                 146,823            --           923       145,900     7.86%

      PR HOUSING BANK NOTES
         Due over 10 years                   5,000            --           125         4,875     6.20%

      US TREASURY
         Due within a year                   1,597             3            --         1,600     5.03%
         Due from 5 to 10 years             70,061            --         2,161        67,900     6.00%
         Due over 10 years                 225,070            --        22,545       202,525     5.48%
                                        ----------    ----------    ----------    ----------     ----
                                        $1,509,060    $    2,071    $   62,824    $1,448,307     6.71%
                                        ==========    ==========    ==========    ==========     ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET
(DOLLARS IN THOUSANDS)

                                             AS OF SEPTEMBER 30, 2000         AS OF DECEMBER 31, 1999
                                             ------------------------        -------------------------
                                               AMOUNT         PERCENT          AMOUNT          PERCENT
                                             ---------        -------        ---------         -------
Construction loans                            $189,303          47%           $114,853            41%
Residential mortgage loans                      82,447          20%             70,659            26%
Commercial real estate                          32,428           8%             32,383            12%
Consumer--secured by mortgage                    2,281           1%              3,317             1%
Consumer--other                                 15,064           4%             11,629             4%
Commercial non-real estate                      33,678           8%             16,989             6%
Loans on saving deposits                        10,676           3%              7,793             3%
Land secured                                    41,061           9%             19,927             7%
                                              --------         ---            --------           ---
         Loans receivable, gross(1)            406,938         100%            277,550           100%
                                              --------         ---            --------           ---
Less:
         Undisbursed portion of loans
              in process                       (28,317)                        (40,571)
         Unearned interest and deferred
              loan fees                         (5,170)                         (3,655)
         Allowance for loan losses(2)           (4,085)                         (2,140)
                                              --------                        --------
                                               (37,572)                        (46,366)
                                              --------                        --------
  Loans receivable, net                       $369,366                        $231,184
                                              ========                        ========

--------------
        (1) Does not include mortgage loans held-for-sale by Doral Financial of $1.3 billion as of September 30, 2000 and $1.0 billion as of December 31, 1999.
        (2) Does not include $4.3 million and $4.0 million of allowance for loan losses allocated to mortgage loans held-for-sale as of September 30, 2000 and December 31, 1999, respectively.

j. Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through Puerto Rico's industrial development authority. The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which will become the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building under construction.

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

         Doral Financial is currently in its 28th year of operations. Doral Financial is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased during the quarters ended September 30, 2000 and 1999 by Doral Financial was approximately $780 million and $601 million, respectively. For the nine month periods ended September 30, 2000 and 1999 the volume of loans originated and purchased was approximately $2.4 billion and $2.1 billion, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $8.6 billion as of September 30, 2000, from $7.3 billion as of the same date a year ago, an increase of 18%. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities. At September 30, 2000, Doral Financial held securities for trading with a fair market value of $1.0 billion, approximately $809.9 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held-for-trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included in operations as part of trading account.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available-for-sale or held-to-maturity. During the third quarter of 2000 the Company purchased $35.4 million in securities classified as held-to-maturity. As of September 30, 2000, Doral Financial held approximately $1.5 billion in securities and other investments that are classified as held-to-maturity. As of September 30, 2000, Doral Financial also held $213.7 million of investment securities that were classified as available-for-sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

         For the quarters ended September 30, 2000 and 1999, Doral Financial's banking subsidiaries contributed approximately $7.8 million and $4.4 million, or 37% and 25%, respectively, to the Company's consolidated net income, which includes the operations of Doral Money, Inc., a wholly-owned subsidiary of Doral Bank PR. For the first nine months of 2000 and 1999, Doral Financial's banking subsidiaries contributed approximately $19.9 million and $9.8 million, or 32% and 20% respectively, to Doral Financial's consolidated net income.

         The Company's broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides retail and institutional financial advisory and investment banking services in Puerto Rico. For the quarter ended September 30, 2000 and 1999, Doral Securities' net loss and net income was approximately $83,000 and $426,000, respectively. For the nine month period ended September 30, 2000 and 1999, Doral Securities' net income was approximately $785,000 and $1.1 million respectively. Results for the quarter and nine month period ended September 30, 2000 reflect increased compensation expense related to the recruitment of brokers during prior periods. Assets in customer brokerage accounts increased to $273.5 million as of September 30, 2000, from $165.3 million as of the same date a year ago, an increase of 65%.

         For information regarding net interest income after provision for loan losses, non-interest income, net income and identifiable assets broken down by Doral Financial's mortgage banking, banking and investment broker-dealer segments, please refer to note "g" of Doral Financial's Consolidated Financial Statements (unaudited).

         Unlike many holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of Doral Financial's principal mortgage units, is organized as an operating division within the parent company. As of September 30, 2000, Doral Financial had assets and net income of $2.6 billion and $125.4 million, respectively, at the parent company level.

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:

TABLE A
LOAN PRODUCTION
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN  BALANCE)

                                                                    QUARTER ENDED                    NINE MONTH PERIOD ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                               -----------------------             ---------------------------


                                                                2000            1999                 2000                1999
                                                               ------          ------               ------               -----
FHA/VA mortgage loans
           Number of loans .......................             1,728              2,272                5,087               7,006
           Volume of loans .......................          $152,995           $186,850           $  464,314          $  572,832
           Percent of total volume ...............                20%                31%                  20%                 28%

Conventional conforming mortgage loans
           Number of loans .......................               816              1,142                7,082               7,219
           Volume of loans .......................          $101,808           $ 93,417           $  434,939          $  636,739
           Percent of total volume ...............                13%                15%                  18%                 31%

Conventional non-conforming mortgage loans(1)(2)
           Number of loans .......................             4,815              3,327               12,559               7,837
           Volume of loans .......................          $354,534           $214,724           $1,056,209          $  575,681
           Percent of total volume ...............                45%                36%                  44%                 28%

Other(3)
           Number of loans .......................               367                578                  985               1,214
           Volume of loans .......................          $170,184           $106,355           $  426,284          $  269,025
           Percent of total volume ...............                22%                18%                  18%                 13%

Total loans
           Number of loans .......................             7,726              7,319               25,713               23,276
           Volume of loans .......................          $779,521           $601,346           $2,381,746           $2,054,277

Average initial loan balance .....................          $100,896           $ 82,162           $   92,628           $   88,257

--------------------

(1) Includes $18.1 million and $8.3 million in second mortgages for the quarters ended September 30, 2000 and 1999, respectively, and $48.0 million and $15.8 million in second mortgages for the nine month periods ended September 30, 2000 and 1999.
(2) Includes $ 13.9 million and $11.7 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended September 30, 2000 and 1999, respectively, and $ 47.9 million and $25.8 million for the nine month periods ended September 30, 2000 and 1999.
(3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

        A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the nine months ended September 30, 2000 and 1999, refinance loans represented approximately 41% and 57%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

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

       The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:


TABLE B
LOAN ORIGINATION SOURCES


                                                                     NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------------------------------
                                                              2000                                       1999
                                              ----------------------------------------    ---------------------------------------
                                                  PUERTO RICO         US         TOTAL       PUERTO RICO         US     TOTAL
                                                  -----------        ---         -----       -----------        ---     -----
Retail.......................................         37%            --           37%            46%            --       46%
Wholesale....................................         34%             1%          35%            25%             8%      33%
New Housing Developments.....................         10%            --           10%             8%            --        8%
Multi-family.................................         --              2%           2%            --              5%       5%
Other(1).....................................         16%            --           16%             8%            --        8%

--------------------

(1) Refers to commercial, construction and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

       Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, during the third quarters of 2000 and 1999, Doral Financial purchased servicing rights to approximately $20.4 million and $35.0 million, respectively, in principal amount of mortgage loans. For the nine month periods ended September 30, 2000 and 1999 the Company purchased servicing rights to approximately $139.9 and $168.9 million, respectively. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and will continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

       The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:


TABLE C
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                            AS OF SEPTEMBER 30,
                                                                      --------------------------------
                                                                          2000                 1999
                                                                      ----------           ----------
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END
GNMA .......................................................          $3,009,818           $2,550,686
FHLMC/FNMA .................................................           2,137,235            2,114,013
Doral Financial grantor trusts .............................              91,901              117,113
Other conventional mortgage loans(1) .......................           3,317,913            2,554,349
                                                                      ----------           ----------
Total servicing portfolio ..................................          $8,556,867           $7,336,161
                                                                      ==========           ==========
SELECTED DATA REGARDING
    MORTGAGE LOANS SERVICED
Number of loans ............................................             125,685              112,211
Weighted average interest rate .............................                7.76%                7.44%
Weighted average remaining maturity (months) ...............                 253                  220
Weighted average servicing fee rate ........................               .3193%               .3883%
Average servicing portfolio ................................          $8,109,619           $6,469,539
Principal prepayments ......................................          $  420,093           $  565,960
Prepayments to average portfolio (annualized) ..............                   7%                  12%
Average size of loans prepaid ..............................          $   48,426           $   52,312

DELINQUENT MORTGAGE LOANS AND
    PENDING FORECLOSURES AT PERIOD END
60-89 days past due ........................................                1.56%                1.46%
90 days or more past due ...................................                2.25%                2.14%
                                                                      ----------           ----------
Total delinquencies excluding foreclosures .................                3.81%                3.60%
                                                                      ==========           ==========
Foreclosures pending .......................................                0.98%                1.47%
                                                                      ==========           ==========

SERVICING PORTFOLIO ACTIVITY
Beginning servicing portfolio ..............................          $7,633,181           $6,186,059
Add:
       Loans funded and purchased(2) .......................           1,335,740            1,821,374
       Bulk servicing acquired .............................             139,893              168,867
Less:
       Servicing sales transferred .........................             118,786                   --
       Run-off(3) ..........................................             433,161              840,139
                                                                      ----------           ----------
Ending servicing portfolio .................................          $8,556,867           $7,336,161
                                                                      ==========           ==========

-------------------
(1) Includes $1.0 billion and $1.1 billion of loans owned by Doral Financial at September 30, 2000 and 1999, respectively, which represented 12% and 14% of the total servicing portfolio as of such dates.
(2) Excludes approximately $1.0 billion and $232.9 million of commercial, construction and loans sold with servicing released in Doral Financial's mortgage servicing portfolio as of September 30, 2000 and 1999.
(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

       Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2000 and 1999, less than 7% and 10%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

       As shown in Doral Financial's Consolidated Statements of Income, the principal components of Doral Financial's revenues are: (i) net interest income;
(ii) net gains on mortgage loan sales; (iii) servicing income; (iv) trading account profit; (v) gain on sale of investment securities; and (vi) commissions, fees and other income.

NET INCOME

       Doral Financial's net income for the quarter ended September 30, 2000 increased $3.7 million, or 22%, from $17.3 million for the 1999 period to $21.0 million for the 2000 period. For the first nine months of 2000 and 1999, the Company's net income amounted to $61.9 million and $50.2 million, respectively an increase of 23%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's banking units, which contributed approximately $19.9 million to Doral Financial's consolidated net income for the first nine months of 2000, compared to $9.8 million for the respective 1999 period. Doral Securities, Doral Financial's investment banking and broker-dealer unit, contributed $785,000 to consolidated net income for the first nine months of 2000, compared to $1.1 million for the respective 1999 period. Diluted earnings per common share for the third quarter of 2000 were $0.46 an increase of 22% over the $0.38 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the first nine months of 2000 increased by 24% when compared to the same period of 1999, from $1.11 for 1999 to $1.38 for 2000.

       NET INTEREST INCOME

       Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

       Net interest income for the third quarter of 2000 and 1999 was $10.4 million and $13.4 million, respectively. For the first nine months of 2000 and 1999 net interest income amounted to $32.0 million and $37.3 million, respectively. The reduction in net interest income is due in part to the reduction of the spread between long-term and short-term interest rates and the increase in market interest rates, which affects borrowing costs.

       The Company's banking subsidiaries contributed approximately $11.0 million to the consolidated net interest income after provision for loan losses of Doral Financial for the quarter ended September 30, 2000, compared to $8.4 million to consolidated net interest income for the quarter ended September 30, 1999. During the first nine months of 2000, the Company's banking subsidiaries contributed approximately $32.0 million to the consolidated net interest income after provision for loan losses, compared to $19.1 million for the first nine months of 1999.

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


TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)


                                                                                    QUARTER ENDED SEPTEMBER 30,
                                                                -------------------------------------------------------------------
                                                                                2000                              1999
                                                                ----------------------------------   ------------------------------
                                                                AVERAGE                  AVERAGE     AVERAGE              AVERAGE
                                                                BALANCE       INTEREST  YIELD/RATE    BALANCE   INTEREST YIELD/RATE
                                                                --------      --------  ----------   ---------  -------- ----------
ASSETS:
Interest-Earning Assets:
          Total  Loans(1)                                       $1,744,225     $35,277     8.09%   $1,089,439    $20,184   7.41%
          Mortgage-Backed Securities                             1,024,512      17,750     6.93%      824,543     15,204   7.38%
          Investment Securities                                  1,743,481      27,895     6.40%    1,045,806     17,324   6.63%
          Other Interest-Earning Assets(2)                         361,582       6,210     6.87%      207,830      3,116   6.00%
                                                                ----------     -------     ----    ----------    -------   ----
                Total Interest-Earning Assets/Interest Income    4,873,800     $87,132     7.15%    3,167,618    $55,828   7.05%
                                                                               =======     ====    ==========    =======   ====
Total Non-Interest-Earning Assets                                  474,405                            432,618
                                                                ----------                         ----------
Total Assets                                                    $5,348,205                         $3,600,236
                                                                ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
         Loans Payable                                          $  503,263     $ 9,776     7.77%   $  334,948    $ 5,333   6.37%
         Repurchase Agreements                                   2,300,713      36,926     6.42%    1,462,861     18,595   5.08%
         Deposits                                                1,150,852      16,515     5.74%      830,305      9,662   4.65%
         Other Borrowed Funds(3)                                   722,673      13,496     7.47%      432,945      8,831   8.16%
                                                                ----------     -------     ----    ----------    -------   ----
           Total Interest-Bearing Liabilities/Interest Expense   4,677,501     $76,713     6.56%    3,061,059    $42,421   5.54%
                                                                               =======     ====                  =======   ====
Total Non-Interest-Bearing Liabilities                             225,955                            172,446
                                                                ----------                         ----------
Total Liabilities                                                4,903,456                          3,233,505
Stockholders' Equity                                               444,749                            366,731
                                                                ----------                         ----------
Total Liabilities and Stockholders' Equity                      $5,348,205                         $3,600,236
                                                                ==========                         ==========

Net Interest-Earning Assets                                     $  196,299                         $  106,559
Net Interest Income                                                            $10,419                           $13,407

Interest Rate Spread(4)                                                                    0.59%                           1.51%
Interest Rate Margin(4)                                                                    0.86%                           1.69%
Net Interest-Earning Assets Ratio                                                        104.20%                         103.48%

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

TABLE E
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)


                                                                                NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------------------------
                                                                          2000                                1999
                                                             ----------------------------------   --------------------------------
                                                              AVERAGE                AVERAGE      AVERAGE                 AVERAGE
ASSETS:                                                       BALANCE     INTEREST   YIELD/RATE    BALANCE      INTEREST YIELD/RATE
                                                              --------    --------   ----------   ----------    -------- ----------
Interest-Earning Assets:
       Total  Loans(1)                                        $1,498,391    $90,353     8.04%     $1,009,889    $ 55,661    7.35%
       Mortgage-Backed Securities                              1,108,662     58,010     6.98%        798,515      43,564    7.27%
       Investment Securities                                   1,566,072     74,114     6.31%        747,320      36,520    6.52%
       Other Interest-Earning Assets(2)                          355,439     16,354     6.13%        252,064       9,714    5.14%
                                                              ----------   --------     ----      ----------    --------    ----
       Total Interest-Earning Assets/Interest Income           4,528,564   $238,831     7.03%      2,807,788    $145,459    6.91%
                                                                           ========     ====                    ========    ====
Total Non-Interest-Earning Assets                                477,907                             446,980
                                                              ----------                          ----------
Total Assets                                                  $5,006,471                          $3,254,768
                                                              ==========                          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
       Loans Payable                                          $  466,588    $26,490     7.57%     $  374,398    $ 16,803    5.98%
       Repurchase Agreements                                   2,203,134     99,921     6.05%      1,304,905      49,620    5.07%
       Deposits                                                1,130,129     44,753     5.28%        711,368      24,227    4.54%
       Other Borrowed Funds(3)                                   635,128     35,652     7.48%        308,640      17,559    7.59%
                                                              ----------    -------     ----      ----------     -------    ----
           Total Interest-Bearing Liabilities/
             Interest Expense                                  4,434,979    $206,816    6.22%      2,699,311    $108,209    5.35%
                                                                            ========    ====                    ========    ====
Total Non-Interest-Bearing Liabilities                           155,425                             209,598
                                                              ----------                          ==========
Total Liabilities                                              4,590,404                           2,908,909
Stockholders' Equity                                             416,067                             345,859
                                                              ----------                          ----------
Total Liabilities and Stockholders' Equity                    $5,006,471                          $3,254,768
                                                              ==========                          ==========

Net Interest-Earning Assets                                   $   93,585                          $  108,477
Net Interest Income                                                         $ 32,015                            $ 37,250

Interest Rate Spread(4)                                                                 0.81%                               1.56%
Interest Rate Margin(4)                                                                 0.94%                               1.77%
Net Interest-Earning Assets Ratio                                                     102.11%                             104.02%

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



          Doral Financial's interest rate spread and interest rate margin for the quarter and nine months ended September 30, 2000 are adversely affected by the relatively small interest rate spread earned on the repurchase operation maintained by its securities unit.

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

TABLE F
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)

                                                               QUARTER ENDED
                                                               SEPTEMBER 30,
                                              -----------------------------------------------
                                                            2000 COMPARED TO 1999
                                                        INCREASE (DECREASE) DUE TO:
                                               VOLUME             RATE                 TOTAL
                                              --------          --------           ---------
INTEREST-EARNING ASSETS
       TOTAL LOANS                            $ 12,130          $  2,963           $  15,093
       MORTGAGE-BACKED SECURITIES                3,687            (1,141)              2,546
       INVESTMENT SECURITIES                    11,557              (986)             10,571
       OTHER INTEREST EARNING ASSETS             2,305               789               3,094
                                              --------          --------           ---------

TOTAL INTEREST-EARNING ASSETS                   29,679             1,625              31,304
                                              --------          --------           ---------

INTEREST-BEARING LIABILITIES
       LOANS PAYABLE                             2,680             1,763               4,443
       REPURCHASE AGREEMENTS                    10,651             7,680              18,331
       DEPOSITS                                  3,730             3,123               6,853
       OTHER BORROWED FUNDS                      5,910            (1,245)              4,665
                                              --------          --------           ---------

TOTAL INTEREST-BEARING LIABILITIES              22,971            11,321              34,292
                                              --------          --------           ---------

NET INTEREST-EARNING ASSETS                   $  6,708          $ (9,696)          $  (2,988)
                                              ========          ========           =========

TABLE G
NET INTEREST INCOME ANALYSIS
(IN THOUSANDS)

                                                          NINE MONTH PERIOD ENDED
                                                                SEPTEMBER 30
                                              -----------------------------------------------
                                                            2000 COMPARED TO 1999
                                                        INCREASE (DECREASE) DUE TO:
                                               VOLUME             RATE                 TOTAL
                                              --------          --------           ---------
INTEREST-EARNING ASSETS
       TOTAL LOANS                            $ 26,924          $  7,768           $  34,692
       MORTGAGE-BACKED SECURITIES               16,921            (2,475)             14,446
       INVESTMENT SECURITIES                    40,011            (2,417)             37,594
       OTHER INTEREST EARNING ASSETS             3,984             2,656               6,640
                                              --------          --------           ---------

TOTAL INTEREST-EARNING ASSETS                   87,840             5,532              93,372
                                              --------          --------           ---------

INTEREST-BEARING LIABILITIES
       LOANS PAYABLE                             4,138             5,549               9,687
       REPURCHASE AGREEMENTS                    34,156            16,145              50,301
       DEPOSITS                                 14,262             6,264              20,526
       OTHER BORROWED FUNDS                     18,575              (482)             18,093
                                              --------          --------           ---------

TOTAL INTEREST-BEARING LIABILITIES              71,131            27,476              98,607
                                              --------          --------           ---------

NET INTEREST-EARNING ASSETS                   $ 16,709          $(21,944)          $  (5,235)
                                              ========          ========           =========

          INTEREST INCOME

          Total interest income increased from approximately $55.8 million during the third quarter of 1999, to $87.1 million during the third quarter of 2000, an increase of 56%. For the first nine months of 2000, interest income increased by approximately $93.4 million, to $238.8 million compared to $145.5 million for the first nine months of 1999. The increases in interest income during both periods is primarily related to the increase in Doral Financial's total average interest-earning assets, which increased from $2.8 billion at September 30, 1999 to $4.5 billion at September 30, 2000.

          Interest income on loans increased by $15.1 million or 75% during the third quarter of 2000, as compared to the respective 1999 period. For the first nine months of 2000, interest income on loans increased by $34.7 million or 62%, as compared to the respective 1999 period. The increase during 2000 reflected an increase in the level of loans held by Doral Financial as compared to 1999, due to the increased volume of loan originations and an increase in the average rate of loans held during the period.

         Interest income on mortgage-backed securities for the third quarter of 2000 increased by 17% compared to the respective 1999 period. For the quarters ended September 30, 2000 and 1999, interest income on mortgage-backed securities amounted to $17.8 million and $15.2 million, respectively. During the first nine months of 2000, interest income on mortgage-backed securities was $58.0 million, versus $43.6 million for the comparable 1999 period. The results for the 2000 periods reflect the increase of mortgage-backed securities, mainly comprised of tax-exempt Puerto Rico GNMA securities, which Doral Financial holds for longer periods prior to sale in order to maximize tax-exempt interest income received.

          Interest income on investment securities increased by $10.6 million during the third quarter of 2000, as compared to the same period of 1999, from $17.3 million to $27.9 million. Interest income on these securities was $74.1 for the nine months ended September 30, 2000 as compared to $36.5 million for the same period a year ago. These results reflect the increase in the average balance of investment securities held during the period to $1.6 billion as of September 30, 2000, compared to $747.3 million as of September 30, 1999. The increase in investment securities reflects Doral Financial's strategy to increase its tax-exempt income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to Doral Financial under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial's status as a foreign corporation for U.S. income tax purposes.

          Interest income on other interest-earning assets increased by $3.1 million or 99% for the quarter ended September 30, 2000 as compared to the same quarter a year ago. Interest income on other interest earning assets was $16.3 million for the nine months ended September 30, 2000, as compared to $9.7 million for the comparable period of 1999. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 1999 to 2000 was due primarily to higher liquidity and the investment of such liquidity in short-term investments. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income by expanding its business segments, primarily banking, investment banking and broker-dealer activities.

          INTEREST EXPENSE

          Total interest expense increased to $76.7 million during the third quarter of 2000, compared to $42.4 million for the respective 1999 period, an increase of 81%. Total interest expense for the first nine months of 2000 was $206.8 million, as compared to $108.2 million for the same period of 1999, an increase of 91%. The increase in interest expense for the 2000 periods was due primarily to the increase in the average amount of interest-bearing liabilities, used to fund Doral Financial's growth in interest-earning assets as well as in increase in the average cost of borrowings. Average interest-bearing liabilities increased to $4.4 billion at an average cost of 6.22% as of September 30, 2000, compared to $2.7 billion at an average cost of 5.35% as of September 30, 1999.

          Interest expense related to loans payable increased by $4.4 million or 83% during the third quarter of 2000 as compared to the same period of 1999 as a result of higher borrowing costs. For the first nine months of 2000, interest expense associated with loans payable was $26.5 million, an increase of 58% from $16.8 million for the first nine months ended September 30, 1999. The weighted-average interest rate cost for borrowings under Doral Financial's loans payable was 7.77% and 6.37% for the third quarters of 2000 and 1999, respectively, and 7.57% and 5.98% for the nine month periods then ended, respectively.

          Interest expense related to securities sold under agreements to repurchase increased by $18.3 million or 99% during the third quarter of 2000 as compared to the same period of 1999. During the first nine months of 2000, interest expense related to securities sold under agreements to repurchase was $100.0 million, versus $50.0 million for the corresponding 1999 period, an increase of 100%. The increase during these periods reflected increased borrowings to finance mortgage-backed securities and other investment securities as well as higher borrowing costs. The weighted average interest rate cost of borrowings under repurchase agreements was 6.42% and 5.08% for the third quarters of 2000 and 1999, respectively.

          Interest expense on deposits increased by $6.9 million, or 71%, for the third quarter of 2000 as compared to the respective 1999 period. For the first nine months of 2000, interest expense on deposits was $44.8 million, an increase of 85% over the $24.2 million recorded for the same period of 1999. This increase is primarily related to a higher deposit base, which increased to $1.2 billion as of September 30, 2000, from $844.6 million as of the same date a year ago. The increase in deposits reflects the expansion of Doral Financial's banking subsidiaries branch network which included 20 branches as of September 30, 2000, compared to 15 branches as of September 30, 1999. This expansion trend is expected to continue throughout the remainder of 2000 and into 2001. The average interest cost on deposits was 5.74% and 5.28%, respectively, for the quarter and nine month periods ended September 30, 2000, as compared to 4.65% and 4.54% for the respective 1999 periods.

         Interest expense on other borrowed funds was $13.5 million for the quarter ended September 30, 2000, as compared to $8.8 million for the same period a year ago, an increase of 53%. For the first nine months of 2000, interest expense on other borrowed funds increased by 102%, to $35.7 million from $17.6 million in 1999. The increase is primarily related to an increase in borrowings from the FHLB-NY and the issuance of $200 million of medium term notes in May 1997. For the third quarter and first nine months of 2000, the weighted average interest rate for other borrowed funds was 7.47% and 7.48%, respectively, compared to 8.16% and 7.59%, respectively, for the corresponding 1999 periods.

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


TABLE H
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)


                                                                  QUARTER ENDED                   NINE MONTH PERIOD ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                            --------------------------            --------------------------
                                                             2000               1999                2000               1999
                                                            -------            -------            -------            -------
OREO:
     Balance at beginning of period ..............          $ 1,223            $   791            $   910            $ 1,011
     Provision for losses ........................              135                135                405                485
     Net gains, charge-offs and others ...........                6                (93)                49               (663)
                                                            -------            -------            -------            -------
Balance at end of period .........................          $ 1,364            $   833            $ 1,364            $   833
                                                            =======            =======            =======            =======

Allowance for Loan Losses(1):
Balance at beginning of period ...................          $ 7,447            $ 5,405            $ 6,136            $ 5,166
Provision for loan losses ........................            1,050                878              2,705              1,631
                                                            -------            -------            -------            -------
Charge - offs:
     Mortgage loans held-for-sale ................               (5)              (690)              (120)            (1,134)
     Construction ................................               --                 --                 --                 --
     Residential mortgage loans ..................               --                (24)                --                (24)
     Commercial real estate ......................               --                 --                 --                 --
     Consumer ....................................             (131)               (82)              (409)              (241)
     Commercial non-real estate ..................              (84)               (17)              (158)               (17)
     Other .......................................               --                (25)               (53)               (89)
                                                            -------            -------            -------            -------
Total Charge-offs ................................             (220)              (838)              (740)            (1,505)
                                                            -------            -------            -------            -------
 Recoveries:
     Mortgage loans held-for-sale ................               --                 90                 14                229
     Construction ................................               --                 --                 --                 --
     Residential mortgage loans ..................               --                 --                104                 --
     Commercial real estate ......................               --                 --                 --                 --
     Consumer ....................................               27                 24                 85                 38
     Commercial non-real estate ..................               50                 --                 50                 --
     Other .......................................                6                 48                  6                 48
                                                            -------            -------            -------            -------
Total recoveries .................................               83                162                259                315
                                                            -------            -------            -------            -------
Net charge-offs ..................................             (137)              (676)              (481)            (1,190)
                                                            -------            -------            -------            -------
Balance at end of period .........................          $ 8,360            $ 5,607            $ 8,360            $ 5,607
                                                            =======            =======            =======            =======

Allowance for loan losses as a percentage
   of total loans outstanding ....................             0.49%              0.47%              0.49%              0.47%

---------------
(1) Relates to both mortgage loans held-for-sale and to loans receivable held for investment.

          The allowance for loan losses relating to loans held by Doral Financial was $8.4 million at September 30, 2000, compared to $5.6 million as of September 30, 1999. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, commercial real estate and other commercial loans for which Doral Financial provides a higher allowance for loan losses.

NON-INTEREST INCOME

          Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 91% during the third quarter of 2000 to $40.3 million, as compared to the same period of 1999. For the nine month periods ended September 30, 2000 and 1999, mortgage loan sales were $96.0 million and $61.2 million, respectively, an increase of 57%.The increase for 2000 was mainly the result of a greater volume of loan securitizations and the ability of the Company to obtain higher profitability through higher loan fees resulting in increased gains on sales, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

          Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in internal loan originations and bulk purchases of servicing rights. During the third quarters of 2000 and 1999, Doral Financial purchased servicing rights to approximately $20.4 million and $35.0 million, respectively, of mortgages through bulk purchases. For the first nine months of 2000 and 1999, such purchases were approximately $139.9 million and $168.9 million, respectively. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

          The increase in the amount of loan servicing income for the third quarter and first nine months of 2000 was primarily due to the increase in the principal amount of loans serviced as compared to the 1999 period. The mortgage servicing portfolio was approximately $8.6 billion at September 30, 2000, compared to $7.3 billion as of September 30, 1999.

          The amount of principal prepayments on mortgage loans serviced by Doral Financial was $420.1 million and $566.0 million for the nine months ended September 30, 2000 and 1999, respectively. This represented approximately 7% and 12%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that increased or maintained the size of Doral Financial's servicing portfolio even during periods of high prepayments.

          Trading Account. Trading account includes all gains or losses, whether realized or unrealized, in the market value of Doral Financial's securities held-for-trading, as well as gains or losses on options and future contracts used for interest rate management purposes. Trading account activities for the quarters ended September 30, 2000 and 1999, resulted in losses of $7.4 million and gains of $2.1 million, respectively. Trading account activities for the nine month period ended September 30, 2000, resulted in losses of $7.8 million compared to $6.6 million in gains during the respective 1999 period. Trading account activities for the quarters ended September 30, 2000 and 1999, included $3.9 million of unrealized losses and $594,000 of unrealized gains, respectively, on the value of its securities held-for-trading pursuant to SFAS No. 115. Trading account activities for the nine month periods ended September 30, 2000 and 1999 included $4.6 million of unrealized gains and $861,000 of unrealized losses, respectively, on the value of its securities held for trading pursuant to SFAS No. 115.

          Gain (loss) on Sale of Investment Securities. Gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities available-for-sale. For the third quarter and first nine months of 2000, sale of investment amounted to a loss of $277,000 and a gain of $3.2 million, respectively, compared to gains of $1.6 million and $1.8 million for the corresponding 1999 periods.

          Commissions, Fees and Other Income. Other income, commissions and fees increased 34% during the third quarter of 2000 as compared to the same 1999 period. For the first nine months of 2000, commissions, fees and other income increased 74%, as compared to the respective 1999 period. The increases during the 2000 period were due primarily to increased commissions and fees earned by Doral Financial's banking and broker-dealer subsidiaries.

          NON-INTEREST EXPENSE

          Total non-interest expense increased by only 2% during the third quarter ended September 30, 2000, as compared to the respective 1999 period, as a result of Doral Financial's ongoing cost reduction plan, notwithstanding the opening of 16 retail offices since September 30, 1999. For the nine month period ended September 30, 2000, total non-interest expense increased by 8% from the comparable 1999 period.

          PUERTO RICO INCOME TAXES

          The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the third quarters of 2000 and 1999, the effective income tax rate of Doral Financial was 14% and 9%, respectively, while for the nine month period ended September 30, 2000 and 1999 it was 12% for both periods.

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

AMORTIZATION OF IOS AND SERVICING ASSETS

          Doral Financial creates IOs (previously classified as excess servicing fees receivable) as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the third quarter of 2000 resulted in the recording of approximately $19.0 million of IOs, compared to $9.3 million for the corresponding 1999 period. For the nine month periods ended September 30, 2000 and 1999, the Company recorded IOs in the amount of $52.0 million and $32.9 million, respectively. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Trading securities."

          IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of IOs for each of the quarters ended September 30, 2000 and 1999, was approximately $3.6 million and $1.7 million, respectively. For the first nine month periods ended September 30, 2000 and 1999, amortization of IOs was approximately $9.4 million and $4.7 million, respectively.

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

          The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:


TABLE I
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)

                                                                  QUARTER ENDED                     NINE MONTH PERIOD ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                            --------------------------            --------------------------
                                                             2000               1999               2000               1999
                                                            -------            -------            -------            -------
Balance at beginning of period ...................          $125,556           $86,590            $109,721           $72,568
Capitalization of rights .........................             9,702             8,319              30,058            26,005
Rights sold ......................................                --                --                  --                (7)
Rights purchased .................................             2,142               478               4,029             2,541
Amortization:
            Scheduled ............................            (3,578)           (2,554)             (9,986)           (8,274)
            Unscheduled ..........................                --                --                  --                --
                                                            --------           -------            --------           -------

Balance at end of period .........................          $133,822           $92,833            $133,822           $92,833
                                                            ========           =======            ========           =======


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

          Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of September 30, 2000, the maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $640.0 million. As of September 30, 2000, the Company maintained a reserve of $1.6 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in Doral Financial's Consolidated Financial Statements.

          Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

          Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of September 30, 2000, approximately 20% of Doral Financial's gross loans receivable portfolio consisted of residential mortgage loans.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

          Non-performing assets ("NPAs") consist of loans held-for-sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held-for-sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Financial's banking subsidiaries policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the quarters ended September 30, 2000 and 1999, Doral Financial's banking subsidiaries would have recognized $1.1 million and $302,000, respectively, in additional interest income had all delinquent loans owned by the banking subsidiaries been accounted for on an accrual basis.

          The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                               AS OF SEPTEMBER 30,     AS OF DECEMBER 31,
                                                                                      2000                    1999
                                                                               -------------------     ------------------
Mortgage banking business:
         Loans held-for-sale past due 90 days and still accruing(1)....            $   48,738              $  44,030
         Non-accrual loans
             Construction..............................................                 1,047                      -
         OREO..........................................................                 6,686                  3,834
                                                                                   ----------              ---------


         Total NPAs of mortgage banking business.......................                56,471                 47,864
                                                                                   ----------              ---------

Other lending activities through banking subsidiaries:
         Loans held for sale past due 90 days and still accruing.......                     5                      -
         Non-accrual loans
             Construction..............................................                 1,694                      -
             Residential mortgage loans................................                 5,033                  3,731
             Commercial real estate....................................                 1,250                    567
             Consumer..................................................                   370                    205
             Commercial non-real estate................................                   228                      -
             Other.....................................................                     -                      -
                                                                                   ----------              ---------

         Total non-accrual loans.......................................                 8,575                  4,503

         OREO..........................................................                   322                     76
                                                                                   ----------              ---------

         Total NPAs of banking subsidiaries............................                 8,902                  4,579
                                                                                   ----------              ---------

         Total NPAs of Doral Financial (consolidated)..................            $   65,373              $  52,443
                                                                                   ==========              =========

         Total NPAs of banking subsidiaries as a percentage of
            their loans receivable, net and OREO.......................                  2.95%                  2.53%

         Total NPAs of Doral Financial (consolidated) as a
             percentage of consolidated total assets...................                  1.26%                  1.16%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated).......................                 12.79%                 11.70%

-------------------
(1) Does not include approximately $26.6 million and $26.1 million of 90 days past due FHA/VA loans as of September 30, 2000 and December 31, 1999, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the nine month period ended September 30, 2000, the average monthly amount of funds advanced by Doral Financial under such servicing agreements was approximately $13.0 million, compared to $8.2 million for the same period during 1999, reflecting the increase in the size of the Company's servicing portfolio.

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

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of September 30, 2000 and December 31, 1999:


TABLE K
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

                                                         AS OF SEPTEMBER 30, 2000          AS OF DECEMBER 31, 1999
                                                         ------------------------         ------------------------
                                                           AMOUNT         AVERAGE           AMOUNT         AVERAGE
                                                         OUTSTANDING       RATE           OUTSTANDING       RATE
                                                         -----------      -------         -----------      -------
Repurchase Agreements...............................      $2,222,910       6.32%           $1,927,956       5.54%
Loans Payable.......................................         372,445       7.62%              353,460       6.53%
Deposits............................................       1,204,912       5.47%            1,010,424       4.83%
Notes Payable.......................................         463,208       7.83%              461,053       7.84%
Advances from FHLB..................................         290,000       6.07%              134,000       5.73%

         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $5.7 billion as of September 30, 2000, of which $2.6 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:


TABLE L
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)                                    NINE MONTH PERIOD ENDED                    YEAR ENDED
                                                             SEPTEMBER 30, 2000                   DECEMBER 31, 1999
                                                        --------------------------            -------------------------
                                                         AVERAGE          AVERAGE              AVERAGE          AVERAGE
                                                         BALANCE            RATE               BALANCE            RATE
                                                         -------            ----               -------            ----

Certificates of deposit............................     $  811,482          6.48%              $481,265           5.84%
Regular passbook savings...........................         60,631          4.99%                51,605           4.57%
Now accounts.......................................        171,135          4.49%               106,502           4.65%
Non-interest bearing...............................         86,881             -                132,429               -
                                                        ----------          -----              --------           -----
         Total deposits............................     $1,130,129          5.28%              $771,801           4.64%
                                                        ==========          =====              ========           =====

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2000.


TABLE M
DEPOSIT MATURITIES
(IN THOUSANDS)
                                                                AMOUNT
                                                                ------
Certificates of deposit maturing
         Three months or less......................           $  134,071
         Over three through six months.............               55,561
         Over six through twelve months............              131,183
         Over twelve months........................              179,539
                                                              ----------
         Total.....................................           $  500,354
                                                              ==========

         As of September 30, 2000 and December 31, 1999, Doral Financial's banking subsidiaries had approximately $297.4 million and $295.4 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used as a source of long-term funds.

         As of September 30, 2000, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, Doral Bank PR's and Doral Bank NY's regulatory capital ratios as of September 30, 2000, based on existing Federal Reserve, OTS and FDIC guidelines.


TABLE N
REGULATORY CAPITAL RATIOS
                                                   DORAL        DORAL        DORAL
                                                 FINANCIAL     BANK PR     BANK NY(1)
                                                 ---------     -------     ----------
Tier 1 Capital Ratio (Tier 1 capital to risk
weighted assets).........................          18.5%        15.0%        59.3%
Total Capital (total capital to risk
weighted assets).........................          18.8%        15.4%        59.5%
Leverage Ratio (Tier 1 capital to average
assets)..................................           8.9%         7.1%        23.3%

--------------
(1) In connection with the chartering of Doral Bank NY in October 1999, the FDIC required that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

         As of September 30, 2000, each of Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At September 30, 2000, Doral Financial's total assets were $5.2 billion compared to $4.5 billion at December 31, 1999. The increase in assets was due primarily to a net increase in the loans portfolio of approximately $458.8 million. Total liabilities were $4.7 billion at September 30, 2000, compared to $4.2 billion at December 31, 1999. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts and advances from FHLB. At September 30, 2000, deposit accounts totaled $1.2 billion, compared to $1.0 billion at December 31, 1999. As of September 30, 2000, Doral Financial's banking subsidiaries had $2.3 billion in assets, compared to $1.9 billion at December 31, 1999.

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of September 30, 2000. Condensed information as of December 31, 1999 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held-for-sale and securities held-for-trading are assumed to mature within one year. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Off-balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE O
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)
-------------------------------------        ------------------------------------------------------------------------------------
                                                1 YEAR        1 TO 3         3 TO 5         OVER 5     NON-INTEREST
      AS OF SEPTEMBER 30, 2000                 OR LESS        YEARS          YEARS          YEARS      RATE BEARING      TOTAL
-------------------------------------        ------------------------------------------------------------------------------------
ASSETS
      Cash and Money Market                  $  297,737     $      --      $      --      $       --     $      --     $  297,737
      Total Loans                             1,593,837        14,374         22,126          75,343            --      1,705,680
      Securities Held-for-Trading             1,017,419            --             --              --            --      1,017,419
      Securities Available for Sale              10,213            --             --         203,475            --        213,688
      Securities Held-to-Maturity                41,376         7,000         34,670       1,460,598            --      1,543,644
      FHLB Stock                                     --            --             --          35,955            --         35,955
      Other assets                                   --            --             --              --       378,169        378,169
                                             ----------     ---------      ---------      ----------     ---------     ----------

      TOTAL ASSETS                           $2,960,582     $  21,374      $  56,796      $1,775,371     $ 378,169     $5,192,292
                                             ==========     =========      =========      ==========     =========     ==========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
      Loans Payable                          $  372,445     $      --      $      --      $       --     $      --     $   72,445
      Repurchase Agreements                   1,626,424            --         55,000         541,486            --      2,222,910
      Deposits                                  860,361       164,543         60,479             795       118,734      1,204,912
      Other Borrowed Funds                      111,817        18,935        386,340         236,116            --        753,208
      Other Liabilities                              --            --             --              --       167,297        167,297
      Stockholders' equity                           --            --             --              --       471,520        471,520
                                             ----------     ---------      ---------      ----------     ---------     ----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $2,971,047     $ 183,478      $ 501,819      $  778,397     $ 757,551     $5,192,292
                                             ==========     =========      =========      ==========     =========     ==========

Off Balance Sheet Instruments - Interest
      Rate Swaps                             $  105,000     $  (5,000)     $(100,000)     $       --     $      --     $       --
Interest Rate Sensitivity Gap                    94,535      (167,104)      (545,023)        996,974      (379,382)            --
Cumulative Interest Rate Sensitivity             94,535       (72,569)      (617,592)        379,382            --             --
Cumulative Gap to Interest-Earning Asset           1.96%        (1.51%)       (12.83%)          7.88%           --             --




         CONDENSED INTEREST RATE
           SENSITIVITY ANALYSIS               1 YEAR         1 TO 3         3 TO 5        OVER 5     NON-INTEREST
         AS OF DECEMBER 31, 1999              OR LESS        YEARS           YEARS         YEARS      RATE BEARING      TOTAL
------------------------------------------   --------------------------------------------------------------------------------------

                                                                           (DOLLARS IN THOUSANDS)

Off-Balance Sheet Instruments - Interest
         Rate Swaps                          $ 105,000      $  (5,000)     $(100,000)     $     --     $      --     $        --
Interest Rate Sensitivity Gap                  (30,941)       (77,539)      (372,400)      817,779      (336,899)             --
Cumulative Interest Rate Sensitivity Gap       (30,941)      (108,480)      (480,880)      336,899            --              --
Cumulative Gap to Interest-Earning Assets        (0.75)%        (2.64)%       (11.72)%        8.21%           --              --


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

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur, except for interest rate swaps entered into by Doral Bank which are not reflected on the Company's Consolidated Financial Statements. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. For the nine month period ended September 30, 2000, average assets and liabilities related to derivatives were $6.7 million and $6.5 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on Doral Financial's statement of condition totaled $12.7 billion and $9.6 billion, respectively, as of September 30, 2000. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

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

         Accounting for Transfer and Servicing of Financial Assets and Liabilities. In September 2000, the Financial Accounting Standards Board ("FASB") issues SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities--A Replacement of SFAS 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It is effective for transfers and servicing of financial assets and extinguishment of liabilities occuring after March 31, 2001. This statement is also effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not assessed the effect of the adoption of this statement on the consolidated financial statements of the Corporation.

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

         On February 18, 2000, Doral Financial filed an election with the Board of Governors of the Federal Reserve System (the "Board") to become an FHC, which became effective on March 11, 2000. As an FHC, Doral Financial's broker-dealer subsidiary has already commenced limited equity underwriting and dealing activities and on October 10, 2000, Doral Agency, Inc., a subsidiary of Doral Financial, was licenced to engage in insurance agency activities. Doral Financial continues to examine the possibility of entering into other activities permitted to FHC's, including insurance related activities.

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

ITEM 2 - CHANGES IN SECURITIES

         On August 23, 2000, Doral Financial entered into a Credit Agreement with FirstBank Puerto Rico providing for a $25 million warehouse loan facility. Under the Agreement, Doral Financial is prohibited from paying dividends if it is in default under the Agreement.

         On August 31, 2000, Doral Financial issued 2,000,000 shares of its 8.35% Noncumulative Monthly Income Preferred Stock, Series B (the "Series B Preferred Stock") having a liquidation preference of $25 per share. The Series B Preferred Stock ranks on parity with Doral Financial's 7% Noncumulative Monthly Income Preferred Stock, Series A, with respect to dividend rights and rights on liquidation. The terms of the Series B Preferred Stock do not permit Doral Financial to declare or pay any dividends on the Common Stock (1) unless all accrued and unpaid dividends on Series B Preferred Stock for the 12 dividend periods preceding the dividend payment have been paid and the full dividend on the Series B Preferred Stock for the current monthly dividend period is contemporaneously declared and paid or set aside for payment or (2) if Doral Financial has defaulted in the payment of the redemption price of any shares of Series B Preferred Stock called for redemption. The terms of the Series B Preferred Stock provide that if Doral Financial is unable to pay in full dividends on the Series B Preferred Stock and other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the Series B Preferred Stock and such other shares of stock be declared pro rata.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5 - OTHER INFORMATION

         On October 26, 2000, the Board of Directors authorized a quarterly $0.10 per share cash dividend to be paid on December 1, 2000 to shareholders of record as of November 10, 2000 on the Company's Common Stock.

         During the second quarter of 2000, Doral Financial incurred losses of approximately $2.3 million related to certain options transactions entered into by representatives of its brokerage unit for the account of clients as well as for their personal accounts. On August 16, 2000, Doral Financial entered into an agreement with the representatives whereby they agreed to reimburse $1,330,000 of such amount to Doral Financial. As of September 30, 2000 Doral Financial had received cash and other assets aggregating $915,000 from the representatives. While the Company believes that it will be able to recover all or a substantial portion of the amounts not payable by the representatives from its insurance company, the full amount of such losses have been reserved.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 3.1 - Certificate of Designation designating the terms of the Series B Preferred Stock. (Incorporated by reference to Exhibit 3.3 to Form 8-A of the Company filed August 30, 2000.)

                  Exhibit 10.103 - Amended and Restated Master Repurchase Agreement, dated as of June 1, 2000, between Bear Stearns Mortgage Capital Corporation and Doral Financial Corporation.

                  Exhibit 12(a) - Computation of Ratio of Earnings to Fixed Charges.

                  Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                  Exhibit 27 - Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  (i) Current Report on Form 8-K, dated August 31, 2000, reporting under Item 5 the issuance of 2,000,000 shares of Doral Financial's Series B Preferred Stock.


         The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 DORAL FINANCIAL CORPORATION
                                                      (Registrant)



Date: November 14, 2000                              /s/ Salomon Levis
                                              --------------------------------
                                                         Salomon Levis
                                                     Chairman of the Board
                                                  and Chief Executive Officer



Date: November 14, 2000                          /s/ Richard F. Bonini
                                              --------------------------------
                                                     Richard F. Bonini
                                              Senior Executive Vice President
                                               and Chief Financial Officer




Date: November 14, 2000                           /s/ Ricardo Melendez
                                              --------------------------------
                                                     Ricardo Melendez
                                                      Vice President
                                              Principal Accounting Officer

                                INDEX TO EXHIBITS




EXHIBIT
 NUMBER                                 DESCRIPTION
 ------                                 -----------
  3.1     -    Certificate of Designation designating the terms of the Series
               B Preferred Stock. (Incorporated by reference to Exhibit 3.3 to Form 8-A of the Company filed August 30, 2000.)

 10.103   -    Amended and Restated Master Repurchase Agreement, dated as of
               June 1, 2000, between Bear Stearns Mortgage Capital
               Corporation and Doral Financial Corporation.

 12(a)    -    Computation of Ratio of Earnings to Fixed Charges.

 12(b)    -    Computation of Ratio of Earnings to Fixed Charges and
               Preferred Stock Dividends.

   27     -    Financial Data Schedule (for SEC use only).