Form 10-K
period 2000-12-31
DORAL FINANCIAL CORP
filed 2001-03-26
CIK 840889

================================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    [X] THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                           COMMON STOCK, $1 PAR VALUE
            7% NONCUMULATIVE MONTHLY INCOME PREFERRED STOCK, SERIES A
          8.35% NONCUMULATIVE MONTHLY INCOME PREFERRED STOCK, SERIES B

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
         $987,549,529 , approximately, based on the last sale price of $29.38 per share on the NASDAQ National Market System on March 6, 2001. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
         Common Stock: 42,582,734 shares as of March 6, 2001. (continued)

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II

Item 5            Market for Registrant's Common Equity           Information in respect to this Item is
                  and Related Stockholder Matters                 incorporated into this Annual Report on Form
                                                                  10-K by reference to the section entitled
                                                                  "Stock Prices and Dividend Policy" in the
                                                                  Company's Annual Report to Shareholders for
                                                                  the year ended December 31, 2000 (the
                                                                  "Annual Report to Shareholders").

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

Item 7A           Quantitative and Qualitative Disclosures         Information in response to this Item is
                  About Market Risk.                               incorporated by reference to the section
                                                                   entitled Management's Discussion and
                                                                   Analysis of Financial Condition and Results
                                                                   of Operations - Interest Rate Management" in
                                                                   the Company's Annual Report to Shareholders.

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

PART III

Item 10           Directors and Executive Officers of the          Information in response to this Item is
                  Registrant.                                      incorporated into this Annual Report on
                                                                   Form 10-K by reference to the section
                                                                   entitled "Election of Directors and Related
                                                                   Matters" in the Company's definitive Proxy
                                                                   Statement for use in connection with its
                                                                   2001 Annual Meeting of stockholders (the
                                                                   "Proxy Statement").

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

                              --------------------

                           DORAL FINANCIAL CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
PART I

     Item 1.  Business..............................................................................................  1
     Item 2.  Properties............................................................................................ 18
     Item 3.  Legal Proceedings..................................................................................... 18
     Item 4.  Submission of Matters to a Vote of Security Holders................................................... 18

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................. 19
     Item 6.  Selected Financial Data............................................................................... 19
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 19
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........................................... 20
     Item 8.  Financial Statements and Supplementary Data........................................................... 20
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................. 20

PART III

     Item 10.  Directors and Executive Officers of the Registrant................................................... 20
     Item 11.  Executive Compensation............................................................................... 20
     Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................... 20
     Item 13.  Certain Relationships and Related Transactions....................................................... 20

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................... 20

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, Doral Financial's market risk, anticipated expansion plans and the effect of legal proceedings on Doral Financial's financial condition and results of operations. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management.

         Various factors could cause actual results to differ from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others: the rate of growth in the economy, the relative strength and weakness in the mortgage and commercial credit sectors and in the real estate markets, the performance of the stock and bond markets and the magnitude of interest rate changes. Moreover, the outcome of litigation, as discussed in "Part I, Item 3. Legal Proceedings", is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

GENERAL

         Doral Financial Corporation ("Doral Financial" or the "Company"), is a bank holding company that has elected to operate as a financial holding company and is engaged in a wide range of mortgage banking, banking, investment, broker-dealer and insurance agency activities. Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico, and is the leading mortgage banking institution in Puerto Rico in volume of origination of mortgage loans on single-family residences and in the volume of mortgage loans serviced. The total volume of loan production for the year ended December 31, 2000 for Doral Financial was $3.2 billion, while the Company had a total servicing portfolio of approximately $8.8 billion as of the same date.

         Doral Financial's main lines of business are described below:

         - Mortgage banking -- Doral Financial conducts this business in Puerto Rico primarily through a division of Doral Financial, HF Mortgage Bankers, and its subsidiaries, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc., and Sana Investment Mortgage Bankers, Inc. Doral Financial also conducts mortgage banking activities in the mainland United States through Doral Mortgage and its indirect subsidiary, Doral Money, Inc.

         - Banking services -- Doral Financial conducts this business in Puerto Rico through its commercial banking subsidiary, Doral Bank ("Doral Bank PR"), and in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank, F.S.B. ("Doral Bank NY").

         - Securities services -- Doral Financial conducts this business in Puerto Rico through its broker-dealer subsidiary, Doral Securities, Inc.

         - Insurance agency -- Doral Financial conducts this business in Puerto Rico through Doral Insurance Agency, Inc.

         Doral Financial's principal strategy is to increase its volume of loan originations and its servicing portfolio, maximize net interest income, and further develop other financial services such as banking and insurance agency services. Doral Financial seeks to increase its volume of loan originations by emphasizing quality customer service and maintaining the most extensive system of branch offices of any mortgage banking institution in Puerto Rico. Doral Financial strives to increase the size of its servicing portfolio by relying primarily on internal loan originations and supplementing such originations with purchases of loans and mortgage servicing rights from third parties. Doral Financial seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt GNMA securities backed by Puerto Rico FHA/VA mortgages, for longer periods prior to sale than most mortgage banking companies. This strategy has the effect of reducing the Doral's overall effective tax rate. Doral Financial also seeks to increase net interest income by funding, and holding for investment, loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations, the interest on which is tax-exempt to Doral Financial for Puerto Rico income tax purposes.

         The Company's strategy is to offer a wide range of financial products within its mortgage banking, banking, securities and insurance agency units. The Company also intends to pursue opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic populations, through acquisitions, the establishment of new operations or a combination of both.

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

         The Company's current mortgage loan products can be summarized as follows:

         FHA and VA loans. These are 15 to 30 year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2000, the maximum loan amount for a VA loan was $203,000 and for FHA loans the maximum ranged from $132,000 to $166,363, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $262,678 for a four-family dwelling.

         RHS loans. These are 30 year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 2000, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.

         Conforming conventional loans. These are loans that satisfy the underwriting criteria for sale or exchange through FNMA or FHLMC. As of December 31, 2000, the maximum loan amount for conforming conventional loans was $275,000.

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

         MORTGAGE ORIGINATION CHANNELS

         Doral Financial's strategy is to increase the size of its mortgage serving portfolio primarily by originations through its retail branch network. The Company supplements retail originations with wholesale originations that encompass purchases of loans from third parties and referrals from mortgage brokers. In Puerto Rico, the Company maintains specialized units for the origination of construction loans and loans to finance purchases of residences in new housing developments. The principal origination channels of the Company's mortgage banking units are summarized below.

         Retail branch network. The Company operates 43 mortgage banking offices on the Island and two branch offices in the United States. Customers are sought through aggressive advertising campaigns in local newspapers, as well as direct mail and telemarketing campaigns. The Company emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.

         Wholesale activities. Doral Financial purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of FHA loans and VA loans for securitization and resale to institutional investors in the form of GNMA securities. To a lesser extent, Doral Financial also purchases mortgage loans on a wholesale basis from U.S. mortgage banking firms. For the years ended December 31, 2000 and 1999 total loan purchases amounted to approximately $1.1 billion and $529 million, respectively. In addition to purchasing loans form third parties, the Company also originates mortgage loans referred to it by mortgage brokers. At the closing of the loan, the borrower is required to pay the mortgage broker a fee for the services it provided.

         During the third quarter of 1999, the Company closed its Chicago-based wholesale operations that originated mortgage loans through a network of independent brokers. This wholesale operation originated approximately $172 million in mortgage loans during 1999 prior to being phased out.

         New housing unit. In Puerto Rico, the Company maintains a special unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the acquisition of homes in newly developed housing projects. The Company originated approximately $367 million of mortgage loans to finance the purchase of homes within new housing projects during the year ended December 31, 2000, compared to $225 million for the year ended December 31, 1999.

         New York multi-family and commercial real estate lending unit. During 1998, Doral Financial established a lending unit in the New York City metropolitan area, Doral Money, that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties. During the years ended December 31, 2000 and 1999, this unit originated approximately $26 million and $133 million, respectively, of this type of mortgage product. With the establishment of Doral Bank NY in October 1999, the originations of this unit decreased because Doral Bank NY also began to originate this product.

         Construction Loans. Construction loans on residential housing developments are originated by a specialized unit within the Company's HF Division and Doral Bank PR.

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

         The market value of, and earnings from, Doral Financial's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, servicing income generated from the Company's mortgage loan servicing portfolio may also decline through increased amortization and the recognition of impairment of servicing rights. Conversely, as mortgage interest rates increase, the market value of the Company's mortgage loan servicing portfolio may be positively affected. Increases in the rate of delinquencies and foreclosures on mortgage loans tend to increase the costs associated with administering mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Management" which is incorporated by reference in this report.

         HRU, Inc., an entity in which Doral Financial owns a 33% equity interest, provides electronic data processing and mailing services for the Company's mortgage servicing operations and earns fees from the Company based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $1,404,000, $1,319,000 and $946,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

         SALE OF LOANS AND SECURITIZATION ACTIVITIES

         Residential Mortgage Loans. Doral Financial customarily sells or securitizes most of the loans that it originates, except for certain loans originated primarily by its banking subsidiaries and other specialized units of the Company, which are usually held-to-maturity and classified as loans receivable. As described below, the Company utilizes various channels to sell its mortgage products. The Company issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more ($2.5 million to $5 million for serial notes) for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2000, 1999 and 1998, the Company issued approximately $651 million, $697 million and $543 million, respectively, in GNMA-guaranteed mortgage-backed securities.

         Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which the Company sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides the Company with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2000 and 1999, Doral Financial securitized approximately $457 million and $628 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities.

         Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are sold in bulk to financial institutions or other private investors, or are securitized into "private label" mortgage-backed securities through grantor trusts or REMICs that either are organized by the Company or third parties and sold through broker-dealers. Most bulk sales of non-conforming loans are made to local financial institutions. Doral Financial's bulk sales generally operate very similar to securitization transactions because when the Company sells the loans it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool being purchased. Any amounts received on the mortgages above the pass-through rate are retained by the Company. The present value of the future cash flow retained by the Company above standard servicing fees for FNMA or FHLMC are recognized on the Company's Financial Statements as interest only strips ("IOs") and recognized currently as income. Since the value of the IOs is based on the present value of expected future distributions on the underlying mortgage loans it is subject to substantial fluctuation as a result of changes in prevailing interest rate. See "Management's Discussion Analysis of Financial Condition and Results of Operations - Amortization of IOs and Servicing Assets" incorporated herein by reference. Currently, a liquid secondary market for IOs does not exist in Puerto Rico. Doral Financial, however, in the past has been able to sell IOs to financial institutions in private transactions on a regular basis.

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

         While Doral Financial generally sells loans on a non-recourse basis, the Company at times also engages in the sale or exchange of mortgage loans on a recourse basis. The sale of non-conforming loans to local financial institutions are often made on a full or partial recourse basis. Prior to 1997, recourse obligations had decreased, in part, due to the securitization of non-conforming loans into private label mortgage-backed securities that were sold on a non-recourse basis. Since the Company has shifted from selling non-conforming loans through securitizations to bulk sales of whole loans to local financial institutions, recourse obligations have increased. However, during 1999 and 2000 most non-conforming loans were sold on a partial rather than full recourse basis. As of December 31, 2000, Doral Financial was servicing mortgage loans with an aggregate principal amount of $1.5 billion on a full or partial recourse basis. As of December 31, 2000, 1999 and 1998, the Company's maximum aggregate recourse obligation relating to its mortgage servicing portfolio was approximately $593.4 million, $608.9 million and $489.1 million, respectively.

         From time to time, Doral Financial sells mortgage-backed securities and mortgage loans subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities or loans a put option that grants the buyer the right to sell, and obligates the Company to buy, the securities or loans at a future date at a negotiated price. Sales of securities or loans with puts are accounted for as sales or borrowings based on a financial components approach that focuses on whether control of the asset has been surrendered. As of December 31, 2000 and 1999, the Company had outstanding, $43.5 million and $53.6 million, respectively, in mortgage-backed securities and mortgage loans sold subject to put arrangements, which expire in varying amounts during 2002. During the years ended December 31, 2000 and 1999, no loans or mortgage-backed securities were sold with put options by the Company.

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

         Prior to August 1, 1997, the interest received on FHA and VA loans secured by real property located in Puerto Rico and on GNMA mortgage-backed securities backed by these loans was exempt from Puerto Rico income taxes. This favorable tax treatment has historically permitted Doral Financial to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United States, and also to reduce its effective tax rate through the receipt of tax-exempt interest.

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

BANKING ACTIVITIES

         Doral Financial is engaged in commercial banking activities in Puerto Rico through its subsidiary, Doral Bank PR. As of December 31, 2000, Doral Bank PR operated through 22 branches in Puerto Rico. Doral Bank PR offers a variety of mortgage products similar to those offered by Doral Financial's mortgage banking units. Like the Company's mortgage banking units, Doral Bank PR's lending activities are concentrated primarily on the origination of residential mortgage loans. Most of such loans are classified as held-for-sale because Doral Bank PR originates these loans with the intent of selling them in the near future. Mortgage loans originated by Doral Bank PR are usually sold through the Company's mortgage banking units. As of December 31, 2000, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $848 million, which includes mortgage loans held-for-sale by Doral Bank PR's wholly-owned subsidiaries, Doral Money and Doral International.

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

         On October 14, 1999, Doral Financial entered the retail banking business in the New York City metropolitan area through a newly-chartered federal savings bank subsidiary, Doral Bank NY. Doral Bank NY offers retail banking services and products and currently operates out of a single branch location in the New York City metropolitan area. Doral Bank NY expects to open four additional branches in the New York City metropolitan area during 2001.

         Doral Bank NY is a party to Master Loan Production and Master Servicing and Collection Agreements with Doral Financial's mortgage banking units similar to those in effect for Doral Bank PR.

         In addition to originating residential mortgage loans held-for-sale, Doral Bank PR and Doral Bank NY also originate residential mortgage loans, construction loans and commercial loans for investment which are classified as loans receivable. To a lesser extent, they also originate consumer loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans Receivable" - for detailed information regarding the Company's portfolio of loans receivable.

         Doral Bank PR and Doral Bank NY complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services.

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

         Doral Securities' business is generally organized into two units: institutional and retail. The institutional unit handles the institutional trading and investment banking activities of the firm. The retail unit, is responsible for handling the needs of individual retail clients. Doral Securities is an introducing broker-dealer for retail transactions with all transactions cleared through the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation. As of December 31, 2000, Doral Securities had more than 2,700 customer accounts with assets of approximately $295 million in such accounts.

         Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including the Company, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 2000, Doral Securities had $496 million in outstanding reverse repurchase agreements, of which approximately $487 million consisted of funds loaned to the Company and its subsidiaries and which are eliminated in the preparation of Doral Financial's Consolidated Financial Statements.

OTHER INVESTMENT ACTIVITIES

         As a result of Doral Financial's mortgage securitization activities, the Company maintains a substantial portfolio of mortgage-backed securities held-for-trading. As a way of earning interest income, the Company also invests in investment securities that are classified either as available-for-sale or held-to-maturity.

         Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment Securities" and to Notes 5, 6 and 7 to Doral Financial's Consolidated Financial Statements for more detailed information on Doral Financial's investment activities.

INSURANCE AGENCY ACTIVITIES

         Taking advantage of the opportunities provided by financial modernization legislation, Doral Financial entered the insurance agency business in Puerto Rico commencing on December 1, 2000. Doral Insurance Agency currently earns commissions by acting as a general agent or agent in connection with the issuance of insurance policies by unaffiliated insurance companies. Doral Insurance Agency anticipates continued growth as it expands the products and services it provides and continues to cross market its services to Doral Financial's existing customer base.

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

EMPLOYEES

         At March 1, 2001, Doral Financial employed 1,543 persons. Of these, 1,060 were employed in the mortgage banking units with 564 involved in loan production activities and 205 involved in loan servicing activities. As of such date, the Company's banking, broker-dealer and insurance operations employed 438, 41, and 4 employees, respectively. None of Doral Financial's employees are represented by a labor union and Doral Financial considers its employee relations to be good.

SEGMENT DISCLOSURE

         The information contained in Note 32 to the Company's Consolidated Financial Statements "Segment Information" is incorporated herein by reference.

         Puerto Rico is the principal market for Doral Financial. Doral Financial's Puerto Rico based operations accounted for 87% of the Company's total assets as of December 31, 2000 and 94% of the Company's total revenues for the year then ended. Approximately, 97% of total loan originations were made in Puerto Rico. The following table sets forth the geographic composition of the Company's loan originations:

                                                                                                DECEMBER 31,
                                                                                   --------------------------------------
                                                                                     2000           1999           1998
Puerto Rico:
     Metropolitan Area ....................................................           59%            50%            47%
     Outside the Metropolitan Area ........................................           38%            39%            42%
United States:
     Illinois and adjoining states ........................................           --              6%             6%
     New York/New Jersey ..................................................            3%             5%             5%
     Florida ..............................................................           (1)            (1)            (1)

---------------

(1)      Less than one percent.

MARKET AREA AND COMPETITION

         Puerto Rico is Doral Financial's primary service area. The competition in Puerto Rico for the origination of mortgages loans is substantial. Competition comes not only from other mortgage bankers but also from major commercial banks, including affiliates of banks headquartered in the United States, Canada and Spain. Doral Financial competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

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

         Gross product increased from $30.4 billion ($30.0 billion in 1996 prices) for fiscal 1996 to $41.4 billion ($34.8 billion in 1996 prices) for fiscal 2000. Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 2000, personal income per capita was $9,870. Average employment increased from 1,092,000 in fiscal 1996 to 1,159,000 in fiscal 2000. Average unemployment decreased from 13.8% in fiscal 1996 to 11.0% in fiscal 1999.

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

         Section 5 of the Puerto Rico Mortgage Banking Institutions Law (the "Mortgage Banking Law") requires the prior approval of the Office of the Commissioner for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term "control" means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 5 of the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in a change of control, the Office of the Commissioner is obligated to make such inquiries as it deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the Office of the Commissioner whether or not to authorize a proposed change of control is final and non-appealable.

REGULATION-BANKING OPERATIONS

FEDERAL REGULATION

         General

         Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956 (the "BHC Act"), as amended by the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"). As a bank holding company that has elected to be treated as a financial holding company under the Gramm-Leach-Bliley Act, Doral Financial's activities and those of its banking and nonbanking subsidiaries are limited to activities that are financial in nature. See "Financial Modernization Legislation" for a description of recent legislation expanding the powers of financial holding companies. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company, without the prior approval of the Federal Reserve.

         Doral Bank PR is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC and the Office of the Commissioner. Doral Bank NY is subject to supervision and examination by the Office of Thrift Supervision ("OTS") and the FDIC. Doral Financial's banking subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's banking subsidiaries. In addition to the impact of regulation, commercial and savings banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

         Holding Company Structure

         Doral Bank PR, Doral Bank NY and any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under Federal law that govern certain transactions between the Company or other nonbanking subsidiaries of the Company, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary to the Company, or to any one nonbanking subsidiary of the Company, are limited in amount to 10% of the depository institution's capital stock and surplus and, with respect to all of its nonbanking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between the Company or any of its nonbanking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.

         Under Federal Reserve policy, a bank holding company such as Doral Financial is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In connection with the organization of Doral Bank NY in 1999, Doral Financial entered into a commitment with the FDIC to maintain Doral Bank NY's ratio of Tier 1 capital to total assets at a level of not less than 8% throughout its first three years of operation. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

         Financial Modernization Legislation

         On March 11, 2000, Doral Financial became a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Act, bank holding companies, such as Doral Financial, all of whose depository institutions are "well capitalized" and "well managed", as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies ("FHCs"). FHCs are permitted to engage in a broader spectrum of activities than those previously permitted to bank holding companies. FHCs can engage in any activities that are "financial" in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).

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

         The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including Doral Financial's mortgage banking and banking subsidiaries from disclosing non-public personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

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

         Set forth below are the Company's, Doral Bank PR's and Doral Bank NY's capital ratios at December 31, 2000, based on existing Federal Reserve, OTS and FDIC guidelines.

                                                                           THE COMPANY       DORAL BANK PR       DORAL BANK NY
                                                                           -----------       -------------       -------------
Tier 1 capital ratio (tier 1 capital to risk weighted assets)                 18.0%              14.3%               42.2%
Total capital ratio (total capital to risk weighted assets)                   18.3%              14.7%               45.4%
Leverage ratio (Tier 1 capital to average assets)                              9.2%               7.5%               17.5%

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

         At December 31, 2000, the Company's banking subsidiaries were both well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Company, Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institution's financial condition and results of operations.

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

         Interstate Banking Legislation

         Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997, expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable Federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

         For purposes of the Riegle-Neal Act's amendments to the FDIA, Doral Bank PR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act, Doral Bank PR is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Doral Bank PR's home state. Because Doral Bank PR does not currently operate in the mainland United States, it has not designated a "home state" for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or with respect to which "home state" determination rules will apply.

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

         The Deposit Insurance Funds Act of 1996 also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The current FICO annual assessment rate is 1.96 cents per $1.00 of deposits. As of December 31, 2000, Doral Bank PR and Doral Bank NY had a deposit base of approximately $1.2 billion and $102 million, respectively (consisting entirely of SAIF assessment deposits).

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

         As of December 31, 2000 and 1999, Doral Bank PR and Doral Bank NY had a total of approximately $324.4 million and $295.4 million, respectively, of brokered deposits. Doral Bank PR and Doral Bank NY use brokered deposits as a source of long-term funding. Doral Financial does not believe that the FDIC's brokered deposit regulations has had and will have a material adverse effect on the funding or liquidity of its banking subsidiaries.

PUERTO RICO REGULATION

         General

         As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank PR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

         Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2000, Doral Bank PR had an adequate reserve fund established.

         Section 27 of the Banking Law also provides that when a bank suffers a loss, the loss must first be charged against retained earnings, and the balance, if any, must be charged against the reserve fund. If the balance of the reserve fund is not sufficient to cover the loss, the difference shall be charged against the capital account of the bank and no dividend may be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital of the institution.

         Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, other than government deposits (federal, state and municipal) secured by actual collateral. The Office of the Commissioner can, by regulation, increase the reserve requirement to 30% of demand deposits.

         Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. As of December 31, 2000, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $20.6 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2000, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $45.7 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

         Section 14 of the Banking Law authorizes Doral Bank PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank PR currently operates two subsidiaries, Doral Money, Inc., which engages in mortgage banking activities in the mainland United States, and Doral International, Inc., which is licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act").

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

         OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2000, the legal lending limit for Doral Bank NY under this regulation was approximately $3.7 million. Doral Bank NY's legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY's expanded aggregate legal lending limit under this provision was approximately $6.2 million as of December 31, 2000.

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

REGULATION - INSURANCE OPERATIONS

         Doral Insurance Agency, Inc. is registered as a corporate agent and general agency with the office of the Commissioner of Insurance of Puerto Rico (the "Commissioner of Insurance"). Doral Insurance Agency is subject to regulation by the Commissioner of Insurance relating to, among other things, licencing of employees, sales practices, charging of commissions and obligations to customers.

ITEM 2. PROPERTIES

         The executive and administrative offices of Doral Financial are located at 1159 Franklin D. Roosevelt Avenue, Puerto Nuevo, San Juan, Puerto Rico and consist of approximately 11,136 square feet of office space. Doral Mortgage's executive and administrative offices are located at 650 Munoz Rivera Avenue, San Juan, Puerto Rico and consist of approximately 33,000 square feet of office space. Both of these facilities are leased. The Company also leases additional office space of approximately 200,000 square feet throughout Puerto Rico. In the mainland United States, the Company leases approximately 9,200 square feet of office space as follows: Florida 1,000 square feet and New York 8,200 square feet. The Company's leases are for various terms expiring through 2005 and thereafter. Annual aggregate rental payments made during the years ended December 31, 2000, 1999 and 1998 were $6,163,000, $4,467,000 and $3,273,000, respectively. Doral Financial owns a two-acre parcel of land located in the San Juan metropolitan area on which the Company is currently constructing a new headquarters building which is expected to be completed by the fourth quarter of 2001. Adjacent to this property, Doral Financial also owns two parcels of land with 3,143 square feet on which two buildings are located. Doral Financial purchased these parcels and buildings for $2,223,284 in 1999. Doral Financial also owns a 2,000 square foot building and underlying real property where a bank branch is located. Except for the properties previously described, Doral Financial does not own any real property other than OREO acquired in the ordinary course of business. The site for the new headquarters building was purchased for $3.0 million. Construction costs are estimated at approximately $40.0 million, including the $3.0 million cost of the land.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is included under the caption "Stock Prices and Dividend Policy" in Doral Financial's Annual Report to Shareholders for the year ended December 31, 2000 (the "Annual Report to Shareholders") and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to the information included in Table A commencing on page 22 of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report to Shareholders.

         The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years are as follows:

                                                                                               YEAR ENDED DEC. 31,
                                                                                  ---------------------------------------------
                                                                                  2000      1999       1998      1997      1996
                                                                                  ----      ----       ----      ----      ----
Ratio of Earnings to Combined Fixed Charges
     Including Interest on Deposits........................................       1.33x     1.46x      1.51x     1.61x     1.66x
     Excluding Interest on Deposits........................................       1.41      1.59       1.61      1.72      1.75
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
     Including Interest on Deposits........................................       1.29x     1.41x      1.50x     1.60x     1.66x
     Excluding Interest on Deposits........................................       1.37      1.52       1.59      1.72      1.75

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

         The principal balance of Doral Financial's long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the last five years is set forth below.

                                                                             YEAR ENDED DEC. 31,
                                                   ------------------------------------------------------------------------------
(In thousands)                                         2000              1999             1998            1997            1996
                                                   ------------      ------------      ----------      ----------      ----------
Long-term obligations .......................      $  1,465,175      $  1,061,304      $  189,685      $  155,100      $  209,024
Cumulative preferred stock ..................                --      $      8,460      $    8,460      $    8,460              --
Non-Cumulative preferred stock ..............      $    124,750      $     74,750              --              --              --

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Doral Financial, together with the report thereon of the Company's independent auditors PricewaterhouseCoopers LLP dated February 16, 2001, included as part of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 2001 Annual Meeting of stockholders (the "Proxy Statement") filed with the Securities and Exchange Commission on March 15, 2001.

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

                  (1)      Financial Statements.

                           The following consolidated financial statements of
                  Doral Financial and its subsidiaries, together with the report thereon of the Company's independent auditors PricewaterhouseCoopers dated February 16, 2001, appearing in the Annual Report to Shareholders, are incorporated herein by reference:

                           Report of Independent Accountants

                           Consolidated Statements of Financial Condition as of
                  December 31, 2000 and 1999

                           Consolidated Statements of Income for each of the
                  years in the three-year period ended December 31, 2000

                  Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2000

                  Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2000

                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules.

                  All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits.

EXHIBIT
NUMBER                                                   Description
-------                                                  -----------

1.1            Distribution Agreement, dated May 14, 1999, among Doral Financial Corporation, Merrill Lynch & Co.
               and Bear, Stearns & Co., Inc. (Incorporated by reference to the same exhibit number of the Company's
               Current Report on Form 8-K dated May 14, 1999.)
1.2            Terms Agreement, dated July 1, 1999, among Doral Financial, Merrill Lynch & Co., Merrill Lynch,
               Pierce, Fenner & Smith Incorporated and Bear, Stearns & Co. Inc., relating to the offer and sale of Doral
               Financial's Medium-Term Senior Notes, Series A due July 8, 2004.  (Incorporated by reference to exhibit number 1.1 of the Company's Current Report on Form 8-K dated July 7, 1999.)
1.3            Underwriting Agreement, dated August 29, 2000, among Doral Financial and PaineWebber Incorporated of Puerto Rico, Popular Securities, Inc., Doral Securities, Inc., Santander Securities Corporation of
               Puerto Rico and Salomon Smith Barney, Inc. relating to the sale of the Company's 8.35% Non-
               Cumulative Monthly Income Preferred Stock, Series B.  (Incorporated herein by reference to exhibit number 1.1 to the Company's Current Report on Form 8-K dated August 31, 2000.)
3.1(c)         Second Restated Certificate of Incorporation of Doral Financial.  (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998.)
3.1(d)         Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A
               (Incorporated herein by reference to exhibit number 3.4 of the Company's Registration Statement on
               Form 8-A filed with the Commission on February 17, 1999.)
3.1(e)         Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation. (Incorporated
               herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)
3.1(f)         Certificate of Designation creating the 8.35% Noncumulative Monthly Income Preferred Stock, Series B,
               (Incorporated herein by reference to exhibit number 3.3 of the Company's Registration Statement on
               Form 8-A filed with the Commission on August 29, 2000.)
3.1(g)         Certificate of Incorporation of Doral Financial, as currently in effect. (Filed herewith.)
3.2            By-laws of Doral Financial, as amended as of October 19, 1998.  (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998.)
4.1            Common Stock Certificate. (Incorporated herein by reference to the same exhibit number of the
               Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)
4.2            1997 Employee Stock Option Plan (Incorporated herein by reference to the same exhibit number of the
               Company's Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15,
               1997.)
4.3            Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and
               Environmental Control Facilities Financing Authority ("AFICA"), Doral Properties, Inc. and Doral
               Financial.  (Incorporated herein by reference to exhibit number 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
4.4            Trust Agreement between AFICA and Citibank, N.A.  (Incorporated herein by reference to exhibit number 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1999.)
4.5            Form of Serial and Term Bond (included in Exhibit 4.4 hereof).
4.6            Deed of Constitution of First Mortgage.  (Incorporated herein by reference to exhibit number 4.4 of the
               Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
4.7            Mortgage Note (included in Exhibit 4.6 hereof).
4.8            Pledge and Security Agreement.  (Incorporated herein by reference to exhibit number 4.6 of the
               Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
4.9            Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities.  (Incorporated by reference to exhibit 4.1 of the Company's Current
               Report on Form 8-K dated May 14, 1999.)
4.10           Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities (Incorporated by reference to exhibit number 4.3 of the
               Company's Current Report on Form 8-K dated May 14, 1999.)

EXHIBIT
NUMBER                                                   DESCRIPTION
-------                                                  -----------
4.11           Form of Note for Doral Financial's 8.5% Medium-Term Senior Notes, Series A due July 8, 2004.
               (Incorporated by reference to exhibit number 4.1 of the Company's Current Report on Form 8-K dated
               July 7, 1999.)
4.12           Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A.
               (Incorporated herein by reference to exhibit number 4.1 of the Company's Registration Statement on
               Form 8-A filed with the Commission on February 17, 1999.)
4.13           Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B.
               (Incorporated herein by reference to exhibit number 4.1 of the Company's Registration Statement on
               Form 8-A filed with the Commission on August 29, 2000.)
10.14          Doral Restricted Stock Plan.  (Incorporated herein by reference to the same exhibit number of the
               Company's Form 10 filed with the Commission on October 7, 1988, as amended by Form 8 amendments thereto.)
10.32          Warehousing Loan Agreement dated September 8, 1995 between Doral and Banco Santander Puerto
               Rico. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
10.33          Loan Agreement dated November 25, 1987 between Doral and Scotiabank de Puerto Rico.
               (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-1 (No. 33-39651) filed with the Commission on March 29, 1991.)
10.37          Third Amendment to Loan Agreement dated June 5, 1991 between Doral and Scotiabank de Puerto Rico.
               (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on
               From 10-K for the year ended December 31, 1991 (File No. 0-17224).)
10.40          Insurance and Indemnity Agreement dated as of May 28, 1992, between Doral and Financial Security
               Assurance Inc.  (Incorporated herein by reference to the same exhibit number of the Company's
               Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)
10.41          Letter Agreement dated August 20, 1992 between Scotiabank de Puerto Rico and Doral confirming the renewal of the Loan Agreement dated November 25, 1987.  (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)
10.42          Financing Agreement dated May 14, 1992, between Doral and Banco Popular de Puerto Rico.
               (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)
10.44          Addendum to Warehousing Loan Agreement dated August 1, 1991, between Doral and Banco Santander
               Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company's
               Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)
10.45          Addendum to Warehousing Loan Agreement dated May 29, 1992, between Doral and Banco Santander
               Puerto Rico.  (Incorporated herein by reference to the same exhibit number of the Company's
               Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)
10.46          Letter Agreement dated November 28, 1988 amending the Loan Agreement between Doral and
               Scotiabank de Puerto Rico dated November 25, 1987.  (Incorporated herein by reference to the same exhibit number of the Company's Registration Statement on Form S-2 (No. 33-52292) filed with the
               Commission on September 23, 1992.)
10.47          Amendment dated June 29, 1989 to the Loan Agreement between Doral and Scotiabank de Puerto Rico dated November 25, 1987.  (Incorporated herein by reference to the same exhibit number of the
               Company's Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on
               September 23, 1992.)
10.52          Amended and Restated Master Production Agreement, dated as of October 1, 1995, between Doral, Doral
               Mortgage and Doral Bank, Master Production Agreement, dated as of October 1, 1995, between
               Doral, Doral Mortgage and Doral Bank. (Incorporated by reference to exhibit number 19.3 of the
               Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No.0-17224).)
10.53          Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between Doral and Doral Bank.  (Incorporated by reference to exhibit number 19.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

EXHIBIT
NUMBER                                                   DESCRIPTION
-------                                                  -----------
10.57          Master Repurchase Agreement among Merrill Lynch Mortgage Capital, Inc., Doral and Doral Mortgage
               together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12, 1995.
               (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form
               10-K for the year ended December 31, 1994.)
10.59          Demand Note dated December 9, 1994. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
10.60          Form of Medium Term Note, 1994 Series Puerto Rico-A.  (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)
10.62          Exchange Agreement dated July 9, 1997, between Doral and Popular, Inc..  (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)
10.63          Financing Agreement dated October 10, 1995, between Doral and Banco Santander together with related
               Assignment and Pledge Agreements.  (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)
10.64          Master Servicing and Collection Agreement dated October 1, 1995, between Doral and Doral Bank.
               (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form
               10-K for the year ended December 31, 1995.)
10.65          Employment Agreement, dated as of February 25, 1998, between Doral and Frederick C. Teed.
               (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form
               10-K for the year ended December 31, 1998.)
10.66          First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between
               Doral and Doral Bank. (Incorporated herein by reference to the same exhibit number of the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)
10.67          First Amendment to Amended and Restated Master Production Agreement, dated as of March 1, 1996, between Doral, Doral Mortgage Corporation and Doral Bank, respectively. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)
10.69          Indenture, dated as of October 10, 1996, between the Company and Bankers Trust Company, as trustee, including form of Senior Note. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report For 8-K, dated October 10, 1996.)
10.72          Employment Agreement, dated May 1, 1997 between Doral Bank and Jose G. Vigoreaux. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
10.73          Credit Agreement dated November 5, 1997, between Doral, Doral Mortgage, the lender party thereto and Bankers Trust Company as Agent.  (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)
10.78          Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)
10.79          First Supplemental Indenture, dated as of October 19, 1998, between the Company and Bankers Trust
               Company. (Incorporated herein by reference to the same exhibit number of the Company's Current
               Report on Form 8-K dated October 19, 1998.)
10.83          Employment Agreement with Francisco Rivero dated June 29, 1998.  (Incorporated by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31,
               1998.)
10.85(a)       Credit Agreement, dated as of April 9, 1999, between FirstBank Puerto Rico and the Company.
               (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1999.)
10.85(b)       First Amendment, dated as of May 13, 1999, to Credit Agreement, dated as of April 9, 1999, between
               FirstBank Puerto Rico and the Company. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)
10.86          Warehousing Loan Agreement, dated as of April 29, 1999, among Doral Financial, Doral Mortgage
               Corporation and Citibank, N.A.  (Incorporated herein by reference to the same exhibit number of the
               Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

EXHIBIT
NUMBER                                                   DESCRIPTION
-------                                                  -----------
10.88          Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between
               Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust
               Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.89          Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral
               Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust
               Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)
10.90          Employment Agreement, dated as of December 22, 1999, between the Company and Salomon Levis.
               (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1999.)
10.91          Employment Agreement, dated as of December 22, 1999, between the Company and Zoila Levis.
               (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1999.)
10.92          Employment Agreement, dated as of December 22, 1999, between the Company and Richard F. Bonini.
               (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1999.)
10.93          Employment Agreement, dated as of December 22, 1999, between the Company and Mario S. Levis.
               (Incorporated by reference to the same exhibit number of the Company's Current Report on Form 8-K dated December 22, 1999.)
10.94          Note Purchase Agreement, dated September 17, 1999 (including form of Senior Note). (Incorporated by reference to exhibit number 10.88 of the Company's Current Report on Form 8-K dated October 7,
               1999.)
10.95          Master Repurchase Agreement, dated as of June 4, 1999, between Doral Financial and Bear Stearns
               Mortgage Capital Corporation. (Incorporated by reference to exhibit number 10.89 of the Company's
               Current Report on Form 8-K dated October 7, 1999.)
10.96          First Amendment, dated as of November 30, 1999, to Amended and Restated Credit Agreement
               (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage
               Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.97          First Amendment, dated as of November 30, 1999, to Amended and Restated Credit Agreement
               (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage
               Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.98          First Amendment, dated as of December 23, 1999, to Warehousing Loan Agreement, dated as of April
               29, 1999, among Doral Financial, Doral Mortgage Corporation and Citibank, N.A. (Incorporated herein by reference to same exhibit number of the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999.)
10.99          Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and
               Morgan Stanley Mortgage Capital Inc. (Incorporated herein by reference to same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.100         Employment Agreement, dated March 7, 2000, between Doral Mortgage Corporation and Edison Velez.
               (Incorporated herein by reference from same exhibit number of the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2000.)
10.101         Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Warehouse
               Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference from the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2000.)
10.102         Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Servicing
               Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000.)

EXHIBIT
NUMBER                                                   DESCRIPTION
-------                                                  -----------
10.103         Amended and Restated Master Repurchase Agreement, dated as of June 1, 2000, between Bear Stearns
               Mortgage Capital Corporation and Doral Financial Corporation (Incorporated herein by reference to the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 2000.)
10.104         Amendment No. 2, dated as of November 6, 2000, to Master Loan and Security Agreement, dated as of
               December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc.
               (Formerly Morgan Stanley Mortgage Capital Inc.) (Filed herewith.)
10.105         Amendment No. 3, dated as of December 22, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc.
               (Formerly Morgan Stanley Mortgage Capital Inc.) (Filed herewith.)
10.106         Administrative Procedures governing Fixed and Floating Rate Medium-Term Notes, Series A, dated as of May 14, 1999. (Incorporated by reference to exhibit number 99 of the Company's Current Report on Form 8-K dated May 14, 1999.)
10.107         Amendment No. 1, dated as of August 5, 2000, to Master Repurchase Agreement, dated as of January 12,
               1995, between Merrill Lynch Mortgage Capital Inc., Doral Financial and Doral Mortgage Corporation.
               (Filed herewith.)
12(a)          Computation of Ratio of Earnings to Fixed Charges.  (Filed herewith.)
12(b)          Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.  (Filed herewith.)
13             Annual Report to Shareholders for the year ended December 31, 2000.  (Filed herewith.)
21             List of Doral's subsidiaries.  (Filed herewith.)
23             Consents of PricewaterhouseCoopers LLP.  (Filed herewith.)

         The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish any such instruments to the Securities and Exchange Committee upon request.

         (b)      Reports on Form 8-K.

                  (1)      None.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DORAL FINANCIAL CORPORATION



                                       By: /s/Salomon Levis
                                          --------------------------------------
                                          Salomon Levis
                                          Chairman of the Board and
                                          Chief Executive Officer

Date: March 23, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                                             Chairman of the Board and
               /s/ Salomon Levis                              Chief Executive Officer              March 23, 2001
-------------------------------------------------
                  Salomon Levis



             /s/ Richard F. Bonini                                 Director and                    March 23, 2001
-------------------------------------------------             Chief Financial Officer
                Richard F. Bonini



           /s/ Edgar M. Cullman, Jr.                                 Director                      March 23, 2001
-------------------------------------------------
              Edgar M. Cullman, Jr.



               /s/ John L. Ernst                                     Director                      March 23, 2001
-------------------------------------------------
                  John L. Ernst



               /s/ Efraim Kier                                       Director                      March 23, 2001
-------------------------------------------------
                   Efraim Kier



                /s/ Zoila Levis                                      Director                      March 23, 2001
-------------------------------------------------
                   Zoila Levis



             /s/ A. Brean Murray                                     Director                      March 23, 2001
-------------------------------------------------
                 A. Brean Murray



             /s/ Harold D. Vicente                                   Director                      March 23, 2001
-------------------------------------------------
                Harold D. Vicente




              /s/ Ricardo Melendez                              Vice President and                 March 23, 2001
-------------------------------------------------           Principal Accounting Officer
                Ricardo Melendez