Form 10-Q
period 2001-03-31
DORAL FINANCIAL CORP
filed 2001-05-15
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

YES    [X]     NO  [  ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 14, 2001 - 42,687,584

                          DORAL FINANCIAL CORPORATION
                                   INDEX PAGE

                                                                                                                  PAGE
                                              PART I - FINANCIAL INFORMATION

Item 1   -    Financial Statements

              Consolidated Statements of Financial Condition as of March 31, 2001  (Unaudited)
              and December 31, 2000............................................................................     4

              Consolidated Statements of Income (Unaudited) - Quarters ended March 31, 2001
              and March 31, 2000...............................................................................     5

              Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Quarters ended
              March 31, 2001 and March 31, 2000................................................................     6

              Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended
              March 31, 2001 and March 31, 2000................................................................     7

              Consolidated Statements of Cash Flows (Unaudited) - Quarters ended March 31, 2001
              and March 31, 2000...............................................................................     8

              Notes to Consolidated Financial Statements.......................................................     9

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............    17

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................    36

                                                 PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................    36

Item 2   -    Changes in Securities............................................................................    36

Item 3   -    Defaults Upon Senior Securities..................................................................    36

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................    37

Item 5   -    Other Information................................................................................    38

Item 6   -    Exhibits and Reports on Form 8-K.................................................................    38

SIGNATURES.....................................................................................................    39

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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)
                                  (UNAUDITED)


                                                                                      March 31,          December 31,
                                                                                        2001                 2000
                                                                                     -----------         -----------
ASSETS
   Cash and due from banks                                                           $    49,523         $    28,999
                                                                                     -----------         -----------
   Money market investments:
      Securities purchased under agreements to resell                                     17,045              59,025
      Time deposits with other banks                                                     520,295             214,480
      Other short term investments, at cost                                              147,200             125,815
                                                                                     -----------         -----------
        Total money market investments                                                   684,540             399,320
                                                                                     -----------         -----------

   Pledged investment securities:
      Trading securities, at fair value                                                  954,807             926,091
      Securities available for sale, at fair value                                       300,148             168,210
      Securities held to maturity, at amortized cost                                     909,054           1,427,361
                                                                                     -----------         -----------
         Total pledged investment securities                                           2,164,009           2,521,662
                                                                                     -----------         -----------

   Investment securities and other instruments not pledged:
      Trading securities, at fair value                                                  188,573             175,847
      Securities available for sale, at fair value                                        46,170              14,164
      Securities held to maturity, at amortized cost                                     117,848             130,952
      Federal Home Loan Bank of NY (FHLB) stock, at cost                                  45,770              39,505
                                                                                     -----------         -----------
         Total investment securities and other instruments not pledged                   398,361             360,468
                                                                                     -----------         -----------
         Total investment securities and other instruments                             2,562,370           2,882,130
                                                                                     -----------         -----------

   Loans:
      Mortgage loans held-for-sale, at lower of cost or market                         1,528,447           1,354,605
      Loans receivable, net                                                              463,038             398,191
                                                                                     -----------         -----------
         Total loans                                                                   1,991,485           1,752,796
                                                                                     -----------         -----------

   Receivables and mortgage servicing advances                                            46,876              56,951
   Broker dealer's operations receivable                                                  91,081              43,111
   Accrued interest receivable                                                            44,779              49,733
   Servicing assets, net                                                                 144,783             139,795
   Property, leasehold improvements and equipment, net                                    72,038              67,469
   Cost in excess of fair value of net assets acquired, net                                9,537               9,692
   Real estate held for sale, net                                                          6,021               6,258
   Prepaid expenses and other assets                                                      32,451              27,132
                                                                                     -----------         -----------
         Total assets                                                                $ 5,735,484         $ 5,463,386
                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Securities sold under agreements to repurchase                                    $ 2,232,687         $ 2,275,855
   Loans payable                                                                         304,229             372,620
   Deposits                                                                            1,394,920           1,303,525
   Notes payable                                                                         525,475             444,746
   Advances from FHLB                                                                    487,500             389,000
   Broker dealer's operations payable                                                     91,201              43,512
   Accrued expenses and other liabilities                                                170,817             128,418
                                                                                     -----------         -----------
         Total liabilities                                                             5,206,829           4,957,676
                                                                                     -----------         -----------
   Commitments and contingencies
                                                                                     -----------         -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock ($1 par value, 10,000,000 shares authorized) at aggregate
      liquidation preference                                                             124,750             124,750
   Common stock, $1 par value, 200,000,000 shares authorized; 42,673,034 and
      42,449,134 shares issued in 2001 and 2000, respectively; 42,617,034 and
      42,393,134 shares outstanding in 2001 and 2000, respectively                        42,673              42,449
   Additional paid-in capital                                                             67,425              64,319
   Legal surplus                                                                           5,982               5,982
   Retained earnings                                                                     292,783             265,396
   Accumulated other comprehensive (loss) income, net of taxes                            (4,902)              2,870
   Treasury stock at par value, 56,000 shares held                                           (56)                (56)
                                                                                     -----------         -----------
      Total stockholders' equity                                                         528,655             505,710
                                                                                     -----------         -----------
      Total liabilities and stockholders' equity                                     $ 5,735,484         $ 5,463,386
                                                                                     ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       QUARTER ENDED
                                                                                          MARCH 31,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------      ----------
Interest income:
  Loans                                                                           $   35,824      $   24,431
  Mortgage-backed securities                                                          20,404          19,237
  Investment securities                                                               23,248          22,606
  Other interest-earning assets                                                        6,667           5,230
                                                                                  ----------      ----------
Total interest income                                                                 86,143          71,504
                                                                                  ----------      ----------

Interest expense:
  Loans payable                                                                        5,604           7,553
  Securities sold under agreements to repurchase                                      33,204          28,883
  Deposits                                                                            17,884          13,104
  Other borrowed funds                                                                15,733          11,006
                                                                                  ----------      ----------
Total interest expense                                                                72,425          60,546
                                                                                  ----------      ----------

Net interest income                                                                   13,718          10,958
Provision for loan losses                                                              1,085             848
                                                                                  ----------      ----------
Net interest income after provision for loan losses                                   12,633          10,110
                                                                                  ----------      ----------

Non-interest income:
  Net gain on mortgage loan sales and fees                                            45,895          24,136
  Trading account                                                                    (10,822)            927
  Gain on sale of investment securities                                                2,843           3,299
  Servicing income                                                                     6,996           6,461
  Commissions, fees and other income                                                   3,496           2,098
                                                                                  ----------      ----------
Total non-interest income                                                             48,408          36,921
                                                                                  ----------      ----------

Non-interest expense:
  Compensation and benefits, net (See Note f)                                         11,102           9,533
  Taxes, other than payroll and income taxes                                           1,095           1,044
  Maintenance                                                                            423             303
  Advertising                                                                          1,805           2,103
  Professional services                                                                1,373           1,008
  Telephone                                                                              949             985
  Rent                                                                                 1,446           1,380
  Amortization of servicing assets                                                     4,752           2,921
  Depreciation and amortization                                                        2,192           1,528
  Other, (See Note f)                                                                  4,010           3,633
                                                                                  ----------      ----------
Total non-interest expense                                                            29,147          24,438
                                                                                  ----------      ----------

Income before income taxes and cumulative gain effect of change in
   accounting principle                                                               31,894          22,593
Income taxes                                                                           3,828           2,317
                                                                                  ----------      ----------
Income before cumulative gain effect of change in accounting principle                28,066          20,276
Cumulative gain effect of change in accounting principle                               5,929              --
                                                                                  ----------      ----------

Net income                                                                        $   33,995      $   20,276
                                                                                  ==========      ==========

Net income applicable to Common Stock                                             $   31,643      $   18,799
                                                                                  ==========      ==========
Earnings per Common share:
   Basic:
     Income before cumulative gain effect of change in accounting principle       $     0.60      $     0.46
     Cumulative gain effect of change in accounting principle                           0.14              --
                                                                                  ----------      ----------
     Net Income                                                                   $     0.74      $     0.46
                                                                                  ==========      ==========
   Diluted:
     Income before cumulative gain effect of change in accounting principle       $     0.60      $     0.45
     Cumulative gain effect of change in accounting principle                           0.13              --
                                                                                  ----------      ----------
     Net Income                                                                   $     0.73      $     0.45
                                                                                  ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In thousand of dollars)
                                   (Unaudited)



                                                                          QUARTER ENDED
                                                                           MARCH 31,
                                                                   ---------------------------
                                                                      2001              2000
                                                                   ---------         ---------
PREFERRED STOCK:
      Balance at beginning of period                               $ 124,750         $  83,210
      Shares converted (8% convertible)                                   --            (8,460)
                                                                   ---------         ---------
          Balance at end of period                                   124,750            74,750
                                                                   ---------         ---------

COMMON STOCK:
      Balance at beginning of period                                  42,449            40,485
      Shares converted                                                    --             1,934
      Issued under stock option plan                                     224                --
                                                                   ---------         ---------
          Balance at end of period                                    42,673            42,419
                                                                   ---------         ---------

ADDITIONAL PAID-IN-CAPITAL:
      Balance at beginning of period                                  64,319            59,115
      Shares converted                                                    --             6,526
      Shares issued under stock option plan                            3,106                --
                                                                   ---------         ---------
          Balance at end of period                                    67,425            65,641
                                                                   ---------         ---------

LEGAL SURPLUS:                                                         5,982             3,596

RETAINED EARNINGS:
      Balance at beginning of period                                 265,396           205,875
      Net income                                                      33,995            20,276
      Cash dividends declared on common stock                         (4,256)           (3,234)
      Cash dividends declared on preferred stock                      (2,352)           (1,477)
                                                                   ---------         ---------
          Balance at end of period                                   292,783           221,440
                                                                   ---------         ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAXES:
      Balance at beginning of period                                   2,870            (7,243)
      Net change in the fair value of investment securities
         available-for-sale, net of deferred taxes                    (7,772)           (1,511)
                                                                   ---------         ---------
          Balance at end of period                                    (4,902)           (8,754)
                                                                   ---------         ---------

TREASURY STOCK AT COST:                                                  (56)              (56)
                                                                   ---------         ---------

Total stockholders' equity                                         $ 528,655         $ 399,036
                                                                   =========         =========


   The accompanying notes are an integral part of these financial statements.

                                DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS OF DOLLARS)
                                        (UNAUDITED)


                                                                                     QUARTER ENDED
                                                                                       MARCH 31,
                                                                               -------------------------
                                                                                 2001             2000
                                                                               --------         --------

Net income:                                                                    $ 33,995         $ 20,276
                                                                               --------         --------

Other comprehensive loss, net of tax:
  Unrealized net (losses) gains on securities arising during the period
    (net of taxes of $309 - 2001 and $651 - 2000)                                (7,767)           1,018

  Amortization of unrealized loss on securities reclassified to held
    to maturity (net of taxes of $60 - 2001)                                        181               --

  Reclassification adjustment for (gains) losses included in net
   income (net of taxes of $595 - 2001 and $1,600 - 2000)                        (1,786)          (2,529)
                                                                               --------         --------

Other comprehensive loss, before cumulative gain effect of change
   in accounting principle                                                       (9,372)          (1,511)
                                                                               --------         --------

Cumulative gain effect of change in accounting principle                          1,600               --
                                                                               --------         --------
Other comprehensive loss                                                         (7,772)          (1,511)
                                                                               --------         --------
Comprehensive income, net of taxes                                             $ 26,223         $ 18,765
                                                                               ========         ========


   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                                                Quarter Ended
                                                                                                  March 31,
                                                                                         ---------------------------
                                                                                             2001             2000
                                                                                         -----------        --------
Cash flows from operating activities:
Net income ........................................................................      $    33,995       $  20,276
                                                                                         -----------        --------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative gain effect of change in accounting principle ......................           (5,929)             --
    Depreciation and amortization .................................................            2,037           1,377
    Amortization of interest-only strips held in trading accounts .................            5,487           2,799
    Amortization of cost in excess of fair value of net assets acquired ...........              155             151
    Amortization of servicing assets ..............................................            4,752           2,921
    Deferred tax provision ........................................................              305             282
    Provision for loan losses .....................................................            1,085             848
    Origination and purchases of mortgage loans held for sale .....................         (846,892)       (689,386)
    Principal repayment and sales of mortgage loans held for sale .................          292,624         190,660
    Purchases of trading securities ...............................................       (1,035,498)       (279,266)
    Principal repayments and sales of trading securities ..........................        1,324,923         375,771
    Increase in interest only strips, net .........................................          (18,841)         (2,099)
    Increase in servicing assets ..................................................           (9,740)         (9,315)
    Decrease in receivables and mortgage servicing advances .......................           10,075           1,334
    (Increase) decrease in broker dealer's operations receivable ..................          (47,970)        137,484
    Decrease in accrued interest receivable .......................................            4,954           3,723
    (Decrease) in payable related to short sale ...................................          (49,363)             --
    (Decrease) in interest payable ................................................           (6,508)         (7,101)
    Increase (decrease) in broker dealer's operations payable .....................           47,689        (132,512)
    Increase in accounts payable and other liabilities ............................           49,456          12,638
    Increase in prepaid and other assets ..........................................           (5,319)         (1,645)
                                                                                         -----------        --------
        Total adjustments .........................................................         (282,518)       (391,336)
                                                                                         -----------        --------
        Net cash used in operating activities .....................................         (248,523)       (371,060)
                                                                                         -----------        --------
  Cash flows from investing activities:
    Purchase of securities held to maturity .......................................         (187,667)        (28,154)
    Principal repayments and maturities of securities held to maturity ............          478,489           4,805
    Origination of loans receivable ...............................................          (68,417)        (92,372)
    Principal repayments of loans receivable ......................................            2,723          34,207
    Purchases of securities available for sale ....................................         (317,078)       (138,427)
    Principal repayments and sales of  securities available for sale ..............          453,701         112,718
    Purchase of FHLB stock ........................................................           (6,265)         (2,500)
    Purchase of property, leasehold improvements and equipment ....................           (6,606)         (9,619)
    Decrease (increase) in real estate held for sale ..............................              237          (1,481)
                                                                                         -----------        --------
        Net cash provided (used) in investing activities ..........................          349,117        (120,823)
                                                                                         -----------        --------
  Cash flows from financing activities:
    Increase in deposits ..........................................................           91,395          76,922
    (Decrease) increase in securities sold under agreements to repurchase .........          (43,168)        221,764
    (Decrease) increase in loans payable ..........................................          (19,028)         90,785
    Issuance of common stock ......................................................            3,330              --
    Increase (decrease) in FHLB advances ..........................................           98,500         (20,000)
    Increase (decrease) in notes payable ..........................................           80,729          (5,628)
    Dividends declared and paid ...................................................           (6,608)         (4,711)
                                                                                         -----------        --------
        Net cash provided by financing activities .................................          205,150         359,132
                                                                                         -----------        --------
  Net increase (decrease) in cash and cash equivalents ............................          305,744        (132,751)
  Cash and cash equivalents at beginning of period ................................          428,319         396,029
                                                                                         -----------        --------
  Cash and cash equivalents at the end of period ..................................      $   734,063       $ 263,278
                                                                                         ===========       =========
  Cash and cash equivalent includes:
     Cash and due from banks ......................................................      $    49,523       $  21,444
     Money market investments .....................................................          684,540         241,834
                                                                                         -----------       ---------
                                                                                         $   734,063       $ 263,278
                                                                                         ===========       =========
  Supplemental schedule of non-cash activities
     Loan securitizations .........................................................      $   276,650       $ 234,665
                                                                                         ===========       =========
     Reclassification of held to maturity to available for sale category ..........      $   110,000       $      --
                                                                                         ===========       =========
     Reclassification of held to maturity to trading category .....................      $   130,000       $      --
                                                                                         ===========       =========
     Conversion of preferred stock ................................................               --       $   8,460
                                                                                         ===========       =========
  Supplemental cash flows information:
     Cash used to pay interest ....................................................      $    78,933       $  67,647
                                                                                         ===========       =========
     Cash used to pay income taxes ................................................      $     1,109       $     757
                                                                                         ===========       =========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), SANA Investment Mortgage Bankers, Inc. ("SANA"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank ("Doral Bank PR"), Doral Bank FSB, ("Doral Bank NY"), Doral Money, Inc., Doral International, Inc., Doral Properties, Inc. ("Doral Properties") and Doral Insurance Agency, Inc. ("Doral Agency"). References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report for the year ended December 31, 2000, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results of operations for the interim periods have been reflected.

b. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter ended March 31, 2001 and 2000 were as follows:


                                                                                     QUARTER ENDED
                                                                                       MARCH 31
                                                                                  --------------------
                                                                                   2001         2000
                                                                                   ----         ----
  8% Convertible Cumulative Preferred Stock                                       $   --       $20.00
  7% Noncumulative Monthly Income Preferred Stock                                 $ 0.88       $ 0.88
  8.35% Noncumulative Monthly Income Preferred Stock                              $ 0.52       $   --
  Common Stock                                                                    $ 0.10       $ 0.08

d. At March 31, 2001, escrow funds include approximately $86.6 million deposited with Doral Bank PR. These funds are included in the Company's financial statements. Escrow funds also include approximately $2.5 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

(Dollars in thousands, except per share data)


                                                              INCOME        SHARES          PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                            -----------   ------------      ---------
FOR THE QUARTER ENDED MARCH 31, 2001:
Income before cumulative gain effect of change
   in accounting principle.............................      $ 28,066
     Less: Nonconvertible preferred stock dividend.....        (2,352)
                                                             --------
Basic EPS
Income available to common shareholders before
   cumulative effect of change in accounting
     principle ........................................      $ 25,714        42,524,475      $      0.60
                                                             ========       ===========
Cumulative gain effect of change in accounting
   principle...........................................      $  5,929        42,524,475             0.14
                                                             ========       ===========      ===========
      Net income.......................................      $ 31,643        42,524,475      $      0.74
                                                             ========       ===========      ===========
Diluted EPS
Income available to common shareholders................        25,714        42,524,475
Effect of dilutive securities:
   Convertible preferred stock dividend................            --
   Incremental shares issuable upon exercise of stock
      options..........................................            --           689,188
                                                             --------       -----------
Income available to common shareholders before
   cumulative gain effect of change in accounting
   principle plus assumed conversions.................       $ 25,714        43,213,669       $     0.60
                                                             ========       ===========
Cumulative gain effect of change in accounting
   principle..........................................       $  5,929        43,213,663       $     0.13
                                                             ========       ===========      ===========
      Net income.......................................      $ 31,643        43,213,663       $     0.73
                                                             ========       ===========      ===========
FOR QUARTER ENDED MARCH 31, 2000:
Net income.............................................        20,276
     Less: Convertible preferred stock dividend .......          (169)
     Less: Nonconvertible preferred stock dividend ....        (1,308)
                                                             --------
Basic EPS
Income available to common shareholders ...............      $ 18,799        40,428,920      $     0 .46
                                                             ========       ===========      ===========
Effect of dilutive securities:
     Convertible preferred stock dividend .............           169         1,933,714
     Incremental shares issuable upon
        exercise of stock options .....................                              --
                                                             --------       -----------
Diluted EPS
Income available to common shareholders
   plus assumed conversions ...........................      $ 18,968        42,362,634      $      0.45
                                                             ========       ===========      ===========


f. Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales when the loans are sold.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:


                                                       QUARTER ENDED
                                                         MARCH 31,
                                                ---------------------------
                                                       (IN THOUSANDS)
                                                ---------------------------
                                                  2001               2000
                                                --------           --------
Employee costs, gross                           $ 17,045           $ 16,144
Deferred costs pursuant to SFAS No. 91            (5,943)            (6,611)
                                                --------           --------
     Employee cost, net                         $ 11,102           $  9,533
                                                ========           ========

Other expenses, gross                           $  6,050           $  5,072
Deferred costs pursuant to SFAS No. 91            (2,040)            (1,439)
                                                --------           --------
     Other expenses, net                        $  4,010           $  3,633
                                                ========           ========

g.       Segment information

         The Company operates four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), securities broker-dealer operations and insurance sales activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company's operations are conducted in Puerto Rico.

         The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

         The information that follows presents net interest income, non-interest income, net income and identifiable assets for each of the Company's reportable segments for the periods presented.


(In thousands)


                               Mortgage                              Broker      Insurance
                               Banking            Banking            Dealer        Agency       Eliminations           Totals
                             -----------       -----------         ----------    -----------    ------------         ---------
                                                                 QUARTER ENDED MARCH 31, 2001
                             --------------------------------------------------------------------------------------------------
Net interest income          $      859             12,178              546           --               135           $   13,718
Non-interest income          $   37,778              8,684            1,894          598              (546)          $   48,408
Net income                   $   23,769             10,034              254          347              (409)          $   33,995
Identifiable assets          $2,712,588          2,965,696          689,032          715          (632,547)          $5,735,484

                                                                 QUARTER ENDED MARCH 31, 2000
                             --------------------------------------------------------------------------------------------------
Net interest income          $     (653)            10,649              679           --               283           $   10,958
Non-interest income          $   32,592              3,081            1,800           --              (552)          $   36,921
Net income                   $   16,069              4,136              339           --              (268)          $   20,276
Identifiable assets          $2,716,594          2,034,613          793,010           --          (752,751)          $4,791,466

h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available-for-sale and held-to-maturity are shown below by category.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The following table summarizes Doral Financial's holdings of trading securities as of March 31, 2001 and December 31, 2000.



         TRADING SECURITIES                                     MARCH 31,          DECEMBER 31,
         (IN THOUSANDS)                                           2001                 2000
                                                               ----------          ------------
         Mortgage-backed securities .................          $  981,527          $  958,731
         Interest-only strips .......................             151,006             137,652
         U.S. Treasury and agencies .................                 128                 126
         Puerto Rico government obligations .........               3,985               1,397
         Other ......................................               6,734               4,032
                                                               ----------          ----------
                  Total .............................          $1,143,380          $1,101,938
                                                               ==========          ==========

2. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available-for-sale securities as of March 31, 2001 and December 31, 2000.

Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                                                                WEIGHTED
SECURITIES AVAILABLE-FOR-SALE               AMORTIZED         UNREALIZED      UNREALIZED         MARKET          AVERAGE
AS OF MARCH 31, 2001                          COST               GAINS          LOSSES           VALUE            YIELD
                                            ---------         ----------      ----------        -------         ---------
(DOLLARS IN THOUSANDS)

MORTGAGE-BACKED
      GNMA
         Due within a year                  $ 26,863          $  413          $     10          $ 27,266           7.07%
         Due over ten years                    5,302              49                --             5,351           6.50%
      FHLMC AND FNMA
         Due within a year                   109,947             352               113           110,186           6.74%
DEBT SECURITIES
      FEDERAL HOME LOAN BANK NOTES
         Due within a year                    21,991              --                --            21,991           5.00%

      US TREASURY
         Due within a year                     6,500               2                --             6,502           6.52%
         Due over ten years                  175,609             531             1,118           175,022           5.92%
                                            --------          ------          --------          --------           ----
                                            $346,212          $1,347          $  1,241          $346,318           6.23%
                                            ========          ======          ========          ========           ====


SECURITIES AVAILABLE-FOR-SALE                                                                                     WEIGHTED
AS OF DECEMBER 31, 2000                     AMORTIZED         UNREALIZED      UNREALIZED          MARKET           AVERAGE
(DOLLARS IN THOUSANDS)                        COST              GAINS           LOSSES             VALUE           YIELD
                                            ---------         ----------      ----------          ------          --------
MORTGAGE-BACKED
      GNMA
         Due within a year                  $ 10,394          $  103          $     86          $ 10,411           7.29%

      FHLMC AND FNMA
         Due within a year                    66,195           1,181                --            67,376           7.55%

DEBT SECURITIES
      FEDERAL HOME LOAN BANK NOTES
         Due over ten years                   22,981           1,081                --            24,062           6.32%

      US TREASURY
         Due within a year                    10,565             610                --            11,175           6.25%
         Due over ten years                   63,826           5,524                --            69,350           6.25%
                                            --------          ------          --------          --------           ----
                                            $173,961          $8,499          $     86          $182,374           6.80%
                                            ========          ======          ========          ========           ====

3. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held-to-maturity securities as of March 31, 2001 and December 31, 2000.

Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                WEIGHTED
SECURITIES HELD-TO-MATURITY                         AMORTIZED      UNREALIZED   UNREALIZED       MARKET         AVERAGE
AS OF MARCH 31, 2001                                  COST           GAINS        LOSSES         VALUE           YIELD
                                                   -----------     ----------   ----------     -----------      --------
(DOLLARS IN THOUSANDS)
MORTGAGE-BACKED SECURITIES
      GNMA
         Due from five to ten years                $     2,316      $     62      $    --      $     2,378        6.61%
         Due over ten years                             20,674           784           --           21,458        6.99%
      CMO CERTIFICATES
         Due from one to five years                      3,183            --           15            3,168        6.11%
         Due from five to ten years                      5,175            --           20            5,155        6.22%
         Due over ten years                            119,702           486        1,592          118,596        5.88%
DEBT SECURITIES
      FEDERAL HOME LOAN BANK NOTES
         Due within a year                               9,380            --           --            9,380        6.68%
         Due from one to five years                      5,000            75           --            5,075        7.08%
         Due from five to ten years                     85,595           400          253           85,742        7.31%
         Due over ten years                            547,914         9,815           50          557,679        6.71%
      ZERO COUPON
         Due over ten years                            158,158         1,603           --          159,761        7.11%
      PR HOUSING BANK NOTES
         Due over ten years                              3,365            --           --            3,365        6.20%
      U.S. TREASURY
         Due within a year                               3,340            --           --            3,340        5.50%
         Due over ten years                             57,755         1,811        1,392           58,174        5.35%
      ECONOMIC DEVELOPMENT BANK NOTES
         Due from one to five years                      2,000            --           --            2,000        6.60%
         Due from five to ten years                      1,345            --           --            1,345        6.68%
         Due over ten years                              2,000            --           --            2,000        7.00%
                                                   -----------      --------      -------      -----------        ----
                                                   $ 1,026,902      $ 15,036      $ 3,322      $ 1,038,616        6.64%
                                                   ===========      ========      =======      ===========        ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                WEIGHTED
SECURITIES HELD-TO-MATURITY                         AMORTIZED      UNREALIZED   UNREALIZED       MARKET         AVERAGE
AS OF DECEMBER 31, 2000                               COST           GAINS        LOSSES         VALUE           YIELD
                                                   -----------     ----------   ----------     -----------      --------
(DOLLARS IN THOUSANDS)
MORTGAGE-BACKED SECURITIES
      GNMA
         Due from five to ten years                $     2,510      $     66      $    --      $     2,576        6.60%
         Due over ten years                             21,239           754           --           21,993        6.99%

      CMO CERTIFICATES
         Due from one to five years                      3,205            --           15            3,190        6.12%
         Due from five to ten years                      5,288            --           26            5,262        6.23%
         Due over ten years                            123,299           582          979          122,902        5.95%

DEBT SECURITIES
      FEDERAL FARM CREDIT NOTES
         Due from one to five years                      4,906           169           --            5,075        6.22%
         Due from five to ten years                      9,996           141           --           10,137        6.41%

      FEDERAL HOME LOAN BANK NOTES
         Due within a year                              34,380            --           63           34,317        6.94%
         Due from one to five years                     26,999            49           38           27,010        7.27%
         Due from five to ten years                     70,595           350          138           70,807        7.69%
         Due over ten years                            591,553         5,219        5,559          591,213        6.78%

      ZERO COUPON
         Due from five to ten years                    196,922            --        8,222          188,700        7.50%
         Due over ten years                            158,591        20,748           45          179,294        7.85%

      PR HOUSING BANK NOTES
         Due over ten years                              3,390            --           --            3,390        6.20%

      US TREASURY
         Due within a year                               5,035         1,102        1,097            5,040        5.68%
         Due from five to ten years                     70,031         3,819           --           73,850        6.00%
         Due over ten years                            225,029         4,024        2,314          226,739        5.51%

      ECONOMIC DEVELOPMENT BANK NOTES
         Due from one to five years                      2,000            --           --            2,000        6.60%
         Due from five to ten years                      1,345            --           --            1,345        6.68%
         Due over ten years                              2,000            --           --            2,000        7.00%
                                                   -----------      --------      -------      -----------        ----
                                                   $ 1,558,313      $ 37,023      $18,496      $ 1,576,840        6.74%
                                                   ===========      ========      =======      ===========        ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:

         LOANS RECEIVABLE, NET
         (DOLLARS IN THOUSANDS)

                                                             AS OF MARCH 31, 2001                   AS OF DECEMBER 31, 2000
                                                         ----------------------------            ----------------------------
                                                           AMOUNT             PERCENT             AMOUNT              PERCENT
                                                         ---------            -------            ---------            -------
Construction loans                                       $ 240,335               50%             $ 238,393               54%
Residential mortgage loans                                  68,824               14%                74,862               17%
Commercial real estate                                      72,092               15%                38,353                9%
Consumer -- secured by mortgage                              1,341               --%                 2,107                1%
Consumer -- other                                           18,790                4%                16,652                4%
Commercial non-real estate                                  42,516                9%                32,501                7%
Loans on saving deposits                                     9,447                2%                10,836                2%
Land secured                                                31,725                6%                26,935                6%
                                                         ---------              ---              ---------              ---
         Loans receivable, gross(1)                        485,070              100%               440,639              100%
                                                         ---------              ---              ---------              ---
Less:
         Undisbursed portion of loans
              in process                                   (11,658)                                (35,134)
         Unearned interest and deferred
              loan fees                                     (4,811)                                 (2,476)
         Allowance for loan losses(2)                       (5,563)                                 (4,838)
                                                         ---------                               ---------
                                                           (22,032)                                (42,448)
                                                         ---------                               ---------
Loans receivable, net                                    $ 463,038                               $ 398,191
                                                         =========                               =========

---------------
         (1) Does not include mortgage loans held-for-sale by Doral Financial of $1.5 billion as of March 31, 2001 and $1.4 billion as of December 31, 2000.
         (2) Does not include $4.6 million and $4.5 million of allowance for loan losses allocated to mortgage loans held-for-sale as of March 31, 2001 and December 31, 2000, respectively.

j. Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through Puerto Rico's industrial development bond authority. The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which will become the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building under construction.

k.       Adoption of FAS 133

         The Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133 (referred to hereafter as "SFAS No. 133"), on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities.

         SFAS No. 133 standardizes accounting for derivative instruments by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Changes in the fair value of derivative instruments are accounted for as current income or other comprehensive income, depending on their intended use and designation.

         For transactions that qualify for hedge accounting, SFAS No. 133 provides for a matching of the timing of gain or loss recognition on the hedging instrument with the recognition in earnings of (a) the changes in the fair value of the hedged asset, liability or a firm commitment that are attributable to the hedged risk or (b) the effect of the exposure to the variability of cash flows from the hedged asset, liability or forecasted transaction. Although the Company enters into derivative transactions for hedging purposes, it generally does not designate derivatives as hedges for accounting purposes. At March 31, 2001, none of the Company's derivatives were designated as hedges.

         As part of the implementation of SFAS No. 133, on January 1, 2001, the Company reclassified $110 million of its held to maturity securities as available for sale and $130 million as trading securities. As a result of this reclassification, the Company recognized a gain of $1.6 million (net of tax) in other comprehensive income and a gain of $5.9 million (net of tax) in the income statement as cumulative effect of a charge in accounting principle. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities until their maturity.

         In connection with the adoption of SFAS No. 133, the Company also recognized $100 million of interest rate swaps previously excluded from the financial statements, valued at an after tax loss of $196,000. All other derivative instruments remain classified as securities held for trading and were previously recorded at fair value.

l. Certain amounts reflected in the 2000 Consolidated Financial Statements have been reclassified to conform to the presentation for 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, banking (including thrift operations), investment banking and broker-dealer operations and insurance sales activities which commenced during December 2000. It is primarily engaged in a wide range of mortgage banking activities, including the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land (the "mortgage banking business").

         Doral Financial is currently in its 29th year of operations. Doral Financial is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased during the quarters ended March 31, 2001 and 2000 by Doral Financial was approximately $915 million and $782 million, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $9.0 billion as of March 31, 2001, from $7.9 billion as of the same date a year ago, an increase of 14%. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and purchases of mortgage loans on a servicing released basis.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities. At March 31, 2001, Doral Financial held securities for trading with a fair market value of $1.1 billion, approximately $881 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held-for-trading are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included in operations as part of trading account.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available-for-sale or held-to-maturity. As of March 31, 2001, Doral Financial held approximately $1.0 billion in securities and other investments that are classified as held-to-maturity. As of March 31, 2001, Doral Financial also held $346.0 million of investment securities that were classified as available-for-sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

         For the quarters ended March 31, 2001 and 2000, Doral Financial's banking subsidiaries contributed approximately $10.0 million and $4.1 million, or 30% and 20%, respectively, to the Company's consolidated net income.

         The Company's broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides retail and institutional brokerage, financial advisory and investment banking services in Puerto Rico. For the quarter ended March 31, 2001 and 2000, Doral Securities' net income was approximately $254,000 and $339,000, respectively. Assets in customer brokerage accounts increased to $282 million as of March 31, 2001, from $255 million as of the same date a year ago, an increase of 11%.

         For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial's mortgage banking, banking, investment broker-dealer and insurance sales activities segments, please refer to note "g" of Doral Financial's Consolidated Financial Statements (unaudited).

         Unlike many holding companies, Doral Financial has significant assets and operations at the holding company level. HF Mortgage Bankers, one of Doral Financial's principal mortgage units, is organized as an operating division within the parent company. As of March 31, 2001, Doral Financial had assets and net income of $2.7 billion and $23.4 million, respectively, at the parent company level.

RESULTS OF OPERATIONS FOR THE QUARTERS

         Doral Financial's operations are mainly the result of: (1) the level of loan production; (2) the behavior of the mortgage loan servicing portfolio; (3) the various components of Doral Financial's revenues; (4) the elements of risk inherent to loan activities; and (5) Doral Financial's ability to manage its liquidity demands and capital resources. These factors are, in turn, primarily influenced by: (a) the direction of interest rates; (b) the level of demand for mortgage credit; (c) the strength of the economy in Puerto Rico; and (d) the relationship between interest rates and the cost of funds.

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:

         TABLE A                                                                                QUARTER ENDED
         LOAN PRODUCTION                                                                          MARCH 31,
                                                                                        ----------------------------
         (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN BALANCE)
                                                                                           2001              2000
                                                                                        ---------          ---------
         FHA/VA mortgage loans
                   Number of loans ............................................             1,634              1,874
                   Volume of loans ............................................         $ 147,828          $ 165,588
                   Percent of total volume ....................................                16%                21%

         Conventional conforming mortgage loans
                   Number of loans ............................................             2,638              4,684
                   Volume of loans ............................................         $ 275,780          $ 192,039
                   Percent of total volume ....................................                30%                24%

         Conventional non - conforming mortgage loans(1)(2)
                   Number of loans ............................................             4,344              3,006
                   Volume of loans ............................................         $ 404,658          $ 294,758
                   Percent of total volume ....................................                44%                38%

         Other(3)
                   Number of loans ............................................               412                300
                   Volume of loans ............................................         $  87,043          $ 129,373
                   Percent of total volume ....................................                10%                17%

         Total loans
                   Number of loans ............................................             9,028              9,864
                   Volume of loans ............................................         $ 915,309          $ 781,758

         Average initial loan balance .........................................         $ 101,386          $  79,254

---------------
         (1) Includes $17.1 million and $12.3 million in second mortgages for the quarters ended March 31, 2001 and 2000, respectively.
         (2) Includes $30.8 million and $18.2 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended March 31, 2001 and 2000, respectively.
         (3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

         A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the three months ended March 31, 2001 and 2000, refinance loans represented approximately 49% and 48%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

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

       The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:

TABLE B
LOAN ORIGINATION SOURCES
                                                                         QUARTER ENDED MARCH 31
                                             -----------------------------------------------------------------------------
                                                            2001                                       2000
                                             ----------------------------------          ---------------------------------
                                             PUERTO RICO        US        TOTAL          PUERTO RICO       US        TOTAL
                                             -----------       ---        -----          -----------      ---        -----
Retail...................................        51%            2%         53%               36%           --         36%
Wholesale................................        34%           --%         34%               39%            1%        40%
New Housing Developments.................         6%           --%          6%                8%           --          8%
Multi-family.............................        --%            1%          1%               --             3%         3%
Other(1).................................         6%           --%          6%               13%           --         13%

---------------
(1) Refers to commercial, construction and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

         Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, during the first quarters of 2001 and 2000, Doral Financial purchased servicing rights to approximately $53.4 million and $67.7 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and purchases of loans on a servicing released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:

         TABLE C
         MORTGAGE LOAN SERVICING
         (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)
                                                                                               AS OF MARCH 31,
                                                                                        ----------------------------
                                                                                           2001              2000
                                                                                        ---------          ---------
         COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END
         GNMA .................................................................         $ 3,213,851        $ 2,784,959
         FHLMC/FNMA ...........................................................           2,366,266          2,214,964
         Doral Financial grantor trusts .......................................              81,978            102,929
         Other conventional mortgage loans(1) .................................           3,366,497          2,791,701
                                                                                        -----------        -----------
         Total servicing portfolio ............................................         $ 9,028,592        $ 7,894,553
                                                                                        ===========        ===========

         SELECTED DATA REGARDING
             MORTGAGE LOANS SERVICED
         Number of loans ......................................................             129,796            118,878
         Weighted average interest rate .......................................                7.75%              7.70%
         Weighted average remaining maturity (months) .........................                 252                248
         Weighted average servicing fee rate ..................................               .3205%             .3703%
         Average servicing portfolio ..........................................         $ 8,941,242        $ 7,774,994
         Principal prepayments ................................................         $   231,000        $   135,000
         Prepayments to average portfolio (annualized) ........................                  10%                 7%
         Average size of loans prepaid ........................................         $    61,037        $    46,656

         DELINQUENT MORTGAGE LOANS AND
             PENDING FORECLOSURES AT PERIOD END
         60-89 days past due ..................................................                1.39%              1.25%
         90 days or more past due .............................................                2.24%              2.03%
                                                                                        -----------        -----------
         Total delinquencies excluding foreclosures ...........................                3.63%              3.28%
                                                                                        ===========        ===========
         Foreclosures pending .................................................                1.17%              1.20%
                                                                                        ===========        ===========

         SERVICING PORTFOLIO ACTIVITY
         Beginning servicing portfolio ........................................         $ 8,804,706        $ 7,633,181
         Add:
                Loans funded and purchased(2) .................................             834,171            679,008
                Bulk servicing acquired .......................................              53,421             67,701
         Less:
                Servicing sales transferred ...................................              72,029            137,952
                Run-off(3) ....................................................             591,677            347,385
                                                                                        -----------        -----------
         Ending servicing portfolio ...........................................         $ 9,028,592        $ 7,894,553
                                                                                        ===========        ===========

(1) Includes $903.5 million and $1.3 billion of loans owned by Doral Financial at March 31, 2001 and 2000, respectively, which represented 10% and 17% of the total servicing portfolio as of such dates.
(2) Excludes approximately $81.1 million and $102.8 million of commercial construction loans not included in Doral Financial's mortgage servicing portfolio as of March 31, 2001 and 2000, respectively.
(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2001 and 2000, 3% and 4%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

         As shown in Doral Financial's Consolidated Statements of Income, the principal components of Doral Financial's revenues are: (i) net interest income;
(ii) net gains on mortgage loan sales; (iii) servicing income; (iv) trading account profit; (v) gain on sale of investment securities; and (vi) commissions, fees and other income.

NET INCOME

         Doral Financial's net income for the quarter ended March 31, 2001 increased $13.6 million, or 67%, from $20.3 million for the 2000 period to $33.9 million for the 2001 period. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's banking units, which contributed approximately $10.0 million to Doral Financial's consolidated net income for March 31, 2001, compared to $4.1 million for the respective 2000 period. Doral Securities, Doral Financial's investment banking and broker-dealer unit, contributed $254,000 to consolidated net income for the quarter ended March 31, 2001, compared to $339,000 for the respective 2000 period. Diluted earnings per common share before the cumulative effect of a change in accounting principle for the first quarter of 2001 were $.60 an increase of 33% over the $.45 per diluted share before cumulative effect of change in accounting principle recorded for the same period a year ago.

         NET INTEREST INCOME

         Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

         Net interest income for the first quarter of 2001 and 2000 was $13.7 million and $11.0 million, respectively, an increase of 26%. The increase in net interest income for the first quarter of 2001, as compared to the respective 2000 period, was principally due to an increase in Doral Financial's average interest-earning assets. Average interest-earning assets for the quarter grew by 20% from March 31, 2000 to March 31, 2001.

         The Company's banking subsidiaries contributed approximately $12.2 million to the consolidated net interest income of Doral Financial for the quarter ended March 31, 2001, compared to $10.6 million to the consolidated net interest income for the quarter ended March 31, 2000.

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

TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
                                                                               QUARTER ENDED MARCH 31,
                                                 ---------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                 ----------------------------------------    -------------------------------------
                                                   AVERAGE                       AVERAGE       AVERAGE                   AVERAGE
                                                   BALANCE        INTEREST     YIELD/RATE      BALANCE       INTEREST   YIELD/RATE
                                                 -----------      --------     ----------    -----------     --------   ----------
ASSETS:
Interest-Earning Assets:
    Total Loans(1)                               $ 1,862,440       $35,824        7.69%      $ 1,213,944      $24,431       8.05%
    Mortgage-Backed Securities                     1,219,733        20,404        6.69%        1,113,053       19,237       6.91%
    Investment Securities                          1,347,381        23,248        6.90%        1,410,602       22,606       6.41%
    Other Interest-Earning Assets(2)                 447,667         6,667        5.96%          343,665        5,230       6.09%
                                                 -----------       -------      ------       -----------      -------     ------
           Total Interest-Earning Assets/
               Interest Income                     4,877,221       $86,143        7.06%        4,081,264      $71,504       7.01%
                                                                   =======      ======                        =======     ======
Total Non-Interest-Earning Assets                    673,488                                     542,522
                                                 -----------                                 -----------
Total Assets                                     $ 5,550,709                                 $ 4,623,786
                                                 ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
    Loans Payable                                $   328,703       $ 5,604        6.82%      $   401,440      $ 7,553       7.53%
    Repurchase Agreements                          2,195,112        33,204        6.05%        2,040,854       28,883       5.66%
    Deposits                                       1,351,376        17,884        5.29%        1,030,293       13,104       5.09%
    Other Borrowed Funds(3)                          944,226        15,733        6.66%          580,539       11,006       7.58%
                                                 -----------       -------      ------       -----------      -------     ------
       Total Interest-Bearing Liabilities/
           Interest Expense                        4,819,417       $72,425        6.01%        4,053,126      $60,546       5.98%
                                                                   =======      ======                        =======     ======
Total Non-Interest-Bearing Liabilities               215,289                                     176,691
                                                 -----------                                 -----------
Total Liabilities                                  5,034,706                                   4,229,817
Stockholders' Equity                                 516,003                                     393,969
                                                 -----------                                 -----------
Total Liabilities and Stockholders' Equity       $ 5,550,709                                 $ 4,623,786
                                                 ===========                                 ===========

Net Interest-Earning Assets                      $    57,804                                 $    28,138
Net Interest Income                                                $13,718                                    $10,958

Interest Rate Spread(4)                                                           1.05%                                     1.03%
Interest Rate Margin(4)                                                           1.13%                                     1.07%
Net Interest-Earning Assets Ratio                                               101.20%                                   100.69%

---------------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and interest-bearing deposits at other banks.
(3)      Consist of FHLB-NY advances and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest- bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE E
NET INTEREST INCOME ANALYSIS                                              QUARTER ENDED
(IN THOUSANDS)                                                              MARCH 31,
-----------------------------------------------            -------------------------------------------
                                                                       2001 COMPARED TO 2000
                                                                    INCREASE (DECREASE) DUE TO:
                                                           -------------------------------------------
                                                            VOLUME             RATE             TOTAL
                                                           --------          --------         --------
INTEREST-EARNING ASSETS
       TOTAL LOANS                                         $ 13,051          $ (1,658)        $ 11,393
       MORTGAGE-BACKED SECURITIES                             1,844              (677)           1,167
       INVESTMENT SECURITIES                                 (1,013)            1,655              642
       OTHER INTEREST EARNING ASSETS                          1,583              (146)           1,437
                                                           --------          --------         --------

TOTAL INTEREST-EARNING ASSETS                                15,465              (826)          14,639
                                                           --------          --------         --------

INTEREST-BEARING LIABILITIES
       LOANS PAYABLE                                         (1,369)             (580)          (1,949)
       REPURCHASE AGREEMENTS                                  2,183             2,138            4,321
       DEPOSITS                                               4,084               696            4,780
       OTHER BORROWED                                         6,895            (2,168)           4,727
                                                           --------          --------         --------

TOTAL INTEREST-BEARING LIABILITIES                           11,793                86           11,879
                                                           --------          --------         --------

NET INTEREST-EARNING ASSETS                                $  3,672          $   (912)        $  2,760
                                                           ========          ========         ========

         INTEREST INCOME

         Total interest income increased from approximately $71.5 million during the first quarter of 2000, to $86.1 million during the first quarter of 2001, an increase of 20%. The increases in interest income is primarily related to the increase in Doral Financial's total average interest-earning assets, which increased from $4.1 billion for the quarter ended March 31, 2000 to $4.8 billion for the quarter ended March 31, 2001.

         Interest income on loans increased by $11.4 million or 47% during the first quarter of 2001, as compared to the respective 2000 period. The increase during 2001 reflected an increase in the level of loans held by Doral Financial as compared to 2000, due to the increased volume of loan originations.

         Interest income on mortgage-backed securities for the first quarter of 2001 increased by 6% compared to the respective 2000 period. For the quarters ended March 31, 2001 and 2000, interest income on mortgage-backed securities amounted to $20.4 million and $19.2 million, respectively. The results for the 2001 period reflect the increase of mortgage-backed securities, mainly comprised of tax-exempt Puerto Rico GNMA securities, which Doral Financial holds for longer periods prior to sale in order to maximize tax-exempt interest income received.

         Interest income on investment securities increased by $642,000 during the first quarter of 2001, as compared to the same period of 2000, from $22.6 million to $23.2 million. The increase in interest income on investment securities reflects Doral Financial's strategy to increase its tax-exempt income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to Doral Financial under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial's status as a foreign corporation for U.S. income tax purposes.

         Interest income on other interest-earning assets increased by $1.4 million or 27% for the quarter ended March 31, 2001 as compared to the same quarter a year ago. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 2000 to 2001 was due primarily to higher liquidity and the investment of such liquidity in short-term investments. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income by expanding its business segments.

         INTEREST EXPENSE

         Total interest expense increased to $72.4 million during the first quarter of 2001, compared to $60.5 million for the respective 2000 period, an increase of 20%. The increase in interest expense for the 2001 period was due primarily to the increase in the average amount of interest-bearing liabilities, used to fund Doral Financial's growth in interest-earning assets as well as an increase in the average cost of borrowings. Average interest-bearing liabilities increased to $4.8 billion at an average cost of 6.01% for the quarter ended March 31, 2001, compared to $4.1 billion at an average cost of 5.98% for the quarter ended March 31, 2000.

         Interest expense related to loans payable decreased by $1.9 million or 26% during the first quarter of 2001 as compared to the same period of 2000. The decrease in interest expense on loans payable was principally due to the decrease in the average amount of loans payable outstanding from $401.4 million to $287.8 million for the quarters ended March 31, 2000 and 2001, respectively. The weighted-average interest rate cost for borrowings under Doral Financial's loans payable was 6.82% and 7.53% for the first quarters of 2001 and 2000, respectively.

         Interest expense related to securities sold under agreements to repurchase increased by $4.3 million or 15% during the first quarter of 2001 as compared to the same period of 2000. The increase during these periods reflected increased borrowings to finance mortgage-backed securities and other investment securities as well as higher borrowing costs. The weighted average interest rate cost of borrowings under repurchase agreements was 6.05% and 5.66% for the first quarters of 2001 and 2000, respectively.

         Interest expense on deposits increased by $4.8 million, or 36%, for the first quarter of 2001 as compared to the respective 2000 period. This increase is primarily related to a higher deposit base, which increased to $1.4 billion as of March 31, 2001, from $1.1 billion as of the same date a year ago. The increase in deposits reflects the expansion of Doral Financial's banking subsidiaries branch network which included 26 branches as of March 31, 2001, compared to 20 branches as of March 31, 2000. This expansion trend is expected to continue throughout the remainder of 2001. The average interest cost on deposits was 5.29% and 5.09%, respectively, for the quarters ended March 31, 2001 and 2000.

         Interest expense on other borrowed funds was $15.7 million for the quarter ended March 31, 2001, as compared to $11.0 million for the same period a year ago, an increase of 43%. The increase in interest expense on other borrowed funds is due to the increase in FHLB advances of $374.0 million and notes payable of $70.1 million from March 31, 2000 to March 31, 2001. For the first quarters of 2001 and 2000, the weighted average interest rate for other borrowed funds was 6.66% and 7.58%, respectively.

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

                  TABLE F
                  ALLOWANCE FOR LOAN LOSSES AND OREO
                  (DOLLARS IN THOUSANDS)
                                                                                   QUARTER ENDED
                                                                                     MARCH 31,
                                                                             --------------------------
                                                                               2001              2000
                                                                             --------          --------
                  OREO:
                       Balance at beginning of period ..............         $  1,530          $    910
                       Provision for losses ........................              135               135
                       Net gains, charge-offs and others ...........              (99)               84
                                                                             --------          --------
                       Balance at end of period ....................         $  1,566          $  1,129
                                                                             ========          ========

                  Allowance for Loan Losses(1):
                       Balance at beginning of period ..............         $  9,387          $  6,136
                       Provision for loan losses ...................            1,085               848
                                                                             --------          --------
                  Charge - offs:
                       Mortgage loans held-for-sale ................             (130)              (48)
                       Construction ................................               --                --
                       Residential mortgage loans ..................               --                --
                       Commercial real estate ......................               --                --
                       Consumer ....................................             (152)              (57)
                       Commercial non-real estate ..................               (5)               --
                       Other .......................................               --               (53)
                                                                             --------          --------
                  Total Charge-offs ................................             (287)             (158)
                                                                             --------          --------
                   Recoveries:
                       Mortgage loans held-for-sale ................               --                14
                       Construction ................................               --                --
                       Residential mortgage loans ..................               --                --
                       Commercial real estate ......................               --                --
                       Consumer ....................................               32                23
                       Commercial non-real estate ..................                4                --
                       Other .......................................               --                --
                                                                             --------          --------
                  Total recoveries .................................               36                37
                                                                             --------          --------
                  Net charge-offs ..................................             (251)             (121)
                                                                             --------          --------
                  Balance at end of period .........................         $ 10,221          $  6,863
                                                                             ========          ========

                  Allowance for loan losses as a percentage
                     of total loans outstanding .....................            0.51%             0.44%
                  Net charge-offs as a percentage of average loans
                     outstanding.....................................            0.01%             0.01%

---------------

(1) Relates to both mortgage loans held-for-sale and to loans receivable held for investment.

         The allowance for loan losses relating to loans held by Doral Financial was $10.2 million at March 31, 2001, compared to $6.9 million as of March 31, 2000. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, commercial real estate and other commercial loans which have a greater credit risk and for which Doral Financial provides a higher allowance for loan losses.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 90% during the first quarter of 2001 to $45.9 million, as compared to the same period of 2000. The increase for 2001 was mainly the result of a greater volume of loan securitizations and the ability of the Company to obtain higher profitability through higher loan fees and increased gains on sales, including through the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans range from 0.25% to 0.50% of the outstanding principal amount of the serviced loan. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially as a result of increases in internal loan originations and bulk purchases of servicing rights. Servicing income for the quarters ended March 31, 2001 and 2000 was $7.0 million and $6.5 million, respectively. During the first quarters of 2001 and 2000, Doral Financial purchased servicing rights to approximately $53.4 million and $67.7 million, respectively, of mortgages through bulk purchases. Doral Financial anticipates that it will continue to make bulk purchases of mortgage servicing rights in the future to the extent it can identify attractive opportunities.

         The increase in the amount of loan servicing income for the first quarter of 2001 was primarily due to the increase in the principal amount of loans serviced as compared to the 2000 period. The mortgage servicing portfolio was approximately $9.0 billion at March 31, 2001, compared to $7.9 billion as of March 31, 2000.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $231 million and $135.0 million for the quarters ended March 31, 2001 and 2000, respectively. This represented approximately 10% and 7%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

         Trading Account. Trading account includes all gains or losses, whether realized or unrealized, in the market value of Doral Financial's securities held-for-trading, as well as gains or losses on options and future contracts used for interest rate management purposes but which are not designated as hedges. Trading account activities for the quarters ended March 31, 2001 and 2000, resulted in losses of $10.8 million and gains of $927,000, respectively. Trading account losses were related primarily to hedging activities. Trading account activities for the quarters ended March 31, 2001 and 2000, included $1.9 million of unrealized losses and $4.5 million of unrealized gains, respectively, on the value of its securities held-for-trading pursuant to SFAS No. 115.

         Gain (loss) on Sale of Investment Securities. Gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities available-for-sale. For the first quarter of 2001, sale of investment securities resulted in a gain of $2.8 million, compared to gains of $3.3 million for the corresponding 2000 period.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 67% during the first quarter of 2001 as compared to the same 2000 period. The increases during the 2001 period were due primarily to increased commissions and fees earned by Doral Financial's banking, broker-dealer and insurance agency subsidiaries. Insurance agency activities commenced in December 2000 and produced commissions of $598,000 for the quarter ended March 31, 2001.

         NON-INTEREST EXPENSE

          Total non-interest expense increased by 19% during the first quarter ended March 31, 2001, as compared to the respective 2000 period, reflecting the opening of 8 retail offices since March 31, 2000.

          PUERTO RICO INCOME TAXES

         The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the first quarters of 2001 and 2000, the effective income tax rate of Doral Financial was 12% and 10%, respectively.

         The lower effective tax rates experienced by the Company reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. The interest received by Doral Financial on U.S. Treasury and agency securities is also exempt from Puerto Rico income taxation.

IOS AND SERVICING ASSETS

         Doral Financial creates IOs as a result of the sale of loans in bulk or securitization transactions. IOs are created on the sale of loans with servicing retained, by computing the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. The amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the first quarter of 2001 resulted in the recording of approximately $32.5 million of IOs, compared to $17.0 million for the corresponding 2000 period. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Financial Condition as a component of "Trading securities." As of March 31, 2001 and March 31, 2000, the unamortized balance of IOs was $151 million and $87.7 million, respectively.

         The record values of IOs reflect the estimated market value which is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of IOs for each of the quarters ended March 31, 2001 and 2000, was approximately $5.5 million and $2.8 million, respectively. For the quarter ended March 31, 2001, the Company recorded approximately $760,000 as impairment on the value of its IOs. No such impairment was recorded for the quarter ended March 31, 2000.

         Whenever Doral Financial sells a mortgage loan and retains the servicing rights, it assigns a portion of the cost of the loan sold to the related mortgage servicing right (the "servicing asset") based on its fair value. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statement of Income. The increase in the creation of servicing assets reflects increased mortgage loan sales and securitizations during said periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statements of Financial Condition of Doral Financial.

         Doral Financial's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of "Non-interest expense-Amortization of Servicing Assets" in Doral Financial's Consolidated Statements of Income. Refer to Table G for servicing assets activities for the periods indicated.

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:

         TABLE G
         CAPITALIZATION OF MORTGAGE SERVICING ASSETS
         (IN THOUSANDS)

                                                                                     QUARTER ENDED
                                                                                       MARCH 31,
                                                                            -------------------------------
                                                                               2001                 2000
                                                                            ----------           ----------
         Balance at beginning of period ..........................          $  139,795           $  109,721
         Capitalization of rights ................................               9,067                8,744
         Rights sold .............................................                  --                   --
         Rights purchased ........................................                 673                  571
         Amortization:
                  Scheduled ......................................              (4,580)              (2,921)
                  Unscheduled ....................................                (172)                  --
                                                                            ----------           ----------

         Balance at end of period ................................          $  144,783           $  116,115
                                                                            ==========           ==========

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

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of March 31, 2001, the maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised put back options was $640.5 million. As of March 31, 2001, the Company maintained a reserve of $1.9 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in Doral Financial's Consolidated Financial Statements.

         Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of March 31, 2001, approximately 50% of Doral Financial's gross loans receivable portfolio consisted of construction loans.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held-for-sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held-for-sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Financial's banking subsidiaries' policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. For the quarters ended March 31, 2001 and 2000, Doral Financial would have recognized $946,000 and $564,000, respectively, in additional interest income had all delinquent loans owned by the banking subsidiaries been accounted for on an accrual basis.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE H
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                                    AS OF MARCH 31,    AS OF DECEMBER 31,
                                                                                          2001                2000
                                                                                    ---------------    ------------------
Mortgage banking business:
         Non-accrual loans
            Residential mortgage loans held-for-sale past due
               90 days and still accruing(1)  ...............................          $  55,125           $  53,288
            Construction ....................................................              1,048               1,155
            OREO ............................................................              5,699               5,936
                                                                                       ---------           ---------

         Total NPAs of mortgage banking business ............................             61,872              60,379
                                                                                       ---------           ---------

Other lending activities through banking subsidiaries:
         Non-accrual loans
             Construction ...................................................                775               1,029
             Residential mortgage loans .....................................              5,740               4,965
             Commercial real estate .........................................              1,169               1,390
             Consumer .......................................................                395                 312
             Commercial non-real estate .....................................              3,396                 301
             Other ..........................................................                300                  --
                                                                                       ---------           ---------

         Total non-accrual loans ............................................             11,775               7,997

         OREO ...............................................................                322                 322
                                                                                       ---------           ---------

         Total NPAs of banking subsidiaries .................................             12,097               8,319
                                                                                       ---------           ---------

         Total NPAs of Doral Financial (consolidated) .......................          $  73,969           $  68,698
                                                                                       =========           =========

         Total NPAs of banking subsidiaries as a percentage
            of their loans receivable, net and OREO .........................               2.88%               2.31%

         Total NPAs of Doral Financial as a percentage of
            consolidated total assets .......................................               1.29%               1.26%

         Ratio of allowance for loan losses to
            non-performing assets (consolidated) ............................              13.82%              13.67%

---------------

(1) Does not include approximately $25.4 million and $26.5 million of 90 days past due FHA/VA loans as of March 31, 2001 and December 31, 2000, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the quarter ended March 31, 2001, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $11.6 million, compared to $9.7 million for the same period during 2000, reflecting the increase in the size of the Company's servicing portfolio.

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

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of March 31, 2001 and December 31, 2000:

TABLE I
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

                                                                     AS OF MARCH 31, 2001        AS OF DECEMBER 31, 2000
                                                                ---------------------------    ---------------------------
                                                                    AMOUNT          AVERAGE        AMOUNT          AVERAGE
                                                                 OUTSTANDING          RATE      OUTSTANDING          RATE
                                                                ---------------------------    ---------------------------
Repurchase Agreements ...................................       $  2,232,687          5.46%    $  2,275,855          6.32%
Loans Payable ...........................................            304,229          6.56%         372,620          7.46%
Deposits ................................................          1,394,920          5.17%       1,303,525          5.50%
Notes Payable ...........................................            525,475          7.43%         444,746          8.01%
Advances from FHLB ......................................            487,500          5.74%         389,000          5.95%

         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $6.0 billion as of March 31, 2001, of which $2.6 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:

TABLE J
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

                                                                     QUARTER ENDED                    YEAR ENDED
                                                                     MARCH 31, 2001               DECEMBER 31, 2000
                                                                -----------------------        -----------------------
                                                                  AVERAGE        AVERAGE          AVERAGE       AVERAGE
                                                                  BALANCE          RATE           BALANCE         RATE
                                                                ------------       ----        ------------       ----
Certificates of deposit .................................       $    884,085       6.35%       $    835,762       6.31%
Regular passbook savings ................................             77,456       4.87%             63,560       4.73%
Now accounts ............................................            246,071       4.64%            191,381       4.62%
Non-interest bearing ....................................            143,764         --             132,671         --
                                                                ------------       ----        ------------       ----
         Total deposits .................................       $  1,351,376       5.29%       $  1,223,374       5.07%
                                                                ============       ====        ============       ====

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2001.

         TABLE K
         DEPOSIT MATURITIES
         (IN THOUSANDS)

                                                                    AMOUNT
                                                                  ----------
         Certificates of deposit maturing
                  Three months or less .................          $  160,834
                  Over three through six months ........              52,655
                  Over six through twelve months .......             150,313
                  Over twelve months ...................             172,147
                                                                  ----------
                  Total ................................          $  535,949
                                                                  ==========

         As of March 31, 2001 and December 31, 2000, Doral Financial's banking subsidiaries had approximately $308.7 million and $324.4 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used as a source of long-term funds.

         As of March 31, 2001, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, Doral Bank PR's and Doral Bank NY's regulatory capital ratios as of March 31, 2001, based on existing Federal Reserve, OTS and FDIC guidelines.

         TABLE L
         REGULATORY CAPITAL RATIOS

                                                                          DORAL         DORAL             DORAL
                                                                        FINANCIAL      BANK PR         BANK NY(1)
                                                                        ---------      -------         ----------
         Tier 1 Capital Ratio (Tier 1 capital to
         risk weighted assets) ...................................        18.7%          14.8%            34.5%
         Total Capital (total capital to risk
         weighted assets) ........................................        19.1%          15.3%            34.3%
         Leverage Ratio (Tier 1 capital to
         average assets) .........................................         9.5%           6.4%            17.6%

---------------

(1) In connection with the chartering of Doral Bank NY in October 1999, the FDIC required that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

         As of March 31, 2001, each of Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At March 31, 2001, Doral Financial's total assets were $5.7 billion compared to $5.5 billion at December 31, 2000. The increase in assets was due primarily to a net increase in the loans portfolio of approximately $238.7 million and a net increase in money market investments of approximately $285.2 million offset in part by a decrease of $319.8 million in investment securities and other instruments. Total liabilities were $5.2 billion at March 31, 2001, compared to $5.0 billion at December 31, 2000. The increase in liabilities was largely the result of an increase in notes payable, deposit accounts and advances from FHLB. At March 31, 2001, deposit accounts totaled $1.4 billion, compared to $1.3 billion at December 31, 2000. As of March 31, 2001, Doral Financial's banking subsidiaries had $3.0 billion in assets, compared to $2.7 billion at December 31, 2000.

INTEREST RATE MANAGEMENT

         General. Interest rate fluctuations is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial's portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings, as well as Doral Financial's strategies to manage such effects, are discussed in Doral Financial's Annual Report to Shareholders, which information is also incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Management."

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of March 31, 2001. Condensed information as of December 31, 2000 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held-for-sale and securities held-for-trading are assumed to mature within one year. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Off-balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE M

INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       NON-INTEREST
                                                 1 YEAR         1 TO 3        3 TO 5         OVER 5        RATE
            AS OF MARCH 31, 2001                 OR LESS         YEARS         YEARS         YEARS        BEARING        TOTAL
--------------------------------------------   -----------    ----------    ----------    -----------  ------------   -----------
ASSETS

         Cash and Money Market                 $   734,063    $       --    $       --    $        --    $      --    $   734,063
         Total Loans                             1,863,876        17,454        35,476         74,679           --      1,991,485
         Securities Held-for-Trading             1,143,380            --            --             --           --      1,143,380
         Securities Available for Sale             165,945            --            --        180,373           --        346,318
         Securities Held-to-Maturity                12,720         2,000         8,183      1,003,999           --      1,026,902
         FHLB Stock                                     --            --            --         45,770           --         45,770
         Other assets                                   --            --            --             --      447,566        447,566
                                               -----------    ----------    ----------    -----------    ---------    -----------

         TOTAL ASSETS                          $ 3,919,984    $   19,454    $   43,659    $ 1,304,821    $ 447,566    $ 5,735,484
                                               ===========    ==========    ==========    ===========    =========    ===========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
         Loans Payable                         $   304,229    $       --    $       --    $        --    $      --    $   304,229
         Repurchase Agreements                   1,480,863            --        55,000        696,824           --      2,232,687
         Deposits                                  992,643       188,704        41,608          3,412      168,553      1,394,920
         Other Borrowed Funds                       74,365        30,975       384,380        523,255           --      1,012,975
         Other Liabilities                              --            --            --             --      262,018        262,018
         Stockholders' equity                           --            --            --             --      528,655        528,655
                                               -----------    ----------    ----------    -----------    ---------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                  $ 2,852,100    $  219,679    $  480,988    $ 1,223,491    $ 959,226    $ 5,735,484
                                               ===========    ==========    ==========    ===========    =========    ===========

Off Balance Sheet Instruments -
   Interest Rate Swaps                         $   100,000    $ (100,000)   $       --    $        --
Interest Rate Sensitivity Gap                    1,167,884      (300,225)     (437,329)        81,330
Cumulative Interest Rate Sensitivity             1,167,884       867,659       430,330        511,660
Cumulative Gap to Interest-Earning Asset             22.09%        16.41%         8.14%          9.68%

CONDENSED INTEREST RATE
SENSITIVITY ANALYSIS
AS OF DECEMBER 31, 2000                          1 YEAR         1 TO 3        3 TO 5         OVER 5
(DOLLARS IN THOUSANDS)                           OR LESS         YEARS         YEARS         YEARS
-------------------------------------------    -----------    ----------    ----------    -----------
Off-Balance Sheet Instruments -
   Interest Rate Swaps                         $   100,000    $ (100,000)   $        --   $        --
Interest Rate Sensitivity Gap                      442,564      (275,473)     (449,840)       689,581
Cumulative Interest Rate Sensitivity Gap           442,564       167,091      (282,749)       406,832
Cumulative Gap to Interest-Earning Assets             8.74%         3.30%        (5.58)%         8.03%

         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income. While static gap analysis is a useful measure for determining short-term risk to future net interest income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held-for-sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit. Moreover, static gap analysis does not take into account that while Doral Financial's trading securities and loans held for sale are assumed to mature within one year are they generally long term assets that tend to bear higher interest rates.

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

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. For the quarter ended March 31, 2001, average assets and liabilities related to derivatives were $15.4 million and $14.9 million, respectively. The notional amounts of assets and liabilities related to derivatives totaled $19.1 billion and $8.3 billion, respectively, as of March 31, 2001. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

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

INFLATION

         General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Management" in the Company's Annual Report for the year ended December 31, 2000 for a discussion of the effects of changes of interest rates on Doral Financial's operations.

CHANGES IN ACCOUNTING STANDARDS

         Accounting for Derivative and Similar Financial Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" ("SFAS No. 133"). This new standard, as amended, establishes accounting and reporting standards for derivative financial instruments and for hedging activities, and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Under this Standard, derivatives used in hedging activities are to be designated into one of the following categories:
(a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs, or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. The Company implemented SFAS No. 133, as amended, effective on January 1, 2001.

         Although the Company enters into derivative transactions for hedging purposes, it generally does not designate derivatives as hedges for accounting purposes. At March 31, 2001, none of the Company's derivatives were designated as hedges.

         As part of the implementation of SFAS No. 133, the Company reclassified $110 million of its held to maturity securities as available for sale and $130 million as trading securities. This reclassification resulted in a gain of $1.6 million in other comprehensive income and $5.9 million in the income statement as cumulative effect of change in accounting principle. Under the provisions of SFAS No. 133, as amended, such a reclassification does not call into question the Company's intent to hold current or future debt securities until their maturity. The Company also recognized an after tax loss of $196,000 related to $100 million on interest rate swaps previously excluded from the financial statements. These swaps will be reported as securities held for trading.

         Accounting for Transfer and Servicing of Financial Assets and Liabilities. In September 2000, the Financial Accounting Standards Board ("FASB") issues SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities--A Replacement of SFAS 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is also effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company commenced the implementation of the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral on December 31, 2000.

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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Stockholders Meeting of Doral Financial Corporation was held on April 18, 2001. A quorum was obtained with 38,587,338 votes represented in person or by proxy, which represented approximately 91% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., John L. Ernst, Efraim Kier, A Brean Murray and Harold D. Vicente, were reelected for additional one-year terms. An amendment to the Company's Employee Stock Option Plan to increase the number of shares available for grant under the Plan by 1,000,000 shares and the ratification of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2001 were also approved at the Annual Meeting. The results of the voting on each of the proposals is set forth below:

Proposal 1:  Election of Directors:

             NOMINEES FOR                                                              VOTES
            ONE-YEAR TERM                                VOTES FOR                   WITHHELD
            -------------                               ----------                   ---------
         Salomon Levis                                  31,146,412                   7,440,926
         Richard F. Bonini                              38,038,254                     549,084
         Edgar M. Cullman, Jr.                          38,141,774                     445,564
         John L. Ernst                                  31,034,690                   7,552,648
         Efraim Kier                                    38,154,854                     432,484
         Zoila Levis                                    31,142,412                   7,444,926
         A. Brean Murray                                37,831,421                     755,917
         Harold D. Vicente                              37,843,234                     744,104

Proposal 2:  Approval of Amendment to 1997 Employee Stock Option Plan:

         For:                                          33,685,028
         Against:                                       4,833,632
         Abstain:                                          68,678
         Broker Non-Votes:                                      0

Proposal 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 2001:

         For:                                          38,421,654
         Against:                                         130,759
         Abstain:                                          34,925
         Broker Non-Votes:                                      0

ITEM 5 - OTHER INFORMATION

         On April 18, 2001, the Board of Directors authorized a quarterly $0.125 per share cash dividend to be paid on June 1, 2001 to shareholders of record as of May 11, 2001 on the Company's Common Stock. The dividend reflected a $0.025 per share increase over the prior quarterly dividend.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 1.1 - Agency Agreement, dated as of March 27, 2001 between Doral Financial Corporation and Popular Securities, Inc.(1)

                  Exhibit 1.2 - Supplement to Agency Agreement, dated March 27, 2001 among Doral Financial Corporation, Popular Securities, Inc. and the Puerto Rico Conservation Trust Fund.(1)

                  Exhibit 4.9 - Copy of First Supplemental Indenture, dated as of March 30, 2001 between Doral Financial Corporation and Bankers Trust Company, as Trustee.(1)

                  Exhibit 4.10 - Form of 7.65% Senior Note of Doral Financial Corporation.(1)

                  Exhibit 12(a) - Computation of Ratio of Earnings to Fixed Charges.

                  Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

---------------

(1) Incorporated by reference to same exhibit number from the Company's Current Report on Form 8-K dated March 27, 2001.

         The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

         (b)      Reports on Form 8-K

                  (i) Current Report on Form 8-K, dated January 17, 2001, reporting under Item 5 the announcement of unaudited financial results for the year ended December 31, 2001.

                  (ii) Current Report on Form 8-K, dated March 27, 2001, reporting under Item 5 the announcement of the closing of the issuance and sale of $100,000,000 of the Company's 7.65% Senior Notes due 2016.

                  (iii) Current Report on Form 8-K, dated March 28, 2001, reporting under Item 5 the announcement of anticipated increase in earnings for quarter ended March 31, 2001.

                  (iv) Current Report on Form 8-K, dated April 11, 2001, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter ended March 31, 2001.

                  (v) Current Report on Form 8-K, dated April 18, 2001, reporting under Item 5 the issuance of a press release announcing the increase in quarterly dividend on the common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DORAL FINANCIAL CORPORATION
                                       (Registrant)



Date: May 15, 2001                                /s/ Salomon Levis
                                       ----------------------------------------
                                                   Salomon Levis
                                               Chairman of the Board
                                            and Chief Executive Officer



Date: May 15, 2001                              /s/ Richard F. Bonini
                                       ----------------------------------------
                                                  Richard F. Bonini
                                           Senior Executive Vice President
                                             and Chief Financial Officer



Date: May 15, 2001                               /s/ Ricardo Melendez
                                       ----------------------------------------
                                                  Ricardo Melendez
                                                   Vice President
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                               DESCRIPTION
-------                                               -----------
  1.1       -     Agency Agreement, dated as of March 27, 2001 between Doral Financial Corporation and
                  Popular Securities, Inc.(1)
  1.2       -     Supplement to Agency Agreement, dated March 27, 2001 among Doral Financial
                  Corporation, Popular Securities, Inc. and the Puerto Rico Conservation Trust Fund.(1)
  4.9       -     Copy of First Supplemental Indenture, dated as of March 30, 2001 between Doral Financial
                  Corporation and Bankers Trust Company, as Trustee.(1)
 4.10             Form of 7.65% Senior Note of Doral Financial Corporation.(1)
 12(a)      -     Computation of Ratio of Earnings to Fixed Charges.
 12(b)      -     Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

-------------

(1) Incorporated by reference to same exhibit number from the Company's Current Report on Form 8-K dated March 27, 2001.