Form 10-K/A
period 2000-12-31
DORAL FINANCIAL CORP
filed 2001-07-20
CIK 840889

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No - ].
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
     $987,549,529 , approximately, based on the last sale price of $29.38 per share on the NASDAQ National Market System on March 6, 2001. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
   Common Stock: 42,582,734 shares as of March 6, 2001.

================================================================================

                                EXPLANATORY NOTE:


     This Form 10-K/A is being filed to amend the Selected Financial Data table incorporated by reference in Item 6 of Part II of this Report. The Selected Financial Data table has been amended to amend the book value per share as of December 31, 2000, 1997 and 1996 as well as to amend the number of shares outstanding as of December 31, 1997 and 1996. The amendments to the book value per share and number of shares outstanding as of December 31, 1997 and 1996 were made to account for a stock split, the effect of which was not reflected in the amounts previously shown in the table. Other than the changes discussed above, the information included in Item 6 of Part II has not been amended.

                                     PART II

ITEM 6 - SELECTED FINANCIAL DATA

Table A - Selected Financial Data
(Dollars in thousands, except for share data)                                       YEAR ENDED DECEMBER 31,
                                                           2000            1999            1998            1997             1996
                                                        ----------      ----------      ----------      ----------       ----------
Selected Income Statement Data:(1)
   Interest income                                      $  325,545      $  211,679      $  150,051      $   90,131       $   66,987
   Interest expense                                        283,241         161,795         114,786          61,438           46,443
                                                        ----------      ----------      ----------      ----------       ----------
   Net interest income                                      42,304          49,884          35,265          28,693           20,544
   Provision for loan losses                                 4,078           2,626             883             792              797
                                                        ----------      ----------      ----------      ----------       ----------
   Net interest income after provision for loan losses      38,226          47,258          34,382          27,901           19,747
   Non-interest income                                     164,585         126,911          86,340          45,286           40,846
   Non-interest expense                                    106,659          97,556          60,883          35,390           29,314
                                                        ----------      ----------      ----------      ----------       ----------
   Income before taxes and extraordinary item               96,152          76,613          59,839          37,797           31,279
   Income taxes                                             11,496           8,687           7,007           5,249            4,238
                                                        ----------      ----------      ----------      ----------       ----------
   Income before extraordinary item                         84,656          67,926          52,832          32,548           27,041
   Extraordinary item -
      non-cash charge on extinguishment of debt                 --              --              --          12,317               --
                                                        ----------      ----------      ----------      ----------       ----------
   Net income                                           $   84,656      $   67,926      $   52,832      $   20,231       $   27,041
                                                        ==========      ==========      ==========      ==========       ==========

   Cash dividends paid                                  $   22,749      $   17,269      $    9,975      $    7,199       $    6,008
                                                        ==========      ==========      ==========      ==========       ==========

Per Common Share Data:
   Basic:
      Income before extraordinary item                  $     1.86      $     1.55      $     1.31      $     0.89       $     0.75
      Extraordinary item                                        --              --              --           (0.34)              --
                                                        ----------      ----------      ----------      ----------       ----------
      Net income                                        $     1.86      $     1.55      $     1.31      $     0.55       $     0.75
                                                        ==========      ==========      ==========      ==========       ==========

   Diluted:
     Income before extraordinary item                   $     1.85      $     1.50      $     1.26      $     0.85       $     0.71
      Extraordinary item                                        --              --              --           (0.32)              --
                                                        ----------      ----------      ----------      ----------       ----------
      Net income                                        $     1.85      $     1.50      $     1.26      $     0.53       $     0.71
                                                        ==========      ==========      ==========      ==========       ==========

   Dividends declared                                   $     0.38      $     0.30      $     0.23      $     0.20       $     0.17

   Book value                                           $     8.99      $     7.46      $     6.46      $     4.85       $     4.13

Weighted average shares outstanding:
      Basic                                             41,887,708      40,428,920      39,941,068      36,680,158       36,266,244
      Diluted                                           42,093,509      42,421,477      41,928,186      38,728,632       38,725,072

Shares outstanding at end of period                     42,393,134      40,428,920      40,428,920      36,794,920       36,444,368

Selected Balance Sheet Data:(1)
   Mortgage loans held for sale                         $1,354,605      $1,015,703      $  883,048      $  404,672       $  260,175

                                                                                  YEAR ENDED DECEMBER 31,
                                                           2000            1999            1998            1997             1996
                                                        ----------      ----------      ----------      ----------       ----------
Table A - Selected Financial Data
(Dollars in thousands)
   Securities held for trading                           1,101,938         862,698         606,918         620,288          436,125
   Securities held to maturity                           1,558,313       1,509,060         190,778         143,534          107,222
   Securities available for sale                           182,374          66,325         408,888         240,876           12,007
   Loans receivable, net                                   398,191         231,184         166,987         133,055          128,766
   Servicing assets                                        139,795         109,721          72,568          46,416           20,969
   Total assets                                          5,463,386       4,537,343       2,918,113       1,857,789        1,106,083
   Loans payable                                           372,620         353,460         426,704         238,770          196,643
   Securities sold under agreements to repurchase        2,275,855       1,927,956       1,197,328         838,142          387,651
   Notes payable                                           444,746         461,053         199,733         164,934          152,126
   Deposit accounts                                      1,303,525       1,010,424         533,113         300,494          158,902
   Stockholders' equity                                    505,710         384,982         269,559         186,955          150,531

Operating Data:
   Loan production                                      $3,174,000      $2,722,000      $2,313,000      $1,037,000       $  817,000
   Mortgage loan servicing portfolio                     8,805,000       7,633,000       6,186,000       4,655,000        3,068,000

Selected Financial Ratios:(2)(3)
   Return on Average Assets                                   1.66%           1.92%           2.17%           1.37%            2.68%
   Return on Average Common Equity                           23.03%          21.92%          21.65%          11.99%           19.35%
   Dividend Payout Ratio for Common Stock                    20.50%          20.00%          18.25%          37.74%           23.24%
   Average Equity to Average Assets                           8.49%          10.04%          10.00%          11.39%           13.81%
   Interest Rate Spread                                       0.92%           1.35%           1.64%           2.10%            2.17%
   Net Yield on Average Interest-Earning Assets               7.10%           6.86%           7.30%           7.90%            7.85%
   Net Yield on Average Interest-Bearing Liabilities          6.18%           5.51%           5.66%           5.80%            5.68%


(1) Certain reclassifications of prior years' data have been made to conform to 2000 classifications.
(2) Return on Average Assets, Return on Average Common Equity and Dividend Payout Ratio for Common Stock based on income before an extraordinary item for 1997 would have been 2.19%, 19.29% and 23.53%, respectively.
(3) Average balances computed on a monthly basis.


     The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years are as follows:

                                                                                                  YEAR ENDED DEC. 31,
                                                                                                  -------------------
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

                                                                   YEAR ENDED DEC. 31,
                                                                   -------------------
(In thousands)                              2000            1999           1998          1997          1996
                                         ----------      ----------      --------      --------      --------
Long-term obligations .............      $1,465,175      $1,061,304      $189,685      $155,100      $209,024
Cumulative preferred stock ........              --      $    8,460      $  8,460      $  8,460            --
Non-Cumulative preferred stock ....      $  124,750      $   74,750            --            --            --

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DORAL FINANCIAL CORPORATION



                         By:             /s/Ricardo Melendez
                            ---------------------------------------------------
                                            Ricardo Melendez
                                            Vice President

Date:  July 20, 2001