Form 10-Q
period 2001-06-30
DORAL FINANCIAL CORP
filed 2001-08-14
CIK 840889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   ---------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

YES   [X]  NO [ ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 10, 2001 - 47,791,834

                           DORAL FINANCIAL CORPORATION
                                   INDEX PAGE

                                                                                                                  PAGE
                                               PART I - FINANCIAL INFORMATION


Item 1   -    Financial Statements

              Consolidated Statements of Financial Condition as of June 30, 2001  (Unaudited)
              and December 31, 2000............................................................................     4

              Consolidated Statements of Income (Unaudited) - Quarters ended June 30, 2001
              and June 30, 2000 and six months ended June 30, 2001 and June 30, 2000...........................     5

              Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
              Six months ended June 30, 2001 and June 30, 2000.................................................     6

              Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended
              June 30, 2001 and June 30, 2000 and six months ended June 30, 2001 and June 30, 2000.............     7

              Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2001
              and June 30, 2000................................................................................     8

              Notes to Consolidated Financial Statements.......................................................     9

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations............    18

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk.......................................    39

                                               PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings................................................................................    39

Item 2   -    Changes in Securities............................................................................    39

Item 3   -    Defaults Upon Senior Securities..................................................................    39

Item 4   -    Submission of Matters to a Vote of Security Holders..............................................    40

Item 5   -    Other Information................................................................................    40

Item 6   -    Exhibits and Reports on Form 8-K.................................................................    40

SIGNATURES.....................................................................................................    41

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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)
                                  (UNAUDITED)

                                                                                      June 30,           December 31,
                                                                                        2001                2000
                                                                                     -----------         ------------
ASSETS
   Cash and due from banks                                                           $    47,468         $    28,999
                                                                                     -----------         -----------
   Money market investments:
      Securities purchased under agreements to resell                                     12,005              59,025
      Time deposits with other banks                                                     378,101             214,480
      Other short term investments, at cost                                              138,089             125,815
                                                                                     -----------         -----------
         Total money market investments                                                  528,195             399,320
                                                                                     -----------         -----------

   Pledged investment securities:
      Trading securities, at fair value                                                  857,196             926,091
      Securities available for sale, at fair value                                       686,684             168,210
      Securities held to maturity, at amortized cost                                     835,917           1,427,361
                                                                                     -----------         -----------
         Total pledged investment securities                                           2,379,797           2,521,662
                                                                                     -----------         -----------

   Investment securities and other instruments not pledged:
      Trading securities, at fair value                                                  207,181             175,847
      Securities available for sale, at fair value                                        42,111              14,164
      Securities held to maturity, at amortized cost                                      65,067             130,952
      Federal Home Loan Bank of NY (FHLB) stock, at cost                                  47,050              39,505
                                                                                     -----------         -----------
         Total investment securities and other instruments not pledged                   361,409             360,468
                                                                                     -----------         -----------
         Total investment securities and other instruments                             2,741,206           2,882,130
                                                                                     -----------         -----------

   Loans:
      Mortgage loans held for sale, at lower of cost or market                         1,645,779           1,354,605
      Loans receivable, net                                                              531,763             398,191
                                                                                     -----------         -----------
         Total loans                                                                   2,177,542           1,752,796
                                                                                     -----------         -----------

   Receivables and mortgage servicing advances                                            54,404              56,951
   Broker dealer's operations receivable                                                  27,893              43,111
   Accrued interest receivable                                                            49,482              49,733
   Servicing assets, net                                                                 152,683             139,795
   Property, leasehold improvements and equipment, net                                    83,269              67,469
   Cost in excess of fair value of net assets acquired, net                                9,382               9,692
   Real estate held for sale, net                                                          6,570               6,258
   Prepaid expenses and other assets                                                      31,820              27,132
                                                                                     -----------         -----------
         Total assets                                                                $ 5,909,914         $ 5,463,386
                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Securities sold under agreements to repurchase                                    $ 2,501,645         $ 2,275,855
   Loans payable                                                                         241,307             372,620
   Deposits                                                                            1,493,946           1,303,525
   Notes payable                                                                         479,872             444,746
   Advances from FHLB                                                                    487,500             389,000
   Broker dealer's operations payable                                                     28,031              43,512
   Accrued expenses and other liabilities                                                133,832             128,418
                                                                                     -----------         -----------
         Total liabilities                                                             5,366,133           4,957,676
                                                                                     -----------         -----------

   Commitments and contingencies
                                                                                     -----------         -----------
STOCKHOLDERS' EQUITY:
   Preferred Stock ($1 par value, 10,000,000 shares authorized) at aggregate
      liquidation preference                                                             124,750             124,750
   Common stock, $1 par value, 200,000,000 shares authorized; 42,777,934 and
      42,449,134 shares issued in 2001 and 2000, respectively; 42,721,934 and
      42,393,134 shares outstanding in 2001 and 2000, respectively                        42,778              42,449
   Paid-in capital                                                                        68,660              64,319
   Legal surplus                                                                           5,982               5,982
   Retained earnings                                                                     315,689             265,396
   Accumulated other comprehensive (loss) income, net of taxes                           (14,022)              2,870
   Treasury stock at par value, 56,000 shares held                                           (56)                (56)
                                                                                     -----------         -----------
      Total stockholders' equity                                                         543,781             505,710
                                                                                     -----------         -----------
      Total liabilities and stockholders' equity                                     $ 5,909,914         $ 5,463,386
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

                           DORAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                        -----------------------------------------------------------
                                                                               QUARTER ENDED                SIX MONTH PERIOD ENDED
                                                                                  JUNE 30,                          JUNE 30,
                                                                        ------------------------------------------------------------
                                                                          2001            2000            2001             2000
                                                                        --------        --------        ---------        ---------
Interest income:
    Loans                                                               $ 39,108        $ 30,645        $  74,932        $  55,076
    Mortgage-backed securities                                            23,999          21,023           44,403           40,260
    Investment securities                                                 16,819          23,613           40,067           46,219
    Other interest-earning assets                                          5,825           4,914           12,492           10,144
                                                                        --------        --------        ---------        ---------
         Total interest income                                            85,751          80,195          171,894          151,699
                                                                        --------        --------        ---------        ---------

Interest expense:
    Loans payable                                                          4,220           9,162            9,823           16,715
    Securities sold under agreements to repurchase                        30,212          34,111           63,416           62,994
    Deposits                                                              17,782          15,134           35,666           28,238
    Other borrowed funds                                                  16,911          11,150           32,644           22,156
                                                                        --------        --------        ---------        ---------
         Total interest expense                                           69,125          69,557          141,549          130,103
                                                                        --------        --------        ---------        ---------

         Net interest income                                              16,626          10,638           30,345           21,596
Provision for loan losses                                                    981             807            2,067            1,655
                                                                        --------        --------        ---------        ---------
         Net interest income after provision for loan losses              15,645           9,831           28,278           19,941
                                                                        --------        --------        ---------        ---------

Non-interest income:
    Net gain on mortgage loan sales and fees                              45,462          31,618           91,357           55,754
    Trading account                                                       (4,048)         (1,339)         (14,870)            (412)
    Gain (loss) on sale of investment securities                            (628)            135            2,215            3,434
    Servicing income                                                       7,509           6,542           14,504           13,003
    Commissions, fees and other income                                     4,391           2,195            7,887            4,293
                                                                        --------        --------        ---------        ---------
         Total non-interest income                                        52,686          39,151          101,093           76,072
                                                                        --------        --------        ---------        ---------

Non-interest expense:
    Compensation and benefits, net (See Note f)                           12,506           9,917           23,608           19,450
    Taxes, other than payroll and income taxes                             1,121             739            2,217            1,783
    Maintenance                                                              595             403            1,018              706
    Advertising                                                            2,653           1,777            4,458            3,880
    Professional services                                                  1,457           1,261            2,830            2,269
    Telephone                                                              1,292             940            2,241            1,925
    Rent                                                                   1,810           1,793            3,256            3,173
    Amortization of servicing assets                                       5,258           3,487           10,010            6,408
    Depreciation and amortization                                          2,552           1,699            4,744            3,227
    Other, (See Note f)                                                    4,268           3,287            8,278            6,920
                                                                        --------        --------        ---------        ---------
         Total non-interest expense                                       33,512          25,303           62,660           49,741
                                                                        --------        --------        ---------        ---------

         Income before income taxes and cumulative gain
         effect of change in accounting principle                         34,819          23,679           66,711           46,272
Income taxes                                                               4,224           3,080            8,053            5,397
                                                                        --------        --------        ---------        ---------
         Income before cumulative gain effect of change
         in accounting principle                                          30,595          20,599           58,658           40,875
         Cumulative gain effect of change in accounting principle             --              --            5,929               --
                                                                        --------        --------        ---------        ---------
         Net income                                                     $ 30,595        $ 20,599        $  64,587        $  40,875
                                                                        ========        ========        =========        =========

Net income available to common shareholders                             $ 28,243        $ 19,290        $  59,883        $  38,089
                                                                        ========        ========        =========        =========
Earnings per common share:
   Basic:
     Income before cumulative gain effect of change in
       accounting principle                                             $   0.66        $   0.46        $    1.27        $    0.92
     Cumulative gain effect of change in accounting principle                 --              --             0.14               --
                                                                        --------        --------        ---------        ---------
     Net Income                                                         $   0.66        $   0.46        $    1.41        $    0.92
                                                                        ========        ========        =========        =========
   Diluted:
     Income before cumulative gain effect of change in
       accounting principle                                             $   0.65        $   0.46        $    1.25        $    0.92
     Cumulative gain effect of change in accounting principle                 --              --             0.13               --
                                                                        --------        --------        ---------        ---------
     Net Income                                                         $   0.65        $   0.46        $    1.38        $    0.92
                                                                        ========        ========        =========        =========

    The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                 SIX MONTH PERIOD ENDED
                                                                                       JUNE 30,
                                                                              ----------------------------
                                                                                2001               2000
                                                                              ---------          ---------
PREFERRED STOCK:
      Balance at beginning of period                                          $ 124,750          $  83,210
      Shares converted (8% convertible)                                              --             (8,460)
                                                                              ---------          ---------
          Balance at end of period                                              124,750             74,750
                                                                              ---------          ---------

COMMON STOCK:
      Balance at beginning of period                                             42,449             40,485
      Shares converted                                                               --              1,934
      Shares issued under stock option plan                                         329                 --
                                                                              ---------          ---------
          Balance at end of period                                               42,778             42,419
                                                                              ---------          ---------

PAID-IN CAPITAL:
      Balance at beginning of period                                             64,319             59,115
      Shares converted                                                               --              6,526
      Shares issued under stock option plan                                       4,341                 --
                                                                              ---------          ---------
          Balance at end of period                                               68,660             65,641
                                                                              ---------          ---------

LEGAL SURPLUS:                                                                    5,982              3,596
                                                                              ---------          ---------
RETAINED EARNINGS:
      Balance at beginning of period                                            265,396            205,875
      Net income                                                                 64,587             40,875
      Cash dividends declared on common stock                                    (9,590)            (7,471)
      Cash dividends declared on preferred stock                                 (4,704)            (2,786)
                                                                              ---------          ---------
          Balance at end of period                                              315,689            236,493
                                                                              ---------          ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAXES:
      Balance at beginning of period                                              2,870             (7,243)
      Net change in the fair value of investment securities
         available for sale, net of deferred taxes                              (16,892)              (960)
                                                                              ---------          ---------
          Balance at end of period                                              (14,022)            (8,203)
                                                                              ---------          ---------

TREASURY STOCK AT COST:                                                             (56)               (56)
                                                                              ---------          ---------

Total stockholders' equity                                                    $ 543,781          $ 414,640
                                                                              =========          =========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                      QUARTER ENDED          SIX MONTH PERIOD
                                                                                          JUNE 30,              ENDED JUNE 30,
                                                                                    --------------------     --------------------
                                                                                     2001         2000        2001         2000
                                                                                    -------      -------     -------      -------
Net income                                                                          $30,595      $20,599     $64,587      $40,875
                                                                                    -------      -------     -------      -------

Other comprehensive (loss) income, net of tax:
  Unrealized net (losses) gains on securities arising during the period (net of taxes of $233,000 - 2001 and $274,000 - 2000 for the quarter, and $387,000 -
   2001 and $925,000 - 2000 for the six months)                                     (10,254)         429     (17,712)       1,447


Amortization of unrealized loss on securities reclassified to held to maturity
   (net of taxes of $13,000 - 2001 for the quarter and $43,000 - 2001 for the
   six months)                                                                           89           --         300           --

  Reclassification adjustment for losses (gains) included in net income (net of taxes of $150,000 - 2001 and $78,000 - 2000 for the quarter, and $154,000 -
   2001 and $1.5 million - 2000 for the six months)                                    1,045          122      (1,080)      (2,407)
                                                                                     -------      -------     -------      -------
Other comprehensive (loss) income before cumulative gain
   effect of change in accounting principle                                          (9,120)         551     (18,492)        (960)
                                                                                    -------      -------     -------      -------

Cumulative gain effect of change in accounting principle                                 --           --       1,600           --
                                                                                    -------      -------     -------      -------
Other comprehensive income (loss)                                                    (9,120)         551     (16,892)        (960)
                                                                                    -------      -------     -------      -------
Comprehensive income, net of taxes                                                  $21,475      $21,150     $47,695      $39,915
                                                                                    =======      =======     =======      =======

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                       Six Month Period Ended
                                                                                                              June 30,
                                                                                                   -------------------------------
                                                                                                      2001                2000
                                                                                                   -----------         -----------
Cash flows from operating activities:
  Net income ..............................................................................        $    64,587         $    40,875
                                                                                                   -----------         -----------
  Adjustments to reconcile net income to net cash used in operating activities:
    Cumulative gain effect of change in accounting principle ..............................             (5,929)                 --
    Depreciation and amortization .........................................................              4,434               2,911
    Amortization of interest-only strips held in trading accounts .........................             12,799               5,817
    Amortization of cost in excess of fair value of net assets acquired ...................                310                 316
    Amortization of servicing assets ......................................................             10,010               6,408
    Deferred tax provision ................................................................              2,479               2,723
    Provision for loan losses .............................................................              2,067               1,655
    Origination and purchases of mortgage loans held for sale .............................         (1,776,230)         (1,417,425)
    Principal repayment and sales of mortgage loans held for sale .........................            667,403             657,017
    Purchases of trading securities .......................................................         (1,720,823)           (521,229)
    Principal repayments and sales of trading securities ..................................          2,371,406             766,376
    Increase in interest only strips, net .................................................            (58,039)            (27,240)
    Increase in servicing assets ..........................................................            (22,898)            (22,243)
    Decrease (Increase) in receivables and mortgage servicing advances ....................              2,547             (11,912)
    Decrease in broker dealer's operations receivable .....................................             15,218              75,958
    Decrease (Increase) in accrued interest receivable ....................................                251              (7,126)
    Decrease in payable related to short sale .............................................            (49,363)                 --
    (Decrease) Increase in interest payable ...............................................             (6,094)              2,843
    Decrease in broker dealer's operations payable ........................................            (15,481)            (72,595)
    Increase in accounts payable and other liabilities ....................................             10,068              19,496
    Increase in prepaid expenses and other assets .........................................             (4,688)             (8,441)
                                                                                                   -----------         -----------
        Total adjustments .................................................................           (560,553)           (546,691)
                                                                                                   -----------         -----------
        Net cash used in operating activities .............................................           (495,966)           (505,816)
                                                                                                   -----------         -----------
  Cash flows from investing activities:
    Purchase of securities held to maturity ...............................................           (239,637)            (93,536)
    Principal repayments and maturities of securities held to maturity ....................            657,057               4,745
    Origination of loans receivable .......................................................           (189,933)           (184,800)
    Principal repayments of loans receivable ..............................................             55,258              85,655
    Purchases of securities available for sale ............................................         (1,450,766)           (357,401)
    Principal repayments and sales of  securities available for sale ......................          1,381,159             180,225
    Purchase of FHLB stock ................................................................             (7,545)            (10,300)
    Purchase of property, leasehold improvements and equipment ............................            (20,234)            (17,933)
    Increase in real estate held for sale .................................................               (312)             (2,316)
                                                                                                   -----------         -----------
        Net cash provided by (used in) investing activities ...............................            185,047            (395,661)
                                                                                                   -----------         -----------
  Cash flows from financing activities:
    Increase in deposits ..................................................................            190,421             170,472
    Increase in securities sold under agreements to repurchase ............................            225,790             447,010
    (Decrease) increase in loans payable ..................................................            (81,950)            130,143
    Issuance of common stock ..............................................................              4,670                  --
    Increase in FHLB advances .............................................................             98,500             110,000
    Increase in notes payable .............................................................             35,126               6,980
    Dividends declared and paid ...........................................................            (14,294)            (10,257)
                                                                                                   -----------         -----------
        Net cash provided by financing activities .........................................            458,263             854,348
                                                                                                   -----------         -----------
  Net increase (decrease) in cash and cash equivalents ....................................            147,344             (47,129)
  Cash and cash equivalents at beginning of period ........................................            428,319             396,029
                                                                                                   -----------         -----------
  Cash and cash equivalents at the end of period ..........................................        $   575,663         $   348,900
                                                                                                   ===========         ===========
  Cash and cash equivalent includes:
     Cash and due from banks ..............................................................        $    47,468         $    26,353
     Money market investments .............................................................            528,195             322,547
                                                                                                   -----------         -----------
                                                                                                   $   575,663             348,900
                                                                                                   ===========         ===========
  Supplemental schedule of non-cash activities
     Loan securitizations .................................................................        $   532,602         $   443,797
                                                                                                   ===========         ===========
     Reclassification of investments held to maturity to available for sale category ......        $   110,000         $        --
                                                                                                   ===========         ===========
     Reclassification of investments held to maturity to trading category .................        $   130,000         $        --
                                                                                                   ===========         ===========
     Conversion of preferred stock ........................................................        $        --         $     8,460
                                                                                                   ===========         ===========
  Supplemental cash flows information:
     Cash used to pay interest ............................................................        $   147,643         $   127,260
                                                                                                   ===========         ===========
     Cash used to pay income taxes ........................................................        $     3,740         $     4,764
                                                                                                   ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), SANA Investment Mortgage Bankers, Inc. ("SANA"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank ("Doral Bank PR"), Doral Bank, FSB ("Doral Bank NY"), Doral Money, Inc., Doral International, Inc., Doral Properties, Inc. ("Doral Properties") and Doral Insurance Agency, Inc. ("Doral Agency"). References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report for the year ended December 31, 2000, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarter and six month periods ended June 30, 2001 and 2000 were as follows:

                                                                       QUARTER ENDED         SIX MONTH PERIOD ENDED
                                                                          JUNE 30,                  JUNE 30,
                                                                    ------------------       ----------------------

                                                                     2001         2000         2001         2000
                                                                     ----         ----         ----         ----
          8% Convertible Cumulative Preferred Stock                 $   --       $   --       $   --       $20.00
          7% Noncumulative Monthly Income Preferred Stock           $ 0.88       $ 0.88       $ 1.76       $ 1.76
          8.35% Noncumulative Monthly Income Preferred Stock        $ 0.52       $   --       $ 1.04       $   --
          Common Stock                                              $ 0.13       $ 0.10       $ 0.23       $ 0.18

d. At June 30, 2001, escrow funds include approximately $87.4 million deposited with Doral Bank PR. These funds are included in the Company's financial statements. Escrow funds also include approximately $2.1 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


FOR SIX MONTH PERIOD ENDED JUNE 30, 2001:
(Dollars in thousands, except per share data)                          INCOME           SHARES          PER SHARE
                                                                     ----------       ------------      ----------
                                                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                                     -----------      -------------       ------

Income before cumulative gain effect of change
   in accounting principle ....................................      $   58,658
     Less: Nonconvertible preferred stock dividend ............          (4,704)
                                                                     ----------

Basic EPS
Income available to common shareholders before
   cumulative gain effect of change in accounting
   principle ..................................................      $   53,954       42,604,121      $     1.27
                                                                     ==========       ==========

Cumulative gain effect of change in accounting
   principle ..................................................      $    5,929       42,604,121            0.14
                                                                     ==========       ==========      ----------

       Net income available to common shareholders ............      $   59,883       42,604,121      $     1.41
                                                                     ==========       ==========      ==========

Diluted EPS

Income available to common shareholders
   before cumulative gain effect of change in
   accounting principle .......................................      $   53,954       42,604,121

Effect of dilutive securities

   Incremental shares issuable upon exercise of stock
      options .................................................                          671,908
                                                                     ----------       ----------

   Income available to common shareholders before
      cumulative gain effect of change in accounting
      principle ...............................................      $   53,954       43,276,029      $     1.25
                                                                     ==========       ==========

   Cumulative gain effect of change in accounting
      principle ...............................................      $    5,929       43,276,029            0.13
                                                                     ==========       ==========      ----------

          Net income available to common shareholders .........      $   59,883       43,276,029      $     1.38
                                                                     ==========       ==========      ==========

FOR SIX MONTH PERIOD ENDED JUNE 30, 2000:
(Dollars in thousands, except per share data)                          INCOME           SHARES          PER SHARE
                                                                     ----------       ------------      ----------
                                                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                                     -----------      -------------       ------

Net income ....................................................      $   40,875
     Less: Convertible preferred stock dividend ...............            (169)
     Less: Nonconvertible preferred stock dividend ............          (2,617)
                                                                     ----------

Basic and Diluted EPS
     Net income available to common shareholders ..............      $   38,089       41,395,777      $     0.92
                                                                     ==========       ==========      ==========


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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:


(In thousands)                                                          QUARTER ENDED             SIX MONTH PERIOD ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                 ----------------------------------------------------------
                                                                  2001             2000             2001             2000
                                                                --------         --------         --------         --------
        Employee costs, gross                                   $ 19,593         $ 16,071         $ 36,638         $ 32,215
        Deferred costs pursuant to SFAS No. 91                    (7,087)          (6,154)         (13,030)         (12,765)
                                                                --------         --------         --------         --------
             Employee cost, net                                 $ 12,506         $  9,917         $ 23,608         $ 19,450
                                                                ========         ========         ========         ========

        Other expenses, gross                                   $  6,753         $  5,424         $ 12,803         $ 10,496
        Deferred costs pursuant to SFAS No. 91                    (2,485)          (2,137)          (4,525)          (3,576)
                                                                --------         --------         --------         --------
             Other expenses, net                                $  4,268         $  3,287         $  8,278         $  6,920
                                                                ========         ========         ========         ========

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


   (In thousands)
                               Mortgage                            Broker     Insurance
                               Banking           Banking           Dealer       Agency     Eliminations       Totals
                            ----------------- ----------------- ------------- ------------ -------------  ------------------
                                                               QUARTER ENDED JUNE 30, 2001
                            ------------------------------------------------------------------------------------------------
    Net interest income          $    4,741          11,575           615          --           (305)       $   16,626
    Non-interest income          $   43,867           6,424         2,148       1,135           (888)       $   52,686
    Net income                   $   24,949           5,980           378         478         (1,190)       $   30,595
    Identifiable assets          $2,751,872       3,128,694       401,027       1,587       (373,266)       $5,909,914


                                                               QUARTER ENDED JUNE 30, 2000
                            ------------------------------------------------------------------------------------------------
    Net interest income          $   (1,694)         11,578           530          --            224        $   10,638
    Non-interest income          $   36,067           1,409         2,218          --           (543)       $   39,151
    Net income                   $   12,441           7,948           529          --           (319)       $   20,599
    Identifiable assets          $3,021,700       2,296,407       838,771          --       (767,151)       $5,389,727

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)
                          Mortgage                             Broker           Insurance
                          Banking            Banking           Dealer            Agency           Eliminations          Totals
                      ----------------    --------------    -------------    ---------------    ----------------    ---------------
                                                          SIX MONTH PERIOD ENDED JUNE 30, 2001
                      -------------------------------------------------------------------------------------------------------------
Net interest income     $        5,600            23,753            1,161                 --               (169)      $      30,345
Non-interest income     $       81,645            15,108            4,042              1,733             (1,435)      $     101,093
Net income              $       48,718            16,014              632                825             (1,602)      $      64,587
Identifiable assets     $    2,751,872         3,128,694          401,027              1,587           (373,266)      $   5,909,914


                                                          SIX MONTH PERIOD ENDED JUNE 30, 2000
                      -------------------------------------------------------------------------------------------------------------
Net interest income     $     (2,347)            22,227            1,209                 --                 507       $     21,596
Non-interest income     $      68,659             4,490            4,018                 --              (1,095)      $     76,072
Net income              $      28,510            12,084              868                 --                (587)      $     40,875
Identifiable assets     $   3,021,700         2,296,407          838,771                 --            (767,151)      $  5,389,727


h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available for sale and held to maturity are shown below by category.

   1. The following table summarizes Doral Financial's holdings of trading securities as of June 30, 2001 and December 31, 2000.

               TRADING SECURITIES                               JUNE 30,           DECEMBER 31,
               (IN THOUSANDS)                                     2001               2000
                                                               ----------         ------------
               Mortgage-backed securities ............         $  875,245         $  958,731
               Interest-only strips ..................            182,892            137,652
               U.S. Treasury and agencies ............                217                126
               Puerto Rico government obligations ....              2,548              1,397
               Other .................................              3,475              4,032
                                                               ----------         ----------
                  Total ..............................         $1,064,377         $1,101,938
                                                               ==========         ==========

2. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available for sale securities as of June 30, 2001 and December 31, 2000.

Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2001
(Dollars in thousands)                                                                                            WEIGHTED
                                           AMORTIZED        UNREALIZED       UNREALIZED         MARKET            AVERAGE
                                              COST             GAINS           LOSSES            VALUE              YIELD
                                           ---------        ----------       ----------         ------            ---------
MORTGAGE-BACKED SECURITIES
      GNMA
       Due over ten years                   $197,310          $   226          $  1,491          $196,045           6.56%
      FHLMC AND FNMA
       Due over ten years                    287,432               31             3,681           283,782           6.50%
DEBT SECURITIES
      FEDERAL HOME LOAN BANK NOTES
       Due over ten years                     50,000               --                --            50,000           7.10%
      US TREASURY
       Due over ten years                    203,917              204             5,153           198,968           5.89%
                                            --------          -------          --------          --------           ----
                                            $738,659          $   461          $ 10,325          $728,795           6.39%
                                            ========          =======          ========          ========           ====

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2000
(Dollars in thousands)                                                                                           WEIGHTED
                                           AMORTIZED        UNREALIZED       UNREALIZED         MARKET            AVERAGE
                                              COST             GAINS           LOSSES            VALUE             YIELD
                                           ---------        ----------       ----------         ------            ---------

MORTGAGE-BACKED SECURITIES
      GNMA
       Due within a year                    $ 10,394          $   103          $     86          $ 10,411           7.29%
      FHLMC AND FNMA
       Due within a year                      66,195            1,181                --            67,376           7.55%
DEBT SECURITIES
      FEDERAL HOME LOAN BANK NOTES
       Due over ten years                     22,981            1,081                --            24,062           6.32%
      US TREASURY
       Due within a year                      10,565              610                --            11,175           6.25%
       Due over ten years                     63,826            5,524                --            69,350           6.25%
                                            --------          -------          --------          --------           ----
                                            $173,961          $ 8,499          $     86          $182,374           6.80%
                                            ========          =======          ========          ========           ====

3. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of June 30, 2001 and December 31, 2000.

Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


SECURITIES HELD TO MATURITY
AS OF JUNE 30, 2001
(Dollars in thousands)                                                                                           WEIGHTED
                                           AMORTIZED       UNREALIZED        UNREALIZED          MARKET           AVERAGE
                                             COST             GAINS             LOSSES            VALUE           YIELD
                                           ---------       ----------        ----------          ------          --------
MORTGAGE-BACKED SECURITIES
   GNMA
       Due from five to ten years           $  2,008          $    54          $     --          $  2,062           6.61%
       Due over ten years                     19,039              693                --            19,732           6.99%
   CMO CERTIFICATES
       Due from one to five years              3,170               --                15             3,155           6.10%
       Due from five to ten years              5,076               --                24             5,052           6.21%
       Due over ten years                    114,306              486             1,455           113,337           5.87%
DEBT SECURITIES
   FEDERAL FARM CREDIT NOTES
       Due from five to ten years              5,000               63                --             5,063           6.22%
   FEDERAL HOME LOAN BANK NOTES
       Due within a year                       8,852              123                --             8,975           6.77%
       Due from one to five years              5,000               57                --             5,057           7.08%
       Due from five to ten years             30,000               13               313            29,700           7.03%
       Due over ten years                    542,232            8,644                89           550,787           6.70%
   ZERO COUPON
       Due over ten years                     91,526              203                25            91,704           6.78%
   PR HOUSING BANK NOTES
       Due over ten years                      3,340               --                --             3,340           6.20%
   U.S. TREASURY
       Due within a year                       3,292                5                --             3,297           5.50%
       Due over ten years                     57,773              555             2,422            55,906           5.35%
   ECONOMIC DEVELOPMENT BANK NOTES
       Due from one to five years              2,000               --                --             2,000           6.60%
       Due from five to ten years              6,345               10                --             6,355           6.14%
       Due over ten years                      2,000               15                --             2,015           7.00%
   OTHER
       Due from one to five years                 25               --                --                25           6.20%
                                            --------          -------          --------          --------           ----
                                            $900,984          $10,921          $  4,343          $907,562           6.50%
                                            ========          =======          ========          ========           ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2000
(Dollars in thousands)                                                                                                 WEIGHTED
                                             AMORTIZED         UNREALIZED         UNREALIZED          MARKET            AVERAGE
                                                COST              GAINS              LOSSES            VALUE             YIELD
                                             ---------         ----------         ----------          ------            -------
MORTGAGE-BACKED SECURITIES
   GNMA
       Due from five to ten years           $    2,510          $    66          $       --          $    2,576           6.60%
       Due over ten years                       21,239              754                  --              21,993           6.99%

   CMO CERTIFICATES
       Due from one to five years                3,205               --                  15               3,190           6.12%
       Due from five to ten years                5,288               --                  26               5,262           6.23%
       Due over ten years                      123,299              582                 979             122,902           5.95%

DEBT SECURITIES
   FEDERAL FARM CREDIT NOTES
       Due from one to five years                4,906              169                  --               5,075           6.22%
       Due from five to ten years                9,996              141                  --              10,137           6.41%

   FEDERAL HOME LOAN BANK NOTES
       Due within a year                        34,380               --                  63              34,317           6.94%
       Due from one to five years               26,999               49                  38              27,010           7.27%
       Due from five to ten years               70,595              350                 138              70,807           7.69%
       Due over ten years                      591,553            5,219               5,559             591,213           6.78%

   ZERO COUPON
       Due from five to ten years              196,922               --               8,222             188,700           7.50%
       Due over ten years                      158,591           20,748                  45             179,294           7.85%

   PR HOUSING BANK NOTES
       Due over ten years                        3,390               --                  --               3,390           6.20%

   US TREASURY
       Due within a year                         5,035            1,102               1,097               5,040           5.68%
       Due from five to ten years               70,031            3,819                  --              73,850           6.00%
       Due over ten years                      225,029            4,024               2,314             226,739           5.51%

   ECONOMIC DEVELOPMENT BANK NOTES
       Due from one to five years                2,000               --                  --               2,000           6.60%
       Due from five to ten years                1,345               --                  --               1,345           6.68%
       Due over ten years                        2,000               --                  --               2,000           7.00%
                                            ----------          -------          ----------          ----------           ----
                                            $1,558,313          $37,023          $   18,496          $1,576,840           6.74%
                                            ==========          =======          ==========          ==========           ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


i. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:



LOANS RECEIVABLE, NET
(Dollars in thousands)                           AS OF JUNE 30, 2001                   AS OF DECEMBER 31, 2000
                                           ------------------------------          ------------------------------
                                             AMOUNT             PERCENT              AMOUNT             PERCENT
                                           ---------           ---------            ---------           -------
Construction loans                         $ 295,134                  53%           $ 238,393                54%
Residential mortgage loans                    61,122                  11%              74,862                17%
Commercial real estate                        77,991                  14%              38,353                 9%
Consumer-- secured by mortgage                 1,131                  (3)               2,107                 1%
Consumer-- other                              21,660                   4%              16,652                 4%
Commercial non-real estate                    50,897                   9%              32,501                 7%
Loans on saving deposits                       9,846                   2%              10,836                 2%
Land secured                                  40,382                   7%              26,935                 6%
                                           ---------           ---------            ---------           -------
   Loans receivable, gross(1)                558,163                 100%             440,639               100%
                                           ---------           ---------            ---------           -------
Less:
   Undisbursed portion of loans
        in process                           (14,005)                                 (35,134)
   Unearned interest and deferred
        loan fees                             (6,767)                                  (2,476)
   Allowance for loan losses(2)               (5,628)                                  (4,838)
                                           ---------                                ---------
                                             (26,400)                                 (42,448)
                                           ---------                                ---------
  Loans receivable, net                    $ 531,763                                $ 398,191
                                           =========                                =========

-------------------

         (1) Does not include mortgage loans held for sale by Doral Financial of $1.6 billion as of June 30, 2001 and $1.4 billion as of December 31, 2000.
         (2) Does not include $5.3 million and $4.5 million of allowance for loan losses allocated to mortgage loans held for sale as of June 30, 2001 and December 31, 2000, respectively.
         (3)      Less than one percent.

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

         SFAS No. 133, as amended, standardizes accounting for derivative instruments by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Changes in the fair value of derivative instruments are accounted for as current income or other comprehensive income, depending on their intended use and designation.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         For transactions that qualify for hedge accounting, SFAS No. 133 provides for a matching of the timing of gain or loss recognition on the hedging instrument with the recognition in earnings of (a) the changes in the fair value of the hedged asset, liability or a firm commitment that are attributable to the hedged risk or (b) the effect of the exposure to the variability of cash flows from the hedged asset, liability or forecasted transaction. Although the Company enters into derivative transactions for hedging purposes, it generally does not designate derivatives as hedges for accounting purposes. At June 30, 2001, none of the Company's derivatives were designated as hedges.

         As part of the implementation of SFAS No. 133, the Company reclassified $110 million of its held to maturity securities as available for sale and $130 million as trading securities. As a result of this reclassification, the Company recognized a gain of $1.6 million (net of tax) in other comprehensive income and a gain of $5.9 million (net of tax) in the income statement as cumulative effect of a change in accounting principle. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities until their maturity.

         In connection with the adoption of the SFAS No. 133, the Company also recognized the fair value of $100 million of interest rate swaps previously excluded from the financial statements, valued at an after tax loss of $196,000. All other derivative instruments remain classified as securities held for trading and were previously recorded at fair value.

l. At June 30, 2001 and December 31, 2000, money market investments include $338.9 million and $134.5 million, respectively, of pledged money market investments.

m. Certain amounts reflected in the 2000 Consolidated Financial Statements have been reclassified to conform to the presentation for 2001.

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

         Doral Financial is currently in its 29th year of operations. Doral Financial is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased during the quarters ended June 30, 2001 and 2000 by Doral Financial was approximately $1.1 billion and $820.5 million, respectively. For the six month periods ended June 30, 2001 and 2000, the volume of loans originated and purchased was approximately $2.0 billion and $1.6 billion, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $9.4 billion as of June 30, 2001, from $8.2 billion as of June 30, 2000, representing an increase of 15%. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and purchases of mortgage loans on a servicing released basis.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities. At June 30, 2001, Doral Financial held securities for trading with a fair market value of $1.1 billion, approximately $791.3 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included in operations as part of trading account.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of June 30, 2001, Doral Financial held approximately $901.0 million in securities and other investments that are classified as held to maturity. As of June 30, 2001, Doral Financial also held $728.8 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

         For the quarters ended June 30, 2001 and 2000, Doral Financial's banking subsidiaries contributed approximately $6.0 million and $8.0 million, or 20% and 38%, respectively, to the Company's consolidated net income. The decrease in net income was principally the result of the prepayment of a substantial amount of investment securities that were reinvested at lower rates. For the first half of 2001 and 2000, Doral Financial's banking subsidiaries contributed approximately $16.0 million and $12.1 million or 25% and 30% respectively, to Doral Financial's consolidated net income.

         The Company's broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides retail and institutional brokerage, financial advisory and investment banking services in Puerto Rico. For the quarters ended June 30, 2001 and 2000, Doral Securities' net income was approximately $378,000 and $529,000, respectively. For the six month periods ended June 30, 2001 and 2000, Doral Securities' net income was approximately $632,000 and $868,000, respectively. Assets in customer brokerage accounts increased to $308.0 million as of June 30, 2001, from $258.4 million as of June 30, 2000, representing an increase of 19%.

         Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Agency, which commenced operations during December 2000. For the quarter and six months ended June 30, 2001, Doral Agency's net income was approximately $478,000 and $825,000, respectively.

         For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial's mortgage banking, banking, investment broker-dealer and insurance sales activities segments, please refer to note "g" of Doral Financial's Consolidated Financial Statements (unaudited).

         Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial's principal mortgage units, is organized as an operating division within the parent company. As of June 30, 2001, Doral Financial had assets of $2.8 billion at the parent company level.

RESULTS OF OPERATIONS FOR THE QUARTERS

         Doral Financial's results of operations are mainly the result of: (1) the level of loan production; (2) the behavior of the mortgage loan servicing portfolio; (3) the various components of Doral Financial's revenues; (4) the elements of risk inherent to loan activities; and (5) Doral Financial's ability to manage its liquidity demands and capital resources. These factors are, in turn, primarily influenced by: (a) the direction of interest rates; (b) the level of demand for mortgage credit; (c) the strength of the economy in Puerto Rico; and (d) the relationship between interest rates and the cost of funds.

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:


TABLE A                                                        QUARTER ENDED                      SIX MONTH PERIOD
LOAN PRODUCTION                                                   JUNE 30,                           ENDED JUNE 30,
                                                           ----------------------             ----------------------------
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN
BALANCE)
                                                            2001            2000               2001                2000
                                                           ------          ------              ------              -----
FHA/VA mortgage loans
         Number of loans .........................             1,463            1,485              3,097              3,359
         Volume of loans .........................        $  135,620         $145,731         $  283,448         $  311,319
         Percent of total volume .................                13%              18%                14%                19%

Conventional conforming mortgage loans
         Number of loans .........................             2,843            1,582              5,481              6,266
         Volume of loans .........................        $  309,331         $141,092         $  585,111         $  333,131
         Percent of total volume .................                29%              17%                30%                21%

Conventional non - conforming mortgage loans(1)(2)
         Number of loans .........................             5,014            4,738              9,358              7,744
         Volume of loans .........................        $  464,407         $406,917         $  869,065         $  701,675
         Percent of total volume .................                44%              50%                44%                44%

Other(3)
         Number of loans .........................               411              318                823                618
         Volume of loans .........................        $  141,496         $126,727         $  228,539         $  256,100
         Percent of total volume .................                14%              15%                12%                16%

Total loans
         Number of loans .........................             9,731            8,123             18,759             17,987
         Volume of loans .........................        $1,050,854         $820,467         $1,966,163         $1,602,225

Average initial loan balance .....................        $  107,990         $101,005         $  104,812         $   89,077

------------------------

(1) Includes $12.5 million and $17.6 million in second mortgages for the quarters ended June 30, 2001 and 2000, respectively and $29.6 million and $29.9 million in second mortgages for the six month periods ended June 30, 2001 and 2000.
(2) Includes $43.0 million and $15.8 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended June 30, 2001 and 2000, respectively, and $73.8 million and $34.0 million for the six month periods ended June 30, 2001 and 2000.
(3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

       A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the six months ended June 30, 2001 and 2000, refinance loans represented approximately 53% and 43%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that reduces refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

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

       The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:


TABLE B
LOAN ORIGINATION SOURCES

                                                                 SIX MONTH PERIOD ENDED JUNE 30
                                                    ----------------------------------------------------------------
                                                                    2001                           2000
                                                     -------------------------------   -----------------------------
                                                      PUERTO RICO    US        TOTAL   PUERTO RICO   US       TOTAL
                                                     ------------    --        -----   -----------   --       -----
Retail ...........................................        54%        1%        55%        36%        --        36%
Wholesale ........................................        31%        -         31%        39%         1%       40%
New Housing Developments .........................         8%        -          8%         9%        --         9%
Multi-family .....................................        --         2%         2%        --          2%        2%
Other(1) .........................................         4%        -          4%        13%        --        13%

(1) Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

         Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases servicing rights in bulk. During the second quarters of 2001 and 2000, Doral Financial purchased servicing rights to approximately $106.0 million and $51.6 million, respectively, in principal amount of mortgage loans. For the six months period ended June 30, 2001 and 2000, the Company purchased servicing rights to approximately $159.4 and $119.5 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

       The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:


TABLE C
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                          AS OF JUNE 30,
                                                                    -----------------------------
                                                                      2001                2000
                                                                    ----------         ----------
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA .......................................................        $3,260,505         $2,905,448
FHLMC/FNMA .................................................         2,466,048          2,189,885
Doral Financial grantor trusts .............................            76,646             96,582
Other conventional mortgage loans(1) .......................         3,597,671          3,049,868
                                                                    ----------         ----------
Total servicing portfolio ..................................        $9,400,870         $8,241,783
                                                                    ==========         ==========

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans ............................................           132,072            122,381
Weighted average interest rate .............................              7.65%              7.71%
Weighted average remaining maturity (months) ...............               251                250
Weighted average servicing fee rate ........................             .3254%             .3490%
Average servicing portfolio ................................        $9,111,044         $7,935,552
Principal prepayments ......................................        $  612,675         $  284,926
Prepayments to average portfolio (annualized) ..............                13%                 8%
Average size of loans prepaid ..............................        $   67,856         $   47,951

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT
   PERIOD END:
60-89 days past due ........................................              1.37%              1.34%
90 days or more past due ...................................              1.99%              2.23%
                                                                    ----------         ----------
Total delinquencies excluding foreclosures .................              3.36%              3.57%
                                                                    ==========         ==========
Foreclosures pending .......................................              1.34%              1.11%
                                                                    ==========         ==========

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio ..............................        $8,804,706         $7,633,181
Add:
       Loans funded and purchased(2) .......................         1,244,235          1,126,534
       Bulk servicing acquired .............................           159,391            119,451
Less:
       Servicing sales transferred .........................           138,548            194,980
       Run-off(3) ..........................................           668,914            442,403
                                                                    ----------         ----------
Ending servicing portfolio .................................        $9,400,870         $8,241,783
                                                                    ==========         ==========

(1) Includes $1.1 billion of loans owned by Doral Financial at June 30, 2001 and 2000, which represented 12% and 14% of the total servicing portfolio as of such dates.
(2) Excludes approximately $721.9 million and $475.7 million of commercial, consumer and construction loans not included in Doral Financial's mortgage servicing portfolio as of June 30, 2001 and 2000, respectively.

(3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

       Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2001 and 2000, approximately 6% and 7%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

       As shown in Doral Financial's Consolidated Statements of Income, the components of Doral Financial's revenues are: (i) net interest income; (ii) net gains on mortgage loan sales and fees; (iii) servicing income; (iv) trading account; (v) gain on sale of investment securities; and (vi) commissions, fees and other income.

NET INCOME

       Doral Financial's net income for the quarter ended June 30, 2001 increased $10 million, or 49%, from $20.6 million for the 2000 period to $30.6 million for the 2001 period. For the first half of 2001 and 2000, the Company's net income amounted to $64.6 million and $40.9 million, respectively, an increase of 58%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's banking units, which contributed approximately $16.0 million to Doral Financial's consolidated net income for the six months ended June 30, 2001, compared to $12.1 million for the respective 2000 period. Doral Securities, Doral Financial's investment banking and broker-dealer unit, contributed $632,000 to consolidated net income for the six months ended June 30, 2001, compared to $868,000 for the respective 2000 period. Doral Agency, Doral Financial's insurance agency, contributed $825,000 to consolidated net income for the six months ended June 30, 2001. Diluted earnings per common share for the second quarter of 2001 were $0.65, an increase of 41% over the $0.46 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the six months ended June 30, 2001 and 2000 were $1.38 and $0.92, respectively, representing an increase of 50%.

       NET INTEREST INCOME

       Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

       Net interest income for the second quarter of 2001 and 2000 was $16.6 million and $10.6 million, respectively, an increase of 57%. For the first half of 2001 and 2000 net interest income amounted to $30.3 million and $21.6 million, respectively, an increase of 40%. The increase in net interest income for the second quarter and first half of 2001, as compared to the respective 2000 periods, was principally due to an increase in Doral Financial's average interest-earning assets, as well as a decrease in borrowing costs during the periods.

       The Company's banking subsidiaries contributed approximately $11.6 million to the consolidated net interest income of Doral Financial for both quarters ended June 30, 2001 and June 30, 2000. During the first half of 2001, the Company's banking subsidiaries contributed approximately $23.8 million to the consolidated net interest income, compared to $22.2 million for the first half of 2000.

       The following tables present, for the periods indicated, the Company's average balance sheet, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances are based on the average of month-end balances for Doral Financial and its non-banking subsidiaries, and average daily balances for the banking subsidiaries, in each case during the periods presented.


TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)


                                                                                        QUARTER ENDED JUNE 30,
                                                                 ------------------------------------------------------------------
                                                                                 2001                           2000
                                                                 --------------------------------     -----------------------------
                                                                                          AVERAGE                          AVERAGE
                                                                  AVERAGE                  YIELD/     AVERAGE               YIELD/
                                                                  BALANCE      INTEREST     RATE      BALANCE    INTEREST   RATE
                                                                 ----------   ----------   ------    ----------  --------  -------
ASSETS:
Interest-Earning Assets:
       Total  Loans(1)                                           $2,095,485   $   39,108     7.47%   $1,535,571   $30,645    7.98%
       Mortgage-Backed Securities                                 1,557,727       23,999     6.16%    1,183,675    21,023    7.10%
       Investment Securities                                      1,016,919       16,819     6.62%    1,543,466    23,613    6.12%
       Other Interest-Earning Assets(2)                             571,766        5,825     4.08%      361,669     4,914    5.43%
                                                                 ----------   ----------   ------    ----------   -------  ------
           Total Interest-Earning Assets/Interest Income          5,241,897   $   85,751     6.54%    4,624,381   $80,195    6.94%
                                                                              ==========   ======                 =======  ======
Total Non-Interest-Earning Assets                                   583,093                             423,042
                                                                 ----------                          ----------
Total Assets                                                     $5,824,990                          $5,047,423
                                                                 ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
       Loans Payable                                             $  296,774   $    4,220     5.69%   $  494,477   $ 9,162    7.41%
       Repurchase Agreements                                      2,426,667       30,212     4.98%    2,249,206    34,111    6.07%
       Deposits                                                   1,404,470       17,782     5.06%    1,208,403    15,134    5.01%
       Other Borrowed Funds(3)                                    1,021,423       16,911     6.62%      603,754    11,150    7.39%
                                                                 ----------   ----------   ------    ----------   -------  ------
           Total Interest-Bearing Liabilities/Interest Expense    5,149,334   $   69,125     5.37%    4,555,840   $69,557    6.11%
                                                                              ==========   ======                 =======  ======
Total Non-Interest-Bearing Liabilities                              131,553                              82,100
                                                                 ----------                          ----------
Total Liabilities                                                 5,280,887                           4,637,940
Stockholders' Equity                                                544,103                             409,483
                                                                 ----------                          ----------
Total Liabilities and Stockholders' Equity                       $5,824,990                          $5,047,423
                                                                 ==========                          ==========

Net Interest-Earning Assets                                      $   92,563                          $   68,541
Net Interest Income                                                           $   16,626                          $10,638

Interest Rate Spread(4)                                                                      1.17%                           0.83%
Interest Rate Margin(4)                                                                      1.27%                           0.92%
Net Interest-Earning Assets Ratio                                                          101.80%                         101.50%

------------------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and interest-bearing deposits at other banks.
(3)      Consist of advances from FHLB-NY and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest- bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE E
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                     SIX MONTH PERIOD ENDED JUNE 30,
                                                 -------------------------------------- --------------------------------
                                                                  2001                              2000
                                                 -------------------------------------- --------------------------------
                                                   AVERAGE                   AVERAGE    AVERAGE                AVERAGE
                                                  BALANCE       INTEREST   YIELD/RATE   BALANCE    INTEREST   YIELD/RATE
                                                 ----------    ----------  ----------  ----------  --------   ----------
ASSETS:
Interest-Earning Assets:
       Total  Loans(1)                           $1,977,725    $   74,932      7.58%   $1,373,806   $ 55,076     8.02%
       Mortgage-Backed Securities                 1,381,918        44,403      6.43%    1,158,364     40,260     6.95%
       Investment Securities                      1,185,829        40,067      6.76%    1,477,034     46,219     6.26%
       Other Interest-Earning Assets(2)             497,898        12,492      5.02%      352,667     10,144     5.75%
                                                 ----------    ----------    ------    ----------   --------   ------
           Total Interest-Earning Assets/
             Interest Income                      5,043,370    $  171,894      6.82%    4,361,871   $151,699     6.96%
                                                               ==========    ======                 ========   ======
Total Non-Interest-Earning Assets                   657,541                               473,733
                                                 ----------                            ----------
Total Assets                                     $5,700,911                            $4,835,604
                                                 ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
       Loans Payable                             $  301,993    $    9,823      6.51%   $  448,458   $ 16,715     7.45%
       Repurchase Agreements                      2,315,883        63,416      5.48%    2,145,030     62,994     5.87%
       Deposits                                   1,375,154        35,666      5.18%    1,122,528     28,238     5.03%
       Other Borrowed Funds(3)                      983,066        32,644      6.64%      592,146     22,156     7.48%
                                                 ----------    ----------    ------    ----------   --------   ------
           Total Interest-Bearing Liabilities/
             Interest Expense                     4,976,096    $  141,549      5.69%    4,308,162   $130,103     6.04%
                                                               ==========    ======                 ========   ======
Total Non-Interest-Bearing Liabilities              191,427                               125,716
                                                 ----------                            ----------
Total Liabilities                                 5,167,523                             4,433,878
Stockholders' Equity                                533,388                               401,726
                                                 ----------                            ----------
Total Liabilities and Stockholders' Equity       $5,700,911                            $4,835,604
                                                 ==========                            ==========

Net Interest-Earning Assets                      $   67,274                            $   53,709
Net Interest Income                                            $   30,345                           $ 21,596

Interest Rate Spread(4)                                                        1.13%                             0.92%
Interest Rate Margin(4)                                                        1.20%                             0.99%
Net Interest-Earning Assets Ratio                                            101.35%                           101.25%

---------------

(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and interest-bearing deposits at other banks.
(3)      Consist of advances from FHLB-NY and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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



TABLE F
NET INTEREST INCOME ANALYSIS                                        QUARTER ENDED
(IN THOUSANDS)                                                         JUNE 30,
                                                  ------------------------------------------------------
                                                                2001 COMPARED TO 2000
                                                               INCREASE (DECREASE) DUE TO:
                                                   VOLUME                  RATE                    TOTAL
                                                  --------                -----                   -------
INTEREST-EARNING ASSETS
      TOTAL LOANS                                 $ 11,174                $(2,711)               $ 8,463
      MORTGAGE-BACKED SECURITIES                     6,643                 (3,667)                 2,976
      INVESTMENT SECURITIES                         (8,055)                 1,261                 (6,794)
      OTHER INTEREST EARNING ASSETS                  2,855                 (1,944)                   911
                                                  --------                -------                -------

TOTAL INTEREST-EARNING ASSETS                       12,617                 (7,061)                 5,556
                                                  --------                -------                -------

INTEREST-BEARING LIABILITIES
      LOANS PAYABLE                                 (3,663)                (1,279)                (4,942)
      REPURCHASE AGREEMENTS                          2,691                 (6,590)                (3,899)
      DEPOSITS                                       2,456                    192                  2,648
      OTHER BORROWED FUNDS                           7,713                 (1,952)                 5,761
                                                  --------                -------                -------

TOTAL INTEREST-BEARING LIABILITIES                   9,197                 (9,629)                  (432)
                                                  --------                -------                -------

NET INTEREST-EARNING ASSETS                       $  3,420                $ 2,568                $ 5,988
                                                  ========                =======                =======


TABLE G
NET INTEREST INCOME ANALYSIS                                   SIX MONTH PERIOD ENDED
(IN THOUSANDS)                                                         JUNE 30,
                                                  ------------------------------------------------------
                                                                2001 COMPARED TO 2000
                                                               INCREASE (DECREASE) DUE TO:
                                                   VOLUME                  RATE                    TOTAL
                                                  --------                -----                   -------
INTEREST-EARNING ASSETS
      TOTAL LOANS                                 $ 24,211                $(4,355)               $19,856
      MORTGAGE-BACKED SECURITIES                     7,770                 (3,627)                 4,143
      INVESTMENT SECURITIES                         (9,112)                 2,960                 (6,152)
      OTHER INTEREST EARNING ASSETS                  4,177                 (1,829)                 2,348
                                                  --------                -------                -------

TOTAL INTEREST-EARNING ASSETS                       27,046                 (6,851)                20,195
                                                  --------                -------                -------

INTEREST-BEARING LIABILITIES
      LOANS PAYABLE                                 (5,459)                (1,433)                (6,892)
      REPURCHASE AGREEMENTS                          5,017                 (4,595)                   422
      DEPOSITS                                       6,355                  1,073                  7,428
      OTHER BORROWED FUNDS                          14,627                 (4,139)                10,488
                                                  --------                -------                -------

TOTAL INTEREST-BEARING LIABILITIES                  20,540                 (9,094)                11,446
                                                  --------                -------                -------

NET INTEREST-EARNING ASSETS                       $  6,506                $ 2,243                $ 8,749
                                                  ========                =======                =======

         INTEREST INCOME

         Total interest income increased from approximately $80.2 million during the second quarter of 2000, to $85.8 million during the second quarter of 2001, an increase of 7%. For the six months ended June 30, 2001, interest income increased by approximately $20.2 million to $171.9 million compared to $ 151.7 million for the first six months of 2000. The increases in interest income during both periods are primarily related to the increase in Doral Financial's total average interest-earning assets, which increased from $4.4 billion at June 30, 2000 to $5.0 billion at June 30, 2001.

         Interest income on loans increased by $8.5 million or 28% during the second quarter of 2001, as compared to the respective 2000 period. For the first half of 2001, interest income on loans increased by $19.9 million or 36% as compared to the respective 2000 period. The increases during 2001 reflected an increase in the level of loans held by Doral Financial as compared to 2000, due to the increased volume of loan originations.

         Interest income on mortgage-backed securities for the second quarter of 2001 increased by 14% compared to the respective 2000 period. For the quarters ended June 30, 2001 and 2000, interest income on mortgage-backed securities amounted to $24.0 million and $21.0 million, respectively. During the first half of 2001, interest income on mortgage backed securities was $44.4 million, versus $40.3 million for the comparable 2000 period. The results for the 2001 periods reflect the increase of income received from tax-exempt Puerto Rico GNMA securities, U.S. mortgage-backed securities, as described below, and IOs.

         Interest income on investment securities decreased by $6.8 million and $6.2 million during the second quarter and first half of 2001, as compared to the same periods of 2000. The decrease in interest income on investment securities reflects the early redemption of a significant amount of debt securities and the reinvestment of such proceeds in U.S. mortgage-backed securities. The interest earned on such mortgage-backed securities is tax-exempt to Doral Financial's international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes.

         Interest income on other interest-earning assets increased by $911,000 or 19% during the second quarter ended June 30, 2001 as compared to the same quarter of 2000. Interest income on other interest-earning assets was $12.5 million for the six months ended June 30, 2001, as compared to $10.1 million for the comparable period of 2000. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 2000 to 2001 was due primarily to higher liquidity and the investment of such liquidity in short-term investments. The increase in interest income from other interest-earning assets reflects Doral Financial's strategy to diversify its sources of interest income by expanding its business segments.

         INTEREST EXPENSE

         Total interest expense decreased to $69.1 million during the second quarter of 2001, from $69.6 million for the respective 2000 period, a decrease of 1%. Total interest expense for the first half of 2001 was $141.5 million, as compared to $130.1 million for the same period of 2000, an increase of 9%. The increase in interest expense for the first half of 2001 was due primarily to the increase in the average amount of interest-bearing liabilities used to fund Doral Financial's growth in interest-earning assets, partly offset by a decrease in the average cost of borrowings. Average interest-bearing liabilities increased to $5.0 billion at an average cost of 5.69% for the six month period ended June 30, 2001, compared to $4.3 billion at an average cost of 6.04% for the six month period ended June 30, 2000.

         Interest expense related to loans payable decreased by $4.9 million or 54% during the second quarter of 2001 as compared to the same period of 2000. For the first half of 2001, interest expense related to loans payable was $9.8 million, a decrease of 41%, as compared to $16.7 million for the same period of 2000. The decrease in interest expense on loans payable was principally due to the decrease in the average amount of loans payable outstanding from $448.5 million to $302.0 million for the six month period ended June 30, 2000 and June 30, 2001, respectively. The weighted-average interest rate cost for borrowings under Doral Financial's loans payable was 5.69% and 7.41% for the second quarters of 2001 and 2000, respectively, and 6.51% and 7.45% for the six months period then ended, respectively.

         Interest expense related to securities sold under agreements to repurchase decreased by $3.9 million or 11% during the second quarter of 2001 as compared to the same period of 2000. During the first six months of 2001 interest expense related to securities sold under agreements to repurchase was $63.4 million versus $63.0 million for the corresponding 2000 period, an increase of 1%. Interest expense on securities sold under agreements to repurchase during these periods reflected increased borrowings to finance mortgage-backed securities and other investment securities partly offset by lower borrowing costs. The weighted average interest rate cost of borrowings under repurchase agreements was 4.98% and 6.07% for the second quarters of 2001 and 2000, respectively, and 5.48% and 5.87% for the six months period then ended, respectively. During the first half of 2001, Doral Financial has taken advantage of the decline in short-term interest rates to fix the interest rates on a portion of repurchase agreements for periods ranging from one year to three years.

         Interest expense on deposits increased by $2.6 million, or 18%, for the second quarter of 2001 as compared to the respective 2000 period. For the first half of 2001, interest expense on deposits was $35.7 million, an increase of 27% over the $28.2 million recorded for the same period of 2000. This increase is primarily related to a higher deposit base, which increased to $1.5 billion as of June 30, 2001, from $1.2 billion as of the same date a year ago. The increase in deposits reflects the expansion of Doral Financial's branch banking network, which included 26 branches as of June 30, 2001 compared to 20 branches as of June 30, 2000. This expansion trend is expected to continue throughout the remainder of 2001. The average interest cost on deposits was 5.06% and 5.18%, respectively, for the quarter and six month periods ended June 30, 2001, as compared to 5.01% and 5.03% for the respective 2000 periods.

         Interest expense on other borrowed funds was $16.9 million for the quarter ended June 30, 2001, as compared to $11.2 million for the same period a year ago, an increase of 51%. For the first six months of 2001, interest expense on other borrowed funds increased by 47%, to $32.6 million from $22.2 million in 2000. The increase in interest expense on other borrowed funds is due to the increase in FHLB advances of $243.5 million and notes payable of $11.8 million from June 30, 2000 to June 30, 2001. For the second quarter and first half of 2001, the weighted average interest rate for other borrowed funds was 6.62% and 6.64%, respectively, compared to 7.39% and 7.48%, respectively, for the corresponding 2000 periods.

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

TABLE H
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)

                                                           QUARTER ENDED                   SIX MONTH PERIOD ENDED
                                                             JUNE 30,                             JUNE 30,
                                                   ---------------------------            ---------------------------
                                                     2001               2000               2001                2000
                                                   --------            -------            --------            -------
OREO:
     Balance at beginning of period .............. $  1,566            $ 1,129            $  1,530            $   910
     Provision for losses ........................      135                135                 270                270
     Net gains, charge-offs and others ...........     (113)               (41)               (212)                43
                                                   --------            -------            --------            -------
Balance at end of period ......................... $  1,588            $ 1,223            $  1,588            $ 1,223
                                                   ========            =======            ========            =======

Allowance for Loan Losses(1):
Balance at beginning of period ................... $ 10,221            $ 6,863            $  9,387            $ 6,136
Provision for loan losses ........................      981                807               2,067              1,655
                                                   --------            -------            --------            -------
Charge - offs:
     Mortgage loans held-for-sale ................     (104)               (67)               (234)              (115)
     Construction ................................       --                 --                  --                 --
     Residential mortgage loans ..................       --                 --                  --                 --
     Commercial real estate ......................       --                 --                  --                 --
     Consumer ....................................     (235)              (221)               (388)              (278)
     Commercial non-real estate ..................       (5)               (74)                (10)               (74)
     Other .......................................       --                 --                  --                (53)
                                                   --------            -------            --------            -------
Total Charge-offs ................................     (344)              (362)               (632)              (520)
                                                   --------            -------            --------            -------
 Recoveries:
     Mortgage loans held-for-sale ................       --                 --                  --                 14
     Construction ................................       --                 --                  --                 --
     Residential mortgage loans ..................       --                104                  --                104
     Commercial real estate ......................       --                 --                  --                 --
     Consumer ....................................       20                 35                  52                 58
     Commercial non-real estate ..................       29                 --                  33                 --
     Other .......................................       --                 --                  --                 --
                                                   --------            -------            --------            -------
Total recoveries .................................       49                139                  85                176
                                                   --------            -------            --------            -------
Net charge-offs ..................................     (295)              (223)               (547)              (344)
                                                   --------            -------            --------            -------
Balance at end of period ......................... $ 10,907            $ 7,447            $ 10,907            $ 7,447
                                                   ========            =======            ========            =======

Allowance for loan losses as a percentage
   of total loans outstanding at end of period ...     0.50%              0.45%               0.50%              0.45%
Net charge-offs to average loans outstanding .....     0.02%              0.01%               0.03%              0.03%

------------------
(1) Relates to both mortgage loans held-for-sale and to loans receivable held for investment.

         The allowance for loan losses relating to loans held by Doral Financial was $10.9 million at June 30, 2001, compared to $7.4 million as of June 30, 2000. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, commercial real estate and other commercial loans for which Doral Financial provides a higher allowance for loan losses.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 44% during the second quarter of 2001 to $45.5 million, as compared to $31.6 million for the same period of 2000. For the six month periods ended June 30, 2001 and 2000, mortgage loans sales and fees were $91.4 million and $55.8 million, respectively, an increase of 64%. The increase for 2001 was mainly the result of a greater volume of loan securitizations and the ability of the Company to obtain higher profitability through higher loan fees and increased gains on sales, including through the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. As of June 30, 2001, the weighted average servicing fee for the entire portfolio was .3254%. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in internal loan originations and bulk purchases of servicing rights. Servicing income for the quarters ended June 30, 2001 and 2000 was $7.5 million and $6.5 million, respectively. For the six month periods ended June 30, 2001 and 2000, servicing income was $14.5 million and $13.0 million, respectively, an increase of 12%.

         The increase in the amount of loan servicing income for the second quarter and first half of 2001 was primarily due to the increase in the principal amount of loans serviced as compared to the 2000 period. The mortgage servicing portfolio was approximately $9.4 billion at June 30, 2001, compared to $8.2 billion as of June 30, 2000.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $612.7 million and $284.9 million for the six months ended June 30, 2001 and 2000, respectively. This represented approximately 13% and 8%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

         Trading Account. Trading account includes all gains or losses, whether realized or unrealized, in the market value of Doral Financial's trading securities, as well as gains or losses on options and future contracts used for interest rate management purposes. Trading account activities for the quarters ended June 30, 2001 and 2000, resulted in losses of $4.0 million and $1.3 million, respectively. Trading account losses were related primarily to both realized and unrealized losses with respect to trading securities. Trading account activities for the quarters ended June 30, 2001 and 2000, included $3.8 million of unrealized losses and $4.0 million of unrealized gains, respectively, on the value of its trading securities pursuant to SFAS No. 115. Trading account activities for the six months period ended June 30, 2001, resulted in losses of $14.9 million compared to $412,000 in losses during the respective 2000 period. Trading account activities for the six months period ended June 30, 2001 and 2000 included $5.7 million of unrealized losses and $8.5 million of unrealized gains, respectively, on the value of its trading securities pursuant to SFAS No. 115.

         Gain (loss) on Sale of Investment Securities. Gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities available for sale. For the second quarter and six months of 2001, sale of investment securities resulted in a loss of $628,000 and gain of $2.2 million, respectively, compared to gains of $135,000 and $3.4 million, respectively, for the corresponding 2000 periods.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 100% during the second quarter of 2001 as compared to the same 2000 period. For the first half of 2001, commissions, fees and other income increased 84%, as compared to the respective 2000 period. The increases during the 2001 periods were due primarily to increased commissions and fees earned by Doral Financial's banking, broker-dealer and insurance agency subsidiaries. Insurance agency activities commenced in December 2000 and produced commissions of $1.7 million for the six months ended June 30, 2001.

         NON-INTEREST EXPENSE

         Total non-interest expense increased by 32% during the second quarter ended June 30, 2001, as compared to the respective 2000 period, reflecting the opening of 16 retail offices since June 30, 2000. For the six months period ended June 30, 2001 total non-interest expense increased by 26% from the comparable 2000 period.

PUERTO RICO INCOME TAXES

         The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the second quarters of 2001 and 2000, the effective income tax rate of Doral Financial was 12% and 13%, respectively. For the six months period ended June 30, 2001 and 2000, the effective income tax rate of Doral Financial was 12% for both periods.

         The lower effective tax rates experienced by the Company reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. The interest received by Doral Financial on U.S. Treasury and agency securities and on certain other U.S. securities held by Doral Financial's international banking entities is also exempt from Puerto Rico income taxation.

AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs as a result of the sale of loans in bulk or securitization transactions. IOs are the estimated fair market value of cash flows Doral Financial expects to receive in the future on the economic interest it retains on loans sold or securitized. The value of IOs reflects the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. Although the cash flows on the retained interests are received over time, the amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statements of Income. Sales of mortgage loans made during the second quarter of 2001 resulted in the recording of approximately $34.6 million of IOs, compared to $16.0 million for the corresponding 2000 period. For the six month periods ended June 30, 2001 and 2000, the Company recorded IOs, in the amount of $67.1 million and $33.0 million, respectively. The unamortized balance of the IOs is reflected in Doral Financial's Consolidated Statement of Condition as a component of "Trading securities." As of June 30, 2001 and 2000, the unamortized balance of IOs was $182.9 million and $105.7 million, respectively.

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of IOs for each of the quarters ended June 30, 2001 and 2000, was approximately $7.3 million and $3.0 million, respectively. For the first six month periods ended June 30, 2001 and 2000, amortization of IOs was approximately $12.8 million and $5.8 million, respectively.

         Beginning with the second quarter of 1995, whenever Doral Financial sells a mortgage loan, it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales" on Doral Financial's Consolidated Statement of Income. The increase in the creation of servicing assets reflects increased mortgage loan sales and securitizations during said periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statements of Condition of Doral Financial.

         Doral Financial's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of "Non-interest expense-Amortization of Servicing Assets" in Doral Financial's Consolidated Statements of Income. Refer to Table I for servicing assets activities for the periods indicated.

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:

         TABLE I
         CAPITALIZATION OF MORTGAGE SERVICING ASSETS
         (IN THOUSANDS)

                                                             QUARTER ENDED                   SIX MONTH PERIOD ENDED
                                                                JUNE 30,                             JUNE 30,
                                                       ---------------------------         ---------------------------
                                                          2001              2000              2001              2000
                                                          ----              ----              ----              ----
         Balance at beginning of period .......        $ 144,783         $ 116,115         $ 139,795         $ 109,721
         Capitalization of rights .............           11,129            11,612            20,196            20,356
         Rights sold ..........................               --                --                --                --
         Rights purchased
                                                           2,029             1,316             2,702             1,887
         Amortization:
                       Scheduled ..............           (4,590)           (3,487)           (9,170)           (6,408)
                       Unscheduled ............             (668)               --              (840)               --
                                                       ---------         ---------         ---------         ---------
         Balance at end of period                      $ 152,683         $ 125,556         $ 152,683         $ 125,556
                                                       =========         =========         =========         =========

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

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of June 30, 2001, the maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $645.0 million. As of June 30, 2001, the Company maintained a reserve of $2.1 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in Doral Financial's Consolidated Financial Statements.

         Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of June 30, 2001, approximately 53% or $295.1 million of Doral Financial's gross loans receivable portfolio totaling $558.2 million consisted of construction loans.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held for sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held for sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Financial's banking subsidiaries' policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. As of June 30, 2001 and 2000, Doral Financial would have recognized $1.2 million and $1.1 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                           AS OF JUNE 30,  AS OF DECEMBER 31,
                                                                                2001             2000
                                                                              --------         --------
Mortgage banking business:
    Non-accrual loans:
         Construction ................................................        $  1,047         $  1,155
    Loans held-for-sale past due 90 days and still accruing(1) .......          55,784           53,288
    OREO .............................................................           6,231            5,936
                                                                              --------         --------

    Total NPAs of mortgage banking business ..........................          63,062           60,379
                                                                              --------         --------

Other lending activities through banking subsidiaries:
    Non-accrual loans:
         Construction ................................................           2,074            1,029
         Residential mortgage loans ..................................           4,471            4,965
         Commercial real estate ......................................           1,542            1,390
         Consumer ....................................................             155              312
         Commercial non-real estate ..................................           6,268              301
                                                                              --------         --------

    Total non-accrual loans ..........................................          14,510            7,997

    OREO .............................................................             339              322
                                                                              --------         --------

    Total NPAs of banking subsidiaries ...............................          14,849            8,319
                                                                              --------         --------

    Total NPAs of Doral Financial (consolidated) .....................        $ 77,911         $ 68,698
                                                                              ========         ========

    Total NPAs of banking subsidiaries as a percentage
      of their loans receivable, net and OREO ........................            3.05%            2.31%

    Total NPAs of Doral Financial as a percentage of
      consolidated total assets ......................................            1.32%            1.26%

    Ratio of allowance for loan losses to
      total non-performing loans at end of period (consolidated) .....           15.29%           15.04%

-------------------
(1) Does not include approximately $33.3 million and $26.5 million of 90 days past due FHA/VA loans as of June 30, 2001 and December 31, 2000, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure procedures.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases pursuant to recourse obligations. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the six months period ended June 30, 2001, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $10.3 million, compared to $10.0 million for the same period during 2000, reflecting the increase in the size of the Company's servicing portfolio.

 Doral Financial's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. In the past, Doral Financial has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. Doral Financial's banking subsidiaries also rely on deposits, borrowings from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY. On August 1, 2001, Doral Financial sold 5,060,000 shares of common stock at a price to the public of $32.00 per share pursuant to a public underwritten offering. The net proceeds to Doral Financial after the underwriting discounts and expenses was approximately $153,424,000.

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of June 30, 2001 and December 31, 2000:


TABLE K
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

                                                      AS OF JUNE 30, 2001     AS OF DECEMBER 31, 2000
                                                     --------------------     -----------------------
                                                       AMOUNT     AVERAGE       AMOUNT        AVERAGE
                                                     OUTSTANDING   RATE       OUTSTANDING      RATE
                                                     -----------  -------     -----------     -------
Repurchase Agreements..............................   $2,501,645    4.80%      $2,275,855      6.32%
Loans Payable......................................      241,307    5.07%         372,620      7.46%
Deposits...........................................    1,493,946    4.64%       1,303,525      5.50%
Notes Payable......................................      479,872    7.91%         444,746      8.01%
Advances from FHLB.................................     487,500     5.74%         389,000      5.95%


         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $6.6 billion as of June 30, 2001, of which $2.7 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:


TABLE L
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

                                                    SIX MONTH PERIOD ENDED          YEAR ENDED
                                                         JUNE 30, 2001          DECEMBER 31, 2000
                                                    ----------------------     --------------------
                                                     AVERAGE      AVERAGE      AVERAGE      AVERAGE
                                                     BALANCE        RATE       BALANCE        RATE
                                                    --------      --------     -------      -------
Certificates of deposit...........................  $  865,986     5.82%      $  835,762      6.31%
Regular passbook savings..........................      84,626     4.80%          63,560      4.73%
Now accounts......................................     264,759     4.13%         191,381      4.62%
Non-interest bearing..............................     159,783       --          132,671        --
                                                    ----------     ----       ----------      ----
           Total deposits.........................  $1,375,154     5.18%      $1,223,374      5.07%
                                                    ==========     ====       ==========      ====

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2001.


         TABLE M
         DEPOSIT MATURITIES
         (IN THOUSANDS)

                                                                         AMOUNT
                                                                         ------
         Certificates of deposit maturing
             Three months or less...............................        $112,392
             Over three through six months......................         112,904
             Over six through twelve months.....................         142,223
             Over twelve months.................................         215,114
                                                                        --------
             Total..............................................        $582,633
                                                                        ========

         As of June 30, 2001 and December 31, 2000, Doral Financial's banking subsidiaries had approximately $365.5 million and $324.4 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used as a source of long-term funds.

         As of June 30, 2001, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, Doral Bank PR's and Doral Bank NY's regulatory capital ratios as of June 30, 2001, based on existing Federal Reserve, FDIC and OTS guidelines, respectively.

         TABLE N
         REGULATORY CAPITAL RATIOS

                                                      DORAL        DORAL         DORAL
                                                    FINANCIAL     BANK PR       BANK NY(1)
                                                    ---------     -------       -------
         Tier 1 Capital Ratio (Tier 1 capital to
         risk weighted assets)...................     20.10%       12.59%        26.78%
         Total Capital (total capital to risk
         weighted assets)........................     20.50%       13.00%        26.98%
         Leverage Ratio(2).......................      9.43%        6.31%        13.00%

--------------
(1) In connection with the chartering of Doral Bank NY in October 1999, the FDIC required that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.
(2) Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

         As of June 30, 2001, each of Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At June 30, 2001, Doral Financial's total assets were $5.9 billion compared to $5.5 billion at December 31, 2000. The increase in assets was due primarily to a net increase in the loans portfolio of approximately $424.7 million and a net increase in money market investments of approximately $128.9 million offset in part by a net decrease of $148.5 million in investment securities. Total liabilities were $5.4 billion at June 30, 2001, compared to $5.0 billion at December 31, 2000. The increase in liabilities was largely the result of an increase in notes payable, deposit accounts and advances from FHLB. At June 30, 2001, deposit accounts totaled $1.5 billion, compared to $1.3 billion at December 31, 2000. As of June 30, 2001, Doral Financial's banking subsidiaries had $3.1 billion in assets, compared to $2.7 billion at December 31, 2000.

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of June 30, 2001. Condensed information as of December 31, 2000 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held-for-sale and securities held-for-trading are assumed to mature within one year. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Off-balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE O
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                                                           NON
                                                                                                         INTEREST
                                               1 YEAR        1 TO 3         3 TO 5         OVER 5          RATE
AS OF JUNE 30, 2001                            OR LESS        YEARS          YEARS          YEARS        BEARING        TOTAL
                                             ----------     ---------      ---------      ----------     --------    ----------
ASSETS
   Cash and Money Market                     $  575,663     $      --      $      --      $       --     $     --    $  575,663
   Total Loans                                2,011,815        47,126         53,606          64,995           --     2,177,542
   Securities Held-for-Trading                1,064,377            --             --              --           --     1,064,377
   Securities Available for Sale                     --            --             --         728,795           --       728,795
   Securities Held-to-Maturity                   12,144         2,000          8,195         878,645           --       900,984
   FHLB Stock                                        --            --             --          47,050           --        47,050
   Other assets                                      --            --             --              --      415,503       415,503
                                             ----------     ---------      ---------      ----------     --------    ----------

   TOTAL ASSETS                              $3,663,999     $  49,126      $  61,801      $1,719,485     $415,503    $5,909,914
                                             ==========     =========      =========      ==========     ========    ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
   Loans Payable                             $  241,307     $      --      $      --      $       --     $     --    $  241,307
   Repurchase Agreements                      1,549,821            --        255,000         696,824           --     2,501,645
   Deposits                                   1,035,425       228,845         41,492           2,940      185,244     1,493,946
   Other Borrowed Funds                          35,169       225,305        184,425         522,473           --       967,372
   Other Liabilities                                 --            --             --              --      161,863       161,863
   Stockholders' equity                              --            --             --              --      543,781       543,781
                                             ----------     ---------      ---------      ----------     --------    ----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                      $2,861,722     $ 454,150      $ 480,917      $1,222,237     $890,888    $5,909,914
                                             ==========     =========      =========      ==========     ========    ==========
Off Balance Sheet Instruments -
 Interest Rate Swaps                         $  100,000     $(100,000)     $      --      $       --
Interest Rate Sensitivity Gap                   902,277      (505,024)      (419,116)        497,248
Cumulative Interest Rate Sensitivity            902,277       397,253        (21,863)        475,385
Cumulative Gap to Interest-Earning Asset          16.42%         7.23%         (0.40)%          8.65%


CONDENSED INTEREST RATE
SENSITIVITY ANALYSIS
AS OF DECEMBER 31, 2000                        1 YEAR        1 TO 3         3 TO 5           OVER 5
(DOLLARS IN THOUSANDS)                         OR LESS        YEARS          YEARS           YEARS
                                             ----------     ---------      ---------      ----------
Off-Balance Sheet Instruments -
 Interest Rate Swaps                         $  100,000     $(100,000)     $      --      $       --
Interest Rate Sensitivity Gap                   442,564      (275,473)      (449,840)        689,581
Cumulative Interest Rate Sensitivity Gap        442,564       167,091       (282,749)        406,832
Cumulative Gap to Interest-Earning Assets          8.74%         3.30%         (5.58%)          8.03%

         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap generally denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income. While static gap analysis may be a useful measure for determining short-term risk to future net interest income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held-for-sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account profit. Moreover, static gap analysis does not take into account that while Doral Financial's trading securities and loans held for sale are assumed to mature within one year are they generally long term assets that tend to bear higher interest rates.

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

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. For the six months ended June 30, 2001, average assets and liabilities related to derivatives were $14.2 million and $12.4 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on Doral Financial's statement of condition totaled $15.8 billion and $6.9 billion, respectively, as of June 30, 2001. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

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

         Although the Company enters into derivative transactions for hedging purposes, it generally does not designate derivatives as hedges for accounting purposes. At June 30, 2001, none of the Company's derivatives were designated as hedges.

         As part of the implementation of SFAS No. 133, the Company reclassified $110 million of its held to maturity securities as available for sale and $130 million as trading securities. This reclassification resulted in recording a cumulative gain effect type of adjustment of $1.6 million in other comprehensive income and $5.9 million in earnings. Under the provisions of SFAS No. 133, as amended, such a reclassification does not call into question the Company's intent to hold current or future debt securities until their maturity. The Company also recognized an after tax loss of $196,000 related to $100 million on interest rate swaps previously excluded from the financial statements. These swaps will be reported as securities held for trading.

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

         Business Combinations. In June 2001 the FASB issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for
Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires the recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 141 also added certain disclosure requirements in addition to those required by APB Opinion No.
16. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         Goodwill and Intangible Assets. In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. SFAS No. 142 provides specific guidance for testing goodwill for impairment. In addition, it provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those intangible assets from the scope of other impairment guidance.

         The provisions SFAS No. 142 are required to start with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Doral Financial's goodwill amortization for 2001 is estimated at approximately $620,000. Management is still in the process of determining the full impact of the provisions of SFAS No. 142.


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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Stockholders Meeting of Doral Financial Corporation was held on April 18, 2001. The proposals submitted to the Annual Meeting together with the results of the voting thereon were previously reported under Item 4 of Doral Financial's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and said information is incorporated herein by reference.

ITEM 5 - OTHER INFORMATION

         On August 1, 2001, Doral Financial closed the issuance and sale of 5,060,000 newly issued shares of Common Stock (including 660,000 shares sold pursuant to an over-allotment option to the underwriters) at a price to the public of $32.0 per share. The shares were sold in a public underwritten offering through a group of underwriters led by UBS Warburg and including Deutsche Banc Alex. Brown Inc. and Brean Murray & Co., Inc.

         The net proceeds to Doral Financial, after the underwriting discounts and expenses, was approximately $153,424,000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 1.1 - Underwriting Agreement, dated July 26, 2001, among Doral Financial Corporation, UBS Warburg LLC, Deutsche Banc Alex. Brown Inc. and Brean Murray & Co., Inc.(1)

                  Exhibit 10.108 - Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

                  Exhibit 10.109 - Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

                  Exhibit 12(a) - Computation of Ratio of Earnings to Fixed Charges.

                  Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

-------------
(1) Incorporated by reference to same exhibit number from the Company's Current Report on Form 8-K dated July 26, 2001.

         The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

         (b)      Reports on Form 8-K

         (i) Current Report on Form 8-K, dated April 11, 2001, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter ended March 31, 2001.

         (ii) Current Report on Form 8-K, dated April 18, 2001, reporting under Item 5 the issuance of a press release announcing the increase in quarterly dividend on the common stock.

         (iii) Current Report on Form 8-K, dated July 11, 2001, reporting under Item 5 the issuance of a press release announcing the unaudited earnings for the quarter and six months ended June 30, 2001.

         (iv) Current Report on Form 8-K, dated July 26, 2001, reporting under Item 5 the pricing of up to 5,060,000 shares of common stock pursuant to an underwriting agreement with UBS Warburg LLC, Deutsche Banc Alex. Brown Inc. and Brean Murray & Co., Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  DORAL FINANCIAL CORPORATION
                                                          (Registrant)



Date: August 14, 2001                                   /s/ Salomon Levis
                                                 -------------------------------
                                                           Salomon Levis
                                                       Chairman of the Board
                                                    and Chief Executive Officer



Date: August 14, 2001                               /s/ Richard F. Bonini
                                                 -------------------------------
                                                        Richard F. Bonini
                                                 Senior Executive Vice President
                                                  and Chief Financial Officer




Date: August 14, 2001                                /s/ Ricardo Melendez
                                                 -------------------------------
                                                         Ricardo Melendez
                                                      Senior Vice President
                                                   Principal Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
1.1    - Underwriting Agreement, dated July 26, 2001, among Doral Financial
         Corporation, UBS Warburg LLC, Deutsche Banc Alex. Brown Inc. and Brean
         Murray & Co., Inc.(1)

10.108 - Third Amendment, dated as of June 22, 2001, to Amended and Restated
         Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

10.109 - Third Amendment, dated as of June 22, 2001, to Amended and Restated
         Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender.

12(a)  - Computation of Ratio of Earnings to Fixed Charges.

12(b)  - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock
         Dividends.


-------------
(1) Incorporated by reference to same exhibit number from the Company's Current Report on Form 8-K dated July 26, 2001.