Form 10-Q
period 2001-09-30
DORAL FINANCIAL CORP
filed 2001-11-14
CIK 840889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           -------------------------

                                    FORM 10-Q




(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
                                                        --------------
 Former name, former address
             and
 Former fiscal year, if changed                         Not Applicable
                                                        --------------
      since last report


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES      [X]       NO   [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 8, 2001:  47,808,334

                           DORAL FINANCIAL CORPORATION
                                   INDEX PAGE

                                                                                                                    PAGE

                         PART I - FINANCIAL INFORMATION

Item 1   -    Financial Statements

              Consolidated Statements of Financial Condition as of September 30, 2001  (Unaudited)
              and December 31, 2000.............................................................................     4

              Consolidated Statements of Income (Unaudited) - Quarters ended September 30, 2001
              and September 30, 2000 and nine months ended September 30, 2001 and September 30, 2000............     5

              Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
              Nine months ended September 30, 2001 and September 30, 2000.......................................     6

              Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended
              September 30, 2001 and September 30, 2000 and nine months ended September 30, 2001
              and September 30, 2000............................................................................     7

              Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2001
              and September 30, 2000............................................................................     8

              Notes to Consolidated Financial Statements........................................................     9

Item 2   -    Management's Discussion and Analysis of Financial Condition and Results of Operations.............    19

Item 3   -    Quantitative and Qualitative Disclosures About Market Risk........................................    41

                                                 PART II - OTHER INFORMATION

Item 1   -    Legal Proceedings.................................................................................    42

Item 2   -    Changes in Securities.............................................................................    42

Item 3   -    Defaults Upon Senior Securities...................................................................    42

Item 4   -    Submission of Matters to a Vote of Security Holders...............................................    42

Item 5   -    Other Information.................................................................................    42

Item 6   -    Exhibits and Reports on Form 8-K..................................................................    42

SIGNATURES......................................................................................................    43

                           FORWARD LOOKING STATEMENTS

         When used in this form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                                                        September 30,            December 31,
                                                                                             2001                    2000
                                                                                         -----------             -----------
ASSETS
  Cash and due from banks                                                                $    63,157             $    28,999
                                                                                         -----------             -----------
  Money market investments:
      Securities purchased under agreements to resell                                         34,523                  59,025
      Time deposits with other banks                                                         436,980                 214,480
      Other short term investments, at cost                                                  320,248                 125,815
                                                                                         -----------             -----------
           Total money market investments                                                    791,751                 399,320
                                                                                         -----------             -----------

  Pledged investment securities with creditors' right to repledge:
      Trading securities, at fair value                                                      773,717                 926,091
      Securities available for sale, at fair value                                           669,693                 168,210
      Securities held to maturity, at amortized cost                                         772,168               1,427,361
                                                                                         -----------             -----------
           Total pledged investment securities                                             2,215,578               2,521,662
                                                                                         -----------             -----------

  Investment securities and other instruments:
      Trading securities, at fair value                                                      269,132                 175,847
      Securities available for sale, at fair value                                            38,429                  14,164
      Securities held to maturity, at amortized cost                                          62,266                 130,952
      Federal Home Loan Bank of NY (FHLB) stock, at cost                                      48,270                  39,505
                                                                                         -----------             -----------
           Total investment securities and other instruments not pledged                     418,097                 360,468
                                                                                         -----------             -----------
           Total investment securities and other instruments                               2,633,675               2,882,130
                                                                                         -----------             -----------

  Loans:
      Mortgage loans held for sale, at lower of cost or market                             1,725,179               1,354,605
      Loans receivable, net                                                                  581,342                 398,191
                                                                                         -----------             -----------
           Total loans                                                                     2,306,521               1,752,796
                                                                                         -----------             -----------

  Receivables and mortgage servicing advances                                                 68,163                  56,951
  Broker dealer's operations receivable                                                      168,753                  43,111
  Accrued interest receivable                                                                 46,861                  49,733
  Servicing assets, net                                                                      154,828                 139,795
  Property, leasehold improvements and equipment, net                                         89,386                  67,469
  Cost in excess of fair value of net assets acquired, net                                     9,227                   9,692
  Real estate held for sale, net                                                               7,728                   6,258
  Prepaid expenses and other assets                                                           33,250                  27,132
                                                                                         -----------             -----------
           Total assets                                                                  $ 6,373,300             $ 5,463,386
                                                                                         ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Securities sold under agreements to repurchase                                         $ 2,549,958             $ 2,275,855
  Loans payable                                                                              219,676                 372,620
  Deposits                                                                                 1,578,725               1,303,525
  Notes payable                                                                              459,705                 444,746
  Advances from FHLB                                                                         537,500                 389,000
  Broker dealer's operations payable                                                         167,715                  43,512
  Accrued expenses and other liabilities                                                     116,082                 128,418
                                                                                         -----------             -----------
           Total liabilities                                                               5,629,361               4,957,676
                                                                                         -----------             -----------

  Commitments and contingencies
                                                                                         -----------             -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock ($1 par value, 10,000,000 shares authorized) at aggregate
      liquidation preference                                                                 124,750                 124,750
  Common stock, $1 par value, 200,000,000 shares authorized; 47,860,284 and
      42,449,134 shares issued in 2001 and 2000, respectively; 47,804,284 and
      42,393,134 shares outstanding in 2001 and 2000, respectively                            47,860                  42,449
  Additional Paid-in capital                                                                 217,498                  64,319
  Legal surplus                                                                                5,982                   5,982
  Retained earnings                                                                          344,173                 265,396
  Accumulated other comprehensive income, net of taxes                                         3,732                   2,870
  Treasury stock at par value, 56,000 shares held                                                (56)                    (56)
                                                                                         -----------             -----------
           Total stockholders' equity                                                        743,939                 505,710
                                                                                         -----------             -----------
           Total liabilities and stockholders' equity                                    $ 6,373,300             $ 5,463,386
                                                                                         ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                                             ----------------------      ------------------------
                                                                                 QUARTER ENDED           NINE MONTH PERIOD ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                             ----------------------      ------------------------
                                                                               2001          2000           2001           2000
                                                                             --------      --------      ---------      ---------

Interest income:
    Loans                                                                    $ 42,994      $ 35,277      $ 117,926      $  90,353
    Mortgage-backed securities                                                 26,347        17,750         70,750         58,010
    Investment securities                                                      13,654        27,895         53,721         74,114
    Other interest-earning assets                                               9,831         6,210         22,323         16,354
                                                                             --------      --------      ---------      ---------
       Total interest income                                                   92,826        87,132        264,720        238,831
                                                                             --------      --------      ---------      ---------

Interest expense:
    Loans payable                                                               2,697         9,776         12,521         26,490
    Securities sold under agreements to repurchase                             31,193        36,926         94,609         99,921
    Deposits                                                                   17,676        16,515         53,342         44,753
    Other borrowed funds                                                       16,569        13,496         49,213         35,652
                                                                             --------      --------      ---------      ---------
       Total interest expense                                                  68,135        76,713        209,685        206,816
                                                                             --------      --------      ---------      ---------

       Net interest income                                                     24,691        10,419         55,035         32,015
Provision for loan losses                                                       1,062         1,050          3,128          2,705
                                                                             --------      --------      ---------      ---------
       Net interest income after provision for loan losses                     23,629         9,369         51,907         29,310
                                                                             --------      --------      ---------      ---------

Non-interest income:
    Net gain on mortgage loan sales and fees                                   44,803        40,288        136,160         96,042
    Trading account                                                            (3,539)       (7,373)       (18,409)        (7,785)
    Gain (loss) on sale of investment securities                                1,453          (277)         3,668          3,157
    Servicing income                                                            7,561         6,615         22,066         19,618
    Commissions, fees and other income                                          5,031         2,768         12,918          7,061
                                                                             --------      --------      ---------      ---------
       Total non-interest income                                               55,309        42,021        156,403        118,093
                                                                             --------      --------      ---------      ---------

Non-interest expense:
    Compensation and benefits, net (See Note f)                                11,458        10,351         35,066         29,801
    Taxes, other than payroll and income taxes                                  1,078         1,180          3,294          2,963
    Maintenance                                                                   769           481          1,787          1,187
    Advertising                                                                 2,560         1,905          7,018          5,785
    Professional services                                                       1,272         1,008          4,102          3,277
    Telephone                                                                   1,281           983          3,522          2,908
    Rent                                                                        1,892         1,502          5,148          4,675
    Amortization of servicing assets                                            8,265         3,578         18,275          9,986
    Depreciation and amortization                                               2,890         1,889          7,634          5,116
    Other (See Note f)                                                          5,326         4,189         13,604         11,109
                                                                             --------      --------      ---------      ---------
       Total non-interest expense                                              36,791        27,066         99,450         76,807
                                                                             --------      --------      ---------      ---------

       Income before income taxes and cumulative effect of change in
       accounting principle                                                    42,147        24,324        108,860         70,596
Income taxes                                                                    5,337         3,286         13,389          8,683
                                                                             --------      --------      ---------      ---------
       Income before cumulative effect of change in accounting principle       36,810        21,038         95,471         61,913
       Cumulative effect of change in accounting principle                         --            --          5,929             --
                                                                             --------      --------      ---------      ---------
       Net income                                                            $ 36,810      $ 21,038      $ 101,400      $  61,913
                                                                             ========      ========      =========      =========

Net income available to common shareholders                                  $ 34,458      $ 19,370      $  94,344      $  57,459
                                                                             ========      ========      =========      =========
Earnings per common share:
   Basic:
    Income before cumulative effect of change in accounting principle        $   0.75      $   0.46      $    2.02      $    1.38
    Cumulative effect of change in accounting principle                            --            --           0.14             --
                                                                             --------      --------      ---------      ---------
    Net Income                                                               $   0.75      $   0.46      $    2.16      $    1.38
                                                                             ========      ========      =========      =========
   Diluted:
     Income before cumulative effect of change in accounting principle       $   0.74      $   0.46      $    1.99      $    1.38
     Cumulative effect of change in accounting principle                           --            --           0.13             --
                                                                             --------      --------      ---------      ---------
     Net Income                                                              $   0.74      $   0.46      $    2.12      $    1.38
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

                           DORAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In thousands of dollars)
                                   (Unaudited)


                                                                     NINE MONTH PERIOD ENDED
                                                                           SEPTEMBER 30,
                                                                     ------------------------
                                                                        2001           2000
                                                                     ---------      ---------
PREFERRED STOCK:
    Balance at beginning of period                                   $ 124,750      $  83,210
    Shares converted (8% convertible preferred)                             --         (8,460)
    Shares issued (8.35% noncumulative monthly income preferred)            --         50,000
                                                                     ---------      ---------
       Balance at end of period                                        124,750        124,750
                                                                     ---------      ---------

COMMON STOCK:
    Balance at beginning of period                                      42,449         40,485
    Shares converted (8% convertible preferred)                             --          1,934
    Shares issued                                                        5,060             --
    Shares issued under stock option plan                                  351             --
                                                                     ---------      ---------
       Balance at end of period                                         47,860         42,419
                                                                     ---------      ---------

ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of period                                      64,319         59,115
    Shares converted (8% convertible preferred)                             --          6,526
    Common shares issued                                               148,364             --
    Common Shares issued under stock option plan                         4,815             --
    Issuance cost of preferred stock                                        --         (1,651)
                                                                     ---------      ---------
       Balance at end of period                                        217,498         63,990
                                                                     ---------      ---------

LEGAL SURPLUS:                                                           5,982          3,596
                                                                     ---------      ---------

RETAINED EARNINGS:
    Balance at beginning of period                                     265,396        205,875
    Net income                                                         101,400         61,913
    Cash dividends declared on common stock                            (15,567)       (11,707)
    Cash dividends declared on preferred stock                          (7,056)        (4,454)
                                                                     ---------      ---------
       Balance at end of period                                        344,173        251,627
                                                                     ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAXES:
    Balance at beginning of period                                       2,870         (7,243)
    Net change in the fair value of investment securities
       available for sale, net of deferred taxes                           862         (7,563)
                                                                     ---------      ---------
       Balance at end of period                                          3,732        (14,806)
                                                                     ---------      ---------

TREASURY STOCK AT COST:                                                    (56)           (56)
                                                                     ---------      ---------

Total stockholders' equity                                           $ 743,939      $ 471,520
                                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                     QUARTER ENDED          NINE MONTH PERIOD
                                                                                      SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                                   --------------------    ---------------------
                                                                                     2001        2000         2001        2000
                                                                                   --------    --------    ---------    --------
Net income                                                                         $ 36,810    $ 21,038    $ 101,400    $ 61,913
                                                                                   --------    --------    ---------    --------

  Other comprehensive income (loss), net of tax:
    Unrealized net (losses) gains on securities arising during the period (net of taxes of $1.1 million - 2001 and $2.4 million -
       2000, for the quarters, and $268,000 - 2001 and $1.4
       million - 2000 for the nine months)                                           24,206      (3,694)       6,906      (2,247)

    Amortization of unrealized loss on securities reclassified to held to maturity (net of taxes of $317,000 - 2001 for the
       quarter and $403,000 - 2001 for the nine months)                                 953          --        1,210          --

    Reclassification adjustment for gains included in net income (net of taxes of $2.5 million - 2001 and $1.9 million - 2000 for the quarters, and $2.9
       million - 2001 and $3.4 million - 2000 for the nine months)                   (7,405)     (2,909)      (8,854)     (5,316)
                                                                                   --------    --------    ---------    --------
  Other comprehensive income (loss) before cumulative effect of
    change in accounting principle                                                   17,754      (6,603)        (738)     (7,563)
                                                                                   --------    --------    ---------    --------

  Cumulative effect of change in accounting principle                                    --          --        1,600          --
                                                                                   --------    --------    ---------    --------
  Other comprehensive income (loss)                                                  17,754      (6,603)         862      (7,563)
                                                                                   --------    --------    ---------    --------
  Comprehensive income, net of taxes                                               $ 54,564    $ 14,435    $ 102,262    $ 54,350
                                                                                   ========    ========    =========    ========



   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                            Nine Month Period Ended
                                                                                                September 30,
                                                                                          --------------------------
                                                                                              2001           2000
                                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................................   $   101,400    $    61,913
                                                                                          -----------    -----------
  Adjustments to reconcile net income to net cash used in operating activities:
    Cumulative effect of change in accounting principle ...............................        (5,929)            --
    Depreciation and amortization .....................................................         7,169          4,645
    Amortization of cost in excess of fair value of net assets acquired ...............           465            471
    Amortization of servicing assets ..................................................        18,275          9,986
    Deferred tax provision ............................................................         3,880          2,872
    Provision for loan losses .........................................................         3,128          2,705
    Origination and purchases of mortgage loans held for sale .........................    (2,725,901)    (2,106,569)
    Principal repayment and sales of mortgage loans held for sale .....................     1,254,579      1,189,771
    Purchases of trading securities ...................................................    (2,589,693)      (954,505)
    Principal repayments and sales of trading securities ..............................     3,388,193      1,395,216
    Increase in interest only strips, net .............................................       (72,806)       (36,845)
    Increase in servicing assets ......................................................       (33,308)       (34,087)
    Increase in receivables and mortgage servicing advances ...........................       (11,212)        (4,847)
    (Increase) Decrease in broker dealer's operations receivable ......................      (125,642)       121,422
    Decrease (Increase) in accrued interest receivable ................................         2,872         (4,453)
    Decrease in payable related to short sales ........................................       (21,104)            --
    Decrease in interest payable ......................................................       (10,374)        (1,559)
    Increase (Decrease) in broker dealer's operations payable .........................       124,203       (128,539)
    (Decrease) Increase in accounts payable and other liabilities .....................        (4,610)        23,297
    Increase in prepaid expenses and other assets .....................................        (6,118)        (7,480)
                                                                                          -----------    -----------
       Total adjustments ..............................................................      (803,933)      (528,499)
                                                                                          -----------    -----------
       Net cash used in operating activities ..........................................      (702,533)      (466,586)
                                                                                          -----------    -----------
  Cash flows from investing activities:
    Purchase of securities held to maturity ...........................................      (471,841)      (128,895)
    Principal repayments, sales and maturities of securities held to maturity .........       955,102         42,152
    Origination of loans receivable ...................................................      (333,585)      (275,177)
    Principal repayments of loans receivable ..........................................       149,047        134,675
    Purchases of securities available for sale ........................................    (2,048,443)      (383,163)
    Principal repayments and sales of  securities available for sale ..................     2,199,804        319,917
    Purchase of FHLB stock ............................................................        (8,765)       (14,310)
    Purchase of property, leasehold improvements and equipment ........................       (29,086)       (25,675)
                                                                                          -----------    -----------
       Net cash provided by (used in) investing activities ............................       412,233       (330,476)
                                                                                          -----------    -----------
  Cash flows from financing activities:
    Increase in deposits ..............................................................       275,200        194,488
    Increase in securities sold under agreements to repurchase ........................       274,103        294,954
    (Decrease) Increase in loans payable ..............................................      (131,840)        18,985
    Issuance of Preferred Stock .......................................................            --         48,349
    Issuance of Common Stock ..........................................................       158,590             --
    Increase in FHLB advances .........................................................       148,500        156,000
    Increase in notes payable .........................................................        14,959          2,155
    Dividends declared and paid .......................................................       (22,623)       (16,161)
                                                                                          -----------    -----------
       Net cash provided by financing activities ......................................       716,889        698,770
                                                                                          -----------    -----------
  Net increase (decrease) in cash and cash equivalents ................................       426,589        (98,292)
  Cash and cash equivalents at beginning of period ....................................       428,319        396,029
                                                                                          -----------    -----------
  Cash and cash equivalents at the end of period ......................................   $   854,908    $   297,737
                                                                                          ===========    ===========
  Cash and cash equivalent includes:
     Cash and due from banks ..........................................................   $    63,157    $    28,476
     Money market investments .........................................................       791,751        269,261
                                                                                          -----------    -----------
                                                                                          $   854,908    $   297,737
                                                                                          ===========    ===========

  Supplemental schedule of non-cash activities
     Loan securitizations .............................................................   $   777,266    $   596,406
                                                                                          ===========    ===========
     Reclassification of investments held to maturity to available for sale category ..   $   110,000    $        --
                                                                                          ===========    ===========
     Reclassification of investments held to maturity to trading category .............   $   130,000    $        --
                                                                                          ===========    ===========
     Conversion of preferred stock ....................................................   $        --    $     1,934
                                                                                          ===========    ===========
  Supplemental cash flows information:
     Cash used to pay interest ........................................................   $   188,487    $   208,375
                                                                                          ===========    ===========
     Cash used to pay income taxes ....................................................   $     5,597    $     6,290
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

b. The results of operations for the quarter and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarters and nine month periods ended September 30, 2001 and 2000 were as follows:


                                                                              QUARTER ENDED          NINE MONTH PERIOD ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                         ------------------------    ------------------------
                                                                           2001           2000           2001         2000
                                                                           ----           ----           ----         ----
  8% Convertible Cumulative Preferred Stock                              $    0.00      $    0.00     $    0.00    $    20.00
  7% Noncumulative Monthly Income Preferred Stock                        $    0.88      $    0.88     $    2.64    $     2.64
  8.35% Noncumulative Monthly Income Preferred Stock                     $    0.52      $    0.18     $    1.56    $     0.18
  Common Stock                                                           $   0.125      $    0.10     $    0.35    $     0.28

d. At September 30, 2001, escrow funds include approximately $79.3 million deposited with Doral Bank PR. These funds are included in the Company's financial statements. Escrow funds also include approximately $3.7 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001:
(Dollars in thousands, except per share data)                                           INCOME              SHARES        PER SHARE
---------------------------------------------                                           ------              ------        ---------
                                                                                       (NUMERATOR)      (DENOMINATOR)       AMOUNT

Income before cumulative effect of change in accounting principle............         $     95,471
     Less: Preferred stock dividend..........................................               (7,056)
                                                                                      ------------

Basic EPS
Income available to common shareholders before cumulative effect of
    change in accounting principle...........................................         $     88,415       43,778,410      $     2.02
                                                                                      ============      ===========

Cumulative effect of change in accounting principle..........................         $      5,929       43,778,410            0.14
                                                                                      ============      ===========      ----------

Net income available to common shareholders..................................         $     94,344       43,778,410      $     2.16
                                                                                      ============      ===========      ----------

Diluted EPS

Income available to common shareholders before cumulative effect of
    change in accounting principle...........................................         $     88,415       43,778,410

Effect of dilutive securities

Incremental shares issuable upon exercise of stock options...................                               695,833
                                                                                      ------------      -----------

Income available to common shareholders before cumulative effect of
    change in accounting principle...........................................         $     88,415       44,474,243      $     1.99
                                                                                      ============      ===========

Cumulative effect of change in accounting principle..........................         $      5,929       44,474,243            0.13
                                                                                      ============      ===========      ----------

Net income available to common shareholders..................................         $     94,344       44,474,243      $     2.12
                                                                                      ============      ===========      ==========


FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000:
(Dollars in thousands, except per share data)                                           INCOME           SHARES         PER SHARE
---------------------------------------------                                           ------           ------         ---------
                                                                                       (NUMERATOR)    (DENOMINATOR)       AMOUNT


Net income...................................................................         $     61,913
     Less: Preferred stock dividend..........................................               (4,454)
                                                                                      -------------

Basic EPS

     Net income available to common shareholders ............................         $     57,459        41,718,063    $     1.38
                                                                                      ============     =============    ==========

Diluted EPS

    Net income available to common shareholders..............................         $     57,459        41,718,063

Effect of dilutive securities

    Incremental shares issuable upon exercise of stock options...............                                 70,327
                                                                                      ------------     -------------
    Net income available to common shareholders..............................         $     57,459        41,788,390    $     1.38
                                                                                      ============     =============    ==========

f. Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales when the loans are sold.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:


(In thousands)                                 QUARTER ENDED           NINE MONTH PERIOD ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                           ----------------------      ----------------------
                                             2001          2000          2001          2000
                                           --------      --------      --------      --------
Employee costs, gross                      $ 18,905      $ 15,720      $ 55,543      $ 47,935
Deferred costs pursuant to SFAS No. 91       (7,447)       (5,369)      (20,477)      (18,134)
                                           --------      --------      --------      --------
    Employee cost, net                     $ 11,458      $ 10,351      $ 35,066      $ 29,801
                                           ========      ========      ========      ========

Other expenses, gross                      $  6,682      $  6,056      $ 19,485      $ 16,552
Deferred costs pursuant to SFAS No. 91       (1,356)       (1,867)       (5,881)       (5,443)
                                           --------      --------      --------      --------
    Other expenses, net                    $  5,326      $  4,189      $ 13,604      $ 11,109
                                           ========      ========      ========      ========

g.       Segment information

         The Company operates in four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), securities broker-dealer operations and insurance sales activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company's operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.

         The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

         The following tables present net interest income, non-interest income, net income and identifiable assets for the Company's Puerto Rico and mainland U.S. operations as well as for each of the Company's reportable segments for the periods presented.


(In thousands)

                                                Mainland
                           Puerto Rico             US                 Eliminations          Totals
                         ---------------     --------------         ----------------    -------------
                                               QUARTER ENDED SEPTEMBER 30, 2001
                         ----------------------------------------------------------------------------
Net interest income         $     22,635             2,141                    (85)       $     24,691
Non-interest income         $     55,172               137                     --        $     55,309
Net income                  $     36,570               325                    (85)       $     36,810
Identifiable assets         $  6,154,104           251,377                (32,181)       $  6,373,300

                                          NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
                         ----------------------------------------------------------------------------
Net interest income         $     50,463             4,840                   (268)       $     55,035
Non-interest income         $    155,142             1,261                     --        $    156,403
Net income                  $    100,888               780                   (268)       $    101,400
Identifiable assets         $  6,154,104           251,377                (32,181)       $  6,373,300

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(In thousands)

                            Mortgage                              Broker           Insurance
                             Banking             Banking          Dealer             Agency         Eliminations          Totals
                          --------------      --------------  --------------      -------------   ----------------    -------------
                                                              QUARTER ENDED SEPTEMBER 30, 2001
                          ---------------------------------------------------------------------------------------------------------
Net interest income         $      7,728            19,250              623              240            (3,150)        $     24,691
Non-interest income         $     46,949             5,467            2,426            1,249              (782)        $     55,309
Net income                  $     23,394            13,128              706              874            (1,292)        $     36,810
Identifiable assets         $  2,657,507         3,578,677          529,750           27,726          (420,360)        $  6,373,300

                                                              QUARTER ENDED SEPTEMBER 30, 2000
                          ---------------------------------------------------------------------------------------------------------
Net interest income         $    (2,027)            11,839              448               --               159         $     10,419
Non-interest income         $     54,073             6,991            1,512               --           (20,555)        $     42,021
Net income                  $     33,693             7,826             (83)               --           (20,398)        $     21,038
Identifiable assets         $  2,798,665         2,348,446          727,132               --          (681,951)        $  5,192,292



(In thousands)

                            Mortgage                              Broker           Insurance
                             Banking            Banking           Dealer             Agency         Eliminations          Totals
                          --------------     --------------    -------------      -------------   ----------------    -------------
                                                         NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
                          ---------------------------------------------------------------------------------------------------------
Net interest income         $     13,328            43,003             1,784              240            (3,320)       $     55,035
Non-interest income         $    128,594            20,575             6,468            2,982            (2,216)       $    156,403
Net income                  $     72,112            29,142             1,338            1,699            (2,891)       $    101,400
Identifiable assets         $  2,657,507         3,578,677           529,750           27,726          (420,360)       $  6,373,300

                                                         NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                         ----------------------------------------------------------------------------------------------------------
Net interest income         $     (4,374)           34,066             1,657               --               666        $     32,015
Non-interest income         $    122,732            11,481             5,530               --           (21,650)       $    118,093
Net income                  $     62,203            19,910               785               --           (20,985)       $     61,913
Identifiable assets         $  2,798,665         2,348,446           727,132               --          (681,951)       $  5,192,292


h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available for sale and held to maturity are shown below by category.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The following table summarizes Doral Financial's holdings of trading securities as of September 30, 2001 and December 31, 2000.


TRADING SECURITIES                                          SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS)                                                   2001               2000
                                                            -------------       ------------
Mortgage-backed securities..........................          $  823,306         $  958,731
Interest-only strips................................             210,458            137,652
U.S. Treasury and agencies..........................                 184                126
Puerto Rico government obligations..................               2,457              1,397
Other...............................................               6,444              4,032
                                                              ----------         ----------
         Total......................................          $1,042,849         $1,101,938
                                                              ==========         ==========

2. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yield and contractual maturities of available for sale securities as of September 30, 2001 and December 31, 2000.

         Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2001
(Dollars in thousands)                                                                                            WEIGHTED
                                          AMORTIZED       UNREALIZED       UNREALIZED          MARKET             AVERAGE
                                             COST            GAINS           LOSSES             VALUE               YIELD
                                          ---------       ----------       ----------          ------             -------
MORTGAGE-BACKED SECURITIES
     GNMA
         Due over ten years                $ 92,679          $1,758          $     56          $ 94,381              6.58%
     FHLMC AND FNMA
         Due over ten years                 390,169           6,172                --           396,341              6.44%
DEBT SECURITIES
     FEDERAL HOME LOAN BANK NOTES
         Due over ten years                  50,000             875                --            50,875              7.10%
     US TREASURY
         Due over ten years                 166,845             726             1,046           166,525              5.33%
                                           --------          ------          --------          --------           -------
                                           $699,693          $9,531          $  1,102          $708,122              6.25%
                                           ========          ======          ========          ========           =======



SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2000
(Dollars in thousands)                                                                                            WEIGHTED
                                          AMORTIZED       UNREALIZED       UNREALIZED          MARKET             AVERAGE
                                             COST            GAINS           LOSSES             VALUE               YIELD
                                          ---------       ----------       ----------          ------             -------
MORTGAGE-BACKED SECURITIES
     GNMA
         Due within a year                 $ 10,394          $  103          $     86          $ 10,411              7.29%
     FHLMC AND FNMA
         Due within a year                   66,195           1,181                --            67,376              7.55%
DEBT SECURITIES
     FEDERAL HOME LOAN BANK NOTES
         Due over ten years                  22,981           1,081                --            24,062              6.32%
     US TREASURY
         Due within a year                   10,565             610                --            11,175              6.25%
         Due over ten years                  63,826           5,524                --            69,350              6.25%
                                           --------          ------          --------          --------           -------
                                           $173,961          $8,499          $     86          $182,374              6.80%
                                           ========          ======          ========          ========           =======

         3. The following tables summarize amortized costs, unrealized holding gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of September 30, 2001 and December 31, 2000.

                  Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


SECURITIES HELD TO MATURITY
AS OF SEPTEMBER 30, 2001
(Dollars in thousands)                                                                                              WEIGHTED
                                           AMORTIZED       UNREALIZED        UNREALIZED         MARKET              AVERAGE
                                             COST             GAINS            LOSSES            VALUE               YIELD
                                           ---------       ----------        ----------         ------              -------
MORTGAGE-BACKED SECURITIES
    GNMA
       Due from five to ten years          $  2,948          $   97          $     --          $  3,045              6.74%
       Due over ten years                    16,316             701                --            17,017              6.99%
    CMO CERTIFICATES
       Due from one to five years               128              --                --               128              8.25%
       Due from five to ten years             4,979              --                25             4,954              6.20%
       Due over ten years                   108,973             458             1,463           107,968              5.88%
DEBT SECURITIES
    FEDERAL FARM CREDIT NOTES
       Due from five to ten years             5,000             225                --             5,225              6.22%
    FEDERAL HOME LOAN BANK ("FHLB") NOTES
       Due from one to five years             5,000              20                --             5,020              7.08%
       Due from five to ten years             5,000             100                --             5,100              7.89%
       Due over ten years                   284,709          12,557                --           297,266              6.57%
    FHLB ZERO COUPON
       Due within a year                     25,260              --                60            25,200              7.30%
       Due over ten years                   301,369             457             1,117           300,709              7.20%
    PR HOUSING BANK
       Due from five to ten years             5,000              --                --             5,000              6.00%
       Due over ten years                     3,315              22                --             3,337              6.20%
    U.S. TREASURY
       Due over ten years                    61,067           2,234             1,140            62,161              5.36%
    OTHER
       Due from one to five years             2,025              10                --             2,035              6.60%
       Due from five to ten years             1,345              10                --             1,355              6.68%
       Due over ten years                     2,000              15                --             2,015              7.00%
                                           --------         -------          --------          --------           -------
                                           $834,434         $16,906          $  3,805          $847,535              6.65%
                                           ========         =======          ========          ========           =======

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2000
(Dollars in thousands)                                                                                             WEIGHTED
                                           AMORTIZED       UNREALIZED       UNREALIZED         MARKET               AVERAGE
                                             COST             GAINS           LOSSES            VALUE                YIELD
                                           ---------       ----------       ----------         ------              --------
MORTGAGE-BACKED SECURITIES
    GNMA
       Due from five to ten years          $  2,510          $   66          $     --          $  2,576              6.60%
       Due over ten years                    21,239             754                --            21,993              6.99%

    CMO CERTIFICATES
       Due from one to five years             3,205              --                15             3,190              6.12%
       Due from five to ten years             5,288              --                26             5,262              6.23%
       Due over ten years                   123,299             582               979           122,902              5.95%

DEBT SECURITIES
    FEDERAL FARM CREDIT NOTES
       Due from one to five years             4,906             169                --             5,075              6.22%
       Due from five to ten years             9,996             141                --            10,137              6.41%

    FEDERAL HOME LOAN BANK ("FHLB") NOTES
       Due within a year                     34,380              --                63            34,317              6.94%
       Due from one to five years            26,999              49                38            27,010              7.27%
       Due from five to ten years            70,595             350               138            70,807              7.69%
       Due over ten years                   591,553           5,219             5,559           591,213              6.78%

    FHLB ZERO COUPON
       Due from five to ten years           196,922              --             8,222           188,700              7.50%
       Due over ten years                   158,591          20,748                45           179,294              7.85%

    PR HOUSING BANK NOTES
       Due over ten years                     3,390              --                --             3,390              6.20%

    US TREASURY
       Due within a year                      5,035           1,102             1,097             5,040              5.68%
       Due from five to ten years            70,031           3,819                --            73,850              6.00%
       Due over ten years                   225,029           4,024             2,314           226,739              5.51%

    ECONOMIC DEVELOPMENT BANK NOTES
       Due from one to five years             2,000              --                --             2,000              6.60%
       Due from five to ten years             1,345              --                --             1,345              6.68%
       Due over ten years                     2,000              --                --             2,000              7.00%
                                         ----------         -------          --------        ----------           -------
                                         $1,558,313         $37,023          $ 18,496        $1,576,840              6.74%
                                         ==========         =======          ========        ==========           =======

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i. The following table sets forth certain information regarding Doral Financial's mortgage loans held for sale as of the dates indicated:


MORTGAGE LOANS HELD FOR SALE
(In thousands)                                          SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                        ------------------        -----------------
Conventional single family residential loans             $     1,325,775          $        937,386
FHA/VA loans                                                      94,591                   131,169
Mortgage loans on residential multifamily                        167,721                   165,133
Construction and commercial real estate loans                    136,789                   118,257
Consumer loans secured by mortgages                                  303                     2,660
                                                         ---------------          ----------------
                                                         $     1,725,179          $      1,354,605
                                                         ===============          ================

j. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:


LOANS RECEIVABLE, NET
(Dollars in thousands)                            SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                               -----------------------      ------------------------------
                                                AMOUNT         PERCENT          AMOUNT             PERCENT
Construction loans                             $ 337,672          55%          $238,393               54%
Residential mortgage loans                        57,906          10%            74,862               17%
Commercial real estate                            67,732          11%            38,353                9%
Consumer-- secured by mortgage                     1,031          --              2,107                1%
Consumer-- other                                  25,023           4%            16,652                4%
Commercial non-real estate                        58,124          10%            32,501                7%
Loans on saving deposits                           9,642           2%            10,836                2%
Land secured                                      50,749           8%            26,935                6%
                                               ---------         ----       -----------              ----
     Loans receivable, gross                     607,879          100%          440,639              100%
                                               ---------         ----       -----------              ----
Less:
     Undisbursed portion of loans
          in process                             (12,491)                       (35,134)
     Unearned interest and deferred
          loan fees                               (8,270)                        (2,476)
     Allowance for loan losses(1)                 (5,776)                        (4,838)
                                               ---------                    -----------
                                                 (26,537)                       (42,448)
                                               ---------                    -----------
  Loans receivable, net                        $ 581,342                    $   398,191
                                               =========                    ===========

-------------------
         (1) Does not include $5.9 million and $4.5 million of allowance for loan losses allocated to mortgage loans held for sale as of September 30, 2001 and December 31, 2000, respectively.

k. Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority. The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which will become the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building under construction.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

l.       Adoption of FAS 133

         The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (referred to hereafter as "SFAS No. 133"), on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities.

         SFAS No. 133 standardizes accounting for derivative instruments by requiring the recognition of all derivatives (both assets and liabilities) in the statement of financial position at fair value. Changes in the fair value of derivative instruments are accounted for in earnings or other comprehensive income, depending on their intended use and designation.

         For transactions that qualify for hedge accounting, SFAS No. 133 provides for a matching of the timing of gain or loss recognition on the hedging instrument with the recognition in earnings of (a) the changes in the fair value of the hedged asset, liability or a firm commitment that are attributable to the hedged risk or (b) the effect of the exposure to the variability of cash flows from the hedged asset, liability or forecasted transaction. Although the Company enters into derivative transactions for hedging purposes, it generally does not designate derivatives as hedges for accounting purposes. At September 30, 2001, none of the Company's derivatives were designated as hedges.

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

         In connection with the adoption of the SFAS No. 133, the Company also recognized in earnings the fair value of $100 million of interest rate swaps previously excluded from the financial statements, valued at an after tax loss of $196,000. All other derivative instruments remain classified as securities held for trading and were previously recorded at fair value.

m. At September 30, 2001 and December 31, 2000, money market investments include $460.2 million and $134.5 million, respectively, of pledged money market investments.

n. Certain amounts reflected in the 2000 Consolidated Financial Statements have been reclassified to conform to the presentation for 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, banking (including thrift operations), investment banking and broker-dealer operations and insurance sales activities. Doral Financial's mortgage banking activities (its "mortgage banking business"), include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and, to a lesser extent, the origination of construction loans and mortgage loans secured by income producing real estate and land.

         Doral Financial is currently in its 29th year of operations. Doral Financial is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased during the quarters ended September 30, 2001 and 2000 by Doral Financial was approximately $1.1 billion and $780 million, respectively. For the nine month periods ended September 30, 2001 and 2000, the volume of loans originated and purchased was approximately $3.1 billion and $2.4 billion, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $9.7 billion as of September 30, 2001, from $8.6 billion as of September 30, 2000. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and purchases of mortgage loans on a servicing released basis.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities. At September 30, 2001, Doral Financial held securities for trading with a fair market value of $1.0 billion, approximately $740.5 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included in operations as part of trading account.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of September 30, 2001, Doral Financial held approximately $834.4 million in securities and other investments that are classified as held to maturity. As of September 30, 2001, Doral Financial also held $708.1 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive income, net of taxes," in Doral Financial's Consolidated Financial Statements.

         For the quarters ended September 30, 2001 and 2000, Doral Financial's banking subsidiaries contributed approximately $13.1 million and $7.8 million, or 36% and 37%, respectively, to the Company's consolidated net income. For the first nine months of 2001 and 2000, Doral Financial's banking subsidiaries contributed approximately $29.1 million and $19.9 million, or 29% and 32%, respectively, to Doral Financial's consolidated net income.

         The Company's broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides retail and institutional brokerage, financial advisory and investment banking services in Puerto Rico. For the quarters ended September 30, 2001, Doral Securities had net income of approximately $706,000 compared to a net loss of $83,000 for the comparable quarter of 2000. For the nine month periods ended September 30, 2001 and 2000, Doral Securities' net income was approximately $1.3 million and $785,000, respectively. Assets in customer brokerage accounts increased to $304.3 million as of September 30, 2001, from $273.5 million as of September 30, 2000, notwithstanding the downturn in the financial markets.

         Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Agency, which commenced operations during December 2000. For the quarter and nine months ended September 30, 2001, Doral Agency's net income was approximately $874,000 and $1.7 million, respectively.

         For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial's mortgage banking, banking, broker-dealer and insurance sales activities segments, please refer to note "g" of Doral Financial's Consolidated Financial Statements (unaudited).

         Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial's principal mortgage units, is organized as an operating division within the parent company. As of September 30, 2001, Doral Financial had assets of $2.7 billion at the parent company level.

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

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:


TABLE A                                                          QUARTER ENDED                 NINE MONTH PERIOD
LOAN PRODUCTION                                                   SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                           --------------------------      ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN
BALANCE)
                                                              2001             2000            2001             2000
                                                           -----------       --------      -----------        --------
FHA/VA mortgage loans
    Number of loans..................................            1,369          1,728            4,466           5,087
    Volume of loans..................................      $   111,042       $152,995      $   394,490        $464,314
    Percent of total volume..........................               10%            20%              13%             20%

Conventional conforming mortgage loans
    Number of loans..................................            2,924            816            8,405           7,082
    Volume of loans..................................      $   451,656       $101,808       $1,036,767        $434,939
    Percent of total volume..........................               41%            13%              34%             18%

Conventional non - conforming mortgage loans(1)(2)
    Number of loans..................................            5,895          4,815           15,253          12,559
    Volume of loans..................................      $   380,778       $354,534       $1,249,843      $1,056,209
    Percent of total volume..........................               35%            45%              41%             44%

Other(3)
    Number of loans..................................              378            367            1,201             985
    Volume of loans..................................      $   149,847       $170,184      $   378,386        $426,284
    Percent of total volume..........................               14%            22%              12%             18%

Total loans
    Number of loans..................................           10,566          7,726           29,325          25,713
    Volume of loans..................................       $1,093,323       $779,521       $3,059,486      $2,381,746

Average initial loan balance.........................      $   103,475       $100,896      $   104,330    $     92,628


--------------------
       (1) Includes $13.7 million and $18.1 million in second mortgages for the quarters ended September 30, 2001 and 2000, respectively and $43.3 million and $48 million in second mortgages for the nine month periods ended September 30, 2001 and 2000.
       (2) Includes $24.9 million and $13.9 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended September 30, 2001 and 2000, respectively, and $98.7 million and $47.9 million for the nine month periods ended September 30, 2001 and 2000.
       (3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

         A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the nine months ended September 30, 2001 and 2000, refinance loans represented approximately 50% and 41%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

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

         The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:


TABLE B
LOAN ORIGINATION SOURCES
                                                              NINE MONTH PERIOD ENDED SEPTEMBER 30
                                        --------------------------------------------------------------------------------
                                                         2001                                      2000
                                        --------------------------------------     -------------------------------------
                                          PUERTO RICO       US        TOTAL          PUERTO RICO      US        TOTAL
Retail.................................       56%            -         56%               47%           -         47%
Wholesale(1)...........................       30%            -         30%               34%           1%        35%
New Housing Developments...............        8%           1%          9%               10%           -         10%
Multi-family...........................        -            1%          1%                -            2%         2%
Other(2)...............................        3%           1%          4%                6%           -          6%

--------------------
(1) Refers to purchases of mortgage loans from other financial institutions.
(2) Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

         Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing released basis as well as servicing rights in bulk. During the third quarters of 2001 and 2000, Doral Financial purchased servicing rights amounting to approximately $99.9 million and $20.4 million, respectively, in principal amount of mortgage loans. For the nine months period ended September 30, 2001 and 2000, the Company purchased servicing rights amounting to approximately $259.3 and $139.9 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:


TABLE C
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                 AS OF SEPTEMBER 30,
                                                                 2001             2000
                                                              ----------       ----------
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA ...................................................      $3,279,140       $3,009,818
FHLMC/FNMA .............................................       2,594,788        2,137,235
Doral Financial grantor trusts .........................          70,164           91,901
Other conventional mortgage loans(1) ...................       3,781,089        3,317,913
                                                              ----------       ----------
Total servicing portfolio ..............................      $9,725,181       $8,556,867
                                                              ==========       ==========

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans ........................................         133,952          125,685
Weighted average interest rate .........................            7.67%            7.76%
Weighted average remaining maturity (months) ...........             253              253
Weighted average servicing fee rate ....................           .3231%           .3193%
Average servicing portfolio ............................      $9,279,544       $8,109,619
Principal prepayments ..................................      $  927,219       $  420,093
Prepayments to average portfolio (annualized) ..........              13%               7%
Average size of loans prepaid ..........................      $   68,693       $   48,426

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT
   PERIOD END:
60-89 days past due ....................................            1.45%            1.56%
90 days or more past due ...............................            2.15%            2.25%
                                                              ----------       ----------
Total delinquencies excluding foreclosures .............            3.60%            3.81%
                                                              ==========       ==========
Foreclosures pending ...................................            1.31%            0.98%
                                                              ==========       ==========

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio ..........................      $8,804,706       $7,633,181
Add:
    Loans funded and purchased(2) ......................       1,907,052        1,335,740
    Bulk servicing acquired ............................         259,348          139,893
Less:
    Servicing sales transferred ........................         138,548          118,786
    Run-off(3) .........................................       1,107,377          433,161
                                                              ----------       ----------
Ending servicing portfolio .............................      $9,725,181       $8,556,867
                                                              ==========       ==========

         (1) Includes $1.2 billion and $1.0 billion of loans owned by Doral Financial at September 30, 2001 and 2000, respectively, which represented 12% of the total servicing portfolio as of such dates for both periods.
         (2) Excludes approximately $1.2 billion and $1.0 billion of commercial, consumer, construction and other loans not included in Doral Financial's mortgage servicing portfolio as of September 30, 2001 and 2000, respectively.
         (3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2001 and 2000, approximately 5% and 7%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

COMPONENTS OF REVENUES

         As shown in Doral Financial's Consolidated Statements of Income, the components of Doral Financial's revenues are: (i) net interest income; (ii) net gains on mortgage loan sales and fees; (iii) servicing income; (iv) trading account; (v) gain on sale of investment securities; and (vi) commissions, fees and other income.

NET INCOME

         Doral Financial's net income for the quarter ended September 30, 2001 was $36.8 million, an increase of $15.8 million, or 75%, from $21.0 million for the 2000 period. For the first nine months of 2001 and 2000, the Company's net income amounted to $101.4 million and $61.9 million, respectively, an increase of 64%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's banking units, which contributed approximately $29.1 million to Doral Financial's consolidated net income for the nine months ended September 30, 2001, compared to $19.9 million for the respective 2000 period. Doral Securities, Doral Financial's investment banking and broker-dealer unit, contributed $1.3 million to consolidated net income for the nine months ended September 30, 2001, compared to $785,000 for the respective 2000 period. Doral Agency, Doral Financial's insurance agency which commenced operations in December 2000, contributed $1.7 million to consolidated net income for the nine months ended September 30, 2001. Diluted earnings per common share for the third quarter of 2001 were $0.74, an increase of 61% over the $0.46 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the nine months ended September 30, 2001 and 2000 were $2.12 and $1.38, respectively, representing an increase of 54%.

         NET INTEREST INCOME

         Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

         Net interest income for the third quarter of 2001 and 2000 was $24.7 million and $10.4 million, respectively, an increase of 138%. For the first nine months of 2001 and 2000 net interest income amounted to $55.0 million and $32.0 million, respectively, an increase of 72%. The increase in net interest income for the third quarter and first nine months of 2001, as compared to the respective 2000 periods, was principally due to an increase in Doral Financial's average interest-earning assets, as well as a decrease in borrowing costs during the periods.

         During the first nine months of 2001, the Company's banking subsidiaries contributed approximately $43.0 million to the consolidated net interest income, compared to $34.1 million for the first nine months of 2000.

         The following tables present, for the periods indicated, the Company's average balance sheet, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances for 2001 are based on average daily balance and for 2000 are based on the average of month-end balances for Doral Financial and its non-banking subsidiaries, and average daily balances for the banking subsidiaries.


TABLE D
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)


                                                                              QUARTER ENDED SEPTEMBER 30,
                                                          -------------------------------------------------------------------------
                                                                          2001                                  2000
                                                          ------------------------------------   ----------------------------------
                                                           AVERAGE                   AVERAGE      AVERAGE                 AVERAGE
                                                           BALANCE      INTEREST    YIELD/RATE    BALANCE      INTEREST  YIELD/RATE
                                                          ----------    --------    ----------   ----------    --------  ----------

ASSETS:
Interest-Earning Assets:
     Total Loans(1)                                       $2,256,236     $42,994      7.56%     $1,744,225     $35,277      8.09%
     Mortgage-Backed Securities                            1,760,976      26,347      5.94%      1,024,512      17,750      6.93%
     Investment Securities                                   977,480      13,654      5.54%      1,743,481      27,895      6.40%
     Other Interest-Earning Assets(2)                        745,980       9,831      5.23%        361,582       6,210      6.87%
                                                          ----------     -------    ------      ----------     -------    ------
        Total Interest-Earning Assets/Interest Income      5,740,672     $92,826      6.42%      4,873,800     $87,132      7.15%
                                                                         =======    ======                     =======    ======
Total Non-Interest-Earning Assets                            679,269                               474,405
                                                          ----------                            ----------
Total Assets                                              $6,419,941                            $5,348,205
                                                          ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
     Loans Payable                                        $  230,020     $ 2,697      4.65%     $  503,263    $  9,776      7.77%
     Repurchase Agreements                                 2,685,744      31,193      4.61%      2,300,713      36,926      6.42%
     Deposits                                              1,534,892      17,676      4.57%      1,150,852      16,515      5.74%
     Other Borrowed Funds(3)                                 971,541      16,569      6.77%        722,673      13,496      7.47%
                                                          ----------     -------    ------      ----------     -------    ------
        Total Interest-Bearing Liabilities/Interest
             Expense                                       5,422,197     $68,135      4.99%      4,677,501     $76,713      6.56%
                                                                         =======    ======                     =======    ======
Total Non-Interest-Bearing Liabilities                       346,451                               225,955
                                                          ----------                            ----------
Total Liabilities                                          5,768,648                             4,903,456
Stockholders' Equity                                         651,293                               444,749
                                                          ----------                            ----------
Total Liabilities and Stockholders' Equity                $6,419,941                            $5,348,205
                                                          ==========                            ==========

Net Interest-Earning Assets                              $   318,475                            $  196,299
Net Interest Income                                                      $24,691                               $10,419

Interest Rate Spread(4)                                                               1.43%                                 0.59%
Interest Rate Margin(4)                                                               1.71%                                 0.86%
Net Interest-Earning Assets Ratio                                                   105.87%                               104.20%

---------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.
(2) Consist of money market instruments, reverse repurchase agreements and interest-bearing deposits at other banks.
(3)      Consist of advances from FHLB-NY and notes payable.
(4) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE E
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)


                                                                         NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                ----------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                ----------------------------------------------------------------------------------
                                                   AVERAGE                      AVERAGE        AVERAGE                    AVERAGE
                                                   BALANCE       INTEREST      YIELD/RATE      BALANCE       INTEREST    YIELD/RATE
                                                ------------   -----------   -------------- ------------   ------------  ----------
ASSETS:
Interest-Earning Assets:
     Total Loans(1)                              $ 2,081,941    $  117,926        7.57%    $1,498,391      $    90,353        8.04%
     Mortgage-Backed Securities                    1,558,007        70,750        6.07%     1,108,662           58,010        6.98%
     Investment Securities                         1,093,941        53,721        6.57%     1,566,072           74,114        6.31%
     Other Interest-Earning Assets(2)                585,880        22,323        5.09%       355,439           16,354        6.13%
                                                 -----------    -----------    -------     ----------      -----------     -------
          Total Interest-Earning Assets/
            Interest Income                        5,319,769    $  264,720        6.65%     4,528,564      $   238,831        7.03%
                                                                ==========     =======                     ===========     =======
Total Non-Interest-Earning Assets                    639,580                                  477,907
                                                 -----------                               ----------
Total Assets                                     $ 5,959,349                               $5,006,471
                                                 ===========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
     Loans Payable                               $   284,660    $   12,521        5.88%    $  466,588      $    26,490        7.57%
     Repurchase Agreements                         2,446,625        94,609        5.17%     2,203,134           99,921        6.05%
     Deposits                                      1,427,660        53,342        5.00%     1,130,129           44,753        5.28%
     Other Borrowed Funds(3)                         984,751        49,213        6.68%       635,128           35,652        7.48%
                                                 -----------    -----------    -------     ----------      -----------     -------
          Total Interest-Bearing Liabilities/
            Interest Expense                       5,143,696    $  209,685        5.45%     4,434,979      $   206,816        6.22%
                                                                ==========     =======                     ===========     =======
Total Non-Interest-Bearing Liabilities               241,622                                  155,425
                                                 -----------                               ----------
Total Liabilities                                  5,385,318                                4,590,404
Stockholders' Equity                                 574,031                                  416,067
                                                 -----------                               ----------
Total Liabilities and Stockholders' Equity       $ 5,959,349                               $5,006,471
                                                 ===========                               ==========

Net Interest-Earning Assets                      $   176,073                               $   93,585
Net Interest Income                                             $   55,035                                $     32,015

Interest Rate Spread(4)                                                           1.20%                                       0.81%
Interest Rate Margin(4)                                                           1.38%                                       0.94%
Net Interest-Earning Assets Ratio                                               103.42%                                     102.11%

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

         The following tables describe the extent to which changes in interest rates and changes in volume of interest- earning assets and interest-bearing liabilities have affected Doral Financial's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE F
NET INTEREST INCOME VARIANCE ANALYSIS                                       QUARTER ENDED
(IN THOUSANDS)                                                               SEPTEMBER 30,
-------------------------------------                   -------------------------------------------------------
                                                                         2001 COMPARED TO 2000
                                                                        CHANGE ATTRIBUTABLE TO:
                                                             VOLUME               RATE              TOTAL
                                                        -----------------  ------------------ -----------------
INTEREST INCOME VARIANCE
     TOTAL LOANS                                             $  10,441          $  (2,724)         $   7,717
     MORTGAGE-BACKED SECURITIES                                 12,864             (4,267)             8,597
     INVESTMENT SECURITIES                                     (12,357)            (1,884)           (14,241)
     OTHER INTEREST EARNING ASSETS                               6,656             (3,035)             3,621
                                                             ---------          ----------         ---------

TOTAL INTEREST INCOME VARIANCE                                  17,604            (11,910)             5,694
                                                             ---------          ----------         ---------

INTEREST EXPENSE VARIANCE
     LOANS PAYABLE                                              (5,351)            (1,728)            (7,079)
     REPURCHASE AGREEMENTS                                       6,231            (11,964)            (5,733)
     DEPOSITS                                                    5,556             (4,395)             1,161
     OTHER BORROWED FUNDS                                        4,686             (1,613)             3,073
                                                             ---------          ----------         ---------

TOTAL INTEREST EXPENSE VARIANCE                                 11,122            (19,700)            (8,578)
                                                             ---------          ----------         ---------

NET INTEREST INCOME VARIANCE                                 $   6,482          $   7,790           $ 14,272
                                                             =========          =========           ========


TABLE G
NET INTEREST INCOME VARIANCE ANALYSIS                                   NINE MONTH PERIOD ENDED
(IN THOUSANDS)                                                               SEPTEMBER 30,
-------------------------------------                   -------------------------------------------------------
                                                                         2001 COMPARED TO 2000
                                                                        CHANGE ATTRIBUTABLE TO:
                                                             VOLUME              RATE               TOTAL
                                                        -----------------  ------------------ -----------------
INTEREST INCOME VARIANCE
     TOTAL LOANS                                            $   35,092        $    (7,519)        $   27,573
     MORTGAGE-BACKED SECURITIES                                 23,459            (10,719)            12,740
     INVESTMENT SECURITIES                                     (22,282)             1,889            (20,393)
     OTHER INTEREST EARNING ASSETS                              10,565             (4,596)             5,969
                                                            ----------        -----------         ----------

TOTAL INTEREST INCOME VARIANCE                                  46,834            (20,945)            25,889
                                                            ----------        -----------         ----------

INTEREST EXPENSE VARIANCE
     LOANS PAYABLE                                             (10,301)            (3,668)           (13,969)
     REPURCHASE AGREEMENTS                                      11,018            (16,330)            (5,312)
     DEPOSITS                                                   11,750             (3,161)             8,589
     OTHER BORROWED FUNDS                                       19,560             (5,999)            13,561
                                                            ----------        -----------         ----------

TOTAL INTEREST EXPENSE VARIANCE                                 32,027            (29,158)             2,869
                                                            ----------        -----------         ----------

NET INTEREST INCOME VARIANCE                                $   14,807        $     8,213         $   23,020
                                                            ==========        ===========         ==========

         INTEREST INCOME

         Total interest income increased from approximately $87.1 million during the third quarter of 2000, to $92.8 million during the third quarter of 2001. For the nine months ended September 30, 2001, interest income increased by approximately $25.9 million to $264.7 million compared to $238.8 million for the first nine months of 2000. The increases in interest income during both periods are primarily related to the increase in Doral Financial's total average interest-earning assets, which increased from $4.9 billion for the quarter ended September 30, 2000 to $5.7 billion for the quarter ended September 30, 2001 and from $4.5 billion for the nine months ended September 30, 2000 to $5.3 billion for the nine months ended September 30, 2001.

         Interest income on loans increased by $7.7 million or 22% during the third quarter of 2001, as compared to the respective 2000 period. For the first nine months of 2001, interest income on loans increased by $27.6 million or 31% as compared to the respective 2000 period. The increases during 2001 reflected an increase in the level of loans held by Doral Financial as compared to 2000, due to the increased volume of loan originations.

         Interest income on mortgage-backed securities for the third quarter of 2001 increased by 48% compared to the respective 2000 period. For the quarters ended September 30, 2001 and 2000, interest income on mortgage-backed securities amounted to $26.3 million and $17.8 million, respectively. During the first nine months of 2001, interest income on mortgage backed securities was $70.8 million, versus $58.0 million for the comparable 2000 period. The results for the 2001 periods reflect income received from tax-exempt Puerto Rico GNMA securities, increased holdings of U.S. FHLMC/FNMA mortgage-backed securities and IOs. The interest earned on such mortgage-backed securities is tax-exempt to Doral Financial's international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes.

         Interest income on investment securities decreased by $14.2 million and $20.4 million during the third quarter and first nine months of 2001, as compared to the same periods of 2000. The decrease in interest income on investment securities reflects the early redemption of a significant amount of debt securities.

         Interest income on other interest-earning assets increased by $3.6 million or 58% during the third quarter ended September 30, 2001 as compared to the same quarter of 2000. Interest income on other interest-earning assets was $22.3 million for the nine months ended September 30, 2001, as compared to $16.4 million for the comparable period of 2000. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 2000 to 2001 was due primarily to higher liquidity and the investment of such liquidity in short-term investments.

         INTEREST EXPENSE

         Total interest expense decreased to $68.1 million during the third quarter of 2001, from $76.7 million for the respective 2000 period, a reduction of 11%. Total interest expense for the first nine months of 2001 was $209.7 million, as compared to $206.8 million for the same period of 2000, an increase of 1%. The increase in interest expense for the first nine months of 2001 was due primarily to the increase in the average amount of interest-bearing liabilities used to fund Doral Financial's growth in interest-earning assets, that was offset to a large extent by a decrease in the average cost of borrowings. Average interest-bearing liabilities increased to $5.1 billion at an average cost of 5.45% for the nine month period ended September 30, 2001, compared to $4.4 billion at an average cost of 6.22% for the nine month period ended September 30, 2000.

         Interest expense related to loans payable decreased by $7.1 million or 72% during the third quarter of 2001 as compared to the same period of 2000. For the first nine months of 2001, interest expense related to loans payable was $12.5 million, a decrease of 53%, as compared to $26.5 million for the same period of 2000. The decrease in interest expense on loans payable was principally due to the decrease in the average amount of loans payable outstanding from $466.6 million for the nine month period ended September 30, 2000 to $284.7 million for the nine month period ended September 30, 2001, respectively. The weighted-average interest rate cost for borrowings under Doral Financial's loans payable was 4.65% and 7.77% for the third quarters of 2001 and 2000, respectively, and 5.88% and 7.57% for the nine months period then ended, respectively.

         Interest expense related to securities sold under agreements to repurchase decreased by $5.7 million or 16% during the third quarter of 2001 as compared to the same period of 2000. During the first nine months of 2001 interest expense related to securities sold under agreements to repurchase was $94.6 million versus $100 million for the corresponding 2000 period, a decrease of 5%. Interest expense on securities sold under agreements to repurchase during these periods reflected increased borrowings to finance mortgage-backed securities and other investment securities that were offset by lower borrowing costs. The weighted average interest rate cost of borrowings under repurchase agreements was 4.61% and 6.42% for the third quarters of 2001 and 2000, respectively, and 5.17% and 6.05% for the nine months period then ended, respectively.

         Interest expense on deposits increased by $1.2 million, or 7%, for the third quarter of 2001 as compared to the respective 2000 period. For the first nine months of 2001, interest expense on deposits was $53.3 million, an increase of 19% over the $44.8 million recorded for the same period of 2000. This increase is primarily related to a higher deposit base, which increased to $1.6 billion as of September 30, 2001, from $1.2 billion as of the same date a year ago. The increase in deposits reflects the expansion of Doral Financial's branch banking network, which included 29 branches as of September 30, 2001 compared to 20 branches as of September 30, 2000. This expansion trend is expected to continue throughout the remainder of 2001. The average interest cost on deposits was 4.57% and 5.00%, respectively, for the quarter and nine month periods ended September 30, 2001, as compared to 5.74% and 5.28% for the respective 2000 periods.

         Interest expense on other borrowed funds was $16.6 million for the quarter ended September 30, 2001, as compared to $13.5 million for the same period a year ago, an increase of 23%. For the first nine months of 2001, interest expense on other borrowed funds increased by 38%, to $49.2 million from $35.7 million in 2000. The increase in interest expense on other borrowed funds is due to the increase in FHLB advances of $247.5 million from September 30, 2000 to September 30, 2001. For the third quarter and first nine months of 2001, the weighted average interest rate for other borrowed funds was 6.77% and 6.68%, respectively, compared to 7.47% and 7.48%, respectively, for the corresponding 2000 periods.

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

TABLE H
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)


                                                                 QUARTER ENDED             NINE MONTH PERIOD ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ------------------------------------------------------------
                                                            2001              2000              2001             2000
                                                          --------          -------          --------          -------
OREO:
Balance at beginning of period ...................        $  1,588          $ 1,223          $  1,530          $   910
Provision for losses .............................             230              135               500              405
Net gains, charge-offs and others ................             185                6               (27)              49
                                                          --------          -------          --------          -------
Balance at end of period .........................        $  2,003          $ 1,364          $  2,003          $ 1,364
                                                          ========          =======          ========          =======

Allowance for Loan Losses(1):
Balance at beginning of period ...................        $ 10,907          $ 7,447          $  9,387          $ 6,136
Provision for loan losses ........................           1,062            1,050             3,128            2,705
                                                          --------          -------          --------          -------
Charge - offs:
     Mortgage loans held-for-sale ................              --               (5)             (234)            (120)
     Construction ................................              --               --                --               --
     Residential mortgage loans ..................              --               --                --               --
     Commercial real estate ......................              --               --                --               --
     Consumer ....................................            (143)            (131)             (530)            (409)
     Commercial non-real estate ..................             (37)             (84)              (47)            (158)
     Other .......................................              --               --                --              (53)
                                                          --------          -------          --------          -------
Total Charge-offs ................................            (180)            (220)             (811)            (740)
                                                          --------          -------          --------          -------
 Recoveries:
     Mortgage loans held-for-sale ................              --               --                --               14
     Construction ................................              --               --                --               --
     Residential mortgage loans ..................              --               --                --              104
     Commercial real estate ......................              --               --                --               --
     Consumer ....................................              44               27                96               85
     Commercial non-real estate ..................              --               50                33               50
     Other .......................................              --                6                --                6
                                                          --------          -------          --------          -------
Total recoveries .................................              44               83               129              259
                                                          --------          -------          --------          -------
Net charge-offs ..................................            (136)            (137)             (682)            (481)
                                                          --------          -------          --------          -------
Other Adjustments ................................            (148)              --              (148)              --
                                                          --------          -------          --------          -------
Balance at end of period .........................        $ 11,685          $ 8,360          $ 11,685          $ 8,360
                                                          ========          =======          ========          =======

Allowance for loan losses as a percentage
   of total loans outstanding at
   the end of period .............................            0.50%            0.49%             0.50%            0.49%
Net charge-offs to average loans
   outstanding ...................................            0.01%            0.01%             0.03%            0.03%

------------------

(1) Relates to both mortgage loans held-for-sale and to loans receivable held for investment.

         The allowance for loan losses relating to loans held by Doral Financial was $11.7 million at September 30, 2001, compared to $8.4 million as of September 30, 2000. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, commercial real estate and other commercial loans for which Doral Financial provides a higher allowance for loan losses.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 11% during the third quarter of 2001 to $44.8 million, as compared to $40.3 million for the same period of 2000. For the nine month periods ended September 30, 2001 and 2000, mortgage loans sales and fees were $136.2 million and $96.0 million, respectively, an increase of 42%. The increase for 2001 was mainly the result of a greater volume of loan sales and the ability of the Company to obtain higher profitability through higher loan fees and increased gains on sales, including the creation of interest only strips ("IOs") in connection with bulk sales of mortgage loans to corporate investors. See "Amortization of IOs and Servicing Assets."

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. As of September 30, 2001, the weighted average servicing fee for the entire portfolio was .32%. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. Servicing income for the quarters ended September 30, 2001 and 2000 was $7.6 million and $6.6 million, respectively. For the nine month periods ended September 30, 2001 and 2000, servicing income was $22.1 million and $19.6 million, respectively.

         The increase in the amount of loan servicing income for the third quarter and first nine months of 2001 was primarily due to the increase in the principal amount of loans serviced as compared to the 2000 period. The mortgage servicing portfolio was approximately $9.7 billion at September 30, 2001, compared to $8.6 billion as of September 30, 2000.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $927.2 million and $420.1 million for the nine months ended September 30, 2001 and 2000, respectively. This represented approximately 13% and 7%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

         Trading Account. Trading account includes all gains or losses, whether realized or unrealized, in the market value of Doral Financial's trading securities, as well as gains or losses on options and future contracts used for interest rate management purposes. Trading account activities for the quarters ended September 30, 2001 and 2000, resulted in losses of $3.5 million and $7.4 million, respectively. Trading account losses were related primarily to both realized and unrealized losses with respect to trading securities. Trading account activities for the quarters ended September 30, 2001 and 2000, included unrealized losses of $1.8 million and $3.9 million, respectively, on the value of its trading securities pursuant to SFAS No. 115. Trading account activities for the nine months period ended September 30, 2001 and 2000, resulted in losses of $18.4 million and $7.8 million, respectively. Trading account activities for the nine months period ended September 30, 2001 and 2000 included $7.5 million of unrealized losses and $4.6 million of unrealized gains, respectively, on the value of its trading securities pursuant to SFAS No. 115.

         Gain (loss) on Sale of Investment Securities. Gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities available for sale. For the third quarter and first nine months of 2001, sale of investment securities resulted in a gain of $1.5 million and $3.7 million, respectively, compared to losses of $277,000 and gains of $3.2 million, respectively, for the corresponding 2000 periods.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 79% during the third quarter of 2001 from $2.8 million for the quarter ended September 30, 2000 to $5.0 million for the quarter ended September 30, 2001. For the first nine months of 2001, commissions, fees and other income increased 82%, from $7.1 million for the nine months ended September 30, 2000 to $12.9 million for the nine months ended September 30, 2001. The increases during the 2001 periods were due primarily to increased commissions and fees earned by Doral Financial's banking, broker-dealer and insurance agency subsidiaries. Insurance agency activities commenced in December 2000 and produced commissions of $3.0 million for the nine months ended September 30, 2001.

         NON-INTEREST EXPENSE

         Total non-interest expense increased by 36% during the third quarter ended September 30, 2001, as compared to the respective 2000 period, reflecting the opening of 25 retail offices since September 30, 2000. For the nine months period ended September 30, 2001 total non-interest expense increased by 29% from the comparable 2000 period.

         PUERTO RICO INCOME TAXES

         The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the third quarters of 2001 and 2000, the effective income tax rate of Doral Financial was 13% and 14%, respectively. For the nine months period ended September 30, 2001 and 2000, the effective income tax rate of Doral Financial was 12% for both periods.

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

AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates IOs as a result of the sale of loans in bulk or in securitization transactions. IOs are the estimated fair market value of the cash flows that Doral Financial expects to receive in the future on the economic interest it retains on loans sold or securitized. The value of IOs reflects the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) normal servicing fee, based on the servicing fee permitted by FNMA and FHLMC, and adjusting such amount for expected losses and prepayments. Although the cash flows on the retained interests are received over time, the amount of the IOs is recognized at the time of sale of the related loans as an adjustment to the resulting gain or loss on the sale of loans and is recorded by Doral Financial as a component of "Net Gains on Mortgage Loan Sales" on its Consolidated Statements of Income. Sales of mortgage loans made during the third quarter of 2001 resulted in the recording of approximately $36.3 million of IOs, compared to $19.0 million for the corresponding 2000 period. For the nine month periods ended September 30, 2001 and 2000, the Company recorded IOs, in the amount of $103.4 million and $52.0 million, respectively. Sales of IOs for the nine months ended September 30, 2001 amounted to $13.7 million. Sales of IOs for the nine months ended September 30, 2000 amounted to $14.9 million. There were no sales of IOs during the third quarters of 2001 or 2000. As of September 30, 2001 and 2000, the unamortized balance of IOs was $210.5 million and $121.1 million, respectively.

         IOs are amortized over the expected life of the asset and such amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Amortization of IOs for each of the quarters ended September 30, 2001 and 2000, was approximately $8.7 million and $3.6 million, respectively. For the first nine month periods ended September 30, 2001 and 2000, amortization of IOs was approximately $21.5 million and $9.4 million, respectively.

         Beginning with the second quarter of 1995, whenever Doral Financial sells a mortgage loan, it assigns a fair value to the related mortgage servicing right (the "servicing asset") associated with such mortgage loan. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. The amount of the servicing asset is recognized at the time of sale of the related loan as an adjustment to the resulting gain or loss on the sale of the loan and is recorded as a component of "Net Gains on Mortgage Loan Sales and Fees" on Doral Financial's Consolidated Statement of Income. The increase in the creation of servicing assets reflects increased mortgage loan sales and securitizations during said periods and bulk purchases of servicing rights. The unamortized balance of the servicing asset is reflected on the Consolidated Statements of Condition of Doral Financial.

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

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:


TABLE I
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)

                                                       QUARTER ENDED                  NINE MONTH PERIOD ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                ---------------------------         ---------------------------
                                                   2001              2000             2001              2000
                                                ---------         ---------         ---------         ---------
Balance at beginning of period .........        $ 152,683         $ 125,556         $ 139,795         $ 109,721
Capitalization of rights ...............            8,993             9,702            29,189            30,058
Rights sold ............................               --                --                --                --
Rights purchased .......................            1,417             2,142             4,119             4,029
Amortization:
     Scheduled .........................           (5,162)           (3,578)          (14,332)           (9,986)
     Unscheduled .......................           (3,103)               --            (3,943)               --
                                                ---------         ---------         ---------         ---------

Balance at end of period ...............        $ 154,828         $ 133,822         $ 154,828         $ 133,822
                                                =========         =========         =========         =========

         Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and servicing assets can adversely affect Doral Financial's revenues and liquidity by increasing the amortization rates for servicing assets and IOs, as well as requiring Doral Financial to recognize an impairment against income over and above scheduled amortization. See "Interest Rate Management." The portion of Doral Financial's mortgage servicing portfolio consisting of the servicing asset that was originated by Doral Financial prior to the adoption of SFAS No. 122 in 1995 is not reflected as an asset on Doral Financial's Consolidated Financial Statements, and is not subject to amortization or impairment.

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

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of September 30, 2001, the maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $655.0 million. As of September 30, 2001, the Company maintained a reserve of $2.4 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in Doral Financial's Consolidated Financial Statements.

         Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of September 30, 2001, approximately 55% or $337.7 million of Doral Financial's gross loans receivable portfolio totaling $607.9 million consisted of construction loans.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans held for sale past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Mortgage loans held for sale by Doral Financial's mortgage banking units are not normally placed on a non-accrual basis following default. Doral Financial believes that this policy is reasonable because these loans are adequately secured by real estate and the amounts due on the loans are generally recovered in foreclosure. Doral Financial's banking subsidiaries' policy is to place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. As of September 30, 2001 and 2000, Doral Financial would have recognized $1.4 million and $1.1 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)


                                                                                   AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                                                                          2001                   2000
                                                                                   -------------------    -------------------
Mortgage banking business:
    Non-accrual loans:
       Construction ............................................................        $ 1,591               $ 1,155
    Loans held-for-sale past due 90 days and still accruing(1) .................         57,298                53,288
    OREO .......................................................................          7,330                 5,936
                                                                                        -------               -------

    Total NPAs of mortgage banking business ....................................         66,219                60,379
                                                                                        -------               -------

Other lending activities through banking subsidiaries: Non-accrual loans:
       Construction ............................................................          1,324                 1,029
       Residential mortgage loans ..............................................          5,122                 4,965
       Commercial real estate ..................................................          1,634                 1,390
       Consumer ................................................................            204                   312
       Commercial non-real estate ..............................................          1,039                   301
       Other ...................................................................            175                    --
                                                                                        -------               -------

    Total non-accrual loans ....................................................          9,498                 7,997

    OREO .......................................................................            398                   322
                                                                                        -------               -------

    Total NPAs of banking subsidiaries .........................................          9,896                 8,319
                                                                                        -------               -------

    Total NPAs of Doral Financial (consolidated) ...............................        $76,115               $68,698
                                                                                        =======               =======

    Total NPAs of banking subsidiaries as a percentage
       of their loans receivable, net and OREO .................................           1.85%                 2.31%

    Total NPAs of Doral Financial as a percentage of
       consolidated total assets ...............................................           1.19%                 1.26%

    Ratio of allowance for loan losses to total
       non-performing loans at end of period (consolidated) ....................          17.09%                15.04%

---------------

(1) Does not include approximately $13.7 million and $26.5 million of 90 days past due FHA/VA loans as of September 30, 2001 and December 31, 2000, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise mainly from loan originations and purchases, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases pursuant to recourse obligations. Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. The Company generally recovers funds advanced pursuant to these arrangements within 30 days. During the nine months period ended September 30, 2001, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $10.1 million, compared to $13.0 million for the same period during 2000.

         Doral Financial's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. In the past, Doral Financial has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. Doral Financial's banking subsidiaries also rely on deposits, borrowings from the FHLB-NY as well as term notes backed by letters of credit of the FHLB-NY. On August 1, 2001, Doral Financial sold 5,060,000 shares of common stock at a price to the public of $32.00 per share pursuant to a public underwritten offering. The net proceeds to Doral Financial after the underwriting discounts and expenses were approximately $153,424,000.

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of September 30, 2001 and December 31, 2000:


TABLE K
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)


                                                 AS OF SEPTEMBER 30, 2001        AS OF DECEMBER 31, 2000
                                               ----------------------------   -----------------------------
                                                 AMOUNT             AVERAGE     AMOUNT              AVERAGE
                                               OUTSTANDING            RATE    OUTSTANDING             RATE
                                               -----------          -------   -----------           -------
Repurchase Agreements ..................        $2,549,958           4.46%     $2,275,855           6.32%
Loans Payable ..........................           219,676           4.39%        372,620           7.46%
Deposits ...............................         1,578,725           4.18%      1,303,525           5.50%
Notes Payable ..........................           459,705           7.97%        444,746           8.01%
Advances from FHLB .....................           537,500           5.42%        389,000           5.95%

         Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $6.8 billion as of September 30, 2001, of which $2.7 billion was outstanding as of such date.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:


TABLE L
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

                                                 NINE MONTH PERIOD ENDED               YEAR ENDED
                                                    SEPTEMBER 30, 2001             DECEMBER 31, 2000
                                                -------------------------      -------------------------
                                                  AVERAGE         AVERAGE       AVERAGE          AVERAGE
                                                  BALANCE          RATE         BALANCE            RATE
                                                ----------        -------      ----------        -------
Certificates of deposit ................           886,167           6.18%     $  835,762           6.31%
Regular passbook savings ...............            90,817           4.71%         63,560           4.73%
Now accounts ...........................           291,490           4.04%        191,381           4.62%
Non-interest bearing ...................           159,186             --         132,671             --
                                                ----------        -------      ----------        -------
         Total deposits ................        $1,427,660           5.00%     $1,223,374           5.07%
                                                ==========        =======      ==========        =======

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2001.


TABLE M
DEPOSIT MATURITIES
(IN THOUSANDS)

                                                                                     AMOUNT
                                                                                  -----------
Certificates of deposit maturing
         Three months or less...............................................       $  172,633
         Over three through six months......................................           59,897
         Over six through twelve months.....................................          151,022
         Over twelve months.................................................          264,303
                                                                                  -----------
         Total..............................................................       $  647,855
                                                                                   ==========

         As of September 30, 2001 and December 31, 2000, Doral Financial's banking subsidiaries had approximately $428.5 million and $324.4 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used as a source of long-term funds.

         As of September 30, 2001, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, Doral Bank PR's and Doral Bank NY's regulatory capital ratios as of September 30, 2001, based on existing Federal Reserve, FDIC and OTS guidelines, respectively.


TABLE N
REGULATORY CAPITAL RATIOS

                                                                        DORAL             DORAL            DORAL
                                                                      FINANCIAL          BANK PR          BANK NY(1)
                                                                      ---------         --------          -------
Tier 1 Capital Ratio (Tier 1 capital to risk weighted assets)....       23.41%            13.51%            30.90%
Total Capital (total capital to risk weighted assets)............       23.78%            13.88%            31.68%
Leverage Ratio(2)................................................       11.38%             6.88%            14.44%


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

         As of September 30, 2001, each of Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

ASSETS AND LIABILITIES

         At September 30, 2001, Doral Financial's total assets were $6.4 billion compared to $5.5 billion at December 31, 2000. The increase in assets was due primarily to a net increase in the loans portfolio of approximately $553.7 million and a net increase in money market investments of approximately $392.4 million offset in part by a net decrease of $257.2 million in investment securities. Total liabilities were $5.6 billion at September 30, 2001, compared to $5.0 billion at December 31, 2000. The increase in liabilities was largely the result of an increase in repurchase agreements, deposit accounts and advances from FHLB. At September 30, 2001, deposit accounts totaled $1.6 billion, compared to $1.3 billion at December 31, 2000. As of September 30, 2001, Doral Financial's banking subsidiaries had $3.6 billion in assets, compared to $2.7 billion at December 31, 2000.

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

         Interest Rate Sensitivity Analysis. The following table summarizes the expected maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of September 30, 2001. Condensed information as of December 31, 2000 is also shown. For purposes of this presentation, the interest-earning components of mortgage loans held-for-sale and securities held-for-trading are assumed to mature within one year. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Off-balance sheet instruments represent the notional amounts of interest rate swap agreements. Notional amounts are used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE O
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               NON-
                                                                                                            INTEREST
                                                  1 YEAR         1 TO 3         3 TO 5         OVER 5         RATE
AS OF SEPTEMBER 30, 2001                         OR LESS         YEARS          YEARS           YEARS        BEARING       TOTAL
--------------------------------------------    -----------------------------------------------------------------------------------
ASSETS
         Cash and Money Market .............    $  854,908     $      --      $      --      $       --     $       --    $  854,908
         Total Loans .......................     2,105,079        75,343         62,607          63,492             --     2,306,521
         Securities Held-for-Trading .......     1,042,849            --             --              --             --     1,042,849
         Securities Available for Sale .....            --            --             --         708,122             --       708,122
         Securities Held-to-Maturity .......        25,260         2,000          5,153         802,021             --       834,434
         FHLB Stock ........................            --            --             --          48,270             --        48,270
         Other assets ......................            --            --             --              --        578,196       578,196
                                                ----------     ---------      ---------      ----------     ----------    ----------

         TOTAL ASSETS ......................    $4,028,096     $  77,343      $  67,760      $1,621,905     $  578,196    $6,373,300
                                                ==========     =========      =========      ==========     ==========    ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
         Loans Payable .....................    $  219,676     $      --      $      --      $       --     $       --    $  219,676
         Repurchase Agreements .............     1,569,760        28,374        255,000         696,824             --     2,549,958
         Deposits ..........................     1,086,972       257,614         53,555           2,548        178,036     1,578,725
         Other Borrowed Funds ..............        71,057       224,180        186,425         515,543             --       997,205
         Other Liabilities .................            --            --             --              --        283,797       283,797
         Stockholders' equity ..............            --            --             --              --        743,939       743,939
                                                ----------     ---------      ---------      ----------     ----------    ----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY...............    $2,947,465     $ 510,168      $ 494,980      $1,214,915     $1,205,772    $6,373,300
                                                ==========     =========      =========      ==========     ==========    ==========

Off Balance Sheet Instruments -
   Interest Rate Swaps .....................    $  100,000     $(100,000)            --              --
Interest Rate Sensitivity Gap ..............     1,180,631      (532,825)      (427,220)        406,990
Cumulative Interest Rate Sensitivity Gap ...     1,180,631       647,806        220,586         627,576
Cumulative Gap to Interest-Earning Asset ...         20.37%        11.18%          3.81%          10.83%



CONDENSED INTEREST RATE
SENSITIVITY ANALYSIS
AS OF DECEMBER 31, 2000                            1 YEAR        1 TO 3         3 TO 5           OVER 5
(DOLLARS IN THOUSANDS)                             OR LESS        YEARS          YEARS            YEARS
---------------------------------------------   -------------------------------------------------------
Off-Balance Sheet Instruments -
   Interest Rate Swaps ......................   $  100,000     $(100,000)     $      --      $       --
Interest Rate Sensitivity Gap ...............      442,564      (275,473)      (449,840)        689,581
Cumulative Interest Rate Sensitivity Gap ....      442,564       167,091       (282,749)        406,832
Cumulative Gap to Interest-Earning Assets ...         8.74%         3.30%         (5.58%)          8.03%

         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap generally denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income. While static gap analysis may be a useful measure for determining short-term risk to future net interest income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, the value of the Company's mortgage loans held-for-sale and trading assets would probably fall in a rising interest rate environment thereby adversely affecting the Company's revenues from mortgage loan originations and trading account. Moreover, static gap analysis does not take into account that while Doral Financial's trading securities and loans held for sale are assumed to mature within one year they are generally long term assets that tend to bear higher interest rates.

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

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. For the nine months ended September 30, 2001, average assets and liabilities related to derivatives were $12.5 million and $12.9 million, respectively. The notional amounts of assets and liabilities related to derivatives which are not recorded on Doral Financial's statement of condition totaled $29.6 billion and $21.4 billion, respectively, as of September 30, 2001. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

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

CHANGES IN ACCOUNTING STANDARDS

         Business Combinations. In June 2001 the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires the recognition of intangible assets apart from goodwill if they meet certain criteria. SFAS No. 141 also added certain disclosure requirements in addition to those required by APB Opinion No. 16. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         Goodwill and Intangible Assets. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

         The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. Doral Financial's goodwill amortization for 2001 is estimated at approximately $620,000. Management is still in the process of determining the impact of the provisions of SFAS No. 142.

         Accounting for Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the adoption of this statement will not have a material effect on the consolidated financial statements of Doral Financial.

         Accounting for the Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 and APB 30 and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, but earlier application is encouraged. Management believes that the adoption of this statement will not have a material effect on the consolidated financial statements of Doral Financial.

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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 - OTHER INFORMATION

         On August 1, 2001, Doral Financial issued 5,060,000 shares of Common Stock (including 660,000 shares sold pursuant to an over-allotment option to the underwriters) at a price to the public of $32 per share. The shares were sold in a public underwritten offering through a group of underwriters led by UBS Warburg and including Deutsche Banc Alex. Brown Inc. and Brean Murray & Co., Inc.

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

         (b)      Reports on Form 8-K

                  (i) Current Report on Form 8-K, dated July 26, 2001, reporting under Item 5 the pricing of up to 5,060,000 shares of common stock pursuant to an underwriting agreement with UBS Warburg LLC, Deutsche Banc Alex. Brown Inc. and Brean Murray & Co., Inc.

                  (ii) Current Report on Form 8-K, dated October 10, 2001, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter and nine months ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          DORAL FINANCIAL CORPORATION
                                                   (Registrant)



Date: November 14, 2001                           /s/ Salomon Levis
                                       ---------------------------------------
                                                      Salomon Levis
                                                  Chairman of the Board
                                               and Chief Executive Officer



Date: November 14, 2001                       /s/ Richard F. Bonini
                                     -----------------------------------------
                                                  Richard F. Bonini
                                           Senior Executive Vice President
                                            and Chief Financial Officer




Date: November 14, 2001                        /s/ Ricardo Melendez
                                    ------------------------------------------
                                                   Ricardo Melendez
                                              Senior Vice President
                                            Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------           -----------
12(a)             Computation of Ratio of Earnings to Fixed Charges.

12(b)             Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.