Form 10-K
period 2001-12-31
DORAL FINANCIAL CORP
filed 2002-03-22
CIK 840889

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                   ---------

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

         $1,436,320,462 , approximately, based on the last sale price of $36.72 per share on the NASDAQ National Market System on March 6, 2002. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Common Stock: 47,823,184 shares as of March 6, 2002.

                                                                    (continued)

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE


PART II

Item 5            Market for Registrant's Common Equity            Information in response to this Item is
                  and Related Stockholder Matters.                 incorporated into this Annual Report on Form
                                                                   10-K by reference to the section entitled
                                                                   "Stock Prices and Dividend Policy" in the
                                                                   Company's Annual Report to Shareholders
                                                                   for the year ended December 31, 2001 (the
                                                                   "Annual Report to Shareholders").


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

PART III

Item 10           Directors and Executive Officers of the          Information in response to this Item is
                  Registrant.                                      incorporated into this Annual Report on
                                                                   Form 10-K by reference to the section entitled
                                                                   "Election of Directors and Related Matters" in
                                                                   the Company's definitive Proxy Statement for use in
                                                                   connection with its 2002 Annual Meeting of
                                                                   stockholders (the "Proxy Statement").

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

                                   ---------

                          DORAL FINANCIAL CORPORATION

                        2001 ANNUAL REPORT ON FORM 10-K



                               TABLE OF CONTENTS


                                                                                                                  PAGE
                                                                                                                  ----
PART I

     Item 1.  Business...............................................................................................1
     Item 2.  Properties............................................................................................21
     Item 3.  Legal Proceedings.....................................................................................22
     Item 4.  Submission of Matters to a Vote of Security Holders...................................................22

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................22
     Item 6.  Selected Financial Data...............................................................................22
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................23
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................................23
     Item 8.  Financial Statements and Supplementary Data...........................................................23
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................23

PART III

     Item 10.  Directors and Executive Officers of the Registrant...................................................23
     Item 11.  Executive Compensation...............................................................................23
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................................23
     Item 13.  Certain Relationships and Related Transactions.......................................................23

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................24

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Doral Financial Corporation ("Doral Financial" or the "Company") is a diversified financial services company engaged in mortgage banking, banking, broker-dealer and investment banking and insurance agency activities. Its activities are principally conducted in Puerto Rico and in the New York City metropolitan area. Doral Financial is the leading mortgage banking institution in Puerto Rico as measured by mortgage loan origination volume on single-family residences and as measured by mortgage loan servicing volume. As of December 31, 2001, Doral Financial had consolidated assets of approximately $6.7 billion and consolidated stockholders' equity of approximately $762.1 million.

         Doral Financial's principal strategy is to further develop its mortgage banking business while expanding into other financial services such as branch banking, broker-dealer and insurance agency services. Doral Financial seeks to leverage its reputation as the leading mortgage banker in Puerto Rico, as well as its base of over 300,000 clients, to cross-sell other financial services. Doral Financial also intends to explore opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic or minority populations, through the establishment of new operations, acquisitions or a combination of both.

         Doral Financial seeks to increase its volume of loan originations by emphasizing quality customer service and by maintaining the most extensive branch office system of any mortgage banking institution in Puerto Rico. Doral Financial strives to increase its servicing portfolio primarily through internal loan originations and supplements these originations with purchases of loans and mortgage servicing rights from third parties. Doral Financial seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt mortgage-backed securities backed by Puerto Rico mortgages and guaranteed by the Government National Mortgage Association, or GNMA securities, for longer periods prior to sale than most U.S. mortgage banking companies. This strategy reduces Doral Financial's overall effective tax rate. Doral Financial also seeks to increase net interest income by funding and holding for investment loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations that generate interest income that is not subject to income taxation to Doral Financial for Puerto Rico or U.S. income tax purposes.

         Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico. Doral Financial's principal executive offices are located at 1159 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico, and its telephone number is (787) 749-7100.

MORTGAGE BANKING BUSINESS

         Doral Financial conducts its mortgage banking activities in Puerto Rico primarily through its HF Mortgage Bankers division, and through its subsidiaries, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Investment Mortgage Bankers, Inc. On the United States mainland, Doral Financial conducts its mortgage banking activities through Doral Mortgage Corporation and through its indirect subsidiary, Doral Money, Inc. Doral Financial operates 50 mortgage banking offices in Puerto Rico and 2 offices on the United States mainland.

         MORTGAGE LOAN ORIGINATION

         Mortgage Loan Products. Doral Financial is an approved seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), an approved issuer for the Government National Mortgage Association ("GNMA") and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA") or by the Rural Housing Service ("RHS").

         Doral Financial makes available a wide variety of mortgage loan products that are designed to meet consumer needs and competitive conditions. Doral Financial has traditionally emphasized 15 to 30 year first mortgage loans secured by single family residences. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by the FHA, VA or RHS and those that are not. The latter type of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange with FNMA or FHLMC are referred to as conforming loans, while those that do not are referred to as non-conforming loans.

         Doral Financial's current principal mortgage loan products are summarized below:

         FHA and VA loans. These are 15 to 30 year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2001, the maximum loan amount for a VA loan was $240,000 and for FHA loans the maximum ranged from $144,336 to $197,600, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $312,000 for a four-family dwelling.

         RHS loans. These are 30 year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 2001, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.

         Conforming conventional loans. These are loans that satisfy the underwriting criteria for sale or exchange through FNMA or FHLMC. As of January 1, 2002, the maximum loan amount for conforming conventional loans was $300,700.

         Non-conforming loans. These are conventional mortgage loans that do not qualify for sale or exchange under the standard programs of FNMA or FHLMC. The principal deviations that do not permit non-conforming loans to qualify for such programs are relaxed requirements for income verification or credit history, or a loan amount in excess of those permitted by FNMA or FHLMC. Doral Financial uses its own credit system to evaluate these loans and generally requires lower loan-to-value ratios and higher borrower equity. Doral Financial is not actively involved in originating "sub-prime" mortgage loans to individuals who are deemed to be a relatively high credit risk.

         Second mortgage loans. Doral Financial has traditionally offered loans secured by second mortgage liens on single family residences as one of its non-conforming loan products.

         Home equity mortgage loans. These loans are generally up to $40,000 and are secured by first or second mortgages on single family residences. They are generally made for debt consolidation, home improvements or other individual credit needs.

         Other mortgage loans. Doral Financial's mortgage banking units also originate construction loans for owner occupied single family residences and real estate development projects, as well as land loans and loans secured by income producing residential, multi-family and commercial properties. However, most construction loans for real estate development projects are originated by Doral Bank PR. See "Banking Activities."

         For additional information on Doral Financial's mortgage loan originations, refer to Table I included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section incorporated by reference in this report.

         MORTGAGE ORIGINATION CHANNELS

         Doral Financial's strategy is to increase the size of its mortgage servicing portfolio primarily by originations through its retail branch network. Doral Financial supplements retail originations with wholesale originations that encompass purchases of loans from third parties and referrals from mortgage brokers. In Puerto Rico, Doral Financial maintains specialized units for the origination of construction loans and loans to finance purchases of residences in new housing developments. The principal origination channels of Doral Financial's mortgage banking units are summarized below.

         Retail branch network. The Company operates 50 mortgage banking offices on the Island and two branch offices in the United States. Customers are sought through aggressive advertising campaigns in local newspapers, as well as direct mail and telemarketing campaigns. The Company emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.

         Wholesale activities. Doral Financial purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of FHA loans and VA loans for securitization and resale to institutional investors in the form of GNMA securities. Doral Financial also purchases mortgage loans on a wholesale basis from U.S. financial institutions. For the years ended December 31, 2001 and 2000 total loan purchases amounted to approximately $1.3 billion and $1.1 billion, respectively.

         New housing unit. In Puerto Rico, Doral Financial maintains a special unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the acquisition of homes in newly developed housing projects. Doral Financial originated approximately $381 million of mortgage loans to finance the purchase of homes within new housing projects during the year ended December 31, 2001, compared to $367 million for the year ended December 31, 2000.

         New York multi-family and commercial real estate lending unit. During 1998, Doral Financial established a lending unit in the New York City metropolitan area, Doral Money, that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties. During the years ended December 31, 2001 and 2000, this unit originated approximately $51 million and $26 million, respectively, of this type of mortgage product.

         Construction Loans. Construction loans on residential housing developments are originated by a specialized unit within the HF Mortgage Bankers Division and by Doral Bank PR. See "Banking Activities."

         For more information on Doral Financial's loan origination channels, refer to Table J in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section incorporated by reference in this report.

         LOAN UNDERWRITING

         All loan originations, regardless of whether originated through the retail network, obtained through mortgage brokers or purchased from third parties, must be underwritten in accordance with Doral Financial's underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. Doral Financial's underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. Doral Financial's underwriting personnel, while operating within Doral Financial's loan offices, make underwriting decisions independent of Doral Financial's mortgage loan origination personnel. Under Doral Financial's quality control plan, Doral Financial reverifies a portion of the mortgage loans funded each month, to provide reasonable assurance that Doral Financial's underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, Doral Financial reconfirms employment status, the source of down payment and other key items.

         Conventional mortgage loans generally (i) do not exceed 80% (90% for certain qualifying home purchase transactions) of the appraised value of the mortgaged property or (ii) are insured by private mortgage insurance. The maximum loan-to-value ratio on second mortgages generally does not exceed 80% (including the amount of any first mortgage). Non-conforming loans, other than jumbo loans to finance home purchases, generally have a loan-to-value ratio below 70%.

         LOAN SERVICING

         When Doral Financial sells originated or purchased mortgage loans, it generally retains the right to service such loans and to receive the related servicing fees. Doral Financial's principal source of servicing rights has traditionally been its mortgage loan production. Doral Financial also seeks to purchase servicing rights in bulk when it can identify attractive opportunities.

         Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, Doral Financial's servicing agreements are terminable by the investors for cause. There has been no termination of servicing rights by any mortgage loan owners because of the failure by the Company to service loans in accordance with its contractual obligations.

         Doral Financial's mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Financial may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table K in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section incorporated by reference in this report for detailed information on the composition and movement of Doral Financial's mortgage servicing portfolio.

         The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Doral Financial often sells non-conforming loans on a recourse or partial recourse basis. For additional information regarding recourse obligations, see "--Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Risks Related to Loan Activities."

         In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans and to the purchasers of servicing rights. In connection with any purchases of certain servicing rights, Doral Financial may have a liability exposure as a guarantor to the representations and warranties of third party originators. If a loan defaults and there has been a breach of representations and warranties, Doral Financial may become liable for the unpaid principal and interest on defaulted loans. In such a case, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. To date, the impact on earnings of loans repurchased as a result of borrower misrepresentations has not been material.

         Doral Financial's servicing rights provide a significant continuing source of income. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected cash income stream generated by the servicing rights. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, and any recourse provisions.

         The market value of, and earnings from, Doral Financial's mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, servicing income generated from Doral Financial's mortgage loan servicing portfolio may also decline through increased amortization and the recognition of impairment of servicing rights. Conversely, as mortgage interest rates increase, the market value of Doral Financial's mortgage loan servicing portfolio may be positively affected. Increases in the rate of delinquencies and foreclosures on mortgage loans tend to increase the costs associated with administering mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management" which is incorporated by reference in this report.

         HRW, Inc., an entity in which Doral Financial owns a 33% equity interest, provides electronic data processing and mailing services for the Company's mortgage servicing operations and earns fees from Doral Financial based on the volume of mortgage loans serviced. Such fees are determined at fair market value and amounted to approximately $1,581,000, $1,404,000 and $1,319,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

         SALE OF LOANS AND SECURITIZATION ACTIVITIES

         Residential Mortgage Loans. Doral Financial customarily sells or securitizes most of the residential mortgage loans that it originates, except for certain residential loans held by its banking subsidiaries. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more (generally $2.5 million for serial notes) for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2001, 2000 and 1999, Doral Financial issued approximately $743 million, $651 million and $697 million, respectively, in GNMA-guaranteed mortgage-backed securities.

         Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2001 and 2000, Doral Financial securitized approximately $890 million and $457 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2001 and 2000, Doral Financial sold approximately $296.3 million and $3.6 million, respectively, of loans through the FNMA and FHLMC cash window program.

         Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are sold in bulk to local financial institutions or to FNMA or FHLMC. Doral Financial's bulk sales generally operate very similar to securitization transactions because when Doral Financial sells the loans it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool being purchased. Any amounts received on the mortgages above the pass-through rate are retained by Doral Financial. The pass-through rate paid to the investors may be a fixed rate or a variable rate generally based on a spread over the three-month Libor rate. The present value of the future cash flow retained by Doral Financial above standard servicing fees for FNMA or FHLMC are recognized on Doral Financial's financial statements as interest only strips ("IOs"). The fair values assigned to the IOs and the mortgage servicing rights reduce the carrying amount of the loan sold. The gain realized on the sale of the loan is determined by the difference of the sales price for the loan over the carrying amount. Since the values of Doral Financial's servicing rights and IOs are based on the present value of expected future distributions on the underlying mortgage loans they are subject to substantial fluctuation as a result of changes in prevailing interest rates. See "Management's Discussion Analysis of Financial Condition and Results of Operations - Amortization of IOs and Servicing Assets" incorporated herein by reference for a more detailed discussion of the impact of IOs on Doral Financial's financial statements. Currently, a liquid secondary market for IOs does not exist in Puerto Rico. Doral Financial, however, in the past has been able to sell IOs to financial institutions in private transactions on a regular basis.

         The relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA, RHS and VA loans and non-conforming loans depends on market conditions, including the needs of borrowers, the relative pricing and return on origination of the different types of mortgage loans and the maximum loans amounts for the various types of loans.

         Doral Financial generally sells non-conforming loans on a limited or full recourse basis. As of December 31, 2001, Doral Financial was servicing mortgage loans with an aggregate principal amount of $2.1 billion on a full or limited recourse basis. As of December 31, 2001, 2000 and 1999, Doral Financial's maximum aggregate recourse obligation relating to its mortgage servicing portfolio was approximately $1.0 billion, $770.8 million and $608.9 million, respectively.

         From time to time, Doral Financial sells mortgage-backed securities and mortgage loans subject to put arrangements. Pursuant to these arrangements, the Company grants the purchaser of the mortgage-backed securities or loans a put option that grants the buyer the right to sell, and obligates the Company to buy, the securities or loans at a future date at a negotiated price. Sales of securities or loans with puts are accounted for as sales or borrowings based on a financial components approach that focuses on whether control of the asset has been surrendered. As of December 31, 2001 and 2000, the Company had outstanding $18.4 million and $43.5 million, respectively, in mortgage-backed securities and mortgage loans sold subject to put arrangements, which expire in varying amounts during 2002. During the years ended December 31, 2001 and 2000, no loans or mortgage-backed securities were sold with put options by the Company.

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

BANKING ACTIVITIES

         Doral Financial is engaged in commercial banking activities in Puerto Rico through its subsidiary, Doral Bank PR. As of December 31, 2001, Doral Bank PR operated through 29 branches in Puerto Rico. Doral Bank PR offers a variety of mortgage products similar to those offered by Doral Financial's mortgage banking units. Like Doral Financial's mortgage banking units, Doral Bank PR's lending activities are concentrated primarily on the origination of residential mortgage loans. Most of such residential loans are classified as held-for-sale because Doral Bank PR originates these loans with the intent of selling them in the near future. Residential mortgage loans originated by Doral Bank PR are usually sold through Doral Financial's mortgage banking units. As of December 31, 2001, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $1.5 billion, which includes mortgage loans held-for-sale by Doral Bank PR's wholly-owned subsidiaries, Doral Money and Doral International. Doral Bank PR also originates construction loans to finance the construction of residential homes and, to a lesser extent, commercial real estate projects.

         Doral Bank PR is a party to a Master Loan Production Agreement with Doral Financial's mortgage banking units whereby these units have agreed to assist Doral Bank PR meet its stated mortgage loan production goals by, among other things, (i) advertising, promoting and marketing to the general public;
(ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank PR's underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements. In the future, Doral Bank PR may determine to engage in direct mortgage loan originations through its branch network.

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

         On October 14, 1999, Doral Financial entered the retail banking business in the New York City metropolitan area through a newly-chartered federal savings bank subsidiary, Doral Bank NY. Doral Bank NY offers retail banking services and products and currently operates three branch locations in the New York City metropolitan area. Doral Bank NY expects to open two additional branches in the New York City metropolitan area during 2002. To date, Doral Bank, NY has focused its lending activities on loans secured by multi-family apartment buildings and commercial properties located in the New York City metropolitan area.

         Doral Bank NY is a party to Master Loan Production and Master Servicing and Collection Agreements with Doral Financial's mortgage banking units similar to those in effect for Doral Bank PR.

         In addition to originating residential mortgage loans, construction loans and commercial loans secured by multi- family buildings, Doral Bank PR and Doral Bank NY also originate consumer loans, unsecured commercial loans and loans secured by undeveloped real property. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Loans Receivable" incorporated by reference into this Form 10-K for detailed information regarding Doral Financial's portfolio of loans receivable.

         Doral Bank PR and Doral Bank NY complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services.

         For detailed information regarding the deposit accounts of Doral Financial's banking subsidiaries please refer to the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operation incorporated by reference into this Form 10-K.

BROKER-DEALER ACTIVITIES

         Doral Financial is involved in the securities business through Doral Securities, a broker-dealer firm registered with the Securities and Exchange Commission (the "SEC") and a member of the National Association of Securities Dealers, Inc. (the "NASD"). Doral Securities provides retail and institutional brokerage, financial advisory and investment banking services. In December 2001, Doral Financial entered into an agreement with UBS PaineWebber to sell its retail securities division. This transaction is expected to close during the second quarter of 2002. As part of the transaction, UBS PaineWebber Incorporated of Puerto Rico ("UBS PaineWebber") agreed to provide retail securities services in selected Doral Financial bank branch locations and to pay Doral Financial a portion of all commissions earned with respect to sales of securities at these locations. UBS PaineWebber has also agreed to pay Doral Financial a continuing fee over a four-year period computed on the amount of retail brokerage assets transferred as part of the transaction that are maintained with UBS PaineWebber during this period.

         As a result of the sale of its retail unit, Doral Securities will now concentrate its efforts on sales to institutional clients as well as investment banking services in both the public and private capital markets. Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including Doral Financial, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 2001, Doral Securities had $147.6 million in outstanding reverse repurchase agreements, of which approximately $139.8 million consisted of funds loaned to Doral Financial and its subsidiaries and which are eliminated in the preparation of Doral Financial's Consolidated Financial Statements.

OTHER INVESTMENT ACTIVITIES

         As a result of Doral Financial's mortgage securitization activities, Doral Financial maintains a substantial portfolio of mortgage-backed securities as held-for-trading. As a way of earning interest income, Doral Financial also invests in investment securities that are classified either as available-for-sale or held-to-maturity. Doral Financial has organized two international banking entities under Puerto Rico law that are not generally subject to Puerto Rico income taxation on the interest earned on the securities held by them. Moreover, because Doral Financial and its Puerto Rico subsidiaries are considered foreign corporations for U.S. income tax purposes they generally are entitled to a deduction for U.S. tax purposes equal to the interest earned on such securities.

         Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investment Securities" and to Notes 5, 6 and 7 to Doral Financial's Consolidated Financial Statements for more detailed information on Doral Financial's investment activities.

INSURANCE AGENCY ACTIVITIES

         Taking advantage of the opportunities provided by financial modernization legislation, Doral Financial entered the insurance agency business in Puerto Rico commencing on December 1, 2000. Doral Insurance Agency currently earns commissions by acting as agent in connection with the issuance of insurance policies by unaffiliated insurance companies. During 2001, Doral Insurance Agency produced insurance fees and commissions of $4.4 million. Doral Insurance Agency anticipates continued growth as it expands the products and services it provides and continues to cross market its services to Doral Financial's existing customer base.

PUERTO RICO INCOME TAXES

         Doral Financial is subject to a maximum marginal statutory corporation income tax rate of 39% pursuant to the Puerto Rico Internal Revenue Code of 1994 (the "PR Code").

         Doral Financial is also subject to an alternative minimum tax of 22% on its alternative minimum taxable income. In computing Doral Financial's alternative minimum taxable income, its interest expense deduction will be reduced in the same proportion that its exempt obligations (including FHA and VA loans and GNMA securities) bear to its total assets. Therefore, to the extent that Doral Financial holds FHA loans or VA loans and other tax exempt obligations, it may be subject to the payment of the 22% alternative minimum tax.

         Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR, Doral Mortgage or any other Puerto Rico subsidiary subject to tax under the PR Code. Effective July 1, 1995, the PR Code also provided for the elimination of the existing 29% withholding tax applicable on interest paid to non-resident corporations and individuals as well as a reduction of the withholding tax applicable to dividends payable to non-resident corporations and individuals from 25% to 10%.

UNITED STATES INCOME TAXES

         Doral Financial and its subsidiaries (other than Doral Bank NY and Doral Money) are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its subsidiaries are generally only required to pay United States income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from United States sources. Doral Mortgage operates a branch in the State of Florida and, accordingly, is subject to both Florida income and franchise taxes and federal income tax on income effectively connected with the conduct of the trade or business of this branch. In addition, the United States may impose a branch profits tax of 30% in the event that profits from the Florida branch are repatriated to Puerto Rico. Both the federal tax as well as the branch profit tax may be claimed as a tax credit in Puerto Rico, subject to certain limitations. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States.

EMPLOYEES

         At March 1, 2002, Doral Financial employed 1,930 persons. Of these, 918 were employed in the mortgage banking units with 709 involved in loan production activities and 209 involved in loan servicing activities. As of such date, Doral Financial's banking, broker-dealer and insurance operations employed 729, 20, and 9 employees, respectively. None of Doral Financial's employees are represented by a labor union and Doral Financial considers its employee relations to be good.

SEGMENT DISCLOSURE

         For information regarding Doral Financial's operating segments, please refer to Note 31 to Doral Financial's Consolidated Financial Statements "Segment Information" and the information provided under the caption "Operating Segments" in the Management's Discussion and Analysis of Financial Conditions and Results of Operation incorporated by reference into this Form 10-K.

         Puerto Rico is the principal market for Doral Financial. Doral Financial's Puerto Rico based operations accounted for 96% of the Doral Financial's consolidated assets as of December 31, 2001 and 97% of Doral Financial's consolidated revenues for the year then ended. Approximately, 95% of total loan originations were made in Puerto Rico. The following table sets forth the geographic composition of Doral Financial's loan originations:

                                                                      DECEMBER 31,
                                                         -------------------------------------
                                                         2001            2000             1999
                                                         ----            ----             ----
Puerto Rico:
     Metropolitan Area .......................            62%             59%              50%
     Outside the Metropolitan Area ...........            33%             38%              39%
United States: ...............................
     Illinois and adjoining states ...........            --              --                6%
     New York/New Jersey .....................             4%              3%               5%
     Florida .................................             1%             (1)              (1)

---------
(1)      Less than one percent.

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

THE COMMONWEALTH OF PUERTO RICO, USA

         General. Puerto Rico, the fourth largest and most economically developed of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. The average flying time from New York City is approximately 3 1/2 hours and from Miami, Florida 2 1/2 hours. Puerto Rico is approximately 100 miles long and 35 miles wide. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million. The Caribbean region has a population of over 30 million located in more than 25 principal islands.

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

         The Economy. The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 2000, approximately 88% of Puerto Rico's exports went to the United States mainland, which was also the source of approximately 56% of Puerto Rico's imports. For the fiscal year ended June 30, 2000, Puerto Rico experienced a positive merchandise trade balance of $11.4 billion.

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

         Gross product increased from $30.4 billion for fiscal 1996 to $41.4 billion ($34.8 billion in 1996 prices) for fiscal 2000. Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 2000, personal income per capita was $9,870. Average employment increased from 1,092,000 in fiscal 1996 to 1,159,470 in fiscal 2000. Average unemployment decreased from 13.8% in fiscal 1996 to 11.0% in fiscal 2000.

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

REGULATION--MORTGAGE BANKING BUSINESS

         Doral Financial's mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products. Although Doral Financial believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict Doral Financial's ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Doral Financial.

         Each of Doral Financial's mortgage banking subsidiaries that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, Doral Financial has not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial's operations in the mainland United States are subject to regulation by various state regulators in those states in which it conducts business.

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

         Doral Bank PR is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC and the Office of the Commissioner. Doral Bank NY is subject to supervision and examination by the Office of Thrift Supervision ("OTS") and the FDIC. Doral Financial's banking subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Doral Financial's banking subsidiaries. In addition to the impact of regulation, commercial and savings banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

         Holding Company Structure

         Doral Bank PR, Doral Bank NY and any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under Federal law that govern certain transactions between Doral Financial or other nonbanking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary to Doral Financial, or to any one nonbanking subsidiary of Doral Financial, are limited in amount to 10% of the depository institution's capital stock and surplus and, with respect to all of its nonbanking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between Doral Financial or any of its nonbanking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.

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

         Because Doral Financial is a bank holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

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

         Financial Modernization Legislation

         On March 11, 2000, Doral Financial became a financial holding company as permitted by the Gramm-Leach- Bliley Act. Under the Act, bank holding companies, such as Doral Financial, all of whose depository institutions are "well capitalized" and "well managed", as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies ("FHCs"). FHCs are permitted to engage in a broader spectrum of activities than those previously permitted to bank holding companies. FHCs can engage in any activities that are "financial" in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).

         Subject to certain limitations, under new merchant banking rules, FHCs are also permitted to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas (including Puerto Rico) investments applicable to bank holding companies that are not FHCs.

         Under the Gramm-Leach-Bliley Act, if Doral Financial fails to meet the requirements for being an FHC and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve could require Doral Financial to divest control of its depository institution subsidiaries or alternatively to cease conducting activities that are not permissible for bank holding companies that are not FHCs.

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

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total average assets, less goodwill and certain other intangible assets discussed below (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including that they meet the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage Ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 Leverage Ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

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

         The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and savings banks, such as Doral Bank PR and Doral Bank NY, that are substantially similar to those adopted by the Federal Reserve for bank holding companies. In addition to the regulatory capital requirements set forth in the table below, as a condition for insurance of accounts, the FDIC required that Doral Bank NY's Tier 1 capital ratio be maintained at not less than 8% throughout the first three years of operations and that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

         Set forth below are the Company's, Doral Bank PR's and Doral Bank NY's capital ratios at December 31, 2001, based on existing Federal Reserve, FDIC and OTS guidelines.

                                                                                                                          WELL
                                                                                                                       CAPITALIZED
                                                               DORAL FINANCIAL     DORAL BANK PR     DORAL BANK NY       MINIMUM
                                                               ---------------     -------------     -------------     -----------
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)        18.1%            12.7%              28.9%             6.0%
Total capital ratio (total capital to risk weighted assets)          18.4%            13.0%              29.2%            10.0%
Leverage ratio(1)                                                    11.6%             7.6%              12.9%             5.0%

---------
(1) Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.

         Failure to meet capital guidelines could subject a bank holding company or an insured bank to a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA" below.

         On November 29, 2001, the federal banking and thrift regulatory agencies adopted a final rule that changes the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The new rules are effective on January 1, 2002, for transactions settled on or after January 1, 2002. For transactions entered into before January 1, 2002, Doral Financial is not required to implement the rule until December 31, 2002. The new rule attempts to more consistently treat recourse obligations for the agencies' risk-based capital requirements. The rule also imposes a new dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests.

         The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of December 31, 2001, Doral Financial's outstanding balance of loans sold with recourse was $2.1 billion.

         While Doral Financial its still examining the new requirements regarding residuals and credit-enhancing interest-only strips, it currently understands that its IOs created in connection with the sale of non-conforming loans will generally be treated as credit-enhancing interest-only strips and thus will be subject to a dollar-for-dollar capital requirement for risk based capital purposes and to the 25% concentration limit for Tier 1 capital purposes.

         Substantially all of Doral Financial's recourse obligations and IOs are recorded at the parent company level and, accordingly, the new rule will only directly impact the regulatory requirements applicable to Doral Financial as a bank holding company. While the full implementation of the new rule which will be effective on December 31, 2002 is expected to reduce Doral Financial's regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements. Set forth below, are Doral Financial's pro-forma capital ratios for risk-based capital purposes as of December 31, 2001 assuming the new rule had been in effect on such date and that all of Doral Financial's IOs will be treated as credit-enhancing interest-only strips for purposes of the rule.

                                                   DORAL FINANCIAL
                                             ---------------------------
Tier 1 Capital Ratio                                    13.2%
Total Capital Ratio                                     13.6%
Leverage Ratio                                          11.0%

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

         For purposes of the Riegle-Neal Act's amendments to the FDIA, Doral Bank PR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act (the "IBA"), Doral Bank PR is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Doral Bank PR's home state. Because Doral Bank PR does not currently operate in the mainland United States, it has not designated a "home state" for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or with respect to which "home state" determination rules will apply.

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

         The Deposit Insurance Funds Act of 1996 also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The current FICO annual assessment rate is 1.96 cents per $1.00 of deposits. As of December 31, 2001, Doral Bank PR and Doral Bank NY had a deposit base of approximately $1.5 billion and $169.6 million, respectively (consisting entirely of SAIF assessment deposits).

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

         As of December 31, 2001 and 2000, Doral Bank PR and Doral Bank NY had a total of approximately $418.1 million and $324.4 million, respectively, of brokered deposits. Doral Bank PR and Doral Bank NY use brokered deposits as a source of long-term funding. Doral Financial does not believe that the FDIC's brokered deposit regulations has had or will have a material adverse effect on the funding or liquidity of its banking subsidiaries.

PUERTO RICO REGULATION

         General

         As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank PR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

         Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2001, Doral Bank PR had an adequate reserve fund established.

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

         Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. The Office of the Commissioner has permitted up to 50% of retained earnings. As of December 31, 2001, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $29.1 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2001, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $64.6 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

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

         The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Finance Board also has authority to regulate the maximum finance charges on retail installment sales contracts and credit cards. Currently, there is no maximum rate set for installment sales contracts or credit cards.

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

         OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2001, the legal lending limit for Doral Bank NY under this regulation was approximately $4.5 million. Doral Bank NY's legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY's expanded aggregate legal lending limit under this provision was approximately $7.6 million as of December 31, 2001.

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

         The provisions of the Puerto Rico Mortgage Banking Law also requires regulatory approval for the acquisition of more than 10% of the Company's outstanding voting securities. See "--Regulation--Mortgage Banking Business."

         The above regulatory restrictions relating to investment in the Company may have the effect of discouraging takeover attempts against Doral Financial and may limit the ability of persons, other than Doral Financial directors duly authorized by Doral Financial's board of directors, to solicit or exercise proxies, or otherwise exercise voting rights, in connection with matters submitted to a vote of Doral Financial's stockholders.

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

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS.

         This Form 10-K and the information incorporated by reference into this Form 10-K contains forward looking statements. In addition, Doral Financial may make forward looking statements in its press releases or in other public or shareholder communications, and its senior management may make forward looking statements orally to analysts, investors, the media and others. These "forward-looking statements" are identified by the use of words or phrases such as "would be," "will allow," "intends to," "Will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions.

         Doral Financial cautions you not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial's expectations of future conditions or results and are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect Doral Financial's financial performance and could cause Doral Financial's actual results for future periods to differ materially from those anticipated or projected. Except to the extent required by applicable laws or regulations, Doral Financial does not undertake and specifically disclaims any obligation to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements. Some of the factors that could cause Doral Financial's actual results for future periods to differ materially from those anticipated are discussed below.

         Fluctuations in interest rates may negatively impact Doral Financial's business.

         Doral Financial's results are very sensitive to interest rate fluctuations. Changes in interest rates affect the following areas of its business:

         -        the number of mortgage loans it originates and purchases;

         -        the interest income it earns on loans and securities;

         -        its gain on the sale of loans;

         -        the value of its securities holdings; and

         -        the value of its servicing asset and interest only strips.

         Higher interest rates increase the cost of mortgage loans to consumers and therefore reduce consumer demand for mortgage loans. Reduced demand for mortgage loans negatively impacts Doral Financial's profits because it results in lower loan originations by Doral Financial and lower mortgage origination income. Demand for refinance loans is generally sensitive to increases in interest rates. Because a significant portion of Doral Financial's refinance loans are for debt consolidation purposes and, therefore, not as sensitive to increases in interest rates, a significant future increase in mortgage rates in Puerto Rico may adversely affect Doral Financial's operations if it results in a significant decrease in demand for mortgage loans.

         Increases in short-term interest rates reduce net interest income, which makes up an important part of Doral Financial's earnings. Net interest income is the difference between the interest received by Doral Financial on its assets and the interest paid on its borrowings. Most of Doral Financial's assets, like its mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates. In contrast, most of Doral Financial's borrowings are short-term. When interest rates rise, Doral Financial must pay more in interest on its borrowings while the interest earned on its assets does not rise as quickly. This causes profits to decrease.

         If long-term interest rates increase between the time Doral Financial commits to or establishes an interest rate on a mortgage loan and the time it sells the loan, Doral Financial may realize a reduced gain or a loss on that sale.

         Increases in interest rates may reduce the value of Doral Financial's financial assets and may have an adverse impact on its earnings and financial condition. Doral Financial owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise.

         Decreases in interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of Doral Financial's servicing assets and interest only strips, or IOs. The servicing assets are the estimated present value of the fees Doral Financial expects to receive on the mortgages it services over their expected term. IOs are the estimated present value of cash flows Doral Financial expects to receive on the economic interest it retains in loans sold or securitized. If prepayments increase above expected levels, the value of Doral Financial's servicing assets and IOs will decrease because the amount of future fees or cash flows expected to be received by Doral Financial from the servicing assets and IOs will decrease. Doral Financial may be required to recognize this decrease in value by taking a charge against its earnings.

         Doral Financial is subject to default risk in connection with the loans it originates for its own portfolio or that it sells but retains all or a portion of the credit risk associated with such loans.

         Doral Financial is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated for its own portfolio, as well as the loans that it sells and retains all or part of the credit risk through recourse arrangements. Doral Financial establishes provisions for loan losses, which are charged to operations, in order to maintain its allowance for loans losses at a level which management deems to be appropriate based upon management's assessment of prior loss experience, the volume and type of lending being conducted, industry standards, past due loans, general economic conditions in its market area and other factors related to the collectibility of the loan portfolio. Similarly, Doral Financial maintains a reserve for possible losses resulting from complying with its recourse obligations. Although Doral Financial's management utilizes its best judgment in providing for loan losses and reserves for recourse arrangements, there can be no assurance that management has accurately estimated the level of future loan losses or losses on recourse arrangements or that Doral Financial will not have to increase its provisions for loan losses or reserves for recourse arrangements in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in Doral Financial's provisions for loan losses or reserve for recourse arrangements or any loan losses in excess of its provisions for loan losses and reserve for recourse arrangements could have a negative impact on Doral Financial's future financial condition and results of operations.

         Increases in Doral Financial's originations of construction and commercial loans have increased Doral Financial's credit risks.

         Doral Financial's recent increase in originations of construction loans and mortgage loans secured by income producing residential buildings and commercial properties has increased the credit risks that Doral Financial faces. These types of loans involve greater credit risks than residential mortgage loans because they are larger in size and concentrate more risk in a single borrower. The properties securing these loans are also harder to dispose of in foreclosure.

         Doral Financial is exposed to greater risk because its business is concentrated in Puerto Rico.

         Doral Financial's business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Adverse political or economic developments or nature-related occurrences, such as hurricanes, could result in a downturn in loan originations, an increase in the level of nonperforming assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of Doral Financial's loans and loan servicing portfolio, all of which would negatively affect Doral Financial's profitability.

         Doral Financial is subject to risks in servicing loans for others.

         Doral Financial's profitability may also be adversely affected by mortgage loan delinquencies and defaults on mortgage loans that it services for third parties. Under many of its servicing contracts, Doral Financial must forward all or part of the scheduled payments to the owner of a mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that Doral Financial, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. Doral Financial generally recovers its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, Doral Financial must absorb the cost of the funds it advances during the time the advance is outstanding. Doral Financial must also bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be canceled as part of the foreclosure proceedings and Doral Financial will not receive any future servicing income with respect to that loan.

         Competition with other financial institutions could adversely affect the profitability of Doral Financial's U.S. operations.

         Doral Financial will encounter greater competition as it expands its operations on the United States mainland. Many institutions with which Doral Financial competes on the U.S. mainland have significantly greater assets, capital, name recognition and other resources. As a result, many of Doral Financial's competitors on the U.S. mainland have advantages in conducting certain businesses and providing certain services. Increased competition could force Doral Financial to increase the rates it offers on deposits or lower the rates it charges on loans and, consequently, could adversely affect the profitability of Doral Financial's U.S. operations.

         Changes in statutes and regulations could adversely affect Doral Financial.

         As a financial institution, Doral Financial is subject to extensive federal and local governmental supervision and regulation. Any change in regulation, whether by applicable regulators or as a result of legislation enacted by the United States Congress or by the applicable local legislatures, could have a substantial impact on Doral Financial's operations and profitability.

ITEM 2.  PROPERTIES

         During the first quarter of 2002, Doral Financial will move its principal administrative and executive offices to a new office building known as the Doral Financial Plaza, located at 1451 F.D. Roosevelt Avenue in San
Juan, Puerto Rico. The Doral Financial Plaza is owned by Doral Financial and has approximately 200,000 square feet of office and administrative space and 900 parking spaces.

     Doral Financial also leases administrative office spaces at the following locations:

                                      APPROXIMATE                     TERMINATION OR
LOCATION                            SQUARE FOOTAGE                    RENEWAL DATE
1159 F.D. Roosevelt Avenue (1)                                        Various dates
San Juan, Puerto Rico                    32,700                    through August 2002

305 F.D. Roosevelt Avenue (1)
Hato Rey, Puerto Rico                     5,000                        October 2003

1569 Alda Street (1)
Urb. Caribe
Rio Piedras, Puerto Rico                  4,500                       Month to Month

279 Ponce De Leon Avenue,
Hato Rey, Puerto Rico                     6,500                          April 2002

268 Ponce De Leon Avenue
Hato Rey, Puerto Rico                     4,200                         August 2002

387 Park Avenue South (2)
New York, NY                              8,500                        December 2019

------------------
(1)  Retail mortgage banking branch also located here.
(2)  Federal Savings Bank branch also located here.

         In addition to the administrative offices and branches listed above, Doral Financial maintains 47 retail mortgage banking branches in Puerto Rico and one in the State of Florida and one in the New York metropolitan area, 29 commercial banking branches in Puerto Rico and one broker-dealer branch in Puerto Rico, all except for one of which are leased, with an aggregate of approximately 225,000 square feet of office space and 2 banking branches in New York, all of which are leased, with an aggregate of approximately 7,800 square feet of office space.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is included under the caption "Stock Prices and Dividend Policy" in Doral Financial's Annual Report to Shareholders for the year ended December 31, 2001 filed as Exhibit 13 to this Form 10-K (the "Annual Report to Shareholders") and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to the information included in the Selected Financial Data table commencing on page 23 of the Company's Annual Report to Shareholders.

         The Company's ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years are as follows:

                                                                                     YEAR ENDED DEC. 31,
                                                                    ----------------------------------------------------
                                                                    2001        2000        1999        1998        1997
                                                                    ----        ----        ----        ----        ----
Ratio of Earnings to Combined Fixed Charges
     Including Interest on Deposits ........................        1.55x       1.33x       1.46x       1.51x       1.61x
     Excluding Interest on Deposits ........................        1.74x       1.41x       1.59x       1.61x       1.72x
Ratio of Earnings to Combined Fixed Charges and Preferred
  Stock Dividends
     Including Interest on Deposits ........................        1.49x       1.29x       1.41x       1.50x       1.60x
     Excluding Interest on Deposits ........................        1.65x       1.37x       1.52x       1.59x       1.72x

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

                                                                           YEAR ENDED DEC. 31,
                                            -------------------------------------------------------------------------------
(In thousands)                                 2001             2000              1999             1998             1997
                                            ----------       ----------        ----------         --------         --------

Long-term obligations ..............        $1,927,892       $1,465,175        $1,061,304         $189,685         $155,100
Cumulative preferred stock .........                --               --        $    8,460         $  8,460         $  8,460
Non-Cumulative preferred stock .....        $  124,750       $  124,750        $   74,750               --               --

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated by reference to the information included under the subcaption "Interest Rate Risk Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Doral Financial, together with the report thereon of the Company's independent auditors
PricewaterhouseCoopers LLP dated February 15, 2002, included as part of the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors and Related Matters" contained in Company's definitive Proxy Statement for its 2002 Annual Meeting of stockholders (the "Proxy Statement") filed with the Securities and Exchange Commission on March 20, 2001.

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

              (1) Financial Statements.

                           The following consolidated financial statements
              of Doral Financial and its subsidiaries, together with the report thereon of the Company's independent auditors PricewaterhouseCoopers dated February 16, 2002, appearing in the Annual Report to Shareholders, are incorporated herein by reference:

                  Report of Independent Accountants

                  Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

                  Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2001

                  Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2001

                  Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2001

                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules.

                  All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits.

EXHIBIT
NUMBER                                   Description
------                                   -----------
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

3.1(g)         Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

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

4.14           First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Bankers Trust
               Company, as trustee. (Incorporated by reference to exhibit number 4.9 to the Company's Current Report on Form 8-K dated March 27, 2001.)

EXHIBIT
NUMBER                                   Description
------                                   -----------
4.15           Form of 7.65% Senior Note of Doral Financial. (Incorporated by reference to exhibit number 4.10 to the Company's Current Report on Form 8-K dated March 27, 2001.)

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

EXHIBIT
NUMBER                                   Description
------                                   -----------
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

10.90          Employment Agreement, dated as of March 5, 2002, between the Company and Salomon Levis. (Filed herewith.)

10.91          Employment Agreement, dated as of March 5, 2002, between the Company and Zoila Levis. (Filed herewith.)

10.92          Employment Agreement, dated as of March 5, 2002, between the Company and Richard F. Bonini.
               (Filed herewith.)

10.93          Employment Agreement, dated as of March 5, 2002, between the Company and Mario S. Levis. (Filed herewith.)

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

EXHIBIT
NUMBER                                   Description
------                                   -----------
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

10.100         Employment Agreement, dated as of March 5, 2002, among Doral Financial, Doral Mortgage
               Corporation and Edison Velez. (Filed herewith.)

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

10.104         Amendment No. 2, dated as of November 6, 2000, to Master Loan and Security Agreement,
               dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital
               Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to the same number of the Company's Annual Report or Form 10-K for the year ended December
               31, 2000.)

10.105         Amendment No.3, dated as of December 22, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital
               Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to the same number of the Company's Annual Report or Form 10-K for the year ended December
               31, 2000.)

10.106         Administrative Procedures governing Fixed and Floating Rate Medium-Term Notes, Series A, dated as of May 14, 1999. (Incorporated by reference to exhibit number 99 of the Company's
               Current Report on Form 8-K dated May 14, 1999.)

10.107         Amendment No. 1, dated as of August 5, 2000, to Master Repurchase Agreement, dated as of
               January 12, 1995, between Merrill Lynch Mortgage Capital Inc., Doral Financial and Doral Mortgage
               Corporation.  (Incorporated herein by reference to the same number of the Company's Annual Report or Form 10-K for the year ended December 31, 2000.)

10.108         Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement
               (Warehouse Facility), dated as of June 25, 1999, between Doral Financial, Doral
               Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.109         Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement (Servicing
               Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

12(a)          Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12(b)          Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. (Filed herewith.)

13             Annual Report to Shareholders for the year ended December 31, 2001. (Filed herewith.)

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

         (b)      Reports on Form 8-K.

                  (1) Current report of Form 8-K, dated December 17, 2001, reporting under Item 5 the sale of the retail securities business of Doral Securities, Inc. to UBS PaineWebber Incorporated of Puerto Rico.

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DORAL FINANCIAL CORPORATION


                           By:   /s/  Salomon Levis
                              -------------------------------------------------
                                              Salomon Levis
                                        Chairman of the Board and
                                         Chief Executive Officer

Date:  March 22, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                                Chairman of the Board and
/s/ Salomon Levis                               Chief Executive Officer              March 22, 2002
--------------------------
    Salomon Levis
                                                      Director and
/s/ Richard F. Bonini                           Chief Financial Officer              March 22, 2002
--------------------------
    Richard F. Bonini

                                                       Director
--------------------------
    Edgar M. Cullman, Jr.

/s/ John L. Ernst                                      Director                      March 22, 2002
--------------------------
    John L. Ernst

/s/ Efraim Kier                                        Director                      March 22, 2002
--------------------------
    Efraim Kier

/s/ Zoila Levis                                        Director                      March 22, 2002
--------------------------
    Zoila Levis

/s/ A. Brean Murray                                    Director                      March 22, 2002
--------------------------
    A. Brean Murray

/s/ Harold D. Vicente                                  Director                      March 22, 2002
--------------------------
    Harold D. Vicente
                                              Senior Vice President and
/s/ Ricardo Melendez                          Principal Accounting Officer           March 22, 2002
--------------------------
    Ricardo Melendez