Form 10-Q
period 2002-03-31
DORAL FINANCIAL CORP
filed 2002-05-15
CIK 840889

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -----------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-17224

                          DORAL FINANCIAL CORPORATION

           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Puerto Rico                                            66-0312162
         -----------                                      ----------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

1159 F.D. Roosevelt Avenue,
San Juan, Puerto Rico                                            00920-2998
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number,
      including area code                                      (787) 749-7100
                                                               --------------
Former name, former address
            and
Former fiscal year, if changed                                 Not Applicable
      since last report                                        --------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]          NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 7, 2002:  47,858,234

                          DORAL FINANCIAL CORPORATION
                                   INDEX PAGE

                                                                                                                               PAGE

                                                   PART I - FINANCIAL INFORMATION

Item 1   -   Financial Statements

             Consolidated Statements of Financial Condition as of March 31, 2002  (Unaudited)
             and December 31, 2001..........................................................................................     4

             Consolidated Statements of Income (Unaudited) - Quarters ended March 31, 2002
             and March 31, 2001.............................................................................................     5

             Consolidated Statements of Changes in Stockholders' Equity (Unaudited) -
             Quarters ended March 31, 2002 and March 31, 2001...............................................................     6

             Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended
             March 31, 2002 and March 31, 2001..............................................................................     7

             Consolidated Statements of Cash Flows (Unaudited) - Quarters ended March 31, 2002
             and March 31, 2001.............................................................................................     8

             Notes to Consolidated Financial Statements.....................................................................     9

Item 2   -   Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    18

Item 3   -   Quantitative and Qualitative Disclosures About Market Risk.....................................................    39

                                                   PART II - OTHER INFORMATION

Item 1   -   Legal Proceedings..............................................................................................    39

Item 2   -   Changes in Securities..........................................................................................    39

Item 3   -   Defaults Upon Senior Securities................................................................................    39

Item 4   -   Submission of Matters to a Vote of Security Holders............................................................    39

Item 5   -   Other Information..............................................................................................    40

Item 6   -   Exhibits and Reports on Form 8-K...............................................................................    40

SIGNATURES..................................................................................................................    41

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

                          DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
                                  (UNAUDITED)

                                                                                                      March 31,        December 31,
                                                                                                        2002               2001
                                                                                                     -----------       ------------
ASSETS

     Cash and due from banks                                                                         $    59,842       $    45,970
                                                                                                     -----------       -----------
     Money market investments:
           Securities purchased under agreements to resell                                                37,382            54,866
           Time deposits with other banks                                                                527,543           240,146
           Other short term investments, at cost                                                         348,530           253,403
                                                                                                     -----------       -----------
                Total money market investments                                                           913,455           548,415
                                                                                                     -----------       -----------

     Pledged investment securities:
           Trading securities, at fair value                                                             710,955           756,499
           Securities available for sale, at fair value                                                  818,846           702,136
           Securities held to maturity, at amortized cost                                                777,732           762,247
                                                                                                     -----------       -----------
                Total pledged investment securities                                                    2,307,533         2,220,882
                                                                                                     -----------       -----------


     Investment securities and other instruments not pledged:

           Trading securities, at fair value                                                             307,765           236,829
           Securities available for sale, at fair value                                                   83,902           226,043
           Securities held to maturity, at amortized cost                                                 23,573           104,088
           Federal Home Loan Bank of NY (FHLB) stock, at cost                                             65,526            56,095
                                                                                                     -----------       -----------
                Total investment securities and other instruments not pledged                            480,766           623,055
                                                                                                     -----------       -----------
                Total investment securities and other instruments                                      2,788,299         2,843,937
                                                                                                     -----------       -----------

     Loans:
           Mortgage loans held for sale, at lower of cost or market, net                               2,086,038         1,947,494
           Loans receivable, net of allowance for loan losses of $6,285 (2001 - $6,000)                  676,657           644,113
                                                                                                     -----------       -----------
                Total loans                                                                            2,762,695         2,591,607
                                                                                                     -----------       -----------

     Receivables and mortgage servicing advances                                                          48,077            43,725
     Broker-dealer's operations receivable                                                                69,788           274,422
     Accrued interest receivable                                                                          44,106            47,039
     Servicing assets, net                                                                               158,157           154,340
     Premises and equipment, net                                                                         107,667            99,935
     Real estate held for sale, net                                                                        8,328             8,414
     Other assets                                                                                         34,609            36,479
                                                                                                     -----------       -----------
                Total assets                                                                         $ 6,995,023       $ 6,694,283
                                                                                                     ===========       ===========

LIABILITIES
     Securities sold under agreements to repurchase                                                  $ 2,585,833       $ 2,573,772
     Loans payable                                                                                       181,341           161,101
     Deposits                                                                                          1,936,061         1,669,909
     Notes payable                                                                                       459,294           459,543
     Advances from FHLB                                                                                  867,500           687,500
     Broker-dealer's operations payable                                                                   52,932           245,573
     Accrued expenses and other liabilities                                                              134,773           134,765
                                                                                                     -----------       -----------
                Total liabilities                                                                      6,217,734         5,932,163
                                                                                                     -----------       -----------

     Commitments and contingencies
                                                                                                     -----------       -----------

STOCKHOLDERS' EQUITY
     Preferred Stock ($1 par value, 10,000,000 shares authorized) at aggregate liquidation
           preference value                                                                              124,750           124,750
     Common stock, $1 par value, 200,000,000 shares authorized; 47,879,434 and
           47,866,334 shares issued in 2002 and 2001, respectively; 47,823,434 and
           47,810,334 shares outstanding in 2002 and 2001, respectively                                   47,879            47,866
     Paid-in capital                                                                                     217,743           217,594
     Legal surplus                                                                                         8,423             8,423
     Retained earnings                                                                                   412,871           375,855
     Accumulated other comprehensive loss, net of income tax (benefit) of ($2,959) -
     (2001 - ($509))                                                                                     (34,321)          (12,312)
     Treasury stock at par value, 56,000 shares held                                                         (56)              (56)
                                                                                                     -----------       -----------
                Total stockholders' equity                                                               777,289           762,120
                                                                                                     -----------       -----------
                Total liabilities and stockholders' equity                                           $ 6,995,023       $ 6,694,283
                                                                                                     ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                     -----------------------
                                                                                                          QUARTER ENDED
                                                                                                            MARCH 31,
                                                                                                     -----------------------
                                                                                                       2002           2001
                                                                                                     --------       --------
Interest income:
     Loans                                                                                           $ 47,123       $ 35,824
     Mortgage-backed securities                                                                        28,648         20,404
     Investment securities                                                                             18,819         23,248
     Other interest-earning assets                                                                      2,493          6,667
                                                                                                     --------       --------
         Total interest income                                                                         97,083         86,143
                                                                                                     --------       --------

Interest expense:
     Loans payable                                                                                      1,330          5,604
     Securities sold under agreements to repurchase                                                    25,485         33,204
     Deposits                                                                                          16,691         17,884
     Other borrowed funds                                                                              17,691         15,733
                                                                                                     --------       --------
         Total interest expense                                                                        61,197         72,425
                                                                                                     --------       --------

         Net interest income                                                                           35,886         13,718
Provision for loan losses                                                                                 748          1,085
                                                                                                     --------       --------
         Net interest income after provision for loan losses                                           35,138         12,633
                                                                                                     --------       --------

Non-interest income:
     Net gain on mortgage loan sales and fees                                                          45,990         45,895
     Trading activities                                                                                (5,070)       (10,822)
     Gain on sale of investment securities                                                              2,792          2,843
     Servicing income, net of amortization of $7,273 and $4,752 in 2002 and
         2001, respectively                                                                             1,386          2,244
     Commissions, fees and other income                                                                 4,511          3,496
                                                                                                     --------       --------
         Total non-interest income                                                                     49,609         43,656
                                                                                                     --------       --------

Non-interest expense:
     Compensation and benefits                                                                         12,851         11,102
     Taxes, other than payroll and income taxes                                                         1,049          1,095
     Advertising                                                                                        2,431          1,805
     Professional services                                                                              1,713          1,373
     Communication and information systems                                                              2,744          2,183
     Occupancy and other office expenses                                                                4,484          3,745
     Depreciation and amortization                                                                      2,569          2,192
     Other                                                                                              2,787            900
                                                                                                     --------       --------
         Total non-interest expense                                                                    30,628         24,395
                                                                                                     --------       --------

         Income before income taxes and cumulative effect of change in
         accounting principle                                                                          54,119         31,894
Income taxes                                                                                            7,579          3,828
                                                                                                     --------       --------
         Income before cumulative effect of change in accounting principle                             46,540         28,066
         Cumulative effect of change in accounting principle, net of tax                                   --          5,929
                                                                                                     --------       --------
         Net income                                                                                  $ 46,540       $ 33,995
                                                                                                     ========       ========

Net income available to common shareholders                                                          $ 44,188       $ 31,643
                                                                                                     ========       ========
Earnings per common share:
   Basic:
     Income before cumulative effect of change in accounting principle                               $   0.92       $   0.60
     Cumulative effect of change in accounting principle                                                   --           0.14
                                                                                                     --------       --------
     Net income                                                                                      $   0.92       $   0.74
                                                                                                     ========       ========
   Diluted:
     Income before cumulative effect of change in accounting principle                               $   0.91       $   0.60
     Cumulative effect of change in accounting principle                                                   --           0.13
                                                                                                     --------       --------
     Net income                                                                                      $   0.91       $   0.73
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

                          DORAL FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In thousands of dollars)
                                  (Unaudited)

                                                                                       QUARTER ENDED
                                                                                         MARCH 31,
                                                                                 -------------------------
                                                                                   2002             2001
                                                                                 ---------       ---------
PREFERRED STOCK:                                                                 $ 124,750       $ 124,750
                                                                                 ---------       ---------

COMMON STOCK:
     Balance at beginning of period                                                 47,866          42,449
     Shares issued under stock option plan                                              13             224
                                                                                 ---------       ---------
         Balance at end of period                                                   47,879          42,673
                                                                                 ---------       ---------

PAID-IN CAPITAL:
     Balance at beginning of period                                                217,594          64,319
     Common shares issued under stock option plan                                      149           3,106
                                                                                 ---------       ---------
         Balance at end of period                                                  217,743          67,425
                                                                                 ---------       ---------

LEGAL SURPLUS:                                                                       8,423           5,982
                                                                                 ---------       ---------

RETAINED EARNINGS:
     Balance at beginning of period                                                375,855         265,396
     Net income                                                                     46,540          33,995
     Cash dividends declared on common stock                                        (7,172)         (4,256)
     Cash dividends declared on preferred stock                                     (2,352)         (2,352)
                                                                                 ---------       ---------
         Balance at end of period                                                  412,871         292,783
                                                                                 ---------       ---------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME NET OF TAXES:
     Balance at beginning of period                                                (12,312)          2,870
     Net loss in the fair value of investment securities
        available for sale, net of deferred taxes                                  (22,009)         (7,772)
                                                                                 ---------       ---------
         Balance at end of period                                                  (34,321)         (4,902)
                                                                                 ---------       ---------

TREASURY STOCK AT COST:                                                                (56)            (56)
                                                                                 ---------       ---------

Total stockholders' equity                                                       $ 777,289       $ 528,655
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

                          DORAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                                    QUARTER ENDED
                                                                                                      MARCH 31,
                                                                                                ----------------------
                                                                                                  2002          2001
                                                                                                --------       -------
Net income                                                                                      $ 46,540       $33,995
                                                                                                --------       -------

Other comprehensive loss, net of tax:

     Unrealized net losses on securities arising during the period (net of
         taxes of $4,587 - 2002 and $309 - 2001)                                                 (27,939)       (7,767)

     Amortization of unrealized losses on securities reclassified to held to
         maturity (net of taxes of $(109) - 2002 and $(60) - 2001)                                   328           181

     Reclassification adjustment for losses (gains) included in net income
         (net of taxes of $3,582 - 2002 and $595 - 2001)                                           5,602        (1,786)
                                                                                                --------       -------
Other comprehensive loss before cumulative effect of change in
     accounting principle                                                                        (22,009)       (9,372)
                                                                                                --------       -------

Cumulative effect of change in accounting principle, net of taxes                                     --         1,600
                                                                                                --------       -------
Other comprehensive loss                                                                         (22,009)       (7,772)
                                                                                                --------       -------
Comprehensive income, net of taxes                                                              $ 24,531       $26,223
                                                                                                ========       =======

   The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                                            Quarter Ended
                                                                                                               March 31,
                                                                                                     -----------------------------
                                                                                                         2002               2001
                                                                                                     -----------       -----------
Cash flows from operating activities:
  Net income ..................................................................................      $    46,540       $    33,995
                                                                                                     -----------       -----------
  Adjustments to reconcile net income to net cash used in operating activities:
     Cumulative effect of change in accounting principle ......................................               --            (5,929)
     Depreciation and amortization ............................................................            2,569             2,192
     Amortization of interest-only strips .....................................................           10,588             5,487
     Amortization of servicing assets .........................................................            7,273             4,752
     Deferred tax (benefit) provision .........................................................              (95)              305
     Provision for loan losses ................................................................              748             1,085
     Provision for losses on real estate held for sale ........................................              240               135
     Origination and purchases of mortgage loans held for sale ................................       (1,076,782)         (847,742)
     Principal repayment and sales of mortgage loans held for sale ............................          402,094           292,624
     Purchases of securities held for trading .................................................         (297,583)       (1,035,498)
     Principal repayments and sales of trading securities .....................................          704,250         1,324,923
     Increase in interest only strips, net ....................................................          (45,268)          (18,841)
     Increase in servicing assets .............................................................          (11,090)           (9,740)
     (Increase) decrease in receivables and mortgage servicing advances .......................           (4,352)           10,075
     Decrease (increase) in broker dealer's operations receivable .............................          204,634           (47,970)
     Decrease in accrued interest receivable ..................................................            2,933             4,954
     Decrease in payable related to short sales ...............................................          (45,300)          (49,363)
     Decrease in interest payable .............................................................           (1,105)           (6,508)
     (Decrease) increase in broker dealer's operations payable ................................         (192,641)           47,689
     Increase in accrued expenses and other liabilities .......................................            3,573            49,456
     Decrease (increase) in other assets ......................................................            1,870            (5,319)
                                                                                                     -----------       -----------
         Total adjustments ....................................................................         (333,444)         (283,233)
                                                                                                     -----------       -----------
         Net cash used in operating activities ................................................         (286,904)         (249,238)
                                                                                                     -----------       -----------
  Cash flows from investing activities:
     Purchase of securities held to maturity ..................................................          (38,281)         (187,667)
     Principal repayments, sales and maturities of securities held to maturity ................          103,311           478,489
     Origination of loans receivable ..........................................................         (114,633)          (68,417)
     Principal repayments of loans receivable .................................................           81,693             2,723
     Purchases of securities available for sale ...............................................         (371,645)         (317,078)
     Proceeds from sales of securities available for sale .....................................          503,718           350,140
     Principal repayments of  securities available for sale ...................................            6,247           103,561
     Purchase of FHLB stock ...................................................................           (9,431)           (6,265)
     Purchase of premises and equipment .......................................................          (10,301)           (6,606)
     Proceeds from sales of real estate held for sale .........................................              996               952
                                                                                                     -----------       -----------
         Net cash provided by investing activities ............................................          151,674           349,832
                                                                                                     -----------       -----------
  Cash flows from financing activities:
     Increase in deposits .....................................................................          266,152            91,395
     Increase (decrease) in securities sold under agreements to repurchase ....................           12,061           (43,168)
     Increase (decrease) in loans payable .....................................................           65,540           (19,028)
     Issuance of Common Stock .................................................................              162             3,330
     Increase in FHLB advances ................................................................          180,000            98,500
     (Decrease) increase in notes payable .....................................................             (249)           80,729
     Dividends declared and paid ..............................................................           (9,524)           (6,608)
                                                                                                     -----------       -----------
         Net cash provided by financing activities ............................................          514,142           205,150
                                                                                                     -----------       -----------
  Net increase in cash and cash equivalents ...................................................          378,912           305,744
  Cash and cash equivalents at beginning of period ............................................          594,385           428,319
                                                                                                     -----------       -----------
  Cash and cash equivalents at the end of period ..............................................      $   973,297       $   734,063
                                                                                                     ===========       ===========
  Cash and cash equivalent includes:
     Cash and due from banks ..................................................................      $    59,842       $    49,523
     Money market investments .................................................................          913,455           684,540
                                                                                                     -----------       -----------
                                                                                                     $   973,297       $   734,063
                                                                                                     ===========       ===========

  Supplemental schedule of non-cash activities:
     Loan securitizations .....................................................................      $   534,642       $   276,650
                                                                                                     ===========       ===========
     Reclassification of investments held to maturity to available for sale category ..........      $        --       $   110,000
                                                                                                     ===========       ===========
     Reclassification of investments held to maturity to trading category .....................      $        --       $   130,000
                                                                                                     ===========       ===========

  Supplemental cash flows information:
     Cash used to pay interest ................................................................      $    58,949       $    78,933
                                                                                                     ===========       ===========
     Cash used to pay income taxes ............................................................      $       339       $     1,109
                                                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                          DORAL FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), SANA Investment Mortgage Bankers, Inc. ("SANA"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank ("Doral Bank PR"), Doral Bank, FSB ("Doral Bank NY"), Doral Money, Inc., Doral International, Inc., Doral Properties, Inc. ("Doral Properties") and Doral Insurance Agency, Inc. ("Doral Agency"). References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report for the year ended December 31, 2001, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarters ended March 31, 2002 and 2001 were as follows:

                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                         ----------------------
                                                                                          2002            2001
                                                                                         ------          ------
         7% Noncumulative Monthly Income Preferred Stock                                 $ 0.88          $ 0.88
         8.35% Noncumulative Monthly Income Preferred Stock                              $ 0.52          $ 0.52
         Common Stock                                                                    $ 0.15          $ 0.10

d. At March 31, 2002, escrow funds include approximately $104.7 million deposited with Doral Bank PR. These funds are included in the Company's financial statements. Escrow funds also include approximately $18.7 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE QUARTER ENDED MARCH 31, 2002:
(Dollars in thousands, except per share data)

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                                                INCOME             SHARES          PER SHARE
                                                                              (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                              -----------       -------------      ---------
Net income............................................................          $46,540
     Less: Preferred stock dividend...................................           (2,352)
                                                                                -------

Basic EPS

Net income available to common shareholders ..........................          $44,188          47,816,637          $0.92
                                                                                =======          ==========          =====

Diluted EPS

Net income available to common shareholders...........................          $44,188          47,816,637

Effect of dilutive securities

Incremental shares issuable upon exercise of stock options*...........                              741,900
                                                                                -------          ----------
Net income available to common shareholders ..........................          $44,188          48,558,537          $0.91
                                                                                =======          ==========          =====

FOR THE QUARTER ENDED MARCH 31, 2001:
(Dollars in thousands, except per share data)

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                                                INCOME             SHARES          PER SHARE
                                                                              (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                              -----------       -------------      ---------
Income before cumulative gain effect of change
    in accounting principle ..........................................          $28,066
     Less: Preferred stock dividend ..................................           (2,352)
                                                                                -------

Basic EPS

 Income available to common shareholders before cumulative
   effect of change in accounting principle ..........................          $25,714          42,524,475          $0.60
                                                                                                 ==========

 Cumulative gain effect of change in accounting
   principle, net of tax .............................................            5,929          42,524,475           0.14
                                                                                -------          ==========          -----
     Net income ......................................................          $31,643          42,524,475          $0.74
                                                                                =======          ==========          =====

Diluted EPS

    Income available to common shareholders ..........................          $25,714          42,524,475

Effect of dilutive securities:

     Incremental shares issuable upon exercise of stock options* .....               --             689,188
                                                                                -------          ----------

     Income available to common shareholders before cumulative
       gain effect of change in accounting principle .................          $25,714          43,213,663          $0.60
                                                                                                 ==========

     Cumulative gain effect of change in accounting
       principle, net of tax .........................................            5,929          43,213,663           0.13
                                                                                -------          ==========          -----

                  Net income .........................................          $31,643          43,213,663          $0.73
                                                                                =======          ==========          =====

---------------

* For the quarter ended March 31, 2001, all stock options outstanding during the period were included in the computation of outstanding shares. For the quarter ended March 31, 2002, 235,500 shares subject to stock options were excluded from the computation because they were antidilutive.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

         Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

                                                              QUARTER ENDED
(In thousands)                                                  MARCH 31,
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
Employee costs, gross                                     $20,531       $17,045
Deferred costs pursuant to SFAS No. 91                     (7,680)       (5,943)
                                                          -------       -------
    Employee cost, net                                    $12,851       $11,102
                                                          =======       =======

Other expenses, gross                                     $ 4,716       $ 2,940
Deferred costs pursuant to SFAS No. 91                     (1,929)       (2,040)
                                                          -------       -------
    Other expenses, net                                   $ 2,787       $   900
                                                          =======       =======

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

                                                      Mainland
(In thousands)                    Puerto Rico            US          Eliminations           Totals
                                  -----------         --------       ------------         ----------
                                                   QUARTER ENDED MARCH 31, 2002
                                  ------------------------------------------------------------------
Net interest income                $   33,224            3,014             (352)          $   35,886
Non-interest income                $   49,259              350               --           $   49,609
Net income                         $   46,082              810             (352)          $   46,540
Identifiable assets                $6,746,625          341,183          (92,785)          $6,995,023


                                                   QUARTER ENDED MARCH 31, 2001
                                  ------------------------------------------------------------------
Net interest income                $   12,446            1,272               --           $   13,718
Non-interest income                $   43,224              432               --           $   43,656
Net income                         $   33,679              316               --           $   33,995
Identifiable assets                $5,568,622          203,507          (36,645)          $5,735,484

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                Mortgage                              Broker         Insurance
(In thousands)                   Banking            Banking           Dealer           Agency        Eliminations           Totals
                               ----------          ---------          -------        ---------       ------------         ----------
                                                                 QUARTER ENDED MARCH 31, 2002
                               -----------------------------------------------------------------------------------------------------
Net interest income            $   12,391             23,628              635             310            (1,078)          $   35,886
Non-interest income            $   40,039              8,217              777           1,629            (1,053)          $   49,609
Net income                     $   31,168             16,397               83           1,007            (2,115)          $   46,540
Identifiable assets            $2,590,303          4,334,171          447,534          30,420          (407,405)          $6,995,023


                                                                 QUARTER ENDED MARCH 31, 2001
                               -----------------------------------------------------------------------------------------------------
Net interest income            $      859             12,178              546              --               135           $   13,718
Non-interest income            $   33,112              8,598            1,894             598              (546)          $   43,656
Net income                     $   23,769             10,034              254             347              (409)          $   33,995
Identifiable assets            $2,712,588          2,965,696          689,032             715          (632,547)          $5,735,484

h. The fair value of the Company's trading securities and the fair values and carrying values of its securities classified as available for sale and held to maturity are shown below by category.

         1. The following table summarizes Doral Financial's holdings of trading securities as of March 31, 2002 and December 31, 2001.

TRADING SECURITIES                                   MARCH 31,       DECEMBER 31,
(IN THOUSANDS)                                         2002             2001
                                                    -----------      ------------
Mortgage-backed securities ...................      $   735,276      $   740,797
Interest-only strips .........................          270,407          236,468
Puerto Rico government and agencies ..........            4,528            4,728
Derivatives and swap agreements ..............            4,636            1,534
Other ........................................            3,873            9,801
                                                    -----------      -----------
         Total ...............................      $ 1,018,720      $   993,328
                                                    ===========      ===========

         2. The following tables summarize amortized costs, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of available for sale securities as of March 31, 2002 and December 31, 2001.

                  Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2002
(Dollars in thousands)

                                                                                                              WEIGHTED
                                                AMORTIZED      UNREALIZED     UNREALIZED        MARKET        AVERAGE
                                                  COST           GAINS          LOSSES          VALUE          YIELD
                                                --------        -------       ----------       --------       --------
MORTGAGE-BACKED SECURITIES
     GNMA
         Due over ten years                     $ 55,746        $   170        $  1,042        $ 54,874         6.16%
     FHLMC AND FNMA
         Due over ten years                      476,930             68           9,841         467,157         6.26%
DEBT SECURITIES
     FHLB NOTES
         Due over ten years                       45,000             --             450          44,550         6.75%
     FHLMC ZERO COUPON
         Due over ten years                       63,269             --           5,279          57,990         7.65%
     US TREASURY
         Due over ten years                      297,435             --          19,258         278,177         5.37%
                                                --------        -------        --------        --------         ----
                                                $938,380        $   238        $ 35,870        $902,748         6.09%
                                                ========        =======        ========        ========         ====

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2001
(Dollars in thousands)

                                                                                                              WEIGHTED
                                                AMORTIZED      UNREALIZED     UNREALIZED        MARKET        AVERAGE
                                                  COST           GAINS          LOSSES          VALUE          YIELD
                                                --------        -------       ----------       --------       --------
MORTGAGE-BACKED SECURITIES
     GNMA
         Due from one to five years             $  1,712        $    12        $     --        $  1,724         4.50%
         Due over ten years                       60,069            136           1,064          59,141         6.38%
     FHLMC AND FNMA
         Due over ten years                      424,990            712           4,733         420,969         6.31%
DEBT SECURITIES
     FHLB NOTES
         Due over ten years                       45,000            675              --          45,675         6.75%
     FHLMC ZERO COUPON
         Due over ten years                       62,061             39              --          62,100         7.65%
     US TREASURY
         Due from five to ten years               49,520             --             145          49,375         5.00%
         Due over ten years                      294,040             85           4,930         289,195         5.37%
                                                --------        -------        --------        --------         ----
                                                $937,392        $ 1,659        $ 10,872        $928,179         6.06%
                                                ========        =======        ========        ========         ====

         3. The following tables summarize amortized costs, unrealized gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of March 31, 2002 and December 31, 2001.

                  Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF MARCH 31, 2002
(Dollars in thousands)

                                                                                                              WEIGHTED
                                                AMORTIZED      UNREALIZED     UNREALIZED        MARKET        AVERAGE
                                                  COST           GAINS          LOSSES          VALUE          YIELD
                                                --------        -------       ----------       --------       --------
MORTGAGE-BACKED SECURITIES
    GNMA
       Due from five to ten years               $  2,751        $    51        $     --        $  2,802         6.75%
       Due over ten years                         13,978            380              --          14,358         6.97%
    CMO CERTIFICATES
       Due from one to five years                  3,124             --              23           3,101         6.07%
       Due from five to ten years                  1,741             --               9           1,732         6.48%
       Due over ten years                         92,409            322           1,569          91,162         5.91%
DEBT SECURITIES
    FHLB NOTES
       Due from five to ten years                  5,000             --              --           5,000         7.89%
       Due over ten years                        246,465          2,089           2,255         246,299         6.35%
    FHLB ZERO COUPON
       Due over ten years                        356,084            677          19,098         337,663         7.24%
    PR HOUSING BANK
       Due from five to ten years                  5,000             --              --           5,000         6.00%
       Due over ten years                          3,305             17              --           3,322         6.20%
    U.S. TREASURY
       Due over ten years                         61,078            238           2,703          58,613         5.36%
    P.R. ECONOMIC DEVELOPMENT
       BANK NOTES
       Due from one to five years                  2,000             10              --           2,010         6.60%
    OTHER
       Due from one to five years                  5,025             --              --           5,025         3.46%
       Due from five to ten years                  1,345             10              --           1,355         6.68%
       Due over ten years                          2,000             15              --           2,015         7.00%
                                                --------        -------        --------        --------         ----
                                                $801,305        $ 3,809        $ 25,657        $779,457         6.62%
                                                ========        =======        ========        ========         ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2001
(Dollars in thousands)

                                                                                                              WEIGHTED
                                                AMORTIZED      UNREALIZED     UNREALIZED        MARKET        AVERAGE
                                                  COST           GAINS          LOSSES          VALUE          YIELD
                                                --------        -------       ----------       --------       --------
MORTGAGE-BACKED SECURITIES
    GNMA
       Due from five to ten years               $  2,878        $    52        $     --        $  2,930         6.75%
       Due over ten years                         15,429            368              --          15,797         6.99%

    CMO CERTIFICATES
       Due from one to five years                  3,139             --              15           3,124         6.08%
       Due from five to ten years                  1,836             --               9           1,827         6.50%
       Due over ten years                        100,936            420           1,598          99,758         5.89%

DEBT SECURITIES
    FHLB NOTES
       Due from five to ten years                  5,000            100              --           5,100         7.89%
       Due over ten years                        336,492         10,202              --         346,694         6.46%

    FHLB ZERO COUPON
       Due over ten years                        320,862             --          10,816         310,046         7.16%

    PR HOUSING BANK
       Due from five to ten years                  5,000             --              --           5,000         6.00%
       Due over ten years                          3,305             17              --           3,322         6.20%

    US TREASURY
       Due over ten years                         61,088          1,084           1,764          60,408         5.36%

    P.R. ECONOMIC DEVELOPMENT BANK NOTES
       Due from one to five years                  2,000             10              --           2,010         6.60%

    OTHER
       Due from one to five years                  5,025             --              --           5,025         4.09%
       Due from five to ten years                  1,345             10              --           1,355         6.68%
       Due over ten years                          2,000             15              --           2,015         7.00%
                                                --------        -------        --------        --------         ----
                                                $866,335        $12,278        $ 14,202        $864,411         6.58%
                                                ========        =======        ========        ========         ====

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i. The following table sets forth certain information regarding Doral Financial's mortgage loans held for sale as of the dates indicated:


         MORTGAGE LOANS HELD FOR SALE
         (In thousands)

                                                                    MARCH 31, 2002    DECEMBER 31, 2001
                                                                    --------------    -----------------
Conventional single family residential loans                          $1,643,608          $1,530,601
FHA/VA loans                                                             118,621              98,207
Mortgage loans on residential multifamily                                173,511             178,372
Construction and commercial real estate loans                            150,220             140,169
Consumer loans secured by mortgages                                           78                 145
                                                                      ----------          ----------
                                                                      $2,086,038          $1,947,494
                                                                      ==========          ==========

j. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:


LOANS RECEIVABLE, NET
(Dollars in thousands)

                                                                   MARCH 31, 2002                 DECEMBER 31, 2001
                                                               -----------------------         -----------------------
                                                                AMOUNT         PERCENT          AMOUNT         PERCENT
                                                               --------        -------         --------        -------
Construction loans                                             $383,030           55%          $368,961           55%
Residential mortgage loans                                       59,916            8%            63,546            9%
Commercial real estate                                           68,667           10%            72,397           11%
Consumer-- secured by real estate                                   761            0%               870            0%
Consumer-- other                                                 47,121            7%            39,109            6%
Commercial non-real estate                                       75,656           11%            67,891           10%
Loans on saving deposits                                         10,091            1%            10,523            2%
Land secured                                                     56,891            8%            46,602            7%
                                                               --------          ---           --------          ---
     Loans receivable, gross                                    702,133          100%           669,899          100%
                                                               --------          ---           --------          ---
Less:
     Undisbursed portion of loans
          in process                                             (8,709)                        (10,302)
     Unearned interest and deferred
          loan fees, net                                        (10,482)                         (9,484)
     Allowance for loan losses(1)                                (6,285)                         (6,000)
                                                               --------                        --------
                                                                (25,476)                        (25,786)
                                                               --------                        --------
  Loans receivable, net                                        $676,657                        $644,113
                                                               ========                        ========

         (1) Does not include $6.8 million and $6.5 million of allowance for loan losses allocated to mortgage loans held for sale as of March 31, 2002 and December 31, 2001, respectively.

k. Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority. The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which became the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building and underlying real property.

l.       Adoption of SFAS 133

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         cumulative effect of a change in accounting principle. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities until their maturity.

         At March 31, 2002, December 31, 2001 and March 31, 2001, none of the Company's derivatives were designated as hedges. Accordingly, such derivatives are carried at fair values with changes therein reflected in earnings for the period.

         In connection with the adoption of the SFAS No. 133, the Company also recognized in earnings the fair value of $100 million of interest rate swaps previously excluded from the financial statements, valued at an after tax loss of $196,000.

m. At March 31, 2002 and December 31, 2001, money market investments include $481.8 million and $273.5 million, respectively, of pledged money market investments.

n. Certain amounts reflected in the 2001 Consolidated Financial Statements have been reclassified to conform to the presentation for 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, banking (including thrift operations), investment banking and broker-dealer operations and insurance sales activities. Doral Financial's mortgage banking activities (its "mortgage banking business"), include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and the origination of construction loans and mortgage loans secured by income producing real estate and land.

         Doral Financial is currently in its 30th year of operations. Doral Financial is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. Doral Financial's mortgage servicing portfolio increased to approximately $10.4 billion as of March 31, 2002, from $9.0 billion as of March 31, 2001. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and purchases of mortgage loans on a servicing released basis.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities. At March 31, 2002, Doral Financial held securities for trading with a fair market value of $1.0 billion, approximately $679.4 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial's Consolidated Financial Statements at their fair market value with resulting gains or losses included in operations as part of trading activities.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of March 31, 2002, Doral Financial held approximately $801.3 million in securities and other investments that are classified as held to maturity. As of March 31, 2002, Doral Financial also held $902.7 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive loss, net of taxes," in Doral Financial's Consolidated Financial Statements.

         For the quarters ended March 31, 2002 and 2001, Doral Financial's banking subsidiaries contributed approximately $16.4 million and $10.0 million, or 35% and 30%, respectively, to the Company's consolidated net income.

         The Company's broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides institutional brokerage, financial advisory and investment banking services in Puerto Rico. For the quarters ended March 31, 2002 and 2001, Doral Securities had net income of approximately $83,000 and $254,000, respectively. The decrease in net income reflects the decrease in retail commissions related to the sale of Doral Securities' retail operations to UBS PaineWebber Incorporated of Puerto Rico which as of March 31, 2002, had not yet been offset by an associated reduction in expenses which is expected to be reflected in future periods.

         Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Agency. For the quarters ended March 31, 2002 and 2001, Doral Agency's net income was approximately $1.0 million and $347,000, respectively.

         For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial's mortgage banking, banking, broker-dealer and insurance sales activities segments, please refer to note "g" of the accompanying Consolidated Financial Statements.

         Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial's principal mortgage units, is organized as an operating division within the parent company. As of March 31, 2002, Doral Financial had assets of $2.7 billion at the parent company level.

         For a discussion regarding Doral Financial's critical accounting policies please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial's Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

         Doral Financial's results of operations are mainly the result of: (1) its level of loan production; (2) the behavior of its mortgage loan servicing assets; (3) the relationship between interest rates on its interest-bearing assets and its costs of funds; (4) the credit losses related to loan activities; and (5) its ability to manage its liquidity demands and capital resources. These factors are, in turn, primarily influenced by: (a) the level and direction of interest rates; (b) the level of demand for mortgage credit; and (c) the strength of the economy and housing market in Puerto Rico, Doral Financial's principal market.

         The components of Doral Financial's revenues are: (i) net interest income; (ii) net gains on mortgage loan sales and fees; (iii) servicing income;
(iv) trading activities; (v) gain on sale of investment securities; and (vi) commissions, fees and other income.

NET INCOME

         Doral Financial's net income for the quarter ended March 31, 2002 was $46.5 million, an increase of $12.5 million, or 37%, from $34.0 million for the 2001 period. The increase was $18.4 million or 65% when compared to income before the cumulative gain- effect of a change in accounting principle of $28.1 million for the first quarter of 2001. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's banking units, which contributed approximately $16.4 million to Doral Financial's consolidated net income for the quarter ended March 31, 2002, compared to $10.0 million for the respective 2001 period. Doral Securities, Doral Financial's investment banking and broker-dealer unit, contributed $83,000 to consolidated net income for the quarter ended March 31, 2002, compared to $254,000 for the respective 2001 period. Doral Agency, Doral Financial's insurance agency, contributed $1.0 million to consolidated net income for the quarter ended March 31, 2002 compared to $347,000 for the respective 2001 period. Diluted earnings per common share for the first quarter of 2002 were $0.91, an increase of 52% over the $0.60 per diluted share before the cumulative effect of change in accounting principle recorded for the same period a year ago.

         NET INTEREST INCOME

         Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

         Net interest income for the first quarter of 2002 and 2001 was $35.9 million and $13.7 million, respectively, an increase of 162%. The increase in net interest income for the first quarter of 2002, as compared to the respective 2001 period, was principally due to the combined effect of an increase in Doral Financial's net interest-earning assets and increases in Doral Financial's net interest spread and margin resulting from the reduction of borrowing costs experienced during the period.

         During the first quarter of 2002, Doral Financial's banking subsidiaries contributed approximately $23.6 million to the consolidated net interest income, compared to $12.2 million for the first quarter of 2001.

         The following table present, for the periods indicated, Doral Financial's average balance sheet, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average daily balances.

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                                     QUARTER ENDED MARCH 31,
                                                           ------------------------------------------------------------------------
                                                                          2002                                         2001
                                                           ---------------------------------      ---------------------------------
                                                            AVERAGE                  AVERAGE       AVERAGE                 AVERAGE
                                                            BALANCE      INTEREST   YIELD/RATE     BALANCE      INTEREST  YIELD/RATE
                                                           ----------    --------   ----------    ----------    --------  ----------
ASSETS:
Interest-Earning Assets:
      Total  Loans(1)                                      $2,737,488     $47,123       6.98%     $1,862,440     $35,824       7.69%
      Mortgage-Backed Securities                            1,597,905      28,648       7.27%      1,219,733      20,404       6.69%
      Investment Securities                                 1,169,925      18,819       6.52%      1,347,381      23,248       6.90%
      Other Interest-Earning Assets(2)                        647,513       2,493       1.56%        447,667       6,667       5.96%
                                                           ----------     -------     ------      ----------     -------     ------
          Total Interest-Earning Assets/
            Interest Income                                 6,152,831     $97,083       6.40%      4,877,221     $86,143       7.06%
                                                                          =======     ======                     =======     ======
Total Non-Interest-Earning Assets                             494,343                                673,488
                                                           ----------                             ----------
Total Assets                                               $6,647,174                             $5,550,709
                                                           ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
      Loans Payable                                        $  169,932     $ 1,330       3.17%     $  328,703     $ 5,604       6.82%
      Repurchase Agreements                                 2,542,019      25,485       4.07%      2,195,112      33,204       6.05%
      Deposits                                              1,770,144      16,691       3.82%      1,351,376      17,884       5.29%
      Other Borrowed Funds(3)                               1,237,790      17,691       5.80%        944,226      15,733       6.66%
                                                           ----------     -------     ------      ----------     -------     ------
          Total Interest-Bearing Liabilities/
            Interest Expense                                5,719,885     $61,197       4.34%      4,819,417     $72,425       6.01%
                                                                          =======     ======                     =======     ======
Total Non-Interest-Bearing Liabilities                        151,910                                215,289
                                                           ----------                             ----------
Total Liabilities                                           5,871,795                              5,034,706
Stockholders' Equity                                          775,379                                516,003
                                                           ----------                             ----------
Total Liabilities and Stockholders' Equity                 $6,647,174                             $5,550,709
                                                           ==========                             ==========

Net Interest-Earning Assets                                $  432,946                             $   57,804
Net Interest Income                                                       $35,886                                $13,718

Interest Rate Spread(4)                                                                 2.06%                                  1.05%
Interest Rate Margin(4)                                                                 2.37%                                  1.13%
Net Interest-Earning Assets Ratio                                                     107.57%                                101.20%

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

TABLE B

NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

                                                                            QUARTER ENDED
                                                                               MARCH 31,
                                                            ----------------------------------------------
                                                                        2002 COMPARED TO 2001
                                                                      INCREASE (DECREASE) DUE TO:
                                                             VOLUME              RATE               TOTAL
                                                            --------           --------           --------
INTEREST INCOME VARIANCE
     TOTAL LOANS                                            $ 16,823           $ (5,524)          $ 11,299
     MORTGAGE-BACKED SECURITIES                                6,325              1,919              8,244
     INVESTMENT SECURITIES                                    (3,061)            (1,368)            (4,429)
     OTHER INTEREST EARNING ASSETS                             2,978             (7,152)            (4,174)
                                                            --------           --------           --------
TOTAL INTEREST INCOME VARIANCE                                23,065            (12,125)            10,940
                                                            --------           --------           --------

INTEREST EXPENSE VARIANCE
     LOANS PAYABLE                                            (2,707)            (1,567)            (4,274)
     REPURCHASE AGREEMENTS                                     5,247            (12,966)            (7,719)
     DEPOSITS                                                  5,538             (6,731)            (1,193)
     OTHER BORROWED FUNDS                                      4,888             (2,930)             1,958
                                                            --------           --------           --------

TOTAL INTEREST EXPENSE VARIANCE                               12,966            (24,194)           (11,228)
                                                            --------           --------           --------

NET INTEREST INCOME VARIANCE                                $ 10,099           $ 12,069           $ 22,168
                                                            ========           ========           ========

         INTEREST INCOME

         Total interest income increased from approximately $86.1 million during the first quarter of 2001, to $97.1 million during the first quarter of 2002. The increase in interest income is primarily related to the increase in Doral Financial's total average interest-earning assets, which increased from $4.9 billion for the quarter ended March 31, 2001 to $6.2 billion for the quarter ended March 31, 2002.

         Interest income on loans increased by $11.3 million or 32% during the first quarter of 2002, compared to the respective 2001 period. The increase during 2002 reflected an increase in the level of loans held by Doral Financial as compared to 2001, due to the increased volume of loan originations and purchases.

         Interest income on mortgage-backed securities for the first quarter of 2002 increased by 40% compared to the respective 2001 period. For the quarters ended March 31, 2002 and 2001, interest income on mortgage-backed securities amounted to $28.6 million and $20.4 million, respectively. The results for the 2002 period reflect increased income received from tax-exempt Puerto Rico GNMA securities and increased holdings of U.S. FHLMC/FNMA mortgage-backed securities and IOs. The interest earned on such U.S. mortgage- backed securities is tax-exempt to Doral Financial's international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes and are entitled to the portfolio interest deduction with respect to interest earned on such securities.

         Interest income on investment securities decreased by $4.4 million during the first quarter of 2002, as compared to the same period of 2001. The decrease in interest income on investment securities reflects the redemption prior to their stated maturity of a significant amount of callable debt securities.

         Interest income on other interest-earning assets decreased by $4.2 million or 63% during the first quarter ended March 31, 2002 as compared to the same quarter of 2001. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The decrease from 2001 to 2002 was due primarily to reductions in short-term interest rates experienced during the second half of 2001.

         INTEREST EXPENSE

         Total interest expense decreased to $61.2 million during the first quarter of 2002, from $72.4 million for the respective 2001 period, a reduction of 15%. The decrease in interest expense for the 2002 period was due to a decrease in the average cost of borrowings due to the declining interest rate environment. Average interest-bearing liabilities increased to $5.7 billion at an average cost of 4.34% for the quarter ended March 31, 2002, compared to $4.8 billion at an average cost of 6.01% for the quarter ended March 31, 2001.

         Interest expense related to loans payable decreased by $4.3 million or 76% during the first quarter of 2002 as compared to the same period of 2001. The decrease in interest expense on loans payable was principally due to the decrease in the average amount of loans payable outstanding from $328.7 million for the quarter ended March 31, 2001 to $169.9 million for the quarter ended March 31, 2002. The weighted-average interest rate cost for borrowings under Doral Financial's loans payable was 3.17% and 6.82% for the first quarters of 2002 and 2001, respectively.

         Interest expense related to securities sold under agreements to repurchase decreased by $7.7 million or 23% during the first quarter of 2002 compared to the same period of 2001. The decrease in interest expense on securities sold under agreements to repurchase during these periods reflected increased borrowings to finance mortgage-backed securities and other investment securities that were offset by lower borrowing costs. The weighted average interest rate cost of borrowings under repurchase agreements was 4.07% and 6.05% for the first quarters of 2002 and 2001, respectively.

         Interest expense on deposits decreased by $1.2 million, or 7%, for the first quarter of 2002 compared to the respective 2001 period. This decrease is primarily related to a decrease in the average cost on deposits which offset the effect of the 31% increase in the average amount of deposits. The average interest cost on deposits was 3.82%, for the quarter ended March 31, 2002, as compared to 5.29% for the respective 2001 period.

         Interest expense on other borrowed funds was $17.7 million for the quarter ended March 31, 2002, compared to $15.7 million for the same period a year ago, an increase of 13%. The increase in interest expense on other borrowed funds is due to the increase in FHLB advances of $380.0 million from March 31, 2001 to March 31, 2002. For the first quarter of 2002, the weighted average interest rate for other borrowed funds was 5.80% compared to 6.66%, for the corresponding 2001 period.

         PROVISION FOR LOSSES

         The provision for loan losses relates to loans held by Doral Financial. The provision is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value and equity of any underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Doral Financial made provisions to its allowance for loan losses of $748,000 for the quarter ended March 31, 2002 compared to $1.1 million for the quarter ended March 31, 2001. Doral Financial felt that the reduction was appropriate in light of its existing allowance for loan losses and its recent experience with charge-offs.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees during the first quarter of 2002 was $46.0 million, compared to $45.9 million for the same period of 2001. Mortgage loan sales and fees remained stable notwithstanding increases in production and loan sales as a result of lower sales prices obtained on sales of conforming loans related to the increase in mortgage interest rates experienced during the first quarter of 2002.

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans generally range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. As of March 31, 2002, the weighted average servicing fee for the entire portfolio was ..35%. The size of Doral Financial's loan servicing portfolio and the amount of its servicing fees have increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. Servicing income, net of amortization, for the quarters ended March 31, 2002 and 2001 was $1.4 million and $2.2 million, respectively.

         The decrease in the amount of loan servicing income for the first quarter of 2002 was primarily due to the increase in the amortization of mortgage servicing assets. Increased amortization offset the increase in gross servicing fees of 24% for the first quarter of 2002 produced by the increase in the size of the servicing portfolio. The increase in amortization was the result of a larger servicing portfolio and an increase in unscheduled amortization and impairment related to actual and expected increases in prepayments due to declining mortgage interest rates. Doral Financial records impairment charges as a direct write down of servicing assets. Total amortization and impairment charges were $7.3 million and $4.8 million for the quarters ended March 31, 2002 and 2001, respectively. Doral Financial recognized unscheduled amortization and impairment of $1.1 million during the first quarter of 2002 due to the increase in prepayment estimates associated with falling interest rates. The mortgage servicing portfolio was approximately $10.4 billion at March 31, 2002, compared to $9.0 billion as of March 31, 2001.

         Trading Activities. Trading activities includes all gains or losses, whether realized or unrealized, in the market value of Doral Financial's trading securities, as well as gains or losses on options, future contracts and other derivative instruments used for interest rate management purposes. Trading activities for the quarters ended March 31, 2002 and 2001, resulted in losses of $5.1 million and $10.8 million, respectively. Trading activities losses were related primarily to both realized and unrealized losses with respect to trading securities and derivative instruments. Trading activities for the quarters ended March 31, 2002 and 2001, included unrealized losses of $253,000 and $1.9 million, respectively, on the value of its trading securities pursuant to SFAS No. 115. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE C - COMPONENTS OF TRADING ACTIVITIES

                                                                                            Quarter ended March 31
(Dollars in thousands)                                                                     2002                 2001
----------------------                                                                   ---------           ----------
Net realized (losses) and gains on sales of trading securities                           $  (2,551)          $    2,785
Net unrealized losses on trading securities                                                   (253)              (1,902)
Net realized and unrealized losses on derivative instruments                                (2,266)             (11,705)
                                                                                         ---------           ----------
Total                                                                                    $  (5,070)          $  (10,822)
                                                                                         =========           ==========

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities available for sale. For the first quarter of 2002 and 2001, sale of investment securities resulted in a gain of $2.8 million for both periods. Proceeds from sales of securities available for sale amounted to $503.7 million for the first quarter of 2002 compared to $350.1 million for the first quarter of 2001.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 29% during the first quarter of 2002 from $3.5 million for the quarter ended March 31, 2001 to $4.5 million for the quarter ended March 31, 2002. The increase during the 2002 period was due primarily to increased commissions and fees earned by Doral Financial's banking and insurance agency subsidiaries, partly offset by a decrease in fees and commissions earned by Doral Securities. Insurance agency activities produced commissions of $1.6 million for the quarter ended March 31, 2002 compared to $598,000 for the same period a year ago. Deposit and other retail banking fees increased from $956,000 for the first quarter of 2001 to $1.8 million for the first quarter of 2002.

NON-INTEREST EXPENSE

         Total non-interest expense increased by 26% during the first quarter ended March 31, 2002, compared to the respective 2001 period. The increase reflects increases in compensation, advertising, occupancy and other expenses resulting from the continued expansion of Doral Financial's retail mortgage banking and banking franchises and expenses related to increased loan originations and servicing.

PUERTO RICO INCOME TAXES

         The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the first quarters of 2002 and 2001, the effective income tax rate of Doral Financial was 14% and 12%, respectively.

         The lower effective tax rates experienced by Doral Financial compared to the maximum statutory rates reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because Doral Financial is entitled to rely on the portfolio interest deduction. In addition, Doral Financial's international banking entities may invest in various U.S. securities the income on which is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $12.1 million and $11.1 million for the quarters ended March 31, 2002 and 2001, respectively.

AMORTIZATION OF IOS AND SERVICING ASSETS

         Doral Financial creates interest only strips ("IOs") in connection with the sale of loans in bulk or in securitization transactions. IOs are created on the sale of mortgage loans with servicing retained and represent the estimated present value of the cash flows that Doral Financial expects to receive in the future on the economic interest it retains on loans sold or securitized. The value of IOs reflects the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a servicing fee generally equal to 25 basis points, and adjusting such amount for expected losses and prepayments. The pass-through interest rate payable to the investor may be a fixed rate or a floating rate, which in the later case is generally based on a spread over the three-month LIBOR rate. The amount of the IO is recorded at the time of sale of the related loans as an adjustment to the carrying basis of the loans sold. To compute the value of the IOs, Doral Financial multiplies the interest spread it is entitled to retain on the loans sold by the principal balance of the mortgage pool being sold. The resulting product is then multiplied by a market factor which Doral Financial obtains from an unrelated financial institution that obtains the factor by reference to internal valuation models that incorporate assumptions regarding discount rates and mortgage prepayment rates. The market factor used by Doral Financial to value IOs ranged from 4.25% to 5.50% during the first quarter of 2002 compared to 5.50% during the first quarter of 2001. While Doral Financial has from time to time sold IOs in private sales, there does not currently exist a liquid market for the purchase and sale of IOs.

         The value assigned to the IOs reduces the basis of the related mortgage loan sold and thereby results in increased "Net Gain on Mortgage Loan Sales and Fees" at the time of sale. Doral Financial recognized IOs of approximately $38.5 million during the first quarter of 2002, compared to $32.5 million for the first quarter of 2001.

         The initial recorded value of IOs is amortized over the expected life of the asset, and the amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Throughout the life of the IOs, Doral Financial continues to monitor changes in interest rates to determine whether the continued use of the market factor selected to value the IOs is still appropriate in light of changes in market conditions. It also attempts to corroborate the value assigned to the IOs through use of valuation models that incorporate assumptions regarding the direction of interest rates and prepayment rates. To the extent changes in interest rates or prepayment rates so warrant, Doral Financial will increase or decrease the recorded value of the IOs and increase or decrease the level of amortization. Amortization of IOs for each of the quarters ended March 31, 2002 and 2001, was approximately $10.6 million and $5.5 million, respectively. The increase in the amortization for 2002 compared to 2001 period is due to the increase in the amount of IOs as well as increased amortization resulting from increased mortgage prepayment rates tied to decreases in interest rates. The carrying amount of the IOs is reflected in Doral Financial's Consolidated Statements of Condition as a component of "Securities held for trading." As of March 31 2002 and 2001, the carrying amount of IOs and other residual interest retained in securitization transactions recorded on Doral Financial's financial statements was $270.4 million and $171.4 million respectively.

         Whenever Doral Financial sells a mortgage loan, it allocates the cost of the loan between the loan, the related mortgage servicing right (the "servicing asset" or "mortgage servicing right") and any IOs retained in connection with such sale based on their relative fair values. The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. Doral Financial determines the fair value of its servicing assets by reference to prices paid by third parties in market transactions for similar mortgage servicing rights. During the first quarters of 2002 and 2001, the market prices used to value Doral Financial's servicing assets varied from 1.5% to 2.3% of the principal amount of the loans subject to the servicing rights, with GNMA, FNMA and FHLMC servicing rights generally having higher prices than servicing rights for non-conforming loans. In addition, the value of Doral Financial's FNMA, FHLMC and GNMA mortgage servicing portfolio is evaluated on a periodic basis by an independent third party.

         The value of the servicing asset assigned to a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased "Net Gain on Mortgage Loan Sales and Fees" at the time of sale. During the three-months ended March 31, 2002 and 2001, Doral Financial recognized servicing assets of $9.3 million, and $9.1 million, respectively, in connection with the sale of internally originated loans. Servicing assets purchased in bulk from third parties are initially recorded on Doral Financial's financial statement at the amount paid for such assets. The unamortized balance of the servicing assets is reflected on Doral Financial's Consolidated Statements of Financial Condition. No servicing assets have been recognized for the portion of Doral Financial's mortgage servicing portfolio consisting of loans internally originated by Doral Financial prior to the adoption of SFAS No. 122.

         Doral Financial's servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of "Servicing Income" in Doral Financial's Consolidated Statements of Income. Refer to Table D for servicing assets activities for the periods indicated.

         The following table shows the increase in the Company's mortgage servicing assets for each of the periods shown:

TABLE D
CAPITALIZATION OF MORTGAGE SERVICING ASSETS
(IN THOUSANDS)

                                                                           QUARTER ENDED
                                                                             MARCH 31,
                                                                  -------------------------------
                                                                     2002                 2001
                                                                  ----------           ----------
         Balance at beginning of period ................          $  154,340           $  139,795
         Capitalization of rights ......................              11,090                9,740
         Amortization:
              Scheduled ................................              (6,200)              (4,580)
              Unscheduled and impairment ...............              (1,073)                (172)
                                                                  ----------           ----------

         Balance at end of period ......................          $  158,157           $  144,783
                                                                  ==========           ==========

         Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and servicing assets can adversely affect Doral Financial's revenues and liquidity by increasing the amortization rates for servicing assets and IOs, as well as requiring Doral Financial to recognize an impairment against income over and above scheduled amortization. See "Interest Rate Risk Management."

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:

TABLE E
LOAN PRODUCTION
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN
BALANCE)

                                                                                             QUARTER ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
                                                                                      2002                  2001
                                                                                  ------------           ----------
FHA/VA mortgage loans
    Number of loans ....................................................                 1,725                1,634
    Volume of loans ....................................................          $    149,996           $  147,828
    Percent of total volume ............................................                    13%                  16%

Conventional conforming mortgage loans
    Number of loans ....................................................                 3,822                2,638
    Volume of loans ....................................................          $    533,645           $  275,780
    Percent of total volume ............................................                    45%                  30%

Conventional non - conforming mortgage loans(1)(2)
    Number of loans ....................................................                 4,770                4,344
    Volume of loans ....................................................          $    371,982           $  404,658
    Percent of total volume ............................................                    31%                  44%

Other(3)
    Number of loans ....................................................                   450                  412
    Volume of loans ....................................................          $    134,642           $   87,043
    Percent of total volume ............................................                    11%                  10%

Total loans
    Number of loans ....................................................                10,767                9,028
    Volume of loans ....................................................          $  1,190,265           $  915,309

Average initial loan balance ...........................................          $    110,548           $  101,386

         -----------------

         (1) Includes $11.0 million and $17.1 million in second mortgages for the quarters ended March 31, 2002 and 2001, respectively.

         (2) Includes $19.7 million and $30.8 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended March 31, 2002 and 2001, respectively.

         (3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

         A substantial portion of Doral Financial's total mortgage loan originations has consistently been comprised of refinance loans. For the three months ended March 31, 2002 and 2001, refinance loans represented approximately 55% and 49%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

         The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:

TABLE F
LOAN ORIGINATION SOURCES

                                                                         QUARTER ENDED MARCH 31,
                                                 -----------------------------------------------------------------------
                                                                2002                                 2001
                                                 ---------------------------------     ---------------------------------
                                                 PUERTO RICO     US          TOTAL     PUERTO RICO     US          TOTAL
                                                 -----------     --          -----     -----------     --          -----
Retail ....................................          56%          1%          57%          51%          2%          53%
Wholesale(1) ..............................          30%          2%          32%          34%         --           34%
New Housing Developments ..................           8%         --            8%           6%         --            6%
Multi-family(2) ...........................          --          --           --           --           1%           1%
Other(3) ..................................           2%          1%           3%           6%         --            6%

-----------------

(1) Refers to purchases of mortgage loans from other financial institutions. Puerto Rico wholesale purchases include U.S. mortgage loans purchased by Doral Financial's Puerto Rico based mortgage units.

(2)      Less than one percent for 2002.

(3) Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

         Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing released basis as well as servicing rights in bulk. During the first quarters of 2002 and 2001, Doral Financial purchased servicing rights to approximately $108.2 million and $53.4 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:

         TABLE G
         MORTGAGE LOAN SERVICING
         (DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                                                  AS OF MARCH 31,
                                                                                      ------------------------------------
                                                                                           2002                   2001
                                                                                      -------------           ------------
         COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
         GNMA ..............................................................          $   3,254,669           $  3,213,851
         FHLMC/FNMA ........................................................              2,739,155              2,366,266
         Doral Financial grantor trusts ....................................                 61,062                 81,978
         Other conventional mortgage loans(1) ..............................              4,346,468              3,366,497
                                                                                      -------------           ------------
         Total servicing portfolio .........................................          $  10,401,354           $  9,028,592
                                                                                      =============           ============

         SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
         Number of loans ...................................................                137,094                129,796
         Weighted average interest rate ....................................                   7.57%                  7.75%
         Weighted average remaining maturity (months) ......................                    252                    252
         Weighted average servicing fee rate ...............................                  .3495%                 .3205%
         Average servicing portfolio .......................................          $  10,316,597           $  8,941,242
         Principal prepayments .............................................          $     386,000           $    231,000
         Prepayments to average portfolio (annualized) .....................                     15%                    10%
         Average size of loans prepaid .....................................          $      76,921           $     61,037

         DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT
            PERIOD END:
         60-89 days past due ...............................................                   1.37%                  1.39%
         90 days or more past due ..........................................                   2.13%                  2.24%
                                                                                      -------------           ------------
         Total delinquencies excluding foreclosures ........................                   3.50%                  3.63%
                                                                                      =============           ============
         Foreclosures pending ..............................................                   1.44%                  1.17%
                                                                                      =============           ============

         SERVICING PORTFOLIO ACTIVITY:
         Beginning servicing portfolio .....................................          $  10,006,380           $  8,804,706
         Add:
             Loans funded and purchased(2) .................................                706,954                834,171
             Bulk servicing acquired .......................................                108,229                 53,421
         Less:
             Servicing sales transferred ...................................                     --                 72,029
             Run-off(3) ....................................................                420,209                591,677
                                                                                      -------------           ------------
         Ending servicing portfolio ........................................          $  10,401,354           $  9,028,592
                                                                                      =============           ============

         (1) Includes $1.6 billion and $1.0 billion of loans owned by Doral Financial at March 31, 2002 and 2001, respectively, which represented 16% and 10% of the total servicing portfolio as of such dates.

         (2) Excludes approximately $483.3 million and $81.1 million of commercial, consumer, construction and other loans not included in Doral Financial's mortgage servicing portfolio as of March 31, 2002 and 2001, respectively.

         (3) Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2002 and 2001, approximately 5% and 3%, respectively, of Doral Financial's mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $386.0 million and $231.0 million for the quarter ended March 31, 2002 and 2001, respectively. This represented approximately 15% and 10%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

CREDIT RISKS RELATED TO LOAN ACTIVITIES

         With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed up to 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750. Loan-to-value ratios for residential mortgage loans generally do not exceed 80% (85% for qualifying home purchase transactions through Doral Bank PR) unless private mortgage insurance is obtained.

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of March 31, 2002, the outstanding principal balance of loans sold subject to recourse, partial recourse or put-back arrangements was $2.2 billion. The maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $1.2 billion. As of March 31, 2002, Doral Financial maintained a reserve of $2.4 million for potential losses from such arrangements which is included in "Accrued expenses and other liabilities" in Doral Financial's Consolidated Financial Statements.

         Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of March 31, 2002, approximately 55% or $383.0 million of Doral Financial's gross loans receivable portfolio totaling $702.1 million consisted of construction loans.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets ("NPAs") consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Beginning in the fourth quarter of 2001, mortgage loans held for sale by Doral Financial's mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than one year and if concern exists as to ultimate collectibility based on the loan-to-value ratio. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable because these loans are adequately secured by real estate, have a low loan-to-value ratio, and the amounts due on the loans are generally recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial's banking subsidiaries' place all loans 90 days or more past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer 90 or more days delinquent and collectibility is reasonably assured. As of March 31, 2002 and 2001, Doral Financial would have recognized $2.2 million and $946,000, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans receivable for impairment. Impaired loans as of March 31, 2002 and December 31, 2001 amounted to, $1,545,000 and $2,049,000, respectively. Doral Financial determined that, given the fair value of the loans' collateral, no impairment allowance was necessary at March 31, 2002 and December 31, 2001.

         The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE H
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                                     AS OF                AS OF
                                                                                   MARCH 31,          DECEMBER 31,
                                                                                      2002                2001
                                                                                   ---------          ------------
Mortgage banking business:
    Non-accrual loans:
       Construction Loans ...............................................          $     705           $     705
       Residential mortgage loans .......................................              3,491               3,742
    Construction loans past due 90 days and still accruing ..............                731                  --
    Loans held-for-sale past due 90 days and still accruing(1) ..........             59,782              55,966
    OREO ................................................................              7,742               7,924
                                                                                   ---------           ---------

    Total NPAs of mortgage banking business .............................             72,451              68,337
                                                                                   ---------           ---------

Other lending activities through banking subsidiaries:
    Non-accrual loans:
       Construction .....................................................              1,184               1,184
       Residential mortgage loans .......................................              4,848               5,276
       Commercial real estate ...........................................              1,818               1,359
       Consumer .........................................................                408                 463
       Commercial non-real estate .......................................                657                 710
       Land loans .......................................................                 14                  70
                                                                                   ---------           ---------

    Total non-accrual loans .............................................              8,929               9,062

    Residential mortgage loans past due 90 days and still accruing ......                344                  --

    OREO ................................................................                586                 490
                                                                                   ---------           ---------

    Total NPAs of banking subsidiaries ..................................              9,859               9,552
                                                                                   ---------           ---------

    Total NPAs of Doral Financial (consolidated) ........................          $  82,310           $  77,889
                                                                                   =========           =========

    Total NPAs of banking subsidiaries as a percentage
       of their loans receivable, net, and OREO .........................               1.57%               1.58%

    Total NPAs of Doral Financial as a percentage of
       consolidated total assets ........................................               1.18%               1.16%

    Ratio of allowance for loan losses to total
       non-performing loans at end of period (consolidated) .............              17.67%              17.95%

-----------------

(1) Does not include approximately $14.0 million and $12.7 million of 90 days past due FHA/VA loans as of March 31, 2002 and December 31, 2001, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

         The following table summarizes certain information regarding Doral Financial's allowance for loan losses and losses on other real estate owned ("OREO"), for both Doral Financial's banking and mortgage banking business for the periods indicated.

         TABLE I
         ALLOWANCE FOR LOAN LOSSES AND OREO
         (DOLLARS IN THOUSANDS)

                                                                                                    QUARTER ENDED
                                                                                                      MARCH 31,
                                                                                            ------------------------------
                                                                                               2002                 2001
                                                                                            ---------            ---------
         OREO:
         Balance at beginning of period ..........................................          $   1,365            $   1,530
         Provision for losses ....................................................                240                  135
         Net gains, charge-offs and others .......................................                 66                  (99)
                                                                                            ---------            ---------
         Balance at end of period ................................................          $   1,671            $   1,566
                                                                                            =========            =========

         Allowance for Loan Losses:
         Balance at beginning of period ..........................................          $  12,472            $   9,387
         Provision for loan losses ...............................................                748                1,085
                                                                                            ---------            ---------
         Charge - offs:
              Mortgage loans held-for-sale .......................................                (38)                (130)
              Construction .......................................................                 --                   --
              Residential mortgage loans .........................................                 --                   --
              Commercial real estate .............................................                 --                   --
              Consumer ...........................................................               (133)                (152)
              Commercial non-real estate .........................................                (15)                  (5)
              Other ..............................................................                (12)                  --
                                                                                            ---------            ---------
         Total Charge-offs .......................................................               (198)                (287)
                                                                                            ---------            ---------
          Recoveries:
              Mortgage loans held-for-sale .......................................                 --                   --
              Construction .......................................................                 --                   --
              Residential mortgage loans .........................................                 14                   --
              Commercial real estate .............................................                 --                   --
              Consumer ...........................................................                 33                   32
              Commercial non-real estate .........................................                  2                    4
              Other ..............................................................                 --                   --
                                                                                            ---------            ---------
         Total recoveries ........................................................                 49                   36
                                                                                            ---------            ---------
         Net charge-offs .........................................................               (149)                (251)
                                                                                            ---------            ---------
         Other Adjustments .......................................................                 --                   --
                                                                                            ---------            ---------
         Balance at end of period(1) .............................................          $  13,071            $  10,221
                                                                                            =========            =========

         Allowance for loan losses as a percentage
            of total loans outstanding at
            the end of period ....................................................               0.47%                0.51%
         Net charge-offs to average loans
            outstanding ..........................................................               0.01%                0.01%

---------------

(1) Includes the allowance of mortgage loans held-for-sale of $6.8 million for 2002 and $4.2 million for 2001 and the allowance for loans receivable held for investment of $6.3 million for 2002 and $6.0 million for 2001.

         The allowance for loan losses relating to loans held by Doral Financial was $13.1 million at March 31, 2002, compared to $10.2 million as of March 31, 2001. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial's cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses and servicing advances and loan repurchases pursuant to recourse or warranty obligations.

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the three months period ended March 31, 2002, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $6.9 million, compared to $11.6 million for the same period during 2001.

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

         The following table shows Doral Financial's sources of borrowings and the related average interest rate as of March 31, 2002 and December 31, 2001:

TABLE J
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

                                                           AS OF MARCH 31, 2002              AS OF DECEMBER 31, 2001
                                                      -----------------------------       -----------------------------
                                                         AMOUNT             AVERAGE          AMOUNT             AVERAGE
                                                      OUTSTANDING             RATE        OUTSTANDING             RATE
                                                      -----------           -------       -----------           -------
Repurchase Agreements .........................       $ 2,585,833             3.99%       $ 2,573,772             4.00%
Loans Payable .................................           181,341             2.89%           161,101             3.67%
Deposits ......................................         1,936,061             3.49%         1,669,909             3.65%
Notes Payable .................................           459,294             7.98%           459,543             7.98%
Advances from FHLB ............................           867,500             4.59%           687,500             4.80%

         Doral Financial had warehousing, gestation and repurchase agreements lines of credit totaling $6.8 billion as of March 31, 2002, of which $2.8 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial's warehousing and repurchase lines of credit, approximately $2.1 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial's committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of March 31, 2002, Doral Financial was in compliance with all such financial covenants and ratios. Doral Financial has two credit facilities with aggregate credit availability of $1.0 billion, of which approximately $224.5 million was outstanding as of March 31, 2002, that permit the lender to require Doral Financial to repay all outstanding advances and refuse to make further credit advances if Doral Financial's senior unsecured debt is rated Ba2 or lower by Moody's Investors Service ("Moody's") or BB or lower by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies ("S&P"). Doral Financial's senior unsecured debt obligations are currently rated Baa2 by Moody's and BBB-by S&P.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE K
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

                                                            QUARTER ENDED                   YEAR ENDED
                                                            MARCH 31, 2002              DECEMBER 31, 2001
                                                      ------------------------       ------------------------
                                                        AVERAGE        AVERAGE         AVERAGE        AVERAGE
                                                        BALANCE          RATE          BALANCE          RATE
                                                      -----------      -------       -----------      -------
Certificates of deposit .......................         1,011,302        4.35%       $   904,910        4.87%
Regular passbook savings ......................           161,302        3.96%           101,038        4.33%
Now accounts ..................................           355,971        2.68%           299,486        2.80%
Non-interest bearing ..........................           241,569          --            177,862          --
                                                      -----------       -----        -----------       -----

         Total deposits .......................       $ 1,770,144        3.82%       $ 1,483,296        4.75%
                                                      ===========       =====        ===========       =====

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2002.

         TABLE L
         DEPOSIT MATURITIES
         (IN THOUSANDS)

                                                                                              AMOUNT
                                                                                            ----------

         Certificates of deposit maturing
                  Three months or less...............................................       $  184,488
                  Over three through six months......................................           63,448
                  Over six through twelve months.....................................          193,232
                  Over twelve months.................................................          413,729
                                                                                            ----------
                  Total..............................................................       $  854,897
                                                                                            ==========

         As of March 31, 2002 and December 31, 2001, Doral Financial's banking subsidiaries had approximately $633.3 million and $418.1 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial's banking subsidiaries as a source of long-term funds.

         As of March 31, 2002, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, Doral Bank PR's and Doral Bank NY's regulatory capital ratios as of March 31, 2002, based on existing Federal Reserve, FDIC and OTS guidelines, respectively.

TABLE M
REGULATORY CAPITAL RATIOS

                                                                        DORAL             DORAL            DORAL
                                                                      FINANCIAL          BANK PR         BANK NY(1)
                                                                      ---------          -------         ----------
Tier 1 Capital Ratio (Tier 1 capital to risk weighted assets)....       17.0%               12.3%             27.1%
Total Capital (total capital to risk weighted assets)............       17.2%               12.6%             27.3%
Leverage Ratio(2)................................................       12.1%                6.7%             11.4%

-----------------

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

         As of March 31, 2002, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

         On November 29, 2001, the federal banking and thrift regulatory agencies adopted a final rule that changes the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The new rules became effective on January 1, 2002, for transactions settled on or after January 1, 2002. For transactions entered into before January 1, 2002, Doral Financial is not required to implement the rule until December 31, 2002. The new rule attempts to more consistently treat recourse obligations for the agencies' risk-based capital requirements. The rule also imposes a new dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests.

         The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of March 31, 2002, Doral Financial's outstanding balance of loans sold with full or partial recourse was $2.2 billion.

         Currently, most of the IOs created in connection with the sale by Doral Financial of its non-conforming loans are treated as credit-enhancing interest-only strips under the new rules and thus are subject to a dollar-for-dollar capital requirement for risk based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth above incorporate the impact of the new rules on IOs created after January 1, 2002.

         Substantially all of Doral Financial's recourse obligations and IOs are recorded at the parent company level and, accordingly, the new rule only directly impacts the regulatory requirements applicable to Doral Financial as a bank holding company. While the full implementation of the new rule which will be effective on December 31, 2002 is expected to reduce Doral Financial's regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements. Set forth below, are Doral Financial's pro-forma capital ratios for risk-based capital purposes as of March 31, 2002 assuming full implementation of the new rules as of such date.

                                                            DORAL FINANCIAL
                                                            ---------------
         Tier 1 Capital Ratio                                     12.6%
         Total Capital Ratio                                      12.9%
         Leverage Ratio                                           11.2%

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

ASSETS AND LIABILITIES

         At March 31, 2002, Doral Financial's total assets were $7.0 billion compared to $6.7 billion at December 31, 2001. The increase in assets was due primarily to a net increase in the loans portfolio of approximately $171.1 million and a net increase in money market investments of approximately $365.0 million offset in part by a net decrease of $65.1 million in investment securities and a decrease of $204.6 million in broker-dealer's operations receivable. Total liabilities were $6.2 billion at March 31, 2002, compared to $5.9 billion at December 31, 2001. The increase in liabilities was largely the result of an increase in repurchase agreements, deposit accounts and advances from FHLB which were offset in part by a decrease of $192.6 million in broker-dealer's operations payable. At March 31, 2002, deposit accounts totaled $1.9 billion, compared to $1.7 billion at December 31, 2001. As of March 31, 2002, Doral Financial's banking subsidiaries had $4.3 billion in assets, compared to $3.7 billion at December 31, 2001.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The tables below summarize Doral Financial's contractual obligations and other commercial commitments as of March 31, 2002.

TABLE N
CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)                                                      PAYMENT DUE BY PERIOD
------------------------------------------    --------------------------------------------------------------------------------
                                                                  LESS THAN                                         AFTER 5
Contractual Obligations                           TOTAL             1 YEAR          1-3 YEARS       3-5 YEARS        YEARS
------------------------------------------    ------------       ------------      ----------      ----------     ------------
Repurchase and warehousing lines of
credit.................................       $  2,767,174       $  1,815,353      $   30,000      $  225,000     $    696,821
Deposits...............................          1,936,061          1,442,569         396,094          95,961            1,437
Other Borrowed Funds...................          1,326,794            175,103         369,926         261,470          520,295
Non-cancellable Leases.................             48,059              4,594           8,305           7,589           27,571
                                              ------------       ------------      ----------      ----------     ------------
Total Contractual Cash Obligations.....       $  6,078,088       $  3,437,619      $  804,325      $  590,020     $  1,246,124
                                              ============       ============      ==========      ==========     ============

TABLE O
OTHER COMMERCIAL COMMITMENTS

(DOLLARS IN THOUSANDS)                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
----------------------------                          ---------------------------------------------------------------------
                                                         TOTAL
                                                        AMOUNTS        LESS THAN                                    AFTER 5
Other Commercial Commitments                          COMMITTED         1 YEAR       1-3 YEARS      3-5 YEARS        YEARS
----------------------------                          ----------       ---------     ---------      ---------      --------
Standby Repurchase (Recourse)
Obligations ...................................       $1,165,402       $114,273       $365,933       $22,832       $662,364
Put-back options ..............................           17,238         17,238             --            --             --
                                                      ----------       --------       --------       -------       --------
Total Commercial Commitments ..................       $1,182,640       $131,511       $365,933       $22,832       $662,364
                                                      ==========       ========       ========       =======       ========

INTEREST RATE RISK MANAGEMENT

         General. Interest rate fluctuations is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial's portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings, as well as Doral Financial's strategies to manage such effects, are discussed in Doral Financial's Annual Report to Shareholders, which information is also incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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

         Interest Rate Sensitivity Analysis. The following table summarizes the contractual maturities or repricing of Doral Financial's interest-earning assets and interest-bearing liabilities as of March 31, 2002. Condensed information as of December 31, 2001 is also shown. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Interest rate swap agreements are presented on the basis of the notional amounts are used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE P
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)

---------------------------------------------  -----------------------------------------------------------------------------------
                                                 1 YEAR         1 TO 3         3 TO 5         OVER 5     NON-INTEREST
AS OF MARCH 31, 2002                             OR LESS         YEARS          YEARS          YEARS     RATE BEARING      TOTAL
---------------------------------------------  -----------------------------------------------------------------------------------
ASSETS

         Cash and Money Market                 $   973,297    $        --    $        --    $       --    $       --    $  973,297
         Total Loans                               476,300        209,498        146,406     1,930,491            --     2,762,695
         Securities Held-for-Trading               227,738          3,808          9,150       778,024            --     1,018,720
         Securities Available for Sale                  --             --             --       902,748            --       902,748
         Securities Held-to-Maturity                    --          7,094          3,055       791,156            --       801,305
         FHLB Stock                                     --             --             --        65,526            --        65,526
         Other assets                                   --             --             --            --       470,732       470,732
                                               -----------    -----------    -----------    ----------    ----------    ----------
         TOTAL ASSETS                          $ 1,677,335    $   220,400    $   158,611    $4,467,945    $  470,732    $6,995,023
                                               ===========    ===========    ===========    ==========    ==========    ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
         Loans Payable                         $   181,341    $        --    $        --    $       --    $       --    $  181,341
         Repurchase Agreements                   1,634,012         30,000        225,000       696,821            --     2,585,833
         Deposits                                1,231,487        396,094         95,961         1,437       211,082     1,936,061
         Other Borrowed Funds                      175,103        369,926        261,470       520,295            --     1,326,794
         Other Liabilities                              --             --             --            --       187,705       187,705
         Stockholders' equity                           --             --             --            --       777,289       777,289
                                               -----------    -----------    -----------    ----------    ----------    ----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                  $ 3,221,943    $   796,020    $   582,431    $1,218,553    $1,176,076    $6,995,023
                                               ===========    ===========    ===========    ==========    ==========    ==========

Interest Rate Sensitivity Gap                  $(1,544,608)   $  (575,620)   $  (423,820)   $3,249,392
Cumulative Interest Rate Sensitivity Gap        (1,544,608)    (2,120,228)    (2,544,048)      705,344
Cumulative Gap to Interest-Earning Asset            (23.67%)       (32.50%)       (38.99%)       10.81%

CONDENSED INTEREST RATE
SENSITIVITY ANALYSIS
AS OF DECEMBER 31, 2001

                                                    1 YEAR            1 TO 3         3 TO 5             OVER 5
(DOLLARS IN THOUSANDS)                             OR LESS             YEARS          YEARS              YEARS
---------------------------------------------    ---------------------------------------------------------------
Off-Balance Sheet Instruments -
   Interest Rate Swaps                           $    50,000       $   (50,000)    $        --        $       --
Interest Rate Sensitivity Gap                     (2,035,260)         (189,331)       (431,058)        3,357,634
Cumulative Interest Rate Sensitivity Gap          (2,035,260)       (2,224,591)     (2,655,649)          701,985
Cumulative Gap to Interest-Earning Assets            (33.75%)          (36.89%)        (44.04%)           11.64%

\
         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The net balance of assets and liabilities (the "gap") repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap generally denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income. While static gap analysis may be a useful measure for determining short-term risk to future net interest income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. In addition, since the static gap analysis is presented on the basis of contractual maturities, it does not take into account that a large portion of Doral Financial's loans held for sale and trading securities will be sold or prepaid before their contractual maturities.

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

         In March 2002, Doral Financial purchased two interest rate collars with an aggregate notional amount of $200 million expiring in March 2007. Under the terms of the collars, Doral Financial will receive the excess between the 3 month LIBOR and 5.5% provided that the 3 month LIBOR is less than 8.5%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.5% or greater than 8.5%. The premium paid by Doral Financial amounted to $3,680,000 and the fair value of the collars as of March 31, 2002 was $3,780,000. These collars are accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. The notional amounts of assets and liabilities related to these derivatives totaled $41.0 billion and $31.4 billion, respectively, as of March 31, 2002. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

         The table below summarizes the fair values of Doral Financial's derivatives as well the source of the fair values.

TABLE Q
FAIR VALUE RECONCILIATION

-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the period..........................        $   1,534
Contracts realized or otherwise settled during the period...................................           (2,469)
Fair value of new contracts when entered into during the period.............................            5,571
                                                                                                    ---------
Fair value of contracts outstanding at the end of the period................................        $   4,636
                                                                                                    =========

TABLE R
SOURCE OF FAIR VALUE

--------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                     PAYMENT DUE BY PERIOD
---------------------------------------    -------------------------------------------------------------------------------------
                                                    MATURITY                               MATURITY
Source of Fair Value                               LESS THAN     MATURITY      MATURITY    IN EXCESS     TOTAL FAIR
                                                    1 YEAR      1-3 YEARS     3-5 YEARS   OF 5 YEARS        VALUE
---------------------------------------            ---------    ---------     ---------   ----------     ----------
Prices actively quoted.........................    $   2,989      $  331       $    --       $  --       $    3,320
Prices provided by other external sources......       (2,464)         --         3,780          --            1,316
                                                   ---------      -------      -------       -----       ----------
                                                   $     525      $  331       $ 3,780       $  --       $    4,636
                                                   =========      ======       =======       =====       ==========

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

INFLATION

         General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Risk Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of the effects of changes of interest rates on Doral Financial's operations.

CHANGES IN ACCOUNTING STANDARDS

         Goodwill and Intangible Assets. On January 1, 2002, Doral Financial adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. SFAS No. 142 provides specific guidance for testing goodwill for impairment. In addition, it provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those intangible assets from the scope of other impairment guidance. In connection with the adoption of SFAS No. 142, Doral Financial assessed the value of its existing goodwill which had a carrying value of $9.1 million and determined that its goodwill was not impaired. Doral Financial also ceased amortizing this goodwill. For the quarter ended March 31, 2001, amortization of goodwill amounted to $157,000.

         Accounting for the Impairment or Disposal of Long-Lived Assets. On January 1, 2002, Doral Financial adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 and APB 30 and develops an accounting model for long-lived assets that are to be disposed of by sale. Doral Financial's adoption of this statement did not have any effect on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding market risk to which the Company is exposed, see the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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

         Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Stockholders Meeting of Doral Financial Corporation was held on April 17, 2002. A quorum was obtained with 44,397,372 shares represented in person or by proxy, which represented approximately 92.8% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., John L. Ernst, Efraim Kier, A Brean Murray and Harold D. Vicente, were reelected for additional one-year terms. The ratification of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2002 was also approved at the Annual Meeting. The results of the voting on each of the proposals is set forth below:

Proposal 1:  Election of Directors:

          NOMINEES FOR                                                                  VOTES
         ONE-YEAR TERM                                   VOTES FOR                    WITHHELD
         -------------                                   ---------                    --------
         Salomon Levis                                  35,407,931                   8,989,441

         Richard F. Bonini                              35,586,311                   8,811,061

         Edgar M. Cullman, Jr.                          43,331,527                   1,065,845

         John L. Ernst                                  43,444,032                     953,340

         Efraim Kier                                    43,575,832                     821,540

         Zoila Levis                                    35,285,286                   9,112,086

         A. Brean Murray                                43,334,060                   1,093,432

         Harold D. Vicente                              43,334,060                   1,063,312

Proposal 2: Ratification of the Appointment of PricewaterhouseCoopers LLP as Doral Financial's Independent Accountants for 2002:


         For:                                          44,092,420
         Against:                                         288,378
         Abstain:                                          16,574
         Broker Non-Votes:                                      0

ITEM 5 - OTHER INFORMATION

         On April 10, 2002, Doral Financial closed the sale of $30,000,000 of its 7.00% Senior Notes due 2012, $40,000,000 of its 7.10% Senior Notes due 2017 and $30,000,000 of its 7.15% Senior Notes due 2022. The notes were sold at a price to the public of 97.976% of the principal amount thereof, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $97,726,260.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 1.1 - Agency Agreement, dated as of April 5, 2002, between Doral Financial Corporation and Popular Securities, Inc.(1)

                  Exhibit 1.2 - Supplement to Agency Agreement, dated April 5, 2002, among Doral Financial Corporation, Popular Securities, Inc. and the Puerto Rico Conservation Trust Fund.(1)

                  Exhibit 4.16 - Form of 7.00% Senior Note due 2012.(1)

                  Exhibit 4.17 - Form of 7.10% Senior Note due 2017.(1)

                  Exhibit 4.18 - Form of 7.15% Senior Note due 2022.(1)

                  Exhibit 12(a) - Computation of Ratio of Earnings to Fixed Charges.

                  Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

-----------------

         (1) Incorporated by reference to same exhibit number from the Company's Current Report on Form 8-K dated April 10, 2002.

                  The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

         (b)      Reports on Form 8-K

                  (i) Current Report on Form 8-K, dated January 16, 2002, reporting under Item 5 Doral Financial's unaudited earnings for the quarter and year ended December 31, 2001.

                  (ii) Current Report on Form 8-K, dated April 10, 2002, reporting under Item 5 the closing of the issuance and sale of $100,000,000 of Doral Financial's Senior Notes.

                  (iii) Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              DORAL FINANCIAL CORPORATION
                                                       (Registrant)



Date: May 14, 2002                               /s/ Salomon Levis
                                          -----------------------------------
                                                     Salomon Levis
                                                 Chairman of the Board
                                              and Chief Executive Officer



Date: May 14, 2002                              /s/ Richard F. Bonini
                                          -----------------------------------
                                                   Richard F. Bonini
                                            Senior Executive Vice President
                                              and Chief Financial Officer



Date: May 14, 2002                               /s/ Ricardo Melendez
                                          -----------------------------------
                                                   Ricardo Melendez
                                                Senior Vice President
                                             Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                  DESCRIPTION
-------                                                 -----------
  1.1       --    Agency Agreement, dated as of April 5, 2002, between Doral Financial Corporation and Popular
                  Securities, Inc.(1)

  1.2       --    Supplement to Agency Agreement, dated April 5, 2002, among Doral Financial Corporation, Popular
                  Securities, Inc. and the Puerto Rico Conservation Trust Fund.(1)

  4.16      --    Form of 7.00% Senior Note due 2012.(1)

  4.17      --    Form of 7.10% Senior Note due 2017.(1)

  4.18      --    Form of 7.15% Senior Note due 2022.(1)

 12(a)      --    Computation of Ratio of Earnings to Fixed Charges.

 12(b)      --    Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

-----------------

(1) Incorporated by reference to same exhibit number from the Company's Current Report on Form 8-K dated April 10, 2002.