Form 10-Q
period 2002-06-30
DORAL FINANCIAL CORP
filed 2002-08-14
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-17224

DORAL FINANCIAL CORPORATION

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico	00920-2717

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code Former name, former address and Former fiscal year, if changed since last report	(787) 474-6700 1159 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717 (Former address)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X] NO [  ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 8, 2002: 47,946,034

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2002 and December 31, 2001	4
Consolidated Statements of Income (Unaudited) — Quarters ended June 30, 2002 and June 30, 2001 and six months ended June 30, 2002 and June 30, 2001	5
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Six months ended June 30, 2002 and June 30, 2001	6
Consolidated Statements of Comprehensive Income (Unaudited) — Quarters ended June 30, 2002 and June 30, 2001 and six months ended June 30, 2002 and June 30, 2001	7
Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2002 and June 30, 2001	8
Notes to Consolidated Financial Statements	9
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	46

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings	46
Item 2 — Changes in Securities	46
Item 3 — Defaults Upon Senior Securities	46
Item 4 — Submission of Matters to a Vote of Security Holders	47
Item 5 — Other Information	47
Item 6 — Exhibits and Reports on Form 8-K	48
SIGNATURES	49

FORWARD LOOKING STATEMENTS

     When used in this form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2002	2001

ASSETS
Cash and due from banks	$77,827	$45,970

Money market investments:
Securities purchased under agreements to resell	160,738	54,866
Time deposits with other banks	565,219	240,146
Other short term investments, at cost	416,101	253,403

Total money market investments	1,142,058	548,415

Pledged investment securities that can be re-pledged:
Trading securities, at fair value	726,761	756,499
Securities available for sale, at fair value	980,843	702,136
Securities held to maturity, at amortized cost	758,991	762,247

Total pledged investment securities	2,466,595	2,220,882

Other investment securities:
Trading securities, at fair value	344,081	236,829
Securities available for sale, at fair value	149,743	226,043
Securities held to maturity, at amortized cost	25,626	104,088
Federal Home Loan Bank of NY (FHLB) stock, at cost	70,526	56,095

Total other investment securities	589,976	623,055

Total investment securities and other instruments	3,056,571	2,843,937

Loans:
Mortgage loans held for sale, at lower of cost or market, net	2,109,772	1,947,494
Loans receivable, net of allowance for loan losses of $6,460 (2001 - $6,000)	720,349	644,113

Total loans	2,830,121	2,591,607

Receivables and mortgage servicing advances	47,104	43,725
Broker-dealer’s operations receivable	394,782	274,422
Accrued interest receivable	50,914	47,039
Servicing assets, net	158,578	154,340
Premises and equipment, net	112,430	99,935
Real estate held for sale, net	9,465	8,414
Other assets	41,593	36,479

Total assets	$7,921,443	$6,694,283

LIABILITIES
Securities sold under agreements to repurchase	$2,901,783	$2,573,772
Loans payable	197,611	161,101
Deposits	2,116,108	1,669,909
Notes payable	557,174	459,543
Advances from FHLB	961,500	687,500
Broker-dealer’s operations payable	103,015	245,573
Accrued expenses and other liabilities	142,685	134,765

Total liabilities	6,979,876	5,932,163

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock ($1 par value, 10,000,000 shares authorized; 7,635,000 and 3,495,000 shares issued and outstanding in 2002 and 2001, respectively) at aggregate liquidation preference value	228,250	124,750
Common stock, $1 par value, 200,000,000 shares authorized; 47,941,784 and 47,866,334 shares issued in 2002 and 2001, respectively; 47,885,784 and 47,810,334 shares outstanding in 2002 and 2001, respectively	47,942	47,866
Paid-in capital	214,934	217,594
Legal surplus	8,423	8,423
Retained earnings	454,764	375,855
Accumulated other comprehensive loss, net of income tax benefit of $2,258 (2001 - $509)	(12,690)	(12,312)
Treasury stock at par value, 56,000 shares held	(56)	(56)

Total stockholders’ equity	941,567	762,120

Total liabilities and stockholders’ equity	$7,921,443	$6,694,283

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

Interest income:
Loans	$49,393	$39,108	$96,516	$74,932
Mortgage-backed securities	32,324	23,999	60,972	44,403
Investment securities	19,402	16,819	38,221	40,067
Other interest-earning assets	4,211	5,825	6,704	12,492

Total interest income	105,330	85,751	202,413	171,894

Interest expense:
Loans payable	1,428	4,220	2,758	9,823
Securities sold under agreements to repurchase	26,432	30,212	51,917	63,416
Deposits	18,773	17,782	35,464	35,666
Other borrowed funds	21,020	16,911	38,711	32,644

Total interest expense	67,653	69,125	128,850	141,549

Net interest income	37,677	16,626	73,563	30,345
Provision for loan losses	989	981	1,737	2,067

Net interest income after provision for loan losses	36,688	15,645	71,826	28,278

Non-interest income:
Net gain on mortgage loan sales and fees	58,247	45,462	104,237	91,357
Trading activities	(6,629)	(4,048)	(11,699)	(14,870)
Gain (loss) on sale of investment securities	3,198	(628)	5,990	2,215
Servicing (loss) income, net of amortization of $10,511 - 2002 and $5,258 - 2001 for the quarter, $17,784 - 2002 and $10,010 - 2001 for the six months	(2,100)	2,251	(714)	4,494
Commissions, fees and other income	5,043	4,391	9,554	7,887

Total non-interest income	57,759	47,428	107,368	91,083

Non-interest expense:
Compensation and benefits	13,698	12,506	26,549	23,608
Taxes, other than payroll and income taxes	1,190	1,121	2,239	2,217
Advertising	2,780	2,653	5,211	4,458
Professional services	1,758	1,457	3,471	2,830
Communication and information systems	3,110	2,560	5,854	4,743
Occupancy and other office expenses	5,141	4,379	9,625	8,124
Depreciation and amortization	2,860	2,552	5,429	4,744
Other	3,463	1,026	6,250	1,926

Total non-interest expense	34,000	28,254	64,628	52,650

Income before income taxes and cumulative effect of change in accounting principle	60,447	34,819	114,566	66,711
Income taxes	8,460	4,224	16,039	8,053

Income before cumulative effect of change in accounting principle	51,987	30,595	98,527	58,658
Cumulative effect of change in accounting principle, net of tax	—	—	—	5,929

Net income	$51,987	$30,595	$98,527	$64,587

Net income available to common shareholders	$49,073	$28,243	$93,261	$59,883

Earnings per common share:
Basic:
Income before cumulative effect of change in accounting principle	$1.03	$0.66	$1.95	$1.27
Cumulative effect of change in accounting principle	—	—	—	0.14

Net income	$1.03	$0.66	$1.95	$1.41

Diluted:
Income before cumulative effect of change in accounting principle	$1.01	$0.65	$1.92	$1.25
Cumulative effect of change in accounting principle	—	—	—	0.13

Net income	$1.01	$0.65	$1.92	$1.38

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,

	2002	2001

PREFERRED STOCK:
Balance at beginning of period	$124,750	$124,750
Shares issued (7.25% noncumulative monthly income, Series C)	103,500	—

Balance at end of period	228,250	124,750

COMMON STOCK:
Balance at beginning of period	47,866	42,449
Shares issued under stock option plan	76	329

Balance at end of period	47,942	42,778

PAID-IN CAPITAL:
Balance at beginning of period	217,594	64,319
Issuance cost of preferred stock	(3,485)	—
Common shares issued under stock option plan	825	4,341

Balance at end of period	214,934	68,660

LEGAL SURPLUS:	8,423	5,982

RETAINED EARNINGS:
Balance at beginning of period	375,855	265,396
Net income	98,527	64,587
Cash dividends declared on common stock	(14,352)	(9,590)
Cash dividends declared on preferred stock	(5,266)	(4,704)

Balance at end of period	454,764	315,689

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME NET OF TAXES:
Balance at beginning of period	(12,312)	2,870
Net loss in the fair value of investment securities available for sale, net of deferred taxes	(378)	(16,892)

Balance at end of period	(12,690)	(14,022)

TREASURY STOCK AT COST:	(56)	(56)

Total stockholders’ equity	$941,567	$543,781

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

				SIX MONTH
	QUARTER ENDED			PERIOD ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Net income	$51,987	$30,595	$98,527	$64,587

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities arising during the period (net of taxes of $4.2 million - 2002 and $233 - 2001 for the quarter, and $433 - 2002 and $387 - 2001 for the six months)	21,884	(10,254)	(6,055)	(17,712)

Amortization of unrealized losses on securities reclassified to held to maturity (net of taxes of $(94) - 2002 and $(13) - 2001 for the quarter, and $(203) - 2002 and $(43) - 2001 for the six months)	282	89	610	300

Reclassification adjustment for losses (gains) included in net income (net of taxes of $342 - 2002 and $150 - 2001 for the quarter, and $3.2 million - 2002 and $154 - 2001 for the six months)	(535)	1,045	5,067	(1,080)

Other comprehensive income (loss) before cumulative effect of change in accounting principle	21,631	(9,120)	(378)	(18,492)

Cumulative effect of change in accounting principle, net of taxes	—	—	—	1,600

Other comprehensive income (loss)	21,631	(9,120)	(378)	(16,892)

Comprehensive income, net of taxes	$73,618	$21,475	$98,149	$47,695

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	SIX MONTH PERIOD
	ENDED JUNE 30,

	2002	2001

Cash flows from operating activities:
Net income	$98,527	$64,587

Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	(5,929)
Depreciation and amortization	5,429	4,744
Amortization of interest-only strips	22,975	12,799
Amortization of servicing assets	17,784	10,010
Deferred tax provision	2,369	2,479
Provision for loan losses	1,737	2,067
Provision for losses on real estate held for sale	891	270
Origination and purchases of mortgage loans held for sale	(2,143,847)	(1,778,873)
Principal repayment and sales of mortgage loans held for sale	944,114	667,403
Purchases of securities held for trading	(2,489,110)	(1,720,823)
Principal repayments and sales of trading securities	2,984,658	2,371,406
Increase in interest only strips, net	(101,336)	(58,039)
Increase in servicing assets	(22,022)	(22,898)
(Increase) decrease in receivables and mortgage servicing advances	(3,379)	2,547
(Increase) decrease in broker dealer’s operations receivable	(120,360)	15,218
(Increase) decrease in accrued interest receivable	(3,875)	251
Decrease in payable related to short sales	(20,485)	(49,363)
Increase (decrease) in interest payable	4,396	(6,094)
Decrease in broker dealer’s operations payable	(142,558)	(15,481)
(Decrease) increase in accrued expenses and other liabilities	(1,344)	10,068
Increase in other assets	(5,114)	(4,688)

Total adjustments	(1,069,077)	(562,926)

Net cash used in operating activities	(970,550)	(498,339)

Cash flows from investing activities:
Purchase of securities held to maturity	(41,306)	(239,637)
Principal repayments and maturities of securities held to maturity	123,024	657,057
Origination of loans receivable	(301,589)	(189,933)
Principal repayments of loans receivable	224,329	55,258
Purchases of securities available for sale	(1,984,698)	(1,450,766)
Proceeds from sales of securities available for sale	2,310,328	1,076,777
Principal repayments of securities available for sale	12,456	304,382
Purchase of FHLB stock	(14,431)	(7,545)
Purchase of premises and equipment	(17,924)	(20,234)
Proceeds from sales of real estate held for sale	1,727	2,061

Net cash provided by investing activities	311,916	187,420

Cash flows from financing activities:
Increase in deposits	446,199	190,421
Increase in securities sold under agreements to repurchase	328,011	225,790
Increase (decrease) in loans payable	56,995	(81,950)
Issuance of common stock, net	901	4,670
Issuance of preferred stock, net	100,015	—
Increase in FHLB advances	274,000	98,500
Increase in notes payable	97,631	35,126
Dividends declared and paid	(19,618)	(14,294)

Net cash provided by financing activities	1,284,134	458,263

Net increase in cash and cash equivalents	625,500	147,344
Cash and cash equivalents at beginning of period	594,385	428,319

Cash and cash equivalents at the end of period	$1,219,885	$575,663

Cash and cash equivalent includes:
Cash and due from banks	$77,827	$47,468
Money market investments	1,142,058	528,195

	$1,219,885	$575,663

Supplemental schedule of non-cash activities:
Loan securitizations	$1,033,074	$532,602

Reclassification of investments held to maturity to available for sale category	$—	$110,000

Reclassification of investments held to maturity to trading category	$—	$130,000

Supplemental cash flows information:
Cash used to pay interest	$121,245	$147,643

Cash used to pay income taxes	$13,406	$3,740

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Investment Mortgage Bankers, Inc. (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc., Doral International, Inc., Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report for the year ended December 31, 2001, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods have been reflected.

b.	The results of operations for the quarter and six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

c.	Cash dividends per share paid for the quarter and six month periods ended June 30, 2002 and 2001 were as follows:

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

7% Noncumulative Monthly Income Preferred Stock	$0.88	$0.88	$1.76	$1.76
8.35% Noncumulative Monthly Income Preferred Stock	$0.52	$0.52	$1.04	$1.04
7.25% Noncumulative Monthly Income Preferred Stock	$0.16	—	$0.16	—
Common Stock	$0.15	$0.13	$0.30	$0.23

d.	At June 30, 2002, escrow funds include approximately $117.3 million deposited with Doral Bank PR. These funds are included in the Company’s financial statements. Escrow funds also include approximately $19.6 million deposited with other banks which are excluded from the Company’s assets and liabilities.

e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002:
(Dollars in thousands, except for per share data)

		WEIGHTED
		AVERAGE
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$98,527
Less: Preferred stock dividend	5,266

Basic EPS
Net income available to common shareholders	$93,261	47,836,799	$1.95

Diluted EPS
Net income available to common shareholders	$93,261	47,836,799
Effect of dilutive securities
Incremental shares issuable upon exercise of stock options*		736,709

Net income available to common shareholders	$93,261	48,573,508	$1.92

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001:
(Dollars in thousands, except for per share data)

		WEIGHTED
		AVERAGE
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Income before cumulative gain effect of change in accounting principle	$58,658
Less: Preferred stock dividend	(4,704)

Basic EPS
Income available to common shareholders before cumulative gain effect of change in accounting principle	$53,954	42,604,121	$1.27

Cumulative gain effect of change in accounting principle, net of tax	5,929	42,604,121	0.14

Net income	$59,883	42,604,121	$1.41

Diluted EPS
Income available to common shareholders before cumulative gain effect of change in accounting principle	$53,954	42,604,121
Effect of dilutive securities:
Incremental shares issuable upon exercise of stock options*		671,908

Income available to common shareholders before cumulative gain effect of change in accounting principle	$53,954	43,276,029	$1.25

Cumulative gain effect of change in accounting principle, net of tax	5,929	43,276,029	0.13

Net income	$59,883	43,276,029	$1.38

*	For the six month period ended June 30, 2001, all stock options outstanding during the period were included in the computation of weighted average outstanding shares. For the six month period ended June 30, 2002, 785,000 stock options, granted in March 2002, were excluded from the computation of weighted average outstanding shares because they were antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold.

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

Employee costs, gross	$21,545	$19,593	$42,076	$36,638
Deferred costs pursuant to SFAS No. 91	(7,847)	(7,087)	(15,527)	(13,030)

Employee cost, net	$13,698	$12,506	$26,549	$23,608

Other expenses, gross	$6,043	$3,511	$10,759	$6,451
Deferred costs pursuant to SFAS No. 91	(2,580)	(2,485)	(4,509)	(4,525)

Other expenses, net	$3,463	$1,026	$6,250	$1,926

g.	Segment information

The Company operates in four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), securities broker-dealer operations and insurance sales activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.

The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present net interest income, non-interest income, net income and identifiable assets for the Company’s Puerto Rico and mainland U.S. operations as well as for each of the Company’s reportable segments for the periods presented.

(In thousands)

		Mainland
	Puerto Rico	US	Eliminations	Totals

	QUARTER ENDED JUNE 30, 2002

Net interest income	$34,381	3,662	(366)	$37,677
Non-interest income	$59,659	871	(2,771)	$57,759
Net income	$53,774	1,350	(3,137)	$51,987
Identifiable assets	$7,650,440	401,451	(130,448)	$7,921,443

	QUARTER ENDED JUNE 30, 2001

Net interest income	$15,381	1,427	(182)	$16,626
Non-interest income	$47,012	416	—	$47,428
Net income	$30,638	139	(182)	$30,595
Identifiable assets	$5,735,986	209,902	(35,974)	$5,909,914

(In thousands)

Mainland
Puerto Rico	US	Eliminations	Totals

	SIX MONTH PERIOD ENDED JUNE 30, 2002

Net interest income	$67,605	6,676	(718)	$73,563
Non-interest income	$108,918	1,221	(2,771)	$107,368
Net income	$99,856	2,160	(3,489)	$98,527
Identifiable assets	$7,650,440	401,451	(130,448)	$7,921,443

	SIX MONTH PERIOD ENDED JUNE 30, 2001

Net interest income	$27,828	2,699	(182)	$30,345
Non-interest income	$90,235	848	—	$91,083
Net income	$64,314	455	(182)	$64,587
Identifiable assets	$5,735,986	209,902	(35,974)	$5,909,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage		Broker	Insurance
	Banking	Banking	Dealer	Agency	Eliminations	Totals

	QUARTER ENDED JUNE 30, 2002

Net interest income	$12,950	23,023	592	269	843	$37,677
Non-interest income	$45,528	10,026	2,479	1,910	(2,184)	$57,759
Net income	$34,633	15,950	1,428	1,302	(1,326)	$51,987
Identifiable assets	$3,066,774	4,722,122	616,534	30,246	(514,233)	$7,921,443

	QUARTER ENDED JUNE 30, 2001

Net interest income	$4,741	11,575	615	—	(305)	$16,626
Non-interest income	$38,799	6,234	2,148	1,135	(888)	$47,428
Net income	$24,949	5,980	378	478	(1,190)	$30,595
Identifiable assets	$2,751,872	3,128,694	401,027	1,587	(373,266)	$5,909,914

(In thousands)

	Mortgage		Broker	Insurance
	Banking	Banking	Dealer	Agency	Eliminations	Totals

	SIX MONTH PERIOD ENDED JUNE 30, 2002

Net interest income	$25,341	46,651	1,227	579	(235)	$73,563
Non-interest income	$85,567	18,243	3,256	3,539	(3,237)	$107,368
Net income	$65,801	32,347	1,511	2,309	(3,441)	$98,527
Identifiable assets	$3,066,774	4,722,122	616,534	30,246	(514,233)	$7,921,443

	SIX MONTH PERIOD ENDED JUNE 30, 2001

Net interest income	$5,600	23,753	1,161	—	(169)	$30,345
Non-interest income	$71,911	14,832	4,042	1,733	(1,435)	$91,083
Net income	$48,718	16,014	632	825	(1,602)	$64,587
Identifiable assets	$2,751,872	3,128,694	401,027	1,587	(373,266)	$5,909,914

h.	The fair value of the Company’s trading securities and the fair values and carrying values of its securities classified as available for sale and held to maturity are shown below by category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The following table summarizes Doral Financial’s holdings of trading securities as of June 30, 2002 and December 31, 2001.

TRADING SECURITIES	JUNE 30,	DECEMBER 31,
(IN THOUSANDS)	2002	2001

Mortgage-backed securities	$748,175	$740,797
Interest-only strips	311,246	236,468
Puerto Rico government and agencies	4,575	4,728
Derivatives	397	4,739
Other	6,449	6,596

Total	$1,070,842	$993,328

2.	The following tables summarize amortized costs, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of available for sale securities as of June 30, 2002 and December 31, 2001.

Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2002
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES GNMA
Due over ten years	$276,400	$2,434	$455	$278,379	6.03%
FHLMC AND FNMA
Due over ten years	256,172	1,410	784	256,798	6.36%

DEBT SECURITIES
FHLB NOTES
Due over ten years	45,000	—	169	44,831	6.75%
US TREASURY
Due from one to five years	62,684	1,169	—	63,853	3.50%
Due from five to ten years	100,987	3	490	100,500	4.88%
Due over ten years	397,678	—	11,453	386,225	5.37%

	$1,138,921	$5,016	$13,351	$1,130,586	5.66%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2001
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES GNMA
Due from one to five years	$1,712	$12	$—	$1,724	4.50%
Due over ten years	60,069	136	1,064	59,141	6.38%
FHLMC AND FNMA
Due over ten years	424,990	712	4,733	420,969	6.31%

DEBT SECURITIES FHLB NOTES
Due over ten years	45,000	675	—	45,675	6.75%
FHLMC ZERO COUPON
Due over ten years	62,061	39	—	62,100	7.65%
US TREASURY
Due from five to ten years	49,520	—	145	49,375	5.00%
Due over ten years	294,040	85	4,930	289,195	5.37%

	$937,392	$1,659	$10,872	$928,179	6.06%

3.	The following tables summarize amortized costs, unrealized gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of June 30, 2002 and December 31, 2001.

Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF JUNE 30, 2002
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES GNMA
Due from five to ten years	$2,567	$79	$—	$2,646	6.76%
Due over ten years	12,703	468	—	13,171	6.98%

CMO CERTIFICATES
Due from one to five years	3,255	—	8	3,247	6.12%
Due from five to ten years	1,488	—	8	1,480	6.37%
Due over ten years	82,018	260	1,389	80,889	5.93%

DEBT SECURITIES
FHLB NOTES
Due from five to ten years	5,000	50	—	5,050	7.89%
Due over ten years	232,324	3,575	1,000	234,899	6.34%
FHLB ZERO COUPON
Due over ten years	332,477	2,811	—	335,288	7.16%
FHLMC ZERO COUPON
Due over ten years	30,003	12,860	—	42,863	8.00%
PR HOUSING BANK
Due from five to ten years	5,000	—	37	4,963	6.00%
Due over ten years	3,305	—	—	3,305	6.20%
U.S. TREASURY
Due over ten years	61,083	1,061	1,709	60,435	5.36%
P.R. ECONOMIC DEVELOPMENT
BANK NOTES
Due within a year	2,000	—	—	2,000	6.60%
OTHER
Due from one to five years	5,205	2	—	5,207	3.74%
Due from five to ten years	4,189	12	—	4,201	5.52%
Due over ten years	2,000	20	—	2,020	7.00%

	$784,617	$21,198	$4,151	$801,664	6.63%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2001
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$2,878	$52	$—	$2,930	6.75%
Due over ten years	15,429	368	—	15,797	6.99%
CMO CERTIFICATES
Due from one to five years	3,139	—	15	3,124	6.08%
Due from five to ten years	1,836	—	9	1,827	6.50%
Due over ten years	100,936	420	1,598	99,758	5.89%

DEBT SECURITIES
FHLB NOTES
Due from five to ten years	5,000	100	—	5,100	7.89%
Due over ten years	336,492	10,202	—	346,694	6.46%
FHLB ZERO COUPON
Due over ten years	320,862	—	10,816	310,046	7.16%
PR HOUSING BANK
Due from five to ten years	5,000	—	—	5,000	6.00%
Due over ten years	3,305	17	—	3,322	6.20%
US TREASURY
Due over ten years	61,088	1,084	1,764	60,408	5.36%
P.R. ECONOMIC DEVELOPMENT BANK NOTES
Due from one to five years	2,000	10	—	2,010	6.60%
OTHER
Due from one to five years	5,025	—	—	5,025	4.09%
Due from five to ten years	1,345	10	—	1,355	6.68%
Due over ten years	2,000	15	—	2,015	7.00%

	$866,335	$12,278	$14,202	$864,411	6.58%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE
(In thousands)	JUNE 30, 2002	DECEMBER 31, 2001

Conventional single family residential loans	$1,747,557	$1,530,601
FHA/VA loans	100,080	98,207
Mortgage loans on residential multifamily	100,141	178,372
Construction and commercial real estate loans	161,859	140,169
Consumer loans secured by mortgages	135	145

	$2,109,772	$1,947,494

j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET
(Dollars in thousands)	JUNE 30, 2002		DECEMBER 31, 2001

	AMOUNT	PERCENT	AMOUNT	PERCENT

Construction loans	$413,814	55%	$368,961	55%
Residential mortgage loans	59,024	8%	63,546	9%
Commercial real estate	63,716	9%	72,397	11%
Consumer— secured by real estate	696	0%	870	0%
Consumer— other	53,952	7%	39,109	6%
Commercial non-real estate	77,015	10%	67,891	10%
Loans on saving deposits	9,076	1%	10,523	2%
Land secured	76,789	10%	46,602	7%

Loans receivable, gross	754,082	100%	669,899	100%

Less:
Undisbursed portion of loans in process	(8,169)		(10,302)
Unearned interest and deferred loan fees, net	(19,104)		(9,484)
Allowance for loan losses(1)	(6,460)		(6,000)

	(33,733)		(25,786)

Loans receivable, net	$720,349		$644,113

(1)	Does not include $7.0 million and $6.5 million of allowance for loan losses allocated to mortgage loans held for sale as of June 30, 2002 and December 31, 2001, respectively.

k.	Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority. The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which became the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building and underlying real property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

l.	Adoption of SFAS 133

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (referred to hereafter as “SFAS No. 133”), on January 1, 2001.

As part of the implementation of SFAS No. 133, the Company reclassified $110 million of its held to maturity securities as available for sale and $130 million as trading securities. As a result of this reclassification, the Company recognized a gain of $1.6 million (net of tax) in other comprehensive income and a gain of $5.9 million (net of tax) in the income statement as cumulative effect of a change in accounting principle. Under the provisions of SFAS No. 133, such a reclassification does not call into question the Company’s intent to hold current or future debt securities until their maturity.

At June 30, 2002, December 31, 2001 and June 30, 2001, none of the Company’s derivatives were designated as hedges. Accordingly, such derivatives are carried at fair values with changes therein reflected in earnings for the period.

In connection with the adoption of the SFAS No. 133, the Company also recognized in earnings the fair value of $100 million of interest rate swaps previously excluded from the financial statements, valued at an after tax loss of $196,000.

m.	At June 30, 2002 and December 31, 2001, money market investments include $386.1 million and $273.5 million, respectively, of pledged money market investments.

n.	Certain amounts reflected in the 2001 Consolidated Financial Statements have been reclassified to conform to the presentation for 2002.

o.	Subsequent Event

On August 9, 2002, Doral Financial announced that the Company’s Board of Directors had declared a three-for-two stock split on the Company’s common stock. The stock split will be effected in the form of a stock dividend of one additional share of common stock to be issued on September 14, 2002, for every two shares of common stock held of record on August 30, 2002. Fractional shares will be settled in cash on the basis of the average of the high and low sales price of the common stock on August 30, 2002. Set forth below are Doral Financial’s pro-forma per share data giving retroactive effect to the three-for-two stock split in the form of a stock dividend announced:

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

Earnings per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.68	$0.44	$1.30	$0.84
Cumulative effect of change in accounting principle	—	—	—	0.10

Net income	$0.68	$0.44	$1.30	$0.94

Diluted:
Income before cumulative effect of change in accounting principle	$0.67	$0.43	$1.28	$0.83
Cumulative effect of change in accounting principle	—	—	—	0.09

Net income	$0.67	$0.43	$1.28	$0.92

Book value per common share	$9.93	$6.54	$9.93	$6.54
Weighted average shares outstanding:
Basic	71,785,107	64,024,338	71,755,199	63,906,182
Diluted	72,881,694	65,076,249	72,860,262	64,914,044
Shares outstanding at end of period	71,828,676	64,082,901	71,828,676	64,082,901

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, banking (including thrift operations), investment banking and broker-dealer operations and insurance sales activities. Doral Financial’s mortgage banking activities (its “mortgage banking business”), include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and the origination of construction loans and mortgage loans secured by income producing real estate and land.

     Doral Financial is currently in its 30th year of operations. Doral Financial is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased by Doral Financial during the quarters ended June 30, 2002 and 2001 was approximately $1.3 billion and $1.1 billion, respectively. For the six month periods ended June 30, 2002 and 2001, the volume of loans originated and purchased was approximately $2.4 billion and $2.0 billion, respectively. Doral Financial’s mortgage servicing portfolio increased to approximately $10.7 billion as of June 30, 2002, from $9.4 billion as of June 30, 2001. Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and purchases of mortgage loans on a servicing released basis.

     Doral Financial maintains a substantial portfolio of mortgage-backed securities. At June 30, 2002, Doral Financial held securities for trading with a fair market value of $1.1 billion, approximately $696.2 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in operations as part of trading activities.

     As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of June 30, 2002, Doral Financial held approximately $784.6 million in securities and other investments that are classified as held to maturity. As of June 30, 2002, Doral Financial also held $1.1 billion of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders’ equity and reported as “Accumulated other comprehensive loss, net of income tax,” in Doral Financial’s consolidated financial statements.

     For the quarters ended June 30, 2002 and 2001, Doral Financial’s banking subsidiaries contributed approximately $16.0 million and $6.0 million, or 31% and 20%, respectively, to the Company’s consolidated net income. For the first half of 2002 and 2001, Doral Financial’s banking subsidiaries contributed approximately $32.3 million and $16.0 million or 33% and 25% respectively, to Doral Financial’s consolidated net income.

     The Company’s broker-dealer operation is conducted through Doral Securities, a NASD member subsidiary that provides institutional brokerage, financial advisory and investment banking services in Puerto Rico. For the quarters ended June 30, 2002 and 2001, Doral Securities had net income of approximately $1.4 million and $378,000, respectively. For the six month periods ended June 30, 2002 and 2001, Doral Securities’ net income was approximately $1.5 million and $632,000, respectively.

     Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Agency. For the quarters ended June 30, 2002 and 2001, Doral Agency’s net income was approximately $1.3 million and $478,000, respectively. For the six month periods ended June 30, 2002 and 2001, Doral Agency’s net income was approximately $2.3 million and $825,000, respectively.

     For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial’s mortgage banking, banking, broker-dealer and insurance agency activities segments, please refer to note “g” of the accompanying Consolidated Financial Statements.

     Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial’s principal mortgage units, is organized as an operating division within the parent company. As of June 30, 2002, Doral Financial had assets of $3.1 billion at the parent company level.

     For a discussion regarding Doral Financial’s critical accounting policies please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Doral Financial’s results of operations are mainly the result of: (1) its level of loan production; (2) the behavior of its mortgage loan servicing assets; (3) the relationship between interest rates on its interest-bearing assets and its costs of funds; (4) the credit losses related to loan activities; and (5) its ability to manage its liquidity demands and capital resources. These factors are, in turn, primarily influenced by: (a) the level and direction of interest rates; (b) the level of demand for mortgage credit; and (c) the strength of the economy and housing market in Puerto Rico, Doral Financial’s principal market.

     The components of Doral Financial’s revenues are: (i) net interest income; (ii) net gains on mortgage loan sales and fees; (iii) servicing income; (iv) trading activities; (v) gain on sale of investment securities; and (vi) commissions, fees and other income.

NET INCOME

     Doral Financial’s net income for the quarter ended June 30, 2002 was $52.0 million, an increase of $21.4 million, or 70%, from $30.6 million for the 2001 period. For the first half of 2002 and 2001, the Company’s net income amounted to $98.5 million and $64.6 million respectively, an increase of 52%. The increase for the first half of 2002 was $39.8 million or 68% when compared to income before the cumulative gain-effect of a change in accounting principle of $58.7 million for the first half of 2001. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s banking units, which contributed approximately $32.3 million to Doral Financial’s consolidated net income for the six months ended June 30, 2002, compared to $16.0 million for the respective 2001 period. Doral Securities, Doral Financial’s investment banking and broker-dealer unit, contributed $1.5 million to consolidated net income for the six months ended June 30, 2002, compared to approximately $632,000 for the respective 2001 period. Doral Agency, Doral Financial’s insurance agency, contributed $2.3 million to consolidated net income for the six months ended June 30, 2002 compared to approximately $825,000 for the respective 2001 period. Diluted earnings per common share for the second quarter of 2002 were $1.01, an increase of 55% over the $0.65 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the six months ended June 30, 2002 were $1.92, an increase of 54% over the $1.25 per diluted share before the cumulative effect of a change in accounting principle recorded for the same period a year ago.

     Net Interest Income

     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

     Net interest income for the second quarter of 2002 and 2001 was $37.7 million and $16.6 million, respectively, an increase of 127%. For the first half of 2002 and 2001 net interest income amounted to $73.6 million and $30.3 million, respectively, an increase of 143%. The increase in net interest income for the second quarter and first half of 2002, compared to the respective 2001 periods, was principally due to the combined effect of an increase in Doral

Financial’s net interest-earning assets and increases in Doral Financial’s net interest spread and margin resulting from the reduction of borrowing costs experienced during the periods.

     The Company’s banking subsidiaries contributed approximately $23.0 million to the consolidated net interest income for the second quarter of 2002, compared to $11.6 million for the second quarter of 2001. During the first half of 2002, the Company’s banking subsidiaries contributed approximately $46.7 million to the consolidated net interest income, compared to $23.8 million for the first half of 2001.

     The following tables present, for the periods indicated, Doral Financial’s average balance sheet, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. All average balances are based on the average daily balances.

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED JUNE 30,

	2002			2001

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-Earning Assets:
Total Loans(1)	$2,844,485	$49,393	6.96%	$2,095,485	$39,108	7.47%
Mortgage-Backed Securities(2)	1,843,560	32,324	7.03%	1,557,727	23,999	6.16%
Investment Securities	1,288,251	19,402	6.04%	1,016,919	16,819	6.62%
Other Interest-Earning Assets(3)	1,014,994	4,211	1.66%	571,766	5,825	4.08%

Total Interest-Earning Assets/Interest Income	6,991,290	$105,330	6.04%	5,241,897	$85,751	6.54%

Total Non-Interest-Earning Assets	602,753			583,093

Total Assets	$7,594,043			$5,824,990

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Loans Payable	$203,037	$1,428	2.82%	$296,774	$4,220	5.69%
Repurchase Agreements	2,835,685	26,432	3.74%	2,426,667	30,212	4.98%
Deposits	2,055,574	18,773	3.66%	1,404,470	17,782	5.06%
Other Borrowed Funds(4)	1,420,587	21,020	5.93%	1,021,423	16,911	6.62%

Total Interest-Bearing Liabilities/ Interest Expense	6,514,883	$67,653	4.17%	5,149,334	$69,125	5.37%

Total Non-Interest-Bearing Liabilities	241,870			131,553

Total Liabilities	6,756,753			5,280,887
Stockholders’ Equity	837,290			544,103

Total Liabilities and Stockholders’ Equity	$7,594,043			$5,824,990

Net Interest-Earning Assets	$476,407			$92,563
Net Interest Income		$37,677			$16,626
Interest Rate Spread(5)			1.87%			1.17%
Interest Rate Margin(5)			2.16%			1.27%
Net Interest-Earning Assets Ratio			107.31%			101.80%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Includes average balance and interest income of interest-only strips.

(3)	Consist of money market instruments, reverse repurchase agreements and deposits in other banks.

(4)	Consist of advances from FHLB-NY and notes payable.

(5)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest- bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD ENDED JUNE 30,

	2002			2001

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-Earning Assets:
Total Loans(1)	$2,793,557	$96,516	6.97%	$1,977,725	$74,932	7.58%
Mortgage-Backed Securities(2)	1,721,222	60,972	7.14%	1,381,918	44,403	6.43%
Investment Securities	1,229,435	38,221	6.27%	1,185,829	40,067	6.76%
Other Interest-Earning Assets(3)	832,029	6,704	1.62%	497,898	12,492	5.02%

Total Interest-Earning Assets/Interest Income	6,576,243	$202,413	6.21%	5,043,370	$171,894	6.82%

Total Non-Interest-Earning Assets	577,866			657,541

Total Assets	$7,154,109			$5,700,911

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Loans Payable	$186,576	$2,758	2.98%	$301,993	$9,823	6.51%
Repurchase Agreements	2,689,501	51,917	3.89%	2,315,883	63,416	5.48%
Deposits	1,914,205	35,464	3.74%	1,375,154	35,666	5.18%
Other Borrowed Funds(4)	1,329,607	38,711	5.87%	983,066	32,644	6.64%

Total Interest-Bearing Liabilities/ Interest Expense	6,119,889	$128,850	4.25%	4,976,096	$141,549	5.69%

Total Non-Interest-Bearing Liabilities	227,617			191,427

Total Liabilities	6,347,506			5,167,523
Stockholders’ Equity	806,603			533,388

Total Liabilities and Stockholders’ Equity	$7,154,109			$5,700,911

Net Interest-Earning Assets	$456,354			$67,274
Net Interest Income		$73,563			$30,345
Interest Rate Spread(5)			1.96%			1.13%
Interest Rate Margin(5)			2.26%			1.20%
Net Interest-Earning Assets Ratio			107.46%			101.35%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Includes average balance and interest income of interest-only strips.

(3)	Consist of money market instruments, reverse repurchase agreements and deposits in other banks.

(4)	Consist of advances from FHLB-NY and notes payable.

(5)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest- bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

     The following tables describe the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial’s interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE C

NET INTEREST INCOME VARIANCE ANALYSIS	QUARTER ENDED
(IN THOUSANDS)	JUNE 30,

	2002 COMPARED TO 2001
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
TOTAL LOANS	$13,988	$(3,703)	$10,285
MORTGAGE-BACKED SECURITIES	4,402	3,923	8,325
INVESTMENT SECURITIES	4,491	(1,908)	2,583
OTHER INTEREST EARNING ASSETS	4,521	(6,135)	(1,614)

TOTAL INTEREST INCOME VARIANCE	27,402	(7,823)	19,579

INTEREST EXPENSE VARIANCE
LOANS PAYABLE	(1,333)	(1,459)	(2,792)
REPURCHASE AGREEMENTS	5,092	(8,872)	(3,780)
DEPOSITS	8,236	(7,245)	991
OTHER BORROWED FUNDS	6,606	(2,497)	4,109

TOTAL INTEREST EXPENSE VARIANCE	18,601	(20,073)	(1,472)

NET INTEREST INCOME VARIANCE	$8,801	$12,250	$21,051

TABLE D

NET INTEREST INCOME VARIANCE ANALYSIS	SIX MONTH PERIOD ENDED
(IN THOUSANDS)	JUNE 30,

	2002 COMPARED TO 2001
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
TOTAL LOANS	$30,920	$(9,336)	$21,584
MORTGAGE-BACKED SECURITIES	10,909	5,660	16,569
INVESTMENT SECURITIES	1,474	(3,320)	(1,846)
OTHER INTEREST EARNING ASSETS	8,387	(14,175)	(5,788)

TOTAL INTEREST INCOME VARIANCE	51,690	(21,171)	30,519

INTEREST EXPENSE VARIANCE
LOANS PAYABLE	(3,757)	(3,308)	(7,065)
REPURCHASE AGREEMENTS	10,237	(21,736)	(11,499)
DEPOSITS	13,961	(14,163)	(202)
OTHER BORROWED FUNDS	11,505	(5,438)	6,067

TOTAL INTEREST EXPENSE VARIANCE	31,946	(44,645)	(12,699)

NET INTEREST INCOME VARIANCE	$19,744	$23,474	$43,218

     INTEREST INCOME

     Total interest income increased from approximately $85.8 million during the second quarter of 2001, to $105.3 million during the second quarter of 2002, an increase of 23%. For the six months ended June 30, 2002 interest income increased by approximately $30.5 million to $202.4 million compared to $171.9 million for the first six months of 2001. The increases in interest income during both periods are primarily related to the increase in Doral Financial’s total average interest-earning assets, which increased from $5.0 billion at June 30, 2001 to $6.6 billion at June 30, 2002.

     Interest income on loans increased by $10.3 million or 26% during the second quarter of 2002, compared to the respective 2001 period. For the first half of 2002, interest income on loans increased by $21.6 million or 29% as compared to the respective 2001 period. The increases during 2002 reflect an increase in the level of loans held by Doral Financial compared to 2001, due to the increased volume of loan originations and purchases.

     Interest income on mortgage-backed securities for the second quarter of 2002 increased by 35% compared to the respective 2001 period. For the quarters ended June 30, 2002 and 2001, interest income on mortgage-backed securities amounted to $32.3 million and $24.0 million, respectively. During the first half of 2002, interest income on mortgage-backed securities was $61.0 million, versus $44.4 million for the comparable 2001 period. The results for the 2002 periods reflect increased income received from tax-exempt Puerto Rico GNMA securities and increased holdings of U.S. FHLMC/FNMA mortgage-backed securities and IOs. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial’s international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes and are entitled to the portfolio interest deduction with respect to interest earned on these securities.

     Interest income on investment securities increased to $19.4 million during the second quarter of 2002, from $16.8 million for the respective 2001 period, an increase of 15%. The increase in interest income during the second quarter of 2002 was due to increases in investment securities held during the period. The average balance of investment securities was $1.3 billion for the quarter ended June 30, 2002, compared to $1.0 billion for the quarter ended June 30, 2001. For the first half of 2002, interest income on investment securities decreased by $1.8 million or 5%, as compared to the respective 2001 period. The decrease in interest income on investment securities during this period reflects the redemption prior to their stated maturity of a significant amount of callable debt securities.

     Interest income on other interest-earning assets decreased by $1.6 million or 28% during the second quarter ended June 30, 2002 as compared to the same quarter of 2001. Interest income on other interest-earning assets was $6.7 million for the six months ended June 30, 2002, as compared to $12.5 million for the comparable period of 2001. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The decrease from 2001 to 2002 was due primarily to reductions in short-term interest rates experienced during the second half of 2001.

     INTEREST EXPENSE

     Total interest expense decreased to $67.7 million during the second quarter of 2002, from $69.1 million for the respective 2001 period, a reduction of 2%. Total interest expense for the first half of 2002 was $128.9 million, compared to $141.5 million for the same period of 2001, a decrease of 9%. The decrease in interest expense for the 2002 periods was due to a decrease in the average cost of borrowings due to the declining interest rate environment that was partly offset by increased borrowings to finance Doral Financial’s loan production and investment activities. Average interest- bearing liabilities increased to $6.1 billion at an average cost of 4.25% for the six month period ended June 30, 2002, compared to $5.0 billion at an average cost of 5.69% for the six month period ended June 30, 2001.

     Interest expense related to loans payable decreased by $2.8 million or 66% during the second quarter of 2002 compared to the same period of 2001. For the first half of 2002 interest expense related to loans payable was $2.8 million, a decrease of 71% compared to $9.8 million for the same period of 2001. The decrease in interest expense on loans payable was principally due to the decrease in the average balance of loans payable outstanding from $302.0 million to $186.6 million for the six month period ended June 30, 2001 and June 30, 2002, respectively. The decrease in loans payable reflects Doral Financial’s use of alternate funding sources such as repurchase agreements and FHLB advances to fund its activities. The weighted-average interest rate cost for borrowings under Doral Financial’s loans payable was 5.82% and 5.69% for the second quarters of 2002 and 2001, respectively, and 2.98% and 6.51% for the six month periods then ended, respectively.

     Interest expense related to securities sold under agreements to repurchase decreased by $3.8 million or 13% during the second quarter of 2002 compared to the same period of 2001. During the first six months of 2002 interest expense related to securities sold under agreements to repurchase was $51.9 million versus $63.4 million for the corresponding 2001 period, a decrease of 18%. The decrease in interest expense on securities sold under agreements to repurchase during these periods reflected lower borrowing costs that were offset in part by increased borrowings to finance mortgage-backed securities and other investment securities. The weighted average interest rate cost of borrowings under repurchase agreements was 3.74% and 4.98% for the second quarter of 2002 and 2001, respectively, and 3.89% and 5.48% for the six month periods then ended, respectively.

     Interest expense on deposits increased by approximately $991,000, or 6%, for the second quarter of 2002 as compared to the respective 2001 period. The increase in interest expense on deposits reflects the increase in deposits held at Doral Financial’s banking subsidiaries. The average balance of deposits increased to $2.1 billion for the quarter ended June 30, 2002, from $1.4 billion for the second quarter of 2001. For the first half of 2002, interest expense on deposits was $35.5 million, a decrease of 1% as compared to $35.7 million recorded for the same period of 2001. This decrease is primarily related to a decrease in the average cost on deposits which offset the effect of the 39% increase in the average amount of deposits. The average balance of deposits was $1.9 billion for the six month period ended June 30, 2002, compared to $1.4 billion for the six month period ended June 30, 2001. The average interest cost on deposits was 3.66% and 3.74% respectively, for the quarter and six month period ended June 30, 2002, as compared to 5.06% and 5.18% for the respective 2001 periods.

     Interest expense on other borrowed funds was $21.0 million for the quarter ended June 30, 2002, as compared to $16.9 million for the same period a year ago, an increase of 24%. For the first six months of 2002, interest expense on other borrowed funds increased by 19% to $38.7 million from $32.6 million in 2001. The increase in interest expense on other borrowed funds is due to the increase in FHLB advances of $474.0 million from June 30, 2001 to June 30, 2002 and notes payable of $77.3 million from June 30, 2001 to June 30, 2002. For the second quarter and first half of 2002, the weighted average interest rate for other borrowed funds was 5.93% and 5.87%, respectively, compared to 6.62% and 6.64%, for the corresponding 2001 periods.

PROVISION FOR LOSSES

     The provision for loan losses relates to loans held by Doral Financial. The provision is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial’s loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value and equity of any underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Doral Financial made provisions to its allowance for loan losses of approximately $989,000 and $1.7 million respectively, for the quarter and six months periods ended June 30, 2002, as compared to approximately $981,000 and $2.1 million for the respective 2001 periods.

NON-INTEREST INCOME

     Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 28% during the second quarter of 2002 to $58.2 million, as compared to $45.5 million for the same period of 2001. For the six month periods ended June 30, 2002 and 2001, mortgage loans sales and fees were $104.2 million and $91.4 million respectively, an increase of 14%. The increase for 2002 was mainly the result of a greater volume of loan securitizations and the ability of the Company to obtain higher profitability through higher loan fees and the creation of interest-only strips (“IOs”) in connection with bulk sales of mortgage loans to institutional investors. See “Amortization of IOs and Servicing Assets.”

     Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans generally range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. As of June 30, 2002, the weighted average servicing fee rate for the entire portfolio was 0.34%. The size of Doral Financial’s loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. Net servicing (loss) income, for the quarters ended June 30, 2002 and 2001 was $(2.1) million and $2.3 million, respectively, a decrease of 191%. For the six month periods ended June 30, 2002 and 2001, net servicing (loss) income was approximately $(714,000)and $4.5 million, respectively, a decrease of 116%.

     The decrease in the amount of loan servicing income for the second quarter and first half of 2002 was primarily due to the increase in the amortization of mortgage servicing assets. Increased amortization offset the increase in gross servicing fees of 12% and 18% for the second quarter and first half of 2002, respectively, as compared to the respective 2001 periods, produced by the increase in the size of the servicing portfolio. The increase in amortization was the result of a larger servicing portfolio and an increase in unscheduled amortization and impairment related to actual and expected increases in prepayments due to declining mortgage interest rates. Doral Financial records impairment charges as a direct write down of servicing assets. Total amortization and impairment charges were $10.5 million and $5.3 million for the quarters ended June 30, 2002 and 2001, respectively. For the first six months of 2002 and 2001 total amortization and impairment charges were $17.8 million and $10.0 million, respectively. Doral Financial recognized unscheduled amortization and impairment of $4.1 million during the second quarter of 2002 and of $5.1 million for the first half of 2002, due to the increase in prepayment estimates associated with falling interest rates. The mortgage servicing portfolio was approximately $10.7 billion at June 30, 2002, compared to $9.4 billion as of June 30, 2001.

     Trading Activities. Trading activities include all gains or losses, whether realized or unrealized, in the market value of Doral Financial’s trading securities, as well as gains or losses on options, future contracts and other derivative instruments used for interest rate management purposes. Trading activities for the quarters ended June 30, 2002 and 2001, resulted in losses of $6.6 million and $4.0 million, respectively. Trading activities losses were related primarily to both realized and unrealized losses with respect to trading securities and derivative instruments. For the quarter ended June 30, 2002, net realized and unrealized losses on derivative instruments was $27.9 million, compared to a gain of $4.9 million during the corresponding 2001 period. For the six months ended June 30, 2002 and 2001 net realized and unrealized losses on derivative instruments were $30.2 million and $6.8 million, respectively. Higher losses sustained for the 2002 periods were due to losses on derivative contracts entered into to protect Doral Financial’s net interest income and the value of its trading assets from a possible rise in interest rates that did not materialize during the period. Trading activities for the quarters ended June 30, 2002 and 2001, included $7.1 million of unrealized gains and $3.8 million of unrealized losses, respectively, on the value of its trading securities pursuant to SFAS No. 115. Trading activities for the six month period ended June 30, 2002, resulted in losses of $11.7 million compared to $14.9 million in losses during the respective 2001 period. Trading activities for the six month periods ended June 30, 2002 and 2001 included $6.9 million of unrealized gains and $5.7 million of unrealized losses, respectively, on the value of its trading securities pursuant to SFAS No. 115. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE E — COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30

(Dollars in thousands)	2002	2001	2002	2001

Net realized gains and (losses) on sales of trading securities	$14,155	$(5,185)	$11,604	$(2,400)
Net unrealized gains and (losses) on trading securities	7,134	(3,753)	6,881	(5,655)
Net realized and unrealized (losses) and gains on derivative instruments	(27,918)	4,890	(30,184)	(6,815)

Total	$(6,629)	$(4,048)	$(11,699)	$(14,870)

     Gain (loss) on Sale of Investment Securities. Gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the second quarter and first six months of 2002, sale of investment securities resulted in a gain of $3.2 million and $6.0 million respectively, compared to losses of approximately $628,000 and a gain of $2.2 million, respectively, for the corresponding 2001 periods. Proceeds from sales of securities available for sale amounted to $2.3 billion for the first half of 2002 compared to $1.1 billion for the first half of 2001.

     Commissions, Fees and Other Income. Other income, commissions and fees increased 14% during the second quarter of 2002 from $4.4 million for the quarter ended June 30, 2001 to $5.0 million for the quarter ended June 30, 2002. For the first half of 2002, commissions, fees and other income increased 21%, as compared to the respective 2001 period. The increases during the 2002 periods were due primarily to increased commissions and fees earned by Doral Financial’s banking and insurance agency subsidiaries, partly offset by a decrease in fees and commissions earned by Doral Securities. For the second quarter and first half of 2002, insurance agency activities produced commissions of $1.7 million and $3.3 million compared to $1.1 million and $1.7 million for the corresponding 2001 periods. Deposit and other retail banking fees increased from $1.0 million for the second quarter of 2001 to $2.1 million for the second quarter of 2002 and from $2.0 million for the first half of 2001 to $3.6 million for the first six months of 2002.

NON-INTEREST EXPENSE

     Total non-interest expense increased by 20% during the second quarter ended June 30, 2002, as compared to the respective 2001 period. The increase reflects increases in compensation, advertising, occupancy and other expenses resulting from the continued expansion of Doral Financial’s retail mortgage banking and banking franchises and expenses related to increased loan originations and servicing. For the six months period ended June 30, 2002 total non-interest expense increased by 23% from the comparable 2001 period.

PUERTO RICO INCOME TAXES

     The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the second quarter and first half of 2002, the effective income tax rate of Doral Financial was 14%, compared to an effective income tax rate of 12% for the second quarter and first half of 2001.

     The lower effective tax rates experienced by Doral Financial compared to the maximum statutory rates reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because Doral Financial is entitled to rely on the portfolio interest deduction. In addition, Doral Financial’s international banking entities may invest in various U.S. securities the income on which is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $29.5 million and $20.5 million for the six month periods ended June 30, 2002 and 2001, respectively.

AMORTIZATION OF IOS AND SERVICING ASSETS

     Whenever Doral Financial sells a mortgage loan, it allocates the cost of the loan between the loan, the related mortgage servicing right (the “servicing asset” or “mortgage servicing right”) and any IOs retained in connection with such sale based on their relative fair values. Doral Financial creates interest-only strips (“IOs”) in connection with the sale of loans in bulk or in securitization transactions. IOs are created on the sale of mortgage loans with servicing retained and represent the estimated present value of the cash flows that Doral Financial expects to receive in the future on the economic interest it retains on loans sold or securitized. The value of IOs reflects the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a servicing fee generally equal to 25 basis points, after adjusting such amount for expected losses and prepayments. The pass-through interest rate payable to the investor may be a fixed rate or a floating rate, which in the later case is generally based on a spread over the three-month LIBOR rate. The amount of the IOs are recorded at the time of sale of the related loans as an adjustment to the carrying basis of the loans sold. To compute the value of the IOs, Doral Financial multiplies the interest spread it is entitled to retain on the loans sold by the principal balance of the mortgage pool being sold. The resulting product is then multiplied by a market factor which Doral Financial obtains from an unrelated financial institution that in turn derives the factor by reference to internal valuation models that incorporate assumptions regarding discount rates and mortgage prepayment rates. The market factor used by Doral Financial to value IOs ranged from 4.25% to 5.50% during the first half of 2002 compared to 5.50% during the first half of 2001. While Doral Financial has from time to time sold IOs in private sales, currently there is no liquid market for the purchase and sale of IOs.

     The value assigned to the IOs reduces the basis of the related mortgage loan sold and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. Doral Financial recognized IOs with a value of approximately $52.1 million during the second quarter of 2002, compared to $34.6 million for the second quarter of 2001. For the six month periods ended June 30, 2002 and 2001, the Company recorded IOs in the amount of $90.6 million and $67.1 million, respectively.

     The initial recorded value of IOs is amortized over the expected life of the asset, and the amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Throughout the life of the IOs, Doral Financial continues to monitor changes in interest rates to determine whether the continued use of the market factor selected to value the IOs is still appropriate in light of changes in market conditions. It also attempts to corroborate the value assigned to the IOs through use of valuation models that incorporate assumptions regarding the direction of interest rates and prepayment rates. To the extent changes in interest rates or prepayment rates so warrant, Doral Financial will increase or decrease the recorded value of the IOs and increase or decrease the level of amortization. Amortization of IOs for each of the quarters ended June 30, 2002 and 2001, was approximately $12.4 million and $7.3 million, respectively. For the first six month periods ended June 30, 2002 and 2001 amortization of IOs was approximately $23.0 million and $12.8 million, respectively. The increase in the amortization for 2002 compared to 2001 periods is due to the increase in the amount of IOs as well as increased amortization resulting from increased mortgage prepayment rates tied to decreases in interest rates. The carrying amount of the IOs is reflected in Doral Financial’s consolidated statements of condition as a component of “Trading securities, at fair value.” As of June 30, 2002 and December 31, 2001, the carrying amount of IOs and other residual interests retained in securitization transactions recorded on Doral Financial’s financial statements was $311.2 million and $236.5 million, respectively.

     The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. Doral Financial determines the fair value of its servicing assets by reference to prices paid by third parties in market transactions for similar mortgage servicing rights. During the first half of 2002 and 2001, the market prices used to value Doral Financial’s servicing assets varied from 1.50% to 2.30% of the principal amount of the loans subject to the servicing rights, with GNMA, FNMA and FHLMC servicing rights generally having higher prices than servicing rights for non-conforming loans. In addition, the value of Doral Financial’s FNMA, FHLMC and GNMA mortgage servicing portfolio is evaluated on a periodic basis by an independent third party.

     The value of the servicing asset assigned to a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. During the six months ended June 30, 2002 and 2001, Doral Financial recognized servicing assets of $18.8 million, and $20.2 million, respectively, in connection with the sale of internally originated loans. Servicing assets purchased in bulk from third parties are initially recorded on Doral Financial’s financial statement at the amount paid for such assets. The unamortized balance of the servicing assets is reflected on Doral Financial’s Consolidated Statements of Financial Condition. No servicing assets have been recognized for the portion of Doral Financial’s mortgage servicing portfolio consisting of loans internally originated by Doral Financial prior to the adoption in 1995 of SFAS No. 122, amounting to approximately $559.6 million.

     Doral Financial’s servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of “Servicing Income” in Doral Financial’s Consolidated Statements of Income. Refer to Table F for servicing assets activities for the periods indicated.

     The following table shows the changes in the Company’s mortgage servicing assets for each of the periods shown:

TABLE F
MORTGAGE SERVICING ASSETS ACTIVITY
(IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

Balance at beginning of period	$158,157	$144,783	$154,340	$139,795
Capitalization of rights	10,932	13,158	22,022	22,898
Amortization:
Scheduled	(6,443)	(4,590)	(12,643)	(9,170)
Unscheduled and impairment	(4,068)	(668)	(5,141)	(840)

Balance at end of period	$158,578	$152,683	$158,578	$152,683

     Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and servicing assets can adversely affect Doral Financial’s revenues and liquidity by increasing the amortization rates for servicing assets and IOs, as well as requiring Doral Financial to recognize an impairment against income over and above scheduled amortization. See “Interest Rate Risk Management.”

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

     The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE G
LOAN PRODUCTION
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE
INITIAL LOAN BALANCE)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

FHA/VA mortgage loans
Number of loans	1,564	1,463	3,289	3,097
Volume of loans	$138,246	$135,620	$288,242	$283,448
Percent of total volume	11%	13%	12%	14%
Conventional conforming mortgage loans
Number of loans	3,214	2,843	7,036	5,481
Volume of loans	$466,498	$309,331	$1,000,143	$585,111
Percent of total volume	37%	29%	41%	30%
Conventional non-conforming mortgage loans(1)(2)
Number of loans	5,743	5,014	10,513	9,358
Volume of loans	$454,998	$464,407	$826,980	$869,065
Percent of total volume	37%	44%	34%	44%
Other(3)
Number of loans	489	411	939	823
Volume of loans	$191,760	$141,496	$326,402	$228,539
Percent of total volume	15%	14%	13%	12%
Total loans
Number of loans	11,010	9,731	21,777	18,759
Volume of loans	$1,251,502	$1,050,854	$2,441,767	$1,966,163
Average initial loan balance	$113,670	$107,990	$112,126	$104,812

(1)	Includes $18.0 million and $12.5 million in second mortgages for the quarters ended June 30, 2002 and 2001, respectively and $29.0 million and $29.6 million in second mortgages for the six month periods ended June 30, 2002 and 2001.

(2)	Includes $19.3 million and $43.0 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended June 30, 2002 and 2001, respectively and $39.0 million and $73.8 million for the six month periods ended June 30, 2002 and 2001.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

     A substantial portion of Doral Financial’s total mortgage loan originations has consistently been comprised of refinance loans. For the six months ended June 30, 2002 and 2001, refinance loans represented approximately 53% of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties) for both periods. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

TABLE H
LOAN ORIGINATION SOURCES

	SIX MONTH PERIOD ENDED JUNE 30,

	2002			2001

	Puerto Rico	US	Total	Puerto Rico	US	Total

Retail	55%	—	55%	54%	1%	55%
Wholesale(1)	30%	1%	31%	31%	—	31%
New Housing Developments	10%	—	10%	8%	—	8%
Multi-family(2)	—	—	—	—	2%	2%
Other(3)	2%	2%	4%	4%	—	4%

(1)	Refers to purchases of mortgage loans from other financial institutions. Puerto Rico wholesale purchases include U.S. mortgage loans purchased by Doral Financial’s Puerto Rico based mortgage units.

(2)	Less than one percent for 2002.

(3)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

     Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing released basis as well as servicing rights in bulk. During the second quarters of 2002 and 2001, Doral Financial purchased servicing rights to approximately $66.5 million and $106.0 million, respectively, in principal amount of mortgage loans. For the six months period ended June 30, 2002 and 2001, Doral Financial purchased servicing rights to approximately $192.2 million and $159.4 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:

TABLE I
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

	AS OF JUNE 30,

	2002	2001

COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$3,231,397	$3,260,505
FHLMC/FNMA	2,759,615	2,466,048
Doral Financial grantor trusts	56,938	76,646
Other conventional mortgage loans(1)	4,626,450	3,597,671

Total servicing portfolio	$10,674,400	$9,400,870

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	138,870	132,072
Weighted average interest rate	7.32%	7.65%
Weighted average remaining maturity (months)	250	251
Weighted average servicing fee rate	.3434%	.3254%
Average servicing portfolio	$10,453,126	$9,111,044
Principal prepayments	$761,951	$612,675
Prepayments to average portfolio (annualized)	15%	13%
Average size of loans prepaid	$75,605	$67,856
DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.22%	1.37%
90 days or more past due	2.06%	1.99%

Total delinquencies excluding foreclosures	3.28%	3.36%

Foreclosures pending	1.54%	1.34%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$10,006,380	$8,804,706
Add:
Loans funded and purchased(2)	1,418,321	1,244,235
Bulk servicing acquired	192,176	159,391
Less:
Servicing sales transferred	59,219	138,548
Run-off(3)	883,258	668,914

Ending servicing portfolio	$10,674,400	$9,400,870

(1)	Includes $1.8 billion and $1.1 billion of loans owned by Doral Financial at June 30, 2002 and 2001, respectively, which represented 17% and 12% of the total servicing portfolio as of such dates.

(2)	Excludes approximately $1.0 billion and $721.9 million of commercial, consumer, construction and other loans not included in Doral Financial’s mortgage servicing portfolio as of June 30, 2002 and 2001, respectively.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2002 and 2001, approximately 4% and 6%, respectively, of Doral Financial’s mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $762.0 million and $612.7 million for the six months ended June 30, 2002 and 2001, respectively. This represents approximately 15% and 13%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

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

     Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of June 30, 2002, the outstanding principal balance of loans sold subject to full recourse, partial recourse or put-back arrangements was $2.2 billion. The maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted or if investors exercised their put back options was $1.3 billion. As of June 30, 2002, Doral Financial maintained a reserve of $2.6 million for potential losses from such arrangements which is included in “Accrued expenses and other liabilities” in Doral Financial’s Consolidated Financial Statements.

     Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

     Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of June 30, 2002, approximately 55% or $413.8 million of Doral Financial’s gross loans receivable portfolio totaling $754.1 million consisted of construction loans.

     Doral Financial manages credit risk by maintaining sound underwriting standards, monitoring the quality of the loan portfolio, assessing reserves and loan concentrations, recruiting qualified credit officers, implementing and monitoring lending policies and collateral requirements, and instituting procedures to ensure appropriate actions to comply with laws and regulations. Doral Financial’s collateral requirements for loans depend on the financial strength of the borrower and the type of loan involved. Acceptable collateral principally includes cash, deposit and investment accounts and real estate, and, to a lesser extent, liens on accounts receivable, lease receivables, inventory and personal property. In the case of non-conforming loans sold subject to recourse, Doral Financial also generally requires lower loan-to-value ratios to protect itself from possible losses on foreclosure.

     Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, Doral Financial is subject to greater credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. For example, if Puerto Rico’s real estate market were to experience an overall decline in property values, the Company’s rates of loss on foreclosure would probably increase.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Beginning in the second quarter of 2002, mortgage loans held-for-sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed in non-accrual, its accrued interest is fully reserved. Prior to the second quarter of 2002, mortgage loans held-for-sale by Doral Financial's mortgage banking units were placed on a non-accrual basis if they had been delinquent for over a year and concern existed as to ultimate collectibility based on loan-to-value ratios. This change in policy resulted in an increase in the amount of residential mortgage loans held by the mortgage banking units classified as non-accrual as reflected in the table below. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable because these loans are adequately secured by real estate, usually have a low loan-to-value ratio, and the amounts due on the loans are generally recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of June 30, 2002 and 2001, Doral Financial would have recognized $5.0 million and $1.2 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans receivable for impairment. Impaired loans as of June 30, 2002 and December 31, 2001 amounted to $1.2 million and $2.1 million , respectively. Doral Financial determined that, given the fair value of the loans’ collateral, no impairment allowance was necessary at June 30, 2002 or December 31, 2001.

     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF JUNE 30,	AS OF DECEMBER 31,
	2002	2001

Mortgage banking business:
Non-accrual loans:
Construction loans	$1,201	$705
Residential mortgage loans(1)	12,375	3,742
Construction loans past due 90 days and still accruing	2,315	—
Loans held-for-sale past due 90 days and still accruing(2)	54,819	55,966
OREO	8,693	7,924

Total NPAs of mortgage banking business	79,403	68,337

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction	630	1,184
Residential mortgage loans	8,412	5,276
Commercial real estate	2,968	1,359
Consumer	704	463
Commercial non-real estate	4,130	710
Land loans	—	70

Total non-accrual loans	16,844	9,062

Residential mortgage loans past due 90 days and still accruing	892	—

Consumer loans past due 90 days and still accruing	15	—

OREO	772	490

Total NPAs of banking subsidiaries	18,523	9,552

Total NPAs of Doral Financial (consolidated)	$97,926	$77,889

Total NPAs of banking subsidiaries as a percentage of their loans receivable, net, and OREO	2.79%	1.58%
Total NPAs of Doral Financial as a percentage of consolidated total assets	1.24%	1.16%
Ratio of allowance for loan losses to total non-performing loans at end of period (consolidated)	15.30%	17.95%

(1)	During the second quarter of 2002, the Company adopted a new policy in which mortgage loans held-for-sale by its mortgage banking units are placed on a non-accrual basis after they are delinquent for more than 180 days and if the loan-to-value ratio indicates that there is a concern as to the ultimate collectibility of the loan. Prior to the second quarter of 2002, mortgage loans held-for-sale by Doral Financial’s mortgage banking units were placed on a non-accrual basis if they had been delinquent for over a year and if the loan-to-value ratio indicated concern as to the ultimate collectibility of the loan.
(2)	Does not include approximately $14.6 million and $12.7 million of 90 days past due FHA/VA loans as of June 30, 2002 and December 31, 2001, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

     The following table summarizes certain information regarding Doral Financial’s allowance for loan losses and losses on other real estate owned (“OREO”), for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE K
ALLOWANCE FOR LOAN LOSSES
AND OREO
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

OREO:
Balance at beginning of period	$1,671	$1,566	$1,365	$1,530
Provision for losses	651	135	891	270
Net gains, charge-offs and others	(42)	(113)	24	(212)

Balance at end of period	$2,280	$1,588	$2,280	$1,588

Allowance for Loan Losses:
Balance at beginning of period	$13,071	$10,221	$12,472	$9,387
Provision for loan losses	989	981	1,737	2,067

Charge-offs:
Mortgage loans held-for-sale	(52)	(104)	(90)	(234)
Construction	—	—	—	—
Residential mortgage loans	—	—	—	—
Commercial real estate	—	—	—	—
Consumer	(393)	(235)	(526)	(388)
Commercial non-real estate	(5)	(5)	(20)	(10)
Other	(85)	—	(97)	—

Total Charge-offs	(535)	(344)	(733)	(632)

Recoveries:
Mortgage loans held-for-sale	—	—	—	—
Construction	—	—	—	—
Residential mortgage loans	—	—	14	—
Commercial real estate	—	—	—	—
Consumer	18	20	51	52
Commercial non-real estate	1	29	3	33
Other	11	—	11	—

Total recoveries	30	49	79	85

Net charge-offs	(505)	(295)	(654)	(547)

Other Adjustments	(24)	—	(24)	—

Balance at end of period(1)	$13,531	$10,907	$13,531	$10,907

Allowance for loan losses as a percentage of total loans outstanding at the end of period	0.48%	0.50%	0.48%	0.50%
Net charge-offs to average loans outstanding	0.02%	0.02%	0.02%	0.03%

(1)	Includes the allowance of mortgage loans held-for-sale of $7.0 million for 2002 and $5.3 million for 2001 and the allowance for loans receivable held for investment of $6.5 million for 2002 and $5.6 million for 2001.

     The allowance for loan losses relating to loans held by Doral Financial was $13.5 million at June 30, 2002, compared to $10.9 million as of June 30, 2001. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. This need is expected to increase as the volume of the loan originations and investing activity increases. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations.

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the six month period ended June 30, 2002, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $7.1 million, compared to $10.3 million for the same period during 2001.

     Doral Financial’s primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. Doral Financial’s banking subsidiaries also rely on deposits and borrowings from the FHLB-NY. Doral Financial has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. During the second quarter of 2002, Doral Financial sold 4,140,000 shares of nonconvertible noncumulative perpetual preferred stock at a price to the public of $25.00 per share pursuant to a public underwritten offering. The net proceeds to Doral Financial after the underwriting discounts and expenses were approximately $100,015,000.

     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of June 30, 2002 and December 31, 2001:

TABLE L
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF JUNE 30, 2002		AS OF DECEMBER 31, 2001

	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE

Repurchase Agreements	$2,901,783	3.51%	$2,573,772	4.00%
Loans Payable	197,611	3.10%	161,101	3.67%
Deposits	2,116,108	3.27%	1,669,909	3.65%
Notes Payable	557,174	7.82%	459,543	7.98%
Advances from FHLB	961,500	4.29%	687,500	4.80%

     Doral Financial had warehousing, gestation and repurchase agreements lines of credit totaling $7.0 billion as of June 30, 2002, of which $3.1 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $2.2 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial’s committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of June 30, 2002, Doral Financial was in compliance with all such financial covenants and ratios. Doral Financial has one credit facility with an aggregate credit availability of $433.0 million, of which approximately $102.6 million was outstanding as of June 30, 2002, that permit the lender to require Doral Financial to repay all outstanding advances and refuse to make further credit advances if Doral Financial’s senior unsecured debt is rated below Ba2 by Moody’s Investors Service (“Moody’s”) or below BB by Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies (“S&P”). Doral Financial’s senior unsecured debt obligations are currently rated Baa2 by Moody’s and BBB- by S&P.

     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE M
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD ENDED		YEAR ENDED
	JUNE 30, 2002		DECEMBER 31, 2001

	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE

Certificates of deposit	$1,098,209	4.14%	$904,910	4.87%
Regular passbook savings	171,377	3.92%	101,038	4.33%
Now accounts	388,816	3.05%	299,486	2.80%
Non-interest bearing	255,803	—	177,862	—

Total deposits	$1,914,205	3.74%	$1,483,296	4.75%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2002.

TABLE N
DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT

Certificates of deposit maturing
Three months or less	$137,700
Over three through six months	73,404
Over six through twelve months	234,828
Over twelve months	479,836

Total	$925,768

     As of June 30, 2002 and December 31, 2001, Doral Financial’s banking subsidiaries had approximately $667.1 million and $418.1 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors that invest in brokered deposits are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

     As of June 30, 2002, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s regulatory capital ratios as of June 30, 2002, based on existing Federal Reserve, FDIC and OTS guidelines, respectively.

TABLE O
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY(1)

Tier 1 Capital Ratio (Tier 1 capital to risk weighted assets)	17.2%	11.6%	26.4%
Total Capital (total capital to risk weighted assets)	17.5%	11.9%	26.6%
Leverage Ratio(2)	12.5%	6.3%	10.7%

(1)	In connection with the chartering of Doral Bank NY in October 1999, the FDIC required that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

(2)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

     As of June 30, 2002, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

     On November 29, 2001, the federal banking and thrift regulatory agencies adopted a final rule that changes the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The new rules became effective on January 1, 2002, for transactions settled on or after January 1, 2002. For transactions entered into before January 1, 2002, Doral Financial is not required to implement the rule until December 31, 2002. The new rule attempts to more consistently treat recourse obligations for the agencies’ risk-based capital requirements. The rule also imposes a new dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests.

     The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of June 30, 2002, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.2 billion.

     Currently, most of the IOs created in connection with the sale by Doral Financial of its non-conforming loans are treated as credit-enhancing interest-only strips under the new rules and thus are subject to a dollar-for-dollar capital requirement for risk based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth above incorporate the impact of the new capital rules for IOs created after January 1, 2002.

     Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the parent company level and, accordingly, the new rule only directly impacts the regulatory requirements applicable to Doral Financial as a bank holding company. While the full implementation of the new rule effective on December 31, 2002 is expected to reduce Doral Financial’s regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements. Set forth below, are Doral Financial’s pro-forma capital ratios for risk-based capital purposes as of June 30, 2002 assuming full implementation of the new rules as of such date.

DORAL FINANCIAL

Tier 1 Capital Ratio	13.6%
Total Capital Ratio	13.8%
Leverage Ratio	11.6%

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

ASSETS AND LIABILITIES

     At June 30, 2002, Doral Financial’s total assets were $7.9 billion compared to $6.7 billion at December 31, 2001. The increase in assets was due primarily to a net increase in the loans portfolio of approximately $238.5 million and a net increase in money market investments of approximately $593.6 million. Total liabilities were $7.0 billion at June 30, 2002, compared to $5.9 billion at December 31, 2001. The increase in liabilities was largely the result of an increase in repurchase agreements, deposit accounts, notes payable and advances from FHLB which were offset in part by a decrease of $142.6 million in broker dealer’s operations payable. At June 30, 2002, deposit accounts totaled $2.1 billion, compared to $1.7 billion at December 31, 2001. As of June 30, 2002, Doral Financial’s banking subsidiaries had $4.7 billion in assets, compared to $3.7 billion at December 31, 2001.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The tables below summarize Doral Financial’s contractual obligations and other commercial commitments as of June 30, 2002.

TABLE P
CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)	PAYMENT DUE BY PERIOD

		LESS THAN			AFTER 5
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Repurchase and warehousing lines of credit	$3,099,394	$1,662,386	$350,130	$200,000	$886,878
Deposits	2,116,108	1,574,058	395,932	144,856	1,262
Other Borrowed Funds	1,518,674	161,685	477,492	263,374	616,123
Non-cancellable Leases	51,923	4,621	8,169	7,777	31,356

Total Contractual Cash Obligations	$6,786,099	$3,402,750	$1,231,723	$616,007	$1,535,619

TABLE Q
OTHER COMMERCIAL COMMITMENTS

(DOLLARS IN THOUSANDS)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	TOTAL
	AMOUNTS	LESS THAN			AFTER 5
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Standby Repurchase (Recourse) Obligations	$1,287,736	$275,728	$307,622	$23,474	$680,912
Put-back options	4,002	4,002	—	—	—

Total Commercial Commitments	$1,291,738	$279,730	$307,622	$23,474	$680,912

INTEREST RATE RISK MANAGEMENT

     General. Interest rate fluctuations is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial’s loan servicing portfolio and securities holdings, as well as Doral Financial’s strategies to manage such effects, are discussed in Doral Financial’s Annual Report to Shareholders, which information is also incorporated by reference into the Company’s

     Annual Report on Form 10-K for the year ended December 31, 2001 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

     In the future, Doral Financial may use alternative hedging techniques including futures, options, interest rate swap agreements or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, Doral Financial’s profitability may be adversely affected. For additional information on the use of derivatives to manage interest rate risk, see “Derivatives” below.

     Interest Rate Sensitivity Analysis. The following table summarizes the contractual maturities or repricing of Doral Financial’s interest-earning assets and interest-bearing liabilities as of June 30, 2002. Condensed information as of December 31, 2001 is also shown. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Interest rate swap agreements are presented on the basis of the notional amounts used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE R
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)

					NON-
					INTEREST
	1 YEAR	1 TO 3	3 TO 5	OVER 5	RATE
AS OF JUNE 30, 2002	OR LESS	YEARS	YEARS	YEARS	BEARING	TOTAL

ASSETS
Cash and Money Market	$1,219,885	$—	$—	$—	$—	$1,219,885
Total Loans	431,177	231,740	160,446	2,006,758	—	2,830,121
Securities Held-for-Trading	269,879	2,103	11,839	787,021	—	1,070,842
Securities Available for Sale	—	—	63,853	1,066,733	—	1,130,586
Securities Held-to-Maturity	2,000	5,087	3,373	774,157	—	784,617
FHLB Stock	—	—	—	70,526	—	70,526
Other Assets	—	—	—	—	814,866	814,866

Total Assets	$1,922,941	$238,930	$239,511	$4,705,195	$814,866	$7,921,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loans Payable	$197,611	$—	$—	$—	$—	$197,611
Repurchase Agreements	1,464,775	350,130	200,000	886,878	—	2,901,783
Deposits	1,346,871	395,932	144,856	1,262	227,187	2,116,108
Other Borrowed Funds	161,685	477,492	263,374	616,123	—	1,518,674
Other Liabilities	—	—	—	—	245,700	245,700
Stockholders’ Equity	—	—	—	—	941,567	941,567

Total Liabilities and Stockholders’ Equity	$3,170,942	$1,223,554	$608,230	$1,504,263	$1,414,454	$7,921,443

Interest Rate Sensitivity Gap	$(1,248,001)	$(984,624)	$(368,719)	$3,200,932
Cumulative Interest Rate Sensitivity Gap	(1,248,001)	(2,232,625)	(2,601,344)	599,588	(599,588)
Cumulative Gap to Interest-Earning Assets	(17.56%)	(31.42%)	(36.60%)	8.44%

CONDENSED INTEREST RATE
SENSITIVITY ANALYSIS

AS OF DECEMBER 31, 2001	1 YEAR	1 TO 3	3 TO 5	OVER 5
(DOLLARS IN THOUSANDS)	OR LESS	YEARS	YEARS	YEARS

Off-Balance Sheet Instruments - Interest Rate Swaps	$50,000	$(50,000)	$—	$—
Interest Rate Sensitivity Gap	(2,035,260)	(189,331)	(431,058)	3,357,634
Cumulative Interest Rate Sensitivity Gap	(2,035,260)	(2,224,591)	(2,655,649)	701,985
Cumulative Gap to Interest-Earning Assets	(33.75% )	(36.89% )	(44.04% )	11.64%

     Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future periods. The net balance of assets and liabilities (the “gap”) repricing during future periods is an indicator of the degree of interest rate risk being assumed by the Company. A positive gap generally denotes asset sensitivity and that increases in interest rates would have a positive effect on net interest income while a decrease in interest rates would have a negative effect on net interest income. A negative gap generally denotes liability sensitivity and means that an increase in interest rates would have a negative effect on net interest income while a decrease in rates would have a positive effect on net interest income. While static gap analysis may be a useful measure for determining short-term risk to future net interest income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. In addition, since the static gap analysis is presented on the basis of contractual maturities, it does not take into account that a large portion of Doral Financial’s loans held for sale and trading securities will be sold or prepaid before their contractual maturities.

     Derivatives. Doral Financial uses derivatives to manage its interest rate risk. Derivatives include interest rate swaps, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter (“OTC”) or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. Exchange traded derivatives include futures and options.

     In March 2002, Doral Financial purchased two interest rate collars with an aggregate notional amount of $200 million expiring in March 2007. Under the terms of the collars, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.5% provided that the 3 month LIBOR is less than 8.5%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.5% or greater than 8.5%. The premium paid by Doral Financial amounted to $3,680,000 and the fair value of the collars as of June 30, 2002 was $2,120,000. These collars are accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

     In June 2002, Doral Financial purchased an interest rate collar with a notional amount of $200 million expiring in June 2006. Under the terms of the collar, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.0%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.0%. The premium paid by Doral Financial amounted to $4,865,000 and the fair value of the collar as of June 30, 2002 was $4,259,000. The collar is accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. For the six months ended June 30, 2002 average assets and liabilities related to derivatives were $13.7 million and $9.2 million, respectively. The notional amounts of assets and liabilities related to these derivatives totaled $33.6 billion and $27.0 billion, respectively, as of June 30, 2002. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial’s exposure to market or credit risk.

     The table below summarizes the fair values of Doral Financial’s derivatives, other than interest rate swaps, as well the source of the fair values, for the six month period ended June 30, 2002.

TABLE S
FAIR VALUE RECONCILIATION

(DOLLARS IN THOUSANDS)

Fair value of contracts outstanding at the beginning of the period	$4,739
Contracts realized or otherwise settled during the period	(32,340)
Fair value of new contracts entered into during the period	27,998

Fair value of contracts outstanding at the end of the period	$397

TABLE T
SOURCE OF FAIR VALUE

(DOLLARS IN THOUSANDS)

	PAYMENT DUE BY PERIOD

	MATURITY			MATURITY	TOTAL
SOURCE OF FAIR VALUE	LESS THAN	MATURITY	MATURITY	IN EXCESS	FAIR
	1 YEAR	1-3 YEARS	3-5 YEARS	OF 5 YEARS	VALUE

Prices actively quoted	$(6,013)	$31	$—	$—	$(5,982)
Prices provided by other external sources	—	—	6,379	—	6,379

	$(6,013)	$31	$6,379	$—	$397

     Doral Financial's interest rate swaps had a negative fair value of $2.0 million as of June 30, 2002.

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

INFLATION

     General and administrative expenses increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of the effects of changes of interest rates on Doral Financial’s operations.

CHANGES IN ACCOUNTING STANDARDS

     Goodwill and Intangible Assets. On January 1, 2002, Doral Financial adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. SFAS No. 142 provides specific guidance for testing goodwill for impairment. In addition, it provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those intangible assets from the scope of other impairment guidance. In connection with the adoption of SFAS No. 142, Doral Financial assessed the value of its existing goodwill which had a carrying value of $9.1 million and determined that its goodwill was not impaired. Doral Financial also ceased amortizing this goodwill. For the six month period ended June 30, 2001, amortization of goodwill amounted to approximately $310,000.

     Accounting for the Impairment or Disposal of Long-Lived Assets. On January 1, 2002, Doral Financial adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 and APB 30 and develops an accounting model for long-lived assets that are to be disposed of by sale. Doral Financial’s adoption of this statement did not have any effect on its consolidated financial statements.

     Accounting for Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the adoption of this statement will not have a material effect on the consolidated financial statements of Doral Financial.

     Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment became effective on July 1, 2002.

     SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” which requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment became effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a significant effect on the consolidated financial statements of Doral Financial.

     Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that the adoption of this statement will not have a significant effect on the consolidated financial statements of Doral Financial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

     In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

Item 2 — Changes in Securities

     On May 31, 2002 and June 28, 2002, Doral Financial issued 3,600,000 shares and 540,000 shares, respectively, of its 7.25% Noncumulative Monthly Income Preferred Stock, Series C (the “Series C Preferred Stock”) having a liquidation preference of $25 per share. The Series C Preferred Stock ranks on parity with Doral Financial’s 7% Noncumulative Monthly Income Preferred Stock, Series A, and 8.35% Noncumulative Monthly Income Preferred Stock, Series B, with respect to dividend rights and rights on liquidation. The terms of the Series C Preferred Stock do not permit Doral Financial to declare or pay any dividends on the Common Stock (1) unless all accrued and unpaid dividends on Series C Preferred Stock for the 12 dividend periods preceding the dividend payment have been paid and the full dividend on the Series C Preferred Stock for the current monthly dividend period is contemporaneously declared and paid or set aside for payment or (2) if Doral Financial has defaulted in the payment of the redemption price of any shares of Series C Preferred Stock called for redemption. The terms of the Series C Preferred Stock provide that if Doral Financial is unable to pay in full dividends on the Series C Preferred Stock and other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the Series C Preferred Stock and such other shares of stock be declared pro rata.

Item 3 — Defaults Upon Senior Securities

     Not Applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

     The matters submitted to the annual meeting of shareholders of Doral Financial held on April 17, 2002, and the results of the voting thereon, were reported under Item 4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and are incorporated herein by reference.

Item 5 — Other Information

     Sale of Senior Notes. On April 10, 2002, Doral Financial closed the sale of $30,000,000 of its 7.00% Senior Notes due 2012, $40,000,000 of its 7.10% Senior Notes due 2017 and $30,000,000 of its 7.15% Senior Notes due 2022. The notes were sold at a price to the public of 97.976% of the principal amount thereof, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $97,726,260.

     Sale of Preferred Stock. On May 31, 2002 and June 28, 2002, the Company closed the sale of 3,600,000 shares and 540,000 shares, respectively, of its 7.25% Noncumulative Monthly Income Preferred Stock, Series C, resulting in proceeds before expenses to Doral Financial of $100,239,750.

     Three-for-Two Stock Split. On August 9, 2002, Doral Financial announced that the Company’s Board of Directors had declared a three-for-two stock split on the Company’s common stock. The stock split will be effected in the form of a stock dividend of one additional share of common stock to be issued on September 14, 2002, for every two shares of common stock held of record on August 30, 2002. Fractional shares will be settled in cash on the basis of the average of the high and low sales price of the common stock on August 30, 2002. See note “o” to the accompanying consolidated financial statements, which sets forth Doral Financial’s pro-forma per share data giving retroactive effect to the three-for-two stock split.

     Declaration of Cash Dividend. On August 9, 2002, the Board of Directors of Doral Financial also voted to declare a cash dividend of $0.165 per common share payable on September 6, 2002, to share holders of record on August 23, 2002. The dividend represents a 10% increase in the Company’s quarterly dividend and follows a 20% increase in the common stock dividend previously announced on January 21, 2002. The additional shares issued as part of the stock split will not be entitled to receive the cash dividend payable on September 6, 2002. The Board of Directors also announced that following the effective date of the stock split, the regular quarterly dividend on the common stock will be adjusted from $0.165 per share to $0.11 per share, to reflect the additional shares issued as part of the stock split.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 1.1 — Underwriting Agreement, dated May 28, 2002, between Doral Financial Corporation and UBS PaineWebber Incorporated of Puerto Rico, as Representative of the several underwriters named in schedule 1 to the Underwriting Agreement. (Incorporated by reference to the corresponding exhibit to the current report on Form 8-K of the Company dated May 28, 2002 and filed on May 30, 2002.)

Exhibit 3.1 — Certificate of Designation designating the terms of the Series C Preferred Stock. (Incorporated by reference to Exhibit 3.3 to Form 8-A of the Company filed on May 30, 2002.)

Exhibit 4.1 — Form of Series C Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed on May 30, 2002.)

Exhibit 10.110 — Employment Agreement, dated as of April 1, 2002, between Doral Financial Corporation and Frederick C. Teed.

Exhibit 12(a) — Computation of Ratio of Earnings to Fixed Charges.

Exhibit 12(b) — Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

     The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

(i)	Current Report on Form 8-K, dated April 10, 2002, reporting under Item 5 the closing of the issuance and sale of $100,000,000 of Doral Financial’s Senior Notes.

(ii)	Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter ended March 31, 2002.

(iii)	Current Report on Form 8-K, dated May 28, 2002, as amended by Current Report on Form 8-K/A, dated May 28, 2002, reporting under Item 5 the Company’s agreement to sell 3,600,000 shares of its 7.25% Noncumulative Monthly Income Preferred Stock, Series C (together with an over-allotment option for an additional 540,000 shares)

(iv)	Current Report on Form 8-K, dated July 10, 2002, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter and six months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: August 14, 2002	/s/ Salomon Levis

Salomon Levis Chairman of the Board and Chief Executive Officer

Date: August 14, 2002	/s/ Richard F. Bonini

Richard F. Bonini Senior Executive Vice President and Chief Financial Officer

Date: August 14, 2002	/s/ Ricardo Melendez

Ricardo Melendez Executive Vice President Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number		Description

1.1	-	Underwriting Agreement, dated May 28, 2002, between Doral Financial Corporation and UBS PaineWebber Incorporated of Puerto Rico, as Representative of the several underwriters named in schedule 1 to the Underwriting Agreement. (Incorporated by reference to the corresponding exhibit to the current report on Form 8-K of the Company dated May 28, 2002 and filed on May 30, 2002.)

3.1	-	Certificate of Designation designating the terms of the Series C Preferred Stock. (Incorporated by reference to Exhibit 3.3 to Form 8-A of the Company filed on May 30, 2002.)

4.1	-	Form of Series C Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed on May 30, 2002.)

10.110	-	Employment Agreement, dated as of April 1, 2002, between Doral Financial Corporation and Frederick C. Teed.

12(a)	-	Computation of Ratio of Earnings to Fixed Charges.

12(b)	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.