Form 10-Q
period 2002-09-30
DORAL FINANCIAL CORP
filed 2002-11-14
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-17224

DORAL FINANCIAL CORPORATION

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico	00920-2717

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(787) 474-6700

Former name, former address and Former fiscal year, if changed since last report	Not applicable

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]     NO [   ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 7, 2002: 71,844,848

DORAL FINANCIAL CORPORATION
INDEX PAGE

		PAGE
PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

	Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2002 and December 31, 2001	4

	Consolidated Statements of Income (Unaudited) — Quarters ended September 30, 2002 and September 30, 2001 and nine months ended September 30, 2002 and September 30, 2001	5

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Nine months ended September 30, 2002 and September 30, 2001	6

	Consolidated Statements of Comprehensive Income (Unaudited) — Quarters ended September 30, 2002 and September 30, 2001 and nine months ended September 30, 2002 and September 30, 2001	7

	Consolidated Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2002 and September 30, 2001	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4 —	Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	48

Item 2 —	Changes in Securities	48

Item 3 —	Defaults Upon Senior Securities	48

Item 4 —	Submission of Matters to a Vote of Security Holders	49

Item 5 —	Other Information	49

Item 6 —	Exhibits and Reports on Form 8-K	49

SIGNATURES		50

CEO and CFO Certifications

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

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

ASSETS

Cash and due from banks	$62,161	$45,970

Money market investments:

Securities purchased under resell agreements	422,239	54,866

Time deposits with other banks	1,055,573	493,549

Total money market investments	1,477,812	548,415

Pledged investment securities that can be re-pledged:

Trading securities, at fair value	761,894	756,499

Securities available for sale, at fair value	298,386	702,136

Securities held to maturity, at amortized cost	527,425	762,247

Total pledged investment securities	1,587,705	2,220,882

Other investment securities:

Trading securities, at fair value	470,398	236,829

Securities available for sale, at fair value	160,768	226,043

Securities held to maturity, at amortized cost	20,979	104,088

Federal Home Loan Bank of NY (FHLB) stock, at cost	76,445	56,095

Total other investment securities	728,590	623,055

Total investment securities and other instruments	2,316,295	2,843,937

Loans:

Mortgage loans held for sale, at lower of cost or market, net	2,329,624	1,947,494

Loans receivable, net of allowance for loan losses of $7,973 (2001 - $6,000)	769,393	644,113

Total loans	3,099,017	2,591,607

Receivables and mortgage servicing advances	46,480	43,725

Broker-dealer’s receivable	306,898	274,422

Accrued interest receivable	37,895	47,039

Servicing assets, net	153,053	154,340

Premises and equipment, net	114,130	99,935

Real estate held for sale, net	11,777	8,414

Other assets	40,646	36,479

Total assets	$7,666,164	$6,694,283

LIABILITIES

Securities sold under agreements to repurchase	$2,276,416	$2,573,772

Loans payable	202,080	161,101

Deposits	2,106,619	1,669,909

Notes payable	618,711	459,543

Advances from FHLB	1,061,500	687,500

Broker-dealer’s payable	233,803	245,573

Accrued expenses and other liabilities	169,394	134,765

Total liabilities	6,668,523	5,932,163

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Preferred Stock ($1 par value, 10,000,000 shares authorized 7,635,000 and 3,495,000 shares issued and outstanding in 2002 and 2001, respectively) at aggregate liquidation preference value	228,250	124,750

Common stock, $1 par value, 200,000,000 shares authorized; 71,922,098 (including 23,973,064 shares issued on September 14, 2002 as a result of a three-for-two stock split) and 47,866,334 shares issued in 2002 and 2001, respectively; 71,838,098 and 47,810,334 shares outstanding in 2002 and 2001, respectively	71,922	47,866

Paid-in capital	191,120	217,594

Legal surplus	8,423	8,423

Retained earnings	500,882	375,855

Accumulated other comprehensive loss, net of income tax benefit of $1,292 - (2001 - $509)	(2,872)	(12,312)

Treasury stock at par value, 84,000 shares held (including 28,000 shares issued on September 14, 2002 as a result of a three-for-two stock split)	(84)	(56)

Total stockholders’ equity	997,641	762,120

Total liabilities and stockholders’ equity	$7,666,164	$6,694,283

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Interest income:

Loans	$52,467	$42,994	$148,983	$117,926

Mortgage-backed securities	33,795	26,347	94,767	70,750

Investment securities	13,694	13,654	51,915	53,721

Other interest-earning assets	5,413	9,831	12,117	22,323

Total interest income	105,369	92,826	307,782	264,720

Interest expense:

Loans payable	1,639	2,697	4,397	12,521

Securities sold under agreements to repurchase	23,322	31,193	75,239	94,609

Deposits	18,778	17,676	54,242	53,342

Other borrowed funds	22,384	16,569	61,095	49,213

Total interest expense	66,123	68,135	194,973	209,685

Net interest income	39,246	24,691	112,809	55,035

Provision for loan losses	2,055	1,062	3,792	3,128

Net interest income after provision for loan losses	37,191	23,629	109,017	51,907

Non-interest income:

Net gain on mortgage loan sales and fees	53,001	44,803	157,238	136,160

Trading activities	4,806	(3,539)	(6,893)	(18,409)

Gain on sale of investment securities	10,119	1,453	16,109	3,668

Servicing (loss) income, net of amortization and impairment of $14,078 - 2002 and $8,265 - 2001 for the quarter, and $31,862 - 2002 and $18,275 - 2001 for the nine months	(5,596)	(704)	(6,310)	3,791

Commissions, fees and other income	5,662	5,031	15,216	12,918

Total non-interest income	67,992	47,044	175,360	138,128

Non-interest expense:

Compensation and benefits	13,449	11,458	39,998	35,066

Taxes, other than payroll and income taxes	1,830	1,078	4,069	3,294

Advertising	2,918	2,560	8,129	7,018

Professional services	1,778	1,272	5,249	4,102

Communication and information systems	3,318	2,685	9,172	7,428

Occupancy and other office expenses	5,546	4,279	15,171	12,403

Depreciation and amortization	3,263	2,890	8,692	7,634

Other	3,695	2,304	9,945	4,230

Total non-interest expense	35,797	28,526	100,425	81,175

Income before income taxes and cumulative effect of change in accounting principle	69,386	42,147	183,952	108,860

Income taxes	11,102	5,337	27,141	13,389

Income before cumulative effect of change in accounting principle	58,284	36,810	156,811	95,471

Cumulative effect of change in accounting principle, net of tax	—	—	—	5,929

Net income:	$58,284	$36,810	$156,811	$101,400

Net income attributable to common shareholders	$54,048	$34,458	$147,309	$94,344

Earnings per common share:

Basic:

Income before cumulative effect of change in accounting principle	$0.75	$0.50	$2.05	$1.35

Cumulative effect of change in accounting principle	—	—	—	0.09

Net income	$0.75	$0.50	$2.05	$1.44

Diluted:

Income before cumulative effect of change in accounting principle	$0.74	$0.49	$2.02	$1.33

Cumulative effect of change in accounting principle	—	—	—	0.08

Net income	$0.74	$0.49	$2.02	$1.41

Dividends per common share	$0.11	$0.08	$0.31	$0.23

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,

	2002	2001

PREFERRED STOCK:

Balance at beginning of period	$124,750	$124,750

Shares issued (7.25% noncumulative monthly income, Series C)	103,500	—

Balance at end of period	228,250	124,750

COMMON STOCK:

Balance at beginning of period	47,866	42,449

Shares issued	—	5,060

Shares issued under stock option plan	83	351

Shares issued as a result of three-for-two stock split	23,973	—

Balance at end of period	71,922	47,860

PAID-IN CAPITAL:

Balance at beginning of period	217,594	64,319

Issuance cost of preferred stock	(3,488)	—

Common shares issued	—	148,364

Common shares issued under stock option plan	959	4,815

Adjustment for three-for-two stock split	(23,945)	—

Balance at end of period	191,120	217,498

LEGAL SURPLUS:	8,423	5,982

RETAINED EARNINGS:

Balance at beginning of period	375,855	265,396

Net income	156,811	101,400

Cash dividends declared on common stock	(22,255)	(15,567)

Cash paid in lieu of fractional shares as a result of three-for-two stock split	(27)	—

Cash dividends declared on preferred stock	(9,502)	(7,056)

Balance at end of period	500,882	344,173

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME NET OF TAXES:

Balance at beginning of period	(12,312)	2,870

Net gain in the fair value of investment securities available for sale, net of deferred taxes	9,440	862

Balance at end of period	(2,872)	3,732

TREASURY STOCK AT COST:

Balance at beginning of period	(56)	(56)

Shares issued as a result of three-for-two stock split	(28)	—

Balance at end of period	(84)	(56)

Total stockholders’ equity	$997,641	$743,939

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

			NINE MONTH
	QUARTER ENDED		PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Net income	$58,284	$36,810	$156,811	$101,400

Other comprehensive income (loss), net of tax:

Unrealized net gains on securities arising during the period (net of taxes of $2.6 million - 2002 and $1.1 million - 2001 for the quarter, and $2.2 million - 2002 and $268 - 2001 for the nine months)	10,736	24,206	4,681	6,906

Amortization of unrealized losses on securities reclassified to held to maturity (net of taxes of $(153) - 2002 and $(317) - 2001 for the quarter, and $(356) - 2002 and $(403) - 2001 for the nine months)	459	953	1,069	1,210

Reclassification adjustment for losses (gains) included in net income (net of taxes of $80 - 2002 and $2.5 million - 2001 for the quarter, and $2.4 million - 2002 and $2.9 million - 2001 for the nine months)	(1,377)	(7,405)	3,690	(8,854)

Other comprehensive income (loss) before cumulative effect of change in accounting principle	9,818	17,754	9,440	(738)

Cumulative effect of change in accounting principle, net of taxes	—	—	—	1,600

Other comprehensive income	9,818	17,754	9,440	862

Comprehensive income, net of taxes	$68,102	$54,564	$166,251	$102,262

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	NINE MONTH PERIOD
	ENDED SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:

Net income	$156,811	$101,400

Adjustments to reconcile net income to net cash used in operating activities:

Cumulative effect of change in accounting principle	—	(5,929)

Depreciation and amortization	8,692	7,634

Amortization of interest-only strips	36,069	21,516

Amortization of servicing assets	31,862	18,275

Deferred tax provision	7,471	3,880

Provision for loan losses	3,792	3,128

Provision for losses on real estate held for sale	2,111	500

Origination and purchases of mortgage loans held for sale	(3,332,680)	(2,730,308)

Principal repayment and sales of mortgage loans held for sale	1,502,302	1,256,049

Purchases of securities held for trading	(7,797,401)	(2,589,693)

Principal repayments and sales of trading securities	8,440,009	3,388,251

Increase in interest only strips, net	(144,164)	(94,380)

Increase in servicing assets	(30,575)	(33,308)

Increase in receivables and mortgage servicing advances	(2,755)	(11,212)

Increase in broker dealer’s receivable	(32,476)	(125,642)

Decrease in accrued interest receivable	9,144	2,872

Decrease in payable related to short sales	(39,973)	(21,104)

Increase (decrease) in interest payable	161	(10,374)

(Decrease) increase in broker dealer’s payable	(11,770)	124,203

Increase (decrease) in accrued expenses and other liabilities	31,096	(4,610)

Increase in other assets	(4,167)	(6,118)

Total adjustments	(1,323,252)	(806,370)

Net cash used in operating activities	(1,166,441)	(704,970)

Cash flows from investing activities:

Purchase of securities held to maturity	(41,306)	(471,841)

Principal repayments and maturities of securities held to maturity	359,235	955,102

Origination of loans receivable	(446,096)	(333,585)

Principal repayments of loans receivable	317,767	149,047

Purchases of securities available for sale	(3,986,107)	(2,048,443)

Proceeds from sales of securities available for sale	5,118,123	1,722,143

Principal repayments of securities available for sale	8,634	477,661

Purchase of FHLB stock	(20,350)	(8,765)

Purchase of premises and equipment	(22,887)	(29,086)

Proceeds from sales of real estate held for sale	2,272	2,437

Net cash provided by investing activities	1,289,285	414,670

Cash flows from financing activities:

Increase in deposits	436,710	275,200

(Decrease) increase in securities sold under agreements to repurchase	(297,356)	274,103

Increase (decrease) in loans payable	80,952	(131,840)

Issuance of common stock, net	1,042	158,590

Issuance of preferred stock, net	100,012	—

Increase in FHLB advances	374,000	148,500

Increase in notes payable	159,168	14,959

Dividends declared and paid	(31,757)	(22,623)

Cash paid in lieu of fractional shares	(27)	—

Net cash provided by financing activities	822,744	716,889

Net increase in cash and cash equivalents	945,588	426,589

Cash and cash equivalents at beginning of period	594,385	428,319

Cash and cash equivalents at the end of period	$1,539,973	$854,908

Cash and cash equivalents includes:

Cash and due from banks	$62,161	$63,157

Money market investments	1,477,812	791,751

	$1,539,973	$854,908

Supplemental schedule of non-cash activities:

Loan securitizations	$1,439,760	$777,266

Reclassification of investments held to maturity to available for sale category	$—	$110,000

Reclassification of investments held to maturity to trading category	$—	$130,000

Shares issued as a result of a three-for-two stock split	$23,973	$—

Supplemental cash flows information:

Cash used to pay interest	$190,417	$188,487

Cash used to pay income taxes	$17,682	$5,597

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Investment Mortgage Bankers, Inc. (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc., Doral International, Inc., Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report for the year ended December 31, 2001, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods have been reflected.

b.	The results of operations for the quarter and nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

c.	Cash dividends per share paid for the quarter and nine month periods ended September 30, 2002 and 2001, adjusted to reflect the three-for-two stock split effective September 14, 2002, were as follows:

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

7% Noncumulative Monthly Income Preferred Stock	$0.88	$0.88	$2.64	$2.64

8.35% Noncumulative Monthly Income Preferred Stock	$0.52	$0.52	$1.56	$1.56

7.25% Noncumulative Monthly Income Preferred Stock	$0.455	$—	$0.61	$—

Common Stock	$0.11	$0.08	$0.31	$0.23

d.	At September 30, 2002, escrow funds include approximately $82.1 million deposited with Doral Bank PR. These funds are included in the Company’s financial statements. Escrow funds also include approximately $20.6 million deposited with other banks which are excluded from the Company’s assets and liabilities.

e.	The reconciliation of the numerator and denominator, adjusted to reflect three-for-two stock split effective September 14, 2002, of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Net Income:

Income before cumulative gain effect of change in accounting principle	$58,284	$36,810	$156,811	$95,471

Preferred stock dividend	(4,236)	(2,352)	(9,502)	(7,056)

Income available to common shareholders before cumulative gain effect of change in accounting principle	$54,048	$34,458	$147,309	$88,415

Cumulative gain effect of change in accounting principle, net of tax	—	—	—	5,929

Net income attributable to common stock	$54,048	$34,458	$147,309	$94,344

Weighted Average Shares:

Basic weighted average number of common shares outstanding	71,835,781	69,133,046	71,782,354	65,667,615

Incremental shares issuable upon exercise of stock options*	1,201,666	1,126,818	1,130,874	1,043,750

Diluted weighted average number of common shares outstanding	73,037,447	70,259,864	72,913,228	66,711,365

Net Income per Common Share:

Basic:

Income before cumulative gain-effect	$0.75	$0.50	$2.05	$1.35

Cumulative gain-effect of change in accounting principle	—	—	—	0.09

Net income	$0.75	$0.50	$2.05	$1.44

Diluted:

Income before cumulative gain-effect	$0.74	$0.49	$2.02	$1.33

Cumulative gain-effect of change in accounting principle	—	—	—	0.08

Net income	$0.74	$0.49	$2.02	$1.41

*	For the quarter and nine month periods ended September 30, 2002 and 2001, all stock options outstanding were included in the computation of weighted average outstanding shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment (loans receivable).

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

	QUARTER ENDED		NINE MONTH PERIOD
(In thousands)	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Employee costs, gross	$20,779	$18,905	$62,855	$55,543

Deferred costs pursuant to SFAS No. 91	(7,330)	(7,447)	(22,857)	(20,477)

Employee cost, net	$13,449	$11,458	$39,998	$35,066

Other expenses, gross	$5,624	$3,660	$16,383	$10,111

Deferred costs pursuant to SFAS No. 91	(1,929)	(1,356)	(6,438)	(5,881)

Other expenses, net	$3,695	$2,304	$9,945	$4,230

g.	Segment information

The Company operates in four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), institutional securities and investment banking operations and insurance agency activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.

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

(In thousands)
	Puerto Rico	Mainland US	Eliminations	Totals

	QUARTER ENDED SEPTEMBER 30, 2002

Net interest income	$35,172	4,114	(40)	$39,246

Non-interest income	$63,205	4,775	12	$67,992

Net income	$54,589	3,722	(27)	$58,284

Identifiable assets	$7,384,445	421,128	(139,409)	$7,666,164

	QUARTER ENDED SEPTEMBER 30, 2001

Net interest income	$22,635	2,141	(85)	$24,691

Non-interest income	$47,094	(50)	—	$47,044

Net income	$36,570	325	(85)	$36,810

Identifiable assets	$6,154,104	251,377	(32,181)	$6,373,300

(In thousands)
	Puerto Rico	Mainland US	Eliminations	Totals

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Net interest income	$102,777	10,790	(758)	$112,809

Non-interest income	$172,123	5,996	(2,759)	$175,360

Net income	$154,445	5,882	(3,516)	$156,811

Identifiable assets	$7,384,445	421,128	(139,409)	$7,666,164

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Net interest income	$50,463	4,840	(268)	$55,035

Non-interest income	$137,331	797	—	$138,128

Net income	$100,888	780	(268)	$101,400

Identifiable assets	$6,154,104	251,377	(32,181)	$6,373,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)
			Institutional
			Securities
			and
	Mortgage		Investment	Insurance
	Banking	Banking	Banking	Agency	Eliminations(1)	Totals

	QUARTER ENDED SEPTEMBER 30, 2002

Net interest income	$17,309	20,743	606	277	311	$39,246

Non-interest income	$28,729	36,616	3,376	1,953	(2,682)	$67,992

Net income	$20,042	37,331	1,727	1,317	(2,133)	$58,284

Identifiable assets	$3,054,011	4,579,007	436,306	31,928	(435,088)	$7,666,164

	QUARTER ENDED SEPTEMBER 30, 2001

Net interest income	$7,728	19,250	623	240	(3,150)	$24,691

Non-interest income	$38,871	5,280	2,426	1,249	(782)	$47,044

Net income	$23,394	13,128	706	874	(1,292)	$36,810

Identifiable assets	$2,657,507	3,578,677	529,750	27,726	(420,360)	$6,373,300

(In thousands)
			Institutional
			Securities
			and
	Mortgage		Investment	Insurance
	Banking	Banking	Banking	Agency	Eliminations(1)	Totals

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Net interest income	$42,650	67,394	1,833	856	76	$112,809

Non-interest income	$114,296	54,859	6,632	5,492	(5,919)	$175,360

Net income	$85,843	69,678	3,238	3,626	(5,574)	$156,811

Identifiable assets	$3,054,011	4,579,007	436,306	31,928	(435,088)	$7,666,164

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Net interest income	$13,328	43,003	1,784	240	(3,320)	$55,035

Non-interest income	$110,783	20,111	6,468	2,982	(2,216)	$138,128

Net income	$72,112	29,142	1,338	1,699	(2,891)	$101,400

Identifiable assets	$2,657,507	3,578,677	529,750	27,726	(420,360)	$6,373,300

(1)	For purposes of the intersegment eliminations in the above table, income includes direct intersegment loan origination costs amortized as yield adjustment and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary. Assets include internal funding and investment in subsidiaries accounted for at cost.

h.	The fair value of the Company’s trading securities and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The following table summarizes Doral Financial’s holdings of trading securities as of September 30, 2002 and December 31, 2001.

TRADING SECURITIES	SEPTEMBER 30,	DECEMBER 31,
(IN THOUSANDS)	2002	2001

Mortgage-backed securities	$880,028	$740,797

Interest-only strips	344,563	236,468

Puerto Rico government and agencies	7,407	4,728

Other	294	11,335

Total	$1,232,292	$993,328

2. The following tables summarize amortized costs, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of available for sale securities as of September 30, 2002 and December 31, 2001.

Expected maturities of certain debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2002
(Dollars in thousands)					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES

GNMA

Due over ten years	$63,462	$1,675	$662	$64,475	6.14%

FHLMC and FNMA

Due over ten years	111,673	1,948	932	112,689	5.78%

DEBT SECURITIES

FHLB NOTES

Due over ten years	45,000	338	—	45,338	6.75%

FHLB ZERO COUPON

Due over ten years	104,384	16	—	104,400	6.87%

US TREASURY

Due over ten years	131,279	1,769	796	132,252	5.36%

	$455,798	$5,746	$2,390	$459,154	6.05%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2001
(Dollars in thousands)					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES

GNMA

Due from one to five years	$1,712	$12	$–	$1,724	4.50%
Due over ten years	60,069	136	1,064	59,141	6.38%

FHLMC and FNMA

Due over ten years	424,990	712	4,733	420,969	6.31%

DEBT SECURITIES

FHLB NOTES

Due over ten years	45,000	675	–	45,675	6.75%

FHLMC ZERO COUPON

Due over ten years	62,061	39	–	62,100	7.65%

US TREASURY

Due from five to ten years	49,520	–	145	49,375	5.00%

Due over ten years	294,040	85	4,930	289,195	5.37%

	$937,392	$1,659	$10,872	$928,179	6.06%

3. The following tables summarize amortized costs, unrealized gains and losses, approximate market values, weighted average yields and contractual maturities of held to maturity securities as of September 30, 2002 and December 31, 2001.

Expected maturities of certain mortgage-backed and debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF SEPTEMBER 30, 2002
(Dollars in thousands)					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES

GNMA

Due from five to ten years	$2,356	$98	$—	$2,454	6.74%

Due over ten years	11,829	570	—	12,399	6.99%

CMO CERTIFICATES

Due from one to five years	629	—	1	628	6.55%

Due from five to ten years	1,413	—	8	1,405	6.36%

Due over ten years	73,858	198	1,308	72,748	5.95%

DEBT SECURITIES

FHLB NOTES

Due over ten years	177,935	2,165	252	179,848	6.28%

FHLB ZERO COUPON

Due over ten years	161,178	2,069	181	163,066	7.02%

FHLMC ZERO COUPON

Due over ten years	36,420	324	602	36,142	7.87%

PR HOUSING BANK

Due from one to five years	5,000	25	—	5,025	6.00%

Due over ten years	3,305	—	—	3,305	6.20%

U.S. TREASURY

Due over ten years	61,087	6,759	—	67,846	5.36%

P.R. ECONOMIC DEVELOPMENT BANK NOTES

Due within a year	2,000	—	—	2,000	6.60%

OTHER

Due from one to five years	5,205	2	—	5,207	3.62%

Due from five to ten years	4,189	15	—	4,204	5.52%

Due over ten years	2,000	25	—	2,025	7.00%

	$548,404	$12,250	$2,352	$558,302	6.44%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2001
(Dollars in thousands)					Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield

MORTGAGE-BACKED SECURITIES

GNMA

Due from five to ten years	$2,878	$52	$-–	$2,930	6.75%

Due over ten years	15,429	368	-–	15,797	6.99%

CMO CERTIFICATES

Due from one to five years	3,139	-–	15	3,124	6.08%

Due from five to ten years	1,836	-–	9	1,827	6.50%

Due over ten years	100,936	420	1,598	99,758	5.89%

DEBT SECURITIES

FHLB NOTES

Due from five to ten years	5,000	100	-–	5,100	7.89%

Due over ten years	336,492	10,202	-–	346,694	6.46%

FHLB ZERO COUPON

Due over ten years	320,862	—	10,816	310,046	7.16%

PR HOUSING BANK

Due from five to ten years	5,000	—	-–	5,000	6.00%

Due over ten years	3,305	17	-–	3,322	6.20%

US TREASURY

Due over ten years	61,088	1,084	1,764	60,408	5.36%

P.R. ECONOMIC DEVELOPMENT BANK NOTES

Due from one to five years	2,000	10	-–	2,010	6.60%

OTHER

Due from one to five years	5,025	-–	-–	5,025	4.09%

Due from five to ten years	1,345	10	-–	1,355	6.68%

Due over ten years	2,000	15	-–	2,015	7.00%

	$866,335	$12,278	$14,202	$864,411	6.58%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE, NET
(In thousands)	SEPTEMBER 30, 2002	DECEMBER 31, 2001

Conventional single family residential loans	$1,958,602	$1,530,601

FHA/VA loans	93,859	98,207

Mortgage loans on residential multifamily	108,196	178,372

Construction and commercial real estate loans	168,916	140,169

Consumer loans secured by mortgages	51	145

	$2,329,624	$1,947,494

j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET
(Dollars in thousands)	SEPTEMBER 30, 2002		DECEMBER 31, 2001

	AMOUNT	PERCENT	AMOUNT	PERCENT

Construction loans	$448,421	56%	$368,961	55%

Residential mortgage loans	64,835	8%	63,546	9%

Commercial — secured by real estate	127,534	16%	123,414	18%

Consumer — secured by real estate	625	0%	870	0%

Consumer — other	59,983	7%	39,109	6%

Commercial non-real estate	17,277	2%	16,874	3%

Loans on saving deposits	8,850	1%	10,523	2%

Land secured	81,467	10%	46,602	7%

Loans receivable, gross	808,992	100%	669,899	100%

Less:

Undisbursed portion of loans in process	(11,837)		(10,302)

Unearned interest and deferred loan fees, net	(19,789)		(9,484)

Allowance for loan losses(1)	(7,973)		(6,000)

	(39,599)		(25,786)

Loans receivable, net	$769,393		$644,113

(1)	Does not include $7.1 million and $6.5 million of allowance for loan losses allocated to mortgage loans held for sale as of September 30, 2002 and December 31, 2001, respectively.

k.	Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Center, which became the new headquarters of Doral Financial. The bonds have varying interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building and underlying real property. On November 1, 2002, Doral Properties issued an additional $7.6 million in bonds through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”) to finance additional improvements to the Doral Financial Center. The additional bonds mature, subject to prior amortization requirements, on December 2029, and are also guaranteed by Doral Financial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

l.	The following table shows the changes in the Company’s mortgage servicing assets for each of the periods shown:

MORTGAGE SERVICING ASSETS ACTIVITY
(IN THOUSANDS)
	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Balance at beginning of period	$158,578	$152,683	$154,340	$139,795

Capitalization of rights	8,553	10,410	30,575	33,308

Amortization:

Scheduled	(6,619)	(5,162)	(19,262)	(14,332)

Unscheduled and impairment(1)	(7,459)	(3,103)	(12,600)	(3,943)

Balance at end of period	$153,053	$154,828	$153,053	$154,828

(1)	Includes an impairment allowance of $7.5 million recognized on the third quarter ended September 30, 2002. Prior to July 1, 2002, Doral Financial recorded impairment charges as a direct writedown of servicing assets. Effective July 1, 2002, impairment is recognized through a valuation allowance for each individual stratum of mortgage loans subject to servicing rights. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized.

m.	Adoption of SFAS 133

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

At September 30, 2002, December 31, 2001 and September 30, 2001, none of the Company’s derivatives were designated as hedges for accounting purposes. Accordingly, such derivatives are carried at fair values with changes therein reflected in earnings for the period.

n.	At September 30, 2002 and December 31, 2001, money market investments include $577.5 million and $273.5 million, respectively, of pledged money market investments. At September 30, 2002 and December 31, 2001, the carrying value of securities purchased under resell agreements included in money market investments was $422.2 million and $54.9 million, respectively. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions. At September 30, 2002 and December 31, 2001, the Company has repledged approximately $219.2 million and $6.7 million, respectively, of the underlying securities.

o.	Certain amounts reflected in the 2001 Consolidated Financial Statements have been reclassified to conform to the presentation for 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, retail banking (including thrift operations), institutional securities and investment banking operations and insurance agency activities. Doral Financial’s mortgage banking activities (its “mortgage banking business”), include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and the origination of construction loans and mortgage loans secured by income producing real estate and land.

         Doral Financial is currently in its 30th year of operations and is the leading originator and servicer of mortgage loans on single-family residences in Puerto Rico. The volume of loans originated and purchased by Doral Financial during the quarters ended September 30, 2002 and 2001 was approximately $1.3 billion and $1.1 billion, respectively. For the nine month periods ended September 30, 2002 and 2001, the volume of loans originated and purchased was approximately $3.8 billion and $3.1 billion, respectively. Doral Financial’s mortgage servicing portfolio increased to approximately $10.9 billion as of September 30, 2002, from $9.7 billion as of September 30, 2001. Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and supplementing such internal originations by purchases of mortgage loans on a servicing released basis.

         Doral Financial maintains a substantial portfolio of mortgage-backed securities. At September 30, 2002, Doral Financial held securities for trading with a fair market value of $1.2 billion, approximately $730.7 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in operations as part of trading activities.

         As part of its strategy to maximize net interest income, Doral Financial also invests in securities that were classified as available for sale or held to maturity. As of September 30, 2002, Doral Financial held approximately $548.4 million in securities and other investments that were classified as held to maturity. As of September 30, 2002, Doral Financial also held $459.2 million of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders’ equity and reported as “Accumulated other comprehensive loss, net of income tax,” in Doral Financial’s consolidated financial statements.

         For the quarters ended September 30, 2002 and 2001, Doral Financial’s banking subsidiaries contributed approximately $37.3 million and $13.1 million, or 64% and 36%, respectively, to the Company’s consolidated net income. For the first nine months of 2002 and 2001, Doral Financial’s banking subsidiaries contributed approximately $69.7 million and $29.1 million or 44% and 29%, respectively, to Doral Financial’s consolidated net income.

         The Company’s institutional securities and investment banking operation is conducted through Doral Securities, a NASD member subsidiary that provides institutional brokerage, financial advisory and investment banking services in Puerto Rico. For the quarters ended September 30, 2002 and 2001, Doral Securities had net income of approximately $1.7 million and $706,000, respectively. For the nine month periods ended September 30, 2002 and 2001, Doral Securities’ net income was approximately $3.2 million and $1.3 million, respectively.

         Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Insurance Agency, Inc. For the quarters ended September 30, 2002 and 2001, Doral Agency’s net income was approximately $1.3 million and $874,000, respectively. For the nine month periods ended September 30, 2002 and 2001, Doral Agency’s net income was approximately $3.6 million and $1.7 million, respectively.

         For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial’s mortgage banking, banking, institutional securities and investment banking and insurance agency activities segments, please refer to note “g” of the accompanying Consolidated Financial Statements.

         Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial’s principal mortgage banking units, and Doral Overseas, an international banking entity, are organized as operating divisions within the parent company. As of September 30, 2002, Doral Financial had assets of $3.2 billion at the parent company level.

         For a discussion regarding Doral Financial’s critical accounting policies please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

         The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain on mortgage loan sales and fees; (3) servicing income; (4) trading activities; (5) gain on sale of investment securities; and (6) commissions, fees and other income.

NET INCOME

         Doral Financial’s net income for the quarter ended September 30, 2002 was $58.3 million, an increase of $21.5 million, or 58%, from $36.8 million for the 2001 period. For the first nine months of 2002 and 2001, the Company’s net income amounted to $156.8 million and $101.4 million, respectively, an increase of 55%. The increase for the first nine months of 2002 was $61.3 million or 64% when compared to income before the cumulative gain-effect of a change in accounting principle of $95.5 million for the first nine months of 2001. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s retail banking units, which contributed approximately $69.7 million to Doral Financial’s consolidated net income for the nine months ended September 30, 2002, compared to $29.1 million for the respective 2001 period. Doral Securities, Doral Financial’s investment banking and institutional securities unit, contributed $3.2 million to consolidated net income for the nine months ended September 30, 2002, compared to $1.3 million for the respective 2001 period. Doral Agency, Doral Financial’s insurance agency, contributed $3.6 million to consolidated net income for the nine months ended September 30, 2002 compared to $1.7 million for the respective 2001 period. Diluted earnings per common share for the third quarter of 2002 were $0.74, an increase of 51% over the $0.49 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the nine months ended September 30, 2002 were $2.02, an increase of 52% over the $1.33 per diluted share before the cumulative effect of a change in accounting principle recorded for the same period a year ago.

         Net Interest Income

         Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

         Net interest income for the third quarter of 2002 and 2001 was $39.2 million and $24.7 million, respectively, an increase of 59%. For the first nine months of 2002 and 2001 net interest income amounted to $112.8 million and $55.0 million, respectively, an increase of 105%. The increase in net interest income for the third quarter and first nine months of 2002, compared to the respective 2001 periods, was principally due to the combined effect of an increase in

Doral Financial’s average balance of net interest-earning assets and increases in Doral Financial’s net interest spread and margin resulting from the reduction of borrowing costs experienced during the periods.

         The Company’s retail banking subsidiaries contributed $20.7 million to the consolidated net interest income for the third quarter of 2002, compared to $19.3 million for the third quarter of 2001. During the first nine months of 2002, the Company’s retail banking subsidiaries contributed approximately $67.4 million to the consolidated net interest income, compared to $43.0 million for the first nine months of 2001.

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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED SEPTEMBER 30,

	2002			2001

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:

Interest-Earning Assets:

Total Loans(1)	$2,970,270	$52,467	7.01%	$2,256,236	$42,994	7.56%

Mortgage-Backed Securities(2)	1,563,330	33,795	8.58%	1,760,976	26,347	5.94%

Investment Securities	939,125	13,694	5.79%	977,480	13,654	5.54%

Other Interest-Earning Assets(3)	1,323,820	5,413	1.62%	745,980	9,831	5.23%

Total Interest-Earning Assets/Interest Income	6,796,545	$105,369	6.15%	5,740,672	$92,826	6.42%

Total Non-Interest-Earning Assets	606,596			679,269

Total Assets	$7,403,141			$6,419,941

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Interest-Bearing Liabilities:

Loans Payable	$205,753	$1,639	3.16%	$230,020	$2,697	4.65%

Repurchase Agreements	2,379,665	23,322	3.89%	2,685,744	31,193	4.61%

Deposits	2,126,517	18,778	3.50%	1,534,892	17,676	4.57%

Other Borrowed Funds(4)	1,539,652	22,384	5.77%	971,541	16,569	6.77%

Total Interest-Bearing Liabilities/Interest Expense	6,251,587	$66,123	4.20%	5,422,197	$68,135	4.99%

Total Non-Interest-Bearing Liabilities	188,865			346,451

Total Liabilities	6,440,452			5,768,648

Stockholders’ Equity	962,689			651,293

Total Liabilities and Stockholders’ Equity	$7,403,141			$6,419,941

Net Interest-Earning Assets	$544,958			$318,475

Net Interest Income		$39,246			$24,691

Interest Rate Spread(5)			1.95%			1.43%

Interest Rate Margin(5)			2.29%			1.71%

Net Interest-Earning Assets Ratio			108.72%			105.87%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Includes interest income received with respect to interest-only strips (“IOs”).

(3)	Consists of money market instruments, reverse repurchase agreements and deposits in other banks.

(4)	Consists of advances from FHLB-NY and notes payable.

(5)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,

	2002			2001

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:

Interest-Earning Assets:

Total Loans(1)	$2,851,064	$148,983	6.99%	$2,081,941	$117,926	7.57%

Mortgage-Backed Securities(2)	1,674,480	94,767	7.57%	1,558,007	70,750	6.07%

Investment Securities	1,125,295	51,915	6.17%	1,093,941	53,721	6.57%

Other Interest-Earning Assets(3)	997,800	12,117	1.62%	585,880	22,323	5.09%

Total Interest-Earning Assets/Interest Income	6,648,639	$307,782	6.19%	5,319,769	$264,720	6.65%

Total Non-Interest-Earning Assets	591,410			639,580

Total Assets	$7,240,049			$5,959,349

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Interest-Bearing Liabilities:

Loans Payable	$193,048	$4,397	3.05%	$284,660	$12,521	5.88%

Repurchase Agreements	2,585,526	75,239	3.89%	2,446,625	94,609	5.17%

Deposits	1,985,966	54,242	3.65%	1,427,660	53,342	5.00%

Other Borrowed Funds(4)	1,400,294	61,095	5.83%	984,751	49,213	6.68%

Total Interest-Bearing Liabilities/Interest Expense	6,164,834	$194,973	4.23%	5,143,696	$209,685	5.45%

Total Non-Interest-Bearing Liabilities	216,470			241,622

Total Liabilities	6,381,304			5,385,318

Stockholders’ Equity	858,745			574,031

Total Liabilities and Stockholders’ Equity	$7,240,049			$5,959,349

Net Interest-Earning Assets	$483,805			$176,073

Net Interest Income		$112,809			$55,035

Interest Rate Spread(5)			1.96%			1.20%

Interest Rate Margin(5)			2.27%			1.38%

Net Interest-Earning Assets Ratio			107.85%			103.42%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Includes interest income received with respect to IOs.

(3)	Consists of money market instruments, reverse repurchase agreements and deposits in other banks.

(4)	Consists of advances from FHLB-NY and notes payable.

(5)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	SEPTEMBER 30,

	2002 COMPARED TO 2001
	INCREASE (DECREASE) DUE TO:

	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE

TOTAL LOANS	$13,495	$(4,022)	$9,473

MORTGAGE-BACKED SECURITIES	(2,935)	10,383	7,448

INVESTMENT SECURITIES	(531)	571	40

OTHER INTEREST EARNING ASSETS	7,555	(11,973)	(4,418)

TOTAL INTEREST INCOME VARIANCE	$17,584	$(5,041)	$12,543

INTEREST EXPENSE VARIANCE

LOANS PAYABLE	(282)	(776)	(1,058)

REPURCHASE AGREEMENTS	(3,528)	(4,343)	(7,871)

DEPOSITS	6,759	(5,657)	1,102

OTHER BORROWED FUNDS	9,615	(3,800)	5,815

TOTAL INTEREST EXPENSE VARIANCE	12,564	(14,576)	(2,012)

NET INTEREST INCOME VARIANCE	$5,020	$9,535	$14,555

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,

	2002 COMPARED TO 2001
	INCREASE (DECREASE) DUE TO:

	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE

TOTAL LOANS	$43,667	$(12,610)	$31,057

MORTGAGE-BACKED SECURITIES	5,302	18,715	24,017

INVESTMENT SECURITIES	1,545	(3,351)	(1,806)

OTHER INTEREST EARNING ASSETS	15,725	(25,931)	(10,206)

TOTAL INTEREST INCOME VARIANCE	$66,239	$(23,177)	$43,062

INTEREST EXPENSE VARIANCE

LOANS PAYABLE	(4,040)	(4,084)	(8,124)

REPURCHASE AGREEMENTS	5,386	(24,756)	(19,370)

DEPOSITS	20,936	(20,036)	900

OTHER BORROWED FUNDS	20,819	(8,937)	11,882

TOTAL INTEREST EXPENSE VARIANCE	$43,101	$(57,813)	$(14,712)

NET INTEREST INCOME VARIANCE	$23,138	$34,636	$57,774

INTEREST INCOME

         Total interest income increased from $92.8 million during the third quarter of 2001, to $105.4 million during the third quarter of 2002, an increase of 14%. For the nine months ended September 30, 2002 interest income increased by approximately $43.1 million to $307.8 million compared to $264.7 million for the first nine months of 2001. The increases in interest income during both periods are primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $5.3 billion for the nine months ended September 30, 2001 to $6.6 billion for the nine months ended September 30, 2002.

         Interest income on loans increased by $9.5 million or 22% during the third quarter of 2002, compared to the respective 2001 period. For the first nine months of 2002, interest income on loans increased by $31.1 million or 26% as compared to the respective 2001 period. The increases during 2002 reflect an increase in the level of loans held by Doral Financial compared to 2001, due to the increased volume of loan originations and purchases.

         Interest income on mortgage-backed securities, including IOs, for the third quarter of 2002 increased by 29% compared to the respective 2001 period. For the quarters ended September 30, 2002 and 2001, interest income on mortgage-backed securities amounted to $33.8 million and $26.3 million, respectively. During the first nine months of 2002, interest income on mortgage-backed securities was $94.8 million, versus $70.8 million for the comparable 2001 period. The results for the 2002 periods reflect increased yields on the Company's holdings of IOs. Doral Financial creates IOs in connection with the sale of mortgage loans in bulk. See “Amortization of IOs and Servicing Assets.” During the first nine months of 2002, Doral Financial was generally able to collect higher amounts on its IOs net of amortization because the pass-through rates paid to investors tied to floating rates tended to decline more than the weighted average interest rates of the loans (generally non-conforming loans) underlying the IOs, thereby increasing the interest rate spread earned by Doral Financial on its IOs. The increase also reflects increased holdings of tax-exempt Puerto Rico GNMA securities, U.S. FHLMC/FNMA mortgage-backed securities and IOs. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial’s international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes and are entitled to the portfolio interest deduction with respect to interest earned on these securities.

         Interest income on investment securities amounted to $13.7 million during the third quarter of 2002, and was essentially unchanged, as compared to the respective 2001 period. For the first nine months of 2002, interest income on investment securities decreased by $1.8 million or 3%, as compared to the respective 2001 period. The decrease in interest income on investment securities during this period reflects the redemption prior to their stated maturity of a significant amount of callable debt securities.

         Interest income on other interest-earning assets decreased by $4.4 million or 45% during the third quarter ended September 30, 2002 as compared to the same quarter of 2001. Interest income on other interest-earning assets was $12.1 million for the nine months ended September 30, 2002, as compared to $22.3 million for the comparable period of 2001. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The decrease from 2001 to 2002 was due primarily to reductions in short-term interest rates.

INTEREST EXPENSE

         Total interest expense decreased to $66.1 million during the third quarter of 2002, from $68.1 million for the respective 2001 period, a reduction of 3%. Total interest expense for the first nine months of 2002 was $195.0 million, compared to $209.7 million for the same period of 2001, a decrease of 7%. The decrease in interest expense for the 2002 periods was due to a decrease in the average cost of borrowings due to the declining interest rate environment that was partly offset by increased borrowings to finance Doral Financial’s loan production and investment activities. Average balance of interest-bearing liabilities increased to $6.2 billion at an average cost of 4.23% for the nine month period ended September 30, 2002, compared to $5.1 billion at an average cost of 5.45% for the nine month period ended September 30, 2001.

         Interest expense related to loans payable decreased by $1.1 million or 39% during the third quarter of 2002 compared to the same period of 2001. For the first nine months of 2002 interest expense related to loans payable was $4.4 million, a decrease of 65% compared to $12.5 million for the same period of 2001. The decrease in interest expense on loans payable was principally due to the decrease in the average balance of loans payable outstanding from $284.7 million to $193.0 million for the nine month period ended September 30, 2001 and September 30, 2002, respectively. The decrease in loans payable reflects Doral Financial’s use of alternative funding sources such as repurchase agreements and FHLB advances to fund its activities. The weighted-average interest rate cost for borrowings under Doral Financial’s loans payable was 3.16% and 4.65% for the third quarters of 2002 and 2001, respectively, and 3.05% and 5.88% for the nine month periods then ended, respectively.

         Interest expense related to securities sold under agreements to repurchase decreased by $7.9 million or 25% during the third quarter of 2002 compared to the same period of 2001. During the first nine months of 2002 interest expense related to securities sold under agreements to repurchase was $75.2 million versus $94.6 million for the corresponding 2001 period, a decrease of 21%. The decrease in interest expense on securities sold under agreements to repurchase during the third quarter of 2002 reflected lower borrowing costs, as compared to the respective 2001 period. The weighted average interest rate cost of borrowings under repurchase agreements was 3.89% and 4.61% for the third quarter of 2002 and 2001, respectively. For the first nine months of 2002, the decrease in interest expense on securities sold under agreements to repurchase reflected lower borrowing costs that were offset in part by increased borrowings to finance mortgage-backed securities and other investment securities. The weighted average interest rate cost of borrowings under repurchase agreements was 3.89% and 5.17% for the nine month periods ended September 30, 2002 and 2001, respectively.

         Interest expense on deposits increased by $1.1 million, or 6%, for the third quarter of 2002 as compared to the respective 2001 period. The increase in interest expense on deposits reflects the increase in deposits held at Doral Financial’s retail banking subsidiaries. The average balance of deposits increased to $2.1 billion for the quarter ended September 30, 2002, from $1.5 billion for the third quarter of 2001. For the first nine months of 2002, interest expense on deposits was $54.2 million, an increase of 2% as compared to $53.3 million recorded for the same period of 2001. This increase is primarily related to the increase in the average balance of deposits during the period. The average balance of deposits was $2.0 billion for the nine month period ended September 30, 2002, compared to $1.4 billion for the nine month period ended September 30, 2001, an increase of 43%. The average interest cost on deposits was 3.50% and 3.65%, respectively, for the quarter and nine month periods ended September 30, 2002, compared to 4.57% and 5.00% for the respective 2001 periods.

         Interest expense on other borrowed funds was $22.4 million for the quarter ended September 30, 2002, compared to $16.6 million for the same period a year ago, an increase of 35%. For the first nine months of 2002, interest expense on other borrowed funds increased by 24% to $61.1 million from $49.2 million in 2001. This increase is due to an increase in FHLB advances of $524.0 million from September 30, 2001 to September 30, 2002 and in notes payable of $159.0 million from September 30, 2001 to September 30, 2002. For the third quarter and first nine months of 2002, the weighted average interest rate for other borrowed funds was 5.77% and 5.83%, respectively, compared to 6.77% and 6.68%, for the corresponding 2001 periods.

PROVISION FOR LOSSES

         The provision for loan losses relates to loans held by Doral Financial. The provision is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial’s loss experience, current delinquency rates, known and inherent risk in the loan portfolio, the estimated value and equity of any underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Doral Financial made provisions to its allowance for loan losses of $2.1 and $3.8 million, respectively, for the quarter and nine month periods ended September 30, 2002, compared to approximately $1.1 million and $3.1 million for the respective 2001 periods.

NON-INTEREST INCOME

         Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 18% during the third quarter of 2002 to $53.0 million, compared to $44.8 million for the same period of 2001. For the nine month periods ended September 30, 2002 and 2001, mortgage loans sales and fees were $157.2 million and $136.2 million, respectively, an increase of 15%. The increase for 2002 was mainly the result of a greater volume of loan securitizations and sales and the ability of the Company to obtain higher profitability through higher loan fees and the creation of interest-only strips (“IOs”) in connection with bulk sales of mortgage loans to institutional investors. See “Amortization of IOs and Servicing Assets.”

         Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The fees on residential mortgage loans generally range from 0.25% to 0.50% of the declining outstanding principal amount of the serviced loan. As of September 30, 2002, the weighted average servicing fee rate for the entire portfolio was 0.34%. The size of Doral Financial’s loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. Net servicing losses, for the quarters ended September 30, 2002 and 2001 was approximately $5.6 million and $704,000, respectively. For the nine month period ended September 30, 2002, net servicing loss was approximately $6.3 million compared to a gain of $3.8 million for the corresponding period of 2001.

         The decrease in the amount of loan servicing income for the third quarter and first nine months of 2002 was primarily due to the increase in the amortization and impairment of mortgage servicing assets. Increased amortization and impairment offset the increase in gross servicing fees of 12% and 16% for the third quarter and first nine months of 2002, respectively, compared to the respective 2001 periods, produced by the increase in the size of the servicing portfolio. The increase in amortization was the result of a larger servicing portfolio and an increase in unscheduled amortization and impairment related to actual and expected increases in prepayments due to declining mortgage interest rates. Prior to July 1, 2002, Doral Financial recorded impairment charges as a direct write down of servicing assets. Effective July 1, 2002, impairment is recognized through a valuation allowance for each individual stratum of mortgage loans subject to servicing rights. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized. Total amortization and impairment charges were $14.1 million and $8.3 million for the quarters ended September 30, 2002 and 2001, respectively. For the first nine months of 2002 and 2001 total amortization and impairment charges were $31.9 million and $18.3 million, respectively. Doral Financial recognized unscheduled amortization of $5.1 million plus an impairment charge of $7.5 million during the first nine months of 2002, due to the increase in prepayment estimates associated with falling interest rates. See Note 1 to the unaudited consolidated financial statements contained herein. The mortgage servicing portfolio was approximately $10.9 billion at September 30, 2002, compared to $9.7 billion as of September 30, 2001. The value of the servicing asset assigned to a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gains on Mortgage Loans Sales and Fees” at the time of sale. During the nine months ended September 30, 2002 and 2001, Doral Financial recognized servicing assets of $25.8 million and $29.2 million, respectively, in connection with the sale of internally originated loans.

         Trading Activities. Trading activities include all gains or losses, whether realized or unrealized, in the market value of Doral Financial’s trading securities, as well as gains or losses on options, future contracts and other derivative instruments used for interest rate management purposes. Trading activities for the quarters ended September 30, 2002 resulted in a gain of $4.8 million compared to a loss of $3.5 million for the third quarter of 2001. Gain on trading activities was related primarily to realized and unrealized gains with respect to trading securities, partly offset by realized and unrealized losses on derivative instruments. Net realized gains on sale of trading securities was $47.6 million for the quarter ended September 30, 2002 compared to a loss of approximately $250,000 for the 2001 period. The increase in realized gains was primarily tied to increased volume in trading activities at the Company’s international banking entities. Trading activities for the quarters ended September 30, 2002 and 2001, included $2.7 million of unrealized gains and $1.9 million of unrealized losses, respectively, on the value of its trading securities pursuant to SFAS No. 115. For the quarters ended September 30, 2002 and 2001, net realized and unrealized losses on derivative instruments were $45.5 million and $1.4 million, respectively. The higher losses sustained on derivative instruments during the 2002 period resulted from derivative contracts entered into to protect Doral Financial’s net interest income and the value of its trading assets from a possible rise in interest rates that did not materialize during the period. Trading activities for the nine month period ended September 30, 2002, resulted in losses of $6.9 million compared to $18.4 million in losses during the respective 2001 period. For the nine month period ended September 30, 2002, net realized gains on sales of trading securities were $59.2 million compared to losses of $2.7 million for 2001 period. For the nine months ended September 30, 2002 and 2001 net realized and unrealized losses on derivative instruments were $75.7 million and $8.2 million, respectively. Trading activities for the nine month periods ended September 30, 2002 and 2001 included $9.6 million of unrealized gains and $7.5 million of unrealized losses, respectively, on the value of its trading securities pursuant to SFAS No. 115. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE E
COMPONENTS OF TRADING ACTIVITIES
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30

	2002	2001	2002	2001

Net realized gains and (losses) on sales of trading securities	$47,581	$(250)	$59,185	$(2,650)

Net unrealized gains and (losses) on trading securities	2,721	(1,878)	9,602	(7,533)

Net realized and unrealized losses on derivative instruments	(45,496)	(1,411)	(75,680)	(8,226)

Total	$4,806	$(3,539)	$(6,893)	$(18,409)

         Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sales of securities classified as available for sale. For the third quarter and first nine months of 2002, sale of investment securities resulted in a gain of $10.1 million and $16.1 million, respectively, compared to gains of $1.5 million and $3.7 million, respectively, for the corresponding 2001 periods, reflecting increased sales activities and favorable pricing due to the declining interest rate environment. Proceeds from sales of securities available for sale amounted to $5.1 billion for the first nine months of 2002 compared to $1.7 billion for the first nine months of 2001.

         Commissions, Fees and Other Income. Other income, commissions and fees increased 14% during the third quarter of 2002 from $5.0 million for the quarter ended September 30, 2001 to $5.7 million for the quarter ended September 30, 2002. For the first nine months of 2002, commissions, fees and other income increased 18%, compared to the respective 2001 period. The increases during the 2002 periods were due primarily to increased commissions and fees earned by Doral Financial’s retail banking and insurance agency subsidiaries. For the third quarter and first nine months of 2002, insurance agency activities produced commissions of $1.8 million and $5.0 million, respectively, compared to $1.2 million and $2.9 million for the corresponding 2001 periods. Deposit and other retail banking fees increased from $1.5 million for the third quarter of 2001 to $2.0 million for the third quarter of 2002 and from $3.5 million for the first nine months of 2001 to $5.6 million for the first nine months of 2002. Set forth below is a summary of Doral Financial’s principal sources of fees and commissions.

TABLE F
FEES AND COMMISSIONS
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Deposit and other retail banking fees	$2,015	$1,459	$5,570	$3,507

Securities fees and commissions	2,824	1,449	4,492	3,409

Insurance fees and commissions	1,759	1,185	5,027	2,918

Other Income	2,821	3,587	5,785	5,733

Eliminations intersegment(1)	(3,757)	(2,649)	(5,658)	(2,649)

Total	$5,662	$5,031	$15,216	$12,918

(1)	Related primarily to fees and commissions paid to the Company’s institutional securities subsidiary, intercompany rental income and other miscellaneous income.

NON-INTEREST EXPENSE

         Total non-interest expense increased by 25% during the third quarter ended September 30, 2002, compared to the respective 2001 period. The increase reflects increases in compensation, advertising, occupancy and other expenses resulting from the continued expansion of Doral Financial’s retail mortgage banking and banking franchises and expenses related to increased loan originations and servicing. For the nine months period ended September 30, 2002 total non-interest expense increased by 24% from the comparable 2001 period. For the quarter and nine months ended

September 30, 2002, compensation and benefits, which is the largest component of non-interest expense, increased by 17% and 14%, respectively, due to increases in salaries and incentives. As of September 30, 2002, Doral Financial had 2,000 employees compared to 1,831 employees as of September 30, 2001.

INCOME TAXES

         The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the third quarters of 2002 and 2001, the effective income tax rate of Doral Financial was 16% and 13%, respectively. For the nine month periods ended September 30, 2002 and 2001, the effective income tax rate of Doral Financial was 15% and 12%, respectively. The increase in the effective tax rates for the 2002 periods reflected increased revenues from the Company’s non-tax advantaged operations such as its insurance agency and institutional securities operations.

         The lower effective tax rates experienced by Doral Financial compared to the maximum statutory rates reflect the fact that the portion of the net interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from income tax under Puerto Rico law. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because Doral Financial is entitled to rely on the portfolio interest deduction. In addition, Doral Financial’s international banking entities may invest in various U.S. securities the income on which is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $56.1 million and $32.5 million for the nine month periods ended September 30, 2002 and 2001, respectively.

         Except for the operations of Doral Bank-NY and Doral Money, substantially all of the Company’s operations are conducted through Puerto Rico subsidiaries in Puerto Rico. Doral Bank-NY and Doral Money are US corporations and are subject to U.S. income-tax on their income derived from all sources. For the nine month periods ended September 30, 2002 and 2001, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $4.6 million and $246,000, respectively.

AMORTIZATION OF IOs AND SERVICING ASSETS

         Whenever Doral Financial sells a mortgage loan, it allocates the cost of the loan between the loan, the related mortgage servicing right (the “servicing asset” or “mortgage servicing right”) and any IOs retained in connection with such sale based on their relative fair values. Doral Financial creates IOs in connection with the sale of loans in bulk or in securitization transactions. IOs are created on the sale of mortgage loans with servicing retained and represent the estimated present value of the cash flows that Doral Financial expects to receive in the future on the economic interest it retains on loans sold or securitized. The value of IOs reflects the present value of the excess of the weighted-average coupon on the loans sold over the sum of: (i) the pass-through interest paid to the investor and (ii) a servicing fee generally equal to 25 basis points, after adjusting such amount for expected losses and prepayments. The pass-through interest rate payable to the investor may be a fixed rate or a floating rate, which in the later case is generally based on a spread over the three-month LIBOR rate. The IOs are recorded at the time of the sale of the related loans as an adjustment to the carrying basis of the loans sold. To compute the value of the IOs, Doral Financial multiplies the interest spread it is entitled to retain on the loans sold by the principal balance of the mortgage pool being sold. The resulting product is then multiplied by a market factor which Doral Financial obtains from an independent third party financial institution that in turn derives the factor by reference to internal valuation models that incorporate assumptions regarding discount rates and mortgage prepayment rates. The market factor used by Doral Financial to value IOs ranged from 4.25% to 5.50% during the first nine months of 2002 compared to 5.50% during the first nine months of 2001. While Doral Financial has consistently sold some IOs in private sales, currently there is no liquid market for the purchase and sale of IOs.

         The value assigned to the IOs reduces the basis of the related mortgage loan sold and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. Doral Financial recognized IOs with a value of approximately $48.8 million during the third quarter of 2002, compared to $36.3 million for the third quarter of 2001. For the nine month periods ended September 30, 2002 and 2001, the Company recorded IOs in the amount of $139.4 million and $103.4 million, respectively.

         The initial recorded value of IOs is amortized over the expected life of the asset, and the amortization is recorded as a reduction of interest income. The amortization of IOs is based on the amount and timing of estimated future cash flows to be received with respect to the IOs. Throughout the life of the IOs, Doral Financial continues to monitor changes in interest rates to determine whether the assumptions selected to value the IOs are still appropriate in light of changes in market conditions. It also attempts to corroborate the value assigned to the IOs through use of internal valuation models that incorporate assumptions regarding the direction of interest rates and prepayment rates. The reasonableness of management’s assumptions are confirmed through independent valuations performed by third parties on a quarterly basis. To the extent changes in interest rates or prepayment rates so warrant, Doral Financial will increase or decrease the recorded value of the IOs and increase or decrease the level of amortization. Amortization of IOs for each of the quarters ended September 30, 2002 and 2001, was approximately $9.5 million and $8.7 million, respectively. For the nine month periods ended September 30, 2002 and 2001 amortization of IOs was approximately $36.1 million and $21.5 million, respectively. The increase in the amortization for the nine month period ended September 30, 2002 compared to the corresponding 2001 period is due to the increase in the amount of IOs as well as increased amortization resulting from increased mortgage prepayment rates tied to decreases in interest rates. The carrying amount of the IOs is reflected in Doral Financial’s consolidated statements of condition as a component of “Trading securities, at fair value.” As of September 30 2002 and 2001, the carrying amount of IOs and other residual interests retained in securitization transactions recorded on Doral Financial’s financial statements was $344.6 million and $230.9 million, respectively.

         The servicing asset represents the present value of the servicing fees expected to be received on the loan over the expected term of the loan. Doral Financial determines the fair value of its servicing assets by reference to prices paid by independent third parties in market transactions for similar mortgage servicing rights. During the first nine months of 2002 and 2001, the market prices used to value Doral Financial’s servicing assets varied from 1.50% to 2.30% of the principal amount of the loans subject to the servicing rights, with GNMA, FNMA and FHLMC servicing rights generally having higher prices than servicing rights for non-conforming loans. In addition, the value of Doral Financial’s FNMA, FHLMC and GNMA mortgage servicing portfolio is evaluated on a periodic basis by an independent third party.

         The value of the servicing asset assigned to a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. During the nine months ended September 30, 2002 and 2001, Doral Financial recognized servicing assets of $25.8 million, and $29.2 million, respectively, in connection with the sale of internally originated loans. Servicing assets purchased in bulk from third parties are initially recorded on Doral Financial’s financial statement at the amount paid for such assets. The unamortized balance of the servicing assets is reflected on Doral Financial’s Consolidated Statements of Financial Condition. No servicing assets have been recognized for the portion of Doral Financial’s mortgage servicing portfolio consisting of loans internally originated by Doral Financial prior to the adoption in 1995 of SFAS No. 122 amounting to approximately $525.7 million.

         Doral Financial’s servicing assets are amortized in proportion to, and over the period of, estimated servicing income. Amortization of servicing assets is included as a component of “Servicing Income” in Doral Financial’s Consolidated Statements of Income.

         For additional information regarding the unamortized balance of Doral Financial’s servicing assets and amortization for the quarters and nine month periods ended September 30, 2002 and 2001, please refer to Note l to the unaudited consolidated financial statements contained herein.

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

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

         The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE G
LOAN PRODUCTION
(Dollars in Thousands,
Except for Average Initial Loan Balance)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

FHA/VA mortgage loans

Number of loans	1,405	1,369	4,694	4,466

Volume of loans	$125,415	$111,042	$413,657	$394,490

Percent of total volume	9%	10%	11%	13%

Conventional conforming mortgage loans

Number of loans	3,454	2,924	10,490	8,405

Volume of loans	$511,672	$451,656	$1,511,815	$1,036,767

Percent of total volume	39%	41%	40%	34%

Conventional non — conforming mortgage loans(1)(2)

Number of loans	6,849	5,895	17,362	15,253

Volume of loans	$523,631	$380,778	$1,350,611	$1,249,843

Percent of total volume	39%	35%	36%	41%

Other(3)

Number of loans	534	378	1,473	1,201

Volume of loans	$168,545	$149,847	$494,947	$378,386

Percent of total volume	13%	14%	13%	12%

Total loans

Number of loans	12,242	10,566	34,019	29,325

Volume of loans	$1,329,263	$1,093,323	$3,771,030	$3,059,486

Average initial loan balance	$108,582	$103,475	$110,851	$104,330

(1)	Includes $15.1 million and $13.7 million in second mortgages for the quarters ended September 30, 2002 and 2001, respectively and $44.1 million and $43.3 million in second mortgages for the nine month periods ended September 30, 2002 and 2001, respectively.

(2)	Includes $30.7 million and $24.9 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended September 30, 2002 and 2001, respectively and $69.7 million and $98.7 million for the nine month periods ended September 30, 2002 and 2001, respectively.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

         A substantial portion of Doral Financial’s total mortgage loan originations has consistently been comprised of refinance loans. For the nine months ended September 30, 2002 and 2001, refinance loans represented approximately 55% and 50%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties) for both periods. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes.

         The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

TABLE H
LOAN ORIGINATION SOURCES

	NINE MONTH PERIOD ENDED SEPTEMBER 30,

	2002			2001

	Puerto Rico	US	Total	Puerto Rico	US	Total

Retail	54%	–	54%	56%	–	56%

Wholesale(1)	31%	1%	32%	30%	–	30%

New Housing Developments	10%	–	10%	8%	1%	9%

Multi-family	–	1%	1%	–	1%	1%

Other(2)	2%	1%	3%	3%	1%	4%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders. Puerto Rico wholesale purchases include U.S. mortgage loans purchased by Doral Financial’s Puerto Rico based companies.

(2)	Refers to commercial, consumer and land loans originated through the retail banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

         Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing released basis as well as servicing rights in bulk. During the third quarters of 2002 and 2001, Doral Financial purchased servicing rights to approximately $83.1 million and $99.9 million, respectively, in principal amount of mortgage loans. For the nine month periods ended September 30, 2002 and 2001, the Company purchased servicing rights to approximately $275.2 million and $259.3 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

         The following table sets forth certain information regarding the total mortgage loan servicing portfolio of Doral Financial for the periods indicated:

TABLE I
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans Prepaid)

	AS OF SEPTEMBER 30,

	2002	2001

COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:

GNMA	$3,185,036	$3,279,140

FHLMC/FNMA	2,724,419	2,594,788

Doral Financial grantor trusts	53,432	70,164

Other conventional mortgage loans(1)	4,960,373	3,781,089

Total servicing portfolio	$10,923,260	$9,725,181

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:

Number of loans	140,061	133,952

Weighted average interest rate	7.47%	7.67%

Weighted average remaining maturity (months)	255	253

Weighted average servicing fee rate	.3378%	.3231%

Average servicing portfolio	$10,583,886	$9,279,544

Principal prepayments	$1,187,139	$927,219

Prepayments to average portfolio (annualized)	15%	13%

Average size of loans prepaid	$76,937	$68,693

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:

60-89 days past due	1.30%	1.45%

90 days or more past due	2.04%	2.15%

Total delinquencies excluding foreclosures	3.34%	3.60%

Foreclosures pending	1.57%	1.31%

SERVICING PORTFOLIO ACTIVITY:

Beginning servicing portfolio	$10,006,380	$8,804,706

Add:

Loans funded and purchased(2)	2,167,514	1,907,052

Bulk servicing acquired	275,236	259,348

Less:

Servicing sales transferred	59,219	138,548

Run-off(3)	1,466,651	1,107,377

Ending servicing portfolio	$10,923,260	$9,725,181

(1)	Includes $2.0 billion and $1.2 billion of loans owned by Doral Financial at September 30, 2002 and 2001, respectively, which represented 18% and 12% of the total servicing portfolio as of such dates.

(2)	Excludes approximately $1.6 billion and $1.2 billion of commercial, consumer, construction and other loans not included in Doral Financial’s mortgage servicing portfolio as of September 30, 2002 and 2001, respectively.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

         Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2002 and 2001, approximately 4% and 5%, respectively, of Doral Financial’s mortgage servicing portfolio was related to mortgages secured by real property located outside Puerto Rico in the U.S. mainland.

         The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.2 billion and $927.2 million for the nine months ended September 30, 2002 and 2001, respectively. This represented approximately 15% and 13%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral

Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

CREDIT RISKS RELATED TO LOAN ACTIVITIES

         With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed up to 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750. Loan-to-value ratios for residential mortgage loans generally do not exceed 80% (85% for certain qualifying home purchase transactions through Doral Bank PR) unless private mortgage insurance is obtained.

         Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”), including loans secured by multi-family projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. As of September 30, 2002, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $2.2 billion. The maximum amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.4 billion. As of September 30, 2002, Doral Financial maintained a reserve of $2.8 million for potential losses from such arrangements which is included in “Accrued expenses and other liabilities” in Doral Financial’s Consolidated Financial Statements.

         Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.

         Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represent loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. As of September 30, 2002, approximately 56% or $448.4 million of Doral Financial’s gross loans receivable portfolio totaling $809.0 million consisted of construction loans, primarily for residential projects.

         Doral Financial manages credit risk by maintaining sound underwriting standards, monitoring the quality of the loan portfolio, assessing reserves and loan concentrations, recruiting qualified credit officers, implementing and monitoring lending policies and collateral requirements, maintaining appropriate collection procedures and instituting procedures to ensure appropriate actions to comply with laws and regulations. Doral Financial’s collateral requirements for loans depend on the financial strength of the borrower and the type of loan involved. Acceptable collateral principally includes cash, deposit and investment accounts and real estate, and, to a lesser extent, liens on accounts receivable, lease receivables, inventory and personal property. In the case of non-conforming loans sold subject to recourse, Doral Financial also generally requires lower loan-to-value ratios to protect itself from possible losses on foreclosure.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

         Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Beginning in the second quarter of 2002, conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, its accrued interest to date is fully reserved. Prior to the second quarter of 2002, mortgage loans held-for-sale by Doral Financial’s mortgage banking units were placed on a non-accrual basis if they had been delinquent for over a year and concern existed as to ultimate collectibility based on loan-to-value ratios and only accrued interest over one year was fully reserved. This change in policy resulted in an increase in the amount of residential mortgage loans held by the mortgage banking units classified as non-accrual as reflected in the table below. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable because these loans are adequately secured by real estate, usually have a low loan-to-value ratio, and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of September 30, 2002 and 2001, Doral Financial would have recognized $5.0 million and $1.4 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans receivable for impairment. Impaired loans as of September 30, 2002 and December 31, 2001 amounted to approximately $497,000 and $2.1 million, respectively. Under the sale agreement, Doral Financial is required to advance scheduled payments of principal and interest on the loans. During the nine months ended September 30, 2002, the Company sold approximately $64.0 million of residential FHA insured or VA guaranteed delinquent loans. No FHA/VA delinquent loans were sold during the third quarter of 2002. Doral Financial determined that, given the fair value of the loans’ collateral, no impairment allowance was necessary at September 30, 2002 or December 31, 2001.

         The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE J
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	SEPTEMBER 30, 2002	DECEMBER 31, 2001

Mortgage banking business:

Non-accrual loans:

Construction loans	$497	$705

Residential mortgage loans(1)	13,883	3,742

Construction loans past due 90 days and still accruing	2,101	—

Loans held-for-sale past due 90 days and still accruing(2)	56,519	55,966

OREO	10,834	7,924

Total NPAs of mortgage banking business	83,834	68,337

Other lending activities through banking subsidiaries:

Non-accrual loans:

Construction	654	1,184

Residential mortgage loans	8,081	5,276

Commercial real estate	4,152	1,651

Consumer	1,028	463

Commercial non-real estate	30	418

Land loans	—	70

Total non-accrual loans	13,945	9,062

Residential mortgage loans past due 90 days and still accruing	506	—

Construction loans past due 90 days and still accruing	49	—

OREO	943	490

Total NPAs of banking subsidiaries	15,443	9,552

Total NPAs of Doral Financial (consolidated)	$99,277	$77,889

Total NPAs of banking subsidiaries as a percentage of their loans receivable, net, and OREO	2.14%	1.58%

Total NPAs of Doral Financial as a percentage of consolidated total assets	1.30%	1.16%

Ratio of allowance for loan losses to total non-performing loans at end of period (consolidated)	17.26%	17.95%

(1)	During the second quarter of 2002, the Company adopted a new policy in which mortgage loans held-for-sale by its mortgage banking units are placed on a non-accrual basis after they are delinquent for more than 180 days and if the loan-to-value ratio indicates that there is a concern as to the ultimate collectibility of the loan. Prior to the second quarter of 2002, mortgage loans held-for-sale by Doral Financial’s mortgage banking units were placed on a non-accrual basis if they had been delinquent for over a year and if the loan-to-value ratio indicated concern as to the ultimate collectibility of the loan.

(2)	Does not include approximately $26.5 million and $12.7 million of 90 days past due FHA/VA loans as of September 30, 2002 and December 31, 2001, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

         The following table summarizes certain information regarding Doral Financial’s allowance for loan losses and losses on other real estate owned (“OREO”), for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE K
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

OREO:

Balance at beginning of period	$2,280	$1,588	$1,365	$1,530

Provision for losses	1,220	230	2,111	500

Net gains, charge-offs and others	(391)	185	(367)	(27)

Balance at end of period	$3,109	$2,003	$3,109	$2,003

Allowance for Loan Losses:

Balance at beginning of period	$13,531	$10,907	$12,472	$9,387

Provision for loan losses	2,055	1,062	3,792	3,128

Charge — offs:

Mortgage loans held-for-sale	—	—	(90)	(234)

Construction	—	—	—	—

Residential mortgage loans	—	—	—	—

Commercial real estate	—	—	—	—

Consumer	(471)	(143)	(997)	(530)

Commercial non-real estate	(78)	(37)	(98)	(47)

Other	(19)	—	(116)	—

Total Charge-offs	(568)	(180)	(1,301)	(811)

Recoveries:

Mortgage loans held-for-sale	—	—	—	—

Construction	—	—	—	—

Residential mortgage loans	—	—	14	—

Commercial real estate	1	—	1	—

Consumer	61	44	112	96

Commercial non-real estate	11	—	14	33

Other	—	—	11	—

Total recoveries	73	44	152	129

Net charge-offs	(495)	(136)	(1,149)	(682)

Other Adjustments	12	(148)	(12)	(148)

Balance at end of period(1)	$15,103	$11,685	$15,103	$11,685

Allowance for loan losses as a percentage of total loans outstanding at the end of period	0.49%	0.50%	0.49%	0.50%

Net charge-offs to average loans outstanding	0.02%	0.01%	0.04%	0.03%

(1)	Includes the allowance of mortgage loans held-for-sale of $7.1 million for 2002 and $5.9 million for 2001 and the allowance for loans receivable held for investment of $8.0 million for 2002 and $5.8 million for 2001.

         The allowance for loan losses relating to loans held by Doral Financial was $15.1 million at September 30, 2002, compared to $11.7 million as of September 30, 2001. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio.

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

         Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the nine month period ended September 30, 2002, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $8.6 million, compared to $10.1 million for the same period during 2001.

         Doral Financial’s primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. Doral Financial’s banking subsidiaries also rely on deposits and borrowings from the FHLB-NY. Doral Financial has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock. During the second quarter of 2002, Doral Financial sold 4,140,000 shares of nonconvertible noncumulative perpetual preferred stock at a price to the public of $25.00 per share pursuant to a public underwritten offering. The net proceeds to Doral Financial after the underwriting discounts and expenses were approximately $100,013,000.

         The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of September 30, 2002 and December 31, 2001:

TABLE L
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF SEPTEMBER 30, 2002		AS OF DECEMBER 31, 2001

	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE

Repurchase Agreements	$2,276,416	3.91%	$2,573,772	4.00%

Loans Payable	202,080	2.84%	161,101	3.67%

Deposits	2,106,619	3.02%	1,669,909	3.65%

Notes Payable	618,711	7.79%	459,543	7.98%

Advances from FHLB	1,061,500	4.14%	687,500	4.80%

         Doral Financial had warehousing, gestation and repurchase agreements lines of credit totaling $7.6 billion as of September 30, 2002, of which $2.5 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $1.9 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial’s committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of September 30, 2002, Doral Financial was in compliance with all such financial covenants and ratios.

         The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE M
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	NINE MONTH PERIOD		YEAR ENDED
	ENDED SEPTEMBER 30, 2002		DECEMBER 31, 2001

	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE

Certificates of deposit	$1,137,763	4.07%	$904,910	4.87%

Regular passbook savings	178,270	2.98%	101,038	4.33%

Now accounts	406,598	2.30%	299,486	2.80%

Non-interest bearing	263,335	—	177,862	–

Total deposits	$1,985,966	3.65%	$1,483,296	4.75%

         The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2002.

TABLE N
DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT

Certificates of deposit maturing

Three months or less	$186,893

Over three through six months	127,614

Over six through twelve months	164,176

Over twelve months	451,907

Total	$930,590

         As of September 30, 2002 and December 31, 2001, Doral Financial’s retail banking subsidiaries had approximately $687.4 million and $418.1 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors that invest in brokered deposits are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

         As of September 30, 2002, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a bank holding company, state non-member bank and Federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s regulatory capital ratios as of September 30, 2002, based on existing Federal Reserve, FDIC and OTS guidelines, respectively.

TABLE O
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY(1)

Tier 1 Capital Ratio (Tier 1 capital to risk weighted assets)	18.6%	14.3%	23.1%

Total Capital (total capital to risk weighted assets)	18.9%	14.6%	23.2%

Leverage Ratio(2)	13.4%	7.4%	11.3%

(1)	In connection with the chartering of Doral Bank NY in October 1999, the FDIC required that it be initially capitalized with $25 million. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

(2)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

         As of September 30, 2002, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

         The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of September 30, 2002, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.2 billion.

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

         Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the parent company level and, accordingly, the new rule only directly impacts the regulatory requirements applicable to Doral Financial as a bank holding company. While the full implementation of the new rule effective on December 31, 2002 is expected to reduce Doral Financial’s regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements. Set forth below, are Doral Financial’s pro-forma capital ratios for risk-based capital purposes as of September 30, 2002 assuming full implementation of the new rules as of such date.

DORAL FINANCIAL

Tier 1 Capital Ratio	15.0%

Total Capital Ratio	15.2%

Leverage Ratio	12.3%

         Doral Financial expects that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations and will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that Doral Financial will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

         At September 30, 2002, Doral Financial’s total assets were $7.7 billion compared to $6.7 billion at December 31, 2001. The increase in assets was due primarily to a net increase in the loan portfolio of approximately $507.4 million and a net increase in money market investments of approximately $929.4 million which were offset in part by a decrease of $548.0 million in the investment securities portfolio. Total liabilities were $6.7 billion at September 30, 2002, compared to $5.9 billion at December 31, 2001. The increase in liabilities was largely the result of an increase in deposit accounts, notes payable and advances from FHLB which were offset in part by a decrease of $297.4 million in securities sold under agreements to repurchase. At September 30, 2002, deposit accounts totaled $2.1 billion, compared to $1.7 billion at December 31, 2001. As of September 30, 2002, Doral Financial’s retail banking subsidiaries had $4.6 billion in assets, compared to $3.7 billion at December 31, 2001.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

         The tables below summarize Doral Financial’s contractual obligations and other commercial commitments as of September 30, 2002.

TABLE P
CONTRACTUAL OBLIGATIONS
(DOLLARS IN THOUSANDS)

	PAYMENT DUE BY PERIOD

		LESS THAN			AFTER 5
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Repurchase and warehousing lines of credit(1)	$2,478,496	$1,336,618	$55,000	$200,000	$886,878

Deposits	2,106,619	1,585,860	302,574	216,704	1,481

Other borrowed funds	1,680,211	163,775	641,995	104,407	770,034

Non-cancellable operating leases	52,605	4,976	8,688	8,289	30,652

Total Contractual Cash Obligations	$6,317,931	$3,091,229	$1,008,257	$529,400	$1,689,045

(1)	Includes $1.1 billion of long-term repurchase agreement with call features.

TABLE Q
OTHER COMMERCIAL COMMITMENTS
(DOLLARS IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	TOTAL
	AMOUNT	LESS THAN			AFTER 5
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Standby Repurchase (Recourse) Obligations	$1,362,382	$352,278	$333,105	$23,491	$653,508

INTEREST RATE RISK MANAGEMENT

         General. Interest rate fluctuation is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial’s loan servicing portfolio and securities holdings, as well as Doral Financial’s strategies to manage such effects, are discussed in Doral Financial’s Annual Report to Shareholders, which information is also incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

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

         Interest Rate Sensitivity Analysis. The following table summarizes the contractual maturities or repricing of Doral Financial’s interest-earning assets and interest-bearing liabilities as of September 30, 2002. Condensed information as of December 31, 2001 is also shown. In addition, investments held by Doral Financial which have call features are presented according to their contractual maturity date. Interest rate swap agreements are presented on the basis of the notional amounts used to calculate the contractual amounts to be exchanged under such swap agreements.

TABLE R
INTEREST RATE SENSITIVITY ANALYSIS
(DOLLARS IN THOUSANDS)

					NON-
					INTEREST
	1 YEAR	1 TO 3	3 TO 5	OVER 5	RATE
AS OF SEPTEMBER 30, 2002	OR LESS	YEARS	YEARS	YEARS	BEARING	TOTAL

ASSETS

Cash and Money Market	$1,539,973	$—	$—	$—	$—	$1,539,973

Total Loans	468,296	254,327	165,605	2,210,789	—	3,099,017

Securities Held-for-Trading	326,809	1,616	11,241	892,626	—	1,232,292

Securities Available for Sale	—	—	—	459,154	—	459,154

Securities Held-to-Maturity	2,000	5,077	5,757	535,570	—	548,404

FHLB Stock	—	—	—	76,445	—	76,445

Other Assets	—	—	—	—	710,879	710,879

Total Assets	$2,337,078	$261,020	$182,603	$4,174,584	$710,879	$7,666,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loans Payable	$202,080	$—	$—	$—	$—	$202,080

Repurchase Agreements	1,134,538	55,000	200,000	886,878	—	2,276,416

Deposits	1,315,568	302,574	216,704	1,481	270,292	2,106,619

Other Borrowed Funds	163,775	641,995	104,407	770,034	—	1,680,211

Other Liabilities	—	—	—	—	403,197	403,197

Stockholders’ Equity	—	—	—	—	997,641	997,641

Total Liabilities and Stockholders’ Equity	$2,815,961	$999,569	$521,111	$1,658,393	$1,671,130	$7,666,164

Notional amount of -

Interest Rate Swaps	$200,000	$—	$(200,000)	$—

Interest Rate Sensitivity Gap	(278,883)	(738,549)	(538,508)	2,516,191	(960,251)

Cumulative Interest Rate Sensitivity Gap	(278,883)	(1,017,432)	(1,555,940)	960,251

Cumulative Gap to Interest-Earning Asset	(4.01% )	(14.63% )	(22.37% )	13.81%

CONDENSED INTEREST RATE
SENSITIVITY ANALYSIS
AS OF DECEMBER 31, 2001	1 YEAR	1 TO 3	3 TO 5	OVER 5
(DOLLARS IN THOUSANDS)	OR LESS	YEARS	YEARS	YEARS

Off-Balance Sheet Instruments -

Interest Rate Swaps	$50,000	$(50,000)	$—	$—

Interest Rate Sensitivity Gap	(2,035,260)	(189,331)	(431,058)	3,357,634

Cumulative Interest Rate Sensitivity Gap	(2,035,260)	(2,224,591)	(2,655,649)	701,985

Cumulative Gap to Interest-Earning Assets	(33.75% )	(36.89% )	(44.04% )	11.64%

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

         Derivatives. Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates beyond the control of management. Derivatives include interest rate swaps, interest rate collars, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter (“OTC”) or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. Exchange traded derivatives include futures and options.

         In March 2002, Doral Financial purchased two interest rate collars, designated to protect the Company against rising interest rates, with an aggregate notional amount of $200 million expiring in March 2007. Under the terms of the collars, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.5% provided that the 3 month LIBOR is less than 8.5%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.5% or greater than 8.5%. The premium paid by Doral Financial amounted to $3,680,000 and the fair value of the collars as of September 30, 2002 was approximately $849,000. These collars are accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

         In June 2002, Doral Financial purchased an interest rate collar, designated to protect the Company against rising interest rates, with a notional amount of $200 million expiring in June 2006. Under the terms of the collar, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.0%. Doral Financial will not receive any payments if the 3 month LIBOR, is less than 5.0%. The premium paid by Doral Financial amounted to $4,865,000 and the fair value of the collar as of September 30, 2002 was approximately $1,914,000. The collar is accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

         In August 2002, Doral Financial Corporation purchased an interest rates collar, designated to protect the Company against rising interest rates, with a notional amount of $200 million expiring in March 2007. Under the terms of the collar, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.5% provided that the 3 month LIBOR is less than 8.5%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.5% or greater than 8.5%. The premium paid by Doral Financial amounted to $2,080,000, and the fair value of the collar as of September 30, 2002, was approximately $849,000. The collar is accounted for at fair value with the changes in the fair value accounted for in the trading activities of the statements of income.

         In September 2002, Doral Financial Corporation purchased five interest rates collars, designated to protect the Company against rising interest rates, with an aggregate notional amount of $600 million expiring in September 2007. Under the terms of the collars, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.5% provided that the 3 month LIBOR is less than 8.5%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.5% or greater than 8.5%. The premium paid by Doral Financial amounted to $5,570,000, and the fair value of the collars as of September 30, 2002, was $3,840,000. These collars are accounted for at fair value with the changes in the fair value accounted for in the trading activities of the statements of income.

         Doral Bank PR utilizes interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve an agreement between two parties to exchange payments that are based, respectively, on fixed and floating interest rates that are calculated on the basis of a specified amount of principal (the “notional amount”). The parties are not, however, required to make any payments of principal. Non-performance by the counterparty exposes Doral Bank PR to interest rate and credit risk. At September 30, 2002, Doral Bank PR had outstanding four interest rate swaps agreements. The agreements are for a notional principal amount of $50,000,000, $50,000,000, $100,000,000 and $100,000,000, respectively, and are designated to protect Doral Bank PR from the repricing of its short-term liabilities during a rising interest rate environment. These agreements end on November 5, 2002, January 16, 2003, September 11, 2007, and September 12, 2007, respectively. The interest rate to be received by Doral Bank PR under each of the swaps agreements is 100% of the three-month LIBOR rate. The rates being received by Doral Bank on these swap agreements was 1.81%, 1.86%, 1.80%, and 1.82%, respectively, as of September 30, 2002. The fixed interest rate to be paid by Doral Bank under these agreements was 6.125%, 5.495%, 3.69% and 3.655%, respectively, as of September 30, 2002. At September 30, 2002, the agreements had an aggregate negative fair value of $5.1 million which is recorded as a liability in Doral Financial’s Consolidated Financial Statements.

         Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. For the nine months ended September 30, 2002 average assets and liabilities related to derivatives were $18.2 million and $16.3 million, respectively. The notional amounts of assets and liabilities related to these derivatives totaled $102.5 billion and $80.3 billion, respectively, as of September 30, 2002. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial’s exposure to market or credit risk.

         The table below summarizes the fair values of Doral Financial’s derivatives, as well the source of the fair values.

TABLE S
FAIR VALUE RECONCILIATION
(DOLLARS IN THOUSANDS)

Fair value of contracts outstanding at the beginning of the period	$1,534

Contracts realized or otherwise settled during the period	(33,093)

Fair value of new contracts entered into during the period	19,108

Fair value of contracts outstanding at the end of the period	$(12,451)

TABLE T
SOURCE OF FAIR VALUE
(DOLLARS IN THOUSANDS)

	PAYMENT DUE BY PERIOD

	MATURITY			MATURITY
	LESS THAN	MATURITY	MATURITY	IN EXCESS	TOTAL FAIR
SOURCE OF FAIR VALUE	1 YEAR	1-3 YEARS	3-5 YEARS	OF 5 YEARS	VALUE

Prices actively quoted	$(13,155)	$(1,655)	$—	$—	$(14,810)

Prices provided by other external sources	(1,097)	—	3,456	—	2,359

	$(14,252)	$(1,655)	$3,456	$—	$(12,451)

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

         Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. SFAS No. 142 provides specific guidance for testing goodwill for impairment. In addition, it provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those intangible assets from the scope of other impairment guidance. In connection with the adoption of SFAS No. 142, Doral Financial assessed the value of its existing goodwill which had a carrying value of $9.1 million and determined that its goodwill was not impaired. Doral Financial also ceased amortizing this goodwill. For the nine month period ended September 30, 2001, amortization of goodwill amounted to approximately $466,000.

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

         Acquisitions of Certain Financial Institutions. In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes financial acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method” and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. In addition, SFAS No. 147 amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147’s transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 will not have a material impact on the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

         In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 — CHANGES IN SECURITIES

         Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 — OTHER INFORMATION

         Three-for-Two Stock Split. On August 9, 2002, Doral Financial announced that the Company’s Board of Directors had declared a three-for-two stock split on the Company’s common stock. The stock split was effected in the form of a stock dividend of one additional share of common stock issued on September 14, 2002, for every two shares of common stock held of record on August 30, 2002. Fractional shares were settled in cash on the basis of the average of the high and low sales price of the common stock on August 30, 2002. The per share data contained in this Quarterly Report on Form 10-Q for periods prior to the quarter ended September 30, 2002, has been adjusted to reflect the three-for-two stock split.

         Declaration of Cash Dividend. On August 9, 2002, the Board of Directors of Doral Financial also voted to declare a cash dividend of $0.165 per common share paid on September 6, 2002, to shareholders of record on August 23, 2002. The dividend represents a 10% increase in the Company’s quarterly dividend and follows a 20% increase in the common stock dividend previously announced on January 21, 2002. The additional shares issued as part of the stock split were not be entitled to receive the cash dividend paid on September 6, 2002. Following the effective date of the stock split, the regular quarterly dividend on the common stock was adjusted from $0.165 per share to $0.11 per share, to reflect the additional shares issued as part of the stock split.

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

(b)	Reports on Form 8-K

(i)	Current Report on Form 8-K, dated July 10, 2002, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter and six months ended June 30, 2002.

(ii)	Current Report on Form 8-K, dated August 14, 2002, reporting under Item 9 the filing of the CEO and CFO Certifications required by Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: November 13, 2002	/s/ Salomón Levis

Salomón Levis

Chairman of the Board

and Chief Executive Officer

Date: November 13, 2002	/s/Richard F. Bonini

Richard F. Bonini

Senior Executive Vice President

and Chief Financial Officer

Date: November 13, 2002	/s/ Ricardo Meléndez

Ricardo Meléndez

Executive Vice President

Principal Accounting Officer

I, Salomón Levis, Chairman of the Board and Chief Executive Officer of Doral Financial Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Doral Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Salomón Levis

Salomón Levis

I, Richard F. Bonini, Senior Executive Vice President and Chief Financial Officer of Doral Financial Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Doral Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richard F. Bonini

Richard F. Bonini

INDEX TO EXHIBITS

Exhibit
Number		Description

12(a)	-	Computation of Ratio of Earnings to Fixed Charges.

12(b)	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.