Form 10-K
period 2002-12-31
DORAL FINANCIAL CORP
filed 2003-03-28
CIK 840889

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17224

Doral Financial Corporation
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0312162
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1451 Franklin D. Roosevelt Avenue San Juan, Puerto Rico (Address of principal executive offices)	00920-2717 (Zip Code)

Registrant’s telephone number, including area code: (787) 474-6700.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

7% Noncumulative Monthly Income Preferred Stock, Series A
8.35% Noncumulative Monthly Income Preferred Stock, Series B
7.25% Noncumulative Monthly Income Preferred Stock, Series C

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X].      No   [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   [X].      No   [   ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

     $1,976,017,596, approximately, based on the last sale price of $33.39 per share on the NASDAQ National Market System on June 28, 2002. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock: 71,877,648 shares as of March 10, 2003.	(continued)

DOCUMENTS INCORPORATED BY REFERENCE

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Stock Prices and Dividend Policy” in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 (the “Annual Report to Shareholders”).

Item 6	Selected Financial Data	Information in response to this Item is incorporated by reference to the section entitled “Selected Financial Data” in the Company’s Annual Report to Shareholders.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Information in response to this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Information in response to this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” in the Company’s Annual Report to Shareholders.

Item 8	Financial Statements and Supplementary Data	The financial statements and other information in response to this Item are incorporated by reference to the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders.

PART III

Item 10	Directors and Executive Officers of the Registrant	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Election of Directors and Related Matters” in the Company’s definitive Proxy Statement for use in connection with its 2003 Annual Meeting of stockholders (the “Proxy Statement”).

Item 11	Executive Compensation	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Security Ownership of Management and Principal Holders” in the Company’s Proxy Statement.

Item 13	Certain Relationships and Related Transactions	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Election of Directors and Related Matters-Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

DORAL FINANCIAL CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

     Doral Financial Corporation (“Doral Financial” or the “Company”) is a diversified financial services company engaged in mortgage banking, banking, institutional broker-dealer and investment banking activities and insurance agency activities. Its activities are principally conducted in Puerto Rico and in the New York City metropolitan area. Doral Financial’s core business continues to be mortgage banking. Doral Financial is the leading mortgage banking institution in Puerto Rico. As of December 31, 2002, Doral Financial had consolidated assets of approximately $8.4 billion and consolidated stockholders’ equity of approximately $1.0 billion.

     Doral Financial’s principal strategy is to further develop its core mortgage banking business while expanding into other financial services such as branch banking, institutional securities services and insurance agency services that have natural synergies with its core mortgage banking business. Doral Financial seeks to leverage its reputation as the leading mortgage banker in Puerto Rico, as well as its base of over 300,000 clients, to cross-sell other financial services. Doral Financial also intends to continue to explore opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic or minority populations. Doral Bank, FSB, a federal savings bank, currently operates three branches in the New York City metropolitan area.

     Doral Financial seeks to increase its volume of loan originations by emphasizing quality customer service and by maintaining the most extensive branch office system of any mortgage banking institution in Puerto Rico. Doral Financial strives to increase its servicing portfolio primarily through internal loan originations and supplements these originations with purchases of loans and mortgage servicing rights from third parties. Doral Financial generally through its international banking entities also purchases U.S. conforming loans without the related servicing rights which it generally securitizes and sells into the market.

     Doral Financial seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt mortgage-backed securities backed by Puerto Rico mortgages and guaranteed by the Government National Mortgage Association, or GNMA securities, for longer periods prior to sale than most U.S. mortgage banking companies. This strategy reduces Doral Financial’s overall effective tax rate. Doral Financial’s banking subsidiaries also seek to increase net interest income by funding and holding for investment loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations. Doral Financial also operates two Puerto Rico international banking entities that invest in assets that generate interest and investment income that is generally not subject to income taxation for Puerto Rico or U.S. income tax purposes.

     Doral Bank, Doral Financial’s Puerto Rico banking subsidiary (“Doral Bank PR”), has opened 18 branches in the past three years, including four opened during 2002. Many of these recently opened branches are larger in size than typical Doral Bank PR branches and are referred to as Doral Financial Centers. Doral Bank PR subleases space in these centers to affiliates thereby allowing clients to obtain bank loan and deposit products from Doral Bank PR, residential mortgage loans from one of Doral Financial’s mortgage banking units, insurance products through Doral Insurance Agency, and securities services through representatives of UBS PaineWebber located at the branch under an agreement with Doral Bank PR.

     Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico. Doral Financial’s principal executive offices are located at 1451 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico, and its telephone number is (787) 474-6700.

Mortgage Banking Business

     Doral Financial conducts its mortgage banking activities in Puerto Rico primarily through its HF Mortgage Bankers division, and through its subsidiaries, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Investment Mortgage Bankers, Inc. On the United States mainland, Doral Financial conducts its mortgage banking activities through its subsidiary, Doral Money, Inc. Doral Financial operates 54 mortgage banking offices in Puerto Rico and 1 office on the United States mainland.

Mortgage Loan Origination

     Mortgage Loan Products. Doral Financial is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), an approved issuer for the Government National Mortgage Association (“GNMA”) and an approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration (“FHA”) or guaranteed by the Veterans Administration (“VA”) or by the Rural Housing Service (“RHS”).

     Doral Financial makes available a wide variety of mortgage loan products that are designed to meet consumer needs and competitive conditions. Doral Financial has traditionally emphasized 15 to 30 year first mortgage loans secured by single family residences. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by the FHA, VA or RHS and those that are not. The latter type of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not are referred to as non-conforming loans.

     Doral Financial’s current principal mortgage loan products are summarized below:

     FHA and VA loans. These are 15 to 30 year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2002, the maximum loan amount for a VA loan was $240,000 and for FHA loans the maximum ranged from $154,896 to $247,000, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $390,000 for a four-family dwelling.

     RHS loans. These are 30 year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 2002, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.

     Conforming conventional loans. These are loans that satisfy the underwriting criteria for standard sale or exchange programs of FNMA or FHLMC. As of December 31, 2002, the maximum loan amount for conforming conventional loans was $322,700 for a one-family dwelling.

     Non-conforming loans. These are conventional mortgage loans that do not qualify for sale or exchange under the standard programs of FNMA or FHLMC. The principal deviations that do not permit non-conforming loans to qualify for such programs are relaxed requirements for income verification or credit history, or a loan amount in excess of those permitted by FNMA or FHLMC. Doral Financial uses its own credit system to evaluate these loans and generally requires lower loan-to-value ratios and higher borrower equity. Doral Financial is not actively involved in originating “sub-prime” mortgage loans to individuals who are deemed to be a relatively high credit risk.

     Second mortgage loans. Doral Financial has traditionally offered loans secured by second mortgage liens on single family residences as one of its non-conforming loan products.

     Home equity mortgage loans. These loans are generally up to $40,000 and are secured by first or second mortgages on single family residences. They are generally made for debt consolidation, home improvements or other individual consumer credit needs.

     Other mortgage loans. Doral Financial’s mortgage banking units also originate construction loans for owner occupied single family residences and real estate development projects, as well as land loans and loans secured by income producing residential, multi-family and commercial properties. However, most construction loans for real estate development projects are originated by Doral Bank PR. See “Banking Activities.”

     For additional information on Doral Financial’s mortgage loan originations, refer to Table H included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section which is incorporated by reference in this report.

Mortgage Origination Channels

     Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio primarily by originations through its retail branch network. Doral Financial supplements retail originations with wholesale originations that encompass purchases of loans from third parties and referrals from mortgage brokers. Doral Financial generally through its international banking entities also purchases U.S. conforming loans without the associated servicing rights which are generally securitized into FNMA or FHLMC securities and sold in the market. In Puerto Rico, Doral Financial maintains specialized units for the origination of construction loans and loans to finance purchases of residences in new housing developments. The principal origination channels of Doral Financial’s mortgage banking units are summarized below.

     Retail branch network. The Company operates 54 mortgage banking offices in Puerto Rico and one branch office in the United States. Customers are sought through aggressive advertising campaigns in local newspapers, as well as direct mail and telemarketing campaigns. The Company emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.

     Wholesale activities. Doral Financial purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of FHA loans and VA loans for securitization and resale to institutional investors in the form of GNMA securities. Doral Financial also purchases conforming mortgage loans on a wholesale basis from U.S. financial institutions without the related servicing rights which are generally securitized into FNMA or FHLMC securities and sold into the market. For the years ended December 31, 2002 and 2001 total loan purchases amounted to approximately $1.8 billion and $1.3 billion, respectively, of which $1.5 billion and $870.5 million consisted of U.S. conforming loans.

     New housing unit. In Puerto Rico, Doral Financial maintains a separate unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the purchase of homes in newly developed housing projects. Doral Financial originated approximately $391 million of mortgage loans to finance the purchase of homes within new housing projects during the year ended December 31, 2002, compared to $381 million for the year ended December 31, 2001.

     New York multi-family and commercial real estate lending unit. During 1998, Doral Financial established a lending unit in the New York City metropolitan area, Doral Money, that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties, including bridge loans and loans to finance the rehabilitation of multi-family residential buildings. During the years ended December 31, 2002 and 2001, this unit originated approximately $53 million and $51 million, respectively, of this type of mortgage product.

     Construction Loans. Construction loans on residential housing developments are originated by a specialized unit within the HF Mortgage Bankers Division and by Doral Bank PR. See “Banking Activities.”

     For more information on Doral Financial’s loan origination channels, refer to Table I in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section incorporated by reference in this report.

Loan Underwriting

     All loan originations, regardless of whether originated through the retail network, obtained through mortgage brokers or purchased from third parties, must be underwritten in accordance with Doral Financial’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. Doral Financial’s underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, Federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. Doral Financial’s underwriting personnel, while operating within Doral Financial’s loan offices, make underwriting decisions independent of Doral Financial’s mortgage loan origination personnel. Under Doral Financial’s quality control plan, Doral Financial reverifies a portion of the mortgage loans funded each month, to provide reasonable assurance that Doral Financial’s underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, Doral Financial reconfirms employment status, the source of down payment and other key items.

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

Loan Servicing

     When Doral Financial sells originated or purchased mortgage loans, it generally retains the right to service such loans and to receive the related servicing fees, except in the case of U.S. conforming loans that are purchased without the servicing rights and generally securitized into FNMA or FHLMC securities and sold into the market. Doral Financial’s principal source of servicing rights has traditionally been its mortgage loan production. Doral Financial also seeks to purchase servicing rights in bulk when it can identify attractive opportunities.

     Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, Doral Financial’s servicing agreements are terminable by the investors for cause. There has been no termination of servicing rights by any mortgage loan owner because of the failure by the Company to service loans in accordance with its contractual obligations.

     Doral Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Financial may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table J in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section incorporated by reference in this report for detailed information on the composition and movement of Doral Financial’s mortgage servicing portfolio.

     The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Doral Financial often sells non-conforming loans on a recourse or partial recourse basis. For additional information regarding recourse obligations, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risks Related to Loan Activities.”

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

     Doral Financial’s servicing rights provide a significant continuing source of income. There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected cash income stream generated by the servicing rights. However, the fair values of servicing rights cannot be determined with precision because they are not traded in a liquid secondary market. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, and any recourse provisions.

     The market value of, and earnings from, Doral Financial’s mortgage loan servicing portfolio may be adversely affected if mortgage interest rates decline and mortgage loan prepayments increase. In a period of declining interest rates and accelerated prepayments, servicing income generated from Doral Financial’s mortgage loan servicing portfolio may also decline through increased amortization and the recognition of impairment of servicing rights. Conversely, as mortgage interest rates increase, the market value of Doral Financial’s mortgage loan servicing portfolio may be positively affected. Increases in the rate of delinquencies and foreclosures on mortgage loans tend to increase the costs associated with administering mortgage loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management” which is incorporated by reference in this report.

     HRW, Inc., an entity in which Doral Financial owns a 33% equity interest, provides electronic data processing and mailing services for the Company’s mortgage servicing operations and earns fees from Doral Financial based on the volume of mortgage loans serviced. Such fees amounted to approximately $1.5 million, $1.6 million and $1.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Sale of Loans and Securitization Activities

     Residential Mortgage Loans. Doral Financial customarily sells or securitizes most of the residential mortgage loans that it originates and purchases, except for certain residential loans held by its banking subsidiaries. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more (generally $2.5 million for serial notes) for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2002 and 2001, Doral Financial issued approximately $509 million and $743 million, respectively, in GNMA-guaranteed mortgage-backed securities.

     Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2002 and 2001, Doral Financial securitized approximately $1.5 billion and $890 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2002 and 2001, Doral Financial sold approximately $353.3 million and $296.3 million, respectively, of loans through the FNMA and FHLMC cash window program.

     Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are sold in bulk to local financial institutions or to FNMA or FHLMC in negotiated transactions. Doral Financial’s bulk sales generally operate very similar to securitization transactions because when Doral Financial sells a pool of loans to an investor it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool being purchased. Any amounts received on the mortgages above the pass-through rate are retained by Doral Financial. The pass-through rate paid to the investors may be a fixed rate or a variable rate generally based on a spread over the three-month Libor. The present value of the future cash flow retained by Doral Financial above standard servicing fees for FNMA or FHLMC are recognized on Doral Financial’s financial statements as interest only strips (“IOs”). The fair values assigned to the IOs and the mortgage servicing rights reduce the carrying amount of the loan sold. The gain realized on the sale of the loan is determined by the difference of the sales price for the loan over the carrying amount. See “Management’s Discussion Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” incorporated herein by reference for a more detailed discussion of the impact of IOs on Doral Financial’s financial statements. Currently, a liquid secondary market for IOs does not exist in Puerto Rico. Doral Financial, however, in the past has been able to sell IOs to financial institutions in private transactions on a regular basis.

     The relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA, RHS and VA loans and non-conforming loans depends on market conditions, including the needs of borrowers, the relative pricing and return on origination of the different types of mortgage loans and the maximum amounts for the various types of loans.

     Doral Financial generally sells non-conforming loans on a limited or full recourse basis. As of December 31, 2002 and 2001, Doral Financial was servicing mortgage loans with an aggregate principal amount of $2.2 billion and $2.1 billion, respectively, on a full or limited recourse basis. As of December 31, 2002 and 2001, Doral Financial’s maximum aggregate recourse obligation relating to its mortgage servicing portfolio was approximately $1.5 billion and $1.0 billion, respectively. As of December 31, 2002, Doral Financial maintained a reserve of $2.7 million to absorb potential losses from such recourse arrangements. For the year ended December 31, 2002, Doral Financial recognized net credit losses of approximately $74,000 on loans it was required to purchase pursuant to recourse arrangements.

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

     On July 22, 1997, the Puerto Rico Internal Revenue Code was amended to modify the tax-exempt treatment of FHA and VA loans secured by real property in Puerto Rico and GNMA mortgage-backed securities backed by such loans. Under the terms of the amendment, effective August 1, 1997, only FHA and VA loans used to finance the original purchase of newly constructed housing in Puerto Rico and mortgage-backed securities backed by such loans qualify for tax-exempt treatment. The amendment, however, provides a preferential tax rate of 17% for individuals to be withheld at source with respect to interest received on FHA and VA loans not qualifying for tax exemption. In addition, the amendment grandfathered the tax-exempt status of FHA and VA loans originated on or prior to July 31, 1997 and mortgage-backed securities backed by such loans.

Banking Activities

     Doral Financial is engaged in retail banking activities in Puerto Rico through its subsidiary, Doral Bank PR. As of December 31, 2002, Doral Bank PR operated through 33 branches in Puerto Rico. Doral Bank PR offers a variety of mortgage products similar to those offered by Doral Financial’s mortgage banking units. Doral Bank PR’s lending activities are concentrated primarily on the origination of residential mortgage loans and are closely integrated with Doral Financial’s mortgage banking units as described below. Most of such residential loans are classified as held-for-sale because Doral Bank PR originates these loans with the intent of selling them in the near future. Residential mortgage loans originated by Doral Bank PR are usually sold through Doral Financial’s mortgage banking units. As of December 31, 2002, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $1.7 billion, which includes mortgage loans held-for-sale by Doral Bank PR’s wholly-owned subsidiaries, Doral Money and Doral International. Doral Bank PR also originates construction loans to finance the construction of residential homes and, to a lesser extent, commercial real estate projects.

     Doral Bank PR’s mortgage origination activities are closely integrated with Doral Financial’s mortgage banking units through a Master Loan Production Agreement. Under this Agreement, Doral Financial’s mortgage banking units have agreed to assist Doral Bank PR meet its stated mortgage loan production goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank PR’s underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements. Doral Bank PR independently underwrites all loans closed through the Master Loan Production Agreement. In the future, Doral Bank PR may determine to engage in direct mortgage loan originations through its branch network.

     Doral Bank PR is also a party to a Master Servicing and Collection Agreement (the “Master Servicing Agreement”) with Doral Financial’s mortgage banking units, whereby these units have agreed to service all of Doral Bank PR’s loans originated after the date of the Master Servicing Agreement. Doral Financial is entitled to receive a servicing fee ranging from 25 to 50 basis points of the outstanding principal amount of the loans being serviced. Doral Bank PR retains the right to terminate Doral Financial’s servicing rights, without cause, upon notice to Doral Financial.

     On October 14, 1999, Doral Financial entered the retail banking business in the New York City metropolitan area through a newly-chartered federal savings bank subsidiary, Doral Bank, FSB (“Doral Bank NY”). Doral Bank NY offers retail banking services and products and currently operates three branch locations in the New York City metropolitan area. Doral Bank NY plans to expand its network throughout the five New York boroughs with a goal of opening 10 more branches during the next three years. To date, Doral Bank, NY has focused its lending activities on loans secured by multi-family apartment buildings and commercial properties located in the New York City metropolitan area. Doral Bank NY also purchases conforming residential loans from financial institutions.

     Doral Bank NY is a party to Master Loan Production and Master Servicing and Collection Agreements with Doral Financial’s mortgage banking units similar to those in effect for Doral Bank PR.

     In addition to originating residential mortgage loans, construction loans and commercial loans secured by multi-family buildings, Doral Bank PR and Doral Bank NY also originate consumer loans, unsecured commercial loans and loans secured by undeveloped real property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans Receivable” incorporated by reference into this Form 10-K for detailed information regarding Doral Financial’s portfolio of loans receivable.

     Doral Bank PR and Doral Bank NY complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services, as well as through trading activities through its international banking entity, in the case of Doral Bank PR. See “Other Investment Activities” below.

     For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiaries please refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation incorporated by reference into this Form 10-K.

Institutional Broker-Dealer Activities

     Doral Financial is involved in the securities business through Doral Securities, a broker-dealer firm registered with the Securities and Exchange Commission (the “SEC”) and a member of the National Association of Securities Dealers, Inc. (the “NASD”). Doral Securities provides institutional brokerage, financial advisory and investment banking services. In the second quarter of 2002, Doral Financial closed the sale of its retail securities brokerage business to UBS PaineWebber Incorporated of Puerto Rico (“UBS PaineWebber”). As part of the transaction, UBS PaineWebber agreed to provide retail securities services in selected Doral Financial bank branch locations and to pay Doral Financial a base rent plus a portion of all commissions earned with respect to sales of securities at these locations. UBS PaineWebber has also agreed to pay Doral Financial a continuing fee over a four-year period computed on the amount of retail brokerage assets transferred as part of the transaction that are maintained with UBS PaineWebber during this period.

     As a result of the sale of its retail unit, Doral Securities now concentrates its efforts on sales to institutional clients as well as investment banking services in both the public and private capital markets. Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including Doral Financial, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 2002, Doral Securities had $380.6 million in outstanding reverse repurchase agreements, of which approximately $120.8 million consisted of funds loaned to Doral Financial and its subsidiaries and which are eliminated in the preparation of Doral Financial’s Consolidated Financial Statements.

Other Investment Activities

     As a result of Doral Financial’s mortgage securitization activities, Doral Financial maintains a substantial portfolio of mortgage-backed securities as held-for-trading. Doral Financial also invests in securities that are classified either as available-for-sale or held-to-maturity. Doral Financial has organized two international banking entities under Puerto Rico law that are not generally subject to Puerto Rico income taxation on the interest earned on the securities held by them and on the gain from the sale of securities held by them. Among other activities, international banking entities generate investment income by purchasing U.S. whole loans, securitizing them and selling them into the market. Because Doral Financial and its Puerto Rico subsidiaries are considered foreign corporations for U.S. income tax purposes they generally are not subject to U.S. income tax on the interest earned on such securities.

     Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Trading Activities” and to Notes 5, 6 and 7 to Doral Financial’s Consolidated Financial Statements for more detailed information on Doral Financial’s investment activities.

Insurance Agency Activities

     Taking advantage of the opportunities provided by financial modernization legislation, Doral Financial entered the insurance agency business in Puerto Rico commencing on December 1, 2000. Doral Insurance Agency currently earns commissions by acting as agent in connection with the issuance of insurance policies by unaffiliated insurance companies. During 2002 and 2001, Doral Insurance Agency produced insurance fees and commissions of $6.9 million and $4.4 million, respectively. Doral Insurance Agency anticipates continued growth as it expands the products and services it provides and continues to cross market its services to Doral Financial’s existing customer base.

Puerto Rico Income Taxes

     Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial and each of its Puerto Rico subsidiaries is subject to a maximum marginal statutory corporation income tax rate of 39% pursuant to the Puerto Rico Internal Revenue Code of 1994 (the “PR Code”). Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR, Doral Mortgage or any other Puerto Rico subsidiary subject to tax under the PR Code.

     In computing its interest expense deduction, Doral Financial’s interest deduction will be reduced in the same proportion that its exempt obligations (including FHA and VA loans and GNMA securities) bear to its total assets. Therefore, to the extent that Doral Financial holds FHA loans or VA loans and other tax exempt obligations, part of its interest expense may be disallowed for tax purposes.

     Doral Financial’s international banking entities are generally not subject to Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets including certain U.S. securities. In February 2003, legislation was introduced into both houses of the Puerto Rico legislature to eliminate the 100% tax exemption enjoyed by international banking entities and replace it with a flat 10% tax on net income. In the event this proposal is enacted into law, Doral Financial’s effective tax rate may increase. Doral Financial believes that it would be able to restructure its operations in a manner that would mitigate in part this change.

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

Employees

     At March 1, 2003, Doral Financial employed 2,073 persons. Of these, 1,231 were employed in the mortgage banking units, with 767 involved in loan production activities and 183 involved in loan servicing activities. As of such date, Doral Financial’s banking, broker-dealer and insurance operations employed 820, 14, and 8 employees, respectively. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure

     For information regarding Doral Financial’s operating segments, please refer to Note 31 to Doral Financial’s Consolidated Financial Statements “Segment Information” and the information provided under the caption “Operating Segments” in the Management’s Discussion and Analysis of Financial Conditions and Results of Operation incorporated by reference into this Form 10-K.

     Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico based operations accounted for 95% of Doral Financial’s consolidated assets as of December 31, 2002 and 98% of Doral Financial’s consolidated revenues for the year then ended. Approximately, 70% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	December 31,

	2002	2001	2000

Puerto Rico:
Metropolitan Area	56%	62%	59%
Outside the Metropolitan Area	14%	14%	31%
United States(1)	30%	24%	10%

(1)	Includes wholesale purchases from U.S. financial institutions by Doral Financial’s Puerto Rico based mortgage units.

Market Area and Competition

     Puerto Rico is Doral Financial’s primary service area. The competition in Puerto Rico for the origination of mortgages loans is substantial. Competition comes not only from other mortgage bankers but also from major commercial banks, including affiliates of banks headquartered in the United States, Canada and Spain. Doral Financial competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

The Commonwealth of Puerto Rico, USA

     General. Puerto Rico, the fourth largest and most economically developed of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. The average flying time from New York City is approximately 3-1/2 hours and from Miami, Florida 2-1/2 hours. Puerto Rico is approximately 100 miles long and 35 miles wide. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million. The Caribbean region has a population of over 30 million located in more than 25 principal islands.

     Relationship of Puerto Rico with the United States. Puerto Rico has been under the jurisdiction of the United States since 1898. The United States and Puerto Rico share a common defense, market and currency. As a U.S. commonwealth, Puerto Rico exercises virtually the same control over its internal affairs as a state government does. There is a federal district court in Puerto Rico and most federal laws are applicable to Puerto Rico. The U.S. postal service operates in Puerto Rico in the same manner as in the mainland United States. The people of Puerto Rico are citizens of the United States, but do not vote in national elections and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives but only limited voting rights. Most federal taxes, except those such as social security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for federal employees who are subject to taxes on their salaries.

     The Economy. The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 2002, approximately 89% of Puerto Rico’s exports went to the United States mainland, which was also the source of approximately 50% of Puerto Rico’s imports.

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

     Gross product increased from $35.1 billion for fiscal 1998 ($32.4 billion in 1996 prices) to $45.2 billion ($35.2 billion in 1996 prices) for fiscal 2002. Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 2002, personal income per capita was $11,069. Average employment increased from 1,137,000 in fiscal 1998 to 1,169,600 in fiscal 2002. Average unemployment decreased from 13.6% in fiscal 1998 to 12.0% in fiscal 2002.

     Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollar and the level of interest rates and changes to existing tax incentive legislation as discussed below.

     The Small Business Job Protection Act, which was signed into law on August 20, 1996, provided for the repeal of Section 936 of the Internal Revenue Code over a ten year phase-out period for corporations with operations in Puerto Rico as of August 1995. Section 936 has traditionally provided tax incentives for U.S. corporations to invest in Puerto Rico. In addition, the Act eliminated the tax credit for corporations that established operations in Puerto Rico after October 1995. The elimination of the benefits of Section 936, without the substitution of another fiscal incentive to attract investment to Puerto Rico, could have an adverse effect on the future growth of the Puerto Rico economy. At this point, Doral Financial cannot predict the long-term impact of the repeal of Section 936 on the economy of Puerto Rico.

Regulation—Mortgage Banking Business

     Doral Financial’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), with respect to, among other things, licensing requirements and establishment of maximum origination fees on certain types of mortgage loan products. Although Doral Financial believes that it is in compliance in all material respects with applicable Federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict Doral Financial’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Doral Financial.

     Each of Doral Financial’s mortgage banking subsidiaries that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, Doral Financial has not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s operations in the mainland United States are subject to regulation by various state regulators in those states in which it conducts business.

     Section 5 of the Puerto Rico Mortgage Banking Institutions Law (the “Mortgage Banking Law”) requires the prior approval of the Office of the Commissioner for the acquisition of control of any mortgage banking institution licensed under the Mortgage Banking Law. For purposes of the Mortgage Banking Law, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 5 of the Mortgage Banking Law, upon receipt of notice of a proposed transaction that may result in a change of control, the Office of the Commissioner is obligated to make such inquiries as it deems necessary to review the transaction. Under the Mortgage Banking Law, the determination of the Office of the Commissioner whether or not to authorize a proposed change of control is final and non-appealable.

Regulation–Banking Operations

Federal Regulation

General

     Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company that has elected to be treated as a financial holding company under the Gramm-Leach-Bliley Act, Doral Financial’s activities and those of its banking and nonbanking subsidiaries are limited to activities that are financial in nature. See “Financial Modernization Legislation” for a description of recent legislation expanding the powers of financial holding companies. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company, without the prior approval of the Federal Reserve.

     Doral Bank PR is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC and the Office of the Commissioner. Doral Bank NY is subject to supervision and examination by the Office of Thrift Supervision (“OTS”) and the FDIC. Doral Financial’s banking subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Doral Financial’s banking subsidiaries. In addition to the impact of regulation, commercial and savings banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

     As a creditor and financial institution, Doral Financial’s banking subsidiaries are subject to certain regulations promulgated by the Federal Reserve Board including, without limitations, Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).

Holding Company Structure

     Doral Bank PR, Doral Bank NY and any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under Federal law that govern certain transactions between Doral Financial or other nonbanking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary to Doral Financial, or to any one nonbanking subsidiary of Doral Financial, are limited in amount to 10% of the depository institution’s capital stock and surplus and, with respect to all of its nonbanking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between Doral Financial or any of its nonbanking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.

     Under Federal Reserve policy, a bank holding company such as Doral Financial is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Because Doral Financial is a bank holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

     Under the Federal Deposit Insurance Act (the “FDIA”), a depository institution (which term includes both commercial banks and savings banks), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owned by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

Financial Modernization Legislation

     On March 11, 2000, Doral Financial became a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Act, bank holding companies, such as Doral Financial, all of whose depository institutions are “well capitalized” and “well managed”, as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).

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

     The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including Doral Financial’s mortgage banking and banking subsidiaries from disclosing non-public personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

Capital Adequacy

     Under the Federal Reserve’s risk-based capital guidelines for bank holding companies, the minimum guidelines for the ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interests in unconsolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, in the case of a bank holding company, less goodwill and certain other intangible assets discussed below (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves (“Tier 2 Capital”).

     The Federal Reserve has adopted regulations that require most intangibles, including core deposit intangibles, to be deducted from Tier l Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to readily marketable mortgage servicing rights and purchased credit card relationships and include a “grandfather” provision permitting the continued inclusion of certain existing intangibles.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total average assets, less goodwill and certain other intangible assets discussed below (the “Leverage Ratio”) of 3% for bank holding companies that meet certain specified criteria, including that they meet the highest regulatory rating. All other bank holding companies will be required to maintain a Leverage Ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

     The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and savings banks, such as Doral Bank PR and Doral Bank NY, that are substantially similar to those adopted by the Federal Reserve for bank holding companies. As Doral Bank NY continues to increase its assets, its capital ratios can be expected to decline.

     Set forth below are the Company’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2002, based on existing Federal Reserve, FDIC and OTS guidelines.

				Well
				Capitalized
	Doral Financial	Doral Bank PR	Doral Bank NY	Minimum

Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	14.6%	13.2%	21.8%	6.0%
Total capital ratio (total capital to risk weighted assets)	14.9%	13.6%	21.9%	10.0%
Leverage ratio(1)	12.0%	7.1%	8.2%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.

     Failure to meet capital guidelines could subject a bank holding company or an insured bank to a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “FDICIA” below.

     In 2002, a final rule adopted by the federal banking and thrift regulatory agencies changed the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes became effective.

The new rule attempts to more consistently treat recourse obligations for the agencies’ risk-based capital requirements. The rule imposes a new dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests. The capital ratios set forth above reflect the impact of the new rule.

     The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently generally 50%. As of December 31, 2002, Doral Financial’s outstanding balance of loans sold with recourse was $2.2 billion.

     Doral Financial treats most of the IOs created in connection with the sale of non-conforming loans as credit-enhancing interest-only strips under the new rule and thus are subject to a dollar-for-dollar capital requirement for risk based capital purposes and to the 25% concentration limit for Tier 1 capital purposes.

     Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the holding company level and, accordingly, the new rule only impacts the regulatory requirements applicable to Doral Financial as a bank holding company and has no impact on the banking subsidiaries.

     The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. The BIS intends to finalize the new capital accord in the fourth quarter of 2003, allowing for implementation of the new framework in each country at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, Doral Financial expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. Doral Financial cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to Doral Financial and its subsidiaries.

FDICIA

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 and the regulations promulgated thereunder (“FDICIA”), federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder, establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution is deemed to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based Total Capital ratio of at least 10%, and is not subject to any written agreement or regulatory directive to meet a specific capital level. A depository institution is deemed to be adequately capitalized if it is not well capitalized but maintains a Leverage Ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk based Tier l capital ratio of at least 4% and a risk-based Total Capital ratio of at least 8%. A depository institution is deemed to be undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed to be significantly or critically undercapitalized). An institution is deemed to be significantly undercapitalized if it has a Leverage Ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based Total Capital ratio of less than 6%. An institution is deemed to be critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

     At December 31, 2002, Doral Financial’s banking subsidiaries were both well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of Doral Financial, Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institution’s financial condition and results of operations.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank PR and Doral Bank NY, but they are not directly applicable to bank holding companies, such as the Company, which control such institutions. However, Federal banking agencies have indicated that, in regulating bank holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

Interstate Banking Legislation

     Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neat Act”) amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997, expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable Federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

     For purposes of the Riegle-Neal Act’s amendments to the FDIA, Doral Bank PR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act (the “IBA”), Doral Bank PR is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Doral Bank PR’s home state. Because Doral Bank PR does not currently operate in the mainland United States, it has not designated a “home state” for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or with respect to which “home state” determination rules will apply.

     As a Federal savings bank, Doral NY is subject to the branching regulations promulgated by the OTS. Such regulations allow Doral Bank NY to branch on an interstate basis without geographic limitations.

Federal Legislative Proposals

     Various other legislation affecting depository institutions and bank holding companies is from time to time introduced in Congress. Doral Financial cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon the Company’s financial condition or results of operations.

Dividend Restrictions

     The payment of dividends by the banking subsidiaries to Doral Financial may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See “–FDICIA.”

     See “–Regulation–Banking Operations–Puerto Rico Regulation” for a description of certain restrictions on Doral Bank PR’s ability to pay dividends under Puerto Rico law. See – “Regulation – Banking Operations – Savings Bank Regulation”, for a description on Doral Bank NY’s ability to pay dividends under OTS regulations.

FDIC Insurance Assessments

     The deposits of Doral Bank PR and Doral Bank NY are insured by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC and, accordingly, the banking subsidiaries are subject to FDIC deposit insurance assessments.

     Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following “supervisory subgroups”: “A”, “B” or “C”. Group “A” institutions are financially sound institutions with only a few minor weaknesses; group “B” institutions are those that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and group “C” institutions are those for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution, unless effective action is taken to correct the areas of weakness.

     Currently premiums related to deposits assessed by both the Bank Insurance Fund (“BIF”) and the SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits. Because of favorable loss experience, well capitalized and well managed banks, including Doral Bank PR, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.

     The Deposit Insurance Funds Act of 1996 also separated, effective January 1, 1997, the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 1.68 cents per $100 of deposits. As of December 31, 2002, Doral Bank PR and

Doral Bank NY had a deposit base of approximately $2.0 billion and $255.2 million, respectively (consisting entirely of SAIF assessment deposits).

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

     As of December 31, 2002, Doral Bank PR and Doral Bank NY had a total of approximately $641.3 million and $13.2 million, respectively, of brokered deposits, compared to approximately $405.9 million and $12.2 million, respectively, as of December 31, 2001. Doral Bank PR and Doral Bank NY use brokered deposits as a source of long-term funding.

USA Patriot Act of 2001

     On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

     The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including Doral Financial’s banking subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.

     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Doral Financial has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations. It will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations. Doral Financial believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to Doral Financial.

Puerto Rico Regulation

General

     As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank PR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

     Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2002, Doral Bank PR’s reserve fund complied with the legal requirement.

     Section 27 of the Banking Law also provides that when a bank suffers a loss, the loss must first be charged against retained earnings, and the balance, if any, must be charged against the reserve fund. If the balance of the reserve fund is not sufficient to cover the loss, the difference shall be charged against the capital account of the bank and no dividend may be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital of the institution. This reserve fund is reflected on Doral Financial’s Consolidated Financial Statements as “Legal Surplus.”

     Section 16 of the Banking Law requires every bank to maintain a reserve requirement which shall not be less than 20% of its demand liabilities, other than government deposits (federal, state and municipal) secured by actual collateral. The Office of the Commissioner can, by regulation, increase the reserve requirement to 30% of demand deposits.

     Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. The Office of the Commissioner has permitted up to 50% of retained earnings. As of December 31, 2002, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $36.3 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2002, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $80.6 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

     Section 14 of the Banking Law authorizes Doral Bank PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank PR currently operates two subsidiaries, Doral Money, Inc., which engages in mortgage banking activities in the mainland United States, and Doral International, Inc., which is licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico.

     The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Finance Board also has the authority to regulate the maximum finance charges on retail installment sales contracts and credit cards. Currently, there is no maximum rate set for installment sales contracts or credit cards.

Savings Bank Regulation

     As a Federal savings bank, Doral Bank NY’s investments, borrowings, lending, issuance of securities, establishment of branch offices and all other aspects of its operations are subject to the jurisdiction of the OTS.

     Doral Bank NY’s payment of dividends is subject to the limitations of the capital distribution regulation promulgated by the OTS. The OTS’ regulation determines a savings bank’s ability to pay dividends, make stock repurchases, or make other types of capital distributions, according to the institution’s capital position. The rule establishes “safe-harbor” amounts of capital distributions that institutions can make after providing notice to the OTS, without constituting an unsafe or unsound practice. Institutions that do not meet their capital requirements can make distributions only with the prior approval of the OTS.

     For savings banks such as Doral Bank NY that meet all applicable capital requirements, the safe-harbor amount is the greater of (a) 75% of net income for the prior four quarters, or (b) the sum of (i) the current year’s net income and (ii) the amount that causes the excess of any component of the association’s total capital to be less than only one-half of such excess at the beginning of the year; so long as the association continues to satisfy applicable capital requirements after the distribution.

     OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2002, the legal lending limit for Doral Bank NY under this regulation was approximately $5.4 million. Doral Bank NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY’s expanded aggregate legal lending limit under this provision was approximately $9.0 million as of December 31, 2002.

Certain Regulatory Restrictions on Investments in Company Common Stock

     Because of Doral Financial’s status as a bank holding company, owners of the Company’s Common Stock are subject to certain restrictions and disclosure obligations under various federal laws, including the BHC Act. Regulations pursuant to the BHC Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.

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

     The provisions of the Puerto Rico Mortgage Banking Law also requires regulatory approval for the acquisition of more than 10% of the Company’s outstanding voting securities. See “—Regulation—Mortgage Banking Business.”

     The above regulatory restrictions relating to investment in the Company may have the effect of discouraging takeover attempts against Doral Financial and may limit the ability of persons, other than Doral Financial directors duly authorized by Doral Financial’s board of directors, to solicit or exercise proxies, or otherwise exercise voting rights, in connection with matters submitted to a vote of Doral Financial’s stockholders.

Regulation–Broker-Dealer Operations

     Doral Securities is registered as a broker-dealer with the SEC and the Office of the Commissioner, and is also a member of the NASD. As a registered broker-dealer, it is subject to regulation by the SEC, the NASD and the Office of the Commissioner in matters relating to the conduct of its securities business, including record keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to the SEC’s net capital rules, which specify minimum net capital requirements for registered broker-dealers and are designed to ensure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business.

Regulation — Insurance Operations

     Doral Insurance Agency, Inc. is registered as a corporate agent and general agency with the office of the Commissioner of Insurance of Puerto Rico (the “Commissioner of Insurance”). Doral Insurance Agency is subject to regulation by the Commissioner of Insurance relating to, among other things, licencing of employees, sales practices, charging of commissions and obligations to customers.

Forward Looking Statements and Factors that May Affect Future Results.

     This Form 10-K and the information incorporated by reference into this Form 10-K contains forward looking statements. In addition, Doral Financial may make forward looking statements in its press releases or in other public or shareholder communications, and its senior management may make forward looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.

     Doral Financial cautions you not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect Doral Financial’s financial performance and could cause Doral Financial’s actual results for future periods to differ materially from those anticipated or projected. Except to the extent required by applicable laws or regulations, Doral Financial does not undertake and specifically disclaims any obligation to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements. Some of the factors that could cause Doral Financial’s actual results for future periods to differ materially from those anticipated are discussed below.

Fluctuations in interest rates may negatively impact Doral Financial’s business.

     Doral Financial’s results are very sensitive to interest rate fluctuations. Changes in interest rates affect the following areas of its business:

•	the number of mortgage loans it originates and purchases;

•	the net interest income it earns on loans and securities;

•	its gain on the sale of loans;

•	the value of its securities holdings; and

•	the value of its servicing asset and interest only strips.

     Higher interest rates increase the cost of mortgage loans to consumers and therefore reduce consumer demand for mortgage loans. Reduced demand for mortgage loans negatively impacts Doral Financial’s profits because it results in lower loan originations by Doral Financial and lower mortgage origination income. Demand for refinance loans is generally sensitive to increases in interest rates. A significant portion of Doral Financial’s refinance loans are for debt consolidation purposes and, therefore, not as sensitive to increases in interest rates as in the mainland United States. Nonetheless, a significant future increase in mortgage rates in Puerto Rico may adversely affect Doral Financial’s operations if it results in a significant decrease in demand for mortgage loans.

     Increases in short-term interest rates reduce net interest income, which makes up an important part of Doral Financial’s earnings. Net interest income is the difference between the interest received by Doral Financial on its assets and the interest paid on its borrowings. Most of Doral Financial’s assets, like its mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates as in the mail.

In contrast, most of Doral Financial’s borrowings are short-term. When interest rates rise, Doral Financial must pay more in interest on its borrowings while the interest earned on its assets does not rise as quickly. This causes profits to decrease.

     If long-term interest rates increase between the time Doral Financial commits to or establishes an interest rate on a mortgage loan and the time it sells the loan, Doral Financial may realize a reduced gain or a loss on that sale.

     Increases in interest rates may reduce the value of Doral Financial’s financial assets and may have an adverse impact on its earnings and financial condition. Doral Financial owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise.

     Decreases in interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of Doral Financial’s servicing assets and interest only strips, or IOs. The servicing assets are the estimated present value of the fees Doral Financial expects to receive on the mortgages it services over their expected term. IOs are the estimated present value of cash flows Doral Financial expects to receive on the economic interest it retains in loans sold or securitized. If prepayments increase above expected levels, the value of Doral Financial’s servicing assets and IOs will decrease because the amount of future fees or cash flows expected to be received by Doral Financial from the servicing assets and IOs will decrease. Doral Financial may be required to recognize this decrease in value by taking a charge against its earnings.

Doral Financial is subject to default risk in connection with the loans it originates for its own portfolio or that it sells but retains all or a portion of the credit risk associated with such loans.

     Doral Financial is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated for its own portfolio, as well as the loans that it sells and retains all or part of the credit risk through recourse arrangements. Doral Financial establishes provisions for loan losses, which are charged to operations, in order to maintain its allowance for loans losses at a level which management deems to be appropriate based upon management’s assessment of prior loss experience, the volume and type of lending being conducted, industry standards, past due loans, general economic conditions in its market area and other factors related to the collectibility of the loan portfolio. Similarly, Doral Financial maintains a reserve for possible losses resulting from complying with its recourse obligations. Although Doral Financial’s management utilizes its best judgment in providing for loan losses and reserves for recourse arrangements, there can be no assurance that management has accurately estimated the level of future loan losses or losses on recourse arrangements or that Doral Financial will not have to increase its provisions for loan losses or reserves for recourse arrangements in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in Doral Financial’s provisions for loan losses or reserve for recourse arrangements or any loan losses in excess of its provisions for loan losses and reserve for recourse arrangements could have a negative impact on Doral Financial’s future financial condition and results of operations.

Increases in Doral Financial’s originations of construction and commercial loans have increased Doral Financial’s credit risks.

     Doral Financial’s recent increase in originations of construction loans and mortgage loans secured by income producing residential buildings and commercial properties has increased the credit risks that Doral Financial faces. These types of loans involve greater credit risks than residential mortgage loans because they are larger in size and concentrate more risk in a single borrower. The properties securing these loans are also harder to dispose of in foreclosure.

Doral Financial is exposed to greater risk because its business is concentrated in Puerto Rico.

     Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Adverse political or economic developments or nature-related occurrences, such as hurricanes, could result in a downturn in loan originations, an increase in the level of nonperforming assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of Doral Financial’s loans and loan servicing portfolio, all of which would negatively affect Doral Financial’s profitability.

Doral Financial is subject to risks in servicing loans for others.

     Doral Financial’s profitability may also be adversely affected by mortgage loan delinquencies and defaults on mortgage loans that it services for third parties. Under many of its servicing contracts, Doral Financial must forward all or part of the scheduled payments to the owner of a mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that Doral Financial, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. Doral Financial generally recovers its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, Doral Financial must absorb the cost of the funds it advances during the time the advance is outstanding. Doral Financial must also bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be canceled as part of the foreclosure proceedings and Doral Financial will not receive any future servicing income with respect to that loan.

Competition with other financial institutions could adversely affect the profitability of Doral Financial’s U.S. operations.

     Doral Financial will encounter greater competition as it expands its operations on the United States mainland. Many institutions with which Doral Financial competes on the U.S. mainland have significantly greater assets, capital, name recognition and other resources. As a result, many of Doral Financial’s competitors on the U.S. mainland have advantages in conducting certain businesses and providing certain services. Increased competition could force Doral Financial to increase the rates it offers on deposits or lower the rates it charges on loans and, consequently, could adversely affect the profitability of Doral Financial’s U.S. operations.

Changes in statutes and regulations could adversely affect Doral Financial.

     As a financial institution, Doral Financial is subject to extensive federal and local governmental supervision and regulation. Any change in regulation, whether by applicable regulators or as a result of legislation enacted by the United States Congress or by the applicable local legislatures, could have a substantial impact on Doral Financial’s operations and profitability.

Availability on Website

     Doral Financial makes available free of charge, through its website, http://www.doralfinancial.com, its Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

     The public may read and copy any materials Doral Financial files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its website (http://www.sec.gov).

Item 2. Properties

     During the first quarter of 2002, Doral Financial moved its principal administrative and executive offices to a new office building known as the Doral Financial Plaza, located at 1451 F.D. Roosevelt Avenue in San

Juan, Puerto Rico. The Doral Financial Plaza is owned by Doral Financial and has approximately 200,000 square feet of office and administrative space.

     Doral Financial also leases administrative office spaces at the following locations:

Location	Business Activity

1159 F.D. Roosevelt Avenue(1)
San Juan, Puerto Rico	Mortgage Banking

305 F.D. Roosevelt Avenue(1)
Hato Rey, Puerto Rico	Mortgage Banking

279 Ponce de León Avenue(2)	Commercial Banking/
Hato Rey, Puerto Rico	Mortgage Banking

387 Park Avenue South(3)	Federal Savings Bank/
New York, New York	Mortgage Banking

(1)	Retail mortgage banking branch also located here.

(2)	Retail mortgage banking and commercial bank branch also located here.

(3)	Federal Savings Bank and retail mortgage banking branch also located here.

     In addition to the administrative offices listed above, Doral Financial maintains 54 retail mortgage banking branches in Puerto Rico and one in the New York metropolitan area, 33 commercial banking branches in Puerto Rico and one broker-dealer branch in Puerto Rico, all except for seven of which are leased, and 3 retail branches for its thrift operation in the New York City metropolitan area, all of which are leased. Doral Financial considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on Doral Financial’s business.

Item 3. Legal Proceedings

     In the opinion of Doral Financial’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The information required by this Item is included under the caption “Stock Prices and Dividend Policy” in Doral Financial’s Annual Report to Shareholders for the year ended December 31, 2002 filed as Exhibit 13 to this Form 10-K (the “Annual Report to Shareholders”) and is incorporated herein by reference.

Item 6. Selected Financial Data

     The information required by this Item is incorporated by reference to the information included in the Selected Financial Data table commencing on page 28 of the Company’s Annual Report to Shareholders.

     The Company’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years are as follows:

Year ended Dec. 31,

	2002	2001	2000	1999	1998

Ratio of Earnings to Combined Fixed Charges
Including Interest on Deposits	1.98x	1.55x	1.33x	1.46x	1.51x
Excluding Interest on Deposits	2.35x	1.74x	1.41x	1.59x	1.61x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	1.87x	1.49x	1.29x	1.41x	1.50x
Excluding Interest on Deposits	2.17x	1.65x	1.37x	1.52x	1.59x

     For purposes of computing these consolidated ratios, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Company’s estimate of the interest component of rental expense. Ratios are presented both including and excluding interest on deposits. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Company’s outstanding preferred stock.

     The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the last five years is set forth below.

	Year ended Dec. 31,

(In thousands)	2002	2001	2000	1999	1998

Long-term obligations	$3,510,936	$1,927,892	$1,465,175	$1,061,304	$189,685
Cumulative preferred stock	—	—	—	$8,460	$8,460
Non-Cumulative preferred stock	$228,250	$124,750	$124,750	$74,750	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item is incorporated by reference to the information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item is incorporated by reference to the information included under the subcaption “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of Doral Financial, together with the report thereon of PricewaterhouseCoopers LLP, the Company’s independent accountants, dated February 24, 2003, appearing on pages 61 through 103 of Doral Financial’s Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information in response to this Item is incorporated herein by reference to the section entitled “Election of Directors and Related Matters” contained in Company’s definitive Proxy Statement for its 2003 Annual Meeting of stockholders (the “Proxy Statement”) filed with the Securities and Exchange Commission on March 20, 2003.

Item 11. Executive Compensation

     Information in response to this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information in response to this Item is incorporated herein by reference to the section entitled “Security Ownership of Management and Principal Holders” of the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Information in response to this Item is incorporated herein by reference to the section entitled “Election of Directors and Related Matters — Certain Relationships and Related Transactions” of the Company’s Proxy Statement.

Item 14. Controls and Procedures

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of Doral Financial, together with the report thereon of the Company’s independent auditors PricewaterhouseCoopers LLP dated February 24, 2003, appearing on pages 61 through 103 in the Annual Report to Shareholders, are incorporated herein by reference:

Report of Independent Accountants

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description

3.1(c)	Second Restated Certificate of Incorporation of Doral Financial. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

3.1(d)	Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A (Incorporated herein by reference to exhibit number 3.4 of the Company’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

3.1(e)	Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

3.1(f)	Certificate of Designation creating the 8.35% Noncumulative Monthly Income Preferred Stock, Series B, (Incorporated herein by reference to exhibit number 3.3 of the Company’s Registration Statement on Form 8-A filed with the Commission on August 29, 2000.)

3.1(g)	Certificate of Incorporation of Doral Financial, as currently in effect. (Filed herewith)

3.1(h)	Certificate of Designation creating the 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 3.3 of the Company's Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

3.2	By-laws of Doral Financial, as amended as of December 2, 2002. (Filed herewith.)

4.1	Common Stock Certificate. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

4.2	1997 Employee Stock Option Plan (Incorporated herein by reference to the same exhibit number of the Company’s Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.)

4.3	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.4	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.5	Form of Serial and Term Bond. (included in Exhibit 4.4 hereof).

4.6	Deed of Constitution of First Mortgage. (Incorporated herein by reference to exhibit number 4.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.7	Mortgage Note (included in Exhibit 4.6 hereof).

4.8	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated by reference to exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 14, 1999.)

4.10	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated by reference to exhibit number 4.3 of the Company’s Current Report on Form 8-K dated May 14, 1999.)

4.11	Form of Note for Doral Financial’s 8.5% Medium-Term Senior Notes, Series A due July 8, 2004. (Incorporated by reference to exhibit number 4.1 of the Company’s Current Report on Form 8-K dated July 7, 1999.)

4.12	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4.1 of the Company’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

4.13	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of the Company’s Registration Statement on Form 8-A filed with the Commission on August 29, 2000.)

4.14	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Bankers Trust Company, as trustee. (Incorporated by reference to exhibit number 4.9 to the Company’s Current Report on Form 8-K dated March 27, 2001.)

Exhibit Number	Description

4.15	Form of 7.65% Senior Note of Doral Financial. (Incorporated by reference to exhibit number 4.10 to the Company’s Current Report on Form 8-K dated March 27, 2001.)

4.16	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of the Company's Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

10.14	Doral Restricted Stock Plan. (Incorporated herein by reference to the same exhibit number of the Company’s Form 10 filed with the Commission on October 7, 1988, as amended by Form 8 amendments thereto.)

10.32	Warehousing Loan Agreement dated September 8, 1995 between Doral and Banco Santander Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.40	Insurance and Indemnity Agreement dated as of May 28, 1992, between Doral and Financial Security Assurance Inc. (Incorporated herein by reference to the same exhibit number of the Company’s Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)

10.42	Financing Agreement dated May 14, 1992, between Doral and Banco Popular de Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company’s Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)

10.44	Addendum to Warehousing Loan Agreement dated August 1, 1991, between Doral and Banco Santander Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company’s Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)

10.45	Addendum to Warehousing Loan Agreement dated May 29, 1992, between Doral and Banco Santander Puerto Rico. (Incorporated herein by reference to the same exhibit number of the Company’s Registration Statement on Form S-2 (No. 33-52292) filed with the Commission on September 23, 1992.)

10.52	Amended and Restated Master Production Agreement, dated as of October 1, 1995, between Doral, Doral Mortgage and Doral Bank, Master Production Agreement, dated as of October 1, 1995, between Doral, Doral Mortgage and Doral Bank. (Incorporated by reference to exhibit number 19.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.53	Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between Doral and Doral Bank. (Incorporated by reference to exhibit number 19.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.57	Master Repurchase Agreement among Merrill Lynch Mortgage Capital, Inc., Doral and Doral Mortgage together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12, 1995. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.62	Exchange Agreement dated July 9, 1997, between Doral and Popular, Inc.. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.63	Financing Agreement dated October 10, 1995, between Doral and Banco Santander together with related Assignment and Pledge Agreements. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

10.64	Master Servicing and Collection Agreement dated October 1, 1995, between Doral and Doral Bank. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.66	First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between Doral and Doral Bank. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.67	First Amendment to Amended and Restated Master Production Agreement, dated as of March 1, 1996, between Doral, Doral Mortgage Corporation and Doral Bank, respectively. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.69	Indenture, dated as of October 10, 1996, between the Company and Bankers Trust Company, as trustee, including form of Senior Note. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report For 8-K, dated October 10, 1996.)

10.73	Credit Agreement dated November 5, 1997, between Doral, Doral Mortgage, the lender party thereto and Bankers Trust Company as Agent. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.)

Exhibit Number	Description

10.78	Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.79	First Supplemental Indenture, dated as of October 19, 1998, between the Company and Bankers Trust Company. (Incorporated herein by reference to the same exhibit number of the Company’s Current Report on Form 8-K dated October 19, 1998.)

10.85(a)	Credit Agreement, dated as of April 9, 1999, between FirstBank Puerto Rico and the Company. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

10.85(b)	First Amendment, dated as of May 13, 1999, to Credit Agreement, dated as of April 9, 1999, between FirstBank Puerto Rico and the Company. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

10.86	Warehousing Loan Agreement, dated as of April 29, 1999, among Doral Financial, Doral Mortgage Corporation and Citibank, N.A. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

10.88	Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

10.89	Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

10.90	Employment Agreement, dated as of March 5, 2002, between the Company and Salomon Levis. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.91	Employment Agreement, dated as of March 5, 2002, between the Company and Zoila Levis. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.92	Employment Agreement, dated as of March 5, 2002, between the Company and Richard F. Bonini. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.93	Employment Agreement, dated as of March 5, 2002, between the Company and Mario S. Levis. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.94	Note Purchase Agreement, dated September 17, 1999 (including form of Senior Note). (Incorporated by reference to exhibit number 10.88 of the Company’s Current Report on Form 8-K dated October 7, 1999.)

10.95	Master Repurchase Agreement, dated as of June 4, 1999, between Doral Financial and Bear Stearns Mortgage Capital Corporation. (Incorporated by reference to exhibit number 10.89 of the Company’s Current Report on Form 8-K dated October 7, 1999.)

10.96	First Amendment, dated as of November 30, 1999, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.97	First Amendment, dated as of November 30, 1999, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

Exhibit Number	Description

10.98	First Amendment, dated as of December 23, 1999, to Warehousing Loan Agreement, dated as of April 29, 1999, among Doral Financial, Doral Mortgage Corporation and Citibank, N.A. (Incorporated herein by reference to same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.99	Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Mortgage Capital Inc. (Incorporated herein by reference to same exhibit number of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.100	Employment Agreement, dated as of March 5, 2002, among Doral Financial, Doral Mortgage Corporation and Edison Vélez. (Incorporated herein by reference to the same exhibit number of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.101	Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference from the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.102	Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.103	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2000, between Bear Stearns Mortgage Capital Corporation and Doral Financial Corporation (Incorporated herein by reference to the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.104	Amendment No. 2, dated as of November 6, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report or Form 10-K for the year ended December 31, 2000.)

10.105	Amendment No.3, dated as of December 22, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report or Form 10-K for the year ended December 31, 2000.)

10.106	Administrative Procedures governing Fixed and Floating Rate Medium-Term Notes, Series A, dated as of May 14, 1999. (Incorporated by reference to exhibit number 99 of the Company’s Current Report on Form 8-K dated May 14, 1999.)

10.107	Amendment No. 1, dated as of August 5, 2000, to Master Repurchase Agreement, dated as of January 12, 1995, between Merrill Lynch Mortgage Capital Inc., Doral Financial and Doral Mortgage Corporation. (Incorporated herein by reference to the same exhibit number of the Company’s Annual Report or Form 10-K for the year ended December 31, 2000.)

10.108	Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.109	Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.110	Employment Agreement, dated as of April 1, 2002, between Doral Financial and Frederick C. Teed. (Incorporated herein by reference to the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

12(a)	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. (Filed herewith.)

Exhibit Number	Description

13	Annual Report to Shareholders for the year ended December 31, 2002. (Filed herewith.)

21	List of Doral’s subsidiaries. (Filed herewith.)

23	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

     The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish any such instruments to the Securities and Exchange Committee upon request.

(b)	Reports on Form 8-K.

(1)	Current Report of Form 8-K, dated October 10, 2002, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter and nine months ended September 30, 2002.

(2)	Current Report on Form 8-K, dated November 13, 2002, reporting under Item 9 the filing of certifications pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

(3)	Current Report on Form 8-K, dated January 15, 2003, reporting under Item 5 the issuance of a press release announcing the unaudited earnings for the quarter and year ended December 31, 2002.

(4)	Current Report on Form 8-K, dated January 22, 2003, reporting under Item 5 the sale by the Chief Executive Officer of shares of the Company’s Common Stock.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION

	By:	/s/ Salomón Levis

Salomón Levis
Chairman of the Board and
Date: March 26, 2003		Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Salomón Levis Salomón Levis	Chairman of the Board and Chief Executive Officer	March 26, 2003

/s/ Richard F. Bonini Richard F. Bonini	Director and Chief Financial Officer	March 26, 2003

/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director	March 26, 2003

/s/ John L. Ernst John L. Ernst	Director	March 26, 2003

/s/ Efraím Kier Efraím Kier	Director	March 26, 2003

/s/ Zoila Levis Zoila Levis	Director	March 26, 2003

/s/ A. Brean Murray A. Brean Murray	Director	March 26, 2003

/s/ Harold D. Vicente Harold D. Vicente	Director	March 26, 2003

/s/ John B. Hughes John B. Hughes	Director	March 26, 2003

/s/ Ricardo Meléndez Ricardo Meléndez	Executive Vice President and Principal Accounting Officer	March 26, 2003

     I, Salomón Levis, Chairman of the Board and Chief Executive Officer of Doral Financial Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Doral Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Salomón Levis
Salomón Levis

     I, Richard F. Bonini, Senior Executive Vice President and Chief Financial Officer of Doral Financial Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Doral Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Richard F. Bonini
Richard F. Bonini