Form 10-Q
period 2003-03-31
DORAL FINANCIAL CORP
filed 2003-05-15
CIK 840889

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   ----------

                                  FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 0-17224

                         DORAL FINANCIAL CORPORATION

          (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Puerto Rico                                          66-0312162
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

1451 F.D. Roosevelt Avenue,
San Juan, Puerto Rico                                        00920-2717
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
      including area code                                 (787) 474-6700
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

YES  |X|      NO   | |

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

YES  |X|      NO   | |

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 7, 2003: 71,900,773

                           DORAL FINANCIAL CORPORATION
                                   INDEX PAGE
                                                                            PAGE
                            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         as of March 31, 2003 and December 31, 2002........................   4

         Consolidated Statements of Income (Unaudited) - Quarters ended
         March 31, 2003 and March 31, 2002.................................   5

         Consolidated Statements of Changes in Stockholders' Equity
         (Unaudited) - Quarters ended March 31, 2003 and March 31, 2002....   6

         Consolidated Statements of Comprehensive Income (Unaudited) -
         Quarters ended March 31, 2003 and March 31, 2002..................   7

         Consolidated Statements of Cash Flows (Unaudited) - Quarters
         ended March 31, 2003 and March 31, 2002...........................   8

         Notes to Consolidated Financial Statements (Unaudited)............   9

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk........  49

Item 4 - Controls and Procedures...........................................  49

                             PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................  49

Item 2 - Changes in Securities.............................................  49

Item 3 - Defaults Upon Senior Securities...................................  49

Item 4 - Submission of Matters to a Vote of Security Holders...............  49

Item 5 - Other Information.................................................. 50

Item 6 - Exhibits and Reports on Form 8-K................................... 50

SIGNATURES.................................................................. 52
CEO and CFO Certifications

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

                           DORAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
                                   (UNAUDITED)

                                                                                     MARCH 31,  DECEMBER 31,
                                                                                       2003         2002
                                                                                    ----------   ----------
ASSETS
  Cash and due from banks                                                           $  191,467   $  156,137
                                                                                    ----------   ----------

  Money market investments:
    Securities purchased under resell agreements                                        50,456      259,764
    Time deposits with other banks                                                   1,124,316    1,157,390
                                                                                    ----------   ----------

     Total money market investments                                                  1,174,772    1,417,154
                                                                                    ----------   ----------

  Pledged investment securities that can be re-pledged:

    Trading securities, at fair value                                                1,040,618      783,333
    Securities available for sale, at fair value                                       899,409      775,892
    Securities held to maturity, at amortized cost (market value of
     $797,404 for 2003; $793,174 for 2002)                                             797,454      788,376
                                                                                    ----------   ----------

     Total pledged investment securities                                             2,737,481    2,347,601
                                                                                    ----------   ----------

  Other investment securities:

    Trading securities, at fair value                                                  555,587      412,846
    Securities available for sale, at fair value                                       148,666       86,198
    Securities held to maturity, at amortized cost (market value of
     $36,935 for 2003; $172,085 for 2002)                                               29,719      172,250
    Federal Home Loan Bank of NY (FHLB) stock, at cost                                  84,220       86,970
                                                                                    ----------   ----------

     Total other investment securities                                                 818,192      758,264
                                                                                    ----------   ----------

     Total investment securities                                                     3,555,673    3,105,865
                                                                                    ----------   ----------

  Loans:
    Mortgage loans held for sale, at lower of cost or market                         2,046,419    2,183,399
    Loans receivable, net of allowance for loan losses of $15,045 (2002 - $9,982)    1,124,496    1,022,342
                                                                                    ----------   ----------

     Total loans                                                                     3,170,915    3,205,741
                                                                                    ----------   ----------

  Receivables and mortgage servicing advances                                           68,994       66,450
  Accounts receivable from investment sales                                            233,548      101,718
  Accrued interest receivable                                                           43,688       43,158
  Servicing assets, net                                                                160,270      159,881
  Premises and equipment, net                                                          116,858      114,916
  Real estate held for sale, net                                                        13,394       13,057
  Other assets                                                                          37,258       37,612
                                                                                    ----------   ----------

     Total assets                                                                   $8,766,837   $8,421,689
                                                                                    ==========   ==========

LIABILITIES
  Deposits (includes $260,396 and $296,620 of non-interest-bearing deposits for
        2003 and 2002, respectively)                                                $2,470,163   $2,217,211
  Securities sold under agreements to repurchase                                     2,608,816    2,733,339
  Loans payable                                                                        259,688      211,002
  Notes payable                                                                        618,152      621,303
  Advances from FHLB                                                                 1,256,500    1,311,500
  Accounts payable from investment purchases                                           166,048      100,699
  Accrued expenses and other liabilities                                               291,604      181,664
                                                                                    ----------   ----------

     Total liabilities                                                               7,670,971    7,376,718
                                                                                    ----------   ----------

  Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value; 10,000,000 shares authorized; 7,635,000 shares
    issued and outstanding, at aggregate liquidation preference value                  228,250      228,250
  Common stock, $1 par value; 200,000,000 shares authorized; 71,980,173 and
    71,933,348 shares issued in 2003 and 2002, respectively; 71,896,173 and
    71,849,348 shares outstanding in 2003 and 2002, respectively                        71,980       71,933
  Paid-in capital                                                                      192,679      191,216
  Legal surplus                                                                         10,777       10,777
  Retained earnings                                                                    606,251      550,554
  Accumulated other comprehensive loss, net of income tax of $1.4 million
    (2002 - $2.5 million)                                                              (13,987)      (7,675)
  Treasury stock at par value; 84,000 shares held                                          (84)         (84)
                                                                                   -----------  -----------

     Total stockholders' equity                                                      1,095,866    1,044,971
                                                                                   -----------  -----------

     Total liabilities and stockholders' equity                                    $ 8,766,837  $ 8,421,689
                                                                                   ===========  ===========

    The accompanying notes are an integral part of these financial statements

                           DORAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             QUARTER ENDED
                                                                                                MARCH 31,
                                                                                        -----------------------
                                                                                           2003          2002
                                                                                        ---------      --------
INTEREST INCOME:
  Loans                                                                                 $  55,040      $ 47,123
  Mortgage-backed securities                                                               28,381        28,648
  Investment securities                                                                    22,060        18,819
  Other interest-earning assets                                                             4,129         2,493
                                                                                        ---------      --------

    Total interest income                                                                 109,610        97,083
                                                                                        ---------      --------

INTEREST EXPENSE:
  Deposits                                                                                 18,066        16,691
  Securities sold under agreements to repurchase                                           23,937        25,485
  Advances from FHLB                                                                       12,374         8,908
  Loans payable                                                                             1,451         1,330
  Notes payable                                                                            12,505         8,783
                                                                                        ---------      --------

    Total interest expense                                                                 68,333        61,197
                                                                                        ---------      --------

    Net interest income                                                                    41,277        35,886
Provision for loan losses                                                                   4,778           748
                                                                                        ---------      --------

    Net interest income after provision for loan losses                                    36,499        35,138
                                                                                        ---------      --------

NON-INTEREST INCOME:
  Net gain on mortgage loan sales and fees                                                 77,325        45,990
  Trading activities                                                                        4,901        (5,070)
  Net gain on sales of investment securities                                                7,087         2,792
  Servicing (loss) income, net of amortization and impairment of $12,647
    and $7,273 in 2003 and 2002, respectively                                              (4,109)        1,386
  Commissions, fees and other income                                                        6,215         4,511
                                                                                        ---------      --------

    Total non-interest income                                                              91,419        49,609
                                                                                        ---------      --------

NON-INTEREST EXPENSES:
  Compensation and benefits                                                                21,199        12,851
  Taxes, other than payroll and income taxes                                                1,757         1,049
  Advertising                                                                               3,763         2,431
  Professional services                                                                     1,972         1,713
  Communication and information systems                                                     3,018         2,744
  Occupancy and other office expenses                                                       5,442         4,484
  Depreciation and amortization                                                             3,588         2,569
  Other                                                                                     3,824         2,787
                                                                                        ---------      --------

    Total non-interest expenses                                                            44,563        30,628
                                                                                        ---------      --------

    Income before income taxes                                                             83,355        54,119
Income taxes                                                                               13,368         7,579
                                                                                        ---------      --------

NET INCOME                                                                              $  69,987      $ 46,540
                                                                                        =========      ========

Net income attributable to common shareholders                                          $  65,759      $ 44,188
                                                                                        =========      ========

Earnings per common share:

   Basic                                                                                $    0.91      $   0.62
                                                                                        =========      ========

   Diluted                                                                              $    0.90      $   0.61
                                                                                        =========      ========

Dividends per common share                                                              $    0.14      $   0.10
                                                                                        =========      ========

    The accompanying notes are an integral part of these financial statements

                          DORAL FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                          --------------------------
                                                               2003           2002
                                                          -----------      ---------
PREFERRED STOCK                                           $   228,250      $ 124,750
                                                          -----------      ---------

COMMON STOCK:
  Balance at beginning of period                               71,933         47,866
  Shares issued under stock option plan                            47             13
                                                          -----------      ---------

    Balance at end of period                                   71,980         47,879
                                                          -----------      ---------

PAID-IN CAPITAL:
  Balance at beginning of period                              191,216        217,594
  Common shares issued under stock option plan                    341            149
  Stock-based compensation recognized                           1,122             --
                                                          -----------      ---------

    Balance at end of period                                  192,679        217,743
                                                          -----------      ---------

LEGAL SURPLUS                                                  10,777          8,423
                                                          -----------      ---------

RETAINED EARNINGS:
  Balance at beginning of period                              550,554        375,855
  Net income                                                   69,987         46,540
  Cash dividends declared on common stock                     (10,062)        (7,172)
  Cash dividends declared on preferred stock                   (4,228)        (2,352)
                                                          -----------      ---------

    Balance at end of period                                  606,251        412,871
                                                          -----------      ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
  NET OF TAXES:
  Balance at beginning of period                               (7,675)       (12,312)
  Net loss in the fair value of investment securities
   available for sale, net of deferred taxes                   (6,312)       (22,009)
                                                          -----------      ---------

    Balance at end of period                                  (13,987)       (34,321)
                                                          -----------      ---------

TREASURY STOCK AT PAR                                             (84)           (56)
                                                          -----------      ---------

Total stockholders' equity                                $ 1,095,866      $ 777,289
                                                          ===========      =========

   The accompanying notes are an integral part of these financial statements.

                        DORAL FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)

                                                                        QUARTER ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                       2003         2002
                                                                    --------      --------
Net income                                                          $ 69,987      $ 46,540
                                                                    --------      --------
Other comprehensive loss, before tax:
  Unrealized losses on securities arising during the period          (11,560)      (32,526)

  Amortization of unrealized loss on securities reclassified to
    held to maturity                                                      10           437

  Reclassification adjustment for losses included in net income        4,168         9,184
                                                                    --------      --------

Other comprehensive loss before taxes                                 (7,382)      (22,905)

Income tax benefit related to items of other comprehensive
  income                                                               1,070           896
                                                                    --------      --------

Other comprehensive loss                                              (6,312)      (22,009)
                                                                    --------      --------

Comprehensive income, net of taxes                                  $ 63,675      $ 24,531
                                                                    ========      ========

   The accompanying notes are an integral part of these financial statements.

                             DORAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

                                                                                                          QUARTER
                                                                                                       ENDED MARCH 31,
                                                                                               ----------------------------
                                                                                                   2003             2002
                                                                                               -----------      -----------
Cash flows from operating activities:
  Net income..............................................................................     $    69,987      $    46,540
                                                                                               -----------      -----------
  Adjustments to reconcile net income to net cash used in operating activities:
  Stock-based compensation recognized ....................................................           1,122               --
  Depreciation and amortization ..........................................................           3,588            2,569
  Amortization of interest-only strips ...................................................          14,601           10,908
  Amortization of servicing assets .......................................................          12,647            7,273
  Deferred tax provision (benefit) .......................................................           5,376              (95)
  Provision for loan losses ..............................................................           4,778              748
  Provision for losses on real estate held for sale ......................................             270              240
  Amortization of premium and accretion of discount on loans and investment
    securities ...........................................................................           1,975            2,066
  Origination and purchases of mortgage loans held for sale ..............................      (1,270,174)      (1,076,782)
  Principal repayments and sales of mortgage loans held for sale .........................         805,482          401,622
  Purchases of securities held for trading ...............................................      (2,234,290)        (297,583)
  Principal repayments and sales of trading securities ...................................       2,483,947          702,119
  Increase in interest only strips, net ..................................................         (66,470)         (45,268)
  Increase in servicing assets ...........................................................         (13,036)         (11,090)
  Increase in receivables and mortgage servicing advances ................................          (2,044)          (4,352)
  (Increase) decrease in accounts receivable from investment sales .......................        (131,830)         204,634
  (Increase) decrease in accrued interest receivable .....................................            (530)           2,933
  Decrease in other assets ...............................................................             354            1,870
  Increase (decrease) in payable related to short sales ..................................          58,909          (45,300)
  Decrease in interest payable ...........................................................          (7,131)          (1,105)
  Increase (decrease) in accounts payable from investment purchases ......................          65,349         (192,641)
  Increase in accrued expenses and other liabilities .....................................          32,821            3,573
                                                                                               -----------      -----------

    Total adjustments ....................................................................        (234,286)        (333,661)
                                                                                               -----------      -----------

    Net cash used in operating activities ................................................        (164,299)        (287,121)
                                                                                               -----------      -----------

  Cash flows from investing activities:
  Purchases of securities available for sale .............................................      (1,311,111)        (371,645)
  Proceeds from sales of securities available for sale....................................       1,114,932          503,718
  Principal repayments of  securities available for sale .................................           3,041            6,208
  Purchases of securities held to maturity ...............................................              --          (38,281)
  Principal repayments and maturities of securities held to maturity .....................         133,553          103,566
  Decrease (increase) in FHLB stock ......................................................           2,750           (9,431)
  Origination of loans receivable ........................................................        (192,201)        (114,633)
  Principal repayments of loans receivable ...............................................          85,867           81,694
  Purchase of premises and equipment .....................................................          (5,530)         (10,301)
  Proceeds from sales of real estate held for sale .......................................             712              996
                                                                                               -----------      -----------
    Net cash (used in) provided by investing activities ..................................        (167,987)         151,891
                                                                                               -----------      -----------

  Cash flows from financing activities:
  Increase in deposits ...................................................................         252,952          266,152
  (Decrease) increase in securities sold under agreements to repurchase ..................        (124,523)          12,061
  Increase in loans payable ..............................................................          68,858           65,540
  Decrease in notes payable ..............................................................          (3,151)            (249)
  (Decrease) increase in FHLB advances ...................................................         (55,000)         180,000
  Issuance of common stock, net ..........................................................             388              162
  Dividends declared and paid ............................................................         (14,290)          (9,524)
                                                                                               -----------      -----------

    Net cash provided by financing activities ............................................         125,234          514,142
                                                                                               -----------      -----------

  Net (decrease) increase in cash and cash equivalents ...................................        (207,052)         378,912

  Cash and cash equivalents at beginning of period .......................................       1,573,291          594,385
                                                                                               -----------      -----------

  Cash and cash equivalents at the end of period .........................................     $ 1,366,239      $   973,297
                                                                                               ===========      ===========

  Cash and cash equivalents includes:
     Cash and due from banks .............................................................     $   191,467      $    59,842
     Money market investments ............................................................       1,174,772          913,455
                                                                                               -----------      -----------
                                                                                               $ 1,366,239      $   973,297
                                                                                               ===========      ===========
  Supplemental schedule of non-cash activities:
     Loan securitizations ................................................................     $   591,037      $   534,642
                                                                                               ===========      ===========
     Loans foreclosed ....................................................................     $     1,819      $     1,150
                                                                                               ===========      ===========


  Supplemental information for cash flows:
     Cash used to pay interest ...........................................................     $    57,804      $    58,949
                                                                                               ===========      ===========

     Cash used to pay income taxes .......................................................     $     3,830      $       339
                                                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           DORAL FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a. The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation ("Doral Financial" or "the Company"), Doral Mortgage Corporation ("Doral Mortgage"), SANA Investment Mortgage Bankers, Inc. ("SANA"), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. ("Doral Securities"), Doral Bank ("Doral Bank PR"), Doral Bank, FSB ("Doral Bank NY"), Doral Money, Inc., Doral International, Inc., Doral Properties, Inc. ("Doral Properties") and Doral Insurance Agency, Inc. ("Doral Agency"). References herein to "Doral Financial" or "the Company" shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company's Annual Audited Financial Statements included in the Company's Annual Report for the year ended December 31, 2002, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods have been reflected.

b. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

c. Cash dividends per share paid for the quarters ended March 31, 2003 and 2002 were as follows:

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              2003        2002
                                                             ------      ------
      7% Noncumulative Monthly Income Preferred Stock        $ 0.88      $ 0.88
      8.35% Noncumulative Monthly Income Preferred Stock     $ 0.52      $ 0.52
      7.25% Noncumulative Monthly Income Preferred Stock     $ 0.45      $   --
      Common Stock                                           $ 0.14      $ 0.10

d. At March 31, 2003, escrow funds include approximately $151.0 million deposited with Doral Bank PR. These funds are included in the Company's financial statements. Escrow funds also include approximately $24.5 million deposited with other banks which are excluded from the Company's assets and liabilities.

e. The reconciliation of the numerator and denominator, adjusted to reflect the three-for-two stock split effective September 14, 2002, of the basic and diluted earnings-per-share follows:

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                 QUARTER ENDED
                                                                                     MARCH 31,
                                                                          ------------------------------
(Dollars in thousands, except per share amounts)                             2003              2002
                                                                          ------------    -------------
NET INCOME:

   Net income .................................................           $    69,987      $     46,540

   Preferred stock dividend ...................................                (4,228)           (2,352)
                                                                          -----------      ------------

   Net income attributable to common stock ....................           $    65,759      $     44,188
                                                                          ===========      ============

WEIGHTED AVERAGE SHARES:

   Basic weighted average number of common shares outstanding .            71,869,704        71,724,956

   Incremental shares issuable upon exercise of stock options*              1,414,312         1,112,850
                                                                          -----------      ------------

   Diluted weighted average number of common shares outstanding            73,284,016        72,837,806
                                                                          ===========      ============

NET INCOME PER COMMON SHARE:

   Basic ......................................................           $      0.91      $       0.62
                                                                          ===========      ============

   Diluted ....................................................           $      0.90      $       0.61
                                                                          ===========      ============

--------------
* For the quarter ended March 31, 2003, all stock options outstanding were included in the computation of weighted average outstanding shares. For the quarter ended March 31, 2002, 353,250 shares subject to stock options were excluded from the computation because they were antidilutive.

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

      Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

(In thousands)                                         QUARTER ENDED
                                                          MARCH 31,
                                                  ----------------------
                                                     2003         2002
                                                  --------      --------
       Employee costs, gross                      $ 26,306      $ 20,531
       Deferred costs pursuant to SFAS No. 91       (5,107)       (7,680)
                                                  --------      --------

          Employee cost, net                      $ 21,199      $ 12,851
                                                  ========      ========

       Other expenses, gross                      $  4,847      $  4,716
       Deferred costs pursuant to SFAS No. 91       (1,023)       (1,929)
                                                  --------      --------

          Other expenses, net                     $  3,824      $  2,787
                                                  ========      ========

      As of March 31, 2003, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to $2.2 million and $11.9 million, respectively (December 31, 2002 - $1.6 million and $13.0 million, respectively).

g.    Segment information

      The Company operates in four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company's operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area.

      The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The following tables present net interest income, non-interest income, net income and identifiable assets for each of the Company's reportable segments for the periods presented as well as for the Company's Puerto Rico and mainland U.S. operations for the periods presented.

(In thousands)

                         Mortgage                  Institutional               Intersegment
                         Banking          Banking   Securities     Insurance   Eliminations(1)       Totals
                         -------          -------   ----------     ---------   --------------     ----------
                                                    QUARTER ENDED MARCH 31, 2003
                        ------------------------------------------------------------------------------------
Net interest income     $   11,331        26,851         778          400           1,917         $   41,277
Non-interest income     $   58,657        33,665       1,167        1,794          (3,864)        $   91,419
Net income              $   35,621        33,610         839        1,311          (1,394)        $   69,987
Identifiable assets     $2,959,805     5,951,164     274,107       35,200        (453,439)        $8,766,837

                                                    QUARTER ENDED MARCH 31, 2002
                        ------------------------------------------------------------------------------------

Net interest income     $   12,391        23,628         635          310          (1,078)        $   35,886
Non-interest income     $   40,039         8,217         777        1,629          (1,053)        $   49,609
Net income              $   31,168        16,397          83        1,007          (2,115)        $   46,540
Identifiable assets     $2,590,303     4,334,171     447,534       30,420        (407,405)        $6,995,023

--------

      (1) For purpose of the intersegment eliminations in the above table, income includes direct intersegment loan origination costs amortized as yield adjustment and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company's institutional securities subsidiary and rental income paid to Doral Properties. Assets include internal funding and investment in subsidiaries accounted for at cost.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

                                        Mainland
                        Puerto Rico        US      Eliminations    Totals
                        -----------     --------   ------------  ----------
                             QUARTER ENDED MARCH 31, 2003
                        ---------------------------------------------------
Net interest income     $   37,401       3,900          (24)     $   41,277
Non-interest income     $   88,577       2,893          (51)     $   91,419
Net income              $   68,530       1,497          (40)     $   69,987
Identifiable assets     $8,363,289     525,346     (121,798)     $8,766,837

                             QUARTER ENDED MARCH 31, 2002
                        ---------------------------------------------------

Net interest income     $   33,224       3,014         (352)     $   35,886
Non-interest income     $   49,259         350           --      $   49,609
Net income              $   46,082         810         (352)     $   46,540
Identifiable assets     $6,746,625     341,183      (92,785)     $6,995,023

h. The fair value of the Company's trading securities and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

      1. The following table summarizes Doral Financial's holdings of trading securities as of March 31, 2003 and December 31, 2002.


      TRADING SECURITIES                       MARCH 31,     DECEMBER 31,
      (In thousands)                             2003            2002
                                              ----------     ----------
      Mortgage-backed securities ........     $1,167,580     $  829,593
      Interest-only strips ..............        411,054        359,185
      Puerto Rico government and agencies          6,258          6,246
      Other .............................         11,313          1,155
                                              ----------     ----------
            Total .......................     $1,596,205     $1,196,179
                                              ==========     ==========

      2. The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities available for sale as of March 31, 2003 and December 31, 2002.

            The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2003
(Dollars in thousands)

                                                                                                    WEIGHTED
                                      AMORTIZED     UNREALIZED     UNREALIZED       MARKET          AVERAGE
                                        COST           GAINS         LOSSES         VALUE            YIELD
                                     ----------     ----------     ----------     ----------        --------
MORTGAGE-BACKED SECURITIES
   GNMA
      Due over ten years             $    6,148     $      446     $      107     $    6,487         7.02%

   FHLMC AND FNMA
      Due over ten years                110,055            438            176        110,317         5.82%

DEBT SECURITIES
   FEDERAL FARM CREDIT NOTES
      Due from one to five years         39,950            180             --         40,130         3.11%

   FHLB NOTES
      Due from one to five years        300,000             --             --        300,000         2.92%

   FHLB ZERO COUPON
      Due over ten years                108,004             --          2,004        106,000         6.87%

   FHLMC NOTES
      Due over ten years                 25,000            141             --         25,141         6.00%

   US TREASURY
      Due from five to ten years        355,880            968          5,098        351,750         3.88%
      Due over ten years                111,589             --          3,339        108,250         5.38%
                                     ----------     ----------     ----------     ----------        ------
                                     $1,056,626     $    2,173     $   10,724     $1,048,075         4.30%
                                     ==========     ==========     ==========     ==========        ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2002
(Dollars in thousands)

                                                                                           WEIGHTED
                                     AMORTIZED    UNREALIZED   UNREALIZED    MARKET        AVERAGE
                                       COST         GAINS        LOSSES      VALUE          YIELD
                                     ---------    ----------   ----------   --------       --------
MORTGAGE-BACKED SECURITIES
   GNMA
      Due over ten years             $ 12,316     $    610     $    146     $ 12,780         6.55%

   FHLMC AND FNMA
      Due over ten years              171,847        3,073          334      174,586         5.87%

DEBT SECURITIES
   FHLB ZERO COUPON
      Due over ten years              106,194           --        1,194      105,000         6.87%

   FHLMC NOTES
      Due over ten years               25,000          315           --       25,315         6.00%

   US TREASURY
      Due from five to ten years      239,062          409        1,162      238,309         4.25%
      Due over ten years              309,567        1,054        4,521      306,100         5.37%
                                     --------     --------     --------     --------        ------
                                     $863,986     $  5,461     $  7,357     $862,090         5.38%
                                     ========     ========     ========     ========        ======

      3. The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities held to maturity as of March 31, 2003 and December 31, 2002.

            The weighted average yield is computed based on amortized cost and, therefore does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF MARCH 31, 2003
(Dollars in thousands)

                                                                                           WEIGHTED
                                    AMORTIZED    UNREALIZED   UNREALIZED    MARKET         AVERAGE
                                       COST         GAINS       LOSSES       VALUE          YIELD
                                    ---------    ----------   ----------   --------        --------
MORTGAGE-BACKED SECURITIES
   GNMA
     Due from five to ten years     $  2,150     $    100     $     --     $  2,250         6.74%
     Due over ten years               10,541          578           --       11,119         6.96%

   CMO CERTIFICATES
     Due from one to five years          403           --            1          402         7.38%
     Due from five to ten years        1,045           --            7        1,038         6.17%
     Due over ten years               60,453          120        1,143       59,430         6.03%

DEBT SECURITIES
   FHLB NOTES
     Due over ten years              294,365        1,472           --      295,837         6.07%

   FHLB ZERO COUPON
     Due over ten years              319,382          400           --      319,782         6.82%

   FHLMC ZERO COUPON
     Due over ten years                6,038           47           --        6,085         7.16%

   FHLMC NOTES
     Due over ten years               50,000           --           --       50,000         6.00%

   PR HOUSING BANK
     Due from one to five years        5,000           50           --        5,050         6.00%
     Due over ten years                3,305           --           --        3,305         6.20%

   U.S. TREASURY
     Due over ten years               61,096        5,484           --       66,580         5.36%

   P.R. ECONOMIC DEVELOPMENT
     BANK NOTES
     Due within a year                 2,000           --           --        2,000         6.60%

   OTHER
     Due within a year                 5,000           --           --        5,000         3.51%
     Due from one to five years          355            5           --          360         6.48%
     Due from five to ten years        4,040           31           --        4,071         5.48%
     Due over ten years                2,000           30           --        2,030         7.00%
                                    --------     --------     --------     --------        ------
                                    $827,173     $  8,317     $  1,151     $834,339         6.30%
                                    ========     ========     ========     ========        ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2002
(Dollars in thousands)

                                                                                          WEIGHTED
                                    AMORTIZED    UNREALIZED   UNREALIZED    MARKET        AVERAGE
                                      COST         GAINS        LOSSES       VALUE         YIELD
                                    ---------    ----------   ----------   --------       --------
MORTGAGE-BACKED SECURITIES
   GNMA
     Due from five to ten years     $  2,227     $    101     $     --     $  2,328         6.74%
     Due over ten years               11,253          590           --       11,843         6.99%

   CMO CERTIFICATES
     Due from one to five years          274           --           --          274         7.62%
     Due from five to ten years        1,257           --            8        1,249         6.28%
     Due over ten years               67,140          155        1,172       66,123         5.99%

DEBT SECURITIES
   FHLB NOTES
     Due over ten years              394,365          250          250      394,365         5.59%

   FHLB ZERO COUPON
     Due over ten years              314,202           54           54      314,202         6.82%

   FHLMC ZERO COUPON
     Due over ten years               37,116          138        1,121       36,133         7.87%

   FHLMC NOTES
     Due over ten years               50,000           --           --       50,000         6.00%

   PR HOUSING BANK
     Due from one to five years        5,000           25           --        5,025         6.00%
     Due over ten years                3,305           --           --        3,305         6.20%

   US TREASURY
     Due over ten years               61,092        5,852           --       66,944         5.36%

   P.R. ECONOMIC DEVELOPMENT
     BANK NOTES
     Due within a year                 2,000           --           --        2,000         6.60%

   OTHER
     Due within a year                 5,000           --           --        5,000         3.51%
     Due from one to five years          355            5           --          360         6.48%
     Due from five to ten years        4,040           38           --        4,078         5.48%
     Due over ten years                2,000           30           --        2,030         7.00%
                                    --------     --------     --------     --------        ------
                                    $960,626     $  7,238     $  2,605     $965,259         6.13%
                                    ========     ========     ========     ========        ======

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i. The following table sets forth certain information regarding Doral Financial's mortgage loans held for sale as of the dates indicated:


MORTGAGE LOANS HELD FOR SALE
(In thousands)                                MARCH 31, 2003   DECEMBER 31, 2002
                                              --------------   -----------------
Conventional single family residential loans      $1,619,196          $1,789,531
FHA/VA loans                                          92,369              86,109
Mortgage loans on residential multifamily             95,157             103,296
Construction and commercial real estate loans        239,657             204,423
Consumer loans secured by mortgages                       40                  40
                                                  ----------          ----------
                                                  $2,046,419          $2,183,399
                                                  ==========          ==========

j. The following table sets forth certain information regarding Doral Financial's loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET
(Dollars in thousands)                             MARCH 31, 2003                DECEMBER 31, 2002
                                        ------------------------------     -------------------------------
                                            AMOUNT             PERCENT        AMOUNT               PERCENT
                                        -----------            -------     -----------             -------
Construction loans                      $   499,600               43%      $   474,440               45%
Residential mortgage loans                  340,843               29%          282,059               27%
Commercial--secured by real estate          143,706               12%          138,270               13%
Consumer--secured by real estate                506                0%              821                0%
Consumer--other                              63,162                5%           62,279                6%
Commercial non-real estate                   17,289                2%           13,291                1%
Loans on savings deposits                     9,468                1%            8,720                1%
Land secured                                 89,733                8%           79,996                7%
                                        -----------           -------       -----------            -----

   Loans receivable, gross                1,164,307              100%        1,059,876              100%
                                        -----------           -------       -----------            -----

Less:
   Undisbursed portion of loans
        in process                           (6,687)                            (9,420)
   Unearned interest and deferred
        loan fees, net                      (18,079)                           (18,132)
   Allowance for loan losses(1)             (15,045)                            (9,982)
                                        -----------                        -----------
                                            (39,811)                           (37,534)
                                        -----------                        -----------
  Loans receivable, net                 $ 1,124,496                        $ 1,022,342
                                        ===========                        ===========

----------
      (1) Does not include $7.3 million and $8.3 million of allowance for loan losses allocated to mortgage loans held for sale as of March 31, 2003 and December 31, 2002, respectively.

k. Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority ("AFICA"). The bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Plaza, which became the new headquarters of Doral Financial. The bonds have fixed interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building and underlying real property. On November 1, 2002, Doral Properties issued an additional $7.6 million in bonds through AFICA to finance additional improvements to the Doral Financial Plaza. The additional bonds mature, subject to prior amortization requirements, in December 2029, and are also guaranteed by Doral Financial.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

l. The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips ("IOs"). The Company's retained interests are subject to prepayment and interest rate risks. The following table shows the changes in the Company's mortgage servicing assets for each of the periods shown:


MORTGAGE SERVICING ASSETS ACTIVITY
(In thousands)


                                              QUARTER ENDED
                                                 MARCH 31,
                                          -------------------------
                                            2003            2002
                                          ---------      ---------
      Balance at beginning of period ...  $ 159,881      $ 154,340
      Capitalization of rights .........     13,036         11,090
      Amortization:
           Scheduled ...................     (7,763)        (6,200)
           Unscheduled and impairment ..     (4,884)        (1,073)
                                          ---------      ---------

      Balance at end of period .........  $ 160,270      $ 158,157
                                          =========      =========

During the first quarter of 2003, the market prices used to value Doral Financial's servicing assets varied from 1.40% to 2.30% of the principal amount of the loans subject to the servicing rights, with servicing rights for GNMA (FHA/VA loans) mortgage-backed securities having higher values than comparable servicing rights for conventional loans. For the first quarter of 2002, the market price used varied from 1.50% to 2.30%. The Company measures the interest-only strips at the date of the transaction based on market values computed from the difference in interest rate spreads multiplied by the principal amount of loans sold by a market factor. In addition, to determine the fair value of its interest-only strips, Doral Financial uses external and internal valuations based on discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. See "Management Discussion and Analysis of Financial Condition and Results of Operation - Amortization and Impairment of Servicing Assets and Valuation of IOs" on this Form 10-Q. The market factor used by Doral Financial to value interest-only strips ranged from 4.75% to 5.50% during the first quarter of 2003, compared to a range from 4.25% to 5.50% during the first quarter of 2002. For a discussion regarding Doral Financial's accounting policies please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations Section of Doral Financial's Annual Report on Form 10-K for the year ended December 31, 2002.

Effective July 1, 2002, an impairment charge is recognized through a valuation allowance for each individual stratum of mortgage loans subject to servicing rights. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum is not recognized. Prior to July 1, 2002, Doral Financial recorded impairment charges as a direct writedown of servicing assets.

Changes in the impairment allowance were as follows:

                                       QUARTER ENDED
      (In thousands)                   MARCH 31, 2003
                                       --------------
      Balance at beginning of period .   $  9,152
      Impairment charges .............      7,492
      Recoveries .....................     (2,608)
                                         --------
      Balance at end of period           $ 14,036
                                         ========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


m. At March 31, 2003 and December 31, 2002, money market investments include $181.7 million and $578.9 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At March 31, 2003 and December 31, 2002, the carrying value of securities purchased under resell agreements included in money market investments was $50.5 million and $259.8 million, respectively. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions. At March 31, 2003 and December 31, 2002, the Company has repledged approximately $506,000 and $244.5 million, respectively, of the underlying securities.

n. Effective January 1, 2003, the Company expenses the fair value of stock options granted to employees using the "modified prospective" method described in SFAS No. 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the first quarter of 2003 was approximately $1.1 million. During the first quarter of 2002, the Company used the intrinsic value method to account for its stock option plan. Under the intrinsic value-based method, compensation expense is recognized for the excess, if any, of the quoted market price of the stock on the grant date over the amount an employee must pay to acquire the stock. The Company did not recognize any compensation cost in the first quarter of 2002.

      The following table illustrates the effect on net income and earnings per common share if compensation had been recognized using the fair value method in the first quarter of 2002.

                                                             Quarter Ended
             (In thousands, except per share information)    March 31, 2002
                                                             --------------
             Compensation and Benefits:
                Reported                                     $   12,851
                Pro forma                                    $   13,973

             Net Income:
                Reported                                     $   46,540
                Pro forma                                    $   45,855

             Basic Earnings Per Share:
                Reported                                     $     0.62
                Pro forma                                    $     0.61

             Diluted Earnings Per Share:
                Reported                                     $     0.61
                Pro forma                                    $     0.60

o.    Recent Accounting Pronouncements.

      Consolidation of Variable Interest Entities, an interpretation of ARB 51. In January 2003, the FASB issued interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." This interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which entities should be consolidated. The

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      application of this interpretation is required in all financial statements initially issued after January 31, 2003. The adoption of FIN No. 46 did not have any impact on Doral Financial's Consolidated Financial Statements.

      Guarantor's Accounting and Disclosure Requirements for Guarantees. In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees." This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition are effective for guarantees that are issued or modified after December 31, 2002. As of March 31, 2003, the Company had outstanding $2.3 million in commercial and financial standby letters of credit. The adoption of FIN No. 45 did not have a material impact on Doral Financial's Consolidated Financial Statements.

      Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have any effect on the Consolidated Financial Statements of Doral Financial.

      Derivatives and Hedging Activities. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This statement is effective for contracts entered into or modified after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. Management is still in the process of determining the impact of the provisions of SFAS No. 149.

p. Certain amounts reflected in the 2002 Consolidated Financial Statements have been reclassified to conform to the presentation for 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, retail banking (including thrift operations), institutional securities operations and insurance agency activities. Doral Financial's mortgage banking activities (its "mortgage banking business"), include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and the origination of construction loans and mortgage loans secured by income producing real estate and land.

      Doral Financial is currently in its 31st year of operations. Doral Financial's core business remains mortgage banking and it continues to be Puerto Rico's largest residential mortgage lender. The volume of loans originated and purchased by Doral Financial during the quarters ended March 31, 2003 and 2002 was approximately $1.5 billion and $1.2 billion, respectively. Doral Financial's mortgage servicing portfolio increased to approximately $11.8 billion as of March 31, 2003, from $10.4 billion as of March 31, 2002. Doral Financial's strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and supplementing such internal loan originations by purchases of mortgage loans on a servicing released basis.

      Doral Financial maintains a substantial portfolio of mortgage-backed securities. At March 31, 2003, Doral Financial held securities for trading with a fair market value of $1.6 billion, approximately $575.0 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial's consolidated financial statements at their fair market value with resulting gains or losses included in operations as part of trading activities.

      As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of March 31, 2003, Doral Financial held approximately $827.2 million in securities that were classified as held to maturity. As of March 31, 2003, Doral Financial also held $1.0 billion of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders' equity and reported as "Accumulated other comprehensive loss, net of income tax," in Doral Financial's consolidated financial statements.

      In recent years, Doral Financial has diversified its revenue sources by expanding into new lines of business as well as expanding geographically by opening a federal thrift institution in New York City. Doral Financial has expanded into new lines of business such as banking and insurance that have natural synergies with its core mortgage banking business and that offer attractive cross-marketing opportunities. Doral Financial expects that these new lines of business will make increasing contributions to its consolidated earnings in the future.

      For the quarters ended March 31, 2003 and 2002, Doral Financial's banking subsidiaries contributed approximately $33.6 million and $16.4 million, or 48% and 35%, respectively, to the Company's consolidated net income.

      The Company's institutional securities operation is conducted through Doral Securities, a NASD member subsidiary headquartered in San Juan, Puerto Rico, that sells securities to institutional customers and provides investment banking services. For the quarters ended March 31, 2003 and 2002, Doral Securities had net income of approximately $839,000 and $83,000, respectively.

      Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Insurance Agency, Inc. For the quarters ended March 31, 2003 and 2002, Doral Agency's net income was approximately $1.3 million and $1.0 million, respectively.

      For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial's mortgage banking, banking, institutional securities and insurance agency activities segments, please refer to note "g" of the accompanying Consolidated Financial Statements.

      Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial's principal mortgage units, and Doral Overseas, an international banking entity, are organized as operating divisions within the parent company. As of March 31, 2003, Doral Financial had assets of $3.2 billion at the parent company level (includes investment in subsidiaries accounted for at cost).

      For a discussion regarding Doral Financial's critical accounting policies please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

      Doral Financial's results of operations have historically been influenced primarily by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage rates and the strength of the Puerto Rico housing market. Changes in interest rates also significantly influence Doral Financial's results of operations by affecting the difference between the rates it earns on its interest-earning assets and the rates it pays on its interest-bearing liabilities, as well as impacting the gains and losses it obtains from its mortgage loan sales and trading activities.

      The components of Doral Financial's revenues are: (1) net interest income;
(2) net gain on mortgage loan sales and fees; (3) servicing income; (4) trading activities; (5) gain on sale of investment securities; and (6) commissions, fees and other income.

NET INCOME

      Doral Financial's net income for the quarter ended March 31, 2003 was $70.0 million, an increase of $23.5 million, or 51%, from $46.5 million for the 2002 period. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial's retail banking units, which contributed approximately $33.6 million to Doral Financial's consolidated net income for the quarter ended March 31, 2003, compared to $16.4 million for the respective 2002 period. Doral Securities, Doral Financial's institutional securities unit, contributed approximately $839,000 to consolidated net income for the quarter ended March 31, 2003, compared to approximately $83,000 for the respective 2002 period. Doral Agency, Doral Financial's insurance agency, contributed $1.3 million to consolidated net income for the quarter ended March 31, 2003 compared to $1.0 million for the respective 2002 period. Diluted earnings per common share for the first quarter of 2003 were $0.90, an increase of 48% over the $0.61 per diluted share recorded for the same period a year ago.

      NET INTEREST INCOME

      Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest costs incurred on its interest-bearing liabilities.

      Net interest income for the first quarter of 2003 and 2002 was $41.3 million and $35.9 million, respectively, an increase of 15%. The increase in net interest income for the first quarter of 2003, compared to the respective 2002 period, was principally due to an increase in Doral Financial's average balance of net interest-earning assets.

      The Company's retail banking subsidiaries contributed $26.9 million to the consolidated net interest income for the first quarter of 2003, compared to $23.6 million for the first quarter of 2002.

      The following table presents, for the periods indicated, Doral Financial's average balance sheet, the total dollar amount of interest income from average interest-earning assets and the related yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on the average daily balances.

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

                                                                                 QUARTER ENDED MARCH 31,
                                                   ------------------------------------------------------------------------------
                                                                      2003                                  2002
                                                   ---------------------------------------  -------------------------------------
                                                    AVERAGE                       AVERAGE    AVERAGE                     AVERAGE
                                                    BALANCE        INTEREST     YIELD/RATE   BALANCE         INTEREST  YIELD/RATE
                                                   ---------      ---------     ----------  --------         --------- ----------
ASSETS:
Interest-Earning Assets:
    Total  Loans(1)                                $3,278,767     $ 55,040          6.81%   $2,737,488       $ 47,123       6.98%
    Mortgage-Backed Securities(2)                   1,215,931       17,525          5.85%    1,370,096         20,858       6.17%
    Interest-Only Strips(2)                           380,438       10,856         11.57%      227,809          7,790      13.87%
    Investment Securities                           1,633,342       22,060          5.48%    1,169,925         18,819       6.52%
    Other Interest-Earning Assets(3)                1,468,878        4,129          1.14%      647,513          2,493       1.56%
                                                   ----------     --------         -----    ----------       --------      -----

       Total Interest-Earning
        Assets/ Interest Income                     7,977,356     $109,610          5.57%    6,152,831       $ 97,083       6.40%
                                                                  ========          ====                     ========       ====

Total Non-Interest-Earning Assets                     665,310                                  494,343
                                                   ----------                               ----------
Total Assets                                       $8,642,666                               $6,647,174
                                                   ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
    Deposits                                       $2,356,384     $ 18,066          3.11%   $1,770,144       $ 16,691       3.82%
    Repurchase Agreements                           2,869,475       23,937          3.38%    2,542,019         25,485       4.07%
    Advances From FHLB                              1,269,167       12,374          3.95%      775,778          8,908       4.66%
    Loans Payable                                     218,891        1,451          2.69%      169,932          1,330       3.17%
    Notes Payable(4)                                  620,348       12,505          8.18%      462,012          8,783       7.71%
                                                   ----------     --------          ----    ----------       --------       ----

       Total Interest-Bearing
        Liabilities/Interest Expense                7,334,265     $ 68,333          3.78%    5,719,885       $ 61,197       4.34%
                                                                  ========          ====                     ========       ====

Total Non-Interest-Bearing Liabilities                242,526                                  151,910
                                                   ----------                               ----------
Total Liabilities                                   7,576,791                                5,871,795
Stockholders' Equity                                1,065,875                                  775,379
                                                   ----------                               ----------
Total Liabilities and Stockholders'
 Equity                                            $8,642,666                               $6,647,174
                                                   ==========                               ==========

Net Interest-Earning Assets                        $  643,091                               $  432,946
Net Interest Income                                             $   41,277                                $   35,886

Interest Rate Spread(5)                                                             1.79%                                   2.06%
Interest Rate Margin(5)                                                             2.10%                                   2.37%
Net Interest-Earning Assets Ratio                                                 108.77%                                 107.57%

----------
(1) Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2) Interest-only strips and the interest income thereon are included within mortgage-backed securities on Doral Financial's Consolidated Statements of Income.

(3) Consists of money market instruments, reverse repurchase agreements and deposits in other banks.

(4) Average yields consider accretion of discounts and amortization of debt issue costs.

(5) Interest rate spread represents the difference between Doral Financial's weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial's interest income and interest expense during the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

TABLE B
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

                                                  QUARTER ENDED
                                                    MARCH 31,
                                     -------------------------------------
                                              2003 COMPARED TO 2002
                                           INCREASE (DECREASE) DUE TO:
                                      VOLUME          RATE          TOTAL
                                     --------      ---------      --------
INTEREST INCOME VARIANCE
   TOTAL LOANS                       $  9,445      $ (1,528)     $  7,917
   MORTGAGE-BACKED SECURITIES          (2,378)         (955)       (3,333)
   INTEREST-ONLY STRIPS                 5,292        (2,226)        3,066
   INVESTMENT SECURITIES                7,554        (4,313)        3,241
   OTHER INTEREST EARNING ASSETS        3,203        (1,567)        1,636
                                     --------      --------      --------

TOTAL INTEREST INCOME VARIANCE         23,116       (10,589)       12,527
                                     --------      --------      --------

INTEREST EXPENSE VARIANCE
   DEPOSITS                             5,599        (4,224)        1,375
   REPURCHASE AGREEMENTS                3,332        (4,880)       (1,548)
   ADVANCES FROM FHLB                   5,748        (2,282)        3,466
   LOANS PAYABLE                          388          (267)          121
   NOTES PAYABLE                        3,052           670         3,722
                                     --------      --------      --------

TOTAL INTEREST EXPENSE VARIANCE        18,119       (10,983)        7,136
                                     --------      --------      --------

NET INTEREST INCOME VARIANCE         $  4,997      $    394      $  5,391
                                     ========      ========      ========

INTEREST INCOME

      Total interest income increased from $97.1 million during the first quarter of 2002, to $109.6 million during the first quarter of 2003, an increase of 13%. The increase in interest income during the period is primarily related to the increase in Doral Financial's total average balance of interest-earning assets, which increased from $6.2 billion for the quarter ended March 31, 2002 to $8.0 billion for the quarter ended March 31, 2003.

      Interest income on loans increased by $7.9 million or 17% during the first quarter of 2003, compared to the respective 2002 period. The increase during 2003 reflects an increase in the level of loans held by Doral Financial compared to 2002, due to the increased volume of loan originations and purchases.

      Interest income on mortgage-backed securities for the first quarter of 2003 decreased by approximately $3.4 million or 16% compared to the respective 2002 period. For the quarters ended March 31, 2003 and 2002, interest income on mortgage-backed securities amounted to $17.5 million and $20.9 million, respectively. The results for the 2003 period reflect a decrease in the Company's average balance of mortgage-backed securities, which decreased approximately $154.2 million compared to the respective 2002 period. The decrease in interest income on mortgage- backed securities during 2003 reflects a higher volume of sales of these instruments during this period. The Company continues to maximize tax-exempt interest income by holding a significant amount of tax-exempt Puerto Rico GNMA securities and U.S. FHLMC/FNMA mortgage-backed securities. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial's international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes and are entitled to the portfolio interest deduction with respect to interest earned on these securities.

      Interest income on IOs increased by $3.1 million or 39% during the first quarter of 2003, compared to the respective 2002 period. The increase during the first quarter of 2003 compared to the first quarter of 2002 resulted from an increase in the average balance of IOs, which increased from $227.8 million during the first quarter of 2002 to $380.4 million during the first quarter of 2003. The increase in interest-only strips resulted from a higher volume of sale and securitization activities. See "Amortization and Impairment of Servicing Assets and Valuation of IOs."

      Interest income on investment securities increased by $3.2 million or 17% from the first quarter of 2002 to the first quarter of 2003. The increase in interest income on investment securities during this period reflects Doral Financial's strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial's status as a foreign corporation for U.S. income tax purposes.

      Interest income on other interest-earning assets increased by $1.6 million or 66% during the first quarter ended March 31, 2003 as compared to the same quarter of 2002. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from 2002 to 2003 reflects Doral Financial's higher average balances in these captions due to the Company's decision to maintain higher levels of liquidity in anticipation of a rise in interest rates.

INTEREST EXPENSE

      Total interest expense increased to $68.3 million during the first quarter of 2003, from $61.2 million for the respective 2002 period, an increase of 12%. The increase in interest expense for the 2003 period was due to an increased volume of borrowings to finance Doral Financial's loan production and investment activities that was partly offset by a decrease in the average cost of borrowings due to the declining interest rate environment. Average balance of interest- bearing liabilities increased to $7.3 billion at an average cost of 3.78% for the quarter ended March 31, 2003, compared to $5.7 billion at an average cost of 4.34% for the quarter ended March 31, 2002.

      Interest expense on deposits increased by $1.4 million, or 8%, for the first quarter of 2003 as compared to the respective 2002 period. The increase in interest expense on deposits reflects the increase in deposits held at Doral Financial's retail banking subsidiaries. The average balance of deposits increased to $2.4 billion for the quarter ended March 31, 2003, from $1.8 billion for the first quarter of 2002. The average interest cost on deposits was 3.11% for the quarter ended March 31, 2003, compared to 3.82% for the respective 2002 period.

      Interest expense related to securities sold under agreements to repurchase decreased by $1.5 million or 6% during the first quarter of 2003 compared to the same period of 2002. The decrease in interest expense on securities sold under agreements to repurchase during the first quarter of 2003 reflected lower borrowing costs, as compared to the respective 2002 period. The weighted average interest rate cost of borrowings under repurchase agreements was 3.38% and 4.07% for the first quarter of 2003 and 2002, respectively, that were offset in part by increased borrowings to finance mortgage-backed securities and other investment securities.

      Interest expense on advances from FHLB increased by $3.5 million, or 39%, for the first quarter of 2003 as compared to the respective 2002 period. The increase in interest expense on advances from FHLB-NY reflects the increase in the average balance of borrowings to finance the Company's retail banking operations. The average balance of advances from FHLB increased to $1.3 billion at an average cost of 3.95% for the quarter ended March 31, 2003, compared to $775.8 million at an average cost of 4.66% for the quarter ended March 31, 2002.

      Interest expense related to loans payable amounted to $1.5 million for the first quarter of 2003, compared to $1.3 million for the comparative 2002 period. The increase in interest expense on loans payable was principally due to the increase in the average balance of loans payable outstanding from $169.9 million to $218.9 million for the quarters ended March 31, 2002 and March 31, 2003, respectively. The increase in loans payable was almost completely offset by a decrease in the average cost of borrowings. The weighted-average interest rate cost for borrowings under Doral Financial's loans payable was 2.69% for the first quarter of 2003, compared to 3.17% for the first quarter of 2002.

      Interest expense on notes payable was $12.5 million for the quarter ended March 31, 2003, compared to $8.8 million for the same period a year ago, an increase of 42%. The increase in interest expense on notes payable is due to the increase in the average balance of $158.3 million from March 31, 2002 to March 31, 2003. During the second quarter of 2002, Doral Financial closed the sale of $30.0 million of its 7.00% Senior Notes due 2012, $40.0 million of its 7.10% Senior Notes due 2017 and $30.0 million of its 7.15% Senior Notes due 2022. The notes were sold at a price to the public of 97.976% of the principal amount thereof, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $97.7 million.

PROVISION FOR LOAN LOSSES

      The provision is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial's loss experience, current delinquency rates, known and inherent risk in the loan portfolio, an assessment of individual problem loans, the estimated value and equity of any underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Unanticipated increases in the allowance for loan losses could result in reductions in Doral Financial's net income. As of March 31, 2003, more than 97% of the loan portfolio was secured by real estate and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.

      Doral Financial made provisions to its allowance for loan losses of $4.8 million and $748,000, respectively, for the quarters ended March 31, 2003 and 2002. The increase from 2002 to 2003 is primarily related to an increase in the size of Doral Financial's loan portfolio as well as an increase in the number of construction loans, commercial real estate and other commercial loans that carry a higher allowance due to the inherent risk associated with these types of lending activities. The increase also reflects an increase in the allowance for construction loans in light of current economic conditions.

NON-INTEREST INCOME

      Net Gains on Mortgage Loan Sales and Fees. Net gains from mortgage loan sales and fees increased by 68% during the first quarter of 2003 to $77.3 million, compared to $46.0 million for the same period of 2002. The increase for 2003 was mainly the result of a greater volume of loan securitizations and sales and the ability of the Company to obtain higher profitability through higher loan fees and the creation of IOs in connection with bulk sales of mortgage loans to institutional investors. See "Amortization and Impairment of Servicing Assets and Valuation of IOs."

      Loan sales were $884.6 million for the first quarter of 2003, compared to $801.3 million for the first quarter of 2002. Doral Financial recognized IOs as part of its sales activities of $51.9 million for the first quarter of 2003, compared to $38.5 million for the respective 2002 period. During 2003, Doral Financial also recorded $7.2 million in connection with the recognition of mortgage servicing rights as part of its loan sale and securitization activities, compared to $9.3 million for the respective 2002 period. Loan origination fees were $16.0 million for the first quarter of 2003, compared to $16.2 million for the first quarter of 2002.

      Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial's servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of March 31, 2003, the weighted average servicing fee rate for the entire portfolio was 0.32%. The size of Doral Financial's loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. For the quarter ended March 31, 2003, net servicing loss was $4.1 million compared to a gain of $1.4 million for the corresponding period of 2002.

      The net servicing loss for the first quarter of 2003 was the result of increased amortization and impairment of mortgage servicing assets. The increase in amortization was the result of a larger servicing portfolio and an increase in impairment related to actual and expected increases in prepayments due to declining mortgage interest rates. Total amortization and impairment charges were $12.6 million and $7.3 million for the quarters ended March 31, 2003 and 2002, respectively. Doral Financial recognized a net impairment charge of $4.9 million during the first quarter of 2003 due to the increase in prepayment estimates associated with falling interest rates. See Note l to the unaudited consolidated financial statements contained herein. Gross servicing fees remain at stable levels, amounting to $8.5 million for the first quarter of 2003, compared to $8.7 million for the first quarter of 2002. The Company's mortgage servicing portfolio, including its own portfolio, was approximately $11.8 billion at March 31, 2003, compared to $10.4 billion as of March 31, 2002. The value of the servicing asset assigned to a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased "Net Gains on Mortgage Loans Sales and Fees" at the time of sale. During the quarter ended March 31, 2003 and 2002, Doral Financial recognized servicing assets of $7.2 million and $9.3 million, respectively, in connection with the sale of internally originated loans. Lower capitalization of servicing assets was related to the types of loans originated during the first quarter of 2003. As reflected in "Loan Production - Table E", the FHA/VA mortgage loan production decreased approximately 47%, offset by increases in other conventional conforming, non-conforming, construction and commercial loans originations. Generally, values for servicing rights of GNMA (FHA/VA loans) mortgage-backed securities are higher than comparable servicing rights on conventional loans.

      Trading Activities. Trading activities include all gains or losses, whether realized or unrealized, in the market value of Doral Financial's trading securities, as well as gains or losses on options, futures contracts and other derivative instruments used for interest rate management purposes. Trading activities for the quarter ended March 31, 2003 resulted in a gain of $4.9 million compared to a loss of $5.1 million for the first quarter of 2002. Gain on trading activities was related primarily to realized gains with respect to trading securities, partly offset by realized and unrealized losses on derivative instruments. Increased realized gains on trading securities during the first quarter of 2003 reflect increased volume of trading activities and higher profits, particularly in Doral Financial's international banking entities. Net realized gains on sale of trading securities was $20.0 million for the quarter ended March 31, 2003 compared to a loss of $2.6 million for the 2002 period. Trading activities for the quarters ended March 31, 2003 and 2002, included $452,000 and $253,000 of unrealized losses, respectively, on the value of its trading securities pursuant to SFAS No. 115. For the quarters ended March 31, 2003 and 2002, net realized and unrealized losses on derivative instruments were $14.7 million and $2.3 million, respectively.

      The value of Doral Financial's trading securities and derivatives are generally very sensitive to interest rate changes and the reported fair values of certain of these assets such as IOs are based on assumptions regarding the direction of interest rates and prepayment rates on mortgage loans. As a result, changes in interest rates and prepayment rates for mortgage loans can result in substantial volatility in the components of trading accounts. Doral Financial attempts to mitigate the risk to the value of its trading securities by entering into hedging transactions involving the purchase of derivatives such as options and futures contracts. During 2002 and 2003, Doral Financial's risk management strategy has been principally directed at protecting the value of its securities and income from a rising interest rate scenario. Because interest rates have remained at historic low levels, Doral Financial has experienced losses on its derivatives, but these losses have been generally offset by increases on realized gains on trading securities and gains on sale of mortgage loans. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE C
COMPONENTS OF TRADING ACTIVITIES

                                                                       QUARTER ENDED
                                                                          MARCH 31,
                                                                   ----------------------
(IN THOUSANDS)                                                       2003          2002
                                                                   --------      --------
Net realized gains and (losses) on sales of trading securities     $ 20,011      $ (2,551)
Net unrealized losses on trading securities                            (452)         (253)
Net realized and unrealized losses on derivative instruments        (14,658)       (2,266)
                                                                   --------      --------
Total                                                              $  4,901      $ (5,070)
                                                                   ========      ========

      Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the first quarter 2003, sale of investment securities resulted in a net gain of $7.1 million, compared to a net gain of $2.8 million for the corresponding 2002 period, reflecting increased sales activities and favorable pricing due to the declining interest rate environment. Proceeds from sales of securities available for sale amounted to $1.1 billion for the first quarter of 2003 compared to $503.7 million for the first quarter of 2002.

      Commissions, Fees and Other Income. Other income, commissions and fees increased 38% during the first quarter of 2003 from $4.5 million for the quarter ended March 31, 2002 to $6.2 million for the quarter ended March 31, 2003. The increase during the 2003 period was due primarily to increased commissions and fees earned by Doral Financial's retail banking and insurance agency operations. Set forth below is a summary of Doral Financial's principal sources of fees and commissions.

TABLE D
FEES AND COMMISSIONS
(IN THOUSANDS)

                                             QUARTER ENDED
                                               MARCH 31,
                                          ------------------
                                            2003      2002
                                          -------    -------
Deposit and other retail banking fees     $ 2,610    $ 1,768
Securities fees and commissions               222        261
Insurance fees and commissions              1,787      1,605
Other income                                1,596        877
                                          -------    -------

Total                                     $ 6,215    $ 4,511
                                          =======    =======

NON-INTEREST EXPENSES

      Total non-interest expenses increased by 46% during the first quarter ended March 31, 2003, compared to the respective 2002 period. This increase reflects increases in compensation, advertising, occupancy and other expenses resulting from the continued expansion of Doral Financial's retail mortgage banking and banking franchises and expenses related to increased loan originations and servicing. For the quarter ended March 31, 2003, compensation and benefits, which is the largest component of non-interest expense, increased by 65% due mainly to increases in salaries and incentives as well as increases in the costs of fringe benefits. It also includes $1.1 million before tax expense associated with the expensing of the fair value of stock options. As of March 31, 2003, Doral Financial had 2,121 employees, compared to 1,913 employees as of March 31, 2002.

INCOME TAXES

      Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As a Puerto Rico corporation, Doral Financial is generally required to pay federal income tax only with respect to its income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the first quarters of 2003 and 2002, the effective income tax rate of Doral Financial was 16% and 14%, respectively. The increase in the effective tax rate for 2003 reflected increased revenues from the Company's non-tax advantaged operations such as its insurance agency and institutional securities operations.

      The lower effective tax rates (compared to the maximum statutory rate) were primarily the result of the tax- exemption enjoyed by Doral Financial on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial's international banking entities may invest in various U.S. securities, the interest income and gain on which is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains because the gains are sourced outside the United States. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $15.4 million and $12.1 million for the quarters ended March 31, 2003 and 2002, respectively.

      Except for the operations of Doral Bank-NY and Doral Money, substantially all of the Company's operations are conducted through Puerto Rico subsidiaries in Puerto Rico. Doral Bank-NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarters ended March 31, 2003 and 2002, the provision for income taxes for the Company's U.S. subsidiaries amounted to approximately $2.1 million and $607,000, respectively.

AMORTIZATION AND IMPAIRMENT OF SERVICING ASSETS AND VALUATION OF IOS

      As part of its mortgage sale activities, Doral Financial generally retains the right to service the mortgage loans sold. Also in connection with the sale of non-conforming mortgage loan pools and, to a lesser extent, the sale of FNMA and FHLMC securities, Doral Financial retains the right to receive any interest payments on such loans above the contractual pass-through rate payable to the investor and also retains its compensation for servicing the loans or mortgage-backed securities. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the acquisition cost of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The reported gain or loss is the difference between the cash proceeds from the sale of the security or mortgage pool and its allocated cost after allocating a portion of the cost to the retained interests.

      Doral Financial's sale and securitization activities generally result in the recording of two types of retained interest: mortgage-servicing rights ("MSRs") and IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on the loan over the expected term of the loan. IOs represent the estimated present value of the excess of weighted-average coupon of the loans underlying the mortgage pool sold over the sum of (1) the rate required to be paid to investors and (2) a normal servicing fee after adjusting such amount for expected losses and prepayments. The contractual rate payable to investors may be either a fixed or floating rate. In the case of non-conforming loans pools, it is generally a floating rate based on a spread over the 90-day London Interbank Offered Rate ("LIBOR"). MSRs are classified as servicing assets and IOs are classified as trading securities in Doral Financial's Consolidated Statements of Financial Condition.

      The determination of the fair values of MSRs and IOs at their initial recording and on an ongoing basis requires considerable management judgment. Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of

MSRs and IOs cannot be determined with precision because they are not traded in active securities markets. For MSRs, Doral Financial determines their initial fair values on the basis of prices paid for comparable mortgage servicing rights. Doral Financial also receives on a quarterly basis a third party valuation of its MSRs related to its FNMA, FHLMC and GNMA servicing portfolio. During the first quarter of 2003, the market prices used to value Doral Financial's MSRs varied from 1.40% to 2.30% of the principal amount of the loans subject to the servicing rights, with servicing rights for GNMA (FHA/VA loans) mortgage-backed securities having higher values than comparable servicing rights for conventional loans. For the first quarter of 2002, the market prices used varied from 1.50% to 2.30%. The unamortized balance of Doral Financial's servicing asset reflected in Doral Financial's Consolidated Financial Statements as of March 31, 2003 and 2002 was $160.3 million and $158.2 million, respectively. These amounts do not include the fair value of servicing rights with respect to approximately $455.2 million in loans internally originated prior to 1995, which under prior accounting rules are not reflected in Doral Financial's Consolidated Financial Statements. For additional information regarding the unamortized balance of Doral Financial's servicing assets and amortization for the quarters ended March 31, 2003 and 2002, please refer to Note l to the unaudited consolidated financial statements contained herein.

      To determine the fair value of its IOs, Doral Financial obtains dealer quotes for comparable instruments and uses external and internal valuations based on discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. Doral Financial generally uses the lowest valuation obtained from these methods. While Doral Financial has consistently sold some IOs in private sales, currently there is no liquid market for the purchase and sale of IOs. Doral Financial recognized IOs with recorded fair values of $51.9 million and $38.5 million for the quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, the carrying value of IOs and other residual interests retained in securitization transactions reflected in Doral Financial's Consolidated Financial Statements was $411.1 million and $359.2 million, respectively.

      The value of Doral Financial's MSRs and IOs is very sensitive to interest rate changes. Once recorded, Doral Financial periodically evaluates its MSRs for impairment. Impairment is defined generally as a reduction in current fair value below carrying value. If the MSRs are impaired, the impairment is recognized in current period earnings. Prior to July 1, 2002, Doral Financial recorded impairment charges as a direct write down of servicing assets. Effective July 1, 2002, Doral Financial records impairment of MSRs through a valuation allowance. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of MSRs exceeds their fair value. If the value of MSRs subsequently increases, the valuation allowance is decreased through a credit to current period earnings. As of March 31, 2003, the impairment allowance for MSRs was $14.0 million. As discussed above, changes in the fair value of IOs are recognized in current earnings as a component of trading activities.

      MSRs are also subject to periodic amortization. The amortization of MSRs is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. To the extent changes in interest rates or prepayment rates warrant, Doral Financial will increase or decrease the level of amortization. Amortization of MSRs is recorded as a reduction For impairment and valuation purposes, Doral Financial continues to monitor changes in interest rates to determine whether the assumptions used to value the MSRs and IOs are still appropriate in light of market conditions. It also attempts to corroborate the values assigned to these assets through the use of internal valuation models that incorporate assumptions regarding the direction of interest rates and mortgage prepayment rates. The reasonableness of management's assumptions is corroborated through valuations performed by independent third parties on a quarterly basis. In the case of MSRs, Doral Financial stratifies the mortgage loans underlying a mortgage pool or mortgage-backed security on the basis of their predominant risk characteristics, which Doral Financial has determined to be type of loan (conventional, conforming and non-conforming) and interest rates.

      Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and MSRs can adversely affect Doral Financial's revenues and liquidity by increasing the amortization rates for servicing assets and IOs, as well as requiring Doral Financial to recognize an impairment against income over and above scheduled amortization.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

      Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties. The following table sets forth the number and dollar amount of Doral Financial's loan production for the periods indicated:


TABLE E
LOAN PRODUCTION
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE INITIAL LOAN BALANCE)

                                                             QUARTER ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                          2003            2002
                                                       ----------      ----------
FHA/VA mortgage loans
   Number of loans ...............................            852           1,725
   Volume of loans ...............................     $   78,185      $  149,996
   Percent of total volume .......................              5%             13%
   Average initial loan balance ..................     $   91,766      $   86,954

Conventional conforming mortgage loans
   Number of loans ...............................          3,886           3,822
   Volume of loans ...............................     $  578,280      $  533,645
   Percent of total volume .......................             40%             45%
   Average initial loan balance ..................     $  148,811      $  139,625

Conventional non - conforming mortgage loans(1)(2)
   Number of loans ...............................          5,768           4,770
   Volume of loans ...............................     $  562,359      $  371,982
   Percent of total volume .......................             38%             31%
   Average initial loan balance ..................     $   97,496      $   77,984

Other(3)
   Number of loans ...............................            565             450
   Volume of loans ...............................     $  241,732      $  134,642
   Percent of total volume .......................             17%             11%

Total loans
   Number of loans ...............................         11,071          10,767
   Volume of loans ...............................     $1,460,556      $1,190,265

----------
      (1) Includes $13.6 million and $11.0 million in second mortgages for the quarters ended March 31, 2003 and 2002, respectively.

      (2) Includes $24.0 million and $19.7 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended March 31, 2003 and 2002, respectively.

      (3) Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

      A substantial portion of Doral Financial's total residential mortgage loan originations has consistently been composed of refinance loans. For the quarters ended March 31, 2003 and 2002, refinance loans represented approximately 64% and 55%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial's future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans is made for debt consolidation purposes and because interest cost on mortgage loans is tax deductible for borrowers.

      The following table sets forth the sources of Doral Financial's loan production as a percentage of total loan originations for the periods indicated:

TABLE F
LOAN ORIGINATION SOURCES

                                                QUARTER ENDED MARCH 31,
                            --------------------------------------------------------------
                                       2003                            2002
                            ------------------------------   -----------------------------
                            PUERTO RICO    US        TOTAL   PUERTO RICO    US       TOTAL
                            -----------    --        -----   -----------    --       -----
Retail .................        54%        --         54%        56%         1%        57%
Wholesale(1) ...........         5%        25%        30%         8%        24%        32%
New Housing Developments        11%        --         11%         8%        --          8%
Multi-family(2) ........        --          2%         2%        --         --         --
Other(3) ...............         2%         1%         3%         2%         1%         3%

----------
(1) Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)   Less than one percent for 2002.

(3) Refers to commercial, consumer and land loans originated through the retail banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

      Doral Financial's principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During the first quarters of 2003 and 2002, Doral Financial purchased servicing rights to approximately $316.8 million and $108.2 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing-released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

      The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

TABLE G
MORTGAGE LOAN SERVICING
(DOLLARS IN THOUSANDS, EXCEPT FOR AVERAGE SIZE OF LOANS PREPAID)

                                                                 AS OF MARCH 31,
                                                       -----------------------------
                                                           2003              2002
                                                       -----------       -----------
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA ............................................      $ 3,015,013       $ 3,254,669
FHLMC/FNMA ......................................        3,041,977         2,739,155
Doral Financial grantor trusts ..................           46,721            61,062
Other conventional mortgage loans(1)(2) .........        5,654,971         4,346,468
                                                       -----------       -----------
Total servicing portfolio .......................      $11,758,682       $10,401,354
                                                       ===========       ===========

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans .................................          144,901           137,094
Weighted average interest rate ..................             7.32%             7.57%
Weighted average remaining maturity (months)  ...              255               252
Weighted average servicing fee rate .............            .3238%            .3495%
Average servicing portfolio .....................      $11,522,190       $10,316,597
Principal prepayments ...........................      $   509,000       $   386,000
Prepayments to average portfolio (annualized) ...               18%               15%
Average size of loans prepaid ...................      $    87,347       $    76,921
Servicing assets reflected on Consolidated
  Statement of Financial Condition...............      $   160,270       $   158,157

DELINQUENT MORTGAGE LOANS AND PENDING
   FORECLOSURES AT PERIOD END:
60-89 days past due .............................             1.17%             1.37%
90 days or more past due ........................             1.92%             2.13%
                                                       -----------       -----------
Total delinquencies excluding foreclosures ......             3.09%             3.50%
                                                       ===========       ===========
Foreclosures pending ............................             1.76%             1.44%
                                                       ===========       ===========

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio ...................      $11,241,523       $10,006,380
Add:
   Loans funded and purchased(3) ................          825,351           706,954
   Bulk servicing acquired ......................          316,839           108,229
Less:
   Servicing sales transferred ..................            2,450                --
   Run-off(4) ...................................          622,581           420,209
                                                       -----------       -----------
Ending servicing portfolio ......................      $11,758,682       $10,401,354
                                                       ===========       ===========

(1) Includes $2.2 billion and $1.6 billion of loans owned by Doral Financial at March 31, 2003 and 2002, respectively, which represented 19% and 16% of the total servicing portfolio as of such dates.

(2) Includes portfolios of $198.6 million and $22.8 million at March 31, 2003 and 2002, respectively, insured FHA/VA delinquent loans sold to third parties.

(3) Excludes approximately $635.2 million and $483.3 million of conventional, commercial, consumer, construction and other loans not included in Doral Financial's mortgage servicing-portfolio as of March 31, 2003 and 2002, respectively.

(4) Run-off refers to regular amortization of loans, prepayments and foreclosures.

      Substantially all of the mortgage loans in Doral Financial's servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2003 and 2002, approximately 3% and 5%, respectively, of Doral Financial's mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

      The amount of principal prepayments on mortgage loans serviced by Doral Financial was $509.0 million and $386.0 million for the quarters ended March 31, 2003 and 2002, respectively. This represents approximately 18% and 15%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

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

      Loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC ("non-conforming loans"), including loans secured by multifamily projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. Doral Financial's contingent obligation with respect to such recourse provisions is not reflected on Doral Financial's Consolidated Financial Statements, except for the reserve referred to below. As of March 31, 2003, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $2.2 billion. As of such date the maximum principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.6 billion. As of March 31, 2003, Doral Financial maintained a reserve of $3.2 million for potential losses from such recourse arrangements, which is included in "Accrued expenses and other liabilities" in Doral Financial's Consolidated Financial Statements.

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

      Doral Financial manages credit risk by maintaining sound underwriting standards, monitoring the quality of the loan portfolio, assessing reserves and loan concentrations, recruiting qualified credit officers, implementing and monitoring lending policies and collateral requirements, maintaining appropriate collection procedures and instituting procedures to ensure appropriate actions to comply with laws and regulations. Doral Financial's collateral requirements for loans depend on the financial strength of the borrower and the type of loan involved. Acceptable collateral principally includes cash, deposit and investment accounts and real estate, and to a lesser extent, liens on accounts receivable, leases receivable, inventory and personal property. In the case of non-conforming loans sold subject to recourse, Doral Financial also generally requires lower loan-to-value ratios to protect itself from possible losses on foreclosure.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Non-performing assets ("NPAs") consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Beginning in the second quarter of 2002, conventional mortgage loans held for sale by Doral Financial's mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, its accrued interest to date is fully reserved. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable because these loans are adequately secured by real estate, usually have a low loan-to-value ratio, and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial's banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of March 31, 2003 and 2002, Doral Financial would have recognized $6.5 million and $2.2 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans receivable for impairment. Impaired loans as of March 31, 2003 and December 31, 2002 amounted to approximately $18.3 million and $2.0 million, respectively. At March 31, 2003 an impairment allowance of approximately $300,000 was allocated to certain impaired loans with an aggregate principal outstanding balance of $1.5 million.

      The following table sets forth information with respect to Doral Financial's non-accrual loans, other real estate owned ("OREO") and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE H
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                    AS OF             AS OF
                                                               MARCH 31, 2003   DECEMBER 31, 2002
                                                               --------------   -----------------
Mortgage banking business:
   Non-accrual loans:
     Construction loans ...................................        $  2,601         $    497
     Residential mortgage loans ...........................          18,354           17,153
   Construction loans past due 90 days and still accruing .           1,383            2,413
   Loans held-for-sale past due 90 days and still
     accruing(1)...........................................          59,472           60,054
   OREO ...................................................          12,695           12,375
                                                                   --------         --------

   Total NPAs of mortgage banking business ................          94,505           92,492
                                                                   --------         --------

Other lending activities through banking subsidiaries:
   Non-accrual loans:
     Construction loans ...................................             634              638
     Residential mortgage loans ...........................           8,399            8,746
     Commercial real estate loans .........................           4,973            5,152
     Consumer loans .......................................           1,440            1,152
     Commercial non-real estate loans .....................             186              676
     Land loans ...........................................           2,746               --
                                                                   --------         --------

   Total non-accrual loans ................................          18,378           16,364

   Residential mortgage loans past due 90 days and still
   accruing ...............................................           1,701               --

   Commercial real estate loans past due 90 days and still
   accruing ...............................................             866               --

   Consumer loans past due 90 days and still accruing .....              69               --

   OREO ...................................................             699              682
                                                                   --------         --------

   Total NPAs of banking subsidiaries .....................          21,713           17,046
                                                                   --------         --------

   Total NPAs of Doral Financial (consolidated) ...........        $116,218         $109,538
                                                                   ========         ========

   Total NPAs of banking subsidiaries as a percentage
     of their loans receivable, net, and OREO .............            2.04%            1.75%

   Total NPAs of Doral Financial as a percentage of
     consolidated total assets ............................            1.33%            1.30%

   Total Non-performing loans to total loans ..............            3.22%            2.99%

   Ratio of allowance for loan losses to total
     non-performing loans at end of period (consolidated) .           21.69%           18.91%

----------
(1) Does not include approximately $12.6 million and $13.4 million of 90 days past due FHA/VA loans as of March 31, 2003 and December 31, 2002, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

      The following table summarizes certain information regarding Doral Financial's allowance for loan losses and losses on OREO, for both Doral Financial's banking and mortgage banking business for the periods indicated.

TABLE I
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)

                                                             QUARTER ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                         2003               2002
                                                       --------          --------
OREO:
Balance at beginning of period ................        $  2,772          $  1,365
Provision for losses ..........................             270               240
Net gains (losses), charge-offs and others ....            (616)               66
                                                       --------          --------
Balance at end of period ......................        $  2,426          $  1,671
                                                       ========          ========

Allowance for Loan Losses:
Balance at beginning of period ................        $ 18,243          $ 12,472
Provision for loan losses .....................           4,778               748
                                                       --------          --------

Charge-offs:
     Mortgage loans held-for-sale .............             (20)              (38)
     Construction loans .......................              --                --
     Residential mortgage loans ...............              --                --
     Commercial real estate loans .............              --                --
     Consumer loans ...........................            (699)             (133)
     Commercial non-real estate loans .........             (52)              (15)
     Other ....................................              --               (12)
                                                       --------          --------

Total Charge-offs .............................            (771)             (198)
                                                       --------          --------

Recoveries:
     Mortgage loans held-for-sale .............              --                --
     Construction loans .......................              --                --
     Residential mortgage loans ...............              --                14
     Commercial real estate loans .............              --                --
     Consumer loans ...........................              45                33
     Commercial non-real estate loans .........               4                 2
     Other ....................................              --                --
                                                       --------          --------

Total recoveries ..............................              49                49
                                                       --------          --------

Net charge-offs ...............................            (722)             (149)
                                                       --------          --------

Other Adjustments .............................              --                --
                                                       --------          --------

Balance at end of period(1) ...................        $ 22,299          $ 13,071
                                                       ========          ========

Allowance for loan losses as a percentage of
   total loans outstanding at the end of period            0.70%             0.47%

Net charge-offs to average loans outstanding ..            0.02%             0.01%

----------

(1) Includes the allowance of mortgage loans held-for-sale of $7.3 million for 2003 and $6.8 million for 2002 and the allowance for loans receivable held for investment of $15.0 million for 2003 and $6.3 million for 2002.

      The allowance for loan losses relating to loans held by Doral Financial was $22.3 million at March 31, 2003, compared to $13.1 million as of March 31, 2002. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, consumer, commercial real estate and other commercial loans that carry greater credit risk.

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

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the quarter ended March 31, 2003, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $13.5 million, compared to $6.9 million for the same period during 2002. To the extent the mortgage loans underlying Doral Financial's servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

      When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent Doral Financial breaches any of these warranties, investors are generally entitled to obligate Doral Financial to repurchase the loan subject of the breach.

      In addition to its servicing and warranty obligations, Doral Financial's loan sale activities include the sale of non-conforming mortgage loans subject to recourse arrangements that generally obligate Doral Financial to repurchase the loans if the loans are 90 days or more past due or otherwise in default. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial's liquidity requirements would increase. See "Credit Risks Related to Loan Activities" for additional information on these arrangements.

      Doral Financial's primary sources of liquidity are sales in the secondary mortgage market of the loans it originates and purchases, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and revenues from operations. Doral Financial's banking subsidiaries also rely on deposits and borrowings from the FHLB-NY. Doral Financial has also relied on privately-placed and publicly offered debt financings and public offerings of preferred and common stock.

      The following table shows Doral Financial's sources of borrowings and the related average interest rate as of March 31, 2003 and December 31, 2002:


TABLE J
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

                                 AS OF MARCH 31, 2003         AS OF DECEMBER 31, 2002
                             --------------------------     ---------------------------
                               AMOUNT           AVERAGE        AMOUNT           AVERAGE
                             OUTSTANDING          RATE       OUTSTANDING         RATE
                             -----------        -------     ------------        -------
Deposits ............        $2,470,163           2.73%     $2,217,211           2.85%
Repurchase Agreements         2,608,816           3.49%      2,733,339           3.46%
Loans Payable .......           259,688           2.33%        211,002           2.62%
Notes Payable .......           618,152           7.75%        621,303           7.75%
Advances from FHLB ..         1,256,500           3.98%      1,311,500           3.93%

      Doral Financial is dependent upon its ability to access warehouse, gestation and repurchase facilities, in addition to its ability to continue to pool and sell loans in the secondary mortgage market. It borrows money under warehousing lines of credit to fund its mortgage loan originations and repays the borrowing as the mortgages are sold or securitized. The warehousing lines of credit then become available for additional borrowings. Included among Doral Financial's warehousing line of credit facilities are gestation or pre-sale facilities that permit Doral Financial to obtain more favorable rates once mortgage loans are in the process of securitization but prior to the actual issuance of the mortgage-backed securities, as well as to finance such mortgage-backed securities upon their issuance.

      Doral Financial has warehousing, gestation and repurchase agreements lines of credit totaling $8.3 billion as of March 31, 2003, of which $2.9 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial's warehousing and repurchase lines of credit, approximately $2.2 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial's committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of March 31, 2003, Doral Financial was in compliance with all such financial covenants and ratios.

      Doral Financial's investment grade credit ratings on its debt securities have allowed it to obtain liquidity in the capital markets through public and private offerings of its debt securities. To the extent Doral Financial's credit ratings on its debt securities were to fall below investment grade, Doral Financial's ability to obtain liquidity through the capital markets would be materially adversely affected. A decrease in Doral Financial's credit ratings could also make it more difficult for it to sell non-conforming loans subject to recourse provisions since the purchasers of loans subject to recourse provisions rely in part on the credit of Doral Financial when purchasing such loans. A decrease in recourse sales could adversely affect the liquidity of Doral Financial because the secondary market for non-conforming loans is not as liquid as the secondary market for loans that qualify for the sale or guarantee programs of FHA, VA, FNMA and FHLMC. A decrease in Doral Financial's credit ratings could also adversely affect its liquidity because lending institutions may be less inclined to renew or enter into new lending arrangements with Doral Financial. A ratings downgrade would also adversely affect liquidity because counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such agreements.

      Under Doral Financial's repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral decline because of changes in interest rates, Doral Financial will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

      A considerable amount of Doral Financial's liquidity is derived from the sale of mortgage loans in the secondary mortgage market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs were curtailed or the standard for insuring or selling loans under such programs were materially increased or for any reason Doral Financial failed to qualify for such programs, Doral Financial's ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.

      Doral Financial maintains a considerable investment in MSRs and IOs generated as part of its mortgage sale activities. While the servicing assets and IOs are recorded at the time of sale of the related mortgage loans, some of the cash related to such retained interest is received over the life of the asset and, therefore, does not generally provide immediate liquidity that is available to Doral Financial to fund its operations or to pay dividends.

      Doral Financial's banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of March 31, 2003, Doral Financial's banking subsidiaries held approximately $2.5 billion in deposits at a weighted-average interest rate of 2.73%.

      The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:


TABLE K
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)              QUARTER ENDED               YEAR ENDED
                                    MARCH 31, 2003           DECEMBER 31, 2002
                                 --------------------     ----------------------
                                 AVERAGE      AVERAGE      AVERAGE       AVERAGE
                                 BALANCE       RATE        BALANCE         RATE
                                ----------    -------     ---------      -------
Certificates of deposit         $1,409,132     3.57%      $1,168,984       3.84%
Regular passbook savings           218,851     2.63%         183,074       2.81%
NOW accounts ...........           451,401     2.11%         411,837       2.23%
Non-interest bearing ...           277,000       --          273,708         --
                                ----------     ----       ----------       -----
      Total deposits ...        $2,356,384     3.11%      $2,037,603       3.57%
                                ==========     ====       ==========       ====

      The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2003.

TABLE L
DEPOSIT MATURITIES
(IN THOUSANDS)
                                                           AMOUNT
                                                         ----------
             Certificates of deposit maturing
                   Three months or less .........        $  398,032
                   Over three through six months             61,897
                   Over six through twelve months           185,597
                   Over twelve months ...........           590,682
                                                         ----------
                   Total ........................        $1,236,208
                                                         ==========

      As of March 31, 2003 and December 31, 2002, Doral Financial's banking subsidiaries had approximately $786.6 million and $654.5 million, respectively, in deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial's banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors that invest in brokered deposits are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

      As of March 31, 2003, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial's, and its banking subsidiaries' regulatory capital ratios as of March 31, 2003, based on existing Federal Reserve, FDIC and OTS guidelines.


TABLE M
REGULATORY CAPITAL RATIOS

                                                                    DORAL       DORAL      DORAL
                                                                  FINANCIAL    BANK PR    BANK NY
                                                                  ---------    -------    -------
Tier 1 Capital Ratio (Tier 1 capital to risk weighted assets)        14.9%      15.0%      16.1%
Total Capital (Total capital to risk weighted assets) .......        15.2%      15.6%      16.3%
Leverage Ratio(1) ...........................................        11.4%       6.7%       8.3%

----------
(1) Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

      As of March 31, 2003, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC's regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

      Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.

      On November 29, 2001, the federal banking and thrift regulatory agencies adopted a final rule that changes the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The rule imposes a new dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests. Currently, most of the IOs created in connection with the sale by Doral Financial of its non-conforming loans are treated as credit-enhancing interest-only strips under the new rule and thus are subject to a dollar-for-dollar capital requirement for risk-based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth above incorporate the impact of the new capital rule for IOs.

      The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of March 31, 2003, Doral Financial's outstanding balance of loans sold with full or partial recourse was $2.2 billion.

      Substantially all of Doral Financial's recourse obligations and IOs are recorded at the holding company level and, accordingly, the new rule only impacts the regulatory requirements applicable to Doral Financial as a financial holding company and had no impact on the banking subsidiaries. While the implementation of the new rule reduced

Doral Financial's regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements.

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

ASSETS AND LIABILITIES

      At March 31, 2003, Doral Financial's total assets were $8.8 billion compared to $8.4 billion at December 31, 2002. The increase in assets was due primarily to an increase in the investment securities portfolio of approximately $449.8 million. Total liabilities were $7.7 billion at March 31, 2003, compared to $7.4 billion at December 31, 2002. The increase in liabilities was largely the result of an increase in deposit accounts, loans payable and accounts payable from investment purchases, which were offset in part by a decrease of $124.5 million in securities sold under agreements to repurchase. Total liabilities also includes $79.1 million on securities sold short and a negative fair value on derivative instruments of $15.8 million, recognized as part of "Accrued expenses and other liabilities" on the Company's Consolidated Statements of Financial Condition. At March 31, 2003, deposit accounts totaled $2.5 billion, compared to $2.2 billion at December 31, 2002. As of March 31, 2003, Doral Financial's retail banking subsidiaries had $6.0 billion in assets, compared to $5.5 billion at December 31, 2002.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      The tables below summarize Doral Financial's contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2003.


TABLE N
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)                                                   PAYMENT DUE BY PERIOD
                                        ---------------------------------------------------------------------------
                                                        LESS THAN                                        AFTER 5
CONTRACTUAL OBLIGATIONS                    TOTAL          1 YEAR         1-3 YEARS        3-5 YEARS       YEARS
                                        ----------      ----------      ----------        ---------     ----------
Deposits .........................      $2,470,163      $1,822,153      $  380,377      $  266,373      $    1,260
Repurchase and warehousing lines
  of credit ......................       2,868,504       2,303,704         100,000         464,800              --
Notes Payable ....................         618,152           8,563         215,035          94,524         300,030
Advances from FHLB ...............       1,256,500         504,500         405,000         347,000              --
Non-cancellable Operating Leases .          64,930           6,382          11,005          10,784          36,759
                                        ----------      ----------      ----------      ----------      ----------
Total Contractual Cash Obligations      $7,278,249      $4,645,302      $1,111,417      $1,183,481      $  338,049
                                        ==========      ==========      ==========      ==========      ==========

TABLE O
OTHER COMMERCIAL COMMITMENTS
(IN THOUSANDS)                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                              ----------------------------------------------------------------------
                                                 TOTAL
                                                AMOUNTS       LESS THAN                                      AFTER 5
OTHER COMMERCIAL COMMITMENTS                   COMMITTED       1 YEAR         1-3 YEARS     3-5 YEARS         YEARS
                                              -----------     ---------      ----------     ---------       ---------
Standby Repurchase (Recourse) Obligations     $ 1,573,806     $ 469,865      $  490,822     $      --       $ 613,119
                                              ===========     =========      ==========     =========       =========

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

      The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At March 31, 2003, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $510.8 million and $2.3 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $1.3 billion. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

      A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company's customer to perform under the terms of the underlying contract with a third party. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions.

INTEREST RATE RISK MANAGEMENT

      General. Interest rate fluctuation is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial's portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial's loan servicing portfolio and securities holdings, as well as Doral Financial's strategies to manage such effects, are discussed in Doral Financial's Annual Report to Shareholders, which information is also incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2002 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

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

      Interest Rate Sensitivity Analysis. Doral Financial employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on-balance and certain off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management's projections for activity levels in each of the product lines offered by Doral Financial. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. This sensitivity analysis is limited by the fact that it is performed at a particular point in time, is subject to the accuracy of various assumptions, including prepayment forecasts, and does not incorporate other factors that could impact Doral Financial's overall performance in such scenario. Accordingly, the estimates resulting from the use of the model should not be viewed as an earnings forecast. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

      The Risk Management Committee, which comprises members of senior management and reports to Doral Financial's Board of Directors, monitors interest rate risk within Board-approved policy limits. Doral Financial's current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month horizon assuming a 100 and 200 basis point linear increase or decrease in all interest rates. Current policy limits this exposure to plus or minus 60% of net interest income for a 12-month horizon.

      The following table shows Doral Financial's net interest income sensitivity profile as of March 31, 2003, and December 31, 2002:


TABLE P
INTEREST RATE SENSITIVITY
AS OF MARCH 31, 2003

                                   PERCENTAGE CHANGE
   CHANGE IN INTEREST RATES           IN 12-MONTH
        (BASIS POINTS)            NET INTEREST INCOME
-------------------------------  ----------------------
             +200                         11%
             +100                          5%
             -100                         (7%)
             -200                        (12%)

INTEREST RATE SENSITIVITY
AS OF DECEMBER 31, 2002

                                   PERCENTAGE CHANGE
   CHANGE IN INTEREST RATES           IN 12-MONTH
        (BASIS POINTS)            NET INTEREST INCOME
------------------------------- -----------------------
             +200                         21%
             +100                         10%
             -100                         (8%)
             -200                        (16%)

      Given a linear 100 and 200 basis point increase in the yield curve used in the simulation model, it is estimated net interest income for Doral Financial would increase by 5% and 11% over one year. The model assumes that the portfolios of loans and trading and available for sale securities reprice at least twice a year, as such assets are sold and replaced with new assets at current market rates. A 200 basis point linear decrease in interest rates would decrease net interest income by 12% over one year. All these estimated changes in net interest income are within the policy guidelines established by Doral Financial's Board of Directors. In addition to the sales assumptions mentioned above, the model does not assume a full 100 or 200 basis points decrease in rates in short-term assets and liabilities, principally due to the low level of short-term rates. In such cases, the yield curve was assigned a minimum (floor) value. Also, in both upward and downward rate scenarios, the increase or decrease in rates was modeled over a specific time period (3-6 months) rather than an instantaneous change in rates, in order to reflect what has been the historical trend of changes in rates.

      While the sensitivity model serves as a useful tool for measuring short-term risk to future net interest income, it does not measure the sensitivity of the market value of Doral Financial's assets or other sources of income such as trading activities and mortgage loan sales to changes in interest rates.

      Derivatives. Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates beyond the control of management. Derivatives include interest rate swaps, interest rate collars, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter ("OTC") or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. Exchange-traded derivatives include futures and options.

      In February 2003, Doral Financial purchased an interest rate collar, designated to protect the Company against rising interest rates, with a notional amount of $100 million expiring in February 2008. Under the terms of the collar, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.0% provided that the 3 month LIBOR is less than 8.0%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.0% or greater than 8.0%. The premium paid by Doral Financial amounted to approximately $955,000 and the fair value of the collar as of March 31, 2003 was approximately $790,000. The collar is accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

      The following table summarizes interest rate collars outstanding at March 31, 2003.


TABLE Q
INTEREST RATE COLLARS
(DOLLARS IN THOUSANDS)


                                        ENTITLED PAYMENT            PREMIUM    FAIR
    NOTIONAL AMOUNT     MATURITY DATE      CONDITIONS                 PAID     VALUE
-------------------------------------------------------------------------------------
                                       Excess 3-month LIBOR
       $200,000           June 2006    and 5.0%                      $4,865    $1,140
--------------------------------------------------------------------------------------
                                       Excess 3-month LIBOR
                                       and 5.5% provided
                                       that 3-month LIBOR is
       $400,000          March 2007    less than 8.5%                $5,760    $1,320
--------------------------------------------------------------------------------------
                                       Excess 3-month LIBOR
                                       and 5.5% provided that 3-
                                       month LIBOR is less than
       $600,000        September 2007  8.5%                          $5,570    $2,991
--------------------------------------------------------------------------------------
                                       Excess 3-month LIBOR
                                       and 5.5% provided that 3-
                                       month LIBOR is less than
       $100,000         February 2008  8.0%                           $ 955    $ 790
--------------------------------------------------------------------------------------

      Doral Bank PR enters into interest rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Bank PR to interest rate and credit risk. At March 31, 2003, Doral Bank PR had outstanding two interest rate swaps agreements (notional principal amount of $100,000,000, each one) designated to protect Doral Bank PR from the repricing of its short-term liabilities. These agreements end on September 11, 2007 and September 12, 2007, respectively. The interest rate to be received by Doral Bank PR under each of the swaps agreements is 100% of the three-month LIBOR rate. The rates being received by Doral Bank on these swap agreements was 1.31% and 1.26%, respectively, as of March 31, 2003. The fixed interest rate to be paid by Doral Bank under these agreements was 3.69% and 3.655%, respectively, as of March 31, 2003. At March 31, 2003, the agreements had an aggregate negative fair value of $5.9 million which is recorded as a liability in Doral Financial's Consolidated Financial Statements.

      Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to operations as they occur and may, therefore, increase the volatility of Doral Financial's future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements.

Fair values of derivatives such as interest rate future contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. For the quarter ended March 31, 2003 average assets and liabilities related to derivatives were $41.4 million and $32.1 million, respectively. The notional amounts of assets and liabilities related to these derivatives totaled $29.7 billion and $26.1 billion, respectively, as of March 31, 2003. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial's exposure to market or credit risk.

      The table below summarizes the fair values of Doral Financial's derivatives, as well as the source of the fair values.


TABLE R
FAIR VALUE RECONCILIATION
(IN THOUSANDS)

                                                                       QUARTER ENDED
                                                                      MARCH 31, 2003
                                                                      --------------
Fair value of contracts outstanding at the beginning of the period.     $  (3,815)
Contracts realized or otherwise settled during the period..........        (6,373)
Fair value of new contracts entered into during the period.........        12,947
Other changes in fair values.......................................        (8,421)
                                                                        ---------
Fair value of contracts outstanding at the end of the period.......     $  (5,662)
                                                                        =========


TABLE S
SOURCE OF FAIR VALUE
(IN THOUSANDS)                                                          PAYMENT DUE BY PERIOD
                                                 -----------------------------------------------------------------
AS OF MARCH 31, 2003                             MATURITY                                   MATURITY        TOTAL
SOURCE OF FAIR VALUE                             LESS THAN     MATURITY      MATURITY      IN EXCESS        FAIR
                                                  1 YEAR       1-3 YEARS     3-5 YEARS     OF 5 YEARS       VALUE
                                                 -------       --------      ---------     ----------    ---------
Prices actively quoted ....................      $  (606)       $(5,414)      $    --      $    --       $ (6,020)
Prices provided by other external sources .           --             --           358           --            358
                                                 -------       --------      ---------     ----------    ---------
                                                 $  (606)       $(5,414)      $   358      $    --       $ (5,662)
                                                 =======       ========      =========     ==========    =========

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

INFLATION

      General and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial's mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See "Interest Rate Risk Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the effects of changes of interest rates on Doral Financial's operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk to which the Company is exposed, see the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

ITEM 4.  CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Doral Financial's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Stockholders Meeting of Doral Financial Corporation was held on April 23, 2003. A quorum was obtained with 67,343,366 shares represented in person or by proxy, which represented approximately 93.7% of all votes eligible to be cast at the meeting. Eight directors of the Company, Salomon Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., John L. Ernst, John B. Hughes, Efraim Kier, and Harold D. Vicente, were elected for additional one-year terms. The ratification of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2003 was also approved at the Annual Meeting. The results of the voting on each of the proposals is set forth below:

Proposal 1:  Election of Directors:

               NOMINEES FOR                                 VOTES
              ONE-YEAR TERM             VOTES FOR          WITHHELD
              -------------             ---------          --------
             Salomon Levis              66,371,734         971,632

             Richard F. Bonini          66,809,667         533,699

             Edgar M. Cullman, Jr       65,757,359       1,586,007

             John L. Ernst              66,803,557         539,809

             Efraim Kier                66,457,498         867,868

             Zoila Levis                66,586,018         757,348

             John B. Hughes             66,461,473         881,893

             Harold D. Vicente          66,307,206       1,036,160

Proposal 2: Ratification of the appointment of PricewaterhouseCoopers LLP as Doral Financial's independent accountants for 2003:

                       For:                   66,006,842

                       Against:                1,311,961

                       Abstain:                   24,563

                       Broker Non-Votes:               0

ITEM 5 - OTHER INFORMATION

      Declaration of Cash Dividend. On February 3, 2003, the Board of Directors of Doral Financial announced an increase in the regular quarterly dividend of 27%, from $0.11 to $0.14 per common share, paid in March 7, 2003 to shareholders of record on February 17, 2003. On April 23, 2003, the Board of Directors of Doral Financial voted to declare a cash dividend of $0.14 per common share payable on June 6, 2003, to shareholders of record on May 15, 2003.

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

      (b)   Reports on Form 8-K

            (i) Current Report on Form 8-K, dated January 15, 2003, reporting under Item 5 the issuance of a press release announcing the unaudited earnings results for the quarter and year ended December 31, 2002.

            (ii) Current Report on Form 8-K, dated January 22, 2003, reporting under Item 5 the sale of shares by Salomon Levis, the Chairman of the Board and Chief Executive Officer of Doral Financial.

            (iii) Current Report on Form 8-K, dated March 28, 2003, reporting under Items 7 and 9 the filing of the CEO and CFO Certifications required by Section 906 of the Sarbanes-Oxley Act.

            (iv) Current Report on Form 8-K, dated April 10, 2003, reporting under Items 9 and 12 the issuance of a press release announcing the unaudited earnings results for the quarter ended March 31, 2003.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                DORAL FINANCIAL CORPORATION
                                                      (Registrant)


Date: May 14, 2003                                    /s/ Salomon Levis
                                                --------------------------------
                                                        Salomon Levis
                                                   Chairman of the Board
                                                and Chief Executive Officer


Date: May 14, 2003                                   /s/ Richard F. Bonini
                                                --------------------------------
                                                        Richard F. Bonini
                                                Senior Executive Vice President
                                                  and Chief Financial Officer


Date: May 14, 2003                                    /s/ Ricardo Melendez
                                                --------------------------------
                                                         Ricardo Melendez
                                                      Executive Vice President
                                                  Principal Accounting Officer

I, Salomon Levis, Chairman of the Board and Chief Executive Officer of Doral Financial Corporation, certify that:

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
                                                      /s/ Salomon Levis
                                                ------------------------------
                                                        Salomon Levis

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
                                                /s/ Richard F. Bonini
                                                ----------------------------
                                                    Richard F. Bonini

                                INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------

    12(a)       -  Computation of Ratio of Earnings to Fixed Charges.

    12(b)       -  Computation of Ratio of Earnings to Fixed Charges and
                   Preferred Stock Dividends.