Form 10-Q
period 2003-06-30
DORAL FINANCIAL CORP
filed 2003-08-14
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-17224

DORAL FINANCIAL CORPORATION

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1451 F.D. Roosevelt Avenue,
San Juan, Puerto Rico	00920-2717
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number,
including area code	(787) 474-6700
Former name, former address
and
former fiscal year, if changed	Not applicable
since last report

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   ☒      NO   ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES   ☒      NO   ☐

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 5, 2003: 71,920,273

DORAL FINANCIAL CORPORATION
INDEX PAGE

		PAGE
	PART I — FINANCIAL INFORMATION
Item 1 -	Financial Statements
	Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2003 and December 31, 2002	4
	Consolidated Statements of Income (Unaudited) — Quarters ended June 30, 2003 and June 30, 2002 and six months ended June 30, 2003 and June 30, 2002	5
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Six months ended June 30, 2003 and June 30, 2002	6
	Consolidated Statements of Comprehensive Income (Unaudited) — Quarters ended June 30, 2003 and June 30, 2002 and six months ended June 30, 2003 and June 30, 2002	7
	Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2003 and June 30, 2002	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4 -	Controls and Procedures	57
	PART II — OTHER INFORMATION
Item 1 -	Legal Proceedings	57
Item 2 -	Changes in Securities	58
Item 3 -	Defaults Upon Senior Securities	58
Item 4 -	Submission of Matters to a Vote of Security Holders	58
Item 5 -	Other Information	58
Item 6 -	Exhibits and Reports on Form 8-K	58
SIGNATURES		59

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

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$293,699	$156,137

Money market investments:
Securities purchased under resell agreements	2,500	259,764
Time deposits with other banks	984,426	1,157,390

Total money market investments	986,926	1,417,154

Pledged investment securities that can be re-pledged:
Trading securities, at fair value	265,911	783,333
Securities available for sale, at fair value	865,360	775,892
Securities held to maturity, at amortized cost (market value of $1,091,942 for 2003; $793,174 for 2002)	1,101,041	788,376

Total pledged investment securities	2,232,312	2,347,601

Other investment securities:
Trading securities, at fair value	575,045	412,846
Securities available for sale, at fair value	575,899	86,198
Securities held to maturity, at amortized cost (market value of $281,171 for 2003; $172,085 for 2002)	281,581	172,250
Federal Home Loan Bank of NY (FHLB) stock, at cost	84,220	86,970

Total other investment securities	1,516,745	758,264

Total investment securities	3,749,057	3,105,865

Loans:
Mortgage loans held for sale, at lower of cost or market	2,008,599	2,183,399
Loans receivable, net of allowance for loan losses of $16,571 (2002 - $9,982)	1,210,291	1,022,342

Total loans	3,218,890	3,205,741

Receivables and mortgage servicing advances	79,840	66,450
Accounts receivable from investment sales	678,828	101,718
Accrued interest receivable	42,867	43,158
Servicing assets, net	156,114	159,881
Premises and equipment, net	122,404	114,916
Real estate held for sale, net	18,606	13,057
Other assets	49,215	37,612

Total assets	$9,396,446	$8,421,689

LIABILITIES
Deposits:
Non-interest-bearing deposits	$246,959	$296,620
Interest-bearing deposits	2,372,537	1,920,591
Securities sold under agreements to repurchase	2,396,609	2,733,339
Loans payable	235,425	211,002
Notes payable	612,920	621,303
Advances from FHLB	1,256,500	1,311,500
Accounts payable from investment purchases	848,518	100,699
Accrued expenses and other liabilities	276,869	181,664

Total liabilities	8,246,337	7,376,718

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; 7,635,000 shares issued and outstanding, at aggregate liquidation preference value	228,250	228,250
Common stock, $1 par value; 200,000,000 shares authorized; 71,905,273 and 71,933,348 shares issued in 2003 and 2002, respectively; 71,905,273 and 71,849,348 shares outstanding in 2003 and 2002, respectively	71,905	71,933
Paid-in capital	193,871	191,216
Legal surplus	10,777	10,777
Retained earnings	666,935	550,554
Accumulated other comprehensive loss, net of income tax of $1.0 million (2002 - $2.5 million)	(21,629)	(7,675)
Treasury stock at par value; 84,000 shares held in 2002	—	(84)

Total stockholders’ equity	1,150,109	1,044,971

Total liabilities and stockholders’ equity	$9,396,446	$8,421,689

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Interest income:
Loans	$54,291	$49,393	$109,331	$96,516
Mortgage-backed securities	27,476	32,324	55,857	60,972
Investment securities	23,375	19,402	45,435	38,221
Other interest-earning assets	4,062	4,211	8,191	6,704

Total interest income	109,204	105,330	218,814	202,413

Interest expense:
Deposits	18,994	18,773	37,060	35,464
Securities sold under agreements to repurchase	23,005	26,432	46,942	51,917
Advances from FHLB	12,321	10,114	24,695	19,022
Loans payable	1,930	1,428	3,381	2,758
Notes payable	13,048	10,906	25,553	19,689

Total interest expense	69,298	67,653	137,631	128,850

Net interest income	39,906	37,677	81,183	73,563
Provision for loan losses	3,618	989	8,396	1,737

Net interest income after provision for loan losses	36,288	36,688	72,787	71,826

Non-interest income:
Net gain on mortgage loan sales and fees	98,081	58,247	175,406	104,237
Trading activities	(4,951)	(6,629)	(50)	(11,699)
Net gain on sales of investment securities	7,002	3,198	14,089	5,990
Servicing loss, net of amortization and impairment of $17,104 - 2003 and $10,511 - 2002 for the quarter, and $29,751 - 2003 and $17,784 - 2002 for the six months	(8,353)	(2,100)	(12,462)	(714)
Commissions, fees and other income	7,425	5,043	13,640	9,554

Total non-interest income	99,204	57,759	190,623	107,368

Non-interest expenses:
Compensation and benefits	21,368	13,698	42,567	26,549
Taxes, other than payroll and income taxes	1,751	1,190	3,508	2,239
Advertising	3,597	2,780	7,360	5,211
Professional services	2,128	1,758	4,100	3,471
Communication and information systems	3,279	3,110	6,297	5,854
Occupancy and other office expenses	5,695	5,141	11,137	9,625
Depreciation and amortization	3,631	2,860	7,219	5,429
Other	4,518	3,463	8,342	6,250

Total non-interest expenses	45,967	34,000	90,530	64,628

Income before income taxes	89,525	60,447	172,880	114,566
Income taxes	14,548	8,460	27,916	16,039

Net income	$74,977	$51,987	$144,964	$98,527

Net income attributable to common shareholders	$70,749	$49,073	$136,508	$93,261

Earnings per common share:
Basic	$0.98	$0.68	$1.90	$1.30

Diluted	$0.96	$0.67	$1.86	$1.28

Dividends per common share	$0.14	$0.10	$0.28	$0.20

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,

	2003	2002

PREFERRED STOCK:
Balance at beginning of period	$228,250	$124,750
Shares issued (7.25% noncumulative monthly income, Series C)	—	103,500

Balance at end of period	228,250	228,250

COMMON STOCK:
Balance at beginning of period	71,933	47,866
Shares issued under stock option plan	56	76
Treasury stock canceled and retired	(84)	—

Balance at end of period	71,905	47,942

PAID-IN CAPITAL:
Balance at beginning of period	191,216	217,594
Issuance cost of preferred stock	—	(3,485)
Common shares issued under stock option plan	410	825
Stock-based compensation recognized	2,245	—

Balance at end of period	193,871	214,934

LEGAL SURPLUS	10,777	8,423

RETAINED EARNINGS:
Balance at beginning of period	550,554	375,855
Net income	144,964	98,527
Cash dividends declared on common stock	(20,127)	(14,352)
Cash dividends declared on preferred stock	(8,456)	(5,266)

Balance at end of period	666,935	454,764

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES:
Balance at beginning of period	(7,675)	(12,312)
Net loss in the fair value of investment securities available for sale, net of deferred taxes	(13,954)	(378)

Balance at end of period	(21,629)	(12,690)

TREASURY STOCK AT PAR:
Balance at beginning of period	(84)	(56)
Shares canceled and retired	84	—

Balance at end of period	—	(56)

Total stockholders’ equity	$1,150,109	$941,567

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

			SIX MONTH
	QUARTER ENDED		PERIOD ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Net income	$74,977	$51,987	$144,964	$98,527

Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities arising during the period	(5,841)	26,904	(17,401)	(5,622)
Amortization of unrealized loss on securities reclassified to held to maturity	7	376	17	813
Reclassification adjustment for (gains) losses included in net income	(2,208)	(877)	1,960	8,307

Other comprehensive (loss) income before taxes	(8,042)	26,403	(15,424)	3,498

Income tax benefit (expense) related to items of other comprehensive income	400	(4,772)	1,470	(3,876)

Other comprehensive (loss) income	(7,642)	21,631	(13,954)	(378)

Comprehensive income, net of taxes	$67,335	$73,618	$131,010	$98,149

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	SIX MONTH PERIOD
	ENDED JUNE 30,

	2003	2002

Cash flows from operating activities:
Net income	$144,964	$98,527

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation recognized	2,245	—
Depreciation and amortization	7,219	5,429
Amortization of interest-only strips	33,849	23,570
Amortization and impairment of servicing assets	29,751	17,784
Deferred income tax provision	5,684	2,369
Provision for loan losses	8,396	1,737
Provision for losses on real estate held for sale	682	891
Amortization of premium and accretion of discount on loans and investment securities	1,931	4,676
Origination and purchases of mortgage loans held for sale	(2,676,597)	(2,143,847)
Principal repayments and sales of mortgage loans held for sale	1,345,486	943,065
Purchases of securities held for trading	(6,334,611)	(2,489,110)
Principal repayments and sales of trading securities	8,328,803	2,980,109
Increase in interest only strips, net	(119,145)	(101,336)
Increase in servicing assets	(25,984)	(22,022)
Increase in receivables and mortgage servicing advances	(12,890)	(3,379)
Increase in accounts receivable from investment sales	(577,110)	(120,360)
Decrease (increase) in accrued interest receivable	291	(3,875)
Increase in other assets	(11,603)	(5,114)
Increase (decrease) in payable related to short sales	195,712	(20,485)
(Decrease) increase in interest payable	(446)	4,396
Increase (decrease) in accounts payable from investment purchases	531,935	(142,558)
Increase (decrease) in accrued expenses and other liabilities	92,331	(1,344)

Total adjustments	825,929	(1,069,404)

Net cash provided by (used in) operating activities	970,893	(970,877)

Cash flows from investing activities:
Purchases of securities available for sale	(5,126,573)	(1,984,698)
Proceeds from sales of securities available for sale	4,132,362	2,310,328
Principal repayments of securities available for sale	338,291	12,434
Purchases of securities held to maturity	(672,928)	(41,306)
Principal repayments and maturities of securities held to maturity	251,011	123,368
Decrease (increase) in FHLB stock	2,750	(14,431)
Origination of loans receivable	(399,374)	(301,589)
Principal repayments of loans receivable	204,252	224,334
Purchase of premises and equipment	(14,707)	(17,924)
Proceeds from sales of real estate held for sale	2,707	1,727

Net cash (used in) provided by investing activities	(1,282,209)	312,243

Cash flows from financing activities:
Increase in deposits	402,285	446,199
(Decrease) increase in securities sold under agreements to repurchase	(336,730)	328,011
Increase in loans payable	44,595	56,995
(Decrease) increase in notes payable	(8,383)	97,631
(Decrease) increase in FHLB advances	(55,000)	274,000
Issuance of common stock, net	466	901
Issuance of preferred stock, net	—	100,015
Dividends declared and paid	(28,583)	(19,618)

Net cash provided by financing activities	18,650	1,284,134

Net (decrease) increase in cash and cash equivalents	(292,666)	625,500
Cash and cash equivalents at beginning of period	1,573,291	594,385

Cash and cash equivalents at the end of period	$1,280,625	$1,219,885

Cash and cash equivalents includes:
Cash and due from banks	$293,699	$77,827
Money market investments	986,926	1,142,058

	$1,280,625	$1,219,885

Supplemental schedule of non-cash activities:
Loan securitizations	$1,494,764	$1,033,074

Loans foreclosed	$9,438	$3,669

Supplemental information for cash flows:
Cash used to pay interest	$135,644	$121,245

Cash used to pay income taxes	$22,260	$13,406

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Investment Mortgage Bankers, Inc. (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc., Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report for the year ended December 31, 2002, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The results of operations for the quarter and six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

c.	Cash dividends per share paid for the quarter and six month periods ended June 30, 2003 and 2002 were as follows:

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

7% Noncumulative Monthly Income Preferred Stock	$0.88	$0.88	$1.76	$1.76
8.35% Noncumulative Monthly Income Preferred Stock	$0.52	$0.52	$1.04	$1.04
7.25% Noncumulative Monthly Income Preferred Stock	$0.45	$0.16	$0.90	$0.16
Common Stock	$0.14	$0.10	$0.28	$0.20

d.	At June 30, 2003, escrow funds include approximately $147.9 million deposited with Doral Bank PR. These funds are included in the Company’s financial statements. Escrow funds also include approximately $23.9 million deposited with other banks which are excluded from the Company’s assets and liabilities.

e.	The reconciliation of the numerator and denominator, adjusted to reflect the three-for-two stock split effective September 14, 2002, of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net Income:
Net income	$74,977	$51,987	$144,964	$98,527
Preferred stock dividend	(4,228)	(2,914)	(8,456)	(5,266)

Net income attributable to common stock	$70,749	$49,073	$136,508	$93,261

Weighted Average Shares:
Basic weighted average number of common shares outstanding	71,901,020	71,785,107	71,885,463	71,755,199
Incremental shares issuable upon exercise of stock options(1)	1,706,680	1,096,587	1,582,875	1,105,063

Diluted weighted average number of common shares outstanding	73,607,700	72,881,694	73,468,338	72,860,262

Net Income per Common Share:
Basic	$0.98	$0.68	$1.90	$1.30

Diluted	$0.96	$0.67	$1.86	$1.28

(1)	For the quarter and six month period ended June 30, 2003, all stock options outstanding were included in the computation of weighted average outstanding shares. For the quarter and six month period ended June 30, 2002, options to purchase an additional 1,177,500 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment (loans receivable).

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

(In thousands)	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

Employee costs, gross	$27,060	$21,545	$53,366	$42,076
Deferred costs pursuant to SFAS No. 91	(5,692)	(7,847)	(10,799)	(15,527)

Employee cost, net	$21,368	$13,698	$42,567	$26,549

Other expenses, gross	$5,733	$6,043	$10,580	$10,759
Deferred costs pursuant to SFAS No. 91	(1,215)	(2,580)	(2,238)	(4,509)

Other expenses, net	$4,518	$3,463	$8,342	$6,250

As of June 30, 2003, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to $2.2 million and $10.7 million, respectively (December 31, 2002 — $1.6 million and $13.0 million, respectively).

g.	Segment information

The Company operates in four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Investment activities by Doral Bank PR and Doral Financial at the parent company level through their respective international banking entities are included within the banking and mortgage banking segments, respectively.

The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

The following tables present net interest income, non-interest income, net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)
	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations *	Totals

	QUARTER ENDED JUNE 30, 2003

Net interest income	$11,520	25,260	866	463	1,797	$39,906
Non-interest income	$53,615	43,601	3,326	2,048	(3,386)	$99,204
Net income	$27,317	45,050	2,131	1,469	(990)	$74,977
Identifiable assets	$2,914,952	6,660,207	412,431	35,388	(626,532)	$9,396,446

	QUARTER ENDED JUNE 30, 2002

Net interest income	$12,950	23,023	592	269	843	$37,677
Non-interest income	$45,528	10,026	2,479	1,910	(2,184)	$57,759
Net income	$34,633	15,950	1,428	1,302	(1,326)	$51,987
Identifiable assets	$3,066,774	4,722,122	616,534	30,246	(514,233)	$7,921,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      (In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations *	Totals

	SIX MONTH PERIOD ENDED JUNE 30, 2003

Net interest income	$22,851	52,111	1,644	863	3,714	$81,183
Non-interest income	$112,272	77,266	4,493	3,842	(7,250)	$190,623
Net income	$62,938	78,660	2,970	2,780	(2,384)	$144,964
Identifiable assets	$2,914,952	6,660,207	412,431	35,388	(626,532)	$9,396,446

	SIX MONTH PERIOD ENDED JUNE 30, 2002

Net interest income	$25,341	46,651	1,227	579	(235)	$73,563
Non-interest income	$85,567	18,243	3,256	3,539	(3,237)	$107,368
Net income	$65,801	32,347	1,511	2,309	(3,441)	$98,527
Identifiable assets	$3,066,774	4,722,122	616,534	30,246	(514,233)	$7,921,443

*	For purposes of the intersegment eliminations in the above tables, income includes direct intersegment loan origination costs amortized as yield adjustment and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals

	QUARTER ENDED JUNE 30, 2003

Net interest income	$37,928	1,965	13	$39,906
Non-interest income	$98,758	649	(203)	$99,204
Net income (loss)	$75,509	(413)	(119)	$74,977
Identifiable assets	$8,952,393	492,683	(48,630)	$9,396,446

	QUARTER ENDED JUNE 30, 2002

Net interest income	$34,381	3,662	(366)	$37,677
Non-interest income	$59,659	871	(2,771)	$57,759
Net income	$53,774	1,350	(3,137)	$51,987
Identifiable assets	$7,650,440	401,451	(130,448)	$7,921,443

(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals

	SIX MONTH PERIOD ENDED JUNE 30, 2003

Net interest income	$75,329	5,865	(11)	$81,183
Non-interest income	$187,335	3,542	(254)	$190,623
Net income	$144,039	1,084	(159)	$144,964
Identifiable assets	$8,952,393	492,683	(48,630)	$9,396,446

	SIX MONTH PERIOD ENDED JUNE 30, 2002

Net interest income	$67,605	6,676	(718)	$73,563
Non-interest income	$108,918	1,221	(2,771)	$107,368
Net income	$99,856	2,160	(3,489)	$98,527
Identifiable assets	$7,650,440	401,451	(130,448)	$7,921,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h.	The fair value of the Company’s trading securities and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

1. The following table summarizes Doral Financial’s holdings of trading securities as of June 30, 2003 and December 31, 2002.

TRADING SECURITIES	JUNE 30,	DECEMBER 31,
(In thousands)	2003	2002

Mortgage-backed securities	$376,113	$829,593
Interest-only strips (“IOs”)	444,481	359,185
Puerto Rico government and agencies	6,194	6,246
Other	14,168	1,155

Total	$840,956	$1,196,179

2. The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities available for sale as of June 30, 2003 and December 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2003
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$384,194	$419	$3,091	$381,522	5.51%
FHLMC and FNMA
Due over ten years	230,786	559	724	230,621	5.23%
DEBT SECURITIES
FHLB NOTES
Due over ten years	111,935	1,211	17	113,129	5.24%
FHLB ZERO COUPON
Due over ten years	159,689	1,386	75	161,000	6.60%
US TREASURY
Due from five to ten years	571,482	—	16,495	554,987	3.63%

	$1,458,086	$3,575	$20,402	$1,441,259	4.84%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2002
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$12,316	$610	$146	$12,780	6.55%
FHLMC and FNMA
Due over ten years	171,847	3,073	334	174,586	5.87%
DEBT SECURITIES
FHLB ZERO COUPON
Due over ten years	106,194	—	1,194	105,000	6.87%
FHLMC NOTES
Due over ten years	25,000	315	—	25,315	6.00%
US TREASURY
Due from five to ten years	239,062	409	1,162	238,309	4.25%
Due over ten years	309,567	1,054	4,521	306,100	5.37%

	$863,986	$5,461	$7,357	$862,090	5.38%

3. The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities held to maturity as of June 30, 2003 and December 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF JUNE 30, 2003
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$1,905	$101	$—	$2,006	6.74%
Due over ten years	9,657	549	—	10,206	6.97%
CMO CERTIFICATES
Due from one to five years	549	—	2	547	7.26%
Due from five to ten years	809	—	5	804	5.97%
Due over ten years	53,798	115	811	53,102	6.09%
DEBT SECURITIES
FHLB NOTES
Due over ten years	517,877	3,645	—	521,522	5.62%
FHLB ZERO COUPON
Due over ten years	268,945	3,339	2,267	270,017	6.78%
FHLMC ZERO COUPON
Due over ten years	33,267	—	1,227	32,040	6.01%
PR HOUSING BANK
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	—	—	2,235	6.20%
U.S. TREASURY
Due over ten years	477,185	8,386	21,461	464,110	5.37%
OTHER
Due within a year	5,000	—	—	5,000	3.51%
Due from one to five years	515	8	—	523	6.54%
Due from five to ten years	3,880	31	—	3,911	5.43%
Due over ten years	2,000	40	—	2,040	7.00%

	$1,382,622	$16,264	$25,773	$1,373,113	5.80%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2002
(Dollars in thousands)

					Weighted
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Yield

MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$2,227	$101	$—	$2,328	6.74%
Due over ten years	11,253	590	—	11,843	6.99%
CMO CERTIFICATES
Due from one to five years	274	—	—	274	7.62%
Due from five to ten years	1,257	—	8	1,249	6.28%
Due over ten years	67,140	155	1,172	66,123	5.99%
DEBT SECURITIES
FHLB NOTES
Due over ten years	394,365	250	250	394,365	5.59%
FHLB ZERO COUPON
Due over ten years	314,202	54	54	314,202	6.82%
FHLMC ZERO COUPON
Due over ten years	37,116	138	1,121	36,133	7.87%
FHLMC NOTES
Due over ten years	50,000	—	—	50,000	6.00%
PR HOUSING BANK
Due from one to five years	5,000	25	—	5,025	6.00%
Due over ten years	3,305	—	—	3,305	6.20%
US TREASURY
Due over ten years	61,092	5,852	—	66,944	5.36%
P.R. ECONOMIC DEVELOPMENT
BANK NOTES
Due within a year	2,000	—	—	2,000	6.60%
OTHER
Due within a year	5,000	—	—	5,000	3.51%
Due from one to five years	355	5	—	360	6.48%
Due from five to ten years	4,040	38	—	4,078	5.48%
Due over ten years	2,000	30	—	2,030	7.00%

	$960,626	$7,238	$2,605	$965,259	6.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE
(In thousands)	JUNE 30, 2003	DECEMBER 31, 2002

Conventional single family residential loans	$1,572,542	$1,789,531
FHA/VA loans	90,050	86,109
Mortgage loans on residential multifamily	89,562	103,296
Construction and commercial real estate loans	256,406	204,423
Consumer loans secured by mortgages	39	40

	$2,008,599	$2,183,399

j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET
(Dollars in thousands)	JUNE 30, 2003		DECEMBER 31, 2002

	AMOUNT	PERCENT	AMOUNT	PERCENT

Construction loans	$549,498	44%	$474,440	45%
Residential mortgage loans	421,981	34%	282,059	27%
Commercial — secured by real estate	105,431	8%	138,270	13%
Consumer — secured by real estate	455	0%	821	0%
Consumer — other:
Personal loans	30,448	2%	28,008	3%
Auto loans	1,383	0%	1,457	0%
Credit cards	6,328	1%	4,924	1%
Overdrawn checking accounts	1,531	0%	2,500	0%
Revolving lines of credit	25,948	2%	25,390	2%
Commercial non-real estate	16,570	1%	13,291	1%
Loans on saving deposits	9,414	1%	8,720	1%
Land secured	80,783	7%	79,996	7%

Loans receivable, gross	1,249,770	100%	1,059,876	100%

Less:
Undisbursed portion of loans in process	(5,158)		(9,420)
Unearned interest and deferred loan fees, net	(17,750)		(18,132)
Allowance for loan losses(1)	(16,571)		(9,982)

	(39,479)		(37,534)

Loans receivable, net	$1,210,291		$1,022,342

(1)	Does not include $8.7 million and $8.3 million of allowance for loan losses allocated to mortgage loans held for sale as of June 30, 2003 and December 31, 2002, respectively.

k.	Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). Bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Plaza, which became the new headquarters of Doral Financial. The bonds have fixed interest rates, ranging from 6.10% to 6.90%, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building and underlying real property. On November 1, 2002, Doral Properties issued an additional $7.6 million in bonds through AFICA to finance additional improvements to the Doral Financial Plaza. The additional bonds mature, subject to prior amortization requirements, in December 2029, and are also guaranteed by Doral Financial but are not secured by a mortgage on the property.

l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following table shows the changes in the Company’s mortgage servicing assets for each of the periods shown:

MORTGAGE SERVICING ASSETS ACTIVITY
(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Balance at beginning of period	$160,270	$158,157	$159,881	$154,340
Capitalization of rights	12,948	10,932	25,984	22,022
Amortization:
Scheduled	(7,263)	(6,443)	(15,026)	(12,643)
Unscheduled and impairment	(9,841)	(4,068)	(14,725)	(5,141)

Balance at end of period	$156,114	$158,578	$156,114	$158,578

Effective July 1, 2002, an impairment charge is recognized through a valuation allowance for each individual stratum of mortgage loans subject to servicing rights. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized. Prior to July 1, 2002, Doral Financial recorded impairment charges as a direct writedown of servicing assets.

Changes in the impairment allowance for servicing assets were as follows:

	QUARTER ENDED	SIX MONTH PERIOD ENDED
(In thousands)	JUNE 30, 2003	JUNE 30, 2003

Balance at beginning of period	$14,036	$9,152
Impairment charges	9,453	16,945
Recoveries	(3,849)	(6,457)

Balance at end of period	$19,640	$19,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2003, and based on recent prepayment experience, the expected weighted average life of the Company’s servicing assets was 3.8 years. Any projection of the expected weighted average life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

m.	At June 30, 2003 and December 31, 2002, money market investments include $211.0 million and $578.9 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At June 30, 2003 and December 31, 2002, the carrying value of securities purchased under resell agreements included in money market investments was $2.5 million and $259.8 million, respectively. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions. At December 31, 2002, the Company has repledged approximately $244.5 million of the underlying securities. None of the underlying securities was repledged at June 30, 2003.

n.	Effective January 1, 2003, the Company expenses the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the second quarter and first half of 2003 was approximately $1.1 million and $2.2 million, respectively. During the first half of 2002, the Company used the intrinsic value method to account for its stock option plan. Under the intrinsic value-based method, compensation expense is recognized for the excess, if any, of the quoted market price of the stock on the grant date over the amount an employee must pay to acquire the stock. The Company did not recognize any compensation cost in the first half of 2002 because the exercise price of the options equalled the quoted market price of the stock on the date of grant.

The following table illustrates the effect on net income and earnings per common share if compensation had been recognized using the fair value method in the second quarter and first six months of 2002.

(In thousands, except per share	Quarter Ended	Six Month Period Ended
information)	June 30, 2002	June 30, 2002

Compensation and Benefits:
Reported	$13,698	$26,549
Pro forma	$14,821	$28,794
Net Income:
Reported	$51,987	$98,527
Pro forma	$51,303	$97,158
Basic Earnings Per Share:
Reported	$0.68	$1.30
Pro forma	$0.67	$1.28
Diluted Earnings Per Share:
Reported	$0.67	$1.28
Pro forma	$0.66	$1.26

o. Guarantees

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition are effective for guarantees that are issued or modified after December 31, 2002. As of June 30, 2003, the Company had outstanding $1.7 million in commercial and financial standby letters of credit. The adoption of FIN No. 45 did not have a material impact on Doral Financial’s Consolidated Financial Statements.

p. Recent Accounting Pronouncements

Derivatives and Hedging Activities. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 primarily provides clarification on the definition of derivative instruments within the scope of FASB Statement No. 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement will not have a material impact on Doral Financial’s Consolidated Financial Statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on Doral Financial’s Consolidated Financial Statements.

q.	Certain amounts reflected in the 2002 Consolidated Financial Statements have been reclassified to conform to the presentation for 2003. 24

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

      Doral Financial is currently in its 31st year of operations. Doral Financial’s core business remains mortgage banking and it continues to be Puerto Rico’s largest residential mortgage lender. The volume of loans originated and purchased by Doral Financial during the quarters ended June 30, 2003 and 2002 was approximately $1.6 billion and $1.3 billion, respectively. For the six month periods ended June 30, 2003 and 2002, the volume of loans originated and purchased was approximately $3.1 billion and $2.4 billion, respectively. Doral Financial’s mortgage servicing portfolio increased to approximately $12.0 billion as of June 30, 2003, from $10.7 billion as of June 30, 2002. Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and supplementing such internal loan originations by purchases of mortgage loans on a servicing released basis.

      Doral Financial maintains a substantial portfolio of mortgage-backed securities. At June 30, 2003, Doral Financial held securities for trading with a fair market value of $841.0 million, approximately $260.5 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in operations as part of trading activities.

      As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of June 30, 2003, Doral Financial held approximately $1.4 billion in securities that were classified as held to maturity and reported at amortized cost. As of June 30, 2003, Doral Financial also held $1.4 billion of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders’ equity and reported as “Accumulated other comprehensive loss, net of income tax,” in Doral Financial’s consolidated financial statements.

      In recent years, Doral Financial has diversified its revenue sources by expanding into new lines of business as well as expanding geographically by opening a federal thrift institution in New York City. Doral Financial has expanded into new lines of business such as banking and insurance that have natural synergies with its core mortgage banking business and that offer attractive cross-marketing opportunities. These new lines of business are making increasing contributions to Doral Financial’s consolidated earnings.

      For the quarters ended June 30, 2003 and 2002, Doral Financial’s banking subsidiaries contributed approximately $45.1 million and $16.0 million, or 60% and 31%, respectively, to the Company’s consolidated net income. For the first half of 2003 and 2002, Doral Financial’s banking subsidiaries contributed approximately $78.7 million and $32.3 million or 54% and 33%, respectively, to Doral Financial’s consolidated net income.

      The Company’s institutional securities operation is conducted through Doral Securities, a NASD member subsidiary headquartered in San Juan, Puerto Rico, that sells securities to institutional customers and provides investment banking services. For the quarters ended June 30, 2003 and 2002, Doral Securities had net income of approximately $2.1 million and $1.4 million, respectively. For the six month periods ended June 30, 2003 and 2002, Doral Securities’ net income was approximately $3.0 million and $1.5 million, respectively.

      Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Agency. For the quarters ended June 30, 2003 and 2002, Doral Agency’s net income was approximately $1.5 million and $1.3 million, respectively. For the six month periods ended June 30, 2003 and 2002, Doral Agency’s net income was approximately $2.8 million and $2.3 million, respectively.

      For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial’s mortgage banking, banking, institutional securities and insurance agency activities segments, please refer to note “g” of the accompanying Consolidated Financial Statements.

      Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial’s principal mortgage units and Doral Overseas, an international banking entity, are organized as operating division within the parent company. As of June 30, 2003, Doral Financial had assets of $2.4 billion at the parent company level (excluding investment in consolidated subsidiaries).

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgements, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2003. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

      Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. For a discussion regarding Doral Financial’s critical accounting policies, particularly for those relating to its mortgage securitization and sales activities and the ongoing valuation of retained interests, particularly Mortgage Servicing Rights and IOs, that arise from those activities and are critical to an understanding of the Company’s Consolidated Financial Statements, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2002.

      RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

      Doral Financial’s results of operations have historically been influenced primarily by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage rates and the strength of the Puerto Rico housing market. Changes in interest rates also significantly influence Doral Financial’s results of operations by affecting the difference between the rates it earns on its interest-earning assets and the rates it pays on its interest-bearing liabilities, as well as impacting the gains and losses it obtains from its mortgage loan sales and trading activities.

      The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain on mortgage loan sales and fees; (3) servicing income; (4) trading activities; (5) gain on sale of investment securities; and (6) commissions, fees and other income.

NET INCOME

      Doral Financial’s net income for the quarter ended June 30, 2003 was $75.0 million, an increase of $23.0 million, or 44%, from $52.0 million for the 2002 period. For the first half of 2003 and 2002, the Company’s net income amounted to $145.0 million and $98.5 million, respectively, an increase of 47%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s retail banking units, which contributed approximately $78.7 million to Doral Financial’s consolidated net income for the six months ended June 30, 2003, compared to $32.3 million for the respective 2002 period. The contribution of the banking sector includes the investment activities of Doral International, Inc., Doral Bank PR’s international banking subsidiary. Doral Securities, Doral Financial’s institutional securities unit, contributed approximately $3.0 million to consolidated net income for the six months ended June 30, 2003, compared to $1.5 million for the respective 2002 period. Doral Agency, Doral Financial’s insurance agency, contributed $2.8 million to consolidated net income for the six months ended June 30, 2003 compared to $2.3 million for the respective 2002 period. Diluted earnings per common share for the second quarter of 2003 were $0.96, an increase of 43% over the $0.67 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the six months ended June 30, 2003 were $1.86, an increase of 45% over the $1.28 per diluted share recorded for the same period a year ago.

   Net Interest Income

      Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

      Net interest income for the second quarter of 2003 and 2002 was $39.9 million and $37.7 million, respectively, an increase of 6%. For the first half of 2003 and 2002 net interest income amounted to $81.2 million and $73.6 million, respectively, an increase of 10%. The increase in net interest income for the second quarter and first half of 2003, compared to the respective 2002 periods, was due to an increase in Doral Financial’s average balance of net interest-earning assets, partially offset by a reduction in the interest rate spread. The contraction of the spread, which declined by 17 basis points from 1.87% for the second quarter of 2002 to 1.70% for the second quarter of 2003 and 22 basis points from 1.96% for the first half of 2002 to 1.74% for the first half of 2003, reflects an accelerated amortization of IOs due to an anticipation of higher levels of prepayment activity, resulting in a reduction in the average yields of IOs from 12.71% for the second quarter of 2002 to 8.41% for the second quarter of 2003, and from 13.24% for the first half of 2002 to 9.89% for the first half of 2003. Lower yields were partially offset by a reduction in the average cost of interest-bearing liabilities, which decreased from 4.17% for the second quarter of 2002 to 3.71% for the second quarter of 2003 and from 4.25% for the first half of 2002 to 3.75% for the first half of 2003, due to decreases in interest rates paid by the Company on its short-term borrowings.

      The Company’s retail banking subsidiaries contributed $25.3 million to the consolidated net interest income for the second quarter of 2003, compared to $23.0 million for the second quarter of 2002. During the first half of 2003, the Company’s retail banking subsidiaries contributed approximately $52.1 million to the consolidated net interest income, compared to $46.7 million for the first half of 2002.

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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED JUNE 30,

	2003			2002

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-Earning Assets:
Total Loans(1)	$3,207,288	$54,291	6.79%	$2,844,485	$49,393	6.96%
Mortgage-Backed Securities(2)	1,158,390	18,532	6.42%	1,575,379	23,823	6.07%
Interest-Only Strips(2)	426,666	8,944	8.41%	268,181	8,501	12.71%
Investment Securities	1,818,362	23,375	5.16%	1,288,251	19,402	6.04%
Other Interest-Earning Assets(3)	1,484,391	4,062	1.10%	1,014,994	4,211	1.66%

Total Interest-Earning Assets/Interest Income	8,095,097	$109,204	5.41%	6,991,290	$105,330	6.04%

Total Non-Interest-Earning Assets	781,058			602,753

Total Assets	$8,876,155			$7,594,043

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Deposits	$2,570,179	$18,994	2.96%	$2,055,574	$18,773	3.66%
Repurchase Agreements	2,705,803	23,005	3.41%	2,835,685	26,432	3.74%
Advances From FHLB	1,256,500	12,321	3.93%	881,012	10,114	4.60%
Loans Payable	300,280	1,930	2.58%	203,037	1,428	2.82%
Notes Payable(4)	649,553	13,048	8.06%	539,575	10,906	8.11%

Total Interest-Bearing Liabilities/Interest Expense	7,482,315	$69,298	3.71%	6,514,883	$67,653	4.17%

Total Non-Interest-Bearing Liabilities	269,079			241,870

Total Liabilities	7,751,394			6,756,753
Stockholders’ Equity	1,124,761			837,290

Total Liabilities and Stockholders’ Equity	$8,876,155			$7,594,043

Net Interest-Earning Assets	$612,782			$476,407
Net Interest Income		$39,906			$37,677
Interest Rate Spread(5)			1.70%			1.87%
Interest Rate Margin(6)			1.98%			2.16%
Net Interest-Earning Assets Ratio			108.19%			107.31%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Interest-only strips and the interest income thereon are included within mortgage-backed securities on Doral Financial’s Consolidated Statements of Income.

(3)	Consists of money market instruments, reverse repurchase agreements and deposits in other banks.

(4)	Average yields consider accretion of discounts and amortization of debt issue costs.

(5)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(6)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD ENDED JUNE 30,

	2003			2002

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-Earning Assets:
Total Loans(1)	$3,243,164	$109,331	6.80%	$2,793,557	$96,516	6.97%
Mortgage-Backed Securities(2)	1,187,121	36,057	6.13%	1,473,116	44,681	6.12%
Interest-Only Strips(2)	403,680	19,800	9.89%	248,106	16,291	13.24%
Investment Securities	1,725,338	45,435	5.31%	1,229,435	38,221	6.27%
Other Interest-Earning Assets(3)	1,478,346	8,191	1.12%	832,029	6,704	1.62%

Total Interest-Earning Assets/Interest Income	8,037,649	$218,814	5.49%	6,576,243	$202,413	6.21%

Total Non-Interest-Earning Assets	722,828			577,866

Total Assets	$8,760,477			$7,154,109

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Deposits	$2,463,906	$37,060	3.03%	$1,914,205	$35,464	3.74%
Repurchase Agreements	2,787,769	46,942	3.40%	2,689,501	51,917	3.89%
Advances From FHLB	1,262,798	24,695	3.94%	828,599	19,022	4.63%
Loans Payable	259,812	3,381	2.62%	186,576	2,758	2.98%
Notes Payable(4)	635,030	25,553	8.11%	501,008	19,689	7.92%

Total Interest-Bearing Liabilities/Interest Expense	7,409,315	$137,631	3.75%	6,119,889	$128,850	4.25%

Total Non-Interest-Bearing Liabilities	255,381			227,617

Total Liabilities	7,664,696			6,347,506
Stockholders’ Equity	1,095,781			806,603

Total Liabilities and Stockholders’ Equity	$8,760,477			$7,154,109

Net Interest-Earning Assets	$628,334			$456,354
Net Interest Income		$81,183			$73,563
Interest Rate Spread(5)			1.74%			1.96%
Interest Rate Margin(6)			2.04%			2.26%
Net Interest-Earning Assets Ratio			108.48%			107.46%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Interest-only strips and the interest income thereon are included within mortgage-backed securities on Doral Financial’s Consolidated Statements of Income.

(3)	Consists of money market instruments, reverse repurchase agreements and deposits in other banks.

(4)	Average yields consider accretion of discounts and amortization of debt issue costs.

(5)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(6)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

		QUARTER ENDED
		JUNE 30,

	2003 COMPARED TO 2002
	INCREASE (DECREASE) DUE TO:

	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
TOTAL LOANS	$6,313	$(1,415)	$4,898
MORTGAGE-BACKED SECURITIES	(6,328)	1,037	(5,291)
INTEREST-ONLY STRIPS	5,036	(4,593)	443
INVESTMENT SECURITIES	8,005	(4,032)	3,973
OTHER INTEREST EARNING ASSETS	1,948	(2,097)	(149)

TOTAL INTEREST INCOME VARIANCE	14,974	(11,100)	3,874

INTEREST EXPENSE VARIANCE
DEPOSITS	4,709	(4,488)	221
REPURCHASE AGREEMENTS	(1,214)	(2,213)	(3,427)
ADVANCES FROM FHLB	4,318	(2,111)	2,207
LOANS PAYABLE	686	(184)	502
NOTES PAYABLE	2,230	(88)	2,142

TOTAL INTEREST EXPENSE VARIANCE	10,729	(9,084)	1,645

NET INTEREST INCOME VARIANCE	$4,245	$(2,016)	$2,229

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	SIX MONTH PERIOD ENDED
	JUNE 30,

	2003 COMPARED TO 2002
	INCREASE (DECREASE) DUE TO:

	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
TOTAL LOANS	$15,669	$(2,854)	$12,815
MORTGAGE-BACKED SECURITIES	(8,751)	127	(8,624)
INTEREST-ONLY STRIPS	10,299	(6,790)	3,509
INVESTMENT SECURITIES	15,547	(8,333)	7,214
OTHER INTEREST EARNING ASSETS	5,235	(3,748)	1,487

TOTAL INTEREST INCOME VARIANCE	37,999	(21,598)	16,401

INTEREST EXPENSE VARIANCE
DEPOSITS	10,279	(8,683)	1,596
REPURCHASE AGREEMENTS	1,911	(6,886)	(4,975)
ADVANCES FROM FHLB	10,052	(4,379)	5,673
LOANS PAYABLE	1,091	(468)	623
NOTES PAYABLE	5,307	557	5,864

TOTAL INTEREST EXPENSE VARIANCE	28,640	(19,859)	8,781

NET INTEREST INCOME VARIANCE	$9,359	$(1,739)	$7,620

INTEREST INCOME

      Total interest income increased from $105.3 million during the second quarter of 2002, to $109.2 million during the second quarter of 2003, an increase of 4%. For the six months ended June 30, 2003 interest income increased by approximately $16.4 million to $218.8 million compared to $202.4 million for the first six months of 2002. The increases in interest income during both periods are primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $6.6 billion at June 30, 2002 to $8.0 billion at June 30, 2003.

      Interest income on loans increased by $4.9 million or 10% during the second quarter of 2003, compared to the respective 2002 period. For the first half of 2003, interest income on loans increased by $12.8 million or 13% as compared to the respective 2002 period. The increases during 2003 reflect an increase in the level of loans held by Doral Financial compared to 2002, due to the increased volume of loan originations and purchases.

      Interest income on mortgage-backed securities for the second quarter of 2003 decreased by approximately $5.3 million or 22% compared to the respective 2002 period. For the quarters ended June 30, 2003 and 2002, interest income on mortgage-backed securities amounted to $18.5 million and $23.8 million, respectively. During the first half of 2003, interest income on mortgage-backed securities was $36.1 million, versus $44.7 million for the comparable 2002 period. The results for the 2003 periods reflect a decrease in the Company’s average balance of mortgage-backed securities, which decreased approximately $417.0 million for the second quarter of 2003 and $286.0 million for the first half of 2003, compared to the respective 2002 periods. The decrease in interest income on mortgage-backed securities during 2003 reflects a higher volume of sales of instruments with lower coupon rates during these periods, including a bulk sale of approximately $250 million in Puerto Rico GNMA securities to a local mutual fund. The Company continues to maximize tax-exempt interest income by holding a significant amount of tax-exempt Puerto Rico GNMA securities and U.S. FHLMC/FNMA mortgage-backed securities. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial’s international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes and are entitled to the portfolio interest deduction with respect to interest earned on these securities.

      Interest income on IOs increased by approximately $443,000 to $8.9 million during the second quarter of 2003, from $8.5 million for the respective 2002 period. For the first half of 2003, interest income on IOs increased by $3.5 million or 22%, as compared to the respective 2002 period. The increases during 2003 periods when compared to the respective 2002 periods reflect an increase in the average balance of IOs, which increased from $268.2 million during the second quarter of 2002 to $426.7 million during the second quarter of 2003 and from $248.1 million for the first half of 2002 to $403.7 million for the first six months of 2003. The increase in interest-only strips resulted from a higher volume of sale and securitization activities during 2003. The increase in volume was partially offset by a reduction in average yields, from 12.71% for the second quarter of 2002 to 8.41% for the second quarter of 2003 and from 13.24% for the first half of 2002 to 9.89% for the first half of 2003, which reflects an accelerated amortization of IOs due to an anticipation of higher levels of prepayment activity due to the continuing low mortgage rates environment. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

      Interest income on investment securities increased by $4.0 million or 20% from the second quarter of 2002 to the second quarter of 2003. For the first half of 2003, interest income on investment securities increased by $7.2 million or 19%, as compared to the respective 2002 period. The increase in interest income on investment securities during these periods reflects Doral Financial’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial’s status as a foreign corporation for U.S. income tax purposes. The average balance of investment securities increased from $1.3 billion for the second quarter of 2002 to $1.8 billion for the second quarter of 2003, an increase of 39%. For the first half of 2003 the average balance of investment securities was $1.7 billion compared to $1.2 billion for the first half of 2002, an increase of 42%. The Company’s higher balances in investment securities was partly offset by a reduction in the average yield of 88 basis points and 96 basis points for the second quarter and first half 2003, respectively, as compared to the corresponding 2002 periods. These reductions reflect that yields on debt securities continued to move downward from the higher interest levels in effect in the early part of 2002 as higher yielding securities are sold, called or mature and replaced by lower yielding securities.

      Interest income on other interest-earning assets amounted to $4.1 million during the second quarter of 2003, a slight decrease, as compared to the respective 2002 period. For the first six months of 2003, interest income on other interest-earning assets increased by $1.5 million or 22%, as compared to the respective 2002 period. Other interest-earning assets consist primarily of money market instruments, overnight deposits, term deposits, and reverse repurchase agreements. The increase from the first half 2002 to the first half of 2003 reflects Doral Financial’s higher average balances in these captions due to the Company’s decision to maintain higher levels of liquidity in anticipation of a rise in interest rates and was partly offset by a reduction in the average yield of 56 basis points and 50 basis points for the second quarter and first half of 2003, respectively, as compared to the corresponding 2002 periods. These reductions reflect recent drops in short-term interest rates.

INTEREST EXPENSE

      Total interest expense increased to $69.3 million during the second quarter of 2003, from $67.7 million for the respective 2002 period, an increase of 2%. Total interest expense for the first half of 2003 was $137.6 million, compared to $128.9 million for the same period of 2002, an increase of 7%. The increase in interest expense for the 2003 periods was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities that was partly offset by a decrease in the average cost of borrowings due to the low level interest rate environment. Average balance of interest-bearing liabilities increased to $7.4 billion at an average cost of 3.75% for the six month period ended June 30, 2003, compared to $6.1 billion at an average cost of 4.25% for the six month period ended June 30, 2002.

      Interest expense on deposits amounted to $19.0 million during the second quarter of 2003, a slight increase as compared to the respective 2002 period. For the first half of 2003, interest expense on deposits increased by $1.6 million or 5%, as compared to the respective 2002 period. The increase in interest expense on deposits reflects a larger deposits base held at Doral Financial’s retail banking subsidiaries that was partly offset by a decrease in the average cost of borrowings. The average balance of deposits increased to $2.5 billion for the six month period ended June 30, 2003, from $1.9 billion for the six month period ended June 30, 2002. The average interest cost on deposits was 2.96% and 3.03%, respectively, for the quarter and six month period ended June 30, 2003, compared to 3.66% and 3.74% for the respective 2002 periods.

      Interest expense related to securities sold under agreements to repurchase decreased by $3.4 million or 13% during the second quarter of 2003 compared to the same period of 2002. During the first six months of 2003 the interest expense related to securities sold under agreements to repurchase was $46.9 million versus $51.9 million for the corresponding 2002 period, a decrease of 11%. The decrease in interest expense on securities sold under agreements to repurchase during these periods reflected lower borrowing costs, as compared to the respective 2002 period. The weighted average interest rate cost of borrowings under repurchase agreements was 3.41% and 3.74% for the second quarter of 2003 and 2002, respectively, and 3.40% and 3.89% for the six month periods then ended, respectively.

      Interest expense on advances from FHLB increased by $2.2 million, or 22%, for the second quarter of 2003 as compared to the respective 2002 period. For the first half of 2003, interest expense on advances from FHLB increased by 30% to $24.7 million from $19.0 million for the respective 2002 period. The increase in interest expense on advances from FHLB during these periods reflects an increase in the average balance of borrowings to finance the Company’s retail banking operations. The average balance of advances from FHLB increased to $1.3 billion at an average cost of 3.94% for the six month period ended June 30, 2003, compared to $828.6 million at an average cost of 4.63% for the six month period ended June 30, 2002.

      Interest expense related to loans payable amounted to $1.9 million for the second quarter of 2003, compared to $1.4 million for the comparative 2002 period. For the first half of 2003 interest expense related to loans payable was $3.4 million, an increase of 21% compared to $2.8 million for the same period of 2002. The increase in interest expense on loans payable was principally due to the increase in the average balance of loans payable outstanding from $203.0 million to $300.3 million for the quarters ended June 30, 2002 and 2003, respectively, and from $186.6 million to $259.8 million for the six month periods ended June 30, 2002 and 2003, respectively. The increase in loans payable was partly offset by a decrease in the average cost of borrowings. The weighted-average interest rate cost for borrowings under Doral Financial’s loans payable was 2.58% and 2.82% for the second quarter of 2003 and 2002, respectively, and 2.62% and 2.98% for the six month periods then ended, respectively.

      Interest expense on notes payable was $13.0 million for the second quarter of 2003, compared to $10.9 million for the same period a year ago, an increase of 19%. For the first half of 2003 interest expense on notes payable was $25.6 million, an increase of 30% compared to $19.7 million for the same period of 2002. The increase in interest expense on notes payable is due to the increase in the average balance, for the first half of 2003, of $134.0 million from June 30, 2002 to June 30, 2003. During the second quarter of 2002, Doral Financial closed the sale of $30.0 million of its 7.00% Senior Notes due 2012, $40.0 million of its 7.10% Senior Notes due 2017 and $30.0 million of its 7.15% Senior Notes due 2022. The notes were sold at a price to the public of 97.976% of the principal amount thereof, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $97.7 million.

PROVISION FOR LOAN LOSSES

      The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial’s loss experience, current delinquency rates, known and inherent risk in the loan portfolio, an assessment of individual problem loans, the estimated value and equity of any underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Unanticipated increases in the allowance for loan losses could result in reductions in Doral Financial’s net income. As of June 30, 2003, more than 97% of the loan portfolio was secured by real estate and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.

      Doral Financial made provisions to its allowance for loan losses of $3.6 million and $8.4 million, respectively, for the quarter and six months period ended June 30, 2003, as compared to approximately $989,000 and $1.7 million for the respective 2002 periods. The increase from 2002 to 2003 is primarily related to an increase in the size of Doral Financial’s loan portfolio as well as an increase in the number of construction loans, commercial real estate and other commercial loans that carry a higher allowance due to the inherent risk associated with these type of lending activities. The increase also reflects an increase in non-performing loans as well as in the allowance for construction loans in light of current economic conditions.

NON-INTEREST INCOME

      Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees increased by 69% during the second quarter of 2003 to $98.1 million, compared to $58.2 million for the same period of 2002. For the six month periods ended June 30, 2003 and 2002, mortgage loan sales and fees were $175.4 million and $104.2 million, respectively, an increase of 68%. The increase for 2003 was mainly the result of a greater volume of loan securitizations and sales and the ability of the Company to obtain higher profitability through higher loan fees and the creation of IOs in connection with bulk sales of mortgage loans to institutional investors. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

      Loan sales were $1.5 billion for the second quarter of 2003, compared to $987.1 million for the second quarter of 2002. For the six months ended June 30, 2003 loan sales were $2.4 billion, compared to $1.8 billion for the respective 2002 period. Doral Financial recognized IOs as part of its sales activities of $64.2 million and $116.1 million for the second quarter and first six months of 2003, respectively, compared to $52.1 million and $90.6 million for the respective 2002 periods. During the second quarter of 2003, Doral Financial also recorded $11.3 million in connection with the recognition of mortgage servicing rights as part of its loan sale and securitization activities, compared to $9.4 million for the respective 2002 period. For the first half of 2003, Doral Financial recognized $18.5 million in connection with the recognition of mortgage servicing rights, compared to $18.8 million for the respective 2002 period. Loan origination fees were $18.5 million and $34.5 million for the second quarter and first six months of 2003, respectively, compared to $18.1 million and $34.3 million for the comparable 2002 periods.

      Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of June 30, 2003, the weighted average servicing fee rate for the entire portfolio was 0.32%. The size of Doral Financial’s loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. For the quarter ended June 30, 2003, net servicing loss was $8.4 million compared to a loss of $2.1 million for the corresponding period of 2002. For the six month periods ended June 30, 2003 and 2002, net servicing losses were approximately $12.5 million and $714,000, respectively.

      The net servicing loss for the second quarter and first six months of 2003 was the result of increased amortization and impairment of mortgage servicing assets. The increase in amortization was the result of a larger servicing portfolio and the increase in impairment related to actual and expected increases in prepayments due to declining mortgage interest rates. Total amortization and impairment charges for the second quarter and first six months of 2003 were $17.1 million and $29.8 million, respectively, compared to $10.5 million and $17.8 million for the respective 2002 periods. Doral Financial recognized a net impairment charge of $5.6 million during the second quarter of 2003 and of $10.5 million for the first half of 2003, due to the increase in prepayment estimates associated with falling interest rates. See Note l to the unaudited consolidated financial statements contained herein for additional information. Gross servicing fees remain at stable levels, amounting to $8.8 million for the second quarter of 2003, compared to $8.4 million for the second quarter of 2002. For the first half of 2003, gross servicing fees amounted to $17.3 million, compared to $17.1 million for the respective 2002 period. The Company’s mortgage servicing portfolio, including its own portfolio, was approximately $12.0 billion at June 30, 2003, compared to $10.7 billion as of June 30, 2002. The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gain on Mortgage Loans Sales and Fees” at the time of sale. During the quarter ended June 30, 2003 and 2002, Doral Financial recognized servicing assets of $11.3 million and $9.4 million, respectively, in connection with the sale of loans. For the first six months of 2003 and 2002, Doral Financial recognized servicing assets of $18.5 million and $18.8 million, respectively, in connection with the sale of loans. Set forth below is a summary of the components of the net servicing loss:

TABLE E
NET SERVICING LOSS

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

(In thousands)	2003	2002	2003	2002

Servicing fees	$6,402	$6,394	$12,764	$12,996
Late charges	1,687	1,636	3,375	3,203
Prepayment penalties	1,471	1,053	2,531	1,917
Interest loss on GNMA serial notes	(852)	(672)	(1,496)	(1,145)
Other servicing fees	43	—	115	99
Amortization and impairment of servicing assets	(17,104)	(10,511)	(29,751)	(17,784)

Total net servicing loss	$(8,353)	$(2,100)	$(12,462)	$(714)

      Trading Activities. Trading activities include all gains or losses, whether realized or unrealized, in the market value of Doral Financial’s trading securities, as well as gains or losses on options, futures contracts and other derivative instruments used for interest rate management purposes. Trading activities for the quarter ended June 30, 2003 resulted in a loss of $5.0 million compared to a loss of $6.6 million for the second quarter of 2002. Trading activities losses were related primarily to both realized losses on derivative instruments and unrealized losses with respect to trading securities, partly offset by realized gains on trading securities. For the quarter ended June 30, 2003, net realized and unrealized losses on derivative instruments were $54.9 million, compared to a loss of $27.9 million for the corresponding 2002 period. For the six month periods ended June 30, 2003 and 2002, net realized and unrealized losses on derivative instruments were $69.5 million and $30.2 million, respectively. Trading activities for the quarters ended June 30, 2003 and 2002, included $26.0 million of unrealized losses and $7.1 million of unrealized gains, respectively, on the value of its trading securities pursuant to SFAS No. 115. Trading activities for the six month periods ended June 30, 2003 and 2002 included $26.4 million of unrealized losses and $6.9 million of unrealized gains, respectively, on the value of its trading securities pursuant to SFAS No. 115. Increased realized gains on trading securities during 2003 reflect increased volume of trading activities and higher profits, particularly in Doral Financial’s international banking entities as well as a pre-tax gain of approximately $12.2 million on the Puerto Rico GNMAs’ bulk sale of $250 million. Net realized gains on sale of trading securities was $75.9 million for the quarter ended June 30, 2003 compared to $14.2 million for the 2002 period. For the six months ended June 30, 2003, net realized gains on sale of trading securities were $95.9 million, compared to $11.6 million for the respective 2002 period.

      The value of Doral Financial’s trading securities and derivatives are generally very sensitive to interest rate changes and the reported fair values of certain of these assets such as IOs are based on assumptions regarding the direction of interest rates and prepayment rates on mortgage loans. As a result, changes in interest rates and prepayment rates for mortgage loans can result in substantial volatility in the components of the trading account. Doral Financial attempts to mitigate the risk to the value of its trading securities by entering into transactions involving the purchase of derivatives such as options and futures contracts. During 2002 and 2003, Doral Financial’s risk management strategy has been principally directed to protect the value of its securities and income from a rising interest rate scenario. Because interest rates have remained at historic low levels, Doral Financial has experienced losses on its derivatives, but these losses have been generally offset by increases on realized gains on trading securities and gains on sale of mortgage loans. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

(In thousands)	2003	2002	2003	2002

Net realized gains on sales of trading securities	$75,902	$14,155	$95,913	$11,604
Net unrealized (losses) and gains on trading securities	(25,982)	7,134	(26,434)	6,881
Net realized and unrealized losses on derivative instruments	(54,871)	(27,918)	(69,529)	(30,184)

Total	$(4,951)	$(6,629)	$(50)	$(11,699)

      Gain on Sale of Investment Securities. Gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the second quarter and first six months of 2003, sale of investment securities resulted in a gain of $7.0 million and $14.1 million, respectively, compared to a gain of $3.2 million and $6.0 million, respectively, for the corresponding 2002 periods, reflecting increased sales activities and favorable pricing due to the declining interest rate environment. Proceeds from sales of securities available for sale amounted to $4.1 billion for the first half of 2003 compared to $2.3 billion for the first half of 2002.

      Commissions, Fees and Other Income. Commissions, Fees and Other income increased 48% during the second quarter of 2003 from $5.0 million for the quarter ended June 30, 2002 to $7.4 million for the quarter ended June 30, 2003. For the first half of 2003, commissions, fees and other income increased 43%, compared to the respective 2002 period. The increase during 2003 was due primarily to increased commissions and fees earned by Doral Financial’s retail banking, institutional securities and insurance agency operations. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.

TABLE G
COMMISSIONS FEES AND OTHER INCOME
(IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

Deposit and other retail banking fees	$2,410	$1,787	$5,020	$3,555
Securities fees and commissions	1,492	284	1,714	545
Insurance agency fees and commissions	1,936	1,663	3,723	3,268
Other income	1,587	1,309	3,183	2,186

Total	$7,425	$5,043	$13,640	$9,554

NON-INTEREST EXPENSES

      Total non-interest expenses increased by 35% during the second quarter ended June 30, 2003, compared to the respective 2002 period. This increase reflects increases in compensation, advertising, occupancy and other expenses resulting from the continued expansion of Doral Financial’s retail mortgage banking and banking franchises and expenses related to increased loan originations and servicing. For the quarter and six months ended June 30, 2003, compensation and benefits, which is the largest component of non-interest expense, increased by 56% and 60%, respectively, due mainly to increases in headcount as well as increases in the costs of compensation and fringe benefits. For the first half of 2003, it also includes $2.2 million, associated with the expensing of the fair value of stock options. As of June 30, 2003, Doral Financial had 2,175 employees compared to 1,965 employees as of June 30, 2002. For the six month period ended June 30, 2003 total non-interest expenses increased by 40% from the comparable 2002 period.

INCOME TAXES

      Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As a Puerto Rico corporation, Doral Financial is generally required to pay federal income tax only with respect to its income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the first half of 2003 and 2002, the effective income tax rate of Doral Financial was 16% and 14%, respectively. The increase in the effective tax rate for 2003 reflected increased revenues from the Company’s non-tax advantaged operations such as its insurance agency and institutional securities operations.

      The lower effective tax rates (compared to the maximum statutory rate) were primarily the result of the tax-exemption enjoyed by Doral Financial on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial’s international banking entities may invest in various U.S. securities, the interest income and gain on which is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains because the gains are sourced outside the United States. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $41.9 million and $29.5 million for the six month periods ended June 30, 2003 and 2002, respectively.

      Except for the operations of Doral Bank-NY and Doral Money, substantially all of the Company’s operations are conducted through Puerto Rico subsidiaries in Puerto Rico. Doral Bank-NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarters ended June 30, 2003 and 2002, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $206,000 and $998,000, respectively. For the first six month periods ended June 30, 2003 and 2002, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $2.3 million and $1.6 million, respectively.

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

      Doral Financial’s sale and securitization activities generally result in the recording of two types of retained interest: mortgage-servicing rights (“MSRs”) and IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on the loan over the expected term of the loan. IOs represent the estimated present value of the excess of the weighted-average coupon of the loans underlying the mortgage pool sold over the sum of (1) the rate required to be paid to investors and (2) a normal servicing fee after adjusting such amount for expected losses and prepayments. The contractual rate payable to investors may be either a fixed or floating rate. In the case of non-conforming loans pools, it is generally a floating rate based on a spread over the 90-day London Interbank Offered Rate (“LIBOR”). MSRs are classified as servicing assets and IOs are classified as trading securities in Doral Financial’s Consolidated Statements of Financial Condition.

      The determination of the fair values of MSRs and IOs at their initial recording and on an ongoing basis requires considerable management judgment. Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be determined with precision because they are not traded in active securities markets. For MSRs, Doral Financial determines their initial fair values on the basis of prices paid for comparable mortgage servicing rights. Doral Financial also receives on a quarterly basis a third party valuation of its MSRs related to its FNMA, FHLMC and GNMA servicing portfolio. During the first half of 2003, the market prices used to value Doral Financial’s MSRs varied from 1.40% to 2.30% of the principal amount of the loans subject to the servicing rights, with servicing rights for GNMA (FHA/VA loans) mortgage-backed securities having higher values than comparable servicing rights for conventional loans. For the first half of 2002, the market prices used varied from 1.50% to 2.30%. The unamortized balance of Doral Financial’s servicing asset reflected in Doral Financial’s Consolidated Financial Statements as of June 30, 2003 and December 31, 2002 was $156.1 million and $159.9 million, respectively. These amounts do not include the fair value of servicing rights with respect to approximately $422.4 million in loans internally originated prior to 1995, which under prior accounting rules are not reflected in Doral Financial’s Consolidated Financial Statements. For additional information regarding the unamortized balance of Doral Financial’s servicing assets and amortization for the quarters and six month periods ended June 30, 2003 and 2002, please refer to Note l to the unaudited consolidated financial statements contained herein.

      To determine the fair value of its IOs, Doral Financial obtains dealer quotes for comparable instruments and uses external and internal valuations based on discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. Doral Financial generally uses the lowest valuation obtained from these methods. While Doral Financial has consistently sold some IOs in private sales, currently there is no liquid market for the purchase and sale of IOs. Doral Financial recognized IOs with recorded fair values of $64.2 million and $52.1 million for the quarters ended June 30, 2003 and 2002, respectively. For the first half of 2003, Doral Financial recognized IOs with recorded fair values of $116.1 million, compared to $90.6 million for the comparable 2002 period. The market factor used by Doral Financial to value IOs ranged from 4.75 to 5.50 during the first half of 2003, compared to a range of 4.25 to 5.50 during the first half of 2002. As of June 30, 2003 and December 31, 2002, the carrying value of IOs and other residual interests retained in securitization transactions reflected in Doral Financial’s Consolidated Financial Statements was $444.5 million and $359.2 million, respectively. The initial recorded value of IOs is amortized over the expected life of the asset, and is recorded as a reduction of interest income. The amortization is based on the amount and timing of estimated future cash flows to be received with respect to IOs.

      The value of Doral Financial’s MSRs and IOs is very sensitive to interest rate changes. Once recorded, Doral Financial periodically evaluates its MSRs for impairment. Impairment is defined generally as a reduction in current fair value below carrying value. If the MSRs are impaired, the impairment is recognized in current period earnings. Prior to July 1, 2002, Doral Financial recorded impairment charges as a direct write down of servicing assets. Effective July 1, 2002, Doral Financial records impairment of MSRs through a valuation allowance. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of MSRs exceeds their fair value. If the value of MSRs subsequently increases, the valuation allowance is decreased through a credit to current period earnings. As of June 30, 2003, the impairment allowance for MSRs was $19.6 million. As discussed above, changes in the fair value of IOs are recognized in current earnings as a component of trading activities. In the case of MSRs, Doral Financial stratifies the mortgage loans underlying a mortgage pool or mortgage-backed security on the basis of their predominant risk characteristics, which Doral Financial has determined to be type of loan (conventional, conforming and non-conforming) and interest rates. Doral Financial measures MSR impairment by estimating the fair value of each stratum.

      MSRs are also subject to periodic amortization. The amortization of MSRs is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. To the extent changes in interest rates or prepayment rates warrant, Doral Financial will increase or decrease the level of amortization. Amortization of MSRs is recorded as a reduction of servicing income. For impairment and valuation purposes, Doral Financial continues to monitor changes in interest rates to determine whether the assumptions used to value the MSRs and IOs are still appropriate in light of market conditions. It also attempts to corroborate the values assigned to these assets through the use of internal valuation models that incorporate assumptions regarding the direction of interest rates and mortgage prepayment rates. The reasonableness of management’s assumptions is corroborated through valuations performed by independent third parties on a quarterly basis.

      Doral Financial reviews all major valuation assumptions periodically using recent empirical and market data available, and makes adjustments where warranted.

      Increases in prepayment rates or credit loss rates over anticipated levels used in calculating the value of IOs and MSRs can adversely affect Doral Financial’s revenues and liquidity by increasing the amortization rates for servicing assets and IOs, as well as requiring Doral Financial to recognize an impairment against income over and above scheduled amortization.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

      Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE H
LOAN PRODUCTION
(Dollars in Thousands,
Except for Average Initial Loan Balance)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

FHA/VA mortgage loans
Number of loans	1,049	1,564	1,901	3,289
Volume of loans	$97,765	$138,246	$175,950	$288,242
Percent of total volume	6%	11%	6%	12%
Average initial loan balance	$93,198	$88,393	$92,557	$87,638
Conventional conforming mortgage loans
Number of loans	4,323	3,214	8,209	7,036
Volume of loans	$675,115	$466,498	$1,253,395	$1,000,143
Percent of total volume	42%	37%	41%	41%
Average initial loan balance	$156,168	$145,146	$152,685	$142,147
Conventional non-conforming mortgage loans(1)(2)
Number of loans	6,349	5,743	12,117	10,513
Volume of loans	$606,850	$454,998	$1,169,209	$826,980
Percent of total volume	38%	37%	38%	34%
Average initial loan balance	$95,582	$79,227	$96,493	$78,663
Other(3)
Number of loans	510	489	1,075	939
Volume of loans	$226,248	$191,760	$467,980	$326,402
Percent of total volume	14%	15%	15%	13%
Total loans
Number of loans	12,231	11,010	23,302	21,777
Volume of loans	$1,605,978	$1,251,502	$3,066,534	$2,441,767

(1)	Includes $14.0 million and $18.0 million in second mortgages for the quarters ended June 30, 2003 and 2002, respectively, and $27.6 million and $29.0 million in second mortgages for the six month periods ended June 30, 2003 and 2002, respectively.

(2)	Includes $34.0 million and $19.3 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended June 30, 2003 and 2002, respectively, and $58.0 million and $39.0 million for the six month periods ended June 30, 2003 and 2002, respectively.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

      A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the six months ended June 30, 2003 and 2002, refinance loans represented approximately 65% and 53%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans is made for debt consolidation purposes and because interest cost on mortgage loans is tax deductible for borrowers.

      The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

TABLE I
LOAN ORIGINATION SOURCES

	SIX MONTH PERIOD ENDED JUNE 30,

	2003			2002

	Puerto Rico	US	Total	Puerto Rico	US	Total

Retail	54%	–	54%	55%	–	55%
Wholesale(1)	6%	24%	30%	7%	24%	31%
New Housing Developments	11%	–	11%	10%	–	10%
Multi-family(2)	–	2%	2%	–	–	–
Other(3)	2%	1%	3%	2%	2%	4%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Less than one percent for 2002.

(3)	Refers to commercial, consumer and land loans originated through the retail banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

      Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing- released basis as well as servicing rights in bulk. During the second quarters of 2003 and 2002, Doral Financial purchased servicing rights to approximately $94.0 million and $83.9 million, respectively, in principal amount of mortgage loans. For the six month periods ended June 30, 2003 and 2002, the Company purchased servicing rights to approximately $410.9 million and $192.2 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing-released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

      The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

TABLE J
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans Prepaid)

	AS OF JUNE 30,

	2003	2002

COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,881,215	$3,231,397
FHLMC/FNMA	3,092,780	2,759,615
Doral Financial grantor trusts	43,023	56,938
Other conventional mortgage loans(1)(2)	5,983,119	4,626,450

Total servicing portfolio	$12,000,137	$10,674,400

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	146,059	138,870
Weighted average interest rate	7.21%	7.32%
Weighted average remaining maturity (months)	256	250
Weighted average servicing fee rate	.3206%	.3434%
Average servicing portfolio	$11,720,176	$10,453,126
Principal prepayments	$1,201,914	$761,951
Prepayments to average portfolio (annualized)	21%	15%
Average size of loans prepaid	$92,612	$75,605
Servicing assets, net reflected on Consolidated Statement of Financial Condition	$156,114	$158,578
DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.20%	1.22%
90 days or more past due	2.05%	2.06%

Total delinquencies excluding foreclosures	3.25%	3.28%

Foreclosures pending	1.71%	1.54%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$11,241,523	$10,006,380
Add:
Loans funded and purchased(3)	1,784,881	1,418,321
Bulk servicing acquired	410,858	192,176
Less:
Servicing sales transferred	2,450	59,219
Run-off(4)	1,434,675	883,258

Ending servicing portfolio	$12,000,137	$10,674,400

(1)	Includes $2.4 billion and $1.8 billion of loans owned by Doral Financial at June 30, 2003 and 2002, respectively, which represented 20% and 17% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $246.0 million and $87.1 million at June 30, 2003 and 2002, respectively, insured FHA/VA delinquent loans sold to third parties.

(3)	Excludes approximately $1.3 billion and $1.0 billion of conventional, commercial, consumer, construction and other loans not included in Doral Financial’s mortgage servicing-portfolio as of June 30, 2003 and 2002, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

      Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2003 and 2002, approximately 3% and 4%, respectively, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

      The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.2 billion and $762.0 million for the six months ended June 30, 2003 and 2002, respectively. This represents approximately 21% and 15%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

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

      In the ordinary course of business, the Company sells loans on a partial or full recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, its accrued interest to date is fully reserved. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable because these loans are adequately secured by real estate, generally have low loan-to-value ratios, and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of June 30, 2003 and 2002, Doral Financial would have recognized $7.3 million and $5.0 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans receivable for impairment. Impaired loans as of June 30, 2003 and December 31, 2002 amounted to approximately $39.7 million and $2.0 million, respectively. At June 30, 2003 an impairment allowance of approximately $300,000 was allocated to certain impaired loans with an aggregate principal outstanding balance of $1.5 million.

      The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE K
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	JUNE 30, 2003	DECEMBER 31, 2002

Mortgage banking business:
Non-accrual loans:
Construction loans	$2,601	$497
Residential mortgage loans	19,825	17,153
Construction loans past due 90 days and still accruing	470	2,413
Loans held-for-sale past due 90 days and still accruing(1)	63,413	60,054
OREO	17,688	12,375

Total NPAs of mortgage banking business	103,997	92,492

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	2,011	638
Residential mortgage loans	11,531	8,746
Commercial real estate	5,795	5,152
Consumer loans	1,269	1,152
Commercial non-real estate loans	390	676
Land loans	2,746	—

Total non-accrual loans	23,742	16,364
Construction loans past due 90 days and still accruing	1,503	—
Consumer loans past due 90 days and still accruing	257	—
OREO	918	682

Total NPAs of banking subsidiaries	26,420	17,046

Total NPAs of Doral Financial (consolidated)	$130,417	$109,538

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	0.99%	0.62%
Total NPAs of Doral Financial as a percentage of consolidated total assets	1.39%	1.30%
Total Non-performing loans to total loans	3.45%	2.99%
Ratio of allowance for loan losses to total non-performing loans at end of period (consolidated)	22.59%	18.91%

(1)	Does not include approximately $11.8 million and $13.4 million of 90 days past due FHA/VA loans as of June 30, 2003 and December 31, 2002, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

      The following table summarizes certain information regarding Doral Financial’s allowance for loan losses and losses on OREO, for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE L
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

OREO:
Balance at beginning of period	$2,426	$1,671	$2,772	$1,365
Provision for losses	412	651	682	891
Net gains (losses), charge-offs and others	(788)	(42)	(1,404)	24

Balance at end of period	$2,050	$2,280	$2,050	$2,280

Allowance for Loan Losses:
Balance at beginning of period	$22,299	$13,071	$18,243	$12,472
Provision for loan losses	3,618	989	8,396	1,737

Charge-offs:
Mortgage loans held-for-sale	—	(52)	(20)	(90)
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Consumer loans	(828)	(393)	(1,527)	(526)
Commercial non-real estate loans	(41)	(5)	(93)	(20)
Other	—	(85)	—	(97)

Total charge-offs	(869)	(535)	(1,640)	(733)

Recoveries:
Mortgage loans held-for-sale	—	—	—	—
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	14
Commercial real estate loans	—	—	—	—
Consumer loans	60	18	105	51
Commercial non-real estate loans	2	1	6	3
Other	—	11	—	11

Total recoveries	62	30	111	79

Net charge-offs	(807)	(505)	(1,529)	(654)

Other adjustments	146	(24)	146	(24)

Balance at end of period(1)	$25,256	$13,531	$25,256	$13,531

Allowance for loan losses as a percentage of total loans outstanding at the end of period	0.78%	0.48%	0.78%	0.48%
Net charge-offs to average loans outstanding	0.03%	0.02%	0.05%	0.02%

(1)	Includes the allowance of mortgage loans held-for-sale of $8.7 million for 2003 and $7.0 million for 2002 and the allowance for loans receivable held for investment of $16.6 million for 2003 and $6.5 million for 2002.

      The allowance for loan losses relating to loans held by Doral Financial was $25.3 million at June 30, 2003, compared to $13.5 million as of June 30, 2002. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, consumer, commercial real estate and other commercial loans that carry greater credit risk. The increase also reflects an increase in non-performing loans as well as an increase in the allowance for construction loans in light of current economic conditions.

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

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the six month period ended June 30, 2003, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $11.8 million, compared to $7.1 million for the same period during 2002. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA mortgage loans. Under these arrangements, as under GNMA servicing requirements, Doral Financial is required to advance the scheduled payments. While Doral Financial expects to recover the amounts advanced through foreclosure or under the applicable FHA and VA programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2003, the outstanding principal balance of such FHA/VA loans was $246.0 million and the aggregate monthly amounts of funds advanced by Doral Financial was $9.8 million. During the first half of 2003 and 2002, the Company sold approximately $107.1 million and $64.0 million, respectively, of residential FHA insured or VA guaranteed delinquent loans.

      When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent Doral Financial breaches any of these warranties, investors are generally entitled to obligate Doral Financial to repurchase the loan subject of the breach.

      In addition to its servicing and warranty obligations, Doral Financial’s loan sale activities include the sale of non-conforming mortgage loans subject to recourse arrangements that generally obligate Doral Financial to repurchase the loans if the loans are 90 days or more past due or otherwise in default. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. See “Off-Balance Sheet Activities” for additional information on these arrangements.

      Doral Financial’s primary sources of liquidity are revenues from operations, sales in the secondary mortgage market of the loans it originates and purchases, deposits, advances from the FHLB-NY, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities. Other sources of liquidity include proceeds from privately-placed and publicly offered debt financings and public offerings of preferred and common stock.

      The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of June 30, 2003 and December 31, 2002:

TABLE M
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF JUNE 30, 2003		AS OF DECEMBER 31, 2002

	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE

Deposits	$2,619,496	2.66%	$2,217,211	2.85%
Repurchase Agreements	2,396,609	3.38%	2,733,339	3.46%
Loans Payable	235,425	2.25%	211,002	2.62%
Notes Payable	612,920	7.75%	621,303	7.75%
Advances from FHLB	1,256,500	3.88%	1,311,500	3.93%

      Doral Financial had warehousing, gestation and repurchase agreements lines of credit totaling $9.3 billion as of June 30, 2003, of which $3.9 billion was outstanding as of such date (includes advances from FHLB-NY). Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $2.3 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial’s committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of June 30, 2003, Doral Financial was in compliance with all such financial covenants and ratios.

      Doral Financial’s investment grade credit ratings on its debt securities have allowed it to obtain liquidity in the capital markets through public and private offerings of its debt securities. To the extent Doral Financial’s credit ratings on its debt securities were to fall below investment grade, Doral Financial’s ability to obtain liquidity through the capital markets would be materially adversely affected. A decrease in Doral Financial’s credit ratings could also make it more difficult for it to sell non-conforming loans subject to recourse provisions since the purchasers of loans subject to recourse provisions rely in part on the credit of Doral Financial when purchasing such loans. A decrease in recourse sales could adversely affect the liquidity of Doral Financial because the secondary market for non-conforming loans is not as liquid as the secondary market for loans that qualify for the sale or guarantee programs of FHA, VA, FNMA and FHLMC. A decrease in Doral Financial’s credit ratings could also adversely affect its liquidity because lending institutions may be less inclined to renew or enter into new lending arrangements with Doral Financial. A ratings downgrade would also adversely affect liquidity because counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such agreements.

      Under Doral Financial’s repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral decline because of changes in interest rates, Doral Financial will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

      A considerable amount of Doral Financial’s liquidity is derived from the sale of mortgage loans in the secondary mortgage market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs were curtailed or the standard for insuring or selling loans under such programs were materially increased or for any reason Doral Financial failed to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.

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

      Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of June 30, 2003, Doral Financial’s banking subsidiaries held approximately $2.6 billion in deposits at a weighted-average interest rate of 2.66%.

      The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE N
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	SIX MONTH
	PERIOD ENDED		YEAR ENDED
	JUNE 30, 2003		DECEMBER 31, 2002

	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE

Certificates of deposit	$1,472,689	3.35%	$1,168,984	3.84%
Regular passbook savings	234,753	2.57%	183,074	2.81%
NOW accounts	462,716	2.15%	411,837	2.23%
Non-interest bearing	293,748	—	273,708	—

Total deposits	$2,463,906	3.03%	$2,037,603	3.57%

      The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2003.

TABLE O
DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT

Certificates of deposit maturing
Three months or less	$353,919
Over three through six months	79,229
Over six through twelve months	202,786
Over twelve months	693,892

Total	$1,329,826

      As of June 30, 2003 and December 31, 2002, Doral Financial’s banking subsidiaries had approximately $779.4 million and $654.5 million, respectively, in deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors that invest in brokered deposits are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

      As of June 30, 2003, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2003, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE P
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY

Tier 1 Capital Ratio (Tier 1 capital to risk weighted assets)	15.3%	16.5%	19.7%
Total Capital (Total capital to risk weighted assets)	15.7%	17.2%	19.9%
Leverage Ratio(1)	11.6%	7.2%	8.7%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

      As of June 30, 2003, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

      The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of June 30, 2003, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.2 billion.

      Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the holding company level and, accordingly, the new rule only impacts the regulatory requirements applicable to Doral Financial as a financial holding company and had no impact on the banking subsidiaries. While the implementation of the new rule reduces Doral Financial’s regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements.

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

ASSETS AND LIABILITIES

      At June 30, 2003, Doral Financial’s total assets were $9.4 billion compared to $8.4 billion at December 31, 2002. The increase in assets was due primarily to an increase in the investment securities portfolio of approximately $643.2 million and an increase of $577.1 million in accounts receivable from investment sales. Total liabilities were $8.2 billion at June 30, 2003, compared to $7.4 billion at December 31, 2002. The increase in liabilities was largely the result of an increase in deposit accounts and accounts payable from investment purchases, which were offset in part by a decrease of $336.7 million in securities sold under agreements to repurchase. At June 30, 2003, deposit accounts totaled $2.6 billion, compared to $2.2 billion at December 31, 2002. As of June 30, 2003, Doral Financial’s retail banking subsidiaries had $6.7 billion in assets, compared to $5.5 billion at December 31, 2002.

OFF-BALANCE SHEET ACTIVITIES

      In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”), including loans secured by multifamily projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s Consolidated Financial Statements. As of June 30, 2003, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $2.2 billion. As of such date the maximum principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.6 billion. As of June 30, 2003, Doral Financial maintained a reserve of $3.4 million for potential losses from such recourse arrangements, which is included in “Accrued expenses and other liabilities” in Doral Financial’s Consolidated Financial Statements. During the first six months of 2003, Doral Financial repurchased approximately $59.9 million of loans subject to recourse. Historically, losses on recourse obligations have not been significant. As of June 30, 2003, approximately $131.1 million or 6% of the principal amount of loans sold with recourse were 60 days or more past due.

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

      The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At June 30, 2003, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $497.2 million and $1.7 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $1.1 billion. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

      A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with a third party. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2003.

TABLE Q
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD

		LESS THAN			AFTER 5
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Deposits	$2,619,496	$1,894,043	$391,880	$333,175	$398
Repurchase and warehousing lines of credit	2,632,034	1,923,458	243,776	464,800	—
Notes Payable	612,920	1,621	221,923	94,602	294,774
Advances from FHLB	1,256,500	604,500	305,000	347,000	—
Non-cancellable Operating Leases	63,184	6,163	10,969	10,601	35,451

Total Contractual Cash Obligations	$7,184,134	$4,429,785	$1,173,548	$1,250,178	$330,623

TABLE R
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	TOTAL
	AMOUNT	LESS THAN			AFTER 5
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Standby Repurchase (Recourse) Obligations	$1,601,794	$307,859	$712,241	$—	$581,694

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

      INTEREST RATE RISK MANAGEMENT

      General. Interest rate fluctuation is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial’s loan servicing portfolio and securities holdings, as well as Doral Financial’s strategies to manage such effects, are discussed in Doral Financial’s Annual Report to Shareholders, which information is also incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management.”

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

      Interest Rate Sensitivity Analysis. Doral Financial employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on-balance sheet and certain off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management’s projections for activity levels in each of the product lines offered by Doral Financial. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. This sensitivity analysis is limited by the fact that it is performed at a particular point in time, is subject to the accuracy of various assumptions, including prepayment forecasts, and does not incorporate other factors that could impact Doral Financial’s overall performance in such scenario. Accordingly, the estimates resulting from the use of the model should not be viewed as an earnings forecast. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

      The Risk Management Committee, which comprises members of senior management and reports to Doral Financial’s Board of Directors, monitors interest rate risk within Board-approved policy limits. Doral Financial’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month horizon assuming a 100 and 200 basis point linear increase or decrease in all interest rates. Current policy limits this exposure to plus or minus 60% of net interest income for a 12-month horizon.

      The following table shows Doral Financial’s net interest income sensitivity profile as of June 30, 2003, and December 31, 2002:

TABLE S
INTEREST RATE SENSITIVITY
AS OF JUNE 30, 2003

PERCENTAGE CHANGE
CHANGE IN INTEREST RATES	IN 12-MONTH
(BASIS POINTS)	NET INTEREST INCOME

+200	17%
+100	8%
-100	(10%)
-200	(19%)

INTEREST RATE SENSITIVITY
AS OF DECEMBER 31, 2002

PERCENTAGE CHANGE
CHANGE IN INTEREST RATES	IN 12-MONTH
(BASIS POINTS)	NET INTEREST INCOME

+200	21%
+100	10%
-100	(8%)
-200	(16%)

      Given a linear 100 and 200 basis point increase in the yield curve used in the simulation model, it is estimated net interest income for Doral Financial would increase by 8% and 17%, respectively, over one year as of June 30, 2003. The model assumes that the portfolios of loans and trading and available for sale securities reprice at least twice a year, as such assets are sold and replaced with new assets at current market rates. A 200 basis point linear decrease in interest rates would decrease net interest income by 19% over one year as of June 30, 2003. All these estimated changes in net interest income are within the policy guidelines established by Doral Financial’s Board of Directors. In addition to the sales assumptions mentioned above, the model does not assumes a full 100 or 200 basis points decrease in rates in short-term assets and liabilities, principally due to the low level of short-term rates. In such cases, the yield curve was assigned a minimum (floor) value. Also, in both upward and downward rate scenarios, the increase or decrease in rates was modeled over a specific time period (3-6 months) rather than an instantaneous changes in rates, in order to reflect what has been the historical trend of changes in rates.

      While the sensitivity model serves as a useful tool for measuring short-term risk to future net interest income, it does not measure the sensitivity of the market value of Doral Financial’s assets or other sources of income such as trading activities and mortgage loan sales to changes in interest rates.

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

      In April 2003, Doral Financial purchased an interest rate collar, designated to protect the Company against rising interest rates, with a notional amount of $100 million expiring in April 2008. Under the terms of the collar, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.0% provided that the 3 month LIBOR is less than 8.0%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.0% or greater than 8.0%. The premium paid by Doral Financial amounted to approximately $1.0 million and the fair value of the collar as of June 30, 2003 was approximately $537,000. The collar is accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

      In April 2003, Doral Financial purchased two interest rate collars, designated to protect the Company against rising interest rates, with an aggregate notional amount of $200 million expiring in April 2008. Under the terms of the collars, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 8.0% provided that the 3 month LIBOR is less than 10.0%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 8.0% or greater than 10.0%. The premium paid by Doral Financial amounted to approximately $352,500 and the fair value of the collars as of June 30, 2003 was approximately $158,000. These collars are accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

      The following table summarizes interest rate collars outstanding at June 30, 2003.

TABLE T
INTEREST RATE COLLARS
(DOLLARS IN THOUSANDS)

		ENTITLED PAYMENT	PREMIUM	FAIR
NOTIONAL AMOUNT	MATURITY DATE	CONDITIONS	PAID	VALUE

$200,000	June 2006	Excess 3-month LIBOR and 5.0%	$4,865	$332

$400,000	March 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,760	$748

$600,000	September 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,570	$1,830

$100,000	February 2008	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.0%	$955	$470

$100,000	April 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$1,000	$537

$200,000	April 2008	Excess 3-month LIBOR and 8.0% provided that 3-month LIBOR is less than 10.0%	$353	$158

      Doral Bank PR enters into interest rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Bank PR to interest rate and credit risk. At June 30, 2003, Doral Bank PR had outstanding two interest rate swaps agreements (notional principal amount of $100,000,000, each one) designated to protect Doral Bank PR from the repricing of its short-term liabilities. These agreements end on September 11, 2007 and September 12, 2007, respectively. The interest rate to be received by Doral Bank

PR under each of the swaps agreements is 100% of the three-month LIBOR rate. The rates being received by Doral Bank on these swap agreements was 1.20% and 1.18%, respectively, as of June 30, 2003. The fixed interest rate to be paid by Doral Bank under these agreements was 3.69% and 3.655%, respectively, as of June 30, 2003. At June 30, 2003, the agreements had an aggregate negative fair value of $9.7 million which is recorded as a liability in Doral Financial’s Consolidated Financial Statements.

      Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to operations as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate future contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. For the six month period ended June 30, 2003 average assets and liabilities related to derivatives were $33.0 million and $35.8 million, respectively. The notional amounts of assets and liabilities related to these derivatives totaled $27.3 billion and $19.3 billion, respectively, as of June 30, 2003. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial’s exposure to market or credit risk.

      The tables below summarize the fair values of Doral Financial’s derivatives, as well as the source of the fair values.

TABLE U
FAIR VALUE RECONCILIATION
(IN THOUSANDS)

FOR THE SIX MONTH
PERIOD ENDED
JUNE 30, 2003

Fair value of contracts outstanding at the beginning of the period	$(3,815)
Contracts realized or otherwise settled during the period	(64,638)
Fair value of new contracts entered into during the period	77,209
Other changes in fair values	(5,350)

Fair value of contracts outstanding at the end of the period	$3,406

TABLE V
SOURCE OF FAIR VALUE
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD

	MATURITY			MATURITY
AS OF JUNE 30, 2003	LESS THAN	MATURITY	MATURITY	IN EXCESS	TOTAL FAIR
SOURCE OF FAIR VALUE	1 YEAR	1-3 YEARS	3-5 YEARS	OF 5 YEARS	VALUE

Prices actively quoted	$10,085	$(1,088)	$—	$—	$8,997
Prices provided by other external sources	—	332	(5,923)	—	(5,591)

	$10,085	$(756)	$(5,923)	$—	$3,406

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

INFLATION

      General and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of the effects of changes of interest rates on Doral Financial’s operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Control and Procedures

      An evaluation was carried out as of June 30, 2003 under the supervision and with the participation of Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls during the quarter that has materially affected or is reasonably likely to affect the Company’s internal controls over financial reporting.

Internal Control Over Financial Reporting

      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

      In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 – CHANGES IN SECURITIES

      Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The matters submitted to the annual meeting of shareholders of Doral Financial held on April 23, 2003, and the results of the voting thereon, were reported under Item 4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and are incorporated herein by reference.

ITEM 5 – OTHER INFORMATION

      Declaration of Cash Dividend. On April 23, 2003, the Board of Directors of Doral Financial voted to declare a cash dividend of $0.14 per common share payable on June 6, 2003, to shareholders of record on May 15, 2003. On August 8, 2003, the Board of Directors of Doral Financial voted to declare a cash dividend of $0.14 per common share payable on September 6, 2003, to shareholders of record on August 18, 2003.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 12(a)	-	Computation of Ratio of Earnings to Fixed Charges.
Exhibit 12(b)	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
Exhibit 31(1)	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(2)	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(1)	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(2)	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

(i)	Current Report on Form 8-K, dated May 15, 2003, reporting under Items 7 and 9 the filing of the CEO and CFO Certifications required by Section 906 of the Sarbanes-Oxley Act.

(ii)	Current Report on Form 8-K, dated July 10, 2003, reporting under Items 9 and 12 the issuance of a press release announcing the unaudited earnings results for the quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: August 13, 2003
/s/ Salomón Levis
Salomón Levis Chairman of the Board and Chief Executive Officer

Date: August 13, 2003
/s/ Richard F. Bonini
Richard F. Bonini Senior Executive Vice President and Chief Financial Officer

Date: August 13, 2003
/s/ Ricardo Meléndez
Ricardo Meléndez Executive Vice President Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

12(a)	-	Computation of Ratio of Earnings to Fixed Charges.

12(b)	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31(1)	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(2)	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(2)	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.