Form 10-Q
period 2003-09-30
DORAL FINANCIAL CORP
filed 2003-11-13
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-17224

DORAL FINANCIAL CORPORATION

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico	00920-2717

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(787)474-6700

Former name, former address and former fiscal year, if changed since last report	Not applicable

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

YES ☒  NO ☐

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 5, 2003: 71,934,973

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE

PART I — FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2003 and December 31, 2002	4
Consolidated Statements of Income (Unaudited) — Quarters ended September 30, 2003 and September 30, 2002 and nine month period ended September 30, 2003 and September 30, 2002	5
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Nine month period ended September 30, 2003 and September 30, 2002	6
Consolidated Statements of Comprehensive Income (Unaudited) — Quarters ended September 30, 2003 and September 30, 2002 and nine month period ended September 30, 2003 and September 30, 2002	7
Consolidated Statements of Cash Flows (Unaudited) — Nine month period ended September 30, 2003 and September 30, 2002	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	58
Item 4 - Controls and Procedures	58
PART II — OTHER INFORMATION
Item 1 - Legal Proceedings	59
Item 2 - Changes in Securities	59
Item 3 - Defaults Upon Senior Securities	59
Item 4 - Submission of Matters to a Vote of Security Holders	59
Item 5 - Other Information	59
Item 6 - Exhibits and Reports on Form 8-K	60
SIGNATURES

FORWARD-LOOKING STATEMENTS

     When used in this form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

ASSETS
Cash and due from banks	$219,284	$156,137

Money market investments	901,842	1,417,154

Pledged investment securities that can be re-pledged:
Trading securities, at fair value	243,296	783,333
Securities available for sale, at fair value	2,344,630	775,892
Securities held to maturity, at amortized cost (market value of $1,440,918 for 2003; $793,174 for 2002)	1,505,755	788,376

Total pledged investment securities that can be re-pledged	4,093,681	2,347,601

Other investment securities:
Trading securities, at fair value	571,893	412,846
Securities available for sale, at fair value	179,432	86,198
Securities held to maturity, at amortized cost (market value of $182,284 for 2003; $172,085 for 2002)	186,065	172,250
Federal Home Loan Bank of NY (FHLB) stock, at cost	84,220	86,970

Total other investment securities	1,021,610	758,264

Total investment securities	5,115,291	3,105,865

Loans:
Mortgage loans held for sale, at lower of cost or market	1,932,326	2,183,399
Loans receivable, net of allowance for loan losses of $18,134 (2002 - $9,982)	1,308,860	1,022,342

Total loans	3,241,186	3,205,741

Receivables and mortgage servicing advances	58,036	66,450
Accounts receivable from investment sales	814,843	101,718
Accrued interest receivable	59,318	43,158
Servicing assets, net	165,720	159,881
Premises and equipment, net	123,368	114,916
Real estate held for sale, net	15,437	13,057
Other assets	49,404	37,612

Total assets	$10,763,729	$8,421,689

LIABILITIES
Deposits:
Non-interest-bearing deposits	$235,698	$296,620
Interest-bearing deposits	2,529,157	1,920,591
Securities sold under agreements to repurchase	3,374,472	2,733,339
Loans payable	206,385	211,002
Notes payable	606,921	621,303
Advances from FHLB	1,256,500	1,311,500
Accounts payable from investment purchases	779,015	100,699
Accrued expenses and other liabilities	267,289	181,664

Total liabilities	9,255,437	7,376,718

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; 8,835,000 and 7,635,000 shares issued and outstanding in 2003 and 2002, respectively at aggregate liquidation preference value:
Perpetual Noncumulative non-convertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual Cumulative Convertible preferred stock	300,000	—
Common stock, $1 par value; 200,000,000 shares authorized; 71,934,973 and 71,933,348 shares issued in 2003 and 2002, respectively; 71,934,973 and 71,849,348 shares outstanding in 2003 and 2002, respectively	71,935	71,933
Paid-in capital	187,792	191,216
Legal surplus	10,777	10,777
Retained earnings	734,238	550,554
Accumulated other comprehensive loss, net of income tax of $5.0 million (2002 - $2.5 million)	(24,700)	(7,675)
Treasury stock at par value; 84,000 shares held in 2002	—	(84)

Total stockholders’ equity	1,508,292	1,044,971

Total liabilities and stockholders’ equity	$10,763,729	$8,421,689

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Interest income:
Loans	$53,374	$52,467	$162,705	$148,983
Mortgage-backed securities	22,167	33,795	78,024	94,767
Investment securities	31,575	13,694	77,010	51,915
Other interest-earning assets	2,636	5,413	10,827	12,117

Total interest income	109,752	105,369	328,566	307,782

Interest expense:
Deposits	19,415	18,778	56,475	54,242
Securities sold under agreements to repurchase	21,148	23,322	68,090	75,239
Advances from FHLB	12,400	10,599	37,095	29,621
Loans payable	1,488	1,639	4,869	4,397
Notes payable	12,368	11,785	37,921	31,474

Total interest expense	66,819	66,123	204,450	194,973

Net interest income	42,933	39,246	124,116	112,809
Provision for loan losses	2,913	2,055	11,309	3,792

Net interest income after provision for loan losses	40,020	37,191	112,807	109,017

Non-interest income:
Net gain on mortgage loan sales and fees	98,619	53,001	274,025	157,238
Trading activities	15,384	4,806	15,334	(6,893)
Net (loss) gain on sales of investment securities	(10,392)	10,119	3,697	16,109
Servicing income (loss), net of amortization and impairment of $8,010 - 2003 and $14,078 - 2002 for the quarter, and $37,761 - 2003 and $31,862 - 2002 for the nine months	933	(5,596)	(11,529)	(6,310)
Commissions, fees and other income	6,353	5,662	19,993	15,216

Total non-interest income	110,897	67,992	301,520	175,360

Non-interest expenses:
Compensation and benefits	21,138	13,449	63,705	39,998
Taxes, other than payroll and income taxes	1,879	1,830	5,387	4,069
Advertising	4,053	2,918	11,413	8,129
Professional services	2,098	1,778	6,198	5,249
Communication and information systems	3,481	3,318	9,778	9,172
Occupancy and other office expenses	5,787	5,546	16,924	15,171
Depreciation and amortization	3,746	3,263	10,965	8,692
Other	6,059	3,695	14,401	9,945

Total non-interest expenses	48,241	35,797	138,771	100,425

Income before income taxes	102,676	69,386	275,556	183,952
Income taxes	20,995	11,102	48,911	27,141

Net income	$81,681	$58,284	$226,645	$156,811

Net income attributable to common shareholders	$77,374	$54,048	$213,882	$147,309

Earnings per common share:
Basic	$1.08	$0.75	$2.97	$2.05

Diluted	$1.05	$0.74	$2.91	$2.02

Dividends per common share	$0.14	$0.11	$0.42	$0.31

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,

	2003	2002

PREFERRED STOCK:
Balance at beginning of period	$228,250	$124,750
Perpetual Cumulative Convertible preferred stock	300,000	—
Perpetual Noncumulative non-convertible preferred stock (Series C)	—	103,500

Balance at end of period	528,250	228,250

COMMON STOCK:
Balance at beginning of period	71,933	47,866
Shares issued under stock option plan	86	83
Treasury stock canceled and retired	(84)	—
Shares issued as a result of three-for-two stock split	—	23,973

Balance at end of period	71,935	71,922

PAID-IN CAPITAL:
Balance at beginning of period	191,216	217,594
Issuance cost of preferred stock	(7,425)	(3,488)
Common shares issued under stock option plan	633	959
Stock-based compensation recognized	3,368	—
Adjustment for three-for-two stock split	—	(23,945)

Balance at end of period	187,792	191,120

LEGAL SURPLUS	10,777	8,423

RETAINED EARNINGS:
Balance at beginning of period	550,554	375,855
Net income	226,645	156,811
Cash dividends declared on common stock	(30,198)	(22,255)
Cash dividends declared on preferred stock	(12,763)	(9,502)
Cash paid in lieu of fractional shares as a result of three-for-two stock split	—	(27)

Balance at end of period	734,238	500,882

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES:
Balance at beginning of period	(7,675)	(12,312)
Net (loss) gain in the fair value of investment securities available for sale, net of deferred taxes	(17,025)	9,440

Balance at end of period	(24,700)	(2,872)

TREASURY STOCK AT PAR:
Balance at beginning of period	(84)	(56)
Shares canceled and retired	84	—
Shares issued as a result of three-for-two stock split	—	(28)

Balance at end of period	—	(84)

Total stockholders’ equity	$1,508,292	$997,641

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

			NINE MONTH
	QUARTER ENDED		PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Net income	$81,681	$58,284	$226,645	$156,811

Other comprehensive income (loss), before tax:
Unrealized (losses) gains on securities arising during the period	(4,392)	12,469	(21,793)	6,847
Amortization of unrealized loss on securities reclassified to held to maturity	7	612	24	1,425
Reclassification adjustment for losses (gains) included in net income	5,341	(2,258)	7,301	6,049

Other comprehensive income (loss), before tax	956	10,823	(14,468)	14,321

Income tax expense related to items of other comprehensive income	(4,027)	(1,005)	(2,557)	(4,881)

Other comprehensive (loss) income	(3,071)	9,818	(17,025)	9,440

Comprehensive income, net of taxes	$78,610	$68,102	$209,620	$166,251

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	NINE MONTH PERIOD
	ENDED SEPTEMBER 30,

	2003	2002

Cash flows from operating activities:
Net income	$226,645	$156,811

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation recognized	3,368	—
Depreciation and amortization	10,965	8,692
Amortization of interest-only strips	55,629	32,114
Amortization and impairment of servicing assets	37,761	31,862
Deferred income tax provision	19,435	7,471
Provision for loan losses	11,309	3,792
Provision for losses on real estate held for sale	2,218	2,111
Amortization of premium and accretion of discount on loans and investment securities	6,255	6,455
Origination and purchases of mortgage loans held for sale	(4,123,093)	(3,332,680)
Principal repayments and sales of mortgage loans held for sale	2,316,114	1,500,873
Purchases of securities held for trading	(7,934,447)	(7,797,401)
Principal repayments and sales of trading securities	10,422,166	8,439,140
Increase in interest only strips, net	(187,617)	(144,164)
Increase in servicing assets	(43,600)	(30,575)
Decrease (increase) in receivables and mortgage servicing advances	8,914	(2,755)
Increase in accounts receivable from investment sales	(713,125)	(32,476)
(Increase) decrease in accrued interest receivable	(16,160)	9,144
Increase in other assets	(11,792)	(4,167)
(Decrease) increase in interest payable	(6,505)	161
Increase (decrease) in accounts payable from investment purchases	658,144	(51,743)
Increase in accrued expenses and other liabilities	73,249	31,096

Total adjustments	589,188	(1,323,050)

Net cash provided by (used in) operating activities	815,833	(1,166,239)

Cash flows from investing activities:
Purchases of securities available for sale	(7,719,044)	(3,986,107)
Proceeds from sales of securities available for sale	5,612,582	5,118,123
Principal repayments of securities available for sale	462,728	11,905
Purchases of securities held to maturity	(1,071,094)	(41,306)
Principal repayments and maturities of securities held to maturity	369,937	355,755
Decrease (increase) in FHLB stock	2,750	(20,350)
Origination of loans receivable	(634,447)	(446,096)
Principal repayments of loans receivable	337,736	317,774
Purchase of premises and equipment	(19,417)	(22,887)
Proceeds from sales of real estate held for sale	4,909	2,272

Net cash (used in) provided by investing activities	(2,653,360)	1,289,083

Cash flows from financing activities:
Increase in deposits	547,644	436,710
Increase (decrease) in securities sold under agreements to repurchase	641,133	(297,356)
Increase in loans payable	15,555	80,952
(Decrease) increase in notes payable	(14,382)	159,168
(Decrease) increase in FHLB advances	(55,000)	374,000
Issuance of common stock, net	719	1,042
Issuance of preferred stock, net	292,575	100,012
Dividends paid	(42,882)	(31,757)
Cash paid in lieu of fractional shares	—	(27)

Net cash provided by financing activities	1,385,362	822,744

Net (decrease) increase in cash and cash equivalents	(452,165)	945,588
Cash and cash equivalents at beginning of period	1,573,291	594,385

Cash and cash equivalents at the end of period	$1,121,126	$1,539,973

Cash and cash equivalents includes:
Cash and due from banks	$219,284	$62,161
Money market investments	901,842	1,477,812

	$1,121,126	$1,539,973

Supplemental schedule of non-cash activities:
Loan securitizations	$2,046,390	$1,439,760

Loans foreclosed	$9,941	$7,746

Shares issued as a result of a three-for-two stock split	$—	$23,973

Supplemental information for cash flows:
Cash used to pay interest	$212,470	$190,417

Cash used to pay income taxes	$31,221	$17,682

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Investment Mortgage Bankers, Inc. (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc., Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report for the year ended December 31, 2002, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The results of operations for the quarter and nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

c.	At September 30, 2003, escrow funds included approximately $158.3 million deposited with Doral Bank PR. These funds are included in the Company’s financial statements. Escrow funds also included approximately $20.7 million deposited with other banks which are excluded from the Company’s assets and liabilities.

d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Net Income:
Net income	$81,681	$58,284	$226,645	$156,811
Preferred stock dividend	(4,307)	(4,236)	(12,763)	(9,502)

Net income attributable to common stock	$77,374	$54,048	$213,882	$147,309

Weighted Average Shares(1):
Basic weighted average number of common shares outstanding	71,923,037	71,835,781	71,898,125	71,782,354
Incremental shares issuable upon exercise of stock options (2)	1,765,994	1,201,666	1,654,542	1,130,874

Diluted weighted average number of common shares outstanding	73,689,031	73,037,447	73,552,667	72,913,228

Net Income per Common Share:
Basic	$1.08	$0.75	$2.97	$2.05

Diluted	$1.05	$0.74	$2.91	$2.02

(1)	For the quarter and nine month period ended September 30, 2003, 1,200,000 shares of 4.75% Perpetual Cumulative Convertible Preferred Stock that were issued on September 29, 2003 were not included in the computation of diluted earnings per share because the conditions for conversion as described below had not been met. Each share of convertible preferred stock preferred is convertible initially into 4.1904 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only if (a) during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (initial conversion price of $59.66 as of September 30, 2003); (b) upon the occurrence of certain corporate transactions or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into that number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if, for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company give notice of conversion, the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect on each such trading day.

(2)	For the quarter and nine month periods ended September 30, 2003 and 2002, all stock options outstanding were included in the computation of weighted average outstanding shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment (loans receivable).

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

(In thousands)	2003	2002	2003	2002

Employee costs, gross	$27,094	$20,779	$80,460	$62,855
Deferred costs pursuant to SFAS No. 91	(5,956)	(7,330)	(16,755)	(22,857)

Employee cost, net	$21,138	$13,449	$63,705	$39,998

Other expenses, gross	$7,370	$5,624	$17,950	$16,383
Deferred costs pursuant to SFAS No. 91	(1,311)	(1,929)	(3,549)	(6,438)

Other expenses, net	$6,059	$3,695	$14,401	$9,945

As of September 30, 2003, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to $2.3 million and $17.0 million, respectively (December 31, 2002 — $1.6 million and $13.0 million, respectively).

f.	Segment information

The Company operates in four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Investment activities by Doral Bank PR and by Doral Financial at the parent company level through their respective international banking entities are included within the banking and mortgage banking segments, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals

	QUARTER ENDED SEPTEMBER 30, 2003

Net interest income	$12,285	27,069	953	592	2,034	$42,933
Non-interest income	$101,369	8,840	2,760	1,998	(4,070)	$110,897
Net income	$65,359	14,326	1,803	1,634	(1,441)	$81,681
Identifiable assets	$3,555,838	7,238,552	362,338	47,647	(440,646)	$10,763,729

	QUARTER ENDED SEPTEMBER 30, 2002

Net interest income	$17,309	20,743	606	277	311	$39,246
Non-interest income	$28,729	36,616	3,376	1,953	(2,682)	$67,992
Net income	$20,042	37,331	1,727	1,317	(2,133)	$58,284
Identifiable assets	$3,054,011	4,579,007	436,306	31,928	(435,088)	$7,666,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

Net interest income	$35,136	79,180	2,597	1,455	5,748	$124,116
Non-interest income	$213,641	86,106	7,253	5,840	(11,320)	$301,520
Net income	$128,297	92,986	4,773	4,414	(3,825)	$226,645
Identifiable assets	$3,555,838	7,238,552	362,338	47,647	(440,646)	$10,763,729

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Net interest income	$42,650	67,394	1,833	856	76	$112,809
Non-interest income	$114,296	54,859	6,632	5,492	(5,919)	$175,360
Net income	$85,843	69,678	3,238	3,626	(5,574)	$156,811
Identifiable assets	$3,054,011	4,579,007	436,306	31,928	(435,088)	$7,666,164

*	For purposes of the intersegment eliminations in the above tables, income includes direct intersegment loan origination costs amortized as yield adjustment and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the Corporate headquarters facilities. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

		Mainland
	Puerto Rico	US	Eliminations	Totals

	QUARTER ENDED SEPTEMBER 30, 2003

Net interest income	$40,755	2,148	30	$42,933
Non-interest income	$110,848	99	(50)	$110,897
Net income (loss)	$82,121	(470)	30	$81,681
Identifiable assets	$10,298,059	519,431	(53,761)	$10,763,729

	QUARTER ENDED SEPTEMBER 30, 2002

Net interest income	$35,172	4,114	(40)	$39,246
Non-interest income	$63,205	4,775	12	$67,992
Net income	$54,589	3,722	(27)	$58,284
Identifiable assets	$7,384,445	421,128	(139,409)	$7,666,164

(In thousands)

		Mainland
	Puerto Rico	US	Eliminations	Totals

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

Net interest income	$116,084	8,013	19	$124,116
Non-interest income	$298,183	3,641	(304)	$301,520
Net income	$226,160	614	(129)	$226,645
Identifiable assets	$10,298,059	519,431	(53,761)	$10,763,729

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Net interest income	$102,777	10,790	(758)	$112,809
Non-interest income	$172,123	5,996	(2,759)	$175,360
Net income	$154,445	5,882	(3,516)	$156,811
Identifiable assets	$7,384,445	421,128	(139,409)	$7,666,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

g.	The fair value of the Company’s trading securities and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

1.	The following table summarizes Doral Financial’s holdings of trading securities as of September 30, 2003 and December 31, 2002.

TRADING SECURITIES	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2003	2002

Mortgage-backed securities	$305,166	$829,593
Interest-only strips (“IOs”)	491,173	359,185
Puerto Rico government and agencies	6,073	6,246
Other	12,777	1,155

Total	$815,189	$1,196,179

2.	The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities available for sale as of September 30, 2003 and December 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2003

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$592,762	$2,697	$3,981	$591,478	5.61%
FHLMC and FNMA
Due over ten years	548,138	176	8,250	540,064	5.17%
DEBT SECURITIES
FHLB NOTES
Due over ten years	111,938	—	106	111,832	5.24%
US TREASURY
Due from five to ten years	1,023,458	4,882	16,090	1,012,250	4.07%
Due over ten years	267,120	1,318	—	268,438	5.38%

	$2,543,416	$9,073	$28,427	$2,524,062	4.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2002

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$12,316	$610	$146	$12,780	6.55%
FHLMC and FNMA
Due over ten years	171,847	3,073	334	174,586	5.87%
DEBT SECURITIES
FHLB ZERO COUPON
Due over ten years	106,194	—	1,194	105,000	6.87%
FHLMC NOTES
Due over ten years	25,000	315	—	25,315	6.00%
US TREASURY
Due from five to ten years	239,062	409	1,162	238,309	4.25%
Due over ten years	309,567	1,054	4,521	306,100	5.37%

	$863,986	$5,461	$7,357	$862,090	5.38%

3.	The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities held to maturity as of September 30, 2003 and December 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF SEPTEMBER 30, 2003

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$1,753	$93	$—	$1,846	6.75%
Due over ten years	8,736	491	—	9,227	6.96%
CMO CERTIFICATES
Due from one to five years	484	—	—	484	7.25%
Due from five to ten years	775	—	—	775	5.97%
Due over ten years	47,939	84	595	47,428	6.07%
DEBT SECURITIES
FHLB NOTES
Due over ten years	617,919	1,972	381	619,510	5.68%
FHLB ZERO COUPON
Due over ten years	283,515	—	20,697	262,818	6.63%
FHLMC ZERO COUPON
Due over ten years	33,773	—	5,210	28,563	6.01%
PR HOUSING BANK
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	—	—	2,235	6.20%
U.S. TREASURY
Due from five to ten years	201,684	—	5,371	196,313	3.63%
Due over ten years	476,612	5,094	44,212	437,494	5.37%
OTHER
Due within a year	5,000	—	—	5,000	2.76%
Due from one to five years	3,515	8	—	3,523	5.27%
Due from five to ten years	880	16	—	896	6.71%
Due over ten years	2,000	40	—	2,040	7.00%

	$1,691,820	$7,848	$76,466	$1,623,202	5.53%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2002

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$2,227	$101	$—	$2,328	6.74%
Due over ten years	11,253	590	—	11,843	6.99%
CMO CERTIFICATES
Due from one to five years	274	—	—	274	7.62%
Due from five to ten years	1,257	—	8	1,249	6.28%
Due over ten years	67,140	155	1,172	66,123	5.99%
DEBT SECURITIES
FHLB NOTES
Due over ten years	394,365	250	250	394,365	5.59%
FHLB ZERO COUPON
Due over ten years	314,202	54	54	314,202	6.82%
FHLMC ZERO COUPON
Due over ten years	37,116	138	1,121	36,133	7.87%
FHLMC NOTES
Due over ten years	50,000	—	—	50,000	6.00%
PR HOUSING BANK
Due from one to five years	5,000	25	—	5,025	6.00%
Due over ten years	3,305	—	—	3,305	6.20%
US TREASURY
Due over ten years	61,092	5,852	—	66,944	5.36%
P.R. ECONOMIC DEVELOPMENT BANK NOTES
Due within a year	2,000	—	—	2,000	6.60%
OTHER
Due within a year	5,000	—	—	5,000	3.51%
Due from one to five years	355	5	—	360	6.48%
Due from five to ten years	4,040	38	—	4,078	5.48%
Due over ten years	2,000	30	—	2,030	7.00%

	$960,626	$7,238	$2,605	$965,259	6.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE

(In thousands)	SEPTEMBER 30, 2003	DECEMBER 31, 2002

Conventional single family residential loans	$1,505,096	$1,789,531
FHA/VA loans	89,909	86,109
Mortgage loans on residential multifamily	87,191	103,296
Construction and commercial real estate loans	250,104	204,423
Consumer loans secured by mortgages	26	40

	$1,932,326	$2,183,399

i.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET

	SEPTEMBER 30, 2003		DECEMBER 31, 2002

(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT

Construction loans(1)	$558,736	41%	$474,440	45%
Residential mortgage loans	487,615	36%	282,059	27%
Commercial — secured by real estate	115,872	9%	138,270	13%
Consumer — secured by real estate	373	0%	821	0%
Consumer — other:
Personal loans	31,207	2%	28,008	3%
Auto loans	1,275	0%	1,457	0%
Credit cards	7,179	1%	4,924	1%
Overdrawn checking accounts	602	0%	2,500	0%
Revolving lines of credit	25,546	2%	25,390	2%
Commercial non-real estate	19,883	1%	13,291	1%
Loans on saving deposits	9,514	1%	8,720	1%
Land secured	88,892	7%	79,996	7%

Loans receivable, gross	1,346,694	100%	1,059,876	100%

Less:
Undisbursed portion of loans in process	(2,738)		(9,420)
Unearned interest and deferred loan fees, net	(16,962)		(18,132)
Allowance for loan losses(2)	(18,134)		(9,982)

	(37,834)		(37,534)

Loans receivable, net	$1,308,860		$1,022,342

(1)	Includes $369.2 million and $360.9 million of construction loans for residential housing projects as of September 30, 2003 and December 31, 2002, respectively. Also includes $189.5 million and $113.5 million of construction loans for commercial, condominiums and multifamily projects.

(2)	Does not include $9.3 million and $8.3 million of allowance for loan losses allocated to mortgage loans held for sale as of September 30, 2003 and December 31, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

j.	Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). Bonds, in an aggregate principal amount of $44,765,000, were issued on November 3, 1999 to finance the construction and development of the Doral Financial Plaza, the new headquarters of Doral Financial. The bonds have fixed interest rates, ranging from 6.10% to 6.90%, and maturities ranging from June 2003 to December 2029. The bonds are secured by a mortgage on the building and underlying real property. On November 1, 2002, Doral Properties issued an additional $7.6 million in bonds through AFICA to finance additional improvements to the Doral Financial Plaza. The additional bonds mature, subject to prior amortization requirements, in December 2029, and are also guaranteed by Doral Financial but are not secured by a mortgage on the property.

k.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:

MORTGAGE SERVICING ASSETS ACTIVITY	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)
	2003	2002	2003	2002

Balance at beginning of period	$156,114	$158,578	$159,881	$154,340
Capitalization of rights	17,616	8,553	43,600	30,575
Amortization:
Scheduled	(7,789)	(6,619)	(22,815)	(19,262)
Unscheduled and impairment	(221)	(7,459)	(14,946)	(12,600)

Balance at end of period	$165,720	$153,053	$165,720	$153,053

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

Changes in the impairment allowance for servicing assets were as follows:

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

(In thousands)	2003	2002	2003	2002

Balance at beginning of period	$19,640	$—	$9,152	$—
Impairment charges	—	7,459	16,945	7,459
Recoveries	(208)	—	(6,665)	—

Balance at end of period	$19,432	$7,459	$19,432	$7,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2003, and based on recent prepayment experience, the expected weighted average life of the Company’s servicing assets was 5.6 years. Any projection of the expected weighted average life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

INTEREST-ONLY STRIPS ACTIVITY(1)
(In thousands)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Balance at beginning of period	$444,481	$297,209	$359,185	$218,848
IOs on loan sales	74,988	48,828	191,116	139,444
Amortization	(21,780)	(8,277)	(55,629)	(31,252)
Valuation adjustment	(6,516)	(6,000)	(13,473)	(6,000)
Purchases of IOs	—	—	9,974	10,720

Balance at end of period	$491,173	$331,760	$491,173	$331,760

(1)	Excludes interest only certificates and other residual interests retained in securitization transactions.

l.	At September 30, 2003 and December 31, 2002, money market investments included $301.5 million and $578.9 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At September 30, 2003 and December 31, 2002, the carrying value of securities purchased under resell agreements included in money market investments was $153.2 million and $259.8 million, respectively. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions. At September 30, 2003 and December 31, 2002, the Company had repledged approximately $103.8 million and $244.5 million, respectively, of the underlying securities.

m.	Effective January 1, 2003, the Company expenses the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the third quarter and first nine months of 2003 was approximately $1.1 million and $3.4 million, respectively. During 2002, the Company used the intrinsic value method to account for its stock option plan. Under the intrinsic value-based method, compensation expense is recognized for the excess, if any, of the quoted market price of the stock on the grant date over the amount an employee must pay to acquire the stock. The Company did not recognize any compensation cost in 2002 because the exercise price of the options equaled the quoted market price of the stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the effect on net income and earnings per common share if compensation had been recognized using the fair value method in the third quarter and first nine months of 2002.

	Quarter Ended	Nine Month Period Ended
(In thousands, except per share information)	September 30, 2002	September 30, 2002

Compensation and Benefits:
Reported	$13,449	$39,998
Pro forma	$14,572	$43,366
Net Income:
Reported	$58,284	$156,811
Pro forma	$57,599	$154,757
Basic Earnings Per Share:
Reported	$0.75	$2.05
Pro forma	$0.74	$2.02
Diluted Earnings Per Share:
Reported	$0.74	$2.02
Pro forma	$0.73	$1.99

n.	Guarantees

In November 2002, the Financial Accounting Standards Board’s (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition are effective for guarantees that are issued or modified after December 31, 2002. As of September 30, 2003, the Company had outstanding $3.2 million in commercial and financial standby letters of credit. The adoption of FIN No. 45 did not have a material impact on Doral Financial’s Consolidated Financial Statements.

o.	Recent Accounting Pronouncements

In January 17, 2003, the FASB issued Interpretation No. 46 (“FIN 46”). This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The recognition and measurement provisions of this Interpretation apply at inception any variable interest entity formed after January 31, 2003, and become effective for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 for variable interest entities formed on or after February 1, 2003, which did not have a material effect on the Company’s Consolidated Financial Statements. The Company adopted the provisions of FIN 46 for existing variable interest entities on July 1, 2003, however, the adoption of this Interpretation has not had a material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivatives and Hedging Activities. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 primarily provides clarification on the definition of derivative instruments within the scope of FASB Statement No. 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on Doral Financial’s Consolidated Financial Statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on Doral Financial’s Consolidated Financial Statements.

p.	Certain amounts reflected in the 2002 Consolidated Financial Statements have been reclassified to conform to the presentation for 2003.

q.	Subsequent Event

On October 15, 2003, Doral Financial announced that the Company’s Board of Directors had declared a three-for-two stock split on the Company’s common stock. The stock split will be effected in the form of a stock dividend of one additional share of common stock to be issued on December 11, 2003, for every two shares of common stock held of record on November 21, 2003. Fractional shares will be settled in cash on the basis of the average of the high and low sales price of the common stock on November 21, 2003. The stock split will require retroactive restatement of all historical per share data in the fourth quarter ended December 31, 2003. Set forth below are Doral Financial’s pro-forma per share data giving retroactive effect to the three-for-two stock split in the form of a stock dividend announced:

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Earnings per common share:
Basic	$0.72	$0.50	$1.98	$1.37

Diluted	$0.70	$0.49	$1.94	$1.35

Book value per share outstanding	$9.08	$7.14	$9.08	$7.14

Weighted average shares outstanding:
Basic	107,884,556	107,753,672	107,847,188	107,673,531
Diluted	110,533,547	109,556,171	110,329,001	109,369,842
Shares outstanding at end of period	107,902,460	107,757,147	107,902,460	107,757,147

On October 8, 2003, Doral Financial Corporation sold 180,000 additional shares of its 4.75% Perpetual Cumulative Convertible Preferred Stock (liquidation preference $250 per share) at an aggregate price to the ultimate purchasers of $45.0 million in a private offering to qualified institutional buyers pursuant to Rule 144A. The shares were sold pursuant to an option granted in conjunction with the sale to the initial purchasers of 1,200,000 shares of preferred stock that closed on September 29, 2003.

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

     Doral Financial is currently in its 31st year of operations. Doral Financial’s core business remains mortgage banking and it continues to be Puerto Rico’s largest residential mortgage lender. The volume of loans originated and purchased by Doral Financial during the quarters ended September 30, 2003 and 2002 was approximately $1.7 billion and $1.3 billion, respectively. For the nine month periods ended September 30, 2003 and 2002, the volume of loans originated and purchased was approximately $4.7 billion and $3.8 billion, respectively. Doral Financial’s mortgage servicing portfolio increased to approximately $12.3 billion as of September 30, 2003, from $10.9 billion as of September 30, 2002. Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and supplementing such internal loan originations by purchases of mortgage loans on a servicing released basis.

     Doral Financial maintains a substantial portfolio of mortgage-backed securities. At September 30, 2003, Doral Financial held securities for trading with a fair market value of $815.2 million, approximately $262.2 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in operations as part of trading activities.

     As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of September 30, 2003, Doral Financial held approximately $1.7 billion in securities that were classified as held to maturity and reported at amortized cost. As of September 30, 2003, Doral Financial also held $2.5 billion of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders’ equity and reported as “Accumulated other comprehensive loss, net of income tax,” in Doral Financial’s consolidated financial statements.

     In recent years, Doral Financial has diversified its revenue sources by expanding into new lines of business as well as expanding geographically by opening a federal thrift institution in New York City. Doral Financial has expanded into new lines of business such as banking and insurance that have natural synergies with its core mortgage lending business and that offer attractive cross-marketing opportunities. These new lines of business are making significant contributions to Doral Financial’s consolidated earnings.

     For the quarters ended September 30, 2003 and 2002, Doral Financial’s banking subsidiaries contributed approximately $14.3 million and $37.3 million, or 18% and 64%, respectively, to the Company’s consolidated net income. The reduction in contribution to the consolidated net income was primarily due to decreased investments gains in Doral Bank PR and its international banking entity subsidiary. For the first nine months of 2003 and 2002, Doral Financial’s banking subsidiaries contributed approximately $93.0 million and $69.7 million or 41% and 44%, respectively, to Doral Financial’s consolidated net income.

     The Company’s institutional securities operation is conducted through Doral Securities, a NASD member subsidiary headquartered in San Juan, Puerto Rico, that sells securities to institutional customers and provides investment banking services. For the quarters ended September 30, 2003 and 2002, Doral Securities had net income of approximately $1.8 million and $1.7 million, respectively. For the nine month periods ended September 30, 2003 and 2002, Doral Securities’ net income was approximately $4.8 million and $3.2 million, respectively.

     Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Agency. For the quarters ended September 30, 2003 and 2002, Doral Agency’s net income was approximately $1.6 million and $1.3 million, respectively. For the nine month periods ended September 30, 2003 and 2002, Doral Agency’s net income was approximately $4.4 million and $3.6 million, respectively.

     For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial’s mortgage banking, banking, institutional securities and insurance agency activities segments, please refer to Note f of the accompanying Consolidated Financial Statements.

     Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial’s principal mortgage units and Doral Overseas, an international banking entity, are organized as operating divisions within the parent company. As of September 30, 2003, Doral Financial had assets of $2.9 billion at the parent company level (excluding investment in consolidated subsidiaries).

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgements, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2003. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

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

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

NET INCOME

     Doral Financial’s net income for the quarter ended September 30, 2003 was $81.7 million, an increase of $23.4 million, or 40%, from $58.3 million for the comparable 2002 period. For the first nine months of 2003 and 2002, the Company’s net income amounted to $226.6 million and $156.8 million, respectively, an increase of 45%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s retail banking units, which contributed approximately $93.0 million to Doral Financial’s consolidated net income for the nine months ended September 30, 2003, compared to $69.7 million for the respective 2002 period. The contribution of the banking sector includes the investment activities of Doral International, Inc., Doral Bank PR’s international banking subsidiary. Doral Securities, Doral Financial’s institutional securities unit, contributed approximately $4.8 million to consolidated net income for the nine months ended September 30, 2003, compared to $3.2 million for the respective 2002 period. Doral Agency, Doral Financial’s insurance agency, contributed $4.4 million to consolidated net income for the nine months ended September 30, 2003 compared to $3.6 million for the respective 2002 period. Diluted earnings per common share for the third quarter of 2003 were $1.05, an increase of 42% over the $0.74 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the nine months ended September 30, 2003 were $2.91, an increase of 44% over the $2.02 per diluted share recorded for the same period a year ago.

   Net Interest Income

     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

     Net interest income for the third quarter of 2003 and 2002 was $42.9 million and $39.2 million, respectively, an increase of 9%. For the first nine months of 2003 and 2002 net interest income amounted to $124.1 million and $112.8 million, respectively, an increase of 10%. The increase in net interest income for the third quarter and first nine months of 2003, compared to the respective 2002 periods, was due to an increase in Doral Financial’s average balance of net interest-earning assets, partially offset by a reduction in the interest rate spread. The contraction of the spread, which declined by 34 basis points from 1.95% for the third quarter of 2002 to 1.61% for the third quarter of 2003 and 26 basis points from 1.96% for the first nine months of 2002 to 1.70% for the first nine months of 2003, reflects an accelerated amortization of IOs due to actual and anticipated higher levels of prepayment activity, resulting in a reduction in the average yields of IOs from 18.08% for the third quarter of 2002 to 6.79% for the third quarter of 2003, and from 15.12% for the first nine months of 2002 to 8.72% for the first nine months of 2003. Lower yields were partially offset by a reduction in the average cost of interest-bearing liabilities, which decreased from 4.20% for the third quarter of 2002 to 3.36% for the third quarter of 2003 and from 4.23% for the first nine months of 2002 to 3.61% for the first nine months of 2003, due to decreases in interest rates paid by the Company on its short-term borrowings.

     The Company’s retail banking subsidiaries contributed $27.1 million to the consolidated net interest income for the third quarter of 2003, compared to $20.7 million for the third quarter of 2002. During the first nine months of 2003, the Company’s retail banking subsidiaries contributed approximately $79.2 million to the consolidated net interest income, compared to $67.4 million for the first nine months of 2002.

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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED SEPTEMBER 30,

	2003			2002

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-earning assets:
Total loans(1)	$3,199,179	$53,374	6.62%	$2,970,270	$52,467	7.01%
Mortgage-backed securities(2)	1,219,272	13,977	4.55%	1,253,381	19,674	6.23%
Interest-only strips(2)	478,693	8,190	6.79%	309,949	14,121	18.08%
Investment securities	2,703,306	31,575	4.63%	939,125	13,694	5.79%
Money market investments	1,169,386	2,636	0.89%	1,323,820	5,413	1.62%

Total interest-earning assets/interest income	8,769,836	$109,752	4.97%	6,796,545	$105,369	6.15%

Total non-interest-earning assets	616,139			606,596

Total assets	$9,385,975			$7,403,141

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$2,742,348	$19,415	2.81%	$2,126,517	$18,778	3.50%
Repurchase agreements	3,033,273	21,148	2.77%	2,379,665	23,322	3.89%
Advances from FHLB	1,256,500	12,400	3.92%	977,752	10,599	4.30%
Loans payable	245,265	1,488	2.41%	205,753	1,639	3.16%
Notes payable	610,102	12,368	8.04%	561,900	11,785	8.32%

Total interest-bearing liabilities/interest expense	7,887,488	$66,819	3.36%	6,251,587	$66,123	4.20%

Total non-interest-bearing liabilities	299,610			188,865

Total liabilities	8,187,098			6,440,452
Stockholders’ equity	1,198,877			962,689

Total liabilities and stockholders’ equity	$9,385,975			$7,403,141

Net interest-earning assets	$882,348			$544,958
Net interest income		$42,933			$39,246
Interest rate spread(3)			1.61%			1.95%
Interest rate margin(4)			1.94%			2.29%
Net interest-earning assets ratio			111.19%			108.72%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Interest-only strips and the interest income thereon are included within mortgage-backed securities on Doral Financial’s Consolidated Statements of Income.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,

	2003			2002

	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE

ASSETS:
Interest-earning assets:
Total loans(1)	$3,228,301	$162,705	6.74%	$2,851,064	$148,983	6.99%
Mortgage-backed securities(2)	1,196,811	50,034	5.59%	1,405,537	64,355	6.12%
Interest-only strips(2)	428,959	27,990	8.72%	268,943	30,412	15.12%
Investment securities	2,094,316	77,010	4.92%	1,125,295	51,915	6.17%
Money market investments	1,321,950	10,827	1.10%	997,800	12,117	1.62%

Total interest-earning assets/interest income	8,270,337	$328,566	5.31%	6,648,639	$307,782	6.19%

Total non-interest-earning assets	700,460			591,410

Total assets	$8,970,797			$7,240,049

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$2,557,874	$56,475	2.95%	$1,985,966	$54,242	3.65%
Repurchase agreements	2,869,815	68,090	3.17%	2,585,526	75,239	3.89%
Advances from FHLB	1,260,676	37,095	3.93%	878,766	29,621	4.51%
Loans payable	254,117	4,869	2.56%	193,048	4,397	3.05%
Notes payable	626,630	37,921	8.09%	521,528	31,474	8.07%

Total interest-bearing liabilities/interest expense	7,569,112	$204,450	3.61%	6,164,834	$194,973	4.23%

Total non-interest-bearing liabilities	270,655			216,470

Total liabilities	7,839,767			6,381,304
Stockholders’ equity	1,131,030			858,745

Total liabilities and stockholders’ equity	$8,970,797			$7,240,049

Net interest-earning assets	$701,225			$483,805
Net interest income		$124,116			$112,809
Interest rate spread(3)			1.70%			1.96%
Interest rate margin(4)			2.01%			2.27%
Net interest-earning assets ratio			109.26%			107.85%

(1)	Average loan balances include the average balance of non-accruing loans, on which no interest income is recognized.

(2)	Interest-only strips and the interest income thereon are included within mortgage-backed securities on Doral Financial’s Consolidated Statements of Income.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	SEPTEMBER 30,

	2003 COMPARED TO 2002
	INCREASE (DECREASE) DUE TO:

	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
Total loans	$4,012	$(3,105)	$907
Mortgage-backed securities	(531)	(5,166)	(5,697)
Interest-only strips	7,627	(13,558)	(5,931)
Investment securities	25,537	(7,656)	17,881
Money market investments	(625)	(2,152)	(2,777)

TOTAL INTEREST INCOME VARIANCE	36,020	(31,637)	4,383

INTEREST EXPENSE VARIANCE
Deposits	5,389	(4,752)	637
Repurchase agreements	6,356	(8,530)	(2,174)
Advances From FHLB	2,997	(1,196)	1,801
Loans payable	312	(463)	(151)
Notes payable	1,003	(420)	583

TOTAL INTEREST EXPENSE VARIANCE	16,057	(15,361)	696

NET INTEREST INCOME VARIANCE	$19,963	$(16,276)	$3,687

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,

	2003 COMPARED TO 2002
	INCREASE (DECREASE) DUE TO:

	VOLUME	RATE	TOTAL

INTEREST INCOME VARIANCE
Total loans	$19,777	$(6,055)	$13,722
Mortgage-backed securities	(9,581)	(4,740)	(14,321)
Interest-only strips	18,146	(20,568)	(2,422)
Investment securities	44,841	(19,746)	25,095
Money market investments	3,938	(5,228)	(1,290)

TOTAL INTEREST INCOME VARIANCE	77,121	(56,337)	20,784

INTEREST EXPENSE VARIANCE
Deposits	15,656	(13,423)	2,233
Repurchase agreements	8,294	(15,443)	(7,149)
Advances from FHLB	12,918	(5,444)	7,474
Loans payable	1,397	(925)	472
Notes payable	6,361	86	6,447

TOTAL INTEREST EXPENSE VARIANCE	44,626	(35,149)	9,477

NET INTEREST INCOME VARIANCE	$32,495	$(21,188)	$11,307

INTEREST INCOME

      Total interest income increased from $105.4 million during the third quarter of 2002, to $109.8 million during the third quarter of 2003, an increase of 4%. For the nine months ended September 30, 2003 interest income increased by approximately $20.8 million to $328.6 million compared to $307.8 million for the first nine months of 2002. The increases in interest income during both periods are primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $6.6 billion at September 30, 2002 to $8.3 billion at September 30, 2003.

      Interest income on loans increased by approximately $907,000 or 2% during the third quarter of 2003, compared to the respective 2002 period. For the first nine months of 2003, interest income on loans increased by $13.7 million or 9% as compared to the respective 2002 period. The increases during 2003 reflect an increase in the level of loans held by Doral Financial compared to 2002, due to the increased volume of loan originations and purchases.

      Interest income on mortgage-backed securities for the third quarter of 2003 decreased by approximately $5.7 million or 29% compared to the respective 2002 period. For the quarters ended September 30, 2003 and 2002, interest income on mortgage-backed securities amounted to $14.0 million and $19.7 million, respectively. During the first nine months of 2003, interest income on mortgage-backed securities was $50.0 million, versus $64.4 million for the comparable 2002 period. The results for the 2003 periods reflect a decrease in the Company’s average balance of mortgage-backed securities, which decreased approximately $34.1 million for the third quarter of 2003 and $208.7 million for the first nine months of 2003, compared to the respective 2002 periods. The decrease in interest income on mortgage-backed securities during 2003 reflects a higher volume of sales of instruments with lower coupon rates during these periods, including a bulk sale of approximately $250 million in Puerto Rico GNMA securities to a local mutual fund, during the second quarter of 2003. The Company continues to maximize tax-exempt interest income by holding a significant amount of tax-exempt Puerto Rico GNMA securities and U.S. FHLMC/FNMA mortgage-backed securities. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial’s international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes and are entitled to the portfolio interest deduction with respect to interest earned on those securities.

      Interest income on IOs decreased by approximately $5.9 million to $8.2 million during the third quarter of 2003, from $14.1 million for the respective 2002 period. For the first nine months of 2003, interest income on IOs decreased by $2.4 million or 8%, as compared to the respective 2002 period. The decreases during 2003 periods when compared to the respective 2002 periods reflect a reduction in average yields, from 18.08% for the third quarter of 2002 to 6.79% for the third quarter of 2003 and from 15.12% for the first nine months of 2002 to 8.72% for the first nine months of 2003, which reflects an accelerated amortization of IOs due to actual and anticipated higher levels of prepayment activity as a result of the continuing low mortgage rate environment. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.” However, actual cash flow obtained on the Company’s portfolio of IOs, particularly its floating rate IOs, increased to $30.0 million for the third quarter of 2003, compared to $22.4 million for the third quarter of 2002. For the first nine months of 2003, actual cash flow obtained from the Company’s portfolio of IOs amounted to $83.6 million, compared to $61.7 million for the respective 2002 period. Under floating rate IOs, the purchaser of a mortgage pool is entitled to a pass-through rate based on a floating rate tied to short-term LIBOR rates. The Company is entitled to retain the difference between the floating rate paid to the investor and the actual amount of interest received from the underlying mortgage loans. As short-term interest rates decrease, the spread received on the Company’s retained interest increases. At the same time, the value of the IOs is adversely affected by accelerated prepayments also caused by the lower interest rates. The increase in actual cash flow obtained on IOs was related in part to the increase in the average balance of IOs, which increased from $309.9 million during the third quarter of 2002 to $478.7 million during the third quarter of 2003 and from $268.9 million for the first nine months of 2002 to $429.0 million for the first nine months of 2003 and to the lower LIBOR rates experienced during the first nine months of 2003. The increase in interest-only strips resulted from a higher volume of loan sales and securitization activities during 2003.

      Interest income on investment securities increased by $17.9 million from the third quarter of 2002 to the third quarter of 2003. For the first nine months of 2003, interest income on investment securities increased by $25.1 million or 48%, as compared to the respective 2002 period. The increase in interest income on investment securities during these periods reflects Doral Financial’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial’s status as a foreign corporation for U.S. income tax purposes. The average balance of investment securities increased from $939.1 million for the third quarter of 2002 to $2.7 billion for the third quarter of 2003. For the first nine months of 2003 the average balance of investment securities was $2.1 billion compared to $1.1 billion for the first nine months of 2002, an increase of 86%. The Company’s higher balances in investment securities was partially offset by a reduction in the average yield of 116 basis points and 125 basis points for the third quarter and first nine months of 2003, respectively, as compared to the corresponding 2002 periods. These reductions reflect that yields on debt securities continued to move downward from the higher interest levels in effect in the early part of 2002 as higher yielding securities sold, called or matured were replaced by lower yielding securities.

      Interest income on money market investments decreased by $2.8 million from the third quarter of 2002 to the third quarter of 2003. For the first nine months of 2003, interest income on money market investments decreased by $1.3 million or 11%, as compared to the respective 2002 period. Money market investments consist of fixed income securities whose original maturity is less than three months including overnight deposits, term deposits, and reverse repurchase agreements. The decrease for the 2003 periods reflects lower short-term interest rates. The average yield on money market investments declined by 73 basis points from 1.62% for the third quarter of 2002 to 0.89% for the third quarter of 2003 and 52 basis points from 1.62% for the first nine months of 2002 to 1.10% for the first nine months of 2003.

INTEREST EXPENSE

      Total interest expense increased to $66.8 million during the third quarter of 2003, from $66.1 million for the respective 2002 period, an increase of 1%. Total interest expense for the first nine months of 2003 was $204.5 million, compared to $195.0 million for the same period of 2002, an increase of 5%. The increase in interest expense for the 2003 periods was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities that was partly offset by a decrease in the average cost of borrowings due to the low interest rate environment. Average interest-bearing liabilities increased to $7.6 billion at an average cost of 3.61% for the nine month period ended September 30, 2003, compared to $6.2 billion at an average cost of 4.23% for the nine month period ended September 30, 2002.

      Interest expense on deposits amounted to $19.4 million during the third quarter of 2003, an increase of 3% as compared to the respective 2002 period. For the first nine months of 2003, interest expense on deposits increased by $2.2 million or 4%, as compared to the respective 2002 period. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s retail banking subsidiaries that was partly offset by a decrease in the average cost of borrowings. The average balance of deposits increased to $2.6 billion for the nine month period ended September 30, 2003, from $2.0 billion for the nine month period ended September 30, 2002. The average interest cost on deposits was 2.81% and 2.95%, respectively, for the quarter and nine month period ended September 30, 2003, compared to 3.50% and 3.65% for the respective 2002 periods.

      Interest expense related to securities sold under agreements to repurchase decreased by $2.2 million or 9% during the third quarter of 2003 compared to the same period of 2002. During the first nine months of 2003 the interest expense related to securities sold under agreements to repurchase was $68.1 million versus $75.2 million for the corresponding 2002 period, a decrease of 10%. The decrease in interest expense on securities sold under agreements to repurchase during these periods reflected lower borrowing costs, as compared to the respective 2002 period. The weighted average interest rate cost of borrowings under repurchase agreements was 2.77% and 3.89% for the third quarter of 2003 and 2002, respectively, and 3.17% and 3.89% for the nine month periods ended September 30, 2003 and 2002, respectively.

      Interest expense on advances from FHLB increased by $1.8 million, or 17%, for the third quarter of 2003 as compared to the respective 2002 period. For the first nine months of 2003, interest expense on advances from FHLB increased by 25% to $37.1 million from $29.6 million for the respective 2002 period. The increase in interest expense on advances from FHLB during these periods reflects an increase in the average balance of borrowings to finance the Company’s retail banking operations. The average balance of advances from FHLB increased to $1.3 billion at an average cost of 3.93% for the nine month period ended September 30, 2003, compared to $878.8 million at an average cost of 4.51% for the nine month period ended September 30, 2002.

      Interest expense related to loans payable amounted to $1.5 million for the second quarter of 2003, compared to $1.6 million for the comparative 2002 period. For the first nine months of 2003 interest expense related to loans payable was $4.9 million, an increase of 11% compared to $4.4 million for the same period of 2002. The increase in interest expense on loans payable was principally due to the increase in the average balance of loans payable outstanding from $193.0 million to $254.1 million for the nine month periods ended September 30, 2002 and 2003, respectively. The increase in loans payable was partly offset by a decrease in the average cost of borrowings. The weighted-average interest rate cost for borrowings under Doral Financial’s loans payable was 2.41% and 3.16% for the third quarter of 2003 and 2002, respectively, and 2.56% and 3.05% for the nine month periods ended September 30, 2003 and 2002, respectively.

      Interest expense on notes payable was $12.4 million for the third quarter of 2003, compared to $11.8 million for the same period a year ago, an increase of 5%. For the first nine months of 2003 interest expense on notes payable was $37.9 million, an increase of 20% compared to $31.5 million for the same period of 2002. The increase in interest expense on notes payable is due to the increase in the average balance, for the first nine months of 2003, of $105.1 million from September 30, 2002 to September 30, 2003. During the second quarter of 2002, Doral Financial closed the sale of $30.0 million of its 7.00% Senior Notes due 2012, $40.0 million of its 7.10% Senior Notes due 2017 and $30.0 million of its 7.15% Senior Notes due 2022. The notes were sold at a price to the public of 97.976% of the principal amount thereof, resulting in proceeds to Doral Financial, after selling commissions, but before expenses, of approximately $97.7 million.

PROVISION FOR LOAN LOSSES

      The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial’s loss experience, current delinquency rates, known and inherent risk in the loan portfolio, an assessment of individual problem loans, the estimated value of an equity in underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Unanticipated increases in the allowance for loan losses could result in reductions in Doral Financial’s net income. As of September 30, 2003, more than 97% of the loan portfolio was secured and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.

      Doral Financial made provisions to its allowance for loan losses of $2.9 million and $11.3 million, respectively, for the quarter and nine months period ended September 30, 2003, as compared to $2.1 million and $3.8 million for the respective 2002 periods. The increase from 2002 to 2003 is primarily related to an increase in the size of Doral Financial’s loan portfolio as well as an increase in the number of construction loans, commercial real estate and other commercial loans that carry a higher allowance due to the inherent risk associated with these type of lending activities. The increase also reflects an increase in non-performing loans as well as in the allowance for construction loans in light of current economic conditions. See “Non-Performing Assets and Allowance for Loan Losses.”

NON-INTEREST INCOME

      Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees increased by 86% during the third quarter of 2003 to $98.6 million, compared to $53.0 million for the same period of 2002. For the nine month periods ended September 30, 2003 and 2002, mortgage loan sales and fees were $274.0 million and $157.2 million, respectively, an increase of 74%. The increase for 2003 was mainly the result of a greater volume of loan securitizations and sales and the ability of the Company to obtain higher profitability through higher loan fees and the creation of IOs in connection with bulk sales of mortgage loans to institutional investors. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

      Loan sales and securitizations were $1.4 billion for the third quarter of 2003, compared to $891.7 million for the third quarter of 2002. For the nine months ended September 30, 2003 loan sales were $3.8 billion, compared to $2.7 billion for the respective 2002 period. Doral Financial recognized IOs as part of its sales activities of $75.0 million and $191.1 million for the third quarter and first nine months of 2003, respectively, compared to $48.8 million and $139.4 million for the respective 2002 periods. During the third quarter of 2003, Doral Financial also recorded $15.6 million in connection with the recognition of mortgage servicing rights as part of its loan sale and securitization activities, compared to $7.1 million for the respective 2002 period. For the first nine months of 2003, Doral Financial recognized $34.1 million in mortgage servicing rights, compared to $25.8 million for the respective 2002 period. Loan origination fees were $18.5 million and $53.0 million for the third quarter and first nine months of 2003, respectively, compared to $14.2 million and $48.5 million for the comparable 2002 periods.

      Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of September 30, 2003, the weighted average servicing fee rate for the entire portfolio was 0.32%. The size of Doral Financial’s loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. For the quarter ended September 30, 2003, net servicing income was approximately $933,000 compared to a loss of $5.6 million for the corresponding period of 2002. For the nine month periods ended September 30, 2003 and 2002, net servicing losses were approximately $11.5 million and $6.3 million, respectively.

      The net servicing loss for the first nine months of 2003 was the result of increased amortization and impairment of mortgage servicing assets. The increase in amortization was the result of a larger servicing portfolio and the increase in impairment related to increases in prepayments due to declining mortgage interest rates. Total amortization and impairment charges for the third quarter and first nine months of 2003 were $8.0 million and $37.8 million, respectively, compared to $14.1 million and $31.9 million for the respective 2002 periods. Doral Financial recognized a net impairment charge of $10.3 million for the first nine months of 2003, due to the increase in prepayment estimates associated with falling interest rates. See Note k to the unaudited consolidated financial statements contained herein for additional information. Gross servicing fees remain at stable levels, amounting to $8.9 million for the third quarter of 2003, compared to $8.5 million for the third quarter of 2002. For the first nine months of 2003, gross servicing fees amounted to $26.2 million, compared to $25.6 million for the respective 2002 period. The Company’s mortgage servicing portfolio, including its own portfolio, was approximately $12.3 billion at September 30, 2003, compared to $10.9 billion as of September 30, 2002. The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gain on Mortgage Loans Sales and Fees” at the time of sale. During the quarter ended September 30, 2003 and 2002, Doral Financial recognized servicing assets of $15.6 million and $7.1 million, respectively, in connection with the sale of loans. For the first nine months of 2003 and 2002, Doral Financial recognized servicing assets of $34.1 million and $25.8 million, respectively, in connection with the sale of internally originated loans. Set forth below is a summary of the components of the net servicing income (loss):

TABLE E
NET SERVICING INCOME (LOSS)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

(In thousands)	2003	2002	2003	2002

Servicing fees	$6,480	$6,257	$19,244	$19,253
Late charges	1,782	1,625	5,157	4,828
Prepayment penalties	1,416	1,127	3,947	3,044
Interest loss	(796)	(543)	(2,292)	(1,688)
Other servicing fees	61	16	176	115
Amortization and impairment of servicing assets	(8,010)	(14,078)	(37,761)	(31,862)

Total net servicing income (loss)	$933	$(5,596)	$(11,529)	$(6,310)

      Trading Activities. Trading activities include all gains or losses, whether realized or unrealized, in the market value of Doral Financial’s trading securities, as well as gains or losses on options, futures contracts and other derivative instruments used for interest rate management purposes. Trading activities for the quarter ended September 30, 2003 resulted in a gain of $15.4 million compared to $4.8 million for the third quarter of 2002. Gain on trading activities was related primarily to realized gains with respect to both trading securities and derivative instruments. Net realized gains on sale of trading securities and derivative instruments for the third quarter of 2003 was $21.1 million and $39.9 million, respectively, partly offset by unrealized losses on trading securities and derivative instruments of $10.0 million and $35.7 million, respectively. For the nine month periods ended September 30, 2003 trading activities resulted in a gain of $15.3 million compared to a loss of $6.9 million for the first nine months of 2002. Gain on trading activities for the first nine months of 2003 includes realized gains on sale of trading securities of $117.1 million compared to $59.2 million for the comparable 2002 period. Realized gains on sale of trading securities for the first nine months of 2003 was partially offset by a realized and unrealized losses of $28.8 million and $36.5 million, respectively on derivative instruments. For the first nine months of 2002 realized and unrealized losses on derivative instruments amounted to $37.1 million and $38.6 million, respectively. Trading activities for the quarters ended September 30, 2003 and 2002, included $10.0 million of unrealized losses and $2.7 million of unrealized gains, respectively, on the value of its trading securities. Trading activities for the nine month periods ended September 30, 2003 and 2002 included $36.4 million of unrealized losses and $9.6 million of unrealized gains, respectively, on the value of its trading securities. Increased realized gains on trading securities during 2003 reflect increased volume of trading activities and higher profits, particularly in Doral Financial’s international banking entities as well as a pre-tax gain of approximately $12.2 million on bulk sale of $250 million Puerto Rico GNMAs. Net realized gains on sale of trading securities was $117.1 million for the nine months ended September 30, 2003 compared to $59.2 million for the 2002 period.

      The value of Doral Financial’s trading securities and derivatives are generally very sensitive to interest rate changes and the reported fair values of certain of these assets such as IOs are based on assumptions regarding the direction of interest rates and prepayment rates on mortgage loans. As a result, changes in interest rates and prepayment rates for mortgage loans can result in substantial volatility in the components of the trading account. Doral Financial attempts to mitigate the risk to the value of its trading securities by entering into transactions involving the purchase of derivatives such as options and futures contracts. During 2002 and 2003, Doral Financial’s risk management strategy has been principally directed to protect the value of its securities and income from a rising interest rate scenario. During the early part of 2003 and 2002, Doral Financial has experienced losses on its derivatives because interest rates have remained at historic low levels. These losses have been generally offset by increases in realized gains on trading securities and gains on sale of mortgage loans. However net realized and unrealized gains on derivative instruments for the third quarter of 2003 amounted to $4.2 million compared to a loss of $45.5 million for the third quarter of 2002, positively impacted by the increase in the long-term interest rates experienced in this quarter. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

(In thousands)	2003	2002	2003	2002

Net realized gains on sales of trading securities	$21,146	$47,581	$117,059	$59,185
Net unrealized (losses) and gains on trading securities	(9,994)	2,721	(36,428)	9,602
Net realized and unrealized gains (losses) on derivative instruments	4,232	(45,496)	(65,297)	(75,680)

Total	$15,384	$4,806	$15,334	$(6,893)

      Gain (Loss) on Sale of Investment Securities. Gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the third quarter of 2003, sale of investment securities resulted in a loss of $10.4 million compared to a gain of $10.1 million for the corresponding 2002 period, a decrease mostly related to the sale of securities whose market value was negatively impacted by the increase in the long-term interest rates experienced during the quarter. However increased sales activities resulted in proceeds from sales of securities available for sale of $5.6 billion for the first nine months of 2003 compared to $5.1 billion for the first nine months of 2002. Gain on sale of investment securities amounted to $3.7 million for the first nine months of 2003 compared to $16.1 million for the first nine months of 2002.

      Commissions, Fees and Other Income. Commissions, Fees and Other income increased 12% during the third quarter of 2003 from $5.7 million for the quarter ended September 30, 2002 to $6.4 million for the quarter ended September 30, 2003. For the first nine months of 2003, commissions, fees and other income increased 31%, compared to the respective 2002 period. The increase during 2003 was due primarily to increased commissions and fees earned by Doral Financial’s retail banking, institutional securities and insurance agency operations. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.

TABLE G
COMMISSIONS FEES AND OTHER INCOME
(IN THOUSANDS)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Deposit and other retail banking fees	$3,047	$2,015	$8,067	$5,570
Brokerage and asset management fees and commissions	912	744	2,626	1,289
Insurance agency commissions	2,039	1,759	5,762	5,027
Other income	355	1,144	3,538	3,330

Total	$6,353	$5,662	$19,993	$15,216

NON-INTEREST EXPENSES

      Total non-interest expenses increased by 35% during the third quarter ended September 30, 2003, compared to the respective 2002 period. This increase reflects increases in compensation, advertising, occupancy and other expenses resulting from the continued expansion of Doral Financial’s retail mortgage banking and banking franchises and expenses related to increased loan originations and servicing. For the quarter and nine months ended September 30, 2003, compensation and benefits, which is the largest component of non-interest expense, increased by 57% and 59%, respectively, due mainly to increases in headcount as well as increases in the costs of compensation and fringe benefits. For the first nine months of 2003, compensation expense also includes $3.4 million, associated with the expensing of the fair value of stock options. As of September 30, 2003, Doral Financial had 2,318 employees compared to 2,000 employees as of September 30, 2002. For the nine month period ended September 30, 2003 total non-interest expenses increased by 38% from the comparable 2002 period.

INCOME TAXES

      Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As a Puerto Rico corporation, Doral Financial is generally required to pay federal income tax only with respect to its income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the first nine months of 2003 and 2002, the effective income tax rate of Doral Financial was 18% and 15%, respectively. The increase in the effective tax rate for 2003 reflected increased pre-tax income from the Company’s non-tax advantaged operations including its insurance agency and institutional securities operations.

      The lower effective tax rates (compared to the maximum statutory rate) were primarily the result of the tax-exemption enjoyed by Doral Financial on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entities to invest in various U.S. securities, the interest income and gain on which is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains because the gains are sourced outside the United States. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $55.6 million and $56.1 million for the nine month periods ended September 30, 2003 and 2002, respectively.

      Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through Puerto Rico subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the first nine month periods ended September 30, 2003 and 2002, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $2.1 million and $4.6 million, respectively.

AMORTIZATION AND IMPAIRMENT OF SERVICING ASSETS AND VALUATION OF IOs

      As part of its mortgage sale activities, Doral Financial generally retains the right to service the mortgage loans it sells. Also in connection with the sale of non-conforming mortgage loan pools and, to a lesser extent, the sale of FNMA and FHLMC securities, Doral Financial retains the right to receive any interest payments on such loans above the contractual pass-through rate payable to the investor and also retains its compensation for servicing the loans or mortgage-backed securities. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the acquisition cost of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The reported gain or loss is the difference between the cash proceeds from the sale of the security or mortgage pool and its allocated cost after allocating a portion of the cost to the retained interests.

      Doral Financial’s sale and securitization activities generally result in the recording of two types of retained interests: mortgage-servicing rights (“MSRs”) and IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on the loan over the expected term of the loan. IOs represent the estimated present value of the excess of the weighted-average coupon of the loans underlying the mortgage pool sold over the sum of (1) the rate required to be paid to investors and (2) a normal servicing fee after adjusting such amount for expected losses and prepayments. The contractual rate payable to investors may be either a fixed or floating rate. In the case of non-conforming loans pools, it is generally a floating rate based on a spread over the 90-day London Interbank Offered Rate (“LIBOR”). MSRs are classified as servicing assets and IOs are classified as trading securities in Doral Financial’s Consolidated Statements of Financial Condition.

      The determination of the fair values of MSRs and IOs at their initial recording and on an ongoing basis requires considerable management judgment. Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be determined with precision because they are not traded in active securities markets. For MSRs, Doral Financial determines their initial fair values on the basis of prices paid for comparable mortgage servicing rights. Doral Financial also receives on a quarterly basis a third party valuation of its MSRs related to its FNMA, FHLMC and GNMA servicing portfolio. During the first nine months of 2003, the market prices used to value Doral Financial’s MSRs varied from 1.40% to 2.30% of the principal amount of the loans subject to the servicing rights, with servicing rights for GNMA (FHA/VA loans) mortgage-backed securities having higher values than comparable servicing rights for conventional loans. For the first nine months of 2002, the market prices used varied from 1.50% to 2.30%. The unamortized balance of Doral Financial’s servicing asset reflected in Doral Financial’s Consolidated Financial Statements as of September 30, 2003 and December 31, 2002 was $165.7 million and $159.9 million, respectively. For additional information regarding the unamortized balance of Doral Financial’s servicing assets and amortization for the quarters and nine month periods ended September 30, 2003 and 2002, please refer to Note k to the unaudited consolidated financial statements contained herein.

      To determine the fair value of its IOs, Doral Financial, on a quarterly basis, obtains dealer quotes for comparable instruments and compares these quotes with external and internal valuations based on discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. Doral Financial generally uses the lowest valuation obtained from these methods. While Doral Financial has consistently sold some IOs in private sales, currently there is no liquid market for the purchase and sale of IOs. The market multiple used by Doral Financial to value IOs ranged from 4.75 to 5.50 during the first nine months of 2003, compared to a range of 4.25 to 5.50 during the first nine months of 2002. As of September 30, 2003 and December 31, 2002, the carrying value of IOs and other residual interests retained in securitization transactions reflected in Doral Financial’s Consolidated Financial Statements was $491.2 million and $359.2 million, respectively. The initial recorded value of IOs is amortized over the expected life of the asset, and is recorded as a reduction of interest income. The amortization is based on the amount and timing of estimated future cash flows to be received with respect to IOs. For additional information regarding the carrying value of Doral Financial’s IOs and amortization for the quarters and nine month periods ended September 30, 2003 and 2002, please refer to Note k to the unaudited consolidated financial statements contained herein.

      The value of Doral Financial’s MSRs and IOs is very sensitive to interest rate changes. Once recorded, Doral Financial periodically evaluates its MSRs for impairment. Impairment is defined generally as a reduction in current fair value below carrying value. If the MSRs are impaired, the impairment is recognized in current period earnings. Prior to July 1, 2002, Doral Financial recorded impairment charges as a direct write down of servicing assets. Effective July 1, 2002, Doral Financial records impairment of MSRs through a valuation allowance. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of MSRs exceeds their fair value. If the value of MSRs subsequently increases, the valuation allowance is decreased through a credit to current period earnings. As of September 30, 2003, the impairment allowance for MSRs was $19.4 million. As discussed above, changes in the fair value of IOs are recognized in current period earnings as a component of trading activities. In the case of MSRs, Doral Financial stratifies the mortgage loans underlying a mortgage pool or mortgage-backed security on the basis of their predominant risk characteristics, which Doral Financial has determined to be type of loan (government, conventional, conforming and non-conforming) interest rates and terms. Doral Financial measures MSR impairment by estimating the fair value of each stratum.

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

TABLE H
LOAN PRODUCTION
(Dollars in Thousands,
Except for Average Initial Loan Balance)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

FHA/VA mortgage loans
Number of loans	1,081	1,405	2,982	4,694
Volume of loans	$99,636	$125,415	$275,586	$413,657
Percent of total volume	6%	9%	6%	11%
Average initial loan balance	$92,170	$89,263	$92,416	$88,125
Conventional conforming mortgage loans
Number of loans	5,723	3,454	13,932	10,490
Volume of loans	$836,679	$511,672	$2,090,074	$1,511,815
Percent of total volume	50%	39%	44%	40%
Average initial loan balance	$146,196	$148,139	$150,020	$144,120
Conventional non-conforming mortgage loans(1)(2)
Number of loans	5,759	6,849	17,876	17,362
Volume of loans	$512,491	$523,631	$1,681,700	$1,350,611
Percent of total volume	30%	39%	35%	36%
Average initial loan balance	$88,990	$76,454	$94,076	$77,791
Other(3)
Number of loans	576	534	1,651	1,473
Volume of loans	$232,193	$168,545	$700,173	$494,947
Percent of total volume	14%	13%	15%	13%
Total loans
Number of loans	13,139	12,242	36,441	34,019
Volume of loans	$1,680,999	$1,329,263	$4,747,533	$3,771,030

(1)	Includes $21.0 million and $15.1 million in second mortgages for the quarters ended September 30, 2003 and 2002, respectively, and $48.6 million and $44.1 million in second mortgages for the nine month periods ended September 30, 2003 and 2002, respectively.

(2)	Includes $48.5 million and $30.7 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended September 30, 2003 and 2002, respectively, and $106.4 million and $69.7 million for the nine month periods ended September 30, 2003 and 2002, respectively.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

      A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the nine months ended September 30, 2003 and 2002, refinance loans represented approximately 64% and 55%, respectively, of the total dollar volume of mortgage loans originated (excluding loans purchased from third parties). Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity is less sensitive to interest rate changes in Puerto Rico than in the mainland United States because a significant amount of refinance loans are made for debt consolidation purposes rather than interest savings and because interest cost on mortgage loans is tax deductible for borrowers. Also consumers tend to prefer long-term mortgage loan rates that are generally well below short-term higher cost consumer debt in periods of high interest rates.

      The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

TABLE I
LOAN ORIGINATION SOURCES

	NINE MONTH PERIOD ENDED SEPTEMBER 30,

	2003			2002

	Puerto Rico	US	Total	Puerto Rico	US	Total

Retail	53%	—	53%	54%	—	54%
Wholesale(1)	8%	23%	31%	6%	26%	32%
New Housing Developments	11%	—	11%	10%	—	10%
Multi-family	—	2%	2%	—	1%	1%
Other(2)	2%	1%	3%	2%	1%	3%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders. U.S. wholesale purchases normally do not include the related servicing right.

(2)	Refers to commercial, consumer and land loans originated through the retail banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

      Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing- released basis as well as servicing rights in bulk. During the third quarters of 2003 and 2002, Doral Financial purchased servicing rights to approximately $116.3 million and $83.1 million, respectively, in principal amount of mortgage loans. For the nine month periods ended September 30, 2003 and 2002, the Company purchased servicing rights to approximately $527.2 million and $275.2 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing-released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

      The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

TABLE J
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans Prepaid)

	AS OF SEPTEMBER 30,

	2003	2002

COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,805,134	$3,185,036
FHLMC/FNMA	3,383,533	2,724,419
Doral Financial grantor trusts	39,796	53,432
Other conventional mortgage loans(1)(2)	6,100,443	4,960,373

Total servicing portfolio	$12,328,906	$10,923,260

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	147,999	140,061
Weighted average interest rate	7.11%	7.47%
Weighted average remaining maturity (months)	257	255
Weighted average servicing fee rate	.3197%	.3378%
Average servicing portfolio	$11,886,186	$10,583,886
Principal prepayments	$1,851,879	$1,187,139
Prepayments to average portfolio (annualized)	20.77%	14.96%
Average size of loans prepaid	$92,106	$76,937
Servicing assets, net reflected on Consolidated Statement of Financial Condition	$165,720	$153,053
DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.14%	1.30%
90 days or more past due	2.17%	2.04%

Total delinquencies excluding foreclosures	3.31%	3.34%

Foreclosures pending	1.70%	1.57%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$11,241,523	$10,006,380
Add:
Loans funded and purchased(3)	2,774,569	2,167,514
Bulk servicing acquired	527,176	275,236
Less:
Servicing sales transferred	2,450	59,219
Run-off(4)	2,211,912	1,466,651

Ending servicing portfolio	$12,328,906	$10,923,260

(1)	Includes $2.4 billion and $2.0 billion of loans owned by Doral Financial at September 30, 2003 and 2002, respectively, which represented 19% and 18% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $240.3 million and $86.8 million at September 30, 2003 and 2002, respectively, of insured FHA/VA delinquent loans sold to third parties.

(3)	Excludes approximately $2.0 billion and $1.6 billion of conventional, commercial, consumer, construction and other loans not included in Doral Financial’s mortgage servicing-portfolio as of September 30, 2003 and 2002, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

      Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2003 and 2002, approximately 2% and 4%, respectively, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

      The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.9 billion and $1.2 billion for the nine months ended September 30, 2003 and 2002, respectively. This represents approximately 21% and 15%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase or maintain the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

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

      Doral Financial manages credit risk by maintaining sound underwriting standards, monitoring the quality of the loan portfolio, assessing reserves and loan concentrations, recruiting qualified credit officers, implementing and monitoring lending policies and collateral requirements, maintaining appropriate collection procedures and procedures to ensure appropriate actions to comply with laws and regulations. Doral Financial’s collateral requirements for loans depend on the financial strength of the borrower and the type of loan involved. Acceptable collateral principally includes cash, deposit and investment accounts and real estate, and to a lesser extent, liens on accounts receivable, leases receivable, inventory and personal property. In the case of non-conforming loans sold subject to recourse, Doral Financial also generally requires lower loan-to-value ratios to protect itself from possible losses on foreclosure.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, all accrued but unpaid interest to date is fully reserved. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable because these loans are adequately secured by real estate, generally have low loan-to-value ratios, and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of September 30, 2003 and 2002, Doral Financial would have recognized $7.5 million and $5.0 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment on a periodical basis. Impaired loans as of September 30, 2003 and December 31, 2002 amounted to approximately $31.1 million and $2.0 million, respectively. At September 30, 2003 an impairment allowance of approximately $300,000 was allocated to certain impaired loans with an aggregate principal outstanding balance of $1.5 million. No specific reserve was deemed necessary by the Company for the remaining impaired loans as of September 30, 2003 since such loans were fully collateralized and the Company expects to recover all principal and interest on such loans.

      The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE K
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	SEPTEMBER 30, 2003	DECEMBER 31, 2002

Mortgage banking business:
Non-accrual loans:
Construction loans	$2,897	$497
Residential mortgage loans	20,018	17,153
Construction loans past due 90 days and still accruing	—	2,413
Loans held-for-sale past due 90 days and still accruing(1)	64,113	60,054
OREO	14,322	12,375

Total NPAs of mortgage banking business	101,350	92,492

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	7,251	638
Residential mortgage loans	10,975	8,746
Commercial real estate	11,204	5,152
Consumer loans	1,570	1,152
Commercial non-real estate loans	596	676

Total non-accrual loans	31,596	16,364
Construction loans past due 90 days and still accruing	7,422	—
Consumer loans past due 90 days and still accruing	302	—
OREO	1,115	682

Total NPAs of banking subsidiaries	40,435	17,046

Total NPAs of Doral Financial (consolidated)	$141,785	$109,538

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.49%	0.62%
Total NPAs of Doral Financial as a percentage of consolidated total assets	1.32%	1.30%
Total Non-performing loans to total loans	3.87%	2.99%
Ratio of allowance for loan losses to total non-performing loans at end of period (consolidated)	21.67%	18.91%

(1)	Does not include approximately $11.5 million and $13.4 million of 90 days past due FHA/VA loans as of September 30, 2003 and December 31, 2002, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

      The following table summarizes certain information regarding Doral Financial’s allowance for loan losses and losses on OREO, for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE L
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

OREO:
Balance at beginning of period	$2,050	$2,280	$2,772	$1,365
Provision for losses	1,536	1,220	2,218	2,111
Net gains (losses), charge-offs and others	199	(391)	(1,205)	(367)

Balance at end of period	$3,785	$3,109	$3,785	$3,109

Allowance for Loan Losses:
Balance at beginning of period	$25,256	$13,531	$18,243	$12,472
Provision for loan losses	2,913	2,055	11,309	3,792

Charge-offs:
Mortgage loans held-for-sale	(17)	—	(37)	(90)
Construction loans	—	—	—	—
Residential mortgage loans	(13)	—	(13)	—
Commercial real estate loans	—	—	—	—
Consumer loans	(743)	(471)	(2,270)	(997)
Commercial non-real estate loans	(72)	(78)	(165)	(98)
Other	—	(19)	—	(116)

Total charge-offs	(845)	(568)	(2,485)	(1,301)

Recoveries:
Mortgage loans held-for-sale	—	—	—	—
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	14
Commercial real estate loans	—	1	—	1
Consumer loans	58	61	163	112
Commercial non-real estate loans	2	11	8	14
Other	—	—	—	11

Total recoveries	60	73	171	152

Net charge-offs	(785)	(495)	(2,314)	(1,149)

Other adjustments	—	12	146	(12)

Balance at end of period(1)	$27,384	$15,103	$27,384	$15,103

Allowance for loan losses as a percentage of total loans outstanding at the end of period	0.84%	0.49%	0.84%	0.49%
Net charge-offs to average loans outstanding	0.02%	0.02%	0.07%	0.04%

(1)	Includes the allowance of mortgage loans held-for-sale of $9.3 million for 2003 and $7.1 million for 2002 and the allowance for loans receivable held for investment of $18.1 million for 2003 and $8.0 million for 2002.

      The allowance for loan losses relating to loans held by Doral Financial was $27.4 million at September 30, 2003, compared to $15.1 million as of September 30, 2002. The increase in the allowance was primarily the result of the increase in the size of the loan portfolio as well as an increase in the amount of construction, consumer, commercial real estate and other commercial loans that carry greater credit risk. The increase also reflects an increase in non-performing loans as well as an increase in the allowance for construction loans in light of current economic conditions.

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

      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the nine month period ended September 30, 2003, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $14.4 million, compared to $8.6 million for the same period during 2002. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA mortgage loans. Under these arrangements, as under GNMA servicing requirements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or under the applicable FHA and VA programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2003, the outstanding principal balance of such FHA/VA loans was $240.3 million and the aggregate monthly amounts of funds advanced by Doral Financial was $12.5 million. During the first nine months of 2003 and 2002, the Company sold approximately $107.1 million and $64.0 million, respectively, of residential FHA insured or VA guaranteed delinquent loans.

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

      Doral Financial’s primary sources of liquidity are revenues from operations, sales in the secondary mortgage market of the loans it originates and purchases, deposits, advances from the FHLB-NY, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities. Other sources of liquidity include proceeds from privately-placed and publicly offered debt and equity financings in the capital markets. During the third quarter of 2003, Doral Financial sold 1,200,000 shares of its 4.75% Perpetual Cumulative Convertible Preferred Stock (liquidation preference $250 per share) in a private offering to qualified institutional buyers pursuant to Rule 144A. The net proceeds to Doral Financial after the underwriting discounts and expenses were approximately $292.6 million. On October 8, 2003, Doral Financial sold 180,000 additional shares of its 4.75% Perpetual Cumulative Convertible Preferred Stock pursuant to an option granted to the initial purchasers resulting in additional net proceeds of approximately $43.9 million.

      The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of September 30, 2003 and December 31, 2002:

TABLE M
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF SEPTEMBER 30, 2003		AS OF DECEMBER 31, 2002

	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE

Deposits	$2,764,855	2.57%	$2,217,211	2.85%
Repurchase Agreements	3,374,472	2.61%	2,733,339	3.46%
Loans Payable	206,385	2.13%	211,002	2.62%
Notes Payable	606,921	7.75%	621,303	7.75%
Advances from FHLB	1,256,500	3.86%	1,311,500	3.93%

      Doral Financial had warehousing, gestation and repurchase agreements lines of credit totaling $10.0 billion as of September 30, 2003, of which $4.8 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $2.3 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial’s committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of September 30, 2003, Doral Financial was in compliance with all such financial covenants and ratios.

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

      Doral Financial maintains a considerable investment in MSRs and IOs generated as part of its mortgage sale activities. While the servicing assets and IOs are recorded at the time of sale of the related mortgage loans, the cash related to such retained interest is received over the life of the asset and, therefore, does not generally provide immediate liquidity that is available to Doral Financial to fund its operations or to pay dividends.

      Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of September 30, 2003, Doral Financial’s banking subsidiaries held approximately $2.8 billion in deposits at a weighted-average interest rate of 2.57%.

      The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE N
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	NINE MONTH
	PERIOD ENDED		YEAR ENDED
	SEPTEMBER 30, 2003		DECEMBER 31, 2002

	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE

Certificates of deposit	$1,539,484	3.21%	$1,168,984	3.84%
Regular passbook savings	246,367	2.40%	183,074	2.81%
NOW accounts	490,451	2.09%	411,837	2.23%
Non-interest bearing	281,572	—	273,708	—

Total deposits	$2,557,874	2.95%	$2,037,603	3.57%

      The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2003.

TABLE O
DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT

Certificates of deposit maturing
Three months or less	$362,849
Over three through six months	138,052
Over six through twelve months	144,857
Over twelve months	755,723

Total	$1,401,481

      As of September 30, 2003 and December 31, 2002, Doral Financial’s banking subsidiaries had approximately $824.7 million and $654.5 million, respectively, in deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors that invest in brokered deposits are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

      As of September 30, 2003, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2003, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE P
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY

Tier 1 Capital Ratio (Tier 1 capital to risk weighted assets)	21.9%	17.4%	19.6%
Total Capital (Total capital to risk weighted assets)	22.4%	18.1%	19.8%
Leverage Ratio(1)	15.3%	7.1%	8.2%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

      As of September 30, 2003, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

      The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of September 30, 2003, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.2 billion.

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

ASSETS AND LIABILITIES

      At September 30, 2003, Doral Financial’s total assets were $10.8 billion compared to $8.4 billion at December 31, 2002. The increase in assets was due primarily to an increase in the investment securities portfolio of approximately $2.0 billion and an increase of $713.1 million in accounts receivable from investment sales, which were offset in part by a decrease of $515.3 million in money market investments resulting from replacement of short-term investments with higher yielding investment securities. Total liabilities were $9.3 billion at September 30, 2003, compared to $7.4 billion at December 31, 2002. The increase in liabilities was largely the result of an increase in deposit accounts, repurchase agreements and accounts payable from investment purchases. At September 30, 2003, deposit accounts totaled $2.8 billion, compared to $2.2 billion at December 31, 2002. As of September 30, 2003, Doral Financial’s retail banking subsidiaries had $7.2 billion in assets, compared to $5.5 billion at December 31, 2002.

OFF-BALANCE SHEET ACTIVITIES

      In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”), including loans secured by multifamily projects, are often sold to investors on a partial or full recourse basis. In such cases, Doral Financial retains part or all of the credit risk associated with such loan after sale. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s consolidated financial statements. As of September 30, 2003, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $2.2 billion. As of such date the maximum principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.7 billion. As of September 30, 2003, Doral Financial maintained a reserve of $3.8 million for potential losses from such recourse arrangements, which is included in “Accrued expenses and other liabilities” in Doral Financial’s consolidated financial statements. During the first nine months of 2003, Doral Financial repurchased approximately $84.0 million of loans subject to recourse. Historically, losses on recourse obligations have not been significant. As of September 30, 2003, approximately $129.1 million or 6% of the principal amount of loans sold with recourse were 60 days or more past due.

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

      The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At September 30, 2003, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $530.0 million and $3.2 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $1.3 billion. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2003.

TABLE Q
CONTRACTUAL OBLIGATIONS

(IN THOUSANDS)	PAYMENT DUE BY PERIOD

		LESS THAN			AFTER 5
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Deposits	$2,764,855	$1,936,467	$443,730	$383,787	$871
Repurchase and warehousing lines of credit(1)	3,580,857	2,875,432	240,625	464,800	—
Notes Payable	606,921	212,327	16,980	87,635	289,979
Advances from FHLB(1)	1,256,500	604,500	305,000	347,000	—
Non-cancellable Operating Leases	64,336	6,215	11,312	11,028	35,781

Total Contractual Cash Obligations	$8,273,469	$5,634,941	$1,017,647	$1,294,250	$326,631

(1)	Includes $1.6 billion of repurchase agreements with an average rate of 4.39% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50% for which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from FHLB-NY are included under the less than 1 year category in the above table but have actual contractual maturities ranging from October 2004 to March 2013. The above table denotes that increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

TABLE R
OTHER COMMERCIAL COMMITMENTS(1)

(IN THOUSANDS)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	TOTAL
	AMOUNT	LESS THAN			AFTER 5
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS

Commitments to extend credit	$529,998	$299,057	$230,888	$—	$53
Commitments to sell mortgage-backed securities and loans	1,254,066	1,254,066	—	—	—
Commercial and financial standby letters of credit	3,167	3,167	—	—	—
Standby repurchase (recourse) obligations	1,711,253	366,972	786,832	—	557,449

Total	$3,498,484	$1,923,262	$1,017,720	$—	$557,502

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

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

      The following table shows Doral Financial’s net interest income sensitivity profile as of September 30, 2003, and December 31, 2002:

TABLE S
INTEREST RATE SENSITIVITY
AS OF SEPTEMBER 30, 2003

PERCENTAGE CHANGE IN 12-MONTH
CHANGE IN INTEREST RATES (BASIS POINTS)	NET INTEREST INCOME

+200	15%
+100	9%
-100	(3)%
-200	(8)%

INTEREST RATE SENSITIVITY
AS OF DECEMBER 31, 2002

PERCENTAGE CHANGE IN 12-MONTH
CHANGE IN INTEREST RATES (BASIS POINTS)	NET INTEREST INCOME

+200	21%
+100	10%
-100	(8)%
-200	(16)%

      Given a linear 100 and 200 basis point increase in the yield curve used in the simulation model, it is estimated net interest income for Doral Financial would increase by 9% and 15% over one year beginning on September 30, 2003. The model assumes that Doral’s portfolio of loans and trading and available for sale securities reprice at least twice a year, as such assets are sold and replaced with new assets at current market rates. A 200 basis point linear decrease in interest rates would decrease net interest income by 8% over one year beginning on September 30, 2003. All these estimated changes in net interest income are within the policy guidelines established by Doral Financial’s Board of Directors. In addition to the sales assumptions mentioned above, the model does not assume full 100 or 200 basis points decrease in rates in short-term assets and liabilities, principally due to the current low level of short-term rates. In such cases, the yield curve was assigned a minimum (floor) value. Also, in both upward and downward rate scenarios, the increase or decrease in rates was modeled over a specific time period (3-6 months) rather than an instantaneous changes in rates, in order to reflect what has been the historical trend of changes in rates.

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

      In July 2003, Doral Financial purchased an interest rate collar, designated to protect the Company against rising interest rates, with a notional amount of $300 million expiring in July 2008. Under the terms of the collar, Doral Financial is entitled to receive the excess between the 3 month LIBOR and 5.0% provided that the 3 month LIBOR is less than 8.0%. Doral Financial will not receive any payments if the 3 month LIBOR is less than 5.0% or greater than 8.0%. The premium paid by Doral Financial amounted to approximately $2.7 million and the fair value of the collar as of September 30, 2003 was approximately $2.4 million. The collar is accounted for at fair value with changes in the fair value accounted for in the trading activities of the statements of income.

      The following table summarizes the Company’s interest rate collars outstanding at September 30, 2003.

TABLE T
INTEREST RATE COLLARS
(DOLLARS IN THOUSANDS)

		ENTITLED PAYMENT
NOTIONAL AMOUNT	MATURITY DATE	CONDITIONS	PREMIUM PAID	FAIR VALUE

$200,000	June 2006	Excess 3-month LIBOR and 5.0%	$4,865	$560
$400,000	March 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,760	$1,000
$600,000	September 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,570	$1,950
$100,000	February 2008	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.0%	$ 955	$650
$100,000	April 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$1,000	$699
$200,000	April 2008	Excess 3-month LIBOR and 8.0% provided that 3-month LIBOR is less than 10.0%	$ 353	$200
$300,000	July 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$2,715	$2,400

      Doral Bank PR enters into interest rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Bank PR to interest rate and credit risk. At September 30, 2003, Doral Bank PR had outstanding two interest rate swaps agreements (each with a notional principal amount of $100,000,000) designated to protect Doral Bank PR from the repricing of its short-term liabilities. These agreements end on September 11, 2007 and September 12, 2007, respectively. The interest rate to be received by Doral Bank PR under each of the swaps agreements is 100% of the three-month LIBOR rate. The rates being received by Doral Bank on these swap agreements was 1.14% as of September 30, 2003. The fixed interest rate to be paid by Doral Bank under these agreements was 3.69% and 3.655%, respectively, as of September 30, 2003. At September 30, 2003, the agreements had an aggregate negative fair value of $6.4 million which is recorded as a liability in Doral Financial’s Consolidated Financial Statements.

      Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate future contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. For the nine month period ended September 30, 2003 average assets and liabilities related to derivatives were $47.3 million and $44.1 million, respectively. The notional amounts of assets and liabilities related to these derivatives totaled $29.1 billion and $22.3 billion, respectively, as of September 30, 2003. Notional amounts indicate the volume of derivatives activity but do not represent Doral Financial’s exposure to market or credit risk.

      The table below summarizes the fair values of Doral Financial’s derivatives, as well as the source of the fair values.

TABLE U
FAIR VALUE RECONCILIATION

FOR THE NINE MONTH
PERIOD ENDED
(IN THOUSANDS)	SEPTEMBER 30, 2003

Fair value of contracts outstanding at the beginning of the period	$(3,815)
Contracts realized or otherwise settled during the period	(29,834)
Fair value of new contracts entered into during the period	42,868
Changes in fair values during the period	(36,529)

Fair value of contracts outstanding at the end of the period	$(27,310)

TABLE V
SOURCE OF FAIR VALUE

(IN THOUSANDS)	PAYMENT DUE BY PERIOD

	MATURITY			MATURITY
AS OF SEPTEMBER 30, 2003	LESS THAN	MATURITY	MATURITY	IN EXCESS	TOTAL FAIR
SOURCE OF FAIR VALUE	1 YEAR	1-3 YEARS	3-5 YEARS	OF 5 YEARS	VALUE

Prices actively quoted	$(28,299)	$(283)	$188	$—	$(28,394)
Prices provided by other external sources	42	560	482	—	1,084

	$(28,257)	$277	$670	$—	$(27,310)

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

      An evaluation was carried out as of September 30, 2003 under the supervision and with the participation of Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

      ITEM 2 — CHANGES IN SECURITIES

      On September 29, 2003 and October 8, 2003, Doral Financial issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% Perpetual Cumulative Convertible Preferred Stock (the “convertible preferred stock”) having a liquidation preference of $250 per share. The convertible preferred stock ranks on parity with Doral Financial’s 7.00% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C, with respect to dividend rights and rights upon liquidation, winding up or dissolution. The terms of the convertible preferred stock do not permit Doral Financial to declare, set apart or pay any dividends or make any other distribution of assets on, or redeem, purchase, set apart or otherwise acquire shares of the Company’s common stock, or any other class of the Company’s stock ranking junior to the convertible preferred stock unless all accrued and unpaid dividends on the convertible preferred stock and any parity stock, at the time those dividends are payable, have been paid and the full dividend on the convertible preferred stock for the current quarterly dividend period is contemporaneously declared and paid or set aside for payment. The terms of the convertible preferred stock provide that if Doral Financial is unable to pay in full dividends on the convertible preferred stock and other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the convertible preferred stock and such other shares of stock be declared pro rata.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5 — OTHER INFORMATION

      Three-for-Two Stock Split. On October 15, 2003, Doral Financial announced that the Company’s Board of Directors had declared a three-for-two stock split on the Company’s common stock. The stock split will be effected in the form of a stock dividend of one additional share of common stock to be issued on December 11, 2003, for every two shares of common stock held of record on November 21, 2003. Fractional shares will be settled in cash on the basis of the average of the high and low sales price of the common stock on November 21, 2003. See Note q to the accompanying consolidated financial statements, which sets forth Doral Financial’s pro-forma per share data giving retroactive effect to the three-for-two stock split.

      Declaration of Cash Dividend. On October 15, 2003, the Board of Directors of Doral Financial also voted to declare a cash dividend of $0.18 per common share payable on December 4, 2003, to shareholders of record on November 14, 2003. The dividend represent a 29% increase in the Company’s quarterly dividend and follows a 27% increase in the common stock dividend previously announced on February 3, 2003. The additional shares issued as part of the stock split will not be entitled to receive the cash dividend payable on December 4, 2003. Following the effective date of the stock split described above, the regular quarterly dividend on the common stock will be adjusted from $0.18 per share to $0.12 per share, to reflect the additional shares issued as part of the stock split.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

See Exhibit Index.

      The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

      (b) Reports on Form 8-K

(i)	Current Report on Form 8-K, dated August 1, 2003, (a) reporting under Items 7 and 9 the issuance of a press release addressing the impact of the recent increase in mortgage rates on the Company’s loan production in Puerto Rico market and (b) filing as an exhibit under Item 7 a copy of the related press release dated August 1, 2003.

(ii)	Current Report on Form 8-K, dated September 10, 2003, (a) reporting under Items 7 and 9 the issuance of a press release stating that contrary to recent announcements by several large U.S. mortgage lenders, the Company was not experiencing a drop in mortgage production and (b) filing as an exhibit under Item 7 a copy of the related press release dated September 10, 2003.

(iii)	Current Report on Form 8-K, dated September 23, 2003, (a) reporting under Items 7 and 9 the issuance of a press release announcing that it had entered into an agreement, subject to standard closing conditions, to sell $300,000,000 of its 4.75% Perpetual Cumulative Convertible Preferred Stock in a private offering to qualified institutional buyers pursuant to Rule 144A. Doral Financial Corporation also granted the initial purchasers of the preferred stock an option to purchase up to an additional $45,000,000 of preferred stock and (b) filing as an exhibit under Item 7 a copy of the related press release dated September 23, 2003.

(iv)	Current Report on Form 8-K, dated September 30, 2003, (a) reporting under Items 5 and 7 stating that the Company closed the sale of 1,200,000 shares of its 4.75% Perpetual Cumulative Convertible Preferred Stock in a private offering to qualified institutional buyers pursuant to Rule 144A. Doral Financial Corporation also granted the initial purchasers of the preferred stock an option to purchase up to an additional 180,000 shares of preferred stock and (b) filing as exhibits under Item 7 thereof the Purchase Agreement, dated as of September 23, 2003 and the Certificate of Designation, dated September 25, 2003, including the form of 4.75% Perpetual Cumulative Convertible Preferred Stock.

(v)	Current Report on Form 8-K, dated October 8, 2003, (a) reporting under Items 5 and 7 the issuance of a press release announcing that it had sold 180,000 additional shares of its 4.75% Perpetual Cumulative Convertible Preferred Stock at an aggregate offering price of $45 million in a private offering to qualified institutional buyers pursuant to Rule 144A and (b) filing as an exhibit under Item 7 a copy of the related press release dated October 8, 2003.

(vi)	Current Report on Form 8-K, dated October 15, 2003, reporting under Items 5,7 and 12 (a) the issuance of a press release announcing a three-for-two stock split on the Company’s common stock, an increase in the quarterly dividend on the common stock and certain changes in the Board of Directors; (b) the issuance of a press release announcing the unaudited earnings results for the quarter ended September 30, 2003, and (c) filing as exhibits under Item 7 copies of the relevant press releases dated October 15, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: November 13, 2003	/s/ Salomón Levis

Salomón Levis Chairman of the Board and Chief Executive Officer

Date: November 13, 2003	/s/ Richard F. Bonini

Richard F. Bonini Senior Executive Vice President and Chief Financial Officer

Date: November 13, 2003	/s/ Ricardo Meléndez

Ricardo Meléndez Executive Vice President and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number		Description

1	-	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers named therein. (Incorporated by reference to the Exhibit 1 to the Current Report on Form 8-K of the Company dated September 30, 2003)

4	-	Certificate of Designation, dated as of September 25, 2003 designating the terms of the 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated by reference to the Exhibit 4 to the Current Report on Form 8-K of the Company dated September 30, 2003)

12(a)	-	Computation of Ratio of Earnings to Fixed Charges.

12(b)	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31(1)	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(2)	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(2)	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.