Form 10-K
period 2003-12-31
DORAL FINANCIAL CORP
filed 2004-03-11
CIK 840889

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17224

Doral Financial Corporation

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0312162
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1451 Franklin D. Roosevelt Avenue
San Juan, Puerto Rico	00920-2717
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (787) 474-6700.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

7% Noncumulative Monthly Income Preferred Stock, Series A
8.35% Noncumulative Monthly Income Preferred Stock, Series B
7.25% Noncumulative Monthly Income Preferred Stock, Series C

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒. No ☐.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

     $2,658,266,810, approximately, based on the last sale price of $29.77 per share on the New York Stock Exchange on June 30, 2003. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock: 107,907,512 shares as of February 27, 2004.	(continued)

DOCUMENTS INCORPORATED BY REFERENCE

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Stock Prices and Dividend Policy” in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 (the “Annual Report to Shareholders”).

Item 6	Selected Financial Data.	Information in response to this Item is incorporated by reference to the section entitled “Selected Financial Data” in the Company’s Annual Report to Shareholders.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	Information in response to this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk.	Information in response to this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” in the Company’s Annual Report to Shareholders.

Item 8	Financial Statements and Supplementary Data.	The financial statements and other information in response to this Item are incorporated by reference to the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders.

PART III

Item 10	Directors and Executive Officers of the Registrant.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Election of Directors and Related Matters” in the Company’s definitive Proxy Statement for use in connection with its 2004 Annual Meeting of stockholders (the “Proxy Statement”).

Item 11	Executive Compensation.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Security Ownership of Management and Principal Holders” in the Company’s Proxy Statement.

Item 13	Certain Relationships and Related Transactions.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Election of Directors and Related Matters-Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

Item 14	Principal Accountant Fees and Services	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Ratification of Independent Accountants” in the Company’s Proxy Statement.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EX-3.1(G) CERTIFICATE OF INCORPORATION
EX-3.2 BY-LAWS, AS OF JANUARY 23, 2003
EX-10.31 EMPLOYMENT AGREEMENT, SALOMON LEVIS
EX-10.32 EMPLOYMENT AGREEMENT, ZOILA LEVIS
EX-10.33 CONSULTING AGREEMENT, RICHARD F. BONINI
EX-10.34 EMPLOYMENT AGREEMENT, MARIO S. LEVIS
EX-10.35 EMPLOYMENT AGREEMENT, RICARDO MELENDEZ
EX-10.36 EMPLOYMENT AGREEMENT, EDISON VELEZ
EX-10.37 EMPLOYMENT AGREEMENT, DAVID R. LEVIS
EX-12(A) COMPUTATION OF RATIO OF EARNINGS
EX-12(B) COMPUTATIONOF RATIO OF EARNINGS
EX-13 ANNUAL REPORT TO SHAREHOLDERS, 2003
EX-21 LIST OF SUBSIDIARIES
EX-23 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

DORAL FINANCIAL CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

     Doral Financial Corporation (“Doral Financial” or the “Company”) is a diversified financial services company engaged in mortgage banking, commercial banking, institutional broker-dealer activities and insurance agency activities. Its activities are principally conducted in Puerto Rico and in the New York City metropolitan area. As of December 31, 2003, Doral Financial had consolidated assets of approximately $10.4 billion and consolidated stockholders’ equity of approximately $1.6 billion.

     Doral Financial’s principal strategy is to further develop its core mortgage banking business while expanding into other financial services such as branch banking, institutional securities services and insurance agency services that have natural synergies with its mortgage related businesses. Doral Financial seeks to leverage its reputation as the leading mortgage banker and the fourth largest commercial bank in Puerto Rico, as well as its base of over 300,000 clients, to cross-sell other financial services. Doral Financial also intends to continue to explore opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic or minority populations. Doral Bank, FSB, a federal savings bank, currently operates five branches in the New York City metropolitan area.

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

     Doral Financial seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt mortgage-backed securities backed by Puerto Rico mortgages and guaranteed by the Government National Mortgage Association, or GNMA securities, for longer periods prior to sale than most U.S. mortgage banking companies. This strategy reduces Doral Financial’s overall effective tax rate. Doral Financial’s banking subsidiaries also seek to increase net interest income by funding and holding for investment loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations. Doral Financial also operates two Puerto Rico international banking entities that invests in assets that generate interest and investment income that is generally not subject to income taxation for Puerto Rico or U.S. income tax purposes.

     Doral Bank, Doral Financial’s Puerto Rico banking subsidiary (“Doral Bank PR”), has opened 26 branches in the past five years. As of December 31, 2003, Doral Bank PR operated 37 branches in Puerto Rico, concentrated in the greater San Juan metropolitan area and the Island’s northeast region. Many of the recently opened branches are larger in size than typical Doral Bank PR branches and are referred to as Doral Financial Centers. Doral Bank PR subleases space in these centers to affiliates thereby allowing clients to obtain bank loan and deposit products from Doral Bank PR, residential mortgage loans from one of Doral Financial’s mortgage banking units, insurance products through Doral Insurance Agency, and securities services through representatives of UBS Financial Services Incorporated of Puerto Rico located at the branch under an agreement with Doral Bank PR.

     Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico. Doral Financial’s principal executive offices are located at 1451 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico, and its telephone number is (787) 474-6700.

Mortgage Banking Business

     Doral Financial conducts its mortgage banking activities in Puerto Rico primarily through its HF Mortgage Bankers division, and through its subsidiaries, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Investment Mortgage Bankers, Inc. On the United States mainland, Doral Financial conducts its mortgage banking activities through its subsidiary, Doral Money, Inc. Doral Financial operates 56 mortgage banking offices in Puerto Rico and one office on the United States mainland.

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

     Doral Financial’s current principal mortgage loan products are summarized below:

     FHA and VA loans. These are 15 to 30 year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2003, the maximum loan amount for a VA loan was $240,000 and for FHA loans the maximum ranged from $160,176 to $247,000, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $390,000 for a four-family dwelling.

     RHS loans. These are 30 year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 2003, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.

     Conforming conventional loans. These are loans that satisfy the underwriting criteria for standard sale or exchange programs of FNMA or FHLMC. As of December 31, 2003, the maximum loan amount for conforming conventional loans was $333,700 for a one-family dwelling.

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

     Mortgage Origination Channels

     Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio primarily by originations through its retail branch network. Doral Financial supplements retail originations with wholesale originations that encompass purchases of loans from third parties and referrals from mortgage brokers. Doral Financial, generally through its international banking entities, also purchases U.S. conforming loans without the associated servicing rights which are generally securitized into FNMA or FHLMC securities and sold in the market. In Puerto Rico, Doral Financial maintains specialized units for the origination of construction loans and loans to finance purchases of residences in new housing developments. The principal origination channels of Doral Financial’s mortgage banking units are summarized below.

     Retail branch network. The Company operates 56 mortgage banking offices in Puerto Rico and one branch office in the United States. Customers are sought through aggressive advertising campaigns in local newspapers, as well as direct mail and telemarketing campaigns. The Company emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.

     Wholesale activities. Doral Financial purchases conforming mortgage loans on a wholesale basis from U.S. financial institutions without the related servicing rights which are generally securitized into FNMA or FHLMC securities and sold into the market. Doral Financial also purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of nonconforming mortgage loans and to a lesser extent FHA and VA loans for securitization into GNMA securities and resale to institutional investors. For the years ended December 31, 2003 and 2002 total loan purchases amounted to approximately $2.1 billion and $1.8 billion, respectively, of which $1.7 billion and $1.5 billion consisted of U.S. conforming loans.

     New housing unit. In Puerto Rico, Doral Financial maintains a separate unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the purchase of homes in newly developed housing projects. Doral Financial originated approximately $519 million of mortgage loans to finance the purchase of homes within new housing projects during the year ended December 31, 2003, compared to $494 million for the year ended December 31, 2002.

     New York multi-family and commercial real estate lending subsidiary. During 1998, Doral Financial established a lending subsidiary in the New York City metropolitan area, Doral Money, that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties, including bridge loans and loans to finance the rehabilitation of multi-family residential buildings. During the years ended December 31, 2003 and 2002, this subsidiary originated approximately $45 million and $53 million, respectively, of mortgage loans, consisting principally of this type of mortgage product.

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

     Loan Underwriting

     All loan originations, regardless of whether originated through the retail network, purchased from third parties or obtained through mortgage brokers, must be underwritten in accordance with Doral Financial’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. Doral Financial’s underwriting standards also comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, Federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. Doral Financial’s underwriting personnel, while operating within Doral Financial’s loan offices, make underwriting decisions independent of Doral Financial’s mortgage loan origination personnel. Under Doral Financial’s quality control plan, Doral Financial reverifies a portion of the mortgage loans funded each month, to provide reasonable assurance that Doral Financial’s underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, Doral Financial reconfirms employment status, the source of down payment and other key items.

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

     Doral Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Financial may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table J in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section incorporated by reference in this report for detailed information on the composition and movement of Doral Financial’s mortgage loan servicing portfolio.

     The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Doral Financial often sells non-conforming loans on a recourse or partial recourse basis. For additional information regarding recourse obligations, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Activities.”

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

     Sale of Loans and Securitization Activities

     Residential Mortgage Loans. Doral Financial customarily sells or securitizes most of the residential mortgage loans that it originates and purchases, except for certain residential loans held at its banking subsidiaries. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more (generally $2.5 million for serial notes) for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2003 and 2002, Doral Financial issued approximately $375 million and $509 million, respectively, in GNMA-guaranteed mortgage-backed securities.

     Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for

FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2003 and 2002, Doral Financial securitized approximately $2.3 billion and $1.5 billion, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2003 and 2002, Doral Financial sold approximately $593.0 million and $353.3 million, respectively, of loans through the FNMA and FHLMC cash window program.

     Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are generally sold in bulk to local financial institutions or to FNMA or FHLMC in negotiated transactions. Doral Financial’s bulk sales generally operate very similar to securitization transactions because when Doral Financial sells a pool of loans to an investor it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool being purchased. Any amounts received on the mortgages above the pass-through rate are retained by Doral Financial. The pass-through rate paid to the investors may be a fixed rate or more often a variable rate generally based on a spread over the three-month London Interbank Offered Rate (“Libor”). The present value of the future cash flow retained by Doral Financial above standard servicing fees for FNMA or FHLMC are recognized on Doral Financial’s financial statements as interest only strips (“IOs”). The fair values assigned to the IOs and the mortgage servicing rights reduce the carrying amount of the loan sold. The gain realized on the sale of the loan is determined by the difference of the sales price for the loan over the carrying amount. See “Management’s Discussion Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” incorporated herein by reference for a more detailed discussion of the impact of IOs on Doral Financial’s Consolidated Financial Statements. Currently, a liquid secondary market for IOs does not exist in Puerto Rico. Doral Financial, however, in the past has been able to sell IOs to financial institutions in private transactions on a regular basis.

     The relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA, RHS and VA loans and non-conforming loans depends on market conditions, including the needs of borrowers, the relative pricing and return on sales of the different types of mortgage loans and the maximum amounts for the various types of loans.

     Doral Financial generally sells non-conforming loans on a limited or full recourse basis. As of December 31, 2003 and 2002, Doral Financial was servicing mortgage loans with an aggregate principal amount of $2.4 billion and $2.2 billion, respectively, on a full or limited recourse basis. As of December 31, 2003 and 2002, Doral Financial’s maximum aggregate recourse obligation relating to its mortgage servicing portfolio was approximately $1.9 billion and $1.5 billion, respectively. As of December 31, 2003, Doral Financial maintained a reserve of $3.7 million to absorb potential losses from such recourse arrangements. For the year ended December 31, 2003, Doral Financial recognized net credit losses of approximately $426,000 on loans it was required to purchase pursuant to recourse arrangements.

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

Banking Activities

     Doral Financial is engaged in commercial banking activities in Puerto Rico through its subsidiary, Doral Bank PR. As of December 31, 2003, Doral Bank PR operated through 37 branches in Puerto Rico. Doral Bank PR offers a variety of mortgage products similar to those offered by Doral Financial’s mortgage banking units. Doral Bank PR’s lending activities are concentrated primarily on the origination of residential mortgage loans and are closely integrated with Doral Financial’s mortgage banking units as described below. Residential mortgage loans originated by Doral Bank PR are usually sold through Doral Financial’s mortgage banking units. As of December 31, 2003, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $1.4 billion, which includes mortgage loans held-for-sale by Doral Bank PR’s wholly-owned subsidiaries, Doral Money and Doral International. As of December 31, 2003, Doral Bank PR had loans classified as loans receivable of approximately $1.3 billion of which $529.1 million consists of residential mortgage loans. Doral Bank PR is also actively involved in originating construction loans to finance the construction of residential home developments and, to a lesser extent, commercial real estate projects. During 2003, Doral Bank PR began to more actively pursue commercial loans secured by real estate collateral.

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

     Doral Bank PR is also a party to a Master Servicing and Collection Agreement (the “Master Servicing Agreement”) with Doral Financial’s mortgage banking units, whereby these units have agreed to service all of Doral Bank PR’s loans originated after the date of the Master Servicing Agreement. Doral Financial is entitled to receive a servicing fee, net of guarantee fees, ranging from 25 to 44 basis points of the outstanding principal amount of the loans being serviced. Doral Bank PR retains the right to terminate Doral Financial’s servicing rights, without cause, upon notice to Doral Financial.

     On October 14, 1999, Doral Financial entered the banking business in the New York City metropolitan area through a newly-chartered federal savings bank subsidiary, Doral Bank, FSB (“Doral Bank NY”). Doral Bank NY offers retail banking services and products and currently operates five branch locations in the New York City metropolitan area. Doral Bank NY plans to expand its network throughout the five New York boroughs with a goal of opening five more branches in 2004. To date, Doral Bank, NY has focused its lending activities on loans secured by multi-family apartment buildings and commercial properties located in the New York City metropolitan area. Doral Bank NY also purchases conforming residential loans from financial institutions.

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

     For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiaries please refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference into this Form 10-K.

Institutional Broker-Dealer Activities

     Doral Financial is involved in the securities business through Doral Securities, a broker-dealer firm registered with the Securities and Exchange Commission (the “SEC”) and a member of the National Association of Securities Dealers, Inc. (the “NASD”). Doral Securities provides institutional brokerage, financial advisory and investment banking services. In the second quarter of 2002, Doral Financial closed the sale of its retail securities brokerage business to UBS Financial Services Incorporated of Puerto Rico (“UBS Financial Services”). As part of the transaction, UBS Financial Services agreed to provide retail securities services in selected Doral Financial bank branch locations and to pay Doral Financial a base rent plus a portion of all commissions earned with respect to sales of securities at these locations. Under the terms of this transaction, Doral Securities will also continue to receive commission income over the next two years from the sale of its retail securities brokerage business to UBS Financial Services.

     As a result of the sale of its retail unit, Doral Securities now concentrates its efforts on sales to institutional clients as well as investment banking services in both the public and private capital markets. During 2003, Doral Securities also began asset management services by acting as a co-investment manager to a local fixed income investment company. Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including Doral Financial, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 2003, Doral Securities had $69.3 million in outstanding reverse repurchase agreements, of which approximately $19.3 million consisted of funds loaned to Doral Financial and its subsidiaries and which are eliminated in the preparation of Doral Financial’s Consolidated Financial Statements. Doral Securities has made a strategic decision to reduce its repurchase operation, generally limiting its repurchase transactions to fund transactions for affiliates.

Other Investment Activities

     As a result of Doral Financial’s mortgage securitization activities, Doral Financial maintains a substantial portfolio of mortgage-backed securities classified as held-for-trading. Doral Financial also invests in securities that are classified either as available-for-sale or held-to-maturity. Doral Financial operates two international banking entities under Puerto Rico law that are not generally subject to Puerto Rico income taxation on the interest earned on the securities held by them or on the gains from the sale of securities held by them. Among other activities, Doral Financial’s international banking entities generate investment income by purchasing U.S. whole loans, securitizing them into mortgage-backed securities and selling them into the market. Because Doral Financial and its Puerto Rico subsidiaries are considered foreign corporations for U.S. income tax purposes they generally are not subject to U.S. income tax on the interest earned on such securities.

     Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Trading Activities” and to Notes 5, 6 and 7 to Doral Financial’s Consolidated Financial Statements for more detailed information on Doral Financial’s investment activities.

Insurance Agency Activities

     Taking advantage of the cross-marketing opportunities provided by financial modernization legislation, Doral Financial entered the insurance agency business in Puerto Rico commencing on December 1, 2000. Doral Insurance Agency currently earns commissions by acting as agent in connection with the issuance of insurance policies by unaffiliated insurance companies. During 2003 and 2002, Doral Insurance Agency produced insurance fees and commissions of $7.9 million and $6.9 million, respectively. Doral Insurance Agency anticipates continued growth as it expands the products and services it provides and continues to cross market its services to Doral Financial’s existing customer base.

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

     Doral Financial’s international banking entities are generally not subject to Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets including certain U.S. securities. In connection with local legislation that was passed on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, Doral Financial has made a decision to phase out the operations of Doral Overseas a division at the parent company level. The investing activities previously carried out by Doral Overseas will now be conducted by Doral International, Inc., another international banking entity and a wholly-owned subsidiary of Doral Bank-PR. As a result, Doral Financial will continue enjoying 100% tax-exempt income from its international banking operation.

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

Employees

     At January 31, 2004, Doral Financial employed 2,410 persons, of which 2,318 were employed in Puerto Rico. Of these, 1,375 were employed in the mortgage banking units, with 841 involved in loan production activities and 178 involved in loan servicing activities. As of such date, Doral Financial’s banking, broker-dealer and insurance operations employed 1,019, seven, and nine employees, respectively. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure

     For information regarding Doral Financial’s operating segments, please refer to Note 32 to Doral Financial’s Consolidated Financial Statements “Segment Information” and the information provided under the caption “Operating Segments” in the Management’s Discussion and Analysis of Financial Conditions and Results of Operation incorporated by reference into this Form 10-K.

     Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico based operations accounted for 96% of Doral Financial’s consolidated assets as of December 31, 2003 and 99% of Doral Financial’s consolidated revenues for the year then ended. Approximately, 73% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	December 31,
	2003	2002	2001
Puerto Rico	73%	70%	76%
United States(1)	27%	30%	24%

(1)	Includes wholesale purchases from U.S. financial institutions by Doral Financial’s Puerto Rico based mortgage units.

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

The Commonwealth of Puerto Rico, USA

     General. Puerto Rico, the fourth largest and most economically developed of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. The average flying time from New York City is approximately 31/2 hours and from Miami, Florida 21/2 hours. Puerto Rico is approximately 100 miles long and 35 miles wide. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million. The Caribbean region has a population of over 30 million located in more than 25 principal islands.

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

     Gross product increased from $35.1 billion for fiscal 1998 ($32.4 billion in 1996 prices) to $45.2 billion ($35.2 billion in 1996 prices) for fiscal 2002. Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 2002, personal income per capita was $11,069. Average employment increased from 1,137,000 in fiscal 1998 to 1,169,600 in fiscal 2002 and to 1,210,800 for fiscal 2003. Average unemployment decreased from 13.6% in fiscal 1998 to 12.0% in fiscal 2002 and remained stable at 12.1% during fiscal 2003.

     Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollar and the level of interest rates and changes to existing tax incentive legislation as discussed below. The Puerto Rico Planning Board’s real gross product forecast for the fiscal year ending June 30, 2004, which was released in February 2003, projects an increase of 2.5%. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy.

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

     Each of Doral Financial’s mortgage banking subsidiaries that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s operations in the mainland United States are subject to regulation by various state regulators in those states in which it conducts business.

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

     Financial Modernization Legislation

     Doral Financial is a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Act, bank holding companies, such as Doral Financial, all of whose depository institutions are “well capitalized” and “well managed”, as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).

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

     Set forth below are the Company’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2003, based on existing Federal Reserve, FDIC and OTS guidelines.

				Well
				Capitalized
	Doral Financial	Doral Bank PR	Doral Bank NY	Minimum
Total capital ratio (total capital to risk weighted assets)	22.7%	18.6%	23.7%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	22.3%	17.9%	23.5%	6.0%
Leverage ratio(1)	14.6%	6.5%	9.2%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.

     Failure to meet capital guidelines could subject a bank holding company or an insured bank to a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “FDICIA” below.

     In 2002, the federal banking and thrift regulatory agencies changed the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The rule attempts to more consistently treat recourse obligations for the agencies’ risk-based capital requirements. The rule imposes a new dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests. The capital ratios set forth above reflect the impact of this rule.

     The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently generally 50%. As of December 31, 2003, Doral Financial’s outstanding balance of loans sold with recourse was $2.4 billion.

     Doral Financial treats all of the IOs retained in connection with the sale of non-conforming loans as credit-enhancing interest-only strips under the rule and thus are subject to a dollar-for-dollar capital requirement for risk-based capital purposes and to the 25% concentration limit for Tier 1 capital purposes.

     Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the holding company level and, accordingly, the rule only impacts the regulatory requirements applicable to Doral Financial as a bank holding company and has no impact on the banking subsidiaries.

     The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. The BIS is working to finalize a new capital accord in, allowing for implementation of the new framework in each country at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, Doral Financial expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. Doral Financial cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to Doral Financial and its subsidiaries.

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

     At December 31, 2003, Doral Financial’s banking subsidiaries were both well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of Doral Financial, Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institution’s financial condition and results of operations.

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

     Interstate Banking Legislation

     Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997, expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable Federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

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

     As a Federal savings bank, Doral Bank NY is subject to the branching regulations promulgated by the OTS. Such regulations allow Doral Bank NY to branch on an interstate basis without geographic limitations.

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

     The Deposit Insurance Funds Act of 1996 also separated, effective January 1, 1997, the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 1.68 cents per $100 of deposits. As of December 31, 2003, Doral Bank PR and Doral Bank NY had a deposit base of approximately $2.7 billion and $333.9 million, respectively (consisting entirely of SAIF assessment deposits).

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

     As of December 31, 2003, Doral Bank PR and Doral Bank NY had a total of approximately $962.5 million and $22.8 million, respectively, of brokered deposits, compared to approximately $641.3 million and $13.2 million, respectively, as of December 31, 2002. Doral Bank PR and Doral Bank NY use brokered deposits as a source of inexpensive long-term funding.

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

     Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2003, Doral Bank PR’s reserve fund complied with the legal requirement.

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

     Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. The Office of the Commissioner has permitted up to 50% of retained earnings. As of December 31, 2003, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $45.4 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2003, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $100.9 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

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

     OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2003, the legal lending limit for Doral Bank NY under this regulation was approximately $6.9 million. Doral Bank NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY’s expanded aggregate legal lending limit under this provision was approximately $11.5 million as of December 31, 2003.

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

     Doral Financial’s results are very sensitive to interest rate fluctuations. Changes in interest rates can adversely affect the following areas of its business:

•	the number of mortgage loans it originates and purchases;

•	the net interest income it earns on loans and securities;

•	its gain on the sale of loans;

•	the value of its securities holdings; and

•	the value of its servicing asset and interest only strips.

     Higher interest rates increase the cost of mortgage loans to consumers and therefore reduce consumer demand for mortgage loans. Reduced demand for mortgage loans negatively impacts Doral Financial’s profits because it results in lower loan originations by Doral Financial and lower mortgage origination income. Demand for refinance loans is generally more sensitive to increases in interest rates.

     Unanticipated significant increases in short-term interest rates reduce net interest income, which makes up an important part of Doral Financial’s earnings. Net interest income is the difference between the interest received by Doral Financial on its assets and the interest paid on its borrowings. Most of Doral Financial’s assets, like its mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates as in the mail. In contrast, most of Doral Financial’s borrowings are short-term. When interest rates rise,

Doral Financial must pay more in interest on its borrowings while the interest earned on its assets does not rise as quickly. This causes profits to decrease.

     If long-term interest rates increase significantly between the time Doral Financial commits to or establishes an interest rate on a mortgage loan and the time it sells the loan, Doral Financial may realize a reduced gain or a loss on that sale.

     Significant increases in interest rates may reduce the value of Doral Financial’s financial assets and may have an adverse impact on its earnings and financial condition. Doral Financial owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise.

     Significant decreases in interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of Doral Financial’s servicing assets and interest only strips, or IOs. Doral Financial’s servicing assets reflect the estimated present value of the fees Doral Financial expects to receive on the mortgages it services over their expected term. IOs are the estimated present value of cash flows Doral Financial expects to receive on the economic interest it retains in loans sold or securitized by Doral Financial. If prepayments increase above expected levels, the value of Doral Financial’s servicing assets and IOs will decrease because the amount of future fees or cash flows expected to be received by Doral Financial from the servicing assets and IOs will decrease. In such case, Doral Financial may be required to recognize this decrease in value by taking a charge against its earnings. As of December 31, 2003, the unamortized value of Doral Financial’s servicing assets and IO’s retained in sale and securitization transactions recorded on Doral Financial’s statements was $167.5 million and $578.1 million, respectively.

Doral Financial is exposed to credit risks from mortgage loans held pending sale on that have been sold subject to recourse arrangements.

     Doral Financial is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. Doral Financial also often retains all or part of the credit risk on sales of mortgage loans that do not qualify for GNMA, FNMA or FHLMC sale or exchange programs and consequently may suffer losses on these loans. Doral Financial suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property.

Doral Financial is subject to default risk in connection with the loans it originates for its own portfolio.

     Doral Financial is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated for its own portfolio, including those loans originated by its banking subsidiaries for investment. Doral Financial establishes provisions for loan losses, which are charged to operations, in order to maintain its allowance for loans losses at a level which management deems to be appropriate based upon management’s assessment of prior loss experience, the volume and type of lending being conducted, industry standards, past due loans, general economic conditions in its market area and other factors related to the collectibility of the loan portfolio. Although Doral Financial’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of future loan losses or that Doral Financial will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in Doral Financial’s provisions for loan losses could have a negative impact on Doral Financial’s future financial condition and results of operations.

Increases in Doral Financial’s originations of construction and commercial loans have increased Doral Financial’s credit risks.

     Doral Financial’s increase in originations of construction loans and mortgage loans secured by income producing residential buildings and commercial properties through its banking subsidiaries has increased the credit risks to which Doral Financial is exposed. These types of loans involve greater credit risks than residential mortgage loans because they are larger in size and concentrate more risk in a single borrower. The properties securing these loans are also harder to dispose of in foreclosure.

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

Item 2. Properties

     During the first quarter of 2002, Doral Financial moved its principal administrative and executive offices to a new office building known as the Doral Financial Plaza, located at 1451 F.D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned by Doral Financial and has approximately 200,000 square feet of office and administrative space. The Doral Financial Plaza is subject to a mortgage in the amount of $44.1 million.

     Doral Financial also leases administrative office spaces at the following locations:

Location	Business Activity
1159 F.D. Roosevelt Avenue(1) San Juan, Puerto Rico	Mortgage Banking

305 F.D. Roosevelt Avenue(1) Hato Rey, Puerto Rico	Mortgage Banking

279 Ponce de León Avenue(2) Hato Rey, Puerto Rico	Commercial Banking/ Mortgage Banking

387 Park Avenue South(3) New York, New York	Federal Savings Bank/ Mortgage Banking

(1)	Retail mortgage banking branch also located here.

(2)	Retail mortgage banking and commercial bank branch also located here.

(3)	Federal Savings Bank and retail mortgage banking branch also located here.

     In addition to the administrative offices listed above, Doral Financial maintains 56 retail mortgage banking branches in Puerto Rico and one in the New York metropolitan area, 37 commercial banking branches in Puerto Rico and one broker-dealer branch in Puerto Rico, all except for seven of which are leased, and five retail branches for its thrift operation in the New York City metropolitan area, all of which are leased. Doral Financial considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on Doral Financial’s business.

     During 2003, Doral Financial purchased two floors (18,176 square feet per floor) in a commercial building adjacent to the Doral Financial Plaza. Doral Bank PR’s administrative offices will be located in these facilities.

Item 3. Legal Proceedings

     In the opinion of Doral Financial’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The information required by this Item is included under the caption “Stock Prices and Dividend Policy” in Doral Financial’s Annual Report to Shareholders for the year ended December 31, 2003 filed as Exhibit 13 to this Form 10-K (the “Annual Report to Shareholders”) and is incorporated herein by reference.

     On September 29, 2003 and October 8, 2003, Doral Financial sold an aggregate of 1,380,000 shares of its 4.75% Perpetual Cumulative Convertible Stock (liquidation $250 per share) in a private offering to qualified institutional buyers pursuant to Rule 144A. The net proceeds to Doral Financial after discounts and expenses was $336.5 million. The issue was sold through a group of investment banking firms consisting of Wachovia Securities, LLC, UBS Warburg LLC, Deutsche Bank Securities, Inc. and Brean Murray & Co., Inc. Each share of preferred stock is currently convertible into 6.2856 shares of common stock, subject to certain conditions, only if (i) during any fiscal quarter after September 30, 2003, the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the preferred stock; (ii) upon the occurrence of certain corporate transactions; or (iii) upon the delisting of Doral Financial’s common stock. Pursuant to a registration rights agreement, Doral Financial has registered the shares of preferred stock and common stock issuable upon conversion under the Securities Act of 1933 for resale by the buyers thereof.

     Doral Financial did not purchase any of its equity securities during 2003.

     For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, see Item 12 on page 26.

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

     The Company’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years are as follows:

Year ended Dec. 31,
	2003	2002	2001	2000	1999
Ratio of Earnings to Combined Fixed Charges
Including Interest on Deposits	2.44x	1.98x	1.55x	1.33x	1.46x
Excluding Interest on Deposits	2.98x	2.35x	1.74x	1.41x	1.59x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	2.23x	1.87x	1.49x	1.29x	1.41x
Excluding Interest on Deposits	2.64x	2.17x	1.65x	1.37x	1.52x

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

	Year ended Dec. 31,
(In thousands)	2003	2002	2001	2000	1999

Long-term obligations	$3,332,147	$3,510,936	$1,927,892	$1,465,175	$1,061,304
Cumulative preferred stock	$345,000	—	—	—	$8,460
Non-Cumulative preferred stock	$228,250	$228,250	$124,750	$124,750	$74,750

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

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of Doral Financial, together with the report thereon of PricewaterhouseCoopers LLP, the Company’s independent accountants, dated February 24, 2004, appearing on pages 71 through 114 of Doral Financial’s Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Doral Financial’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year in which this report relates that have materially affected, or are reasonably likely to materially affect, the registrants internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information in response to this Item is incorporated herein by reference to the section entitled “Election of Directors and Related Matters” contained in Company’s definitive Proxy Statement for its 2004 Annual Meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of Doral Financial’s 2003 fiscal year.

Item 11. Executive Compensation

     Information in response to this Item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information in response to this Item is incorporated herein by reference to the sections entitled “Security Ownership of Management and Principal Holders” and “Executive Compensation” of the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Information in response to this Item is incorporated herein by reference to the sections entitled “Election of Directors and Related Matters — Certain Relationships and Related Transactions” of the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

     Information in response to this Item is incorporated by reference to the section entitled “Ratification of Independent Accountants” in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report.

(1)	Financial Statements.

               The following consolidated financial statements of Doral Financial, together with the report thereon of the Company’s independent auditors, PricewaterhouseCoopers LLP, dated February 24, 2004, appearing on pages 71 through 114 in the Annual Report to Shareholders, are incorporated herein by reference:

Report of Independent Auditors
Consolidated Statements of Financial Condition as of December 31, 2003 and 2002
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2003
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2003
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

               All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit
Number	Description
3.1(c)	Second Restated Certificate of Incorporation of Doral Financial. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

3.1(d)	Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A (Incorporated herein by reference to exhibit number 3.4 of the Company’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

3.1(e)	Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

Exhibit
Number	Description
3.1(f)	Certificate of Designation creating the 8.35% Noncumulative Monthly Income Preferred Stock, Series B, (Incorporated herein by reference to exhibit number 3.3 of the Company’s Registration Statement on Form 8-A filed with the Commission on August 29, 2000.)

3.1(g)	Certificate of Incorporation of Doral Financial, as currently in effect. (Filed herewith.)

3.1(h)	Certificate of Designation creating the 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 3.3 of the Company’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

3.1(i)	Certificate of Designation, dated as of September 25, 2003, designating the terms of the Company’s 4.75% Perpetual Cumulative Convertible Preferred Stock, including form of stock certificate (Incorporated herein by reference to Exhibit 4 to the Company’s current Report on Form 8-K dated September 30, 2003.)

3.2	By-laws of Doral Financial, as amended as of January 23, 2004. (Filed herewith.)

4.1	Common Stock Certificate. (Incorporated herein by reference to the same exhibit number of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

4.2	1997 Employee Stock Option Plan (Incorporated herein by reference to the same exhibit number of the Company’s Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.)

4.3	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.4	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.5	Form of Serial and Term Bond. (included in Exhibit 4.4 hereof).

4.6	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.7	Mortgage Note secured by First Mortgage referred to in Exhibit 4.6 hereto. (included in Exhibit 4.6 hereof)

4.8	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated by reference to exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 14, 1999.)

4.10	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated by reference to exhibit number 4.3 of the Company’s Current Report on Form 8-K dated May 14, 1999.)

4.11	Form of Note for Doral Financial’s 8.5% Medium-Term Senior Notes, Series A due July 8, 2004. (Incorporated by reference to exhibit number 4.1 of the Company’s Current Report on Form 8-K dated July 7, 1999.)

4.12	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4.1 of the Company’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

4.13	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of the Company’s Registration Statement on Form 8-A filed with the Commission on August 29, 2000.)

4.14	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Bankers Trust Company, as trustee. (Incorporated by reference to exhibit number 4.9 to the Company’s Current Report on Form 8-K dated March 27, 2001.)

4.15	Form of 7.65% Senior Note of Doral Financial. (Incorporated by reference to exhibit number 4.10 to the Company’s Current Report on Form 8-K dated March 27, 2001.)

Exhibit
Number	Description
4.16	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of the Company’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

4.17	Form of Stock Certificate for the 4.75% Perpetual Cumulative Convertible Preferred Stock. (Included in Exhibit 3.1(i) hereof.)

10.1	Amended and Restated Master Production Agreement, dated as of October 1, 1995, between Doral Financial, Doral Mortgage and Doral Bank. (Incorporated by reference to exhibit number 19.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.2	Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between Doral Financial and Doral Bank. (Incorporated by reference to exhibit number 19.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.3	Master Repurchase Agreement among Merrill Lynch Mortgage Capital, Inc., Doral Financial and Doral Mortgage together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12, 1995. (Incorporated herein by reference to the exhibit number 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.4	Exchange Agreement dated July 9, 1997, between Doral Financial and Popular, Inc. (Incorporated herein by reference to the exhibit number 10.62 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.5	Master Servicing and Collection Agreement dated October 1, 1995, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.64 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.6	First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.66 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.7	First Amendment to Amended and Restated Master Production Agreement, dated as of March 1, 1996, between Doral Financial, Doral Mortgage Corporation and Doral Bank, respectively. (Incorporated herein by reference to exhibit number 10.67 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.8	Indenture, dated as of October 10, 1996, between the Company and Bankers Trust Company, as trustee, including form of Senior Note. (Incorporated herein by reference to exhibit number 10.69 of the Company’s Quarterly Report For 8-K, dated October 10, 1996.)

10.9	Credit Agreement dated November 5, 1997, between Doral Financial, Doral Mortgage, the lender party thereto, and Bankers Trust Company as Agent. (Incorporated herein by reference to exhibit number 10.73 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.)

10.10	Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan. (Incorporated herein by reference to exhibit number 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.11	First Supplemental Indenture, dated as of October 19, 1998, between the Company and Bankers Trust Company. (Incorporated herein by reference to exhibit number 10.79 of the Company’s Current Report on Form 8-K dated October 19, 1998.)

10.12	Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto, and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

10.13	Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

10.14	Note Purchase Agreement, dated September 17, 1999 (including form of Senior Note). (Incorporated by reference to exhibit number 10.88 of the Company’s Current Report on Form 8-K dated October 7, 1999.)

Exhibit
Number	Description
10.15	Master Repurchase Agreement, dated as of June 4, 1999, between Doral Financial and Bear Stearns Mortgage Capital Corporation. (Incorporated by reference to exhibit number 10.89 of the Company’s Current Report on Form 8-K dated October 7, 1999.)

10.16	First Amendment, dated as of November 30, 1999, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto, and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.17	First Amendment, dated as of November 30, 1999, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial Corporation, Doral Mortgage Corporation, the lenders party thereto, and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.18	First Amendment, dated as of December 23, 1999, to Warehousing Loan Agreement, dated as of April 29, 1999, among Doral Financial, Doral Mortgage Corporation and Citibank, N.A. (Incorporated herein by reference to exhibit number 10.98 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.19	Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Mortgage Capital Inc. (Incorporated herein by reference to exhibit number 10.99 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.20	Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto, and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.101 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.21	Second Amendment, dated as of June 23, 2000, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto, and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.102 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.22	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2000, between Bear Stearns Mortgage Capital Corporation and Doral Financial Corporation (Incorporated herein by reference to exhibit number 10.103 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.23	Amendment No. 2, dated as of November 6, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to exhibit number 10.104 of the Company’s Annual Report or Form 10-K for the year ended December 31, 2000.)

10.24	Amendment No.3, dated as of December 22, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to exhibit number 10.105 of the Company’s Annual Report or Form 10-K for the year ended December 31, 2000.)

10.25	Administrative Procedures governing Fixed and Floating Rate Medium-Term Notes, Series A, dated as of May 14, 1999. (Incorporated by reference to exhibit number 99 of the Company’s Current Report on Form 8-K dated May 14, 1999.)

10.26	Amendment No. 1, dated as of August 5, 2000, to Master Repurchase Agreement, dated as of January 12, 1995, between Merrill Lynch Mortgage Capital Inc., Doral Financial and Doral Mortgage Corporation. (Incorporated herein by reference to exhibit number 10.107 of the Company’s Annual Report or Form 10-K for the year ended December 31, 2000.)

Exhibit
Number	Description
10.27	Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement (Warehouse Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto, and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.108 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.28	Third Amendment, dated as of June 22, 2001, to Amended and Restated Credit Agreement (Servicing Facility), dated as of June 25, 1999, between Doral Financial, Doral Mortgage Corporation, the lenders party thereto, and Bankers Trust Company, as agent and lender. (Incorporated herein by reference to exhibit number 10.109 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.29	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of the Company’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated by reference to Exhibit 1 to the Company’s current report on Form 8-K dated September 30, 2003.)

10.30	Employment Agreement, dated as of April 1, 2002, between the Company and Frederick C. Teed. (Incorporated herein by reference to exhibit number 10.110 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.31	Employment Agreement, dated as of January 1, 2004, between the Company and Salomon Levis. (Filed herewith.)

10.32	Employment Agreement, dated as of January 1, 2004, between the Company and Zoila Levis. (Filed herewith.)

10.33	Consulting Agreement, dated as of January 1, 2004, between the Company and Richard F. Bonini. (Filed herewith.)

10.34	Employment Agreement, dated as of January 1, 2004, between the Company and Mario S. Levis. (Filed herewith.)

10.35	Employment Agreement, dated as of January 1, 2004, between the Company and Ricardo Meléndez. (Filed herewith.)

10.36	Employment Agreement, dated as of January 1, 2004, between the Company and Edison Vélez. (Filed herewith.)

10.37	Employment Agreement, dated as of February 24, 2004, between the Company and David R. Levis. (Filed herewith.)

12(a)	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. (Filed herewith.)

13	Annual Report to Shareholders for the year ended December 31, 2003. (Filed herewith.)

21	List of Doral Financial’s subsidiaries. (Filed herewith.)

23	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

31(1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32(2)	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

               The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish any such instruments to the Securities and Exchange Committee upon request.

(b) Reports on Form 8-K.

(1)	Current Report on Form 8-K, dated October 8, 2003, (a) reporting under Items 5 and 7 the issuance of a press release announcing that it had sold 180,000 additional shares of its 4.75% Perpetual Cumulative Convertible Preferred Stock at an aggregate offering price of $45 million in a private offering to qualified institutional buyers pursuant to Rule 144A and (b) filing as an exhibit under Item 7 a copy of the related press release dated October 8, 2003.

(2)	Current Report on Form 8-K, dated October 15, 2003, reporting under Items 5, 7 and 12 (a) the issuance of a press release announcing a three-for-two stock split on the Company’s common stock, an increase in the quarterly dividend on the common stock and certain changes in the Board of Directors; (b) the issuance of a press release announcing the unaudited earnings results for the quarter ended September 30, 2003, and (c) filing as exhibits under Item 7 copies of the relevant press releases dated October 15, 2003.

(3)	Current Report on Form 8-K, dated November 11, 2003, (a) reporting under Items 7 and 9 the issuance of a press release stating that contrary to recent announcements by several large U.S. mortgage lenders, the Company was not experiencing a drop in mortgage production and (b) filing as an exhibit under Item 7 a copy of the related press release dated November 11, 2003.

(4)	Current Report on Form 8-K, dated December 9, 2003, (a) reporting under Items 7 and 9 the issuance of a press release stating that contrary to recent reports regarding certain large U.S. mortgage lenders, the Company was experiencing record mortgage production levels in the fourth quarter as well as record gains from sales of mortgage loan and (b) filing as an exhibit under Item 7 a copy of the related press release dated December 9, 2003.

(5)	Current Report on Form 8-K, dated January 5, 2004, (a) reporting under Items 7 and 9 the issuance of a press release announcing that it expects to release its earnings for the quarter and year ended December 31, 2003, on or about January 14, 2004 and (b) filing as an exhibit under Item 7 a copy of the related press release dated January 5, 2004.

(6)	Current Report on Form 8-K, dated January 14, 2004, reporting under Items 7 and 12 (a) the issuance of a press release announcing the unaudited earnings results for the quarter and year ended December 31, 2003 and (b) filing as an exhibit under Item 7 a copy of the related press release dated January 14, 2004.

(7)	Current Report on Form 8-K, dated February 3, 2004, (a) reporting under Items 7 and 9 the issuance of a press release announcing that the Registration Statement on Form S-3 relating to the resale of its 4.75% Perpetual Cumulative Convertible Preferred Stock, and the underlying common stock issuable upon conversion of the preferred stock, by the selling security holders named therein had been declared effective by the Securities and Exchange Commission and (b) filing as an exhibit under Item 7 a copy of the related press release dated February 3, 2004.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION

By:	/s/ Salomón Levis
Salomón Levis
Chairman of the Board and
Chief Executive Officer

Date: March 11, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Salomón Levis Salomón Levis	Chairman of the Board and Chief Executive Officer	March 11, 2004
/s/ Richard F. Bonini Richard F. Bonini	Director and Secretary	March 11, 2004
/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director	March 11, 2004
/s/ John L. Ernst John L. Ernst	Director	March 11, 2004
/s/ Efraím Kier Efraím Kier	Director	March 11, 2004
/s/ Zoila Levis Zoila Levis	Director	March 11, 2004
/s/ Harold D. Vicente Harold D. Vicente	Director	March 11, 2004
/s/ John B. Hughes John B. Hughes	Director	March 11, 2004
/s/ Ricardo Meléndez Ricardo Meléndez	Executive Vice President and Chief Financial Officer	March 11, 2004