Form 10-Q
period 2004-03-31
DORAL FINANCIAL CORP
filed 2004-05-07
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-17224

DORAL FINANCIAL CORPORATION

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1451 F.D. Roosevelt Avenue,
San Juan, Puerto Rico	00920-2717
(Address of principal executive offices)	(Zip Code)

(787) 474-6700

(Registrant’s telephone number, including area code)

Not applicable

( Former name, former address and former fiscal year, if changed since last report)

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

YES [X]   NO [   ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT APRIL 26, 2004: 107,907,512

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Financial Condition (Unaudited) as of March 31, 2004 and December 31, 2003	4
Consolidated Statements of Income (Unaudited) - Quarters ended March 31, 2004 and March 31, 2003	5
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Quarters ended March 31, 2004 and March 31, 2003	6
Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended March 31, 2004 and March 31, 2003	7
Consolidated Statements of Cash Flows (Unaudited) - Quarters ended March 31, 2004 and March 31, 2003	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	53
Item 4 - Controls and Procedures	53
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	53
Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	53
Item 3 - Defaults Upon Senior Securities	53
Item 4 - Submission of Matters to a Vote of Security Holders	53
Item 5 - Other Information	54
Item 6 - Exhibits and Reports on Form 8-K	55
SIGNATURES
EX-3(A) AMENDMENT TO CERTIFICATE OF INCORPORATION
EX-3.(B) BY-LAWS
EX-10(A) OMNIBUS INCENTIVE PLAN
EX-12.(A) COMPUTATION OF RATIO OF EARNINGS
EX-12.(B) COMPUTATION OF RATIO OF EARNINGS
EX-31.(1) SECTION 302 CERTIFICATION OF CEO
EX-31.(2) SECTION 302 CERTIFICATION OF CFO
EX-32.(1) SECTION 906 CERTIFICATION OF CEO
EX-32.(2) SECTION 906 CERTIFICATION OF CFO

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

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS
Cash and due from banks	$139,278	$84,713

Money market investments	1,882,222	870,009

Pledged investment securities that can be re-pledged:
Trading securities, at fair value	228,156	272,046
Securities available for sale, at fair value	1,545,824	2,205,951
Securities held to maturity, at amortized cost (market value of $1,828,047 for 2004; $1,405,634 for 2003)	1,857,547	1,452,035

Total pledged investment securities that can be re-pledged	3,631,527	3,930,032

Other investment securities:
Trading securities, at fair value	764,527	672,104
Securities available for sale, at fair value	1,087,186	644,647
Securities held to maturity, at amortized cost (market value of $200,026 for 2004; $178,468 for 2003)	200,100	188,874
Federal Home Loan Bank of NY (FHLB) stock, at cost	86,120	81,720

Total other investment securities	2,137,933	1,587,345

Total investment securities	5,769,460	5,517,377

Loans:
Mortgage loans held for sale, at lower of cost or market	1,882,128	1,966,608
Loans receivable, net of allowance for loan losses of $16,667 (2003 - $19,709)	1,497,008	1,410,849

Total loans	3,379,136	3,377,457

Receivables and mortgage servicing advances	88,009	90,835
Accounts receivable from investment sales	335,285	19,520
Accrued interest receivable	54,528	63,771
Servicing assets, net	176,401	167,498
Premises and equipment, net	136,427	136,037
Real estate held for sale, net	18,564	19,253
Other assets	33,277	47,526

Total assets	$12,012,587	$10,393,996

LIABILITIES
Deposits:
Non-interest-bearing deposits	$414,913	$364,292
Interest-bearing deposits	2,788,897	2,606,980
Securities sold under agreements to repurchase	3,475,129	3,602,942
Advances from FHLB	1,294,500	1,206,500
Loans payable	283,925	178,334
Notes payable	599,760	602,581
Accounts payable from investment purchases	1,166,045	2,245
Accrued expenses and other liabilities	271,385	237,682

Total liabilities	10,294,554	8,801,556

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 10,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2004 and 2003, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 200,000,000 shares authorized; 107,907,512 and 107,903,912 shares issued and outstanding in 2004 and 2003, respectively	107,908	107,904
Additional paid-in capital	154,350	151,902
Legal surplus	13,806	13,806
Retained earnings	886,822	804,518
Accumulated other comprehensive loss, net of income tax (benefit) expense of ($1.2 million) (2003 - $568)	(18,103)	(58,940)

Total stockholders’ equity	1,718,033	1,592,440

Total liabilities and stockholders’ equity	$12,012,587	$10,393,996

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2004	2003
Interest income:
Loans	$60,136	$55,040
Mortgage-backed securities	17,470	17,525
Interest-only strips (“IOs”)	12,384	10,856
Investment securities	32,592	22,060
Other interest-earning assets	3,517	4,129

Total interest income	126,099	109,610

Interest expense:
Deposits	18,982	18,066
Securities sold under agreements to repurchase	22,672	23,937
Advances from FHLB	11,786	12,374
Loans payable	1,405	1,451
Notes payable	12,201	12,505

Total interest expense	67,046	68,333

Net interest income	59,053	41,277
Provision for loan losses	1,561	4,778

Net interest income after provision for loan losses	57,492	36,499

Non-interest income:
Net gain on mortgage loan sales and fees	136,856	77,325
Trading activities	(48,614)	4,901
Net gain on sale of investment securities	16,150	7,087
Servicing income (loss), net of amortization and impairment of $7,801 and $12,647 in 2004 and 2003, respectively	1,689	(4,109)
Commissions, fees and other income	8,681	6,215

Total non-interest income	114,762	91,419

Non-interest expenses:
Compensation and benefits	19,757	21,199
Taxes, other than payroll and income taxes	2,210	1,757
Advertising	3,190	3,763
Professional services	2,422	1,972
Communication and information systems	3,280	3,018
Occupancy and other office expenses	5,689	5,442
Depreciation and amortization	4,272	3,588
Other	5,120	3,824

Total non-interest expenses	45,940	44,563

Income before income taxes	126,314	83,355
Income taxes	22,737	13,368

Net income	$103,577	$69,987

Net income attributable to common shareholders	$95,252	$65,759

Earnings per common share:
Basic	$0.88	$0.61

Diluted	$0.86	$0.60

Dividends per common share	$0.12	$0.09

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2004	2003
PREFERRED STOCK	$573,250	$228,250

COMMON STOCK:
Balance at beginning of period	107,904	71,933
Shares issued under stock option plan	4	47

Balance at end of period	107,908	71,980

PAID-IN CAPITAL:
Balance at beginning of period	151,902	191,216
Common shares issued under stock option plan	21	341
Stock-based compensation recognized	2,427	1,122

Balance at end of period	154,350	192,679

LEGAL SURPLUS	13,806	10,777

RETAINED EARNINGS:
Balance at beginning of period	804,518	550,554
Net income	103,577	69,987
Cash dividends declared on common stock	(12,948)	(10,062)
Cash dividends declared on preferred stock	(8,325)	(4,228)

Balance at end of period	886,822	606,251

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(58,940)	(7,675)
Net unrealized gain (loss) on investment securities available for sale, net of deferred tax	40,837	(6,312)

Balance at end of period	(18,103)	(13,987)

TREASURY STOCK AT PAR	—	(84)

Total stockholders’ equity	$1,718,033	$1,095,866

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2004	2003
Net income	$103,577	$69,987

Other comprehensive income (loss), before tax:
Unrealized gains (losses)on securities arising during the period	55,228	(11,560)
Amortization of unrealized loss on securities reclassified to held to maturity	11	10
Reclassification adjustment for (gains) losses included in net income	(16,150)	4,168

Other comprehensive income (loss), before tax	39,089	(7,382)

Income tax benefit related to items of other comprehensive income	1,748	1,070

Other comprehensive income (loss)	40,837	(6,312)

Comprehensive income, net of taxes	$144,414	$63,675

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2004	2003
Cash flows from operating activities:
Net income	$103,577	$69,987

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation recognized	2,427	1,122
Depreciation and amortization	4,272	3,588
Amortization of interest-only strips	23,005	14,601
Amortization and impairment of servicing assets	7,801	12,647
Deferred income tax provision	12,939	5,376
Provision for loan losses	1,561	4,778
Provision for losses on real estate held for sale	300	270
Amortization of premium and accretion of discount on loans and investment securities	2,333	1,975
Origination and purchases of mortgage loans held for sale	(1,595,762)	(1,270,174)
Principal repayment and sales of mortgage loans held for sale	947,250	805,482
Purchases of securities held for trading	(1,414,323)	(2,151,154)
Principal repayment and sales of trading securities	2,005,602	2,351,564
Increase in interest—only strips, net	(123,010)	(66,470)
Increase in servicing assets	(16,704)	(13,036)
Decrease (increase) in receivables and mortgage servicing advances	2,044	(2,044)
Decrease (increase) in accrued interest receivable	9,243	(530)
Decrease in other assets	14,249	354
Increase in accrued expenses and other liabilities	21,300	104,771

Total adjustments	(95,473)	(196,880)

Net cash provided by (used in) operating activities	8,104	(126,893)

Cash flows from investing activities:
Purchases of securities available for sale	(3,054,109)	(1,229,103)
Proceeds from sales of securities available for sale	3,835,377	1,115,484
Principal repayment of securities available for sale	33,431	3,041
Purchases of securities held to maturity	(32,981)	(99,794)
Principal repayment and maturities of securities held to maturity	94,153	133,553
(Increase) decrease in FHLB stock	(4,400)	2,750
Origination of loans receivable	(250,144)	(192,201)
Principal repayment of loans receivable	162,478	85,867
Purchase of premises and equipment	(4,662)	(5,530)
Proceeds from sales of real estate held for sale	5,284	712

Net cash provided by (used in) investing activities	784,427	(185,221)

Cash flows from financing activities:
Increase in deposits	232,538	252,952
Decrease in securities sold under agreements to repurchase	(127,813)	(124,523)
Increase in loans payable	105,591	48,686
Decrease in notes payable	(2,821)	(3,151)
Increase (decrease) in FHLB advances	88,000	(55,000)
Issuance of common stock, net	25	388
Dividends paid	(21,273)	(14,290)

Net cash provided by financing activities	274,247	105,062

Net increase (decrease) in cash and cash equivalents	1,066,778	(207,052)
Cash and cash equivalents at beginning of period	954,722	1,573,291

Cash and cash equivalents at the end of period	$2,021,500	$1,366,239

Cash and cash equivalents includes:
Cash and due from banks	$139,278	$191,467
Money market investments	1,882,222	1,174,772

	$2,021,500	$1,366,239

Supplemental schedule of non-cash activities:
Loan securitizations	$728,791	$591,037

Loans foreclosed	$4,485	$1,819

Supplemental information for cash flows:
Cash used to pay interest	$68,891	$57,804

Cash used to pay income taxes	$382	$3,830

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Investment Mortgage Bankers, Inc. (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003, and should be read in conjunction with the Notes to the Consolidated Financial Statements appearing in that report. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been reflected. Certain amounts reflected in the Company’s Consolidated Financial Statements for the 2003 periods, have been reclassified to conform to the presentation of 2004.

b.	The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

c.	At March 31, 2004, escrow funds included approximately $161.6 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds also included approximately $31.2 million deposited with other banks which are excluded from the Company’s assets and liabilities. At March 31, 2004, the Company had fidelity bond coverage of $15.0 million and errors and omissions coverage of $15.0 million.

d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	QUARTER ENDED
	MARCH 31,
(Dollars in thousands, except per share amounts)	2004	2003
Net Income:
Net income	$103,577	$69,987
Convertible preferred stock dividend	(4,097)	—
Nonconvertible preferred stock dividend	(4,228)	(4,228)

Net income attributable to common stock	$95,252	$65,759

Weighted Average Shares(1):
Basic weighted average number of common shares outstanding	107,906,276	107,804,556
Incremental shares issuable upon exercise of stock options(2)	2,852,249	2,121,468

Diluted weighted average number of common shares outstanding	110,758,525	109,926,024

Net Income per Common Share:
Basic	$0.88	$0.61

Diluted	$0.86	$0.60

(1)	For the quarter ended March 31, 2004, 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were issued in the second half of 2003 were not included in the computation of diluted earnings per share because the conditions for conversion as described below had not been met. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock , subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (conversion price of $39.77 as of March 31, 2004); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	For the quarter ended March 31, 2004, options to purchase an additional 15,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the quarter ended March 31, 2003, all stock options outstanding were included in the computation of weighted average outstanding shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment (loans receivable).

     Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2004	2003
Employee costs, gross	$31,052	$26,306
Deferred costs pursuant to SFAS No. 91	(11,295)	(5,107)

Employee cost, net	$19,757	$21,199

Other expenses, gross	$6,405	$4,847
Deferred costs pursuant to SFAS No. 91	(1,285)	(1,023)

Other expenses, net	$5,120	$3,824

As of March 31, 2004, the Company had a net deferred origination cost on mortgage loans held for sale amounting to approximately $477,000 and a net deferred origination fee on loans receivable amounting to $8.7 million (December 31, 2003 a net deferred origination cost on mortgage loans held for sale amounting to $1.4 million and a net deferred origination fee on loans receivable amounting to $18.0 million).

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

The results of the mortgage banking segment for the quarters ended March 31, 2004 and 2003 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation passed on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, Doral Financial has made a decision to phase out the operations of Doral Overseas. At the same time, the Company has increased the investment activities of Doral International, another international banking entity and a wholly-owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment.

For the quarter ended March 31, 2003, the operations of Doral Overseas contributed $1.3 million of the total net interest income, $6.8 million of total non-interest income and $7.8 million of total net income of the mortgage banking segment. Accordingly, the phase out of Doral Overseas’ operations resulted in a diminishing contribution of the mortgage banking segment and a corresponding increase in the contribution of the banking segment to the overall net interest income, non-interest income and net income of Doral Financial for the first quarter of 2004.

The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.

The following tables present net interest income, non-interest income, net income and identifiable assets for each of the Company’s reportable segments for the periods presented as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations *	Totals
	QUARTER ENDED MARCH 31, 2004
Net interest income	$18,988	33,322	950	981	4,812	$59,053
Non-interest income	$55,808	56,297	1,472	2,877	(1,692)	$114,762
Net income	$37,700	60,399	1,376	2,624	1,478	$103,577
Identifiable assets	$3,461,156	8,484,805	357,627	115,509	(406,510)	$12,012,587
	QUARTER ENDED MARCH 31, 2003
Net interest income	$11,331	26,851	778	400	1,917	$41,277
Non-interest income	$58,657	33,665	1,167	1,794	(3,864)	$91,419
Net income	$35,621	33,610	839	1,311	(1,394)	$69,987
Identifiable assets	$2,959,805	5,951,164	274,107	35,200	(453,439)	$8,766,837

     * The intersegment eliminations in the above table, include direct intersegment loan origination costs amortized as yield adjustment (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the quarter ended March 31, 2004, the intersegment eliminations for net income also include realized losses recognized by the mortgage banking segment on sale of investment securities to the banking segment. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

		Mainland
	Puerto Rico	US	Eliminations	Totals
	QUARTER ENDED MARCH 31, 2004
Net interest income	$56,351	2,688	14	$59,053
Non-interest income	$114,048	876	(162)	$114,762
Net income	$103,449	209	(81)	$103,577
Identifiable assets	$11,582,008	532,287	(101,708)	$12,012,587
	QUARTER ENDED MARCH 31, 2003
Net interest income	$37,401	3,900	(24)	$41,277
Non-interest income	$88,577	2,893	(51)	$91,419
Net income	$68,530	1,497	(40)	$69,987
Identifiable assets	$8,363,289	525,346	(121,798)	$8,766,837

The breakdown of non-interest income from the mortgage banking and banking segments, for the periods presented, follows:

(In thousands)

	Mortgage
	Banking	Banking
	QUARTER ENDED MARCH 31, 2004
Net gain on mortgage loan sales and fees	$106,988	$32,051
Investment activities	(56,109)	20,701
Servicing income	2,752	1
Commissions, fees and other income	2,177	3,544

Total non-interest income	$55,808	$56,297

	QUARTER ENDED MARCH 31, 2003
Net gain on mortgage loan sales and fees	$63,953	$14,650
Investment activities	(2,766)	15,086
Servicing loss	(3,096)	(244)
Commissions, fees and other income	566	4,173

Total non-interest income	$58,657	$33,665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

g.	The fair value of the Company’s trading securities and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

1.	The following table summarizes Doral Financial’s holdings of trading securities as of March 31, 2004 and December 31, 2003.

TRADING SECURITIES	MARCH 31,	DECEMBER 31,
(In thousands)	2004	2003
Mortgage-backed securities	$294,861	$346,597
Interest-only strips	678,129	578,124
Puerto Rico government and agencies	7,626	5,646
Other	12,067	13,783

Total	$992,683	$944,150

2. The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted- average yield and contractual maturities of securities available for sale as of March 31, 2004 and December 31, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2004
 (Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$411,969	$332	$2,628	$409,673	5.59%
FHLMC and FNMA
Due over ten years	435,895	274	5,372	430,797	5.15%
DEBT SECURITIES
FHLB NOTES
Due over ten years	111,942	3,717	–	115,659	5.51%
US TREASURY
Due from one to five years	500,094	86	16	500,164	1.66%
Due from five to ten years	970,981	1,261	13,650	958,592	3.66%
Due over ten years	220,164	59	2,098	218,125	4.71%

	$2,651,045	$5,729	$23,764	$2,633,010	3.99%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2003
 (Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$467,451	$553	$5,096	$462,908	5.70%
FHLMC and FNMA
Due over ten years	539,034	196	13,360	525,870	5.17%
DEBT SECURITIES
FHLB NOTES
Due over ten years	111,940	–	1,847	110,093	5.25%
US TREASURY
Due from one to five years	149,897	291	–	150,188	1.84%
Due from five to ten years	1,375,706	–	35,144	1,340,562	3.87%
Due over ten years	266,962	–	5,985	260,977	4.92%

	$2,910,990	$1,040	$61,432	$2,850,598	4.45%

3. The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities held to maturity as of March 31, 2004 and December 31, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF MARCH 31, 2004
 (Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$1,553	$82	$–	$1,635	6.76%
Due over ten years	7,163	426	–	7,589	6.99%
CMO CERTIFICATES
Due within a year	36	–	–	36	8.25%
Due from one to five years	1,079	–	–	1,079	6.37%
Due over ten years	38,902	–	531	38,371	6.24%
DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,000	–	188	99,812	2.90%
Due over ten years	575,454	10,609	–	586,063	5.57%
FNMA NOTES
Due over ten years	99,988	958	–	100,946	5.75%
FHLB ZERO COUPON
Due over ten years	267,069	530	6,066	261,533	6.59%
FHLMC ZERO COUPON
Due over ten years	270,707	2,442	3,765	269,384	5.90%
PR HOUSING BANK
Due from one to five years	5,000	50	–	5,050	6.00%
Due over ten years	2,235	22	–	2,257	6.20%
U.S. TREASURY
Due from five to ten years	201,617	–	2,898	198,719	3.52%
Due over ten years	475,449	1,386	32,691	444,144	4.34%
OTHER
Due from one to five years	3,680	11	4	3,687	5.33%
Due from five to ten years	715	13	–	728	6.73%
Due over ten years	7,000	40	–	7,040	5.93%

	$2,057,647	$16,569	$46,143	$2,028,073	5.16%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2003
 (Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$1,682	$89	$–	$1,771	6.75%
Due over ten years	7,908	482	–	8,390	6.97%
CMO CERTIFICATES
Due within a year	40	–	–	40	8.25%
Due from one to five years	677	–	2	675	6.78%
Due from five to ten years	462	–	3	459	5.80%
Due over ten years	43,182	2	781	42,403	6.23%
DEBT SECURITIES
FHLB NOTES
Due from one to five years	50,000	–	–	50,000	3.05%
Due over ten years	517,960	2,051	–	520,011	5.58%
FHLB ZERO COUPON
Due over ten years	288,253	–	1,099	287,154	6.63%
FHLMC ZERO COUPON
Due over ten years	34,287	–	5,500	28,787	6.01%
PR HOUSING BANK
Due from one to five years	5,000	50	–	5,050	6.00%
Due over ten years	2,235	–	–	2,235	6.20%
US TREASURY
Due from five to ten years	201,661	–	9,161	192,500	3.51%
Due over ten years	476,167	3,503	46,498	433,172	4.38%
OTHER
Due from one to five years	3,680	11	4	3,687	5.33%
Due from five to ten years	715	13	–	728	6.73%
Due over ten years	7,000	40	–	7,040	5.93%

	$1,640,909	$6,241	$63,048	$1,584,102	5.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h.	The following table shows Doral Financial’s available for sale and held to maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$389,041	$2,628	$–	$–	$389,041	$2,628
FHLMC and FNMA	405,755	5,372	–	–	405,755	5,372
CMO Certificates	8,321	175	25,094	356	33,415	531
Debt Securities
FHLB Notes	99,812	188	–	–	99,812	188
FHLB Zero Coupon	53,438	1,429	103,700	4,637	157,138	6,066
FHLMC Zero Coupon	31,038	3,765	–	–	31,038	3,765
U.S. Treasury	1,291,271	51,353	–	–	1,291,271	51,353
Other	2,996	4	–	–	2,996	4

	$2,281,672	$64,914	$128,794	$4,993	$2,410,466	$69,907

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus a substantial portion of these instruments is guaranteed by either mortgages, a U.S. government sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. The Company has the ability to hold the securities until maturity or until the unrealized losses are recovered. Therefore, an other than temporary impairment loss has not been recognized.

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE

(In thousands)	MARCH 31, 2004	DECEMBER 31, 2003
Conventional single family residential loans	$1,490,093	$1,532,149
FHA/VA loans	90,733	87,810
Mortgage loans on residential multifamily	76,145	79,641
Construction and commercial real estate loans	225,131	266,982
Consumer loans secured by mortgages	26	26

	$1,882,128	$1,966,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET

	MARCH 31, 2004		DECEMBER 31, 2003
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$590,971	38%	$613,680	42%
Residential mortgage loans	542,717	35%	529,147	36%
Commercial — secured by real estate	237,817	16%	152,016	10%
Consumer — secured by real estate	255	0%	375	0%
Consumer — other:
Personal loans	30,576	2%	31,083	2%
Auto loans	1,219	0%	1,291	0%
Credit cards	9,123	1%	8,367	1%
Overdrawn checking accounts	370	0%	357	0%
Revolving lines of credit	25,937	2%	25,418	2%
Commercial non-real estate	22,521	1%	22,006	2%
Loans on saving deposits	9,818	1%	8,769	1%
Land secured	60,265	4%	65,818	4%

Loans receivable, gross	1,531,589	100%	1,458,327	100%

Less:
Undisbursed portion of loans in process	(9,197)		(9,771)
Unearned interest and deferred loan fees, net	(8,717)		(17,998)
Allowance for loan losses(2)	(16,667)		(19,709)

	(34,581)		(47,478)

Loans receivable, net	$1,497,008		$1,410,849

(1)	Includes $442.3 million and $406.9 million of construction loans for residential housing projects as of March 31, 2004 and December 31, 2003, respectively. Also includes $148.7 million and $206.8 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2004 and December 31, 2003, respectively.

(2)	Does not include $11.7 million and $8.5 million of allowance for loan losses allocated to mortgage loans held for sale as of March 31, 2004 and December 31, 2003, respectively. During the first quarter of 2004, $3.2 million of the allowance for loan losses previously allocated to loans receivable was transferred to mortgage loans held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

k.	Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza, the headquarters facility of Doral Financial. As of March 31, 2004, the outstanding principal balance of the bonds was $51.7 million with fixed interest rates, ranging from 6.15% to 6.90%, and maturities ranging from June 2004 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:

MORTGAGE SERVICING ASSETS ACTIVITY
(In thousands)

	QUARTER ENDED
	MARCH 31,
	2004	2003
Balance at beginning of period	$167,498	$159,881
Capitalization of rights	16,704	13,036
Amortization:
Scheduled	(5,964)	(7,763)
Unscheduled and impairment	(1,837)	(4,884)

Balance at end of period	$176,401	$160,270

An impairment charge is recognized through a valuation allowance for each individual stratum of mortgage loans subject to servicing rights. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized. A direct write-down of servicing assets is recognized for any given stratum on which an impairment allowance has been provided for three consecutive quarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the impairment allowance for servicing assets were as follows:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2004	2003
Balance at beginning of period	$11,392	$9,152
Impairment charges	4,807	7,492
Direct write-down	(4,806)	–
Recoveries	(3,457)	(2,608)

Balance at end of period	$7,936	$14,036

At March 31, 2004, and based on recent prepayment experience, the expected weighted average life of the Company’s servicing assets was 10 years. Any projection of the expected weighted average life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

INTEREST-ONLY STRIPS ACTIVITY
(In thousands)

	QUARTER ENDED
	MARCH 31,
	2004	2003
Balance at beginning of period	$578,124	$359,185
IOs on loan sales	113,554	51,865
Amortization	(23,005)	(14,601)
Valuation adjustment	(14,360)	4,631
Purchases of IOs	23,816	9,974

Balance at end of period	$678,129	$411,054

m.	At March 31, 2004 and December 31, 2003, money market investments included $469.4 million and $198.8 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At March 31, 2004 and December 31, 2003, the carrying value of securities purchased under resell agreements included in money market investments was $151.3 million and $50.0 million, respectively. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions. At March 31,2004 and December 31, 2003, the Company had repledged approximately $50.0 million, in both periods, of the underlying securities.

n.	The Company expenses the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the first quarter of 2004 and 2003 was approximately $2.4 million and $1.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

o.	Guarantees

In November 2002, the Financial Accounting Standards Board’s (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of March 31, 2004, the Company had outstanding $3.0 million in commercial and financial standby letters of credit.

p.	Contingencies

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business and have not been adjudicated. Management believes that these actions, when concluded, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company. For further details, refer to Part II — Other Information, Item 1 — Legal Proceedings.

q.	Recent Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In November 2003, the Accounting Standards Executive Committee issued the Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans of Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that the adoption of this statement will not have a material effect on Doral Financial’s Consolidated Financial Statements.

Loan Commitments Accounted for as Derivative Instruments. In March 2004, the U.S. Securities and Exchange Commission released the Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments.” This bulletin informs registrants of the staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. Doral Financial records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. Doral Financial does not currently include, and prior to SAB 105, did not include the value of mortgage servicing or any other internally developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on Doral Financial’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Doral Financial Corporation is a financial holding company that, together with its wholly-owned subsidiaries, is engaged in mortgage banking, commercial banking (including thrift operations), institutional securities operations and insurance agency activities. Doral Financial’s mortgage banking activities (its “mortgage banking business”), include the origination, purchase, sale and servicing of mortgage loans on single-family residences, the issuance and sale of various types of mortgage-backed securities, the holding of mortgage loans, mortgage-backed securities and other investment securities for sale or investment, the purchase and sale of servicing rights associated with such mortgage loans and the origination of construction loans and mortgage loans secured by income producing real estate and land.

     Doral Financial is currently in its 32nd year of operations. Doral Financial once again achieved record earnings for the first quarter of 2004 with net income and net income per diluted share increasing by 48% and 43%, respectively, compared to the first quarter of 2003. The results for the quarter ended March 31, 2004 reflect the continued strength of the Puerto Rico mortgage market, which did not experience the slowdown experienced by the U.S. mortgage market since the second half of 2003. Doral Financial continues to be Puerto Rico’s largest residential mortgage lender. The volume of loans originated and purchased by Doral Financial during the quarters ended March 31, 2004 and 2003 was approximately $1.8 billion and $1.5 billion, respectively. Doral Financial’s loan servicing portfolio increased to approximately $13.1 billion as of March 31, 2004, from $11.8 billion as of March 31, 2003. Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and supplementing such internal loan originations by purchases of mortgage loans on a servicing released basis.

     Doral Financial maintains a substantial portfolio of mortgage-backed securities. At March 31, 2004, Doral Financial held securities for trading with a fair market value of $992.7 million, approximately $255.5 million of which consisted of Puerto Rico GNMA securities, the interest on which is tax-exempt to the Company. These securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Trading securities are reflected in Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in operations as part of trading activities.

     As part of its strategy to maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of March 31, 2004, Doral Financial held approximately $2.1 billion in securities that were classified as held to maturity and reported at amortized cost. As of March 31, 2004, Doral Financial also held $2.6 billion of investment securities that were classified as available for sale and reported at fair value, with unrealized gains or losses included in stockholders’ equity and reported as “Accumulated other comprehensive loss, net of income tax,” in Doral Financial’s consolidated financial statements.

     In recent years, Doral Financial has diversified its revenue sources by expanding into new lines of business as well as expanding geographically by opening a federal thrift institution in New York City. Doral Financial has expanded into new lines of business such as banking and insurance that have natural synergies with its core mortgage lending business and that offer attractive cross-marketing opportunities. These new lines of business are making increasingly significant contributions to Doral Financial’s consolidated earnings.

     For the quarters ended March 31, 2004 and 2003, Doral Financial’s banking subsidiaries contributed $60.4 million ($64.2 million after intersegment eliminations) and $33.6 million ($34.8 million after intersegment eliminations), or 58% and 48%, respectively, to the Company’s consolidated net income. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations.

     The Company’s institutional securities operation is conducted through Doral Securities, a NASD member subsidiary headquartered in San Juan, Puerto Rico, that sells securities to institutional customers, provides investment banking services, operates a repurchase lending operation, primarily with affiliates, involving short-term extensions of credit secured by highly liquid and marketable securities, and provides investment management services to a locally based investment company. For the quarters ended March 31, 2004 and 2003, Doral Securities had net income of approximately $1.4 million and $839,000, respectively. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations.

     Doral Financial conducts its insurance agency activities in Puerto Rico through Doral Agency. For the quarters ended March 31, 2004 and 2003, Doral Agency’s net income was approximately $2.6 million and $1.3 million, respectively.

     For information regarding net interest income, non-interest income, net income and identifiable assets broken down by Doral Financial’s mortgage banking, banking, institutional securities and insurance agency activities segments, please refer to note “f” of the accompanying Consolidated Financial Statements.

     Doral Financial has significant assets and operations at the parent company level. HF Mortgage Bankers, one of Doral Financial’s principal mortgage units is organized as an operating division within the parent company. As of March 31, 2004, Doral Financial had assets of $2.9 billion at the parent company level (excluding investment in consolidated subsidiaries).

     While Doral Financial continues to diversify its sources of revenues, net gains from mortgage loan sales and fees at both its mortgage banking and banking units continue to be its principal source of revenues. For the quarter ended March 31, 2004, the Company’s net gain on mortgage loan sales and fees was $136.9 million compared to $77.3 million for the first quarter of 2003, an increase of approximately 77%. Net gain on mortgage loan sales and fees constituted approximately 57% of Doral Financial’s total revenues and was driven by strong demand for mortgages from federal government-sponsored secondary mortgage entities and local financial institutions looking to increase their investment in residential mortgage loans. The increase in mortgage loan sales and fees also reflects the positive impact of the retained IOs in connection with the sale of non-conforming loan pools to local financial institutions. During the first quarter of 2004, the Company retained $113.6 million of IOs in connection with loan sales compared to $51.9 million for the first quarter of 2003.

     Net interest income is Doral Financial’s second most significant source of revenues. Net interest income is the excess of interest earned by the Company on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Net interest income increased by 43% during the first quarter of 2004 compared to the same period for 2003. The increase was driven by an increase in the amount of the Company’s average interest-earning assets, which increased by 22% compared to the first quarter of 2003.

     Doral Financial also earns revenues from the sale of securities in which it invests. For the first quarter of 2004, the net gain on sale of securities classified as available for sale increased from $7.1 million for the first quarter of 2003 to $16.2 million. Doral Financial’s trading activities, which include realized and unrealized gains or losses on its securities held for trading and options, futures contracts and other derivatives used for interest rate management purposes, decreased to a loss of $48.6 million for the first quarter of 2004 compared to a gain of $4.9 million for the first quarter of 2003. Doral Financial’s interest rate management was directed principally to protect the Company from large sudden increases in interest rates. The loss on trading activities was offset by gains on sale of investment securities, higher gains on mortgage loan sales and fees, and other sources of revenues. The hedging loss was also offset by a $40.8 million reduction in accumulated comprehensive loss included in stockholders’ equity.

     Net servicing income for the first quarter of 2004 was approximately $1.7 million compared to a loss of $4.1 million for the first quarter of 2003. The increase in net servicing income for the quarter ended March 31, 2004 was due to reduced impairment charges. The Company recorded net impairment charges of $1.4 million during the quarter ended March 31, 2004, compared to $4.9 million for the same period a year ago.

     Doral Financial’s strong capital base will also allow it to continue to increase its interest-earning assets during 2004 and continue to grow its net interest income. Doral Financial has taken steps to lock in a portion of its borrowing costs at current low levels to help ensure a profitable interest rate spread. In fact, as of March 31, 2004, Doral Financial’s internal rate models reflect that an increase in rates of up to 200 basis points would have a positive impact on its net interest income.

     Doral Financial also has adequate sources of liquidity to fund its operations. Doral Financial’s historical results of operations and investment grade ratings allow it to access capital markets and diversify its sources of borrowings. Doral Financial’s banking subsidiaries also have the ability to raise funds quickly and efficiently through retail deposits, brokered deposits and advances from the Federal Home Loan Bank of New York. Doral Financial’s strong capital position and liquidity also gave it the flexibility to invest substantial amounts in derivative instruments in order to protect the Company’s revenues and assets from sudden large, unanticipated increases in interest rates.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgements, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the factual circumstances as of

March 31, 2004. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

     Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. For a discussion regarding Doral Financial’s critical accounting policies, particularly for those relating to its mortgage securitization and sales activities and the ongoing valuation of retained interests, particularly mortgage servicing rights and IOs, that arise from those activities and are critical to an understanding of the Company’s Consolidated Financial Statements, please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

     Doral Financial’s results of operations have historically been influenced primarily by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage interest rates and the strength of the Puerto Rico housing market. Changes in interest rates also significantly influence Doral Financial’s results of operations by affecting the difference between the rates it earns on its interest-earning assets and the rates it pays on its interest-bearing liabilities, as well as impacting the gains and losses it obtains from its mortgage loan sales and trading activities.

     The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain on mortgage loan sales and fees; (3) servicing income; (4) trading activities; (5) gain on sale of investment securities; and (6) commissions, fees and other income.

NET INCOME

     Doral Financial’s net income for the quarter ended March 31, 2004 was $103.6 million, an increase of $33.6 million, or 48%, from $70.0 million for the comparable 2003 period. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s commercial banking units, which contributed $60.4 million ($64.2 million after intersegment eliminations) to Doral Financial’s consolidated net income for the quarter ended March 31, 2004, compared to $33.6 million ($34.8 million after intersegment eliminations) for the respective 2003 period. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations. The contribution of the banking sector includes the investment activities of Doral International, Doral Bank PR’s wholly-owned international banking subsidiary. Interest income and capital gains derived from U.S securities are generally tax-exempt to Doral International under Puerto Rico law. Doral Securities, Doral Financial’s institutional securities unit, contributed $1.4 million to consolidated net income for the quarter ended March 31, 2004, compared to approximately $839,000 for the respective 2003 period (refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations). Doral Agency, Doral Financial’s insurance agency, contributed $2.6 million to consolidated net income for the quarter ended March 31, 2004 compared to $1.3 million for the respective 2003 period. Diluted earnings per common share for the first quarter of 2004 were $0.86, an increase of 43% over the $0.60 per diluted share recorded for the same period a year ago.

NET INTEREST INCOME

     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

     Net interest income for the first quarter of 2004 and 2003 was $59.1 million and $41.3 million, respectively, an increase of 43%. The increase in net interest income for the first quarter of 2004, compared to the respective 2003 period, was due to an increase in Doral Financial’s average balance of net interest-earning assets, particularly in its investment securities and IOs, as well as an increase in the Company’s net interest spread and margin for the period. Average interest-earning assets grew by 22% from the first quarter of 2003 to the first quarter of 2004. Doral Financial’s net interest spread and margin for the first quarter of 2004 were 2.01% and 2.43%, compared to 1.79% and 2.10% for the first quarter of 2003.

     The increase in net interest rate spread and margin during the first quarter of 2004 was due primarily to the widening of the yield curve or the tendency of short-term rates paid by Doral Financial on its borrowings to decline more in relative terms than the rates earned by Doral Financial on its loans and securities. The average rate paid by Doral Financial on its interest-bearing liabilities decreased by 60 basis points during the first quarter of 2004 while the average yield earned on its interest-earning assets decreased by only 38 basis points during the first quarter of 2004 compared to the same period of 2003.

     The Company’s commercial banking subsidiaries contributed $33.3 million ($38.1 million after intersegment eliminations) to the consolidated net interest income for the first quarter of 2004, compared to $26.9 million ($28.8 million after intersegment eliminations) for the first quarter of 2003. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations.

     The following table presents, for the periods indicated, Doral Financial’s average balance sheet, the total dollar amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities expressed in both dollars and rates, and the net interest margin and spread. The table does not reflect any effect of income taxes. Average balances are based on the average daily balances.

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED MARCH 31,
	2004			2003
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$3,373,523	$60,136	7.15%	$3,278,767	$55,040	6.81%
Mortgage-backed securities	1,407,854	17,470	4.98%	1,215,931	17,525	5.85%
Interest-only strips	612,434	12,384	8.11%	380,438	10,856	11.57%
Investment securities	2,940,922	32,592	4.45%	1,633,342	22,060	5.48%
Money market investments	1,411,467	3,517	1.00%	1,468,878	4,129	1.14%

Total interest-earning assets/interest income	9,746,200	$126,099	5.19%	7,977,356	$109,610	5.57%

Total non-interest-earning assets	808,203			665,310

Total assets	$10,554,403			$8,642,666

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,109,118	$18,982	2.45%	$2,356,384	$18,066	3.11%
Repurchase agreements	3,303,767	22,672	2.75%	2,869,475	23,937	3.38%
Advances from FHLB	1,202,148	11,786	3.93%	1,269,167	12,374	3.95%
Loans payable	230,797	1,405	2.44%	218,891	1,451	2.69%
Notes payable	601,579	12,201	8.13%	620,348	12,505	8.18%

Total interest-bearing liabilities/interest expense	8,447,409	$67,046	3.18%	7,334,265	$68,333	3.78%

Total non-interest-bearing liabilities	462,439			242,526

Total liabilities	8,909,848			7,576,791
Stockholders’ equity	1,644,555			1,065,875

Total liabilities and stockholders’ equity	$10,554,403			$8,642,666

Net interest-earning assets	$1,298,791			$643,091
Net interest income on a non-taxable equivalent basis		$59,053			$41,277
Interest rate spread(3)			2.01%			1.79%
Interest rate margin(4)			2.43%			2.10%
Net interest-earning assets ratio			115.38%			108.77%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected.

(2)	For the first quarter of 2004 interest income on loans includes a yield adjustment of $4.7 million related to deferred fees on a construction loan repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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

TABLE B
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	MARCH 31,
	2004 COMPARED TO 2003
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$1,613	$3,483	$5,096
Mortgage-backed securities	2,807	(2,862)	(55)
Interest-only strips	6,710	(5,182)	1,528
Investment securities	17,914	(7,382)	10,532
Money market investments	(164)	(448)	(612)

TOTAL INTEREST INCOME VARIANCE	28,880	(12,391)	16,489

INTEREST EXPENSE VARIANCE
Deposits	5,853	(4,937)	916
Repurchase agreements	3,670	(4,935)	(1,265)
Advances from FHLB	(662)	74	(588)
Loans payable	80	(126)	(46)
Notes payable	(384)	80	(304)

TOTAL INTEREST EXPENSE VARIANCE	8,557	(9,844)	(1,287)

NET INTEREST INCOME VARIANCE	$20,323	$(2,547)	$17,776

INTEREST INCOME

     Total interest income increased from $109.6 million during the first quarter of 2003, to $126.1 million during the first quarter of 2004, an increase of 15%. The increase in interest income is primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $8.0 billion at March 31, 2003 to $9.7 billion at March 31, 2004.

     Interest income on loans increased by approximately $5.1 million or 9% during the first quarter of 2004, compared to the respective 2003 period. The increase during 2004 reflect an increase in the level of loans held by Doral Financial compared to 2003, due to the increased volume of loan originations and purchases. Also, during the first quarter of 2004, the Company recognized a yield adjustment of $4.7 million related to deferred fees on a construction loan with an outstanding balance of $57.4 million that was repaid prior to maturity.

     Interest income on mortgage-backed securities for the first quarter of 2004 decreased by approximately $55,000 compared to the respective 2003 period. The decrease in interest income on mortgage-backed securities for the first quarter of 2004 reflects increased amortization of premiums on mortgage-backed securities, particularly U.S. GNMAs, due to higher prepayments compared to the same period of 2003, offset in part, by an increase in the average balance of mortgage-backed securities, which increased from $1.2 billion for the first quarter of 2003 to $1.4 billion for the comparable 2004 period. The increase in the average balance of mortgage-backed securities reflects the Company’s strategy to continue to maximize tax-exempt interest income by holding a significant amount of tax-exempt Puerto Rico GNMA securities and, in the case of its international banking entities, U.S. FHLMC/FNMA mortgage-backed securities. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial’s international banking entities under Puerto Rico law and is not subject to U.S. income taxation because such entities are considered foreign corporations for U.S. income tax purposes and are entitled to the portfolio interest deduction with respect to interest earned on those securities.

     Interest income on IOs increased by approximately $1.5 million to $12.4 million during the first quarter of 2004, from $10.9 million for the respective 2003 period. The increase during the first quarter of 2004 when compared to the respective 2003 period resulted from an increase in the average balance of IOs, which increased from $380.4 million during the first quarter of 2003 to $612.4 million during the first quarter of 2004. The increase in IOs resulted from a higher volume of sale and securitization activities. The total cash flow received on the Company’s portfolio of IOs, particularly its floating rate IOs, increased to $35.4 million for the first quarter of 2004, compared to $25.5 million for the first quarter of 2003. Under floating rate IOs, the purchaser of a mortgage pool is entitled to a pass-through rate based on a floating rate tied to short-term LIBOR rates. The Company is entitled to retain the difference between the floating rate paid to the investor and the actual amount of interest received from the underlying mortgage loans. As short-term interest rates decrease, the spread received on the Company’s retained interest increases. At the same time, lower interest rates adversely impact the value of the IOs by causing accelerated prepayments that shorten the life of the asset. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

     Interest income on investment securities increased by $10.5 million from the first quarter of 2003 to the first quarter of 2004. The increase in interest income on investment securities during the first quarter of 2004 reflects Doral Financial’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial’s status as a foreign corporation for U.S. income tax purposes. The average balance of investment securities increased from $1.6 billion for the first quarter of 2003 to $2.9 billion for the first quarter of 2004. The Company’s higher balances in investment securities was partially offset by a reduction in the average yield of 103 basis points for the first quarter of 2004 compared to the corresponding 2003 period. This reduction reflects that higher-yielding securities were sold, called or matured during the period and replaced with lower-yielding securities.

     Interest income on money market investments decreased by approximately $612,000 from the first quarter of 2003 to the first quarter of 2004. Money market investments consist of fixed income securities whose original maturity is less than three months including overnight deposits, term deposits, and reverse repurchase agreements. The decrease for the first quarter of 2004 periods reflects lower short-term interest rates in spite of a significant amount of money market instruments held by Doral Financial in anticipation of rising interest rates. The average yield on money market investments declined by 14 basis points from 1.14% for the first quarter of 2003 to 1.00% for the first quarter of 2004.

INTEREST EXPENSE

     Total interest expense decreased to $67.0 million during the first quarter of 2004, from $68.3 million for the respective 2003 period, a decrease of 2%. The decrease in interest expense for the 2004 period was due to a decrease in the average cost of borrowings due to the low interest rate environment that was partly offset by an increased volume of borrowings to finance Doral Financial’s loan production and investment activities. The average balance of interest-bearing liabilities increased to $8.4 billion at an average cost of 3.18% for the quarter ended March 31, 2004, compared to $7.3 billion at an average cost of 3.78% for the quarter ended March 31, 2003.

     Interest expense on deposits amounted to $19.0 million during the first quarter of 2004, an increase of 5% as compared to the respective 2003 period. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries that was partly offset by a decrease in the average cost of borrowings. The average balance of deposits increased to $3.1 billion for the quarter ended March 31, 2004, from $2.4 billion for the quarter ended March 31, 2003. The increase in deposits reflects the expansion of Doral Financial’s bank branch network, which increased to 43 branches as of March 31, 2004, compared to 37 branches as of March 31, 2003. The average interest cost on deposits was 2.45% for the quarter ended March 31, 2004, compared to 3.11% for the respective 2003 period.

     Interest expense related to securities sold under agreements to repurchase decreased by $1.3 million or 5% during the first quarter of 2004 compared to the same period of 2003. The decrease in interest expense on securities sold under agreements to repurchase during the first quarter of 2004 reflects lower borrowing costs, as compared to the respective 2003 period, that more than offset increased borrowings to finance mortgage-backed securities and other investment securities. The average balance of borrowings under repurchase agreements for the first quarter of 2004 was $3.3 billion at an average cost of 2.75%, compared to $2.9 billion at an average cost of 3.38% for the first quarter of 2003.

     Interest expense on advances from the FHLB decreased by approximately $588,000 for the first quarter of 2004 as compared to the respective 2003 period. The decrease in interest expense on advances from the FHLB during the first quarter of 2004 reflects a slight decrease in the average balance of advances from the FHLB. The average balance of advances from FHLB decreased to $1.2 billion at an average cost of 3.93% for the quarter ended March 31, 2004, compared to $1.3 billion at an average cost of 3.95% for the quarter ended March 31, 2003. The decrease in advances from the FHLB was replaced by increased deposits.

     Interest expense related to loans payable amounted to $1.4 million for the first quarter of 2004, compared to $1.5 million for the comparative 2003 period. The decrease in interest expense on loans payable was principally due to a decrease in the average cost of borrowings from 2.69% for the first quarter of 2003 to 2.44% for the comparable period of 2004. The decrease in the average cost of borrowings was partly offset by an increase in the average balance of loans payable outstanding from $218.9 million to $230.8 million for the quarters ended March 31, 2003 and 2004, respectively.

     Interest expense on notes payable was $12.2 million for the first quarter of 2004, compared to $12.5 million for the same period a year ago, a decrease of 2%. The decrease in interest expense on notes payable is due to a decrease of $18.8 million in the average balance of notes payable from March 31, 2003 to March 31, 2004 principally related with principal payments made to reduce the balance of a 7.50% note payable to a local bank collateralized by mortgage loans.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risk in the loan portfolio, an assessment of individual problem loans, the estimated value of underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Unanticipated increases in the allowance for loan losses could result in reductions in Doral Financial’s net income. As of March 31, 2004, more than 97% of Doral Financial’s loan portfolio was secured, and the amounts due on the loans have historically been substantially recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.

     Doral Financial recognized provisions to its allowance for loan losses of $1.6 million for the quarter ended March 31, 2004, as compared to $4.8 million for the respective 2003 period. During the early part of 2003, the Company increased the general provision for certain construction loans to reach a level management deemed appropriate in the allowance for loan losses based on the composition of the construction loan portfolio and existing economic conditions. Also, during the first quarter of 2003, the Company increased the allowance for loan losses to provide a reserve for a construction loan with an outstanding balance of $13.3 million that was not yet a non-performing loan. This loan was classified as a non-performing loan during the first quarter of 2004 (refer to “Non-Performing Assets and Allowance for Loan Losses — Table I”). The Company was able to maintain an adequate allowance for loan losses, which equals 0.83% of total loans as of March 31, 2004 compared to 0.70% as of March 31, 2003.

NON-INTEREST INCOME

     Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees increased by 77% during the first quarter of 2004 to $136.9 million, compared to $77.3 million for the same period of 2003. The increase for the first quarter of 2004 was mainly the result of a greater volume of loan securitizations and sales and the ability of the Company to obtain higher profitability through higher loan fees and increased margins, especially with the retention of IOs in connection with bulk sales of mortgage loan pools to institutional investors. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

     Total loan sales and securitizations were $1.4 billion for the first quarter of 2004, compared to $884.6 million for the first quarter of 2003. During the first quarter of 2004, loan sales and securitizations that resulted in the recording of IOs amounted to $744.4 million compared to $288.9 million for the first quarter of 2003. Doral Financial retained IOs as part of its sales activities of $113.6 million for the first quarter of 2004, compared to $51.9 million for the respective 2003 period. During the first quarter of 2004, Doral Financial also recorded $15.3 million in connection with the recognition of mortgage servicing rights as part of its loan sale and securitization activities, compared to $7.2 million for the respective 2003 period.

     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of March 31, 2004, the weighted average gross servicing fee rate for the entire portfolio was 0.31%. The size of Doral Financial’s loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. Late fees and other servicing-related fees such as prepayment fees are also included as a component of servicing income. Late fees and other servicing-related fees were $2.7 million for the first quarter of 2004, compared to $2.2 million for the comparative 2003 period.

     For the quarter ended March 31, 2004, net servicing income was approximately $1.7 million compared to a loss of $4.1 million for the corresponding period of 2003. The increase in net servicing income for the first quarter of 2003 was the result of decreased amortization and impairment of mortgage servicing assets. Doral Financial recognized a net impairment charge of $1.4 million for the first quarter of 2004, compared to $4.9 million for the respective 2003 period. The decrease in the net impairment charge was the result of a stable low level of mortgage interest rates compared to the sharp decrease in interest rates experienced during the first quarter of 2003 and a reduction in the impairment allowance for certain mortgage servicing rights stratas which experienced lower than anticipated prepayments. See Note l to the unaudited consolidated financial statements contained herein for additional information. Gross servicing fees amounted to $9.5 million for the first quarter of 2004, compared to $8.5 million for the first quarter of 2003. The Company’s mortgage servicing portfolio, including its own portfolio of $2.5 billion at March 31, 2004 and $2.2 billion at March 31, 2003, was approximately $13.1 billion at March 31, 2004, compared to $11.8 billion as of March 31, 2003.

     The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gain on Mortgage Loans Sales and Fees” at the time of sale. During the quarter ended March 31, 2004 and 2003, Doral Financial recognized servicing assets of $15.3 million and $7.2 million, respectively, in connection with the sale of loans to third parties. Set forth below is a summary of the components of the net servicing income (loss):

TABLE C
NET SERVICING INCOME (LOSS)

	QUARTER ENDED
	MARCH 31,
(In thousands)	2004	2003
Servicing fees (net of guarantee fees)	$6,743	$6,362
Late charges	1,832	1,688
Prepayment penalties	1,345	1,060
Interest loss	(602)	(644)
Other servicing fees	172	72
Amortization and impairment of servicing assets	(7,801)	(12,647)

Total net servicing income (loss)	$1,689	$(4,109)

     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s trading securities, including IOs, as well as on options, futures contracts and other derivative instruments used for interest rate risk management purposes. Trading activities for the quarter ended March 31, 2004 resulted in a loss of $48.6 million compared to a gain of $4.9 million for the first quarter of 2003. Loss on trading activities was related primarily to realized losses with respect to derivative instruments and unrealized losses on the value of its trading securities, offset in part by realized gains on the sale of trading securities. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE D
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED
	MARCH 31,
(In thousands)	2004	2003
Net realized gains on sales of trading securities	$23,380	$20,011
Net unrealized losses on trading securities	(13,128)	(452)
Net realized and unrealized losses on derivative instruments	(58,866)	(14,658)

Total	$(48,614)	$4,901

     The value of Doral Financial’s trading securities and derivatives is generally very sensitive to interest rate changes, and the reported fair values of certain of these assets such as IOs are based on assumptions regarding the direction of interest rates and prepayment rates on mortgage loans. As a result, changes in interest rates and prepayment rates for mortgage loans can result in substantial volatility in the components of the trading account. Doral Financial attempts to mitigate the risk to the value of its trading securities by entering into transactions involving the purchase of derivatives such as options and futures contracts. During 2004 and 2003, Doral Financial’s risk management strategy has been principally directed to protect the value of its securities and net interest income from a rising interest rate scenario. During 2004 and the early part of 2003, Doral Financial has experienced losses on its derivatives because interest rates have remained stable at historic low levels. These losses have been generally offset by increases in realized gains on trading securities, gains on sale of investment securities, gains on sale of mortgage loans and increased net interest income.

     Net Gain on Sale of Investment Securities. Net gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the first quarter of 2004, sale of investment securities resulted in a gain of $16.2 million compared to $7.1 million for the corresponding 2003 period, an increase mostly related to increased volume of sales and favorable pricing due to the continued low interest rate environment. Proceeds from sales of securities available for sale amounted to $3.8 billion for the first quarter of 2004, compared to $1.1 billion for the first quarter of 2003.

     Commissions, Fees and Other Income. Commissions, fees and other income increased 40% during the first quarter of 2004 from $6.2 million for the quarter ended March 31, 2003 to $8.7 million for the quarter ended March 31, 2004. The increase during the first quarter of 2004 was due primarily to increased commissions and fees earned by Doral Financial’s retail banking, institutional securities and insurance agency operations. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.

TABLE E
COMMISSIONS, FEES AND OTHER INCOME
(IN THOUSANDS)

	QUARTER ENDED
	MARCH 31,
	2004	2003
Retail banking fees	$3,107	$2,610
Securities brokerage and asset management fees and commissions	734	222
Insurance agency commissions	2,899	1,787
Other income	1,941	1,596

Total	$8,681	$6,215

     Doral Financial’s fees and commissions have increased steadily as Doral Financial’s banking subsidiaries continue to increase their retail branch network and as Doral Financial continues to diversify its sources of revenues by generating additional securities fees and commissions from insurance agency activities. Doral Financial intends to further increase its fee income by continuing to aggressively cross-sell new banking and insurance products to its large retail consumer base. Currently, Doral Financial is capturing a substantial portion of the insurance policies obtained by borrowers who obtain residential mortgage loans through Doral Financial’s mortgage-banking entities.

NON-INTEREST EXPENSES

     Total non-interest expenses increased by 3% during the first quarter ended March 31, 2004, compared to the respective 2003 period. This increase reflects increases in professional fees, depreciation and amortization, occupancy and other expenses resulting from the continued expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased loan originations and servicing. For the quarter ended March 31, 2004, other expenses, increased by 34%, compared to the first quarter of 2003 due mainly to increases in mortgage loan origination-related expenses, employee-related expenses, custodial fees and other expenses. Professional fees for the first quarter of 2004 were $2.4 million, compared to $2.0 million for the same period a year ago. The increase for the first quarter of 2004 was primarily due to legal, accounting and consulting fees associated with the continued expansion of Doral Financial’s business and compliance with the requirements of the Sarbanes-Oxley Act of 2002. Depreciation and amortization expense was $4.3 million in the first quarter of 2004, compared to $3.6 million for the comparative 2003 period. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware related to the Company’s growth and computer systems upgrade. For the first quarter of 2004, compensation expense includes $2.4 million, associated with the expensing of the fair value of stock options, compared to $1.1 million for the first quarter of 2003. The increase in the stock based compensation expenses was related to 1,560,000 stock options granted to certain executive officers during the first quarter of 2004.

INCOME TAXES

     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all its Puerto Rico subsidiaries are generally required to pay federal income tax only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the first quarter of 2004 and 2003, the effective income tax rate of Doral Financial was 18% and 16%, respectively. The increase in the effective tax rate for 2004 reflected increased pre-tax income from the Company’s non-tax advantaged operations including loan sales, insurance agency and institutional securities operations.

     The lower effective tax rates (compared to the maximum statutory rate) were primarily the result of the tax-exemption enjoyed by Doral Financial on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entities to invest in various U.S. securities and U.S. mortgage loans, the interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $18.7 million and $15.4 million for the quarters ended March 31, 2004 and 2003, respectively.

     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank-NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the first quarter ended March 31, 2004 and 2003, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $170,000 and $2.1 million, respectively.

     Recently, the Legislature of Puerto Rico approved a law designed to encourage international banking entities to operate as separate legal entities rather than operating divisions. This law imposes income taxes at normal statutory rates on each international banking entity that operates as a unit or division of a bank, to the extent the international banking entities net income exceeds 40% of the bank’s net taxable income in the taxable year commenced on July 1, 2003, 30% of the bank’s net taxable income in the taxable year commencing in July 1, 2004 and 20% of the bank’s net taxable income in the taxable year commencing on July 1, 2005 and thereafter. It does not impose income taxation on an international banking entity that operates as a subsidiary of a bank.

     Prior to March 31, 2004, Doral Financial operated two international banking entities: (1) Doral Overseas, a division at the parent company level and (2)Doral International, a wholly-owned subsidiary of Doral Bank PR. As of March 31, 2004, substantially all of the operations previously conducted at Doral Overseas are being conducted by Doral International. As a result, Doral Financial will continue enjoying 100% tax-exempted income from its international banking operations. Doral Financial cannot give any assurance, however, that the law will not be modified in the future to reduce the tax benefits currently available to international banking subsidiaries such as Doral International.

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

     Doral Financial’s sale and securitization activities generally result in the recording of two types of retained interests: mortgage-servicing rights (“MSRs”) and IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on the loan over the expected term of the loan. IOs represent the estimated present value of the excess of the weighted-average coupon of the loans underlying the mortgage loan pool sold over the sum of (1) the rate required to be paid to investors and (2) a normal servicing fee after adjusting such amount for expected losses and prepayments. The contractual rate payable to investors may be either a fixed or floating rate. In the case of non-conforming loans pools, it is generally a floating rate based on a spread over the 90-day LIBOR. MSRs are classified as servicing assets and IOs are classified as trading securities in Doral Financial’s Consolidated Statements of Financial Condition.

     The determination of the fair values of MSRs and IOs at their initial recording and on an ongoing basis requires considerable management judgment. Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be determined with precision because they are not traded in active securities markets. For MSRs, Doral Financial determines their initial fair values on the basis of prices paid for comparable mortgage servicing rights. Doral Financial also receives on a quarterly basis a third party valuation of its MSRs related to its FNMA, FHLMC and GNMA servicing portfolio. During the first quarters of 2004 and 2003, the market prices used to recognize Doral Financial’s MSRs varied from 1.40% to 2.30% of the principal amount of the loans subject to the servicing rights, with servicing rights for GNMA (FHA/VA loans) mortgage-backed securities having higher values than comparable servicing rights for conventional loans. The unamortized balance of Doral Financial’s servicing asset reflected in Doral Financial’s Consolidated Financial Statements as of March 31, 2004 and December 31, 2003 was $176.4 million and $167.5 million, respectively. For additional information regarding the unamortized balance of Doral Financial’s servicing assets and amortization for the quarters ended March 31, 2004 and 2003, please refer to Note l to the unaudited consolidated financial statements contained herein.

     To determine the fair value of its IOs, Doral Financial, on a quarterly basis, obtains dealer quotes for comparable instruments and compares these quotes with external and internal valuations based on discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. Doral Financial generally uses the lowest valuation obtained from these methods. While Doral Financial has sold some IOs in private sales, currently there is no liquid market for the purchase and sale of IOs. The market multiple used by Doral Financial to value IOs ranged from 4.95 to 5.50 during the first quarter of 2004, compared to a range of 4.75 to 5.50 during the first quarter of 2003. As of March 31, 2004 and December 31, 2003, the carrying value of IOs reflected in Doral Financial’s Consolidated Financial Statements was $678.1 million (related to $5.2 billion of mortgage loan pools sold to investors) and $578.1 million (related to $4.8 billion of mortgage loan pools sold to investors), respectively. The initial recorded value of IOs is amortized over the expected life of the asset. The amortization is based on the amount and timing of estimated future cash flows to be received with respect to IOs. For additional information regarding the carrying value of Doral Financial’s IOs and amortization for the quarters ended March 31, 2004 and 2003, please refer to Note l to the unaudited consolidated financial statements contained herein.

     The value of Doral Financial’s MSRs and IOs is very sensitive to interest rate changes. Once recorded, Doral Financial periodically evaluates its MSRs for impairment. Impairment is defined generally as a reduction in current fair value below the carrying value. If the MSRs are impaired, the impairment is recognized in current period earnings. Doral Financial records impairment of MSRs through a valuation allowance. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of MSRs exceeds their fair value. If the value of MSRs subsequently increases, the valuation allowance is decreased through a credit to current period earnings. Other than temporary impairment is recognized as a direct write-down of the servicing assets. As of March 31, 2004, the impairment allowance for MSRs was $7.9 million. In the case of MSRs, Doral Financial stratifies the mortgage loans underlying a mortgage loan pool or mortgage-backed security on the basis of their predominant risk characteristics, which Doral Financial has determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming) and interest rates. Doral Financial measures MSRs impairment by estimating the fair value of each stratum.

     MSRs are also subject to periodic amortization. The amortization of MSRs is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. To the extent changes in interest rates or prepayment rates warrant, Doral Financial will increase or decrease the level of amortization. Amortization of MSRs is recorded as a reduction of servicing income. For impairment and valuation purposes, Doral Financial continues to monitor changes in interest rates to determine whether the assumptions used to value its MSRs and IOs are still appropriate in light of market conditions. It also attempts to corroborate the values assigned to these assets through the use of internal valuation models that incorporate assumptions regarding the direction of interest rates and mortgage prepayment rates. The reasonableness of management’s assumptions is corroborated through valuations performed by independent third parties on a quarterly basis.

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

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties. Purchases of mortgage loans from third parties were $624.0 million and $442.0 million for the quarters ended March 31, 2004 and 2003,respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE F
LOAN PRODUCTION
(Dollars in Thousands,
Except for Average Initial Loan Balance)

	QUARTER ENDED
	MARCH 31,
		`
	2004	2003
FHA/VA mortgage loans
Number of loans	1,184	852
Volume of loans	$105,604	$78,185
Percent of total volume	6%	5%
Average initial loan balance	$89,193	$91,766
Conventional conforming mortgage loans
Number of loans	5,199	3,886
Volume of loans	$824,704	$578,280
Percent of total volume	45%	40%
Average initial loan balance	$158,627	$148,811
Conventional non — conforming mortgage loans(1)(2)
Number of loans	6,932	5,768
Volume of loans	$606,853	$562,359
Percent of total volume	33%	38%
Average initial loan balance	$87,544	$97,496
Other(3)
Number of loans	862	565
Volume of loans	$304,260	$241,732
Percent of total volume	16%	17%
Total loans
Number of loans	14,177	11,071
Volume of loans	$1,841,421	$1,460,556

(1)	Includes $39.3 million and $13.6 million in second mortgages for the quarters ended March 31, 2004 and 2003, respectively.

(2)	Includes $10.1 million and $24.0 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended March 31, 2004 and 2003, respectively.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the quarters ended March 31, 2004 and 2003, refinance loans represented approximately 61% and 64%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings and because interest cost on mortgage loans is tax deductible for borrowers. Also, consumers tend to prefer long-term mortgage loan rates that are generally well below rates on consumer debt.

     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

TABLE G
LOAN ORIGINATION SOURCES

	QUARTER ENDED MARCH 31,
	2004			2003
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	51%	–	51%	54%	–	54%
Wholesale(1)	8%	26%	34%	5%	25%	30%
New Housing Developments	9%	1%	10%	11%	–	11%
Multi-family	–	–	–	–	2%	2%
Other(2)	4%	1%	5%	2%	1%	3%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders. U.S. wholesale purchase normally do not include the related servicing right.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

     Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing- released basis as well as servicing rights in bulk. During the first quarters of 2004 and 2003, Doral Financial purchased servicing rights to approximately $79.4 million and $316.8 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing-released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

TABLE H MORTGAGE LOAN SERVICING (Dollars in Thousands, Except for Average Size of Loans Prepaid)

	AS OF MARCH 31,
	2004	2003
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,665,266	$3,015,013
FHLMC/FNMA	3,599,908	3,041,977
Doral Financial grantor trusts	34,156	46,721
Other conventional mortgage loans(1)(2)	6,796,729	5,654,971

Total servicing portfolio	$13,096,059	$11,758,682

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	153,440	144,901
Weighted- average interest rate	6.94%	7.32%
Weighted- average remaining maturity (months)	258	255
Weighted- average gross servicing fee rate	.3126%	.3238%
Average servicing portfolio	$12,959,343	$11,522,190
Principal prepayments	$561,688	$509,497
Prepayments to average portfolio (annualized)	17%	18%
Average size of loans prepaid	$85,885	$87,347
Servicing assets, net reflected on Consolidated Statement of Financial Condition	$176,401	$160,270
DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.08%	1.17%
90 days or more past due	1.85%	1.92%

Total delinquencies excluding foreclosures	2.93%	3.09%

Foreclosures pending	1.70%	1.76%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$12,690,244	$11,241,523
Add:
Loans funded and purchased(3)	1,032,837	825,351
Bulk servicing acquired	79,391	316,839
Less:
Servicing sales transferred	982	2,450
Run-off(4)	705,431	622,581

Ending servicing portfolio	$13,096,059	$11,758,682

(1)	Includes $2.5 billion and $2.2 billion of loans owned by Doral Financial at March 31, 2004 and 2003, respectively, which represented 19% of the total servicing portfolio as of such dates and for which no servicing rights has been recognized.

(2)	Includes portfolios of $255.8 million and $198.6 million at March 31, 2004 and 2003, respectively, of insured FHA/VA delinquent loans sold to third parties.

(3)	Excludes approximately $808.6 million and $635.2 million of conventional, commercial, consumer, construction and other loans not included in Doral Financial’s mortgage servicing-portfolio as of March 31, 2004 and 2003, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2004 and 2003, approximately 2% and 3%, respectively, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $561.7 million and $509.5 million for the quarters ended March 31, 2004 and 2003, respectively. This represents approximately 17% and 18%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

CREDIT RISKS RELATED TO LOAN ACTIVITIES

     With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed up to 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750 in addition to the mortgage collateral. Loan-to-value ratios for residential mortgage loans generally do not exceed 80% (85% for certain qualifying home purchase transactions through Doral Bank PR) unless private mortgage insurance is obtained.

     In the ordinary course of business, the Company sells loans on a partial or full recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” for more information regarding recourse obligation.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, all accrued but unpaid interest to date is fully reserved. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable, because these loans are adequately secured by real estate, generally have low loan-to-value ratios, and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of March 31, 2004 and 2003, Doral Financial would have recognized $8.2 million and $6.5 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of March 31, 2004 and December 31, 2003 amounted to approximately $22.6 million and $23.7 million, respectively. At March 31, 2004 and December 31, 2003 an impairment allowance of $2.8 million and $2.4 million, respectively, was allocated to such impaired loans.

     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE I
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	MARCH 31, 2004	DECEMBER 31, 2003
Mortgage banking business:
Non-accrual loans:
Construction loans	$2,856	$2,901
Residential mortgage loans	21,043	20,818
Loans held-for-sale past due 90 days and still accruing(1)(2)	64,954	62,270
OREO	16,872	18,176

Total NPAs of mortgage banking business	105,725	104,165

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	16,459	1,503
Residential mortgage loans	12,149	11,664
Commercial real estate	9,680	5,166
Consumer loans	1,456	1,681
Commercial non-real estate loans	606	586

Total non-accrual loans	40,350	20,600
OREO	1,692	1,077

Total NPAs of banking subsidiaries	42,042	21,677

Total NPAs of Doral Financial (consolidated)	$147,767	$125,842

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.49%	0.76%
Total NPAs of Doral Financial as a percentage of consolidated total assets	1.23%	1.21%
Total non-performing loans to total loans	3.79%	3.13%
Ratio of allowance for loan losses to total non-performing loans at end of period (consolidated)	21.98%	26.47%

(1)	Includes loans held-for-sale past due 90-180 days and loans held for sale past due over 180 days with a current loan-to-value ratio over 90%.

(2)	Does not include approximately $10.5 million and $10.4 million of 90 days past due FHA/VA loans as of March 31, 2004 and December 31, 2003, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

     The following table summarizes certain information regarding Doral Financial’s allowance for loan losses and losses on OREO, for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE J
ALLOWANCE FOR LOAN LOSSES AND OREO
(DOLLARS IN THOUSANDS)

	QUARTER ENDED
	MARCH 31,
	2004	2003
OREO:
Balance at beginning of period	$3,375	$2,772
Provision for losses	300	270
Net gains (losses), charge-offs and others	429	(616)

Balance at end of period	$4,104	$2,426

Allowance for Loan Losses:
Balance at beginning of period	$28,211	$18,243
Provision for loan losses	1,561	4,778

Charge — offs:
Mortgage loans held-for-sale	(2)	(20)
Construction loans	—	—
Residential mortgage loans	(20)	—
Commercial real estate loans	—	—
Consumer loans	(619)	(699)
Commercial non-real estate loans	(27)	(52)
Other	—	—

Total charge-offs	(668)	(771)

Recoveries:
Mortgage loans held-for-sale	4	—
Construction loans	—	—
Residential mortgage loans	—	—
Commercial real estate loans	—	—
Consumer loans	69	45
Commercial non-real estate loans	39	4
Other	—	—

Total recoveries	112	49

Net charge-offs	(556)	(722)

Other adjustments	(812)	—

Balance at end of period(1)	$28,404	$22,299

Allowance for loan losses as a percentage of total loans outstanding at the end of period	0.83%	0.70%
Net charge-offs to average loans outstanding	0.02%	0.02%

(1)	Includes the allowance of mortgage loans held-for-sale of $11.7 million for 2004 and $7.3 million for 2003, and the allowance for loans receivable held for investment of $16.7 million for 2004 and $15.0 million for 2003.

     The allowance for loan losses relating to loans held by Doral Financial was $28.4 million at March 31, 2004, compared to $22.3 million as of March 31, 2003. The increase in the allowance was primarily a result of a larger loan portfolio as well as an increase in and seasoning of the construction loan portfolio that carries greater credit risk. The increase also reflects an increase in non-performing loans as well as an increase in the allowance for construction loans in light of current economic conditions.

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

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the quarter ended March 31, 2004, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $29.8 million, compared to $21.2 million for the same period during 2003. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA mortgage loans. Under these arrangements, as under GNMA servicing requirements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2004, the outstanding principal balance of such FHA/VA loans was $255.8 million and the aggregate monthly amounts of funds advanced by Doral Financial was $24.5 million. During the first quarter 2003, the Company sold approximately $54.2 million of residential FHA insured or VA guaranteed delinquent loans. There was no delinquent loans sales in the first quarter of 2004.

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

     Doral Financial’s primary sources of liquidity are revenues from operations, loan sales in the secondary mortgage market, deposits, advances from the FHLB-NY, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities. Other sources of liquidity include proceeds from privately-placed and publicly offered debt and equity financings in the capital markets.

     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of March 31, 2004 and December 31, 2003:

TABLE K
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF MARCH 31, 2004		AS OF DECEMBER 31, 2003
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$3,203,810	2.29%	$2,971,272	2.38%
Repurchase Agreements	3,475,129	2.67%	3,602,942	2.46%
Advances from the FHLB	1,294,500	3.80%	1,206,500	3.89%
Loans Payable	283,925	2.16%	178,334	2.12%
Notes Payable	599,760	7.76%	602,581	7.76%

     Doral Financial had warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $10.7 billion as of March 31, 2004, of which $5.0 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $2.3 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial’s committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of March 31, 2004, Doral Financial was in compliance with all such financial covenants and ratios.

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

     Under Doral Financial’s repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the market value of securities previously pledged as collateral decline, Doral Financial will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

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

     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of March 31, 2004, Doral Financial’s banking subsidiaries held approximately $3.2 billion in deposits at a weighted-average interest rate of 2.29%.

     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE L
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		YEAR ENDED
	MARCH 31, 2004		DECEMBER 31, 2003
	AVERAGE	AVERAGE		AVERAGE
	BALANCE	RATE	AVERAGE BALANCE	RATE
Certificates of deposit	$1,842,505	3.02%	$1,535,835	3.12%
Regular passbook savings	364,851	2.28%	268,990	2.51%
NOW accounts	569,520	2.13%	497,277	2.19%
Non-interest bearing	332,242	—	349,531	—

Total deposits	$3,109,118	2.45%	$2,651,633	2.83%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2004.

TABLE M CERTIFICATES OF DEPOSIT MATURITIES (IN THOUSANDS)

AMOUNT
Certificates of deposit maturities
Three months or less	$205,686
Over three through six months	79,422
Over six through twelve months	930,087
Over twelve months	308,122

Total	$1,523,317

     As of March 31, 2004 and December 31, 2003, Doral Financial’s banking subsidiaries had approximately $1.1 billion and $985.3 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

     As of March 31, 2004, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of March 31, 2004, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE N
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	23.0%	19.5%	19.8%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	22.6%	18.8%	19.6%
Leverage Ratio(1)	15.4%	7.1%	9.2%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

     As of March 31, 2004, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.

     The federal banking and thrift regulatory agencies adopted a rule that imposes a dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests. Currently, Doral Financial classifies most of the IOs retained in connection with the sale of its non-conforming loans as credit-enhancing interest-only strips under the rule and thus are subject to a dollar-for-dollar capital requirement for risk based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth above incorporate the impact of the capital rule for IOs.

     Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of March 31, 2004, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.5 billion.

     Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the holding company level and, accordingly, the rule only impacts the regulatory requirements applicable to Doral Financial as a financial holding company and has no impact on the banking subsidiaries. While the impact of this rule is to reduce Doral Financial’s regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements.

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

ASSETS AND LIABILITIES

     At March 31, 2004, Doral Financial’s total assets were $12.0 billion compared to $10.4 billion at December 31, 2003. The increase in assets was due primarily to an increase in cash and money market investments of $1.1 billion, resulting from a higher volume of liquid assets accumulated by the Company in anticipation of rising interest rates, and an increase of $315.8 million in accounts receivable from investment sales. Total liabilities were $10.3 billion at March 31, 2004, compared to $8.8 billion at December 31, 2003. The increase in liabilities was largely the result of an increase in deposit accounts and loans payable used to fund Doral Financial’s increase in assets. Also,accounts payable from investment purchases increased by $1.2 billion to for the first quarter of 2004 from December 31, 2003. At March 31, 2004, deposit accounts totaled $3.2 billion, compared to $3.0 billion at December 31, 2003. As of March 31, 2004, Doral Financial’s banking subsidiaries had $8.5 billion in assets, compared to $7.2 billion at December 31, 2003.

OFF-BALANCE SHEET ACTIVITIES

     In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) are often sold to investors on a partial or full recourse basis pursuant to which Doral Financial retains part or all of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally 24 months) or a percentage up to a 15% of the principal amount of the loans sold. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s consolidated financial statements. As of March 31, 2004, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $2.5 billion. As of such date the maximum principal amount in loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $2.0 billion. As of March 31, 2004, Doral Financial maintained a reserve of $3.8 million for potential losses from such recourse agreements, which is included in “Accrued expenses and other liabilities” in Doral Financial’s consolidated financial statements. During the first quarter of 2004, Doral Financial repurchased approximately $27.0 million of loans subject to recourse. Historically, losses on recourse obligations have not been significant. As of March 31, 2004, approximately $123.5 million or 5% of the principal amount of loans sold with recourse were 60 days or more past due.

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

     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount in these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At March 31, 2004, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $443.1 million and $3.0 million, respectively, and commitments to sell/purchase mortgage-backed securities and loans amounted to approximately $1.6 billion. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

     A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with a third party. The amount in letters of credit represents the maximum amount of credit risk in the event of non-performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2004.

TABLE O
CONTRACTUAL OBLIGATIONS

(IN THOUSANDS)	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER 5
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS
Deposits	$3,203,810	$2,212,937	$576,254	$414,230	$389
Repurchase and warehousing lines of credit(1)	3,759,054	3,053,629	260,625	444,800	—
Advances from FHLB(1)	1,294,500	642,500	535,000	117,000	—
Notes Payable	599,760	212,742	91,470	12,751	282,797
Other liabilities and obligations	1,443,477	1,360,968	27,000	27,000	28,509
Non-cancellable Operating Leases	58,245	5,861	10,764	9,760	31,860

Total Contractual Cash Obligations	$10,358,846	$7,488,637	$1,501,113	$1,025,541	$343,555

(1)	Includes $1.7 billion of repurchase agreements with an average rate of 4.36% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50% for which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from April 2004 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

TABLE P
OTHER COMMERCIAL COMMITMENTS(1)

(IN THOUSANDS)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER 5
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS
Commitments to extend credit	$443,141	$257,876	$184,453	$23	$789
Commitments to sell/purchase mortgage-backed securities and loans	1,556,698	1,556,698	—	—	—
Commercial and financial standby letters of credit	3,017	3,017	—	—	—
Standby repurchase (recourse) obligations	2,014,637	323,631	1,155,576	—	535,430

Total	$4,017,493	$2,141,222	$1,340,029	$23	$536,219

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

INTEREST RATE RISK MANAGEMENT

     General. Interest rate fluctuation is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial’s loan servicing portfolio and securities holdings, as well as Doral Financial’s strategies to manage such effects, are discussed in Doral Financial’s Annual Report to Shareholders, which information is also incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

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

     Interest Rate Sensitivity Analysis. Doral Financial employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on-balance and certain off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates and optionality of certain assets and liabilities. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. This sensitivity analysis is limited by the fact that it is performed at a particular point in time, is subject to the accuracy of various assumptions, including prepayment forecasts, and does not incorporate other factors that could impact Doral Financial’s overall performance in each scenario. Accordingly, the estimates resulting from the use of the model should not be viewed as an earnings forecast. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

     The Risk Management Committee, which comprises members of senior management and reports to Doral Financial’s Board of Directors, monitors interest rate risk within Board-approved policy limits. Doral Financial’s current interest rate risk policy limits are primarily determined by measuring the anticipated change in net interest income over a 12-month horizon assuming a 100- and 200- basis point linear increase or decrease in interest rates. The current policy limits this exposure to a 30% reduction in net interest income for a 12-month horizon under a 200-basis point increase or decrease in interest rates.

       The following table shows Doral Financial’s net interest income sensitivity profile as of March 31, 2004, and December 31, 2003:

TABLE Q INTEREST RATE SENSITIVITY AS OF MARCH 31, 2004

CHANGE IN INTEREST RATES (BASIS POINTS)	PERCENTAGE CHANGE IN 12-MONTH NET INTEREST INCOME
+200	13.4%
+100	6.2%
-100	(10.3%)
-200	(13.6%)

INTEREST RATE SENSITIVITY
AS OF DECEMBER 31, 2003
PERCENTAGE CHANGE IN 12-MONTH
CHANGE IN INTEREST RATES (BASIS POINTS)	NET INTEREST INCOME
+200	8.5%
+100	5.3%
-100	(7.2%)
-200	(10.6%)

     Given a linear 100 and 200 basis point increase in the yield curve used in the simulation model, it is estimated net interest income for Doral Financial would increase by 6.2% and 13.4% over one year. The model assumes that the portfolio of loans held for sale and trading securities reprice at least twice a year, as such assets are sold and replaced with new assets at current market rates. A 200 basis point linear decrease in interest rates would reduce net interest income by 13.6% over one year. All these estimated changes in net interest income are within the policy guidelines established by Doral Financial’s Board of Directors. In addition to the sales assumptions mentioned above, the model does not assume a full 100 or 200 basis point decrease in rates for short-term assets and liabilities, principally due to the current low level of short-term interest rates. In such cases, the yield curve was assigned a minimum (floor) value. Also, in both upward and downward rate scenarios, the increase or decrease in rates was modeled over a specific time period (3-6 months) rather than an instantaneous shock in rates, in order to reflect what has been the historical trend of changes in market rates.

     While the sensitivity model serves as a useful tool for measuring short-term risk to future net interest income, it does not measure the sensitivity of the market value of Doral Financial’s assets or other sources of income such as trading activities and mortgage loan sales to changes in interest rates.

     Derivatives. Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates beyond the control of management. Derivatives include interest rate swaps, interest rate collars, futures, forwards and options. Derivatives are generally either privately-negotiated over-the-counter (“OTC”) or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, collars, forwards and options. Exchange-traded derivatives include futures and options.

     The Company has purchased various interest rate collars, intended to protect the Company against significant increases in interest rates. The following table summarizes the Company’s interest rate collars outstanding at March 31, 2004.

TABLE R
INTEREST RATE COLLARS
(DOLLARS IN THOUSANDS)

		ENTITLED PAYMENT
NOTIONAL AMOUNT	MATURITY DATE	CONDITIONS	PREMIUM PAID	FAIR VALUE
$200,000	June 2006	Excess 3-month LIBOR and 5.0%	$4,865	$224
$400,000	March 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,760	$576
$600,000	September 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,570	$1,461
$100,000	February 2008	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.0%	$955	$449
$100,000	April 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$1,000	$481
$200,000	April 2008	Excess 3-month LIBOR and 8.0% provided that 3-month LIBOR is less than 10.0%	$353	$134
$300,000	July 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$2,715	$1,751

     From time to time, Doral Bank PR enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Bank PR to interest rate risk. At March 31, 2004, Doral Bank PR had two interest rate swaps agreements outstanding (each with a notional amount of $100.0 million) that are intended to protect Doral Bank PR from the repricing of its short-term liabilities during a rising interest rate environment. These agreements end on September 11, 2007 and September 12, 2007, respectively. The interest rate to be received on these swaps agreements is 100% of the three-month LIBOR rate. The rate being received by Doral Bank PR on each of these swap agreements was 1.11%, as of March 31, 2004. The fixed interest rate payable by Doral Bank PR under these agreements was 3.6875% and 3.655%, respectively, as of March 31, 2004. At March 31, 2004, the agreements had an aggregate negative fair value of $7.1 million which is recorded as a liability in Doral Financial’s Consolidated Financial Statements.

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to current operations as they occur. This treatment may increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of assets and liabilities related to these derivatives totaled $4.7 billion and $1.3 billion, respectively, as of March 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

     The table below summarizes the fair values of Doral Financial’s derivatives, as well as the source of the fair values.

TABLE S
FAIR VALUE RECONCILIATION
(IN THOUSANDS)

QUARTER ENDED
MARCH 31, 2004
Fair value of contracts outstanding at the beginning of the period	$5,573
Contracts realized or otherwise settled during the period	(53,296)
Fair value of new contracts entered into during the period	49,427
Other changes in fair values	(4,817)

Fair value of contracts outstanding at the end of the period	$(3,113)

TABLE T
SOURCE OF FAIR VALUE

(IN THOUSANDS)	PAYMENT DUE BY PERIOD
	MATURITY			MATURITY
AS OF MARCH 31, 2004	LESS THAN	MATURITY	MATURITY	IN EXCESS	TOTAL FAIR
SOURCE OF FAIR VALUE	1 YEAR	1-3 YEARS	3-5 YEARS	OF 5 YEARS	VALUE
Prices actively quoted	$(1,452)	$386	$—	$—	$(1,066)
Prices provided by other external sources	—	(6,323)	4,276	—	(2,047)

	$(1,452)	$(5,937)	$4,276	$—	$(3,113)

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

INFLATION

     General and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratios of existing loans thereby reducing credit exposure. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the effects of changes of interest rates on Doral Financial’s operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

     Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Doral Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter in which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a),(b)	Effective April 28, 2004, Doral Financial’s Restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares and the number of authorized shares of serial preferred stock from 10,000,000 to 40,000,000 shares. For additional information regarding this matter, refer to the Doral Financial’s definitive Proxy Statement, dated March 15, 2004, filed with the Securities and Exchange Commission.

(c),(d) and (e) Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Stockholders Meeting of the Company was held on April 21, 2004. A quorum was obtained with 100,999,856 votes represented in person or by proxy, which represented approximately 93.6% of all votes eligible to be cast at the meeting. The eight existing directors of the Company, Salomón Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., Efraim Kier, John L. Ernst, John B. Hughes and Harold D. Vicente were reelected for additional one-year terms and Peter A. Hoffman was elected as a new director. A proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 500,000,000 shares was approved as well as a proposal to increase the number of authorized shares of serial preferred stock from 10,000,000 to 40,000,000 shares. The adoption of the Company’s Omnibus Incentive Plan as well as the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2004 were also approved. The results of the voting for each of the proposals is set forth below:

Election of Directors

NOMINEES FOR ONE-YEAR TERM	VOTES FOR	VOTES WITHHELD
Salomón Levis	98,523,200	2,476,656
Zoila Levis	98,697,802	2,302,054
Richard F. Bonini	98,659,092	2,340,764
Edgar M. Cullman, Jr.	95,987,152	5,012,704
John L. Ernst	98,389,407	2,610,449
Peter A. Hoffman	99,795,972	1,203,884
John B. Hughes	98,530,703	2,469,153
Efraim Kier	99,318,315	1,681,541
Harold D. Vicente	99,344,716	1,655,140

Proposal to Increase Number of Authorized Shares of Common Stock to 500,000,000 shares.

For:	87,810,582
Against:	13,119,253
Abstain:	70,021
Broker Non-Votes:	0

Proposal to Increase the Number of Authorized Shares of Serial Preferred Stock to 40,000,000 shares.

For:	57,473,424
Against:	27,425,010
Abstain:	90,524
Broker Non-Votes:	16,010,898

Proposal to Adopt Doral Financial Omnibus Incentive Plan.

For:	81,924,015
Against:	2,878,472
Abstain:	186,471
Broker Non-Votes:	16,010,898

Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for 2004.

For:	99,747,894
Against:	1,192,485
Abstain:	59,477
Broker Non-Votes:	0

ITEM 5 - OTHER INFORMATION

Declaration of Cash Dividend. On April 21, 2004, the Board of Directors of Doral Financial voted to declare a cash dividend of $0.15 per common share payable on June 4, 2004, to shareholders of record on May 13, 2004. The dividend represents a 25% increase over the Company’s prior quarterly dividend.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit 3(a) - Certificate of Amendment to Restated Certificate of Incorporation.
Exhibit 3(b) - By-laws of Doral Financial Corporation, as amended as of April 21, 2004.
Exhibit 10(a) - Doral Financial Corporation Omnibus Incentive Plan.
Exhibit 12(a) - Computation of Ratio of Earnings to Fixed Charges.
Exhibit 12(b) - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
Exhibit 31(1) - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31(2) - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32(1) - CEO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
Exhibit 32(2) - CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

     The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K

i.	Current Report on Form 8-K, dated January 5, 2004, (a) reporting under Items 7 and 9 the issuance of a press release announcing that it expects to release its earnings for the quarter and year ended December 31,2003, on or about January 14, 2004 and (b) filing as an exhibit under Item 7 a copy of the related press release dated January 5, 2004.

ii	Current Report on Form 8-K, dated January 14, 2004, reporting under Items 7 and 12 (a) the issuance of a press release announcing the unaudited earnings results for the quarter and year ended December 31, 2003 and (b) filing as an exhibit under Item 7 a copy of the related press release dated January 14, 2004.

iii	Current Report on Form 8-K, dated February 3, 2004, (a) reporting under Items 7 and 9 the issuance of a press release stating that the Registration Statement on Form S-3 relating to the resale of its 4.75% Perpetual Cumulative Convertible Preferred Stock, and the underlying common stock issuable upon conversion of the preferred stock, by the selling security holders named therein had been declared effective by the Securities and Exchange Commission and (b) filing as an exhibit under Item 7 a copy of the related press release dated February 3, 2004.

iv	Current Report on Form 8-K, dated April 5, 2004, (a) reporting under Items 7 and 9 the issuance of a press release stating that contrary to some analysts predictions with respect to US-based mortgage lenders, the Company did not believe that the recent increase in economic activity and the perception that interest rates would increase, would have an adverse impact on the Company’s operations and announcing that the Company plans to release its first quarter 2004 earnings on April 14, 2004 immediately following the close of regular trading in the New York Stock Exchange and (b) filing as exhibits under Item 7 a copy of the related press release dated April 5, 2004.

v	Current Report on Form 8-K, dated April 14, 2004, reporting under Items 7 and 12 (a) the issuance of a press release announcing the unaudited earnings results for the quarter ended March 31, 2004 and (b) filing as an exhibit under Items 7 a copy of the related press release dated April 14, 2004.

vi	Current Report on Form 8-K, dated April 21, 2004, reporting under Items 5 and 7 (a) the issuance of a press release announcing an increase in the quarterly dividend on the Company’s common stock, and (b) filing as an exhibit under Item 7 a copy of the related press release dated April 21, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: May 7, 2004	/s/ Salomón Levis Salomón Levis Chairman of the Board and Chief Executive Officer

Date: May 7, 2004	/s/ Ricardo Meléndez Ricardo Meléndez Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
3(a)	-	Certificate of Amendment to Restated Certificate of Incorporation.

3(b)	-	By-laws of Doral Financial Corporation, as amended as of April 21, 2004.

10(a)	-	Doral Financial Corporation Omnibus Incentive Plan.

12(a)	-	Computation of Ratio of Earnings to Fixed Charges.

12(b)	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31(1)	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(2)	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(2)	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.