Form 10-Q
period 2004-06-30
DORAL FINANCIAL CORP
filed 2004-08-09
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-17224

DORAL FINANCIAL CORPORATION

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1451 F.D. Roosevelt Avenue,
San Juan, Puerto Rico	00920-2717
(Address of principal
executive offices)	(Zip Code)

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

YES  [X]  NO  [  ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JULY 26, 2004: 107,908,412

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2004 and December 31, 2003	4
Consolidated Statements of Income (Unaudited) - Quarters ended June 30, 2004 and June 30, 2003 and six months ended June 30, 2004 and June 30, 2003	5
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six months ended June 30, 2004 and June 30, 2003	6
Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended June 30, 2004 and June 30, 2003 and six months ended June 30, 2004 and June 30, 2003.	7
Consolidated Statements of Cash Flows (Unaudited) – Six months ended June 30, 2004 and June 30, 2003	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	54
Item 4 - Controls and Procedures	54
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	54
Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	54
Item 3 - Defaults Upon Senior Securities	54
Item 4 - Submission of Matters to a Vote of Security Holders	54
Item 5 - Other Information	54
Item 6 - Exhibits and Reports on Form 8-K	55
SIGNATURES	56
CEO and CFO Certifications
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES & PREFERRED STOCK DIVIDENDS
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFIACTION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

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

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, adverse changes in the Puerto Rico real estate market, substantial changes in levels of interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors, legislative changes and regulatory or judicial proceedings, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2004	2003
ASSETS
Cash and due from banks	$86,953	$84,713

Money market investments	1,615,003	870,009

Pledged investment securities that can be re-pledged:
Trading securities, at fair value	265,807	272,046
Securities available for sale, at fair value	3,166,337	2,205,951
Securities held to maturity, at amortized cost (market value of $2,392,511 for 2004; $1,405,634 for 2003)	2,513,081	1,452,035

Total pledged investment securities that can be re-pledged	5,945,225	3,930,032

Other investment securities:
Trading securities, at fair value	837,917	672,104
Securities available for sale, at fair value	17,805	644,647
Securities held to maturity, at amortized cost (market value of $110,658 for 2004; $178,468 for 2003)	112,005	188,874
Federal Home Loan Bank of NY (FHLB) stock, at cost	83,620	81,720

Total other investment securities	1,051,347	1,587,345

Total investment securities	6,996,572	5,517,377

Loans:
Mortgage loans held for sale, at lower of cost or market	1,937,387	1,966,608
Loans receivable, net of allowance for loan losses of $18,001 (2003 - $19,709)	1,602,619	1,410,849

Total loans	3,540,006	3,377,457

Receivables and mortgage servicing advances	113,584	90,835
Accounts receivable from investment sales	541,944	19,520
Accrued interest receivable	66,220	63,771
Servicing assets, net	178,645	167,498
Premises and equipment, net	143,941	136,037
Real estate held for sale, net	17,099	19,253
Other assets	40,452	47,526

Total assets	$13,340,419	$10,393,996

LIABILITIES
Deposits:
Non-interest-bearing deposits	$414,418	$364,292
Interest-bearing deposits	2,824,978	2,606,980
Securities sold under agreements to repurchase	5,385,234	3,602,942
Advances from FHLB	1,194,500	1,206,500
Loans payable	298,872	178,334
Notes payable	710,246	602,581
Accounts payable from investment purchases	511,378	2,245
Accrued expenses and other liabilities	282,523	237,682

Total liabilities	11,622,149	8,801,556

Commitments and contingencies (Note p)
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2004 and 2003, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,907,512 and 107,903,912 shares issued and outstanding in 2004 and 2003, respectively	107,908	107,904
Additional paid-in capital	156,777	151,902
Legal surplus	13,806	13,806
Retained earnings	977,217	804,518
Accumulated other comprehensive loss, net of income tax (benefit) expense of ($11.5 million) (2003 - $568)	(110,688)	(58,940)

Total stockholders’ equity	1,718,270	1,592,440

Total liabilities and stockholders’ equity	$13,340,419	$10,393,996

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
Interest income:
Loans	$56,743	$54,291	$116,879	$109,331
Mortgage-backed securities	16,852	18,532	34,322	36,057
Interest-only strips (“IOs”)	14,406	8,944	26,790	19,800
Investment securities	45,225	23,375	77,817	45,435
Other interest-earning assets	4,711	4,062	8,228	8,191

Total interest income	137,937	109,204	264,036	218,814

Interest expense:
Deposits	19,499	18,994	38,481	37,060
Securities sold under agreements to repurchase	25,412	23,005	48,084	46,942
Advances from FHLB	12,358	12,321	24,144	24,695
Loans payable	1,723	1,930	3,128	3,381
Notes payable	12,299	13,048	24,500	25,553

Total interest expense	71,291	69,298	138,337	137,631

Net interest income	66,646	39,906	125,699	81,183
Provision for loan losses	2,612	3,618	4,173	8,396

Net interest income after provision for loan losses	64,034	36,288	121,526	72,787

Non-interest income:
Net gain on mortgage loan sales and fees	130,586	98,081	267,442	175,406

Investment activities:
Trading activities	6,048	(4,951)	(42,566)	(50)
Net (loss) gain on sale of investment securities	(17,489)	7,002	(1,339)	14,089

Total investment activities	(11,441)	2,051	(43,905)	14,039

Servicing loss , net of amortization and impairment of $12,572 - 2004 and $17,104 - 2003 for the quarter, and $20,373 - 2004 and $29,751 – 2003 for the six months	(2,345)	(8,353)	(656)	(12,462)
Commissions, fees and other income	9,780	7,425	18,461	13,640

Total non-interest income	126,580	99,204	241,342	190,623

Non-interest expenses:
Compensation and benefits	22,276	21,368	42,033	42,567
Taxes, other than payroll and income taxes	2,258	1,751	4,468	3,508
Advertising	4,113	3,597	7,303	7,360
Professional services	2,605	2,128	5,027	4,100
Communication and information systems	3,308	3,279	6,588	6,297
Occupancy and other office expenses	6,489	5,695	12,178	11,137
Depreciation and amortization	4,311	3,631	8,583	7,219
Other	5,182	4,518	10,302	8,342

Total non-interest expenses	50,542	45,967	96,482	90,530

Income before income taxes	140,072	89,525	266,386	172,880
Income taxes	25,166	14,548	47,903	27,916

Net income	$114,906	$74,977	$218,483	$144,964

Net income attributable to common shareholders	$106,581	$70,749	$201,833	$136,508

Earnings per common share:
Basic	$0.99	$0.66	$1.87	$1.27

Diluted	$0.96	$0.64	$1.82	$1.24

Dividends per common share	$0.15	$0.09	$0.27	$0.19

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2004	2003
PREFERRED STOCK	$573,250	$228,250

COMMON STOCK:
Balance at beginning of period	107,904	71,933
Shares issued under stock option plan	4	56
Treasury stock canceled and retired	—	(84)

Balance at end of period	107,908	71,905

PAID-IN CAPITAL:
Balance at beginning of period	151,902	191,216
Common shares issued under stock option plan	21	410
Stock-based compensation recognized	4,854	2,245

Balance at end of period	156,777	193,871

LEGAL SURPLUS	13,806	10,777

RETAINED EARNINGS:
Balance at beginning of period	804,518	550,554
Net income	218,483	144,964
Cash dividends declared on common stock	(29,134)	(20,127)
Cash dividends declared on preferred stock	(16,650)	(8,456)

Balance at end of period	977,217	666,935

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(58,940)	(7,675)
Other comprehensive loss, net of deferred tax	(51,748)	(13,954)

Balance at end of period	(110,688)	(21,629)

TREASURY STOCK AT PAR:
Balance at beginning of period	—	(84)
Shares canceled and retired	—	84

Balance at end of period	—	—

Total stockholders’ equity	$1,718,270	$1,150,109

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
Net income	$114,906	$74,977	$218,483	$144,964

Other comprehensive loss, before tax:
Unrealized losses on securities arising during the period	(122,802)	(5,841)	(67,574)	(17,401)
Amortization of unrealized loss on securities reclassified to held to maturity	3	7	14	17
Reclassification adjustment for losses (gains) included in net income	19,879	(2,208)	3,729	1,960

Other comprehensive loss, before tax	(102,920)	(8,042)	(63,831)	(15,424)

Income tax benefit related to items of other comprehensive loss	10,335	400	12,083	1,470

Other comprehensive loss	(92,585)	(7,642)	(51,748)	(13,954)

Comprehensive income, net of taxes	$22,321	$67,335	$166,735	$131,010

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net income	$218,483	$144,964

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation recognized	4,854	2,245
Depreciation and amortization	8,583	7,219
Amortization and impairment of servicing assets	20,373	29,751
Deferred income tax provision	28,472	5,684
Provision for loan losses	4,173	8,396
Provision for losses on real estate held for sale	409	682
Amortization of premium and accretion of discount on loans and investment securities	1,941	1,931
Origination and purchases of mortgage loans held for sale	(3,277,485)	(2,676,597)
Principal repayment and sales of mortgage loans held for sale	1,800,448	1,345,486
Purchases of securities held for trading	(1,902,668)	(6,293,093)
Principal repayment and sales of trading securities	2,650,155	8,053,223
Increase in interest–only strips, net	(179,929)	(85,296)
Increase in servicing assets	(31,520)	(25,984)
Increase in receivables and mortgage servicing advances	(23,531)	(12,890)
(Increase) decrease in accrued interest receivable	(2,449)	291
Decrease (increase) in other assets	7,074	(11,603)
Increase in accrued expenses and other liabilities	29,226	307,769

Total adjustments	(861,874)	657,214

Net cash (used in) provided by operating activities	(643,391)	802,178

Cash flows from investing activities:
Purchases of securities available for sale	(5,177,366)	(4,591,362)
Proceeds from sales of securities available for sale	5,020,791	3,841,054
Principal repayment of securities available for sale	94,006	338,291
Purchases of securities held to maturity	(709,519)	(717,722)
Principal repayment and maturities of securities held to maturity	147,607	240,789
(Increase) decrease in FHLB stock	(1,900)	2,750
Origination of loans receivable	(517,598)	(399,374)
Principal repayment of loans receivable	319,736	204,252
Purchase of premises and equipment	(16,487)	(14,707)
Proceeds from sales of real estate held for sale	10,495	2,707

Net cash used in investing activities	(830,235)	(1,093,322)

Cash flows from financing activities:
Increase in deposits	268,124	402,285
Increase (decrease) in securities sold under agreements to repurchase	1,782,292	(336,730)
Increase in loans payable	120,538	24,423
Increase (decrease) in notes payable	107,665	(8,383)
Decrease in FHLB advances	(12,000)	(55,000)
Issuance of common stock, net	25	466
Dividends paid	(45,784)	(28,583)

Net cash provided by (used in) financing activities	2,220,860	(1,522)

Net increase (decrease) in cash and cash equivalents	747,234	(292,666)
Cash and cash equivalents at beginning of period	954,722	1,573,291

Cash and cash equivalents at the end of period	$1,701,956	$1,280,625

Cash and cash equivalents includes:
Cash and due from banks	$86,953	$293,699
Money market investments	1,615,003	986,926

	$1,701,956	$1,280,625

Supplemental schedule of non-cash activities:
Loan securitizations	$1,500,457	$1,494,764

Loans foreclosed	$8,339	$9,438

Supplemental information for cash flows:
Cash used to pay interest	$139,172	$135,644

Cash used to pay income taxes	$31,076	$22,260

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Bankers, Inc. (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been reflected. Certain amounts reflected in the Company’s Consolidated Financial Statements for the 2003 periods, have been reclassified to conform to the presentation of 2004.

b.	The results of operations for the quarter and six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

c.	At June 30, 2004, escrow funds included approximately $146.2 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds also included approximately $36.3 million deposited with other banks, which are excluded from the Company’s assets and liabilities. At June 30, 2004, the Company had fidelity bond coverage of $15.0 million and errors and omissions coverage of $15.0 million.

d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income:
Net income	$114,906	$74,977	$218,483	$144,964
Convertible preferred stock dividend	(4,097)	—	(8,194)	—
Nonconvertible preferred stock dividend	(4,228)	(4,228)	(8,456)	(8,456)

Net income attributable to common stock	$106,581	$70,749	$201,833	$136,508

Weighted Average Shares(1):
Basic weighted average number of common shares outstanding	107,907,512	107,851,530	107,906,894	107,828,195
Incremental shares issuable upon exercise of stock options(2)	2,844,247	2,560,020	2,853,996	2,374,312

Diluted weighted average number of common shares outstanding	110,751,759	110,411,550	110,760,890	110,202,507

Net Income per Common Share:
Basic	$0.99	$0.66	$1.87	$1.27

Diluted	$0.96	$0.64	$1.82	$1.24

(1)	For the quarter and six months ended June 30, 2004, 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were issued in the second half of 2003 were not included in the computation of diluted earnings per share because the conditions for conversion as described below had not been met. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (conversion price of $39.77 as of June 30, 2004); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	For the quarter and six month period ended June 30, 2004, options to purchase an additional 15,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the quarter and six month period ended June 30, 2003, all stock options outstanding were included in the computation of weighted average outstanding shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment (loans receivable).

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

(In thousands)

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
	2004	2003	2004	2003
Employee costs, gross	$33,380	$27,060	$64,432	$53,366
Deferred costs pursuant to SFAS No. 91	(11,104)	(5,692)	(22,399)	(10,799)

Employee cost, net	$22,276	$21,368	$42,033	$42,567

Other expenses, gross	$6,612	$5,733	$13,017	$10,580
Deferred costs pursuant to SFAS No. 91	(1,430)	(1,215)	(2,715)	(2,238)

Other expenses, net	$5,182	$4,518	$10,302	$8,342

As of June 30, 2004, the Company had a net deferred origination cost on mortgage loans held for sale amounting to approximately $1.1 million and a net deferred origination fee on loans receivable amounting to $9.2 million (December 31, 2003 a net deferred origination cost on mortgage loans held for sale amounting to $1.4 million and a net deferred origination fee on loans receivable amounting to $18.0 million).

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

The results of the mortgage banking segment for the six month periods ended June 30, 2004 and 2003 and for the quarter ended June 30, 2003 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation passed on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. At the same time, the Company has increased the investment activities of Doral International, another international banking entity and a wholly-owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment.

For the quarter ended June 30, 2003, the operations of Doral Overseas contributed $1.6 million of the total net interest income, $23.1 million of total non-interest income and $24.4 million of total net income of the mortgage banking segment. For the six month period ended June 30, 2003, the operations of Doral Overseas contributed $2.9 million of the total net interest income, $29.9 million of total non-interest income and $32.2 million of total net income of the mortgage banking segment. For the six month period ended June 30, 2004, the operations of Doral Overseas contributed approximately $641,000 of the total net interest income, $804,000 of total non-interest income and $1.2 million of total net income of the mortgage banking segment.

The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and market share.

The following tables present net interest income, non-interest income, net income and identifiable assets for each of the Company’s reportable segments for the periods presented as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED JUNE 30, 2004
Net interest income	$17,818	43,565	888	1,553	2,822	$66,646
Non-interest income	$98,304	29,465	854	2,466	(4,509)	$126,580
Net income	$73,595	38,977	1,061	2,780	(1,507)	$114,906
Identifiable assets	$4,326,648	9,123,909	330,055	107,964	(548,157)	$13,340,419
	QUARTER ENDED JUNE 30, 2003
Net interest income	$11,520	25,260	866	463	1,797	$39,906
Non-interest income	$53,615	43,601	3,326	2,048	(3,386)	$99,204
Net income	$27,317	45,050	2,131	1,469	(990)	$74,977
Identifiable assets	$2,914,952	6,660,207	412,431	35,388	(626,532)	$9,396,446

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2004
Net interest income	$36,806	76,887	1,838	2,534	7,634	$125,699
Non-interest income	$154,112	85,762	2,326	5,343	(6,201)	$241,342
Net income	$111,295	99,376	2,437	5,404	(29)	$218,483
Identifiable assets	$4,326,648	9,123,909	330,055	107,964	(548,157)	$13,340,419
	SIX MONTH PERIOD ENDED JUNE 30, 2003
Net interest income	$22,851	52,111	1,644	863	3,714	$81,183
Non-interest income	$112,272	77,266	4,493	3,842	(7,250)	$190,623
Net income	$62,938	78,660	2,970	2,780	(2,384)	$144,964
Identifiable assets	$2,914,952	6,660,207	412,431	35,388	(626,532)	$9,396,446

*	The intersegment eliminations in the above tables, include direct intersegment loan origination costs amortized as yield adjustment (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the six month period ended June 30, 2004, the intersegment eliminations for net income also include realized losses recognized by the mortgage banking segment on sale of investment securities to the banking segment. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED JUNE 30, 2004
Net interest income	$63,388	3,203	55	$66,646
Non-interest income	$125,969	536	75	$126,580
Net income	$114,218	493	195	$114,906
Identifiable assets	$12,901,735	554,440	(115,756)	$13,340,419
	QUARTER ENDED JUNE 30, 2003
Net interest income	$37,928	1,965	13	$39,906
Non-interest income	$98,758	649	(203)	$99,204
Net income (loss)	$75,509	(413)	(119)	$74,977
Identifiable assets	$8,952,393	492,683	(48,630)	$9,396,446

(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2004
Net interest income	$119,739	5,891	69	$125,699
Non-interest income	$240,017	1,412	(87)	$241,342
Net income	$217,667	702	114	$218,483
Identifiable assets	$12,901,735	554,440	(115,756)	$13,340,419
	SIX MONTH PERIOD ENDED JUNE 30, 2003
Net interest income	$75,329	5,865	(11)	$81,183
Non-interest income	$187,335	3,542	(254)	$190,623
Net income	$144,039	1,084	(159)	$144,964
Identifiable assets	$8,952,393	492,683	(48,630)	$9,396,446

The breakdown of non-interest income from the mortgage banking and banking segments, for the periods presented, follows:

(In thousands)

	Mortgage
	Banking	Banking
	QUARTER ENDED JUNE 30, 2004
Net gain on mortgage loan sales and fees	$98,740	$34,254
Investment activities	(1,588)	(9,406)
Servicing loss	(1,282)	(12)
Commissions, fees and other income	2,434	4,629

Total non-interest income	$98,304	$29,465

	QUARTER ENDED JUNE 30, 2003
Net gain on mortgage loan sales and fees	$89,935	$10,001
Investment activities	(30,446)	30,621
Servicing loss	(6,473)	(990)
Commissions, fees and other income	599	3,969

Total non-interest income	$53,615	$43,601

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage
	Banking	Banking
	SIX MONTH PERIOD ENDED JUNE 30, 2004
Net gain on mortgage loan sales and fees	$205,728	$66,305
Investment activities	(57,697)	11,295
Servicing income (loss)	1,470	(11)
Commissions, fees and other income	4,611	8,173

Total non-interest income	$154,112	$85,762

	SIX MONTH PERIOD ENDED JUNE 30, 2003
Net gain on mortgage loan sales and fees	$153,888	$24,651
Investment activities	(33,212)	45,707
Servicing loss	(9,569)	(1,234)
Commissions, fees and other income	1,165	8,142

Total non-interest income	$112,272	$77,266

g.	The fair value of the Company’s trading securities and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

1.	The following table summarizes Doral Financial’s holdings of trading securities as of June 30, 2004 and December 31, 2003.

TRADING SECURITIES	JUNE 30,	DECEMBER 31,
(In thousands)	2004	2003
Mortgage-backed securities	$325,415	$346,597
Interest-only strips	758,053	578,124
Puerto Rico government and agencies	7,606	5,646
Other	12,650	13,783

Total	$1,103,724	$944,150

2.	The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted- average yield and contractual maturities of securities available for sale as of June 30, 2004 and December 31, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2004

(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES GNMA
Due over ten years	$421,641	$124	$11,747	$410,018	5.33%
FHLMC and FNMA
Due over ten years	442,486	57	19,670	422,873	5.19%
DEBT SECURITIES FHLB NOTES
Due over ten years	111,945	1,339	—	113,284	5.51%
US TREASURY
Due from one to five years	857,791	—	11,511	846,280	1.91%
Due from five to ten years	1,243,273	375	54,336	1,189,312	4.01%
Due over ten years	219,954	—	17,579	202,375	4.71%

	$3,297,090	$1,895	$114,843	$3,184,142	3.88%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2003

(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES GNMA
Due over ten years	$467,451	$553	$5,096	$462,908	5.70%
FHLMC and FNMA
Due over ten years	539,034	196	13,360	525,870	5.17%
DEBT SECURITIES
FHLB NOTES
Due over ten years	111,940	—	1,847	110,093	5.25%
US TREASURY
Due from one to five years	149,897	291	—	150,188	1.84%
Due from five to ten years	1,375,706	—	35,144	1,340,562	3.87%
Due over ten years	266,962	—	5,985	260,977	4.92%

	$2,910,990	$1,040	$61,432	$2,850,598	4.45%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities held to maturity as of June 30, 2004 and December 31, 2003.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES HELD TO MATURITY
AS OF JUNE 30, 2004

(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$1,414	$75	$–	$1,489	6.76%
Due over ten years	6,463	386	–	6,849	6.99%
FHLMC and FNMA
Due over ten years	466,797	–	12,340	454,457	5.16%
CMO CERTIFICATES
Due within a year	31	–	–	31	8.25%
Due from one to five years	1,008	–	4	1,004	6.36%
Due over ten years	32,998	–	635	32,363	6.37%
DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,000	–	1,095	98,905	2.89%
Due from five to ten years	49,988	–	13	49,975	3.48%
Due over ten years	575,462	1,565	9,815	567,212	5.57%
FHLMC and FNMA NOTES
Due over ten years	149,988	–	1,803	148,185	5.82%
FHLB ZERO COUPON
Due over ten years	271,154	–	21,038	250,116	6.59%
FHLMC ZERO COUPON
Due over ten years	274,694	–	17,317	257,377	5.90%
PR HOUSING BANK
Due from one to five years	5,000	50	–	5,050	6.00%
Due over ten years	2,235	–	–	2,235	6.20%
U.S. TREASURY
Due from five to ten years	201,573	–	13,917	187,656	3.52%
Due over ten years	474,861	313	46,876	428,298	4.33%
OTHER
Due from one to five years	3,875	71	–	3,946	5.38%
Due from five to ten years	545	10	–	555	6.73%
Due over ten years	7,000	466	–	7,466	5.93%

	$2,625,086	$2,936	$124,853	$2,503,169	5.14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2003

(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$1,682	$89	$—	$1,771	6.75%
Due over ten years	7,908	482	—	8,390	6.97%
CMO CERTIFICATES
Due within a year	40	—	—	40	8.25%
Due from one to five years	677	—	2	675	6.78%
Due from five to ten years	462	—	3	459	5.80%
Due over ten years	43,182	2	781	42,403	6.23%
DEBT SECURITIES
FHLB NOTES
Due from one to five years	50,000	—	—	50,000	3.05%
Due over ten years	517,960	2,051	—	520,011	5.58%
FHLB ZERO COUPON
Due over ten years	288,253	—	1,099	287,154	6.63%
FHLMC ZERO COUPON
Due over ten years	34,287	—	5,500	28,787	6.01%
PR HOUSING BANK
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	—	—	2,235	6.20%
US TREASURY
Due from five to ten years	201,661	—	9,161	192,500	3.51%
Due over ten years	476,167	3,503	46,498	433,172	4.38%
OTHER
Due from one to five years	3,680	11	4	3,687	5.33%
Due from five to ten years	715	13	—	728	6.73%
Due over ten years	7,000	40	—	7,040	5.93%

	$1,640,909	$6,241	$63,048	$1,584,102	5.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h.	The following table shows Doral Financial’s available for sale and held to maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$350,589	$11,747	$—	$—	$350,589	$11,747
FHLMC and FNMA	858,654	31,304	12,419	706	871,073	32,010
CMO Certificates	11,863	344	19,378	295	31,241	639
Debt Securities
FHLB Notes	412,636	10,923	—	—	412,636	10,923
FHLMC and FNMA Notes	98,185	1,803	—	—	98,185	1,803
FHLB Zero Coupon	153,124	8,118	96,992	12,920	250,116	21,038
FHLMC Zero Coupon	257,377	17,317	—	—	257,377	17,317
U.S. Treasury	1,864,610	76,638	604,245	67,581	2,468,855	144,219

	$4,007,038	$158,194	$733,034	$81,502	$4,740,072	$239,696

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus a substantial portion of these instruments is guaranteed by either mortgages, a U.S. government sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. The Company has the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other than temporary impairment loss has been recognized.

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE

(In thousands)	JUNE 30, 2004	DECEMBER 31, 2003
Conventional single family residential loans	$1,576,885	$1,532,149
FHA/VA loans	93,753	87,810
Mortgage loans on residential multifamily	60,433	79,641
Construction and commercial real estate loans	206,293	266,982
Consumer loans secured by mortgages	23	26

	$1,937,387	$1,966,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET

(Dollars in thousands)

	JUNE 30, 2004		DECEMBER 31, 2003
	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$581,257	36%	$603,909	42%
Residential mortgage loans	582,353	36%	529,147	36%
Commercial — secured by real estate	300,055	18%	152,016	10%
Consumer — secured by real estate	233	0%	375	0%
Consumer — other:
Personal loans	30,089	2%	31,083	2%
Auto loans	1,291	0%	1,291	0%
Credit cards	10,095	1%	8,367	1%
Overdrawn checking accounts	447	0%	357	0%
Revolving lines of credit	26,349	2%	25,418	2%
Commercial non-real estate	31,389	2%	22,006	2%
Loans on saving deposits	9,348	0%	8,769	1%
Land secured	56,908	3%	65,818	4%

Loans receivable, gross	1,629,814	100%	1,448,556	100%

Less:
Unearned interest and deferred loan fees, net	(9,194)		(17,998)
Allowance for loan losses(2)	(18,001)		(19,709)

	(27,195)		(37,707)

Loans receivable, net	$1,602,619		$1,410,849

(1)	Includes $481.6 million and $402.2 million of construction loans for residential housing projects as of June 30, 2004 and December 31, 2003, respectively. Also includes $99.7 million and $201.7 million of construction loans for commercial, condominiums and multifamily projects as of June 30, 2004 and December 31, 2003, respectively.

(2)	Does not include $11.7 million and $8.5 million of allowance for loan losses allocated to mortgage loans held for sale as of June 30, 2004 and December 31, 2003, respectively. During the first quarter of 2004, $3.2 million of the allowance for loan losses previously allocated to loans receivable was transferred to mortgage loans held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

k.	Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza, the headquarters facility of Doral Financial. As of June 30, 2004, the outstanding principal balance of the bonds was $51.4 million with fixed interest rates, ranging from 6.15% to 6.90%, and maturities ranging from December 2004 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:

MORTGAGE SERVICING ASSETS ACTIVITY

(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
Balance at beginning of period	$176,401	$160,270	$167,498	$159,881
Capitalization of rights	14,816	12,948	31,520	25,984
Amortization:
Scheduled	(6,294)	(7,263)	(12,258)	(15,026)
Unscheduled and impairment	(6,278)	(9,841)	(8,115)	(14,725)

Balance at end of period	$178,645	$156,114	$178,645	$156,114

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the impairment allowance for servicing assets were as follows:

(In thousands)

	Quarter ended		Six Month period ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance at beginning of period	$7,936	$14,036	$11,392	$9,152
Impairment charges	6,952	9,453	11,759	16,945
Direct write-down	(1,483)	—	(6,289)	—
Recoveries	(1,214)	(3,849)	(4,671)	(6,457)

Balance at end of period	$12,191	$19,640	$12,191	$19,640

At June 30, 2004, and based on recent prepayment experience, the expected weighted average life of the Company’s servicing assets was 10 years. Any projection of the expected weighted average life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

INTEREST-ONLY STRIPS ACTIVITY

(In thousands)

	Quarter ended		Six month period ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance at beginning of period	$678,129	$411,054	$578,124	$359,185
IOs on loan sales	111,160	64,263	224,714	116,128
Amortization	(25,255)	(19,248)	(48,260)	(33,849)
Valuation adjustment	(5,981)	(11,588)	(20,341)	(6,957)
Purchases of IOs	—	—	23,816	9,974

Balance at end of period	$758,053	$444,481	$758,053	$444,481

m.	At June 30, 2004 and December 31, 2003, money market investments included $732.6 million and $198.8 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At June 30, 2004 and December 31, 2003, the carrying value of securities purchased under resell agreements included in money market investments was $74.8 million and $50.0 million, respectively. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions. At June 30, 2004 and December 31, 2003, the Company had repledged all $74.8 million and $50.0 million, respectively, of the underlying securities to secure obligations under repurchase agreements.

n.	The Company expenses the fair value of stock options granted to employees using the “modified prospective” method . Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the second quarter and first half of 2004 was approximately $2.4 million and $4.9 million, respectively, compared to $1.1 million and $2.2 million for the comparable 2003 periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

o.	Guarantees

In November 2002, the Financial Accounting Standards Board’s (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of June 30, 2004, the Company had outstanding $3.2 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

p.	Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At June 30, 2004, commitments to extend credit amounted to approximately $478.2 million and commitments to sell/purchase mortgage-backed securities and loans amounted to approximately $1.4 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business and have not been adjudicated. Management believes that these actions, when concluded, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company. For further details, refer to Part II – Other Information, Item 1 – Legal Proceedings.

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

Loan Commitments Accounted for as Derivative Instruments. In March 2004, the U.S. Securities and Exchange Commission released the Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments.” This bulletin informs registrants of the staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. Doral Financial records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. Doral Financial does not currently include and prior to SAB 105 did not include, the value of mortgage servicing or any other internally developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on Doral Financial’s financial condition or results of operations.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the application on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” referred in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1-determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investment. If the fair value of the investment is less than its cost, proceed with Step 2 -evaluate whether an impairment is other than temporary. Step 3 - if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above used to determine other-than-temporary impairment should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of Issue 03-1 will not have a material effect on Doral Financial’s Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

     Doral Financial is currently in its 32nd year of operations. Doral Financial once again achieved record earnings for the second quarter of 2004 with net income and net income per diluted share increasing by 53% and 50%, respectively, compared to the second quarter of 2003. The results for the quarter and six months ended June 30, 2004 reflect the continued strength of the Puerto Rico mortgage market, which did not experience the slowdown experienced by the U.S. mortgage market since the second half of 2003. Doral Financial continues to be Puerto Rico’s largest residential mortgage lender. The volume of loans originated and purchased by Doral Financial during the quarters ended June 30, 2004 and 2003 was approximately $1.9 billion and $1.6 billion, respectively. The loan production volume for the second quarter of 2004 was higher than the first quarter of 2004 notwithstanding an average increase in U.S. mortgage interest rates of approximately 75 basis points (3/4%) from quarter to quarter and approximately 100 basis points (1%) from a year ago. Doral Financial’s loan servicing portfolio increased to approximately $13.5 billion as of June 30, 2004, from $12.0 billion as of June 30, 2003. Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio by relying principally on internal loan originations and supplementing such internal loan originations by purchases of mortgage loans on a servicing released basis.

     While Doral Financial continues to diversify its sources of revenues, net gains from mortgage loan sales and fees, recorded at both its mortgage banking and banking units, continue to be its principal source of revenues. For the quarter ended June 30, 2004, the Company’s net gain on mortgage loan sales and fees was $130.6 million compared to $98.1 million for the second quarter of 2003, an increase of approximately 33%. For the first half of 2004, net gain on mortgage loan sales and fees was $267.4 million compared to $175.4 million for the corresponding period a year ago. Net gain on mortgage loan sales and fees constituted approximately 53% of Doral Financial’s total revenues for the first half of 2004 and was driven by strong demand for mortgages from federal government-sponsored secondary mortgage entities and local financial institutions looking to increase their investment in residential mortgage loans. The increase in mortgage loan sales and fees also reflects the positive impact of the retained IOs in connection with the sale of non-conforming loan pools to local financial institutions. During the second quarter and first half of 2004, the Company retained $111.2 million and $224.7 million, respectively, of IOs in connection with loan sales compared to $64.3 million and $116.1 million for the second quarter and first half of 2003, respectively.

     Net interest income is Doral Financial’s second most significant source of revenues. Net interest income is the excess of interest earned by the Company on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Net interest income increased by 67% during the second quarter of 2004 compared to the same period for 2003. For the first half of 2004, net interest income increased by 55% compared to the first six months of 2003. The increase was driven by an increase in the amount of the Company’s average interest-earning assets, which increased by 46% and 35% compared to the second quarter and first half of 2003, respectively.

     Doral Financial also earns revenues from the sale of securities in which it invests. For the second quarter of 2004, the net loss on sale of securities classified as available for sale amounted to $17.5 million compared to a gain of $7.0 million for the second quarter of 2003. Net loss on sale of securities classified as available for sale for the first six months of 2004 amounted to $1.3 million compared to a gain of $14.1 million for the first half of 2003. During the second quarter of 2004, the Company restructured a portion of its investment portfolio by selling lower yielding securities and replacing these with higher yielding instruments. Doral Financial’s trading activities, which include realized and unrealized gains or losses on its securities held for trading and options, futures contracts and other derivatives used for interest rate management purposes, resulted in a gain of $6.0 million for the second quarter of 2004 and a loss of $42.6 million for the first six months of 2004 (including pre-tax losses of $2.4 million representing the ineffective portion of fair value hedges of certain available for sale securities), compared to losses of approximately $5.0 million and $50,000 for the second quarter and first half of 2003, respectively. The gain on trading activities experienced during the second quarter of 2004 was principally due to rising long-term interest rates that resulted in gains on the Company’s derivatives activities undertaken for risk management purposes. Doral Financial’s interest rate management was directed principally to protect the Company from large sudden increases in interest rates. Rising long-term interest rates resulted in unrealized losses on the securities available for sale portfolio, an increase of $51.7 million compared to December 31, 2003, reflected in “Accumulated other comprehensive loss, net of income tax,” in Doral Financial’s consolidated financial statements. The net loss in investment activities during 2004 was offset by higher gains on mortgage loan sales and fees, net interest income and other sources of revenues.

     Net servicing loss for the second quarter of 2004 was approximately $2.3 million compared to a loss of $8.4 million for the second quarter of 2003. For the first six months of 2004, net servicing loss amounted to approximately $656,000 compared to a loss of $12.5 million for the first half of 2003. The decrease in the net servicing loss for the quarter and six month period ended June 30, 2004 was due to reduced amortization and impairment charges resulting from lower prepayments. The Company recorded amortization and impairment charges of $12.6 million during the quarter ended June 30, 2004, compared to $17.1 million for the same period a year ago. For the first six months of 2004 net impairment charges amounted to $20.4 million, compared to $29.8 million for the first half of 2003.

     Doral Financial’s strong capital base will also allow it to continue to increase its interest-earning assets during 2004 and continue to grow its net interest income. Doral Financial has taken steps to lock in a portion of its borrowing costs at current low levels to help ensure a profitable interest rate spread. In fact, as of June 30, 2004, Doral Financial’s internal rate models reflect that an increase in rates of up to 200 basis points would have a positive impact on its net interest income.

     Doral Financial also has adequate sources of liquidity to fund its operations. Doral Financial’s historical results of operations and investment grade ratings allow it to access capital markets and diversify its sources of borrowings. During the second quarter of 2004, the Company closed the sale of $115.0 million of its Floating Rate Senior Notes due 2005. The notes were sold at par, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $114.9 million. On July 20, 2004 the Company sold $350.0 million in Floating Rate Senior Notes due July 20, 2007. The notes also sold at par, produced net proceeds to Doral Financial, after selling commissions but before expenses of approximately $349.3 million.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgements, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2004. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

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

RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

     The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain on mortgage loan sales and fees; (3) servicing income; (4) investment activities; and (5) commissions, fees and other income.

NET INCOME

     Doral Financial’s net income for the quarter ended June 30, 2004 was $114.9 million, an increase of $39.9 million, or 53%, from $75.0 million for the comparable 2003 period. For the first half of 2004 and 2003, the Company’s net income amounted $218.5 million and $145.0 million, respectively, an increase of 51%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s commercial banking units, which contributed $99.4 million ($104.9 million after intersegment eliminations) to Doral Financial’s consolidated net income for the six months ended June 30, 2004, compared to $78.7 million ($80.8 million after intersegment eliminations) for the respective 2003 period. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations. The contribution of the banking sector includes the investment activities of Doral International, Doral Bank PR’s wholly-owned international banking subsidiary. Interest income and capital gains derived from U.S securities are generally tax-exempt to Doral International under Puerto Rico law. Doral Securities, Doral Financial’s institutional securities unit, contributed $2.4 million to consolidated net income for the six months ended June 30, 2004, compared to $3.0 million for the respective 2003 period. Doral Agency, Doral Financial’s insurance agency, contributed $5.4 million to consolidated net income for the six months ended June 30, 2004 compared to $2.8 million for the respective 2003 period. Diluted earnings per common share for the second quarter of 2004 were $0.96, an increase of 50% over the $0.64 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the six months ended June 30, 2004 were $1.82, an increase of 47% over the $1.24 per diluted share recorded for the same period a year ago.

NET INTEREST INCOME

     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

     Net interest income for the second quarter of 2004 and 2003 was $66.6 million and $39.9 million, respectively, an increase of 67%. For the first half of 2004 and 2003 net interest income amounted to $125.7 million and $81.2 million, respectively, an increase of 55%. The increase in net interest income for the second quarter and first half of 2004, compared to the respective 2003 periods, was due to an increase in Doral Financial’s average balance of net interest-earning assets, particularly in its investment securities, mortgage-backed securities and IOs, as well as an increase in the Company’s net interest spread and margin for the period. Average interest-earning assets grew by 46% from the second quarter of 2003 to the second quarter of 2004 and by 35% from the six months ended June 30, 2003 to the six months ended June 30, 2004. Doral Financial’s net interest spread and margin for the second quarter of 2004 were 1.91% and 2.26%, compared to 1.70% and 1.98% for the second quarter of 2003. Net interest spread and margin for the first half of 2004 were 1.94% and 2.33%, compared to 1.74% and 2.04% for the first half of 2003.

     The increase in net interest rate spread and margin during the second quarter and first half of 2004 was due primarily to the widening of the yield curve or the tendency of short-term rates paid by Doral Financial on its borrowings to decline more in relative terms than the rates earned by Doral Financial on its loans and securities. The average rate paid by Doral Financial on its interest-bearing liabilities decreased by 93 basis points and 79 basis points during the second quarter and first half of 2004, respectively, while the average yield earned on its interest-earning assets decreased by only 72 basis points and 59 basis points during the second quarter and first half of 2004, respectively, compared to the same periods of 2003.

     The Company’s commercial banking subsidiaries contributed $43.6 million ($46.4 million after intersegment eliminations) to the consolidated net interest income for the second quarter of 2004, compared to $25.3 million ($27.0 million after intersegment eliminations) for the second quarter of 2003. During the first half of 2004, the Company’s commercial banking subsidiaries contributed approximately $76.9 million ($84.5 million after intersegment eliminations) to the consolidated net interest income, compared to $52.1 million ($55.8 million after intersegment eliminations) for the first half of 2003. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations.

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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED JUNE 30,
	2004			2003
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$3,443,616	$56,743	6.61%	$3,207,288	$54,291	6.79%
Mortgage-backed securities	1,452,317	16,852	4.65%	1,158,390	18,532	6.42%
Interest-only strips	724,618	14,406	7.97%	426,666	8,944	8.41%
Investment securities	4,473,638	45,225	4.05%	1,818,362	23,375	5.16%
Money market investments	1,712,457	4,711	1.10%	1,484,391	4,062	1.10%

Total interest-earning assets/interest income	11,806,646	$137,937	4.69%	8,095,097	$109,204	5.41%

Total non-interest-earning assets	568,993			781,058

Total assets	$12,375,639			$8,876,155

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,188,682	$19,499	2.45%	$2,570,179	$18,994	2.96%
Repurchase agreements	4,906,775	25,412	2.08%	2,705,803	23,005	3.41%
Advances from FHLB	1,277,467	12,358	3.88%	1,256,500	12,321	3.93%
Loans payable	287,247	1,723	2.41%	300,280	1,930	2.58%
Notes payable	628,298	12,299	7.85%	649,553	13,048	8.06%

Total interest-bearing liabilities/interest expense	10,288,469	$71,291	2.78%	7,482,315	$69,298	3.71%

Total non-interest-bearing liabilities	354,168			269,079

Total liabilities	10,642,637			7,751,394
Stockholders’ equity	1,733,002			1,124,761

Total liabilities and stockholders’ equity	$12,375,639			$8,876,155

Net interest-earning assets	$1,518,177			$612,782
Net interest income on a non-taxable equivalent basis		$66,646			$39,906
Interest rate spread(3)			1.91%			1.70%
Interest rate margin(4)			2.26%			1.98%
Net interest-earning assets ratio			114.76%			108.19%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected.

(2)	For the second quarter of 2004 interest income on loans includes a yield adjustment of $1.0 million related to deferred fees on a construction loan repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD ENDED JUNE 30,
	2004			2003
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$3,408,708	$116,879	6.88%	$3,243,164	$109,331	6.80%
Mortgage-backed securities	1,430,085	34,322	4.81%	1,187,121	36,057	6.13%
Interest-only strips	668,526	26,790	8.04%	403,680	19,800	9.89%
Investment securities	3,707,280	77,817	4.21%	1,725,338	45,435	5.31%
Money market investments	1,600,725	8,228	1.03%	1,478,346	8,191	1.12%

Total interest-earning assets/interest income	10,815,324	$264,036	4.90%	8,037,649	$218,814	5.49%

Total non-interest-earning assets	650,606			722,828

Total assets	$11,465,930			$8,760,477

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,148,900	$38,481	2.45%	$2,463,906	$37,060	3.03%
Repurchase agreements	4,106,041	48,084	2.35%	2,787,769	46,942	3.40%
Advances from FHLB	1,239,808	24,144	3.91%	1,262,798	24,695	3.94%
Loans payable	259,022	3,128	2.42%	259,812	3,381	2.62%
Notes payable	614,938	24,500	7.99%	635,030	25,553	8.11%

Total interest-bearing liabilities/interest expense	9,368,709	$138,337	2.96%	7,409,315	$137,631	3.75%

Total non-interest-bearing liabilities	408,304			255,381

Total liabilities	9,777,013			7,664,696
Stockholders’ equity	1,688,917			1,095,781

Total liabilities and stockholders’ equity	$11,465,930			$8,760,477

Net interest-earning assets	$1,446,615			$628,334
Net interest income on a non-taxable equivalent basis		$125,699			$81,183
Interest rate spread(3)			1.94%			1.74%
Interest rate margin(4)			2.33%			2.04%
Net interest-earning assets ratio			115.44%			108.48%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected.

(2)	For the first half of 2004 interest income on loans includes a yield adjustment of $5.7 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	JUNE 30,
	2004 COMPARED TO 2003
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$4,012	$(1,560)	$2,452
Mortgage-backed securities	4,718	(6,398)	(1,680)
Interest-only strips	6,264	(802)	5,462
Investment securities	34,253	(12,403)	21,850
Money market investments	627	22	649

TOTAL INTEREST INCOME VARIANCE	49,874	(21,141)	28,733

INTEREST EXPENSE VARIANCE
Deposits	4,577	(4,072)	505
Repurchase agreements	18,763	(16,356)	2,407
Advances From FHLB	206	(169)	37
Loans payable	(84)	(123)	(207)
Notes payable	(428)	(321)	(749)

TOTAL INTEREST EXPENSE VARIANCE	23,034	(21,041)	1,993

NET INTEREST INCOME VARIANCE	$26,840	$(100)	$26,740

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2004 COMPARED TO 2003
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$5,629	$1,919	$7,548
Mortgage-backed securities	7,447	(9,182)	(1,735)
Interest-only strips	13,097	(6,107)	6,990
Investment securities	52,621	(20,239)	32,382
Money market investments	685	(648)	37

TOTAL INTEREST INCOME VARIANCE	79,479	(34,257)	45,222

INTEREST EXPENSE VARIANCE
Deposits	10,378	(8,957)	1,421
Repurchase agreements	22,411	(21,269)	1,142
Advances From FHLB	(453)	(98)	(551)
Loans payable	(10)	(243)	(253)
Notes payable	(815)	(238)	(1,053)

TOTAL INTEREST EXPENSE VARIANCE	31,511	(30,805)	706

NET INTEREST INCOME VARIANCE	$47,968	$(3,452)	$44,516

INTEREST INCOME

     Total interest income increased from $109.2 million during the second quarter of 2003, to $137.9 million during the second quarter of 2004, an increase of 26%. For the six months ended June 30, 2004 interest income increased by approximately $45.2 million to $264.0 million compared to $218.8 million for the first six months of 2003. The increases in interest income during both periods are primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $8.0 billion at June 30, 2003 to $10.8 billion at June 30, 2004.

     Interest income on loans increased by approximately $2.5 million or 5% during the second quarter of 2004, compared to the respective 2003 period. For the first half of 2004, interest income on loans increased by $7.5 million or 7% as compared to the respective 2003 period. The increases during 2004 reflect an increase in the level of loans held by Doral Financial compared to 2003, due to the increased volume of loan originations and purchases. Also, during the first half of 2004, the Company recognized a yield adjustment of $5.7 million related to deferred fees on construction loans with an aggregate outstanding balance of $62.9 million that were repaid prior to their stated maturity.

     Interest income on mortgage-backed securities for the second quarter of 2004 decreased by approximately $1.7 million compared to the respective 2003 period. During the first half of 2004, interest income on mortgage-backed securities was $34.3 million versus $36.1 million for the comparable 2003 period. The results for the 2004 periods reflect increased amortization of premiums on mortgage-backed securities, particularly U.S GNMAs, due to higher prepayments compared to the same periods of 2003, offset in part, by an increase in the average balance of mortgage-backed securities, which increased from $1.2 billion for the second quarter of 2003 to $1.5 billion for the comparable 2004 period. For the first half of 2004 the average balance of mortgage-backed securities was $1.4 billion compared to $1.2 billion for the first six months of 2003. The increases in the average balance of mortgage-backed securities reflect the Company’s strategy to continue to maximize tax-exempt interest income by holding a significant amount of tax-exempt Puerto Rico GNMA securities and, in the case of its international banking subsidiary, U.S. FHLMC/FNMA mortgage-backed securities. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial’s international banking entity under Puerto Rico law and is not subject to U.S. income taxation because such entity is considered a foreign corporation for U.S. income tax purposes and is entitled to the portfolio interest deduction with respect to interest earned on those securities.

     Interest income on IOs increased by approximately $5.5 million to $14.4 million during the second quarter of 2004, from $8.9 million for the respective 2003 period. For the first half of 2004, interest income of IOs increased by

$7.0 million or 35%, as compared to the respective 2003 period. The increases during 2004 when compared to the respective 2003 periods resulted from an increase in the average balance of IOs, which increased from $426.7 million during the second quarter of 2003 to $724.6 million during the second quarter of 2004 and from $403.7 million for the first half of 2003 to $668.5 million for the first six months of 2004. The increase in IOs resulted from a higher volume of sale and securitization activities. The actual cash flow received on the Company’s portfolio of IOs, particularly its floating rate IOs, increased to $39.7 million for the second quarter of 2004, compared to $28.2 million for the second quarter of 2003 and from $53.6 million for the first half of 2003 to $75.1 million for the first six months of 2004. Under floating rate IOs, the purchaser of a mortgage pool is entitled to a pass-through rate based on a floating rate tied to short-term LIBOR rates. The Company is entitled to retain the difference between the floating rate paid to the investor and the actual amount of interest received from the underlying fixed-rate mortgage loans. As short-term interest rates increase, the spread received on the Company’s retained interest decreases and negatively affects the value of the IOs. This is offset, to some extent, by a reduction of prepayments and the extension of the asset’s maturity. Conversely, as short-term interest rates decrease the spread received on the IOs increases at the same time causing accelerated prepayments that shorten the life of the asset. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

     Interest income on investment securities increased by $21.9 million or 93%, from the second quarter of 2003 to the second quarter of 2004. For the first half of 2004, interest income on investment securities increased by $32.4 million or 71%, as compared to the respective 2003 period. The increase in interest income on investment securities during the second quarter and first half of 2004 reflects Doral Financial’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial’s status as a foreign corporation for U.S. income tax purposes. The average balance of investment securities increased from $1.8 billion for the second quarter of 2003 to $4.5 billion for the second quarter of 2004 and from $1.7 billion for the first half of 2003 to $3.7 billion for the comparative 2004 period. The Company’s higher balances in investment securities was partially offset by a reduction in the average yield of 111 basis points for the second quarter of 2004 compared to the corresponding 2003 period and of 110 basis points for the first half of 2004 compared to the first six months of 2003. This reduction reflects an investment portfolio mostly composed of lower yielding securities, although at the end of the second quarter of 2004 the Company restructured its investment portfolio by selling lower yielding securities that resulted in a loss on sale of investment securities of $17.5 million which were replaced by higher yielding instruments.

     Interest income on money market investments increased by approximately $649,000 from the second quarter of 2003 to the second quarter of 2004 and by approximately $37,000 from the first six months of 2003 to the corresponding 2004 period. Money market investments consist of fixed income securities whose original maturity is less than three months including overnight deposits, term deposits, and reverse repurchase agreements. The increase for the 2004 periods reflects a significant amount of money market instruments held by Doral Financial in anticipation of rising interest rates, partly offset by lower short-term interest rates. The average balance of money market investments increased from $1.5 billion for the second quarter of 2003 to $1.7 billion for the second quarter of 2004 and from $1.5 billion for the first half of 2003 to $1.6 billion for the comparative 2004 period. The average yield on money market investments declined by 9 basis points from 1.12% for the first half of 2003 to 1.03% for the first six months of 2004.

INTEREST EXPENSE

     Total interest expense increased to $71.3 million during the second quarter of 2004, from $69.3 million for the respective 2003 period, an increase of 3%. Total interest expense for the first half of 2004 was $138.3 million, compared to $137.6 million for the same period of 2003, an increase of 1%. The increase in interest expense for the 2004 periods was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities that was partly offset by a decrease in the average cost of borrowings due to the low level interest rate environment. The average balance of interest-bearing liabilities increased to $9.4 billion at an average cost of 2.96% for the six month period ended June 30, 2004, compared to $7.4 billion at an average cost of 3.75% for the six month period ended June 30, 2003.

     Interest expense on deposits amounted to $19.5 million during the second quarter of 2004, an increase of 3% as compared to the respective 2003 period. For the first half of 2004, interest expense on deposits increased by $1.4 million or 4%, as compared to the respective 2003 period. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries that was partly offset by a decrease in the average cost of borrowings. The average balance of deposits increased to $3.1 billion for the six month period ended June 30, 2004, from $2.5 billion for the six month period ended June 30, 2003. The increase in deposits reflects the expansion of Doral Financial’s bank branch network, which increased to 44 branches as of June 30, 2004, compared to 39 branches as of June 30, 2003. The average interest cost on deposits was 2.45% for both the quarter and six month period ended June 30, 2004, compared to 2.96% and 3.03% for the respective 2003 periods.

     Interest expense related to securities sold under agreements to repurchase increased by $2.4 million or 10% during the second quarter of 2004 compared to the same period of 2003. For the first half of 2004, interest expense on securities sold under agreements to repurchase was $48.1 million, compared to $46.9 million for the same period of 2003, an increase of 2%. The increase in interest expense on securities sold under agreements to repurchase during the 2004 periods reflects increased borrowings to finance mortgage-backed securities and other investment securities, as compared to the respective 2003 periods that more than offset lower borrowing costs experienced during 2004. The average balance of borrowings under repurchase agreements for the second quarter and first half of 2004 was $4.9 billion and $4.1 billion, respectively, compared to $2.7 billion and $2.8 billion for the respective 2003 periods. The average cost on securities sold under agreements to repurchase was 2.08% and 2.35% for the quarter and six month period ended June 30, 2004, compared to 3.41% and 3.40%, for the respective 2003 periods.

     Interest expense on advances from the FHLB increased by approximately $37,000 for the second quarter of 2004 as compared to the respective 2003 period. For the first half of 2004, interest expense on advances from FHLB decreased by 2% to $24.1 million from $24.7 million for the respective 2003 period. The increase in interest expense on advances from the FHLB during the second quarter of 2004 reflects a slight increase in the average balance of advances from the FHLB. For the second quarter of 2004, the average balance of advances from FHLB increased by $21.0 million or 2%, compared to the respective 2003 period. This slight increase was partly offset by a decrease in the average cost of advances from the FHLB from 3.93% for the quarter ended June 30, 2003, to 3.88% for the quarter ended June 30, 2004. The decrease in interest expense on advances from the FHLB during the first half of 2004 reflects a slight decrease in the average balance of advances from the FHLB, particularly during the first quarter of 2004. The average balance of advances from FHLB decreased to $1.2 billion at an average cost of 3.91% for the six months ended June 30, 2004, compared to $1.3 billion at an average cost of 3.94% for the first half of 2003. Increased deposits replaced the decrease in advances from the FHLB.

     Interest expense related to loans payable amounted to $1.7 million for the second quarter of 2004, compared to $1.9 million for the comparative 2003 period. For the first half of 2004 interest expense related to loans payable was $3.1 million, a decrease of 7% compared to$3.4 million for the same period of 2003. The decrease in interest expense on loans payable during 2004 periods was principally due to a decrease in the average cost of borrowings from 2.58% for the second quarter of 2003 to 2.41% for the comparable period of 2004 and from 2.62% for the first half of 2003 to 2.42% for the first six months of 2004. Also the average balances of loans payable outstanding decreased from $300.3 million to $287.2 million for the quarters ended June 30, 2003 and 2004, respectively, and from $259.8 million to $259.0 million for the first six months of 2003 and 2004, respectively.

     Interest expense on notes payable was $12.3 million for the second quarter of 2004, compared to $13.0 million for the same period a year ago, a decrease of 6%. For the first half of 2004 interest expense on notes payable was $24.5 million, a decrease of 4% compared to $25.6 million for the same period of 2003. The decrease in interest expense on notes payable is due to a decrease of $20.1 million in the average balance of notes payable from June 30, 2003 to June 30, 2004 principally related with principal payments made to reduce the balance of a 7.50% note payable to a local bank collateralized by mortgage loans, partly offset by the effect of the issuance, during the second quarter of 2004, of $115.0 million of the Company’s Floating Rate Senior Notes due 2005. The notes were sold at par, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $114.9 million.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risk in the loan portfolio, an assessment of individual problem loans, the estimated value of underlying collateral, and an assessment of current economic conditions. While management believes that the current provision for loan losses is sufficient, future additions to the allowance for loan losses could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Unanticipated increases in the allowance for loan losses could result in reductions in Doral Financial’s net income. As of June 30, 2004, more than 97% of Doral Financial’s loan portfolio was secured, and the amounts due on the loans have historically been substantially recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.

     Doral Financial recognized provisions for loan losses of $2.6 million and $4.2 million, respectively, for the quarter and six month periods ended June 30, 2004, as compared to $3.6 million and $8.4 million for the respective 2003 periods. During 2003, the Company increased the general provision for certain construction loans to reach a level management deemed appropriate in the allowance for loan losses based on the composition of the construction loan portfolio and existing economic conditions. Also, during 2003, the Company had increased the allowance for loan losses to provide a reserve for a construction loan with an outstanding balance of $13.4 million that was not considered as a non-performing loan as of June 30, 2003, but is reflected as a non-performing loan during 2004 (refer to “Non-Performing Assets and Allowance for Loan Losses - Tables K and L”). The Company was able to maintain an adequate allowance for loan losses, which equals 0.83% of total loans as of June 30, 2004 compared to 0.78% as of June 30, 2003.

NON-INTEREST INCOME

     Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees increased by 33% during the second quarter of 2004 to $130.6 million, compared to $98.1 million for the same period of 2003. For the six month periods ended June 30, 2004 and 2003, mortgage loan sales and fees were $267.4 million and $175.4 million, respectively, an increase of 52%. The increase for 2004 was mainly the result of a greater volume of loan sales of non-conforming loans to local financial institutions and the ability of the Company to obtain higher profitability through increased margins on such sales through the retention of IOs in connection with such sales. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

     Total loan sales and securitizations were $1.5 billion ($719.5 million excluding securitizations) for the second quarter of 2004 and $1.5 billion ($334.9 million excluding securitizations) for the second quarter of 2003. For the six months ended June 30, 2004 loan sales were $2.9 billion ($1.4 billion excluding securitizations), compared to $2.4 billion ($969.0 million excluding securitizations) for the respective 2003 period. During the first half of 2004 loan sales and securitizations that resulted in the recording of IOs and mortgage servicing rights amounted to $1.4 billion compared to $746.5 million for the first half of 2003. Doral Financial retained IOs as part of its sales activities of $111.2 million and $224.7 million for the second quarter and first half of 2004, respectively, compared to $64.3 million and $116.1 million for the respective 2003 periods. During the second quarter and first half of 2004, Doral Financial also recorded $13.5 million and $28.8 million, respectively, in connection with the recognition of mortgage servicing rights as part of its loan sale and securitization activities, compared to $11.3 million and $18.5 million for the respective 2003 periods.

     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of June 30, 2004, the weighted average gross servicing fee rate for the entire portfolio was .3157%. The size of Doral Financial’s loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. Late fees and other servicing-related fees such as prepayment fees are also included as a component of servicing income. Late fees and other servicing-related fees were $3.0 million and $5.8 million for the second quarter and first half of 2004, respectively, compared to $2.3 million and $4.5 million for the comparative 2003 periods.

     For the quarter ended June 30, 2004, net servicing loss was approximately $2.3 million compared to a loss of $8.4 million for the corresponding period of 2003. For the first six months of 2004, net servicing loss was approximately $656,000 compared to a loss of $12.5 million for the corresponding 2003 period. The decrease in net servicing loss for 2004 was the result of reduced amortization and impairment charges of mortgage servicing assets resulting from lower prepayments. Doral Financial recognized amortization and impairment charges of $12.6 million and $20.4 million for the quarter and six months ended June 30, 2004, respectively, compared to $17.1 million and $29.8 million for the same periods a year ago. Net impairment charges for the first half of 2004 amounted to $7.1 million, compared to $10.5 million for the corresponding 2003 period. Reduced impairment charges during 2004 was the result of a stable low level of mortgage interest rates compared to the sharp decrease in rates experienced during the early part of 2003 and a reduction in the impairment allowance for certain mortgage servicing rights stratas which experienced lower than anticipated prepayments. See Note l to the unaudited consolidated financial statements contained herein for additional information. Gross servicing fees amounted to $10.2 million for the second quarter of 2004, compared to $8.8 million for the second quarter of 2003. For the first six months of 2004, gross servicing fees amounted to $19.7 million, compared to $17.3 million for the corresponding 2003 period. The Company’s mortgage servicing portfolio, including its own portfolio of $2.6 billion at June 30, 2004 and $2.4 billion at June 30, 2003, was approximately $13.5 billion at June 30, 2004, compared to $12.0 billion as of June 30, 2003.

     The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gain on Mortgage Loans Sales and Fees” at the time of sale. During the quarters ended June 30, 2004 and 2003, Doral Financial recognized servicing assets of $13.5 million and $11.3 million, respectively, in connection with the sale of loans to third parties. For the first half of 2004 and 2003, Doral Financial recognized servicing assets of $28.8 million and $18.5 million, respectively, in connection with the sale of loans to third parties. Set forth below is a summary of the components of the net servicing loss:

TABLE E
NET SERVICING LOSS

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2004	2003	2004	2003
Servicing fees (net of guarantee fees)	$7,210	$6,402	$13,953	$12,764
Late charges	1,762	1,687	3,594	3,375
Prepayment penalties	1,675	1,471	3,020	2,531
Interest loss	(658)	(852)	(1,260)	(1,496)
Other servicing fees	238	43	410	115
Amortization and impairment of servicing assets	(12,572)	(17,104)	(20,373)	(29,751)

Total net servicing loss	$(2,345)	$(8,353)	$(656)	$(12,462)

     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s trading securities, including IOs, as well as on options, futures contracts and other derivative instruments used for interest rate risk management purposes. Trading activities for the quarter and six month periods ended June 30, 2004 resulted in a gain of $6.0 million and a loss of $42.6 million, respectively, compared to a loss of $5.0 million and a loss of approximately $50,000 for the respective 2003 periods. Gain on trading activities for the second quarter of 2004 was principally due to rising long-term interest rates that resulted in gains on the Company’s derivatives activities undertaken for risk management purposes, offset in part by unrealized losses on the value of its trading securities pursuant to SFAS No. 115. During the quarter ended June 30, 2004 trading activities include a pre-tax loss of $2.4 million, which represents the ineffective portion of the fair value hedges of certain available for sale securities. Set forth below is a summary of the components of gains and losses from trading activities:

TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER		SIX MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,
(In thousands)	2004	2003	2004	2003
Net realized gains on sales of trading securities	$210	$75,902	$23,590	$95,913
Net unrealized losses on trading securities	(7,930)	(25,982)	(21,058)	(26,434)
Net realized and unrealized gains and (losses) on derivative instruments	13,768	(54,871)	(45,098)	(69,529)

Total	$6,048	$(4,951)	$(42,566)	$(50)

     The value of Doral Financial’s trading securities and derivatives is generally very sensitive to interest rate changes, and the reported fair values of certain of these assets such as IOs are based on assumptions regarding the direction of interest rates and prepayment rates on mortgage loans. As a result, changes in interest rates and prepayment rates for mortgage loans can result in substantial volatility in the components of the trading account. Doral Financial attempts to mitigate the risk to the value of its trading securities by entering into transactions involving the purchase of derivatives such as options and futures contracts. During 2004 and 2003, Doral Financial’s risk management strategy has been principally directed to protect the value of its securities and net interest income from a rising interest rate scenario. During 2003 and early 2004, Doral Financial experienced losses on its derivatives because interest rates remained stable at low levels. These losses were generally offset by increases in gains on sale of mortgage loans, net interest income and commissions, fees and other income. In the second quarter of 2004, Doral Financial experienced gains on its derivatives activities as a result of increases in long-term interest rates. Such gains were offset by declines in the value of the Doral Financial’s trading and available for sale portfolio.

     Net (Loss) Gain on Sale of Investment Securities. Net (loss) gain on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. In the latter part of the second quarter of 2004, the Company restructured its investment portfolio by selling securities, whose market value was negatively impacted by the increase in the long-term interest rates experienced during the quarter, at a loss of $17.5 million for the second quarter of 2004 compared to a gain of $7.0 million for the corresponding 2003 period and replaced the securities sold with higher yielding instruments. Increased sales activities resulted in proceeds from sales of securities available for sale of $5.0 billion for the first six months of 2004 compared to $3.8 billion for the first six months of 2003.

     Commissions, Fees and Other Income. Commissions, fees and other income increased 32% during the second quarter of 2004 from $7.4 million for the quarter ended June 30, 2003 to $9.8 million for the quarter ended June 30, 2004. For the first six months of 2004, commissions, fees and other income increased 35%, compared to the respective 2003 period. The increase during 2004 was due primarily to increased commissions and fees earned by Doral Financial’s retail banking and insurance agency operations. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.

TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER		SIX MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,
(In Thousands)	2004	2003	2004	2003
Retail banking fees	$3,287	$2,410	$6,394	$5,020
Securities brokerage and asset management fees and commissions	382	1,492	1,116	1,714
Insurance agency commissions	3,032	1,936	5,931	3,723
Other income	3,079	1,587	5,020	3,183

Total	$9,780	$7,425	$18,461	$13,640

     Doral Financial’s fees and commissions have increased steadily as Doral Financial’s banking subsidiaries continue to increase their retail branch network and as Doral Financial continues to diversify its sources of revenues by generating additional fees and commissions from insurance agency activities. Doral Financial intends to further increase its fee income by continuing to aggressively cross-sell new banking and insurance products to its large retail consumer base. Currently, Doral Financial is capturing a substantial portion of the insurance policies issued to borrowers who obtain residential mortgage loans through Doral Financial’s mortgage-banking entities.

NON-INTEREST EXPENSES

     Total non-interest expenses increased by 10% during the second quarter ended June 30, 2004, compared to the respective 2003 period. This increase reflects increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the continued expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased loan originations and servicing. Professional fees for the second quarter of 2004 were $2.6 million, compared to $2.1 million for the same period a year ago. The increase for the second quarter of 2004 was primarily due to legal, accounting and consulting fees associated with the continued expansion of Doral Financial’s business and compliance with the requirements of the Sarbanes-Oxley Act of 2002. The expansion of Doral Financial’s branch network, which increased to 107 branches as of June 30, 2004, compared to 99 branches as of June 30, 2003, produced an increase of 17% in headcount from 2,175 employees as of June 30, 2003 to 2,538 employees as of June 30, 2004. Depreciation and amortization expense was $4.3 million in the second quarter of 2004, compared to $3.6 million for the comparative 2003 period. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware, and computer systems upgrade related to the Company’s growth. For the second quarter of 2004, compensation expense includes $2.4 million, associated with the expensing of the fair value of stock options, compared to $1.1 million for the second quarter of 2003. The increase in the stock based compensation expenses was related to 1,560,000 stock options granted to certain executive officers during the first quarter of 2004.

INCOME TAXES

     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all its Puerto Rico subsidiaries are generally required to pay federal income tax only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the second quarter and first half of 2004, the effective income tax rate of Doral Financial was 18%, compared to 16% for the respective 2003 periods. The increase in the effective tax rate for 2004 reflected increased pre-tax income from the Company’s taxable activities including loan sales and insurance agency.

     The lower effective tax rates (compared to the maximum statutory rate) were primarily the result of the tax-exemption enjoyed by Doral Financial on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking subsidiary to invest in various U.S. securities and U.S. mortgage loans, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $29.4 million and $41.9 million for the six month periods ended June 30, 2004 and 2003, respectively.

     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarters ended June 30, 2004 and 2003, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $419,000 and $206,000, respectively. For the six months ended June 30, 2004 and 2003, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $589,000 and $2.3 million, respectively.

     Recently, the Legislature of Puerto Rico approved a law designed to encourage international banking entities to operate as separate legal entities rather than operating divisions. This law imposes income taxes at normal statutory rates on each international banking entity that operates as a unit or division of a bank, to the extent an international banking entity’s net income exceeds 40% of the bank’s net taxable income in the taxable year commenced on July 1, 2003, 30% of the bank’s net taxable income in the taxable year commencing in July 1, 2004 and 20% of the bank’s net taxable income in the taxable year commencing on July 1, 2005 and thereafter. It does not impose income taxation on an international banking entity that operates as a subsidiary of a bank.

     Prior to March 31, 2004, Doral Financial operated two international banking entities: (1) Doral Overseas, a division at the parent company level and (2) Doral International, a wholly-owned subsidiary of Doral Bank PR. As of June 30, 2004, Doral International is conducting all of operations previously conducted at Doral Overseas. As a result, Doral Financial will continue enjoying 100% tax-exempted income from its international banking operations. Doral Financial cannot give any assurance, however, that the law will not be modified in the future to reduce the tax benefits currently available to international banking subsidiaries such as Doral International.

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

     The determination of the fair values of MSRs and IOs at their initial recording and on an ongoing basis requires considerable management judgment. Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be determined with precision because they are not traded in active securities markets. For MSRs, Doral Financial determines their initial fair values on the basis of prices paid for comparable mortgage servicing rights. Doral Financial also receives on a quarterly basis a third party valuation of its MSRs related to its FNMA, FHLMC and GNMA servicing portfolio. During the first six months of 2004 and 2003, the market prices used to recognize Doral Financial’s MSRs varied from 1.40% to 2.30% of the principal amount of the loans subject to the servicing rights, with servicing rights for GNMA (FHA/VA loans) mortgage-backed securities having higher values than comparable servicing rights for conventional loans. The unamortized balance of Doral Financial’s servicing asset as of June 30, 2004 and December 31, 2003 was $178.6 million and $167.5 million, respectively. For additional information regarding the unamortized balance of Doral Financial’s servicing assets and amortization for the quarters and six months ended June 30, 2004 and 2003, please refer to Note l to the unaudited consolidated financial statements contained herein.

     To determine the fair value of its IOs, Doral Financial, on a quarterly basis, obtains dealer quotes for comparable instruments and compares these quotes with external and internal valuations based on discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. Doral Financial generally uses the lowest valuation obtained from these methods. While Doral Financial has sold some IOs in private sales, currently there is no liquid market for the purchase and sale of IOs. The market multiple used by Doral Financial to value IOs ranged from 4.95 to 5.50 during the first half of 2004, compared to a range of 4.75 to 5.50 during the first six months of 2003. As of June 30, 2004 and December 31, 2003, the carrying value of IOs was $758.1 million (related to $5.6 billion of mortgage loan pools sold to investors) and $578.1 million (related to $4.8 billion of mortgage loan pools sold to investors), respectively. The initial recorded value of IOs is amortized over the expected life of the asset. The amortization is based on the amount and timing of estimated future cash flows to be received with respect to IOs. For additional information regarding the carrying value of Doral Financial’s IOs and amortization for the quarters and six months ended June 30, 2004 and 2003, please refer to Note l to the unaudited consolidated financial statements contained herein.

     The value of Doral Financial’s MSRs and IOs is very sensitive to interest rate changes. Once recorded, Doral Financial periodically evaluates its MSRs for impairment. Impairment is defined generally as a reduction in current fair value below the carrying value. If the MSRs are impaired, the impairment is recognized in current period earnings. Doral Financial records impairment of MSRs through a valuation allowance. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of MSRs exceeds their fair value. If the value of MSRs subsequently increases, the valuation allowance is decreased through a credit to current period earnings. Other than temporary impairment is recognized as a direct write-down of the servicing assets. As of June 30, 2004, the impairment allowance for MSRs was $12.2 million. In the case of MSRs, Doral Financial stratifies the mortgage loans underlying a mortgage loan pool or mortgage-backed security on the basis of their predominant risk characteristics, which Doral Financial has determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming) and interest rates. Doral Financial measures MSRs impairment by estimating the fair value of each stratum.

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

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties. Purchases of mortgage loans from third parties were $757.0 million and $1.4 billion for the quarter and six months ended June 30, 2004, respectively, compared to $473.8 million and $915.8 million for the quarter and six months ended June 30, 2003, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE H

LOAN PRODUCTION

(Dollars in Thousands, Except for Average Initial Loans)

	QUARTER		SIX MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,
	2004	2003	2004	2003
FHA/VA mortgage loans
Number of loans	1,208	1,049	2,392	1,901
Volume of loans	$109,988	$97,765	$215,592	$175,950
Percent of total volume	5%	6%	6%	6%
Average initial loan balance	$91,050	$93,198	$90,130	$92,557
Conventional conforming mortgage loans
Number of loans	4,249	4,323	9,448	8,209
Volume of loans	$773,576	$675,115	$1,598,280	$1,253,395
Percent of total volume	40%	42%	42%	41%
Average initial loan balance	$182,061	$156,168	$169,166	$152,685
Conventional non - conforming mortgage loans (1)(2)
Number of loans	8,959	6,349	15,891	12,117
Volume of loans	$756,186	$606,850	$1,363,039	$1,169,209
Percent of total volume	39%	38%	36%	38%
Average initial loan balance	$84,405	$95,582	$85,774	$96,493
Other (3)
Number of loans	1,030	510	1,892	1,075
Volume of loans	$305,574	$226,248	$609,834	$467,980
Percent of total volume	16%	14%	16%	15%
Total loans
Number of loans	15,446	12,231	29,623	23,302
Volume of loans	$1,945,324	$1,605,978	$3,786,745	$3,066,534

(1)	Includes $41.7 million and $14.0 million in second mortgages for the quarters ended June 30, 2004 and 2003, respectively, and $81.0 million and $27.6 million in second mortgages for the six month periods ended June 30, 2004 and 2003, respectively.

(2)	Includes $16.0 million and $34.0 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended June 30, 2004 and 2003, respectively, and $26.1 million and $58.0 million for the six month periods ended June 30, 2004 and 2003, respectively.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the six month periods ended June 30, 2004 and 2003, refinance loans represented approximately 59% and 65%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings and because interest cost on mortgage loans is tax deductible for borrowers. Also, consumers tend to prefer long-term mortgage loan rates that are generally well below rates on consumer debt.

     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

TABLE I
LOAN ORIGINATION SOURCES

	SIX MONTH PERIOD ENDED JUNE 30,
	2004			2003
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	49%	—	49%	54%	—	54%
Wholesale (1)	7%	29%	36%	6%	24%	30%
New Housing Developments	9%	1%	10%	11%	—	11%
Multi-family	—	—	—	—	2%	2%
Other (2)	4%	1%	5%	2%	1%	3%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders. U.S. wholesale purchases normally do not include the related servicing right.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

     Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing- released basis as well as servicing rights in bulk. During the second quarters of 2004 and 2003, Doral Financial purchased servicing rights to approximately $76.7 million and $94.0 million, respectively, in principal amount of mortgage loans. For the six month periods ended June 30, 2004 and 2003, the Company purchased servicing rights to approximately $156.1 million and $410.9 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing-released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

TABLE J
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans Prepaid)

	AS OF JUNE 30,
	2004	2003
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,589,042	$2,881,215
FHLMC/FNMA	3,589,209	3,092,780
Doral Financial grantor trusts	31,037	43,023
Other conventional mortgage loans (1)(2)	7,320,022	5,983,119

Total servicing portfolio	$13,529,310	$12,000,137

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	156,727	146,059
Weighted- average interest rate	6.88%	7.21%
Weighted- average remaining maturity (months)	258	256
Weighted- average gross servicing fee rate	.3157%	.3206%
Average servicing portfolio	$13,187,217	$11,720,176
Principal prepayments	$1,154,914	$1,201,914
Prepayments to average portfolio (annualized)	18%	21%
Average size of loans prepaid	$87,130	$92,612
Servicing assets, net	$178,645	$156,114
DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.11%	1.20%
90 days or more past due	1.70%	2.05%

Total delinquencies excluding foreclosures	2.81%	3.25%

Foreclosures pending	1.71%	1.71%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$12,690,244	$11,241,523
Add:
Loans funded and purchased (3)	2,044,751	1,784,881
Bulk servicing acquired	156,110	410,858
Less:
Servicing sales transferred	2,652	2,450
Run-off (4)	1,359,143	1,434,675

Ending servicing portfolio	$13,529,310	$12,000,137

(1)	Includes $2.6 billion and $2.4 billion of loans owned by Doral Financial at June 30, 2004 and 2003, respectively, which represented 20% of the total servicing portfolio as of such dates for which no servicing rights has been recognized.

(2)	Includes portfolios of $270.4 million and $246.0 million at June 30, 2004 and 2003, respectively, of insured FHA/VA delinquent loans sold to third parties.

(3)	Excludes approximately $1.7 billion and $1.3 billion of conventional, commercial, consumer, construction and other loans not included in Doral Financial’s mortgage servicing-portfolio as of June 30, 2004 and 2003, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2004 and 2003, approximately 2% and 3%, respectively, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.2 billion for both six month periods ended June 30, 2004 and 2003. This represents approximately 18% and 21%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, all accrued but unpaid interest to date is fully reserved. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable, because these loans are adequately secured by real estate, generally have low loan-to-value ratios, and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. Interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of June 30, 2004 and 2003, Doral Financial would have recognized $8.8 million and $7.3 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of June 30, 2004 and December 31, 2003 amounted to approximately $27.9 million and $23.7 million, respectively. At June 30, 2004 and December 31, 2003 an impairment allowance of $4.8 million and $2.4 million, respectively, was allocated to such impaired loans.

     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE K
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	JUNE 30, 2004	DECEMBER 31, 2003
Mortgage banking business:
Non-accrual loans:
Construction loans	$2,574	$2,901
Residential mortgage loans	21,252	20,818
Construction loans past due 90 days and still accruing	128	—
Loans held-for-sale past due 90 days and still accruing (1)(2)	66,194	62,270
OREO	16,064	18,176

Total NPAs of mortgage banking business	106,212	104,165

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	15,895	1,503
Residential mortgage loans	11,741	11,664
Commercial real estate	10,984	5,166
Consumer loans	1,410	1,681
Commercial non-real estate loans	1,202	586

Total non-accrual loans	41,232	20,600
OREO	1,035	1,077

Total NPAs of banking subsidiaries	42,267	21,677

Total NPAs of Doral Financial (consolidated)	$148,479	$125,842

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.40%	0.76%
Total NPAs of Doral Financial as a percentage of consolidated total assets	1.11%	1.21%
Total non-performing loans to total loans	3.68%	3.13%
Ratio of allowance for loan losses to total non-performing loans at end of period (consolidated)	22.60%	26.47%

(1)	Includes loans held-for-sale past due 90-180 days and loans held for sale past due over 180 days with a current loan-to-value ratio over 90%.

(2)	Does not include approximately $9.9 million and $10.4 million of 90 days past due FHA/VA loans as of June 30, 2004 and December 31, 2003, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

     The following table summarizes certain information regarding Doral Financial’s allowance for loan losses and losses on OREO, for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE L
ALLOWANCE FOR LOAN LOSSES AND
OREO
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
OREO:
Balance at beginning of period	$4,104	$2,426	$3,375	$2,772
Provision for losses	109	412	409	682
Net losses, charge-offs and others	(553)	(788)	(124)	(1,404)

Balance at end of period	$3,660	$2,050	$3,660	$2,050

Allowance for Loan Losses:
Balance at beginning of period	$28,404	$22,299	$28,211	$18,243
Provision for loan losses	2,612	3,618	4,173	8,396

Charge - offs:
Mortgage loans held-for-sale	(274)	—	(276)	(20)
Construction loans	(282)	—	(282)	—
Residential mortgage loans	—	—	(20)	—
Commercial real estate loans	—	—	—	—
Consumer loans	(692)	(828)	(1,311)	(1,527)
Commercial non-real estate loans	(291)	(41)	(318)	(93)
Other	—	—	—	—

Total charge-offs	(1,539)	(869)	(2,207)	(1,640)

Recoveries:
Mortgage loans held-for-sale	4	—	8	—
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Consumer loans	40	60	109	105
Commercial non-real estate loans	2	2	41	6
Other	—	—	—	—

Total recoveries	46	62	158	111

Net charge-offs	(1,493)	(807)	(2,049)	(1,529)

Other adjustments	165	146	(647)	146

Balance at end of period (1)	$29,688	$25,256	$29,688	$25,256

Allowance for loan losses as a percentage of total loans outstanding at the end of period	0.83%	0.78%	0.83%	0.78%
Net charge-offs to average loans outstanding	0.04%	0.03%	0.06%	0.05%

(1)	Includes the allowance of mortgage loans held-for-sale of $11.7 million for 2004 and $8.7 million for 2003, and the allowance for loans receivable held for investment of $18.0 million for 2004 and $16.6 million for 2003.

     The allowance for loan losses relating to loans held by Doral Financial was $29.7 million at June 30, 2004, compared to $25.3 million as of June 30, 2003. The increase in the allowance was primarily a result of a larger loan portfolio as well as an increase in the construction and commercial loan portfolio that carries greater credit risk. The increase also reflects an increase in non-performing loans.

LIQUIDITY AND CAPITAL RESOURCES

     Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. This need is expected to increase as the volume of its loan originations and investing activity increases. Doral Financial’s cash requirements arise mainly from loan originations and purchases, purchases and holding of securities, repayments of debt upon maturity, payments of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations.

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the six month period ended June 30, 2004, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $29.6 million, compared to $23.0 million for the same period during 2003. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA mortgage loans. Under these arrangements, as under GNMA servicing requirements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2004, the outstanding principal balance of such FHA/VA loans was $270.4 million and the aggregate monthly amounts of funds advanced by Doral Financial was $24.5 million. During the second quarter and first half of 2004, the Company sold approximately $23.6 million of residential FHA insured or VA guaranteed delinquent loans. During the second quarter and first half of 2003, the Company sold approximately $52.9 million and $107.1 million, respectively, of residential FHA insured or VA guaranteed delinquent loans.

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

     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of June 30, 2004 and December 31, 2003:

TABLE M
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF JUNE 30, 2004		AS OF DECEMBER 31, 2003
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$3,239,396	2.30%	$2,971,272	2.38%
Repurchase Agreements	5,385,234	2.15%	3,602,942	2.46%
Advances from FHLB	1,194,500	4.03%	1,206,500	3.89%
Loans Payable	298,872	2.24%	178,334	2.12%
Notes Payable	710,246	6.83%	602,581	7.76%

     Doral Financial had warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $13.1 billion as of June 30, 2004, of which $6.9 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $3.2 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial’s committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of June 30, 2004, Doral Financial was in compliance with all such financial covenants and ratios.

     Doral Financial’s investment grade credit ratings on its debt securities have allowed it to obtain liquidity in the capital markets through public and private offerings of its debt securities. For example, on June 7, 2004, Doral Financial sold $115.0 million of its Floating Rate Senior Notes due December 7, 2005, resulting in net proceeds to the Company after selling commissions but before expenses of $114.9 million. On July 20, 2004, Doral Financial sold an additional $350.0 million of its Floating Rate Senior Notes due July 20, 2007.

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

     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of June 30,

     2004, Doral Financial’s banking subsidiaries held approximately $3.2 billion in deposits at a weighted-average interest rate of 2.30%.

     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE N
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD
	ENDED		YEAR ENDED
	JUNE 30, 2004		DECEMBER 31, 2003
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$1,788,371	3.13%	$1,535,835	3.12%
Regular passbook savings	385,953	2.24%	268,990	2.51%
NOW accounts	591,533	2.13%	497,277	2.19%
Non-interest bearing	383,043	—	349,531	—

Total deposits	$3,148,900	2.45%	$2,651,633	2.83%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2004.

TABLE O
CERTIFICATES OF DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT
Certificates of deposit maturities
Three months or less	$194,709
Over three through six months.	93,108
Over six through twelve months	258,025
Over twelve months	952,826

Total	$1,498,668

     As of June 30, 2004 and December 31, 2003, Doral Financial’s retail banking subsidiaries had approximately $1.1 billion and $985.3 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

     As of June 30, 2004, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2004, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE P
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	21.7%	19.4%	23.4%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	21.3%	18.7%	23.2%
Leverage Ratio (1)	13.6%	6.5%	9.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

     As of June 30, 2004, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.

     The federal banking and thrift regulatory agencies have adopted a rule that imposes a dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests. Currently, Doral Financial classifies most of the IOs retained in connection with the sale of its non-conforming loans as credit-enhancing interest-only strips under the rule and thus Doral Financial’s IOs are subject to a dollar-for-dollar capital requirement for risk based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth above incorporate the impact of the capital rule for IOs.

     Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of June 30, 2004, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.9 billion.

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

ASSETS AND LIABILITIES

     At June 30, 2004, Doral Financial’s total assets were $13.3 billion compared to $10.4 billion at December 31, 2003. The increase in assets was due primarily to an increase in the investment securities portfolio of $1.5 billion, resulting from Doral Financial’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities and the restructuring of its investment portfolio by selling lower yielding instruments and replacing them with higher yielding instruments. The increase in assets also reflects an increase in cash and money market investments of $747.2 million, resulting from a higher volume of liquid assets accumulated by the Company in anticipation of rising interest rates, and an increase of $522.4 million in accounts receivable from investment sales. Total liabilities were $11.6 billion at June 30, 2004, compared to $8.8 billion at December 31, 2003. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts, loans payable and notes payable used to fund Doral Financial’s increase in assets. Also, accounts payable from investment purchases increased by $509.1 million to $511.4 million for the first half of 2004 from $2.2 million as of December 31, 2003. At June 30, 2004, deposit accounts totaled $3.2 billion, compared to $3.0 billion at December 31, 2003. As of June 30, 2004, Doral Financial’s banking subsidiaries had $9.1 billion in assets, compared to $7.2 billion at December 31, 2003.

OFF-BALANCE SHEET ACTIVITIES

     In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) are often sold to investors on a partial or full recourse basis pursuant to which Doral Financial retains part or all of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally 24 months) or a percentage up to a 15% of the principal amount of the loans sold. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements. As of June 30, 2004, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $2.9 billion. As of such date the maximum principal amount in loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $2.3 billion. As of June 30, 2004, Doral Financial maintained a reserve of $4.3 million for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities” in Doral Financial’s unaudited consolidated financial statements. During the first half of 2004, Doral Financial repurchased approximately $56.1 million of loans subject to recourse. Historically, losses on recourse obligations have not been significant. As of June 30, 2004, approximately $130.6 million or 4% of the principal amount of loans sold with recourse were 60 days or more past due.

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

     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At June 30, 2004, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $478.2 million and $3.2 million, respectively, and commitments to sell/purchase mortgage-backed securities and loans amounted to approximately $1.4 billion. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2004.

TABLE Q
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$3,239,396	$2,226,757	$681,508	$330,297	$834
Repurchase and warehousing lines of credit (1)	5,684,106	5,119,306	120,000	444,800	—
Advances from FHLB (1)	1,194,500	542,500	535,000	117,000	—
Notes Payable	710,246	206,345	214,728	10,715	278,458
Other liabilities and obligations	794,992	725,225	27,000	27,000	15,767
Non-cancellable Operating Leases	56,716	5,870	10,656	9,525	30,665

Total Contractual Cash Obligations	$11,679,956	$8,826,003	$1,588,892	$939,337	$325,724

(1)	Includes $1.7 billion of repurchase agreements with an average rate of 4.35% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50% for which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from March 2005 to March 2013. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

TABLE R
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
OTHER COMMERCIAL	AMOUNT	LESS THAN			AFTER
COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$478,176	$240,551	$237,339	$200	$86
Commitments to sell/purchase mortgage-backed securities and loans	1,400,934	1,400,934	—	—	—
Commercial and financial standby letters of credit	3,188	3,188	—	—	—
Standby repurchase (recourse) obligations	2,281,707	303,454	1,433,903	—	544,350

Total	$4,164,005	$1,948,127	$1,671,242	$200	$544,436

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

INTEREST RATE RISK MANAGEMENT

     General. Interest rate fluctuation is the primary market risk affecting Doral Financial. The effect of changes in interest rates on the volume of mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on sale of loans, and the value of Doral Financial’s loan servicing portfolio and securities holdings, as well as Doral Financial’s strategies to manage such effects, are discussed in Doral Financial’s Annual Report to Shareholders, which information is also incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management.”

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

     The following table shows Doral Financial’s net interest income sensitivity profile as of June 30, 2004, and December 31, 2003:

TABLE S
INTEREST RATE SENSITIVITY
AS OF JUNE 30, 2004

PERCENTAGE CHANGE
CHANGE IN INTEREST RATES	IN 12-MONTH
(BASIS POINTS)	NET INTEREST INCOME
+200	3.2%
+100	2.1%
-100	(6.7%)
-200	(10.7%)

INTEREST RATE SENSITIVITY
AS OF DECEMBER 31, 2003

PERCENTAGE CHANGE
CHANGE IN INTEREST RATES	IN 12-MONTH
(BASIS POINTS)	NET INTEREST INCOME
+200	8.5%
+100	5.3%
-100	(7.2%)
-200	(10.6%)

     Given a linear 100 and 200 basis point increase in the yield curve used in the simulation model, it is estimated net interest income for Doral Financial would increase by 2.1% and 3.2% over one year. The model assumes that the portfolio of loans held for sale and trading securities reprice at least twice a year, as such assets are sold and replaced with new assets at current market rates. A 200 basis point linear decrease in interest rates would reduce net interest income by 10.7% over one year. All these estimated changes in net interest income are within the policy guidelines established by Doral Financial’s Board of Directors. In addition to the sales assumptions mentioned above, the model does not assume a full 100 or 200 basis point decrease in rates for short-term assets and liabilities, principally due to the historical low level of short-term interest rates. In such cases, the yield curve was assigned a minimum (floor) value. Also, in both upward and downward rate scenarios, the increase or decrease in rates was modeled over a specific time period (3-6 months) rather than an instantaneous shock in rates, in order to reflect what has been the historical trend of changes in market rates.

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

     The Company has purchased various interest rate collars, intended to protect the Company against significant increases in interest rates. The following table summarizes the Company’s interest rate collars outstanding at June 30, 2004.

TABLE T
INTEREST RATE COLLARS
(DOLLARS IN THOUSANDS)

	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
NOTIONAL AMOUNT	DATE	CONDITIONS	PAID	VALUE
		Excess 3-month
$200,000	June 2006	LIBOR and 5.0%	$4,865	$346
		Excess 3-month
		LIBOR and 5.5%
		provided that
		3-month LIBOR is
$400,000	March 2007	less than 8.5%	$5,760	$908
		Excess 3-month
		LIBOR and 5.5%
		provided that
		3-month LIBOR is
$600,000	September 2007	less than 8.5%	$5,570	$2,491
		Excess 3-month
		LIBOR and 5.5%
		provided that
		3-month LIBOR is
$100,000	February 2008	less than 8.0%	$955	$760
		Excess 3-month
		LIBOR and 5.0%
		provided that
		3-month LIBOR is
$100,000	April 2008	less than 8.0%	$1,000	$799
		Excess 3-month
		LIBOR and 8.0%
		provided that
		3-month LIBOR is
$200,000	April 2008	less than 10.0%	$353	$146
		Excess 3-month
		LIBOR and 5.0%
		provided that
		3-month LIBOR is
$300,000	July 2008	less than 8.0%	$2,715	$2,837

     From time to time, Doral Bank PR enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Bank PR to interest rate risk. At June 30, 2004, Doral Bank PR had two interest rate swaps agreements outstanding (each with a notional amount of $100.0 million) that are intended to protect Doral Bank PR from the repricing of its short-term liabilities during a rising interest rate environment. These agreements end on September 11, 2007 and September 12, 2007, respectively. The interest rate to be received on these swaps agreements is 100% of the three-month LIBOR rate. The rate being received by Doral Bank PR on each of these swap agreements was 1.43% and 1.47%, respectively, as of June 30, 2004. The fixed interest rate payable by Doral Bank PR under these agreements was 3.6875% and 3.655%, respectively, as of June 30, 2004. At June 30, 2004, the agreements had an aggregate negative fair value of approximately $201,000 which is recorded as a liability in Doral Financial’s unaudited consolidated financial statements.

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to current operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements, with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge). Certain hedging activities related to certain available for sale securities are accounted for as a fair value hedge. In a qualifying fair value hedge, both the changes in fair value of the hedged item (in this case available for sale securities) and changes in fair value of the derivative are included in trading activities in the statement of income. As a result, any hedge ineffectiveness is reflected immediately in earnings. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring effectiveness. During the quarter ended June 30, 2004, the Company recognized pre-tax losses of $2.4 million that represents the ineffective portion of the fair value hedges of its available for sale securities.

     Fair values of derivatives such as interest rate future contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of assets and liabilities related to these derivatives totaled $4.1 billion and $2.6 billion, respectively, as of June 30, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

     The table below summarizes the fair values of Doral Financial’s derivatives, as well as the source of the fair values.

TABLE U
FAIR VALUE RECONCILIATION
(IN THOUSANDS)

SIX MONTH PERIOD
ENDED JUNE 30, 2004
Fair value of contracts outstanding at the beginning of the period	$5,573
Contracts realized or otherwise settled during the period	(47,779)
Fair value of new contracts entered into during the period	39,017
Other changes in fair values	(4,597)

Fair value of contracts outstanding at the end of the period	$(7,786)

TABLE V
SOURCE OF FAIR VALUE
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
	MATURITY			MATURITY	TOTAL
AS OF JUNE 30, 2004	LESS THAN	MATURITY	MATURITY	IN EXCESS	FAIR
SOURCE OF FAIR VALUE	1 YEAR	1-3 YEARS	3-5 YEARS	OF 5 YEARS	VALUE
Prices actively quoted	$(17,085)	$863	$350	$—	$(15,872)
Prices provided by other external sources	—	1,254	6,832	—	8,086

	$(17,085)	$2,117	$7,182	$—	$(7,786)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

     Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Doral Financial’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The proposals and the results of the voting on each proposal submitted at Doral Financial’s annual meeting of shareholders was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and is incorporated herein by reference.

ITEM 5 - OTHER INFORMATION

     Declaration of Cash Dividend. On July 14, 2004, the Board of Directors of Doral Financial voted to declare a cash dividend of $0.15 per common share payable on September 10, 2004, to shareholders of record on August 27, 2004.

     On July 14, 2004, a Committee of the Board of Directors of Doral Financial also voted to declare a cash dividend of $2.96875 per share on the Company’s 4.75% Perpetual convertible cumulative preferred stock (liquidation preference $250 per share) payable on September 15, 2004, to shareholders of record on September 1, 2004.

     On June 7, 2004, Doral Financial closed the sale of $115,000,000 of its Floating Rate Senior Notes due December 7, 2005. The notes were sold at par, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $114,885,000.

     On July 20, 2004, Doral Financial closed the sale of $350,000,000 of its Floating Rate Senior Notes due July 20, 2007. The notes were sold at par, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $349,300,000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

1.1	-	Underwriting Agreement, dated as of June 2, 2004, between Doral Financial Corporation and UBS Securities, LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 7, 2004).

1.2	-	Underwriting Agreement, dated as of July 15, 2004, between Doral Financial Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K dated July 20, 2004).

4.1	-	Floating Rate Senior Note due December 7, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 7, 2004).

4.2	-	Floating Rate Senior Note due July 20, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated July 20, 2004).

12.a	-	Computation of Ratio of Earnings to Fixed Charges.

12.b	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

     The Company has not filed as exhibits certain instruments defining the rights of holders of debt of the Company not exceeding 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instruments to the Securities and Exchange Commission upon request.

(b)	Reports on Form 8-K

i.	Current Report on Form 8-K, dated June 7, 2004, (a) reporting under Items 5 and 7 that the Company closed the issuance and sale of $115,000,000 of its Floating Rate Senior Notes due December 7, 2005 and (b) filing as an exhibit under Item 7 thereof the Underwriting Agreement, dated as of June 2, 2004 between Doral Financial Corporation and UBS Securities LLC, including the form of Floating Rate Senior Notes due December 7, 2005.

ii.	Current Report on Form 8-K, dated June 18, 2004, (a) reporting under Items 7 and 9 that the Company intends to use an investor presentation in one or more meetings with investors and analysts and (b) filing as an exhibit under Item 7 a copy of the related investor presentation.

iii	Current Report on Form 8-K, dated June 29, 2004, (a) reporting under Items 7 and 9 the issuance of a press release stating that contrary to recent announcements by US-based mortgage lenders, the Company did not believe that the recent increase in interest rates, would have an adverse effect on the Company’s operations and anticipates record loan production in 2004. The Company also announced plans to release its second quarter 2004 earnings on July 14, 2004 immediately following the close of regular trading in the New York Stock Exchange and (b) filing as exhibits under Item 7 a copy of the related press release dated June 29, 2004.

iv	Current Report on Form 8-K, dated July 14, 2004, reporting under Items 7 and 12 (a) the issuance of a press release announcing the unaudited earnings results for the quarter ended June 30, 2004 and (b) filing as an exhibit under Items 7 a copy of the related press release dated July 14, 2004.

v	Current Report on Form 8-K, dated July 20, 2004, (a) reporting under Items 5 and 7 that the Company closed the issuance and sale of $350,000,000 of its Floating Rate Senior Notes due July 20, 2007 and (b) filing as an exhibit under Item 7 thereof the Underwriting Agreement, dated as of July 15, 2004 between Doral Financial Corporation and Deutsche Bank Securities Inc., including the form of Floating Rate Senior Notes due July 20, 2007.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION (Registrant)

Date: August 9, 2004	/s/ Salomón Levis
Salomón Levis
Chairman of the Board
and Chief Executive Officer

Date: August 9, 2004	/s/ Ricardo Meléndez
Ricardo Meléndez
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
1.1	-	Underwriting Agreement, dated as of June 2, 2004, between Doral Financial Corporation and UBS Securities, LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated June 7, 2004).

1.2	-	Underwriting Agreement, dated as of July 15, 2004, between Doral Financial Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K dated July 20, 2004).

4.1	-	Floating Rate Senior Note due December 7, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 7, 2004).

4.2	-	Floating Rate Senior Note due July 20, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated July 20, 2004).

12.1	-	Computation of Ratio of Earnings to Fixed Charges.

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.