Form 10-Q
period 2004-09-30
DORAL FINANCIAL CORP
filed 2004-11-09
CIK 840889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-17224

DORAL FINANCIAL CORPORATION

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1451 F.D. Roosevelt Avenue,
San Juan, Puerto Rico	00920-2717
(Address of principal executive offices)	(Zip Code)

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

YES [X]     NO [  ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 26, 2004: 107,908,862

DORAL FINANCIAL CORPORATION
INDEX PAGE

		PAGE
	PART I - FINANCIAL INFORMATION
Item 1 -	Financial Statements
	Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2004 and December 31, 2003	4
	Consolidated Statements of Income (Unaudited) - Quarters ended September 30, 2004 and September 30, 2003 and nine months ended September 30, 2004 and September 30, 2003	5
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Nine months ended September 30, 2004 and September 30, 2003	6
	Consolidated Statements of Comprehensive Income (Unaudited) - Quarters ended September 30, 2004 and September 30, 2003 and nine months ended September 30, 2004 and September 30, 2003	7
	Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2004 and September 30, 2003	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4	Controls and Procedures	55
	PART II - OTHER INFORMATION
Item 1 -	Legal Proceedings	55
Item 2 -	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	55
Item 3 -	Defaults Upon Senior Securities	55
Item 4 -	Submission of Matters to a Vote of Security Holders	55
Item 5 -	Other Information	55
Item 6 -	Exhibits	56
SIGNATURES		57
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
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

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
ASSETS
Cash and due from banks	$82,858	$84,713

Money market investments	2,024,317	870,009

Pledged investment securities that can be re-pledged:
Trading securities, at fair value	289,020	272,046
Securities available for sale, at fair value	3,082,957	2,205,951
Securities held to maturity, at amortized cost (market value of $2,305,398 for 2004; $1,405,634 for 2003)	2,358,889	1,452,035

Total pledged investment securities that can be re-pledged	5,730,866	3,930,032

Other investment securities:
Trading securities, at fair value	931,417	672,104
Securities available for sale, at fair value	1,363,025	644,647
Securities held to maturity, at amortized cost (market value of $132,663 for 2004; $178,468 for 2003)	133,546	188,874
Federal Home Loan Bank of NY (FHLB) stock, at cost	86,120	81,720

Total other investment securities	2,514,108	1,587,345

Total investment securities	8,244,974	5,517,377

Loans:
Mortgage loans held for sale, at lower of cost or market	1,638,683	1,966,608
Loans receivable, net of allowance for loan losses of $22,073 (2003 - $19,709)	1,626,249	1,410,849

Total loans	3,264,932	3,377,457

Receivables and mortgage servicing advances	99,668	90,835
Accounts receivable from investment sales	726,094	19,520
Accrued interest receivable	60,772	63,771
Servicing assets, net	191,713	167,498
Premises and equipment, net	145,661	136,037
Real estate held for sale, net	20,287	19,253
Other assets	40,091	47,526

Total assets	$14,901,367	$10,393,996

LIABILITIES
Deposits:
Non-interest-bearing deposits	$397,887	$364,292
Interest-bearing deposits	3,022,926	2,606,980
Securities sold under agreements to repurchase	5,898,550	3,602,942
Advances from FHLB	1,294,500	1,206,500
Loans payable	177,204	178,334
Notes payable	1,106,367	602,581
Accounts payable from investment purchases	879,895	2,245
Accrued expenses and other liabilities	268,371	237,682

Total liabilities	13,045,700	8,801,556

Commitments and contingencies (Note p)
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2004 and 2003, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,908,412 and 107,903,912 shares issued and outstanding in 2004 and 2003, respectively	107,908	107,904
Additional paid-in capital	159,212	151,902
Legal surplus	13,806	13,806
Retained earnings	1,073,334	804,518
Accumulated other comprehensive loss, net of income tax (benefit) expense of ($3.5 million) (2003 - $568)	(71,843)	(58,940)

Total stockholders’ equity	1,855,667	1,592,440

Total liabilities and stockholders’ equity	$14,901,367	$10,393,996

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Interest income:
Loans	$58,270	$53,374	$175,149	$162,705
Mortgage-backed securities	27,667	13,977	61,989	50,034
Interest-only strips (“IOs”)	14,107	8,190	40,897	27,990
Investment securities	41,423	31,575	119,240	77,010
Other interest-earning assets	4,932	2,636	13,160	10,827

Total interest income	146,399	109,752	410,435	328,566

Interest expense:
Deposits	20,211	19,415	58,692	56,475
Securities sold under agreements to repurchase	31,463	21,148	79,547	68,090
Advances from FHLB	12,611	12,400	36,755	37,095
Loans payable	1,500	1,488	4,628	4,869
Notes payable	10,760	12,368	35,260	37,921

Total interest expense	76,545	66,819	214,882	204,450

Net interest income	69,854	42,933	195,553	124,116
Provision for loan losses	325	2,913	4,498	11,309

Net interest income after provision for loan losses	69,529	40,020	191,055	112,807

Non-interest income:
Net gain on mortgage loan sales and fees	165,480	98,619	432,922	274,025

Investment activities:
Trading activities	(61,290)	15,384	(103,856)	15,334
Gain (loss) on sale of investment securities	10,548	(10,392)	9,209	3,697

Total investment activities	(50,742)	4,992	(94,647)	19,031

Servicing income (loss), net of amortization and impairment of $4,671 - 2004 and $8,010 - 2003 for the quarter, and $25,044 - 2004 and $37,761 - 2003 for the nine months	5,928	933	5,272	(11,529)
Commissions, fees and other income	10,241	6,353	28,702	19,993

Total non-interest income	130,907	110,897	372,249	301,520

Non-interest expenses:
Compensation and benefits	23,630	21,138	65,663	63,705
Taxes, other than payroll and income taxes	2,389	1,879	6,857	5,387
Advertising	3,366	4,053	10,669	11,413
Professional services	3,053	2,098	8,080	6,198
Communication and information systems	3,610	3,481	10,198	9,778
Occupancy and other office expenses	7,105	5,787	19,283	16,924
Depreciation and amortization	4,345	3,746	12,928	10,965
Other	6,723	6,059	17,025	14,401

Total non-interest expenses	54,221	48,241	150,703	138,771

Income before income taxes	146,215	102,676	412,601	275,556
Income taxes	25,587	20,995	73,490	48,911

Net income	$120,628	$81,681	$339,111	$226,645

Net income attributable to common shareholders	$112,303	$77,374	$314,137	$213,882

Earnings per common share:
Basic	$1.04	$0.72	$2.91	$1.98

Diluted	$1.01	$0.70	$2.83	$1.94

Dividends per common share	$0.15	$0.09	$0.42	$0.28

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2004	2003
PREFERRED STOCK:
Balance at beginning of period	$573,250	$228,250
Perpetual cumulative convertible preferred stock	—	300,000

	573,250	528,250

COMMON STOCK:
Balance at beginning of period	107,904	71,933
Shares issued under stock option plan	4	86
Treasury stock canceled and retired	—	(84)

Balance at end of period	107,908	71,935

PAID-IN CAPITAL:
Balance at beginning of period	151,902	191,216
Issuance cost of preferred stock	—	(7,425)
Common shares issued under stock option plan	28	633
Stock-based compensation recognized	7,282	3,368

Balance at end of period	159,212	187,792

LEGAL SURPLUS	13,806	10,777

RETAINED EARNINGS:
Balance at beginning of period	804,518	550,554
Net income	339,111	226,645
Cash dividends declared on common stock	(45,321)	(30,198)
Cash dividends declared on preferred stock	(24,974)	(12,763)

Balance at end of period	1,073,334	734,238

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(58,940)	(7,675)
Other comprehensive loss, net of deferred tax	(12,903)	(17,025)

Balance at end of period	(71,843)	(24,700)

TREASURY STOCK AT PAR:
Balance at beginning of period	—	(84)
Shares canceled and retired	—	84

Balance at end of period	—	—

Total stockholders’ equity	$1,855,667	$1,508,292

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income	$120,628	$81,681	$339,111	$226,645

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities arising during the period	52,460	(4,392)	(15,114)	(21,793)
Amortization of unrealized loss on securities reclassified to held to maturity	11	7	25	24
Reclassification adjustment for (gains) losses included in net income	(5,651)	5,341	(1,922)	7,301

Other comprehensive income (loss), before tax	46,820	956	(17,011)	(14,468)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,975)	(4,027)	4,108	(2,557)

Other comprehensive income (loss)	38,845	(3,071)	(12,903)	(17,025)

Comprehensive income, net of taxes	$159,473	$78,610	$326,208	$209,620

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net income	$339,111	$226,645

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation recognized	7,282	3,368
Depreciation and amortization	12,928	10,965
Amortization and impairment of servicing assets	25,044	37,761
Deferred income tax provision	44,159	19,435
Provision for loan losses	4,498	11,309
Provision for losses on real estate held for sale	958	2,218
Amortization of premium and accretion of discount on loans, investment securities and debt	3,596	6,572
Origination and purchases of mortgage loans held for sale	(4,957,066)	(4,123,093)
Principal repayment and sales of mortgage loans held for sale	3,003,461	2,316,114
Purchases of securities held for trading	(2,239,390)	(7,828,772)
Principal repayment and sales of trading securities	3,172,143	10,286,230
Increase in interest-only strips, net	(284,442)	(131,988)
Increase in servicing assets	(49,259)	(43,600)
(Increase) decrease in receivables and mortgage servicing advances	(9,615)	8,914
Decrease (increase) in accrued interest receivable	2,999	(16,160)
Decrease (increase) in other assets	7,435	(11,792)
Increase in accrued expenses and other liabilities	2,007	66,744

Total adjustments	(1,253,262)	614,225

Net cash (used in) provided by operating activities	(914,151)	840,870

Cash flows from investing activities:
Purchases of securities available for sale	(9,436,798)	(7,146,609)
Proceeds from sales of securities available for sale	8,735,927	5,035,393
Principal repayment of securities available for sale	178,381	462,728
Purchases of securities held to maturity	(709,519)	(1,070,888)
Principal repayment and maturities of securities held to maturity	270,466	369,937
(Increase) decrease in FHLB stock	(4,400)	2,750
Origination of loans receivable	(831,738)	(634,447)
Principal repayment of loans receivable	606,639	337,736
Purchase of premises and equipment	(22,552)	(19,417)
Proceeds from sales of real estate held for sale	14,963	4,909

Net cash used in investing activities	(1,198,631)	(2,657,908)

Cash flows from financing activities:
Increase in deposits	449,541	547,644
Increase in securities sold under agreements to repurchase	2,295,608	641,133
Decrease in loans payable	(1,130)	(4,617)
Proceeds from issuance of notes payable	740,372	—
Repayment of notes payable	(236,893)	(14,699)
Proceeds from FHLB advances	205,000	—
Repayment of FHLB advances	(117,000)	(55,000)
Issuance of common stock, net	32	719
Issuance of preferred stock, net	—	292,575
Dividends paid	(70,295)	(42,882)

Net cash provided by financing activities	3,265,235	1,364,873

Net increase (decrease) in cash and cash equivalents	1,152,453	(452,165)
Cash and cash equivalents at beginning of period	954,722	1,573,291

Cash and cash equivalents at the end of period	$2,107,175	$1,121,126

Cash and cash equivalents includes:
Cash and due from banks	$82,858	$219,284
Money market investments	2,024,317	901,842

	$2,107,175	$1,121,126

Supplemental schedule of non-cash activities:
Loan securitizations	$2,271,263	$2,046,390

Loans foreclosed	$16,544	$9,941

Supplemental information for cash flows:
Cash used to pay interest	$218,530	$212,470

Cash used to pay income taxes	$39,745	$31,221

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report for the year ended December 31, 2003. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been reflected. Certain amounts reflected in the Company’s Consolidated Financial Statements for the 2003 periods, have been reclassified to conform to the presentation of 2004.

b.	The results of operations for the quarter and nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

c.	At September 30, 2004, escrow funds included approximately $140.5 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds also included approximately $27.3 million deposited with other banks, which are excluded from the Company’s assets and liabilities. At September 30, 2004, the Company had fidelity bond coverage of $15.0 million and errors and omissions coverage of $15.0 million.

d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter Ended		Nine Month Period Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net Income:
Net income	$120,628	$81,681	$339,111	$226,645
Convertible preferred stock dividend	(4,097)	(79)	(12,290)	(79)
Nonconvertible preferred stock dividend	(4,228)	(4,228)	(12,684)	(12,684)

Net income attributable to common stock	$112,303	$77,374	$314,137	$213,882

Weighted Average Shares(1):
Basic weighted average number of common shares outstanding	107,908,216	107,884,556	107,907,339	107,847,188
Incremental shares issuable upon exercise of stock options	3,261,632	2,648,991	3,000,574	2,481,813

Diluted weighted average number of common shares outstanding	111,169,848	110,533,547	110,907,913	110,329,001

Net Income per Common Share:
Basic	$1.04	$0.72	$2.91	$1.98

Diluted	$1.01	$0.70	$2.83	$1.94

(1)	For the quarter and nine months ended September 30, 2004, 1,380,000 shares (1,200,000 shares for the quarter and nine months ended September 30, 2003) of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were issued in the second half of 2003 were not included in the computation of diluted earnings per share because the conditions for conversion as described below had not been met. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (conversion price of $39.77 as of September 30, 2004); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion. Refer to note “q” for a recent accounting pronouncement that will require taking into account the dilutive effect of the 4.75% perpetual cumulative convertible preferred stock in the earnings per share computation effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

e.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment (loans receivable).

Set forth below is a reconciliation of the application of SFAS No. 91 to employee costs and other expenses:

	Quarter Ended		Nine Month Period
	September 30,		Ended September 30,
(In thousands)	2004	2003	2004	2003
Employee costs, gross	$32,542	$27,094	$96,974	$80,460
Deferred costs pursuant to SFAS No. 91	(8,912)	(5,956)	(31,311)	(16,755)

Employee cost, net	$23,630	$21,138	$65,663	$63,705

Other expenses, gross	$7,852	$7,370	$20,869	$17,950
Deferred costs pursuant to SFAS No. 91	(1,129)	(1,311)	(3,844)	(3,549)

Other expenses, net	$6,723	$6,059	$17,025	$14,401

As of September 30, 2004, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $3.5 million and $8.4 million, respectively (December 31, 2003 a net deferred origination cost on mortgage loans held for sale amounting to $1.4 million and a net deferred origination fee on loans receivable amounting to $18.0 million).

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

The results of the mortgage banking segment for the nine month periods ended September 30, 2004 and 2003 and for the quarter ended September 30, 2003 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation passed on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. At the same time, the Company has increased the investment activities of Doral International, another international banking entity and a wholly-owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment.

For the quarter ended September 30, 2003, the operations of Doral Overseas contributed approximately $849,000 of the total net interest income, a loss of approximately $6,000 to total non-interest income and $540,000 of total net income of the mortgage banking segment. For the nine month period ended September 30, 2003, the operations of Doral Overseas contributed $3.8 million of the total net interest income, $29.9 million of total non-interest income and $32.8 million of total net income of the mortgage banking segment. For the nine month period ended September 30, 2004, the operations of Doral Overseas contributed approximately $641,000 of the total net interest income, $804,000 of total non-interest income and $1.2 million of total net income of the mortgage banking segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED SEPTEMBER 30, 2004
Net interest income	$15,857	50,749	821	1,432	995	$69,854
Non-interest income	$96,951	30,573	1,039	2,654	(310)	$130,907
Net income	$67,826	48,542	1,006	2,867	387	$120,628
Identifiable assets	$3,606,937	11,669,978	118,449	99,799	(593,796)	$14,901,367
	QUARTER ENDED SEPTEMBER 30, 2003
Net interest income	$12,285	27,069	953	592	2,034	$42,933
Non-interest income	$101,369	8,840	2,760	1,998	(4,070)	$110,897
Net income	$65,359	14,326	1,803	1,634	(1,441)	$81,681
Identifiable assets	$3,555,838	7,238,552	362,338	47,647	(440,646)	$10,763,729

(In thousands)

	Mortgage		Institutional	Insurance	Intersegment
	Banking	Banking	Securities	Agency	Eliminations*	Totals
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
Net interest income	$52,663	127,636	2,659	3,966	8,629	$195,553
Non-interest income	$251,063	116,335	3,365	7,997	(6,511)	$372,249
Net income	$179,121	147,918	3,443	8,271	358	$339,111
Identifiable assets	$3,606,937	11,669,978	118,449	99,799	(593,796)	$14,901,367
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
Net interest income	$35,136	79,180	2,597	1,455	5,748	$124,116
Non-interest income	$213,641	86,106	7,253	5,840	(11,320)	$301,520
Net income	$128,297	92,986	4,773	4,414	(3,825)	$226,645
Identifiable assets	$3,555,838	7,238,552	362,338	47,647	(440,646)	$10,763,729

*	The intersegment eliminations in the above tables, include direct intersegment loan origination costs amortized as yield adjustment (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the nine month period ended September 30, 2004, the intersegment eliminations for net income also include realized losses recognized by the mortgage banking segment on sale of investment securities to the banking segment. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED SEPTEMBER 30, 2004
Net interest income	$65,830	3,982	42	$69,854
Non-interest income	$130,647	327	(67)	$130,907
Net income	$119,666	927	35	$120,628
Identifiable assets	$14,442,230	556,079	(96,942)	$14,901,367
	QUARTER ENDED SEPTEMBER 30, 2003
Net interest income	$40,755	2,148	30	$42,933
Non-interest income	$110,848	99	(50)	$110,897
Net income (loss)	$82,121	(470)	30	$81,681
Identifiable assets	$10,298,059	519,431	(53,761)	$10,763,729

(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
Net interest income	$185,569	9,873	111	$195,553
Non-interest income	$370,664	1,739	(154)	$372,249
Net income	$337,333	1,629	149	$339,111
Identifiable assets	$14,442,230	556,079	(96,942)	$14,901,367
	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
Net interest income	$116,084	8,013	19	$124,116
Non-interest income	$298,183	3,641	(304)	$301,520
Net income	$226,160	614	(129)	$226,645
Identifiable assets	$10,298,059	519,431	(53,761)	$10,763,729

The breakdown of non-interest income from the mortgage banking and banking segments, for the periods presented, follows:

(In thousands)

	Mortgage
	Banking	Banking
	QUARTER ENDED
	SEPTEMBER 30, 2004
Net gain on mortgage loan sales and fees	$123,024	$41,714
Investment activities	(34,357)	(17,407)
Servicing income	6,780	229
Commissions, fees and other income	1,504	6,037

Total non-interest income	$96,951	$30,573

	QUARTER ENDED
	SEPTEMBER 30, 2003
Net gain on mortgage loan sales and fees	$87,968	$12,718
Investment activities	10,807	(7,106)
Servicing income (loss)	2,012	(143)
Commissions, fees and other income	582	3,371

Total non-interest income	$101,369	$8,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)

	Mortgage
	Banking	Banking
	NINE MONTH PERIOD ENDED
	SEPTEMBER 30, 2004
Net gain on mortgage loan sales and fees	$328,752	$108,019
Investment activities	(92,054)	(6,112)
Servicing income	8,250	218
Commissions, fees and other income	6,115	14,210

Total non-interest income	$251,063	$116,335

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30, 2003
Net gain on mortgage loan sales and fees	$241,856	$37,369
Investment activities	(22,405)	38,601
Servicing loss	(7,557)	(1,377)
Commissions, fees and other income	1,747	11,513

Total non-interest income	$213,641	$86,106

g.	The fair value of the Company’s trading securities and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

1.	The following table summarizes Doral Financial’s holdings of trading securities as of September 30, 2004 and December 31, 2003.

TRADING SECURITIES	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2004	2003
Mortgage-backed securities	$344,907	$346,597
Interest-only strips	862,566	578,124
Puerto Rico government and agencies	5,444	5,646
Other(1)	7,520	13,783

Total	$1,220,437	$944,150

(1)	Includes $7.50 million and $13.26 million of derivative assets, at fair value, as of September 30, 2004 and December 31, 2003, respectively. Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps, interest rate collars, futures, forwards and options. Doral Financial’s general policy is to account for derivatives on a marked-to market basis with gains or losses charged to operations as they occur. Contracts with positive fair values are recorded as trading assets and contracts with negative fair values as liabilities. The notional amount of assets and liabilities related to these derivatives totaled $10.1 billion and $2.3 billion, respectively, as of September 30, 2004 and $4.3 billion and $2.2 billion, respectively, as of December 31, 2003. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

2.	The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2004 and December 31, 2003.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge). Some hedging activities related to certain available for sale securities were accounted for as a fair value hedge. In a qualifying fair value hedge, both the changes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in fair value of the available for sale securities and changes in fair value of the derivative are reflected immediately in earnings. During the first nine months ended September 30, 2004, the Company recognized pre-tax losses of $7.0 million that represents the ineffective portion of the fair value hedges of certain available for sale securities. Derivatives hedging the fair value of certain available for sale securities expired during the third quarter of 2004 and the Company decided to discontinue the fair value hedge for such securities. As a result of the fair value hedge discontinuance, the cumulative marked to market valuation of the hedged available for sale securities, from the inception date of the fair value hedge to its discontinuance date, is being amortized as a yield adjustment over the remaining life of the securities.

SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2004
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,380,697	$2,139	$7,616	$2,375,220	5.63%
FHLMC and FNMA
Due over ten years	417,289	120	10,026	407,383	5.18%
DEBT SECURITIES
FHLB NOTES
Due over ten years	111,948	2,977	—	114,925	5.51%
US TREASURY
Due from one to five years	500,077	—	6,554	493,523	1.66%
Due from five to ten years	863,459	318	23,002	840,775	3.71%
Due over ten years	219,766	—	5,610	214,156	4.71%

	$4,493,236	$5,554	$52,808	$4,445,982	4.90%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2003
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$467,451	$553	$5,096	$462,908	5.70%
FHLMC and FNMA
Due over ten years	539,034	196	13,360	525,870	5.17%
DEBT SECURITIES
FHLB NOTES
Due over ten years	111,940	—	1,847	110,093	5.25%
US TREASURY
Due from one to five years	149,897	291	—	150,188	1.84%
Due from five to ten years	1,375,706	—	35,144	1,340,562	3.87%
Due over ten years	266,962	—	5,985	260,977	4.92%

	$2,910,990	$1,040	$61,432	$2,850,598	4.45%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	The following tables summarize the amortized cost, unrealized gains and losses, approximate market values, weighted average yield and contractual maturities of securities held to maturity as of September 30, 2004 and December 31, 2003.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES HELD TO MATURITY
AS OF SEPTEMBER 30, 2004
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$515	$26	$—	$541	6.50%
Due from five to ten years	733	39	—	772	6.94%
Due over ten years	5,921	352	—	6,273	7.01%
FHLMC and FNMA
Due over ten years	457,933	1,060	4,049	454,944	5.19%
CMO CERTIFICATES
Due within a year	26	—	—	26	8.25%
Due from one to five years	918	—	4	914	6.35%
Due over ten years	29,264	15	454	28,825	6.46%
DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,000	—	—	100,000	2.89%
Due from five to ten years	50,000	250	—	50,250	3.48%
Due over ten years	498,580	7,895	—	506,475	5.51%
FHLMC and FNMA NOTES
Due over ten years	149,988	265	—	150,253	5.63%
FHLB ZERO COUPON
Due over ten years	221,406	—	7,977	213,429	6.59%
FHLMC ZERO COUPON
Due over ten years	278,788	47	7,635	271,200	5.90%
PR HOUSING BANK
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	28	—	2,263	6.20%
U.S. TREASURY
Due from five to ten years	201,528	—	6,497	195,031	3.52%
Due over ten years	474,280	464	38,314	436,430	4.33%
OTHER
Due from one to five years	7,775	14	—	7,789	4.27%
Due from five to ten years	545	11	—	556	6.73%
Due over ten years	7,000	40	—	7,040	5.93%

	$2,492,435	$10,556	$64,930	$2,438,061	5.08%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2003
(Dollars in thousands)

					WEIGHTED
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from five to ten years	$1,682	$89	$—	$1,771	6.75%
Due over ten years	7,908	482	—	8,390	6.97%
CMO CERTIFICATES
Due within a year	40	—	—	40	8.25%
Due from one to five years	677	—	2	675	6.78%
Due from five to ten years	462	—	3	459	5.80%
Due over ten years	43,182	2	781	42,403	6.23%
DEBT SECURITIES
FHLB NOTES
Due from one to five years	50,000	—	—	50,000	3.05%
Due over ten years	517,960	2,051	—	520,011	5.58%
FHLB ZERO COUPON
Due over ten years	288,253	—	1,099	287,154	6.63%
FHLMC ZERO COUPON
Due over ten years	34,287	—	5,500	28,787	6.01%
PR HOUSING BANK
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	—	—	2,235	6.20%
U.S. TREASURY
Due from five to ten years	201,661	—	9,161	192,500	3.51%
Due over ten years	476,167	3,503	46,498	433,172	4.38%
OTHER
Due from one to five years	3,680	11	4	3,687	5.33%
Due from five to ten years	715	13	—	728	6.73%
Due over ten years	7,000	40	—	7,040	5.93%

	$1,640,909	$6,241	$63,048	$1,584,102	5.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

h.	The following tables show Doral Financial’s available for sale and held to maturity investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

SECURITIES
AVAILABLE FOR SALE

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$1,308,840	$4,871	$179,573	$2,745	$1,488,413	$7,616
FHLMC and FNMA	37,184	161	361,378	9,865	398,562	10,026
Debt Securities
U.S. Treasury	1,154,093	20,764	295,158	14,402	1,449,251	35,166

	$2,500,117	$25,796	$836,109	$27,012	$3,336,226	$52,808

SECURITIES
HELD TO MATURITY

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$249,525	$4,049	$—	$—	$249,525	$4,049
CMO Certificates	8,066	220	8,729	238	16,795	458
Debt Securities
FHLB Zero Coupon	53,291	157	160,138	7,820	213,429	7,977
FHLMC Zero Coupon	198,179	2,615	30,844	5,020	229,023	7,635
U.S. Treasury	—	—	569,805	44,811	569,805	44,811

	$509,061	$7,041	$769,516	$57,889	$1,278,577	$64,930

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is guaranteed by either mortgages, a U.S. government sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. The Company has the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other than temporary impairment loss has been recognized.

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE

(In thousands)	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Conventional single family residential loans	$1,297,145	$1,532,149
FHA/VA loans	94,173	87,810
Mortgage loans on residential multifamily	47,950	79,641
Construction and commercial real estate loans	199,415	266,982
Consumer loans secured by mortgages	—	26

	$1,638,683	$1,966,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET

	SEPTEMBER 30, 2004		DECEMBER 31, 2003
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$613,689	37%	$603,909	42%
Residential mortgage loans	533,536	32%	529,147	36%
Commercial — secured by real estate	344,747	21%	152,016	10%
Consumer — secured by real estate	200	0%	375	0%
Consumer — other:
Personal loans	28,999	2%	31,083	2%
Auto loans	1,542	0%	1,291	0%
Credit cards	11,915	1%	8,367	1%
Overdrawn checking accounts	353	0%	357	0%
Revolving lines of credit	26,894	2%	25,418	2%
Commercial non-real estate	32,184	2%	22,006	2%
Loans on saving deposits	8,689	0%	8,769	1%
Land secured	53,926	3%	65,818	4%

Loans receivable, gross	1,656,674	100%	1,448,556	100%

Less:
Unearned interest and deferred loan fees, net	(8,352)		(17,998)
Allowance for loan losses(2)	(22,073)		(19,709)

	(30,425)		(37,707)

Loans receivable, net	$1,626,249		$1,410,849

(1)	Includes $525.1 million and $402.2 million of construction loans for residential housing projects as of September 30, 2004 and December 31, 2003, respectively. Also includes $88.6 million and $201.7 million of construction loans for commercial, condominiums and multifamily projects as of September 30, 2004 and December 31, 2003, respectively.

(2)	Does not include $6.5 million and $8.5 million of allowance for loan losses allocated to mortgage loans held for sale as of September 30, 2004 and December 31, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

k.	Doral Financial is the guarantor of various serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza, the headquarters facility of Doral Financial. As of September 30, 2004, the outstanding principal balance of the bonds was $51.4 million with fixed interest rates, ranging from 6.15% to 6.90%, and maturities ranging from December 2004 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:

MORTGAGE SERVICING ASSETS ACTIVITY

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2004	2003	2004	2003
Balance at beginning of period	$190,836	$175,754	$178,890	$169,033
Capitalization of rights	17,739	17,616	49,259	43,600
Amortization	(6,846)	(8,218)	(20,131)	(27,481)
Application of valuation allowance to write down permanently impaired servicing assets	(1,503)	—	(7,792)	—

Balance before valuation allowance at end of period	200,226	185,152	200,226	185,152

Valuation allowance for impairment	(8,513)	(19,432)	(8,513)	(19,432)

Balance at end of period, net	$191,713	$165,720	$191,713	$165,720

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the impairment allowance for servicing assets were as follows:

	Quarter ended		Nine Month period
	September 30,		ended September 30,
(In thousands)	2004	2003	2004	2003
Balance at beginning of period	$12,191	$19,640	$11,392	$9,152
Impairment charges	3,745	—	15,504	16,945
Direct write-down	(1,503)	—	(7,792)	—
Recoveries	(5,920)	(208)	(10,591)	(6,665)

Balance at end of period	$8,513	$19,432	$8,513	$19,432

At September 30, 2004, and based on recent prepayment experience, the expected weighted average life of the Company’s servicing assets was 10 years. Any projection of the expected weighted average life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

INTEREST-ONLY STRIPS ACTIVITY
(In thousands)

	Quarter ended		Nine month period ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$758,053	$444,481	$578,124	$359,185
IOs on loan sales	142,790	74,988	367,504	191,116
Amortization	(25,089)	(21,780)	(73,349)	(55,629)
Valuation adjustment	(13,188)	(6,516)	(33,529)	(13,473)
Purchases of IOs	—	—	23,816	9,974

Balance at end of period	$862,566	$491,173	$862,566	$491,173

At September 30, 2004, fair values of the Company’s retained interests were based on prices provided by dealers as well as external and internal discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. The key economic assumptions used by the Company in its internal valuation models and the sensitivity of the current fair value of IOs to immediate 10 percent and 20 percent adverse changes in those assumptions for IOs at September 30, 2004 were as follows:

(Dollars in thousands)
Carrying amount of IOs	$862,566
Expected weighted-average life (in years)	7.0
Prepayment Speed assumption (annual rate)	10.50%
Impact on fair value of 10% adverse change	$28,436
Impact on fair value of 20% adverse change	$53,412
Residual cash flow discount rate (annual)	8.25%
Impact on fair value of 10% adverse change	$29,198
Impact on fair value of 20% adverse change	$56,351

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table above, the effect of the variation in a particular assumption on the fair value of the IOs is calculated without changing any other assumption; in reality, changes in one factor may results in changes in another (as an example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

m.	At September 30, 2004 and December 31, 2003, money market investments included $341.0 million and $198.8 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At December 31, 2003, the carrying value of securities purchased under resell agreements included in money market investments was $50.0 million. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions. At December 31, 2003, the Company had repledged all $50.0 million of the underlying securities to secure obligations under repurchase agreements. No securities purchased under resell agreements were held by Doral Financial as of September 30, 2004.

n.	The Company expenses the fair value of stock options granted to employees using the “modified prospective” method . Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the third quarter and first nine months of 2004 was approximately $2.4 million and $7.3 million, respectively, compared to $1.1 million and $3.4 million for the comparable 2003 periods.

o.	Guarantees

In November 2002, the Financial Accounting Standards Board’s (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of September 30, 2004, the Company had outstanding $4.2 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

The Company’s loan sale activities include the sale of non-conforming mortgage loans subject to recourse arrangements that generally obligate Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (generally 24 months) or a percentage up to a 15% of the principal amount of the loans sold. As of September 30, 2004, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $3.1 billion. As of such date, the maximum principal amount in loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $2.5 billion. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on the Company’s consolidated financial statements, except for a reserve of $5.7 million for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

p.	Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At September 30, 2004, commitments to extend credit amounted to approximately $569.9 million and commitments to sell mortgage-backed securities and loans amounted to approximately $3.4 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Commitments to sell non-conforming loans generally bear variable pass-through rates that approximate fair value and generally no gain or loss is recognized on these commitments.

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business and have not been adjudicated. Management believes that these actions, when concluded, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

q.	Recent Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In November 2003, the Accounting Standards Executive Committee issued the Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that the adoption of this statement will not have a material effect on Doral Financial’s Consolidated Financial Statements.

Loan Commitments Accounted for as Derivative Instruments. In March 2004, the U.S. Securities and Exchange Commission released the Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the application on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The impairment model also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This impairment model is applicable for investments in debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” referred in Issue 03-1 as the cost method investments. The impairment model developed by the EITF to determine whether an investment is within the scope of Issue 03-1 involves a sequence of steps including the following: Step 1 - determine whether an investment is impaired. If an impairment indicator is present, as determined in Step 1, the investor should estimate the fair value of the investment. If the fair value of the investment is less than its cost, proceed with Step 2 -evaluate whether an impairment is other than temporary. Step 3 — if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The impairment model described above used to determine other-than-temporary impairment should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.

In September 2004, the Financial Accounting Standard Board (“FASB”) issued proposed FSP EITF Issue 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. Also, in September 2004 the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1,” which delayed the effective date of paragraphs 10-20 of Issue 03-1. Paragraphs 10-20 of Issue 03-1 provide guidance on the impairment model to be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Issue 03-1-1 expands the scope of the deferral to include all securities covered by EITF 03-1 rather than limiting the deferral to only certain debt securities that are impaired solely because of interest rate and/or sector spread increases. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1a. Management of the Company does not anticipate that the adoption of Issue 03-1 will have a material effect on Doral Financial’s Consolidated Financial Statements.

Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. In September 2004, the Emerging Issues Task Force reached a final consensus on the application on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The issue addresses when the dilutive effect of contingently convertible debt (“Co-Cos”) with a market price trigger should be included in diluted earnings per share (“EPS”). Co-Cos are generally convertible into common shares of the issuer after the common stock has exceeded a predetermined threshold for a specific time period and is greater than the conversion price of the debt. The EITF reached a consensus that these securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met.

The EITF agreed to broaden the scope of the issue to include all issued securities that have embedded market price contingent conversion features. Therefore, this issue applies also to contingently convertible preferred stock. The EITF agreed that the final consensus would be effective for all periods ending after December 15, 2004 and would be applied by retroactively restating previously reported EPS. As of September 30, 2004, the Company has outstanding 1,380,000 shares (1,200,000 shares as of September 30, 2003) of its 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003 that were not included in the computation of diluted earnings per share because the conditions for conversion had not been met. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. Refer to note “d” for additional information regarding specific conditions for the convertible preferred stock. Set forth below are Doral Financial’s pro-forma earnings per share data giving retroactive effect to EITF Issue 04-8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter Ended		Nine Month Period
	September 30,		Ended September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net Income:
Net income	$120,628	$81,681	$339,111	$226,645
Convertible preferred stock dividend	(4,097)	(79)	(12,290)	(79)
Nonconvertible preferred stock dividend	(4,228)	(4,228)	(12,684)	(12,684)

Net income attributable to common stock	112,303	77,374	314,137	213,882

Convertible preferred stock dividend	4,097	79	12,290	79

Net income attributable to common stock plus assumed conversions	$116,400	$77,453	$326,427	$213,961

Weighted Average Shares:
Basic weighted average number of common shares outstanding	107,908,216	107,884,556	107,907,339	107,847,188
Convertible preferred stock	8,674,128	163,972	8,674,128	55,258
Incremental shares issuable upon exercise of stock options	3,261,632	2,648,991	3,000,574	2,481,813

Diluted weighted average number of common shares outstanding	119,843,976	110,697,519	119,582,041	110,384,259

Proforma Net Income per Common Share:
Basic	$1.04	$0.72	$2.91	$1.98

Diluted	$0.97	$0.70	$2.73	$1.94

Net Income per Common Share as Reported:
Basic	$1.04	$0.72	$2.91	$1.98

Diluted	$1.01	$0.70	$2.83	$1.94

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

     Doral Financial is currently in its 32nd year of operations. Doral Financial once again achieved record earnings for the third quarter of 2004 with net income and net income per diluted share increasing by 48% and 44%, respectively, compared to the third quarter of 2003. The results for the quarter and nine months ended September 30, 2004 reflect the continued strength of the Puerto Rico mortgage market, which has not experienced the slowdown experienced by the U.S. mortgage market since the second half of 2003. Doral Financial continues to be Puerto Rico’s largest residential mortgage lender. The volume of loans originated and purchased by Doral Financial during the quarters ended September 30, 2004 and 2003 was approximately $2.0 billion and $1.7 billion, respectively. The increase was principally driven by the continued high demand for new housing in Puerto Rico and Doral Financial’s strong share of the new housing market, especially in the growing government-sponsored affordable housing loan sector. Many of these mortgage products benefit from local tax exemption on the interest earned thereon. This market is less dependent on low mortgage rates to support origination volume prospectively, due to the incentives available to borrowers and strong housing demand, which Doral Financial expects will support its lending volume growth. Doral Financial’s loan production estimates are approximately $7.8 billion for the entire year 2004. The strength of mortgage loan production, helped increase the loan servicing portfolio to approximately $13.9 billion as of September 30, 2004, from $12.3 billion as of September 30, 2003.

     While Doral Financial continues to diversify its sources of revenues, net gains from mortgage loan sales and fees, recorded at both its mortgage banking and banking units, continue to be its principal source of revenues. For the quarter ended September 30, 2004, the Company’s net gain on mortgage loan sales and fees was $165.5 million compared to $98.6 million for the third quarter of 2003, an increase of approximately 68%. For the first nine months of 2004, net gain on mortgage loan sales and fees was $432.9 million compared to $274.0 million for the corresponding period a year ago. Net gain on mortgage loan sales and fees constituted approximately 55% of Doral Financial’s total revenues for the first nine months of 2004 and was driven by strong demand for mortgages from federal government-sponsored secondary mortgage entities and local financial institutions looking to increase their investment in residential mortgage loans. The increase in mortgage loan sales and fees also reflects the positive impact of the retained IOs in connection with the sale of non-conforming loan pools to local financial institutions. During the third quarter and first nine months of 2004, the Company retained $142.8 million and $367.5 million, respectively, of IOs in connection with loan sales compared to $75.0 million and $191.1 million for the third quarter and first nine months of 2003, respectively.

     Net interest income is Doral Financial’s second most significant source of revenues. Net interest income is the excess of interest earned by the Company on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Net interest income increased by 63% during the third quarter of 2004 compared to the same period for 2003. For the first nine months of 2004, net interest income increased by 58% compared to the first nine months of 2003. The increase was driven by an increase in the amount of the Company’s average interest-earning assets, which increased by 41% and 37% compared to the third quarter and first nine months of 2003, respectively.

     The provision for loan losses reflected a decrease of $2.6 million or 89% from $2.9 million for the quarter ended September 30, 2003 to approximately $325,000 for the third quarter of 2004. Furthermore, for the nine month period ended September 30, 2004, the reduction in the provision for loan losses was $6.8 million or 60% compared to the same period in 2003. The reduction in the provision for loan losses was principally due to a 51% decrease in non-performing loans, which are down to $61.3 million as of September 30, 2004 from $126.3 million as of September 30, 2003. The Company also determined, based on an analysis of the credit quality and composition of its loan portfolio, that a smaller provision for the third quarter of 2004 was required to maintain its level of loan loss reserves at an appropriate level. During the third quarter of 2004, Doral Financial sold approximately $67.0 million of delinquent residential mortgage loans to a third party on a recourse basis.

     Doral Financial also earns revenues from the sale of securities in which it invests. For the third quarter of 2004, the net gain on sale of securities classified as available for sale amounted to $10.5 million compared to a loss of $10.4 million for the third quarter of 2003. Net gain on sale of securities classified as available for sale for the first nine months of 2004 amounted to $9.2 million compared to $3.7 million for the first nine months of 2003. Doral Financial’s trading activities, which include realized and unrealized gains or losses on its securities held for trading, including IOs, as well as on options, futures contracts and other derivatives used for interest rate management purposes, resulted in a loss of $61.3 million for the third quarter of 2004 and a loss of $103.9 million for the first nine months of 2004, compared to gains of approximately $15.4 million and $15.3 million for the third quarter and first nine months of 2003, respectively. The loss on trading activities experienced during the third quarter of 2004 was principally attributable to derivatives undertaken for risk management purposes, as a result of a reduction in intermediate and long-term interest rates during the quarter, evidenced by a 48 basis points reduction in the 10 year Treasury yield rate. Loss on trading activities also includes an impairment on the value of IOs of $13.2 million and $33.5 million for the quarter and nine month period ended September 30, 2004, respectively, compared to $6.5 million and $13.5 million for the corresponding 2003 periods. Doral Financial’s interest rate risk management is designed principally to protect the value of the Company’s assets and income from substantial increases in interest rates. While the reduction in interest rates increased the cost associated with the use of derivatives, it also impacted favorably gains and fees on loan sales, net interest income and other sources of revenues.

     Net servicing income for the third quarter of 2004 was approximately $5.9 million compared to approximately $933,000 for the third quarter of 2003. For the first nine months of 2004, net servicing income amounted to $5.3 million compared to a loss of $11.5 million for the first nine months of 2003. The increase in the net servicing income for the quarter and nine month period ended September 30, 2004 was due to reduced amortization and impairment charges resulting from lower prepayments. The Company recorded amortization and impairment charges of $4.7 million during the quarter ended September 30, 2004, compared to $8.0 million for the same period a year ago. For the first nine months of 2004 amortization and impairment charges amounted to $25.0 million, compared to $37.8 million for the first nine months of 2003.

     Doral Financial also has adequate sources of liquidity to fund its operations. Doral Financial’s historical results of operations and investment grade ratings allow it to access capital markets and diversify its sources of borrowings. During the third quarter of 2004, the Company closed the sale of an aggregate principal amount of $625.0 million of its Floating Rate Senior Notes due July 20, 2007. The notes were sold at an average price to the public of 100.099% of the principal amount thereof, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $624.4 million. The proceeds from the issuance of this unsecured debt allowed Doral Financial to match floating rate liabilities with floating rate assets. The issuance of this unsecured debt also helped reduce the Company’s funding costs.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgements, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements are appropriate given the factual circumstances as of September 30, 2004. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

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

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Doral Financial’s results of operations have historically been influenced primarily by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage interest rates and the strength of the Puerto Rico housing market. Changes in interest rates also significantly influence Doral Financial’s results of operations by affecting the difference between the rates it earns on its interest-earning assets and the rates it pays on its interest-bearing liabilities, as well as impacting the gains and losses it obtains from its mortgage loan sales and investment activities.

     The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain on mortgage loan sales and fees; (3) servicing income; (4) investment activities; and (5) commissions, fees and other income.

NET INCOME

     Doral Financial’s net income for the quarter ended September 30, 2004 was $120.6 million, an increase of $38.9 million, or 48%, from $81.7 million for the comparable 2003 period. For the first nine months of 2004 and 2003, the Company’s net income amounted to $339.1 million and $226.6 million, respectively, an increase of 50%. Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s banking units, which contributed $147.9 million, before intersegment eliminations, to Doral Financial’s consolidated net income for the nine months ended September 30, 2004, compared to $93.0 million for the respective 2003 period. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations. The contribution of the banking sector includes the investment activities of Doral International, Doral Bank PR’s wholly-owned international banking subsidiary. Interest income and capital gains derived from U.S. securities are generally tax-exempt to Doral International under Puerto Rico law. Doral Securities, Doral Financial’s institutional securities unit, contributed $3.4 million to consolidated net income for the nine months ended September 30, 2004, compared to $4.8 million for the respective 2003 period. Doral Agency, Doral Financial’s insurance agency, contributed $8.3 million to consolidated net income for the nine months ended September 30, 2004 compared to $4.4 million for the respective 2003 period. Diluted earnings per common share for the third quarter of 2004 were $1.01, an increase of 44% over the $0.70 per diluted share recorded for the same period a year ago. Diluted earnings per common share for the nine months ended September 30, 2004 were $2.83, an increase of 46% over the $1.94 per diluted share recorded for the same period a year ago.

NET INTEREST INCOME

     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.

     Net interest income for the third quarter of 2004 and 2003 was $70.0 million and $42.9 million, respectively, an increase of 63%. For the first nine months of 2004 and 2003, net interest income amounted to $195.6 million and $124.1 million, respectively, an increase of 58%. The increase in net interest income for the third quarter and first nine months of 2004, compared to the respective 2003 periods, was due to an increase in Doral Financial’s average balance of net interest-earning assets, particularly in its investment securities, mortgage-backed securities and IOs, as well as an increase in the Company’s net interest spread and margin for the period. Average interest-earning assets grew by 41% from the third quarter of 2003 to the third quarter of 2004 and by 37% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. Doral Financial’s net interest spread and margin for the third quarter of 2004 were 1.83% and 2.25%, respectively, compared to 1.61% and 1.94% for the third quarter of 2003. Net interest spread and margin for the first nine months of 2004 were 1.90% and 2.30%, respectively, compared to 1.70% and 2.01% for the first nine months of 2003.

     The increase in net interest rate spread and margin during the third quarter and first nine months of 2004 was due primarily to the tendency of short-term rates paid by Doral Financial on its borrowings to decline more in relative terms than the rates earned by Doral Financial on its loans and securities. The average rate paid by Doral Financial on its interest-bearing liabilities decreased by 48 basis points and 68 basis points during the third quarter and first nine months of 2004, respectively, while the average yield earned on its interest-earning assets decreased by only 26 basis points and 48 basis points during the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003. During the third quarter of 2004, the Company repaid $200.0 million of its 8.50% Medium-Term Notes and $5.0 million of its 8.35% Senior Notes. The Company also made principal repayments of approximately $24.2 million to reduce the balance of a 7.50% note payable to a local bank collateralized by mortgage loans. Doral Financial replaced such borrowings with lower cost borrowings, including an aggregate of $625.0 million Floating Rate Senior Notes due July 20, 2007 issued during the quarter. This allowed the Company to improve its interest rate spread and margin, compared to 2003 periods, despite the increase in short-term interest rates experienced during the period.

     The Company’s banking subsidiaries contributed $50.7 million, before intersegment eliminations, to the consolidated net interest income for the third quarter of 2004, compared to $27.1 million for the third quarter of 2003. During the first nine months of 2004, the Company’s banking subsidiaries contributed approximately $127.6 million, before intersegment eliminations, to the consolidated net interest income, compared to $79.2 million for the first nine months of 2003. Refer to note “f” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations.

     The following tables present, for the periods indicated, Doral Financial’s average balance sheet, the total dollar amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities expressed in both dollars and rates, and the net interest margin and spread. The tables do not reflect any effect of income taxes. Average balances are based on the average daily balances.

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED SEPTEMBER 30,
	2004			2003
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)	$3,404,143	$58,270	6.79%	$3,199,179	$53,374	6.62%
Mortgage-backed securities	2,700,507	27,667	4.06%	1,219,272	13,977	4.55%
Interest-only strips	818,999	14,107	6.83%	478,693	8,190	6.79%
Investment securities	4,011,088	41,423	4.10%	2,703,306	31,575	4.63%
Money market investments	1,395,078	4,932	1.40%	1,169,386	2,636	0.89%

Total interest-earning assets/interest income	12,329,815	$146,399	4.71%	8,769,836	$109,752	4.97%

Total non-interest-earning assets	854,737			616,139

Total assets	$13,184,552			$9,385,975

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,218,173	$20,211	2.49%	$2,742,348	$19,415	2.81%
Repurchase agreements	4,997,754	31,463	2.50%	3,033,273	21,148	2.77%
Advances from FHLB	1,242,380	12,611	4.03%	1,256,500	12,400	3.92%
Loans payable	211,004	1,500	2.82%	245,265	1,488	2.41%
Notes payable	857,716	10,760	4.98%	610,102	12,368	8.04%

Total interest-bearing liabilities/interest expense	10,527,027	$76,545	2.88%	7,887,488	$66,819	3.36%

Total non-interest-bearing liabilities	885,512			299,610

Total liabilities	11,412,539			8,187,098
Stockholders’ equity	1,772,013			1,198,877

Total liabilities and stockholders’ equity	$13,184,552			$9,385,975

Net interest-earning assets	$1,802,788			$882,348
Net interest income on a non-taxable equivalent basis		$69,854			$42,933
Interest rate spread(2)			1.83%			1.61%
Interest rate margin(3)			2.25%			1.94%
Net interest-earning assets ratio			117.13%			111.19%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected.

(2)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(3)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2004			2003
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$3,407,145	$175,149	6.85%	$3,228,301	$162,705	6.74%
Mortgage-backed securities	1,856,649	61,989	4.45%	1,196,811	50,034	5.59%
Interest-only strips	719,050	40,897	7.58%	428,959	27,990	8.72%
Investment securities	3,809,289	119,240	4.17%	2,094,316	77,010	4.92%
Money market investments	1,531,814	13,160	1.14%	1,321,950	10,827	1.10%

Total interest-earning assets/interest income	11,323,947	$410,435	4.83%	8,270,337	$328,566	5.31%

Total non-interest-earning assets	719,155			700,460

Total assets	$12,043,102			$8,970,797

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,172,292	$58,692	2.46%	$2,557,874	$56,475	2.95%
Repurchase agreements	4,405,448	79,547	2.41%	2,869,815	68,090	3.17%
Advances from FHLB	1,240,672	36,755	3.95%	1,260,676	37,095	3.93%
Loans payable	242,899	4,628	2.54%	254,117	4,869	2.56%
Notes payable	696,454	35,260	6.74%	626,630	37,921	8.09%

Total interest-bearing liabilities/interest expense	9,757,765	$214,882	2.93%	7,569,112	$204,450	3.61%

Total non-interest-bearing liabilities	568,541			270,655

Total liabilities	10,326,306			7,839,767
Stockholders’ equity	1,716,796			1,131,030

Total liabilities and stockholders’ equity	$12,043,102			$8,970,797

Net interest-earning assets	$1,566,182			$701,225
Net interest income on a non-taxable equivalent basis		$195,553			$124,116
Interest rate spread(3)			1.90%			1.70%
Interest rate margin(4)			2.30%			2.01%
Net interest-earning assets ratio			116.05%			109.26%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected.

(2)	For the first nine months of 2004 interest income on loans includes a yield adjustment of $5.7 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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

TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED SEPTEMBER 30,
	2004 COMPARED TO 2003
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$3,392	$1,504	$4,896
Mortgage-backed securities	16,849	(3,159)	13,690
Interest-only strips	5,777	140	5,917
Investment securities	15,138	(5,290)	9,848
Money market investments	502	1,794	2,296

TOTAL INTEREST INCOME VARIANCE	41,658	(5,011)	36,647

INTEREST EXPENSE VARIANCE
Deposits	3,343	(2,547)	796
Repurchase agreements	13,604	(3,289)	10,315
Advances from FHLB	(138)	349	211
Loans payable	(206)	218	12
Notes payable	4,977	(6,585)	(1,608)

TOTAL INTEREST EXPENSE VARIANCE	21,580	(11,854)	9,726

NET INTEREST INCOME VARIANCE	$20,078	$6,843	$26,921

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2004 COMPARED TO 2003
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$9,041	$3,403	$12,444
Mortgage-backed securities	27,664	(15,709)	11,955
Interest-only strips	18,972	(6,065)	12,907
Investment securities	63,283	(21,053)	42,230
Money market investments	1,731	602	2,333

TOTAL INTEREST INCOME VARIANCE	120,691	(38,822)	81,869

INTEREST EXPENSE VARIANCE
Deposits	13,594	(11,377)	2,217
Repurchase agreements	36,510	(25,053)	11,457
Advances from FHLB	(590)	250	(340)
Loans payable	(215)	(26)	(241)
Notes payable	4,237	(6,898)	(2,661)

TOTAL INTEREST EXPENSE VARIANCE	53,536	(43,104)	10,432

NET INTEREST INCOME VARIANCE	$67,155	$4,282	$71,437

INTEREST INCOME

     Total interest income increased from $109.8 million during the third quarter of 2003, to $146.4 million during the third quarter of 2004, an increase of 33%. For the nine months ended September 30, 2004, interest income increased by approximately $81.8 million to $410.4 million compared to $328.6 million for the first nine months of 2003. The increases in interest income during both periods are primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $8.8 billion for the third quarter of 2003 to $12.3 billion for the corresponding 2004 period and from $8.3 billion for the nine month period ended September 30, 2003 to $11.3 billion for the respective 2004 period.

     Interest income on loans increased by approximately $4.9 million or 9% during the third quarter of 2004, compared to the respective 2003 period. For the nine months of 2004, interest income on loans increased by $12.4 million or 8% as compared to the respective 2003 period. The increases during 2004 reflect an increase in the level of loans held by Doral Financial compared to 2003, due to the increased volume of loan originations and purchases. Also, during the first nine months of 2004, the Company recognized a yield adjustment of $5.7 million related to deferred fees on construction loans with an aggregate outstanding balance of $62.9 million that were repaid prior to their stated maturity.

     Interest income on mortgage-backed securities for the third quarter of 2004 increased by approximately $13.7 million compared to the respective 2003 period. During the first nine months of 2004, interest income on mortgage-backed securities was $62.0 million versus $50.0 million for the comparable 2003 period. The results for the 2004 periods reflect an increase in the average balance of mortgage-backed securities, which increased from $1.2 billion for the third quarter of 2003 to $2.7 billion for the comparable 2004 period and from $1.2 billion for the first nine months of 2003 to $1.9 billion for the comparable 2004 period. Higher average balances were offset in part by an increase in amortization of premiums, particularly on U.S. GNMAs, due to higher prepayments compared to the same periods of 2003. The increases in the average balance of mortgage-backed securities reflect the Company’s strategy to continue to maximize tax-exempt interest income by holding a significant amount of tax-exempt Puerto Rico GNMA securities and, in the case of its international banking subsidiary, U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities. The interest earned on such U.S. mortgage-backed securities is tax-exempt to Doral Financial’s international banking subsidiary under Puerto Rico law and is not subject to U.S. income taxation because such entity is considered a foreign corporation for U.S. income tax purposes and is entitled to the portfolio interest deduction with respect to interest earned on those securities.

     Interest income on IOs increased by approximately $5.9 million to $14.1 million during the third quarter of 2004, from $8.2 million for the respective 2003 period. For the first nine months of 2004, interest income of IOs increased by $12.9 million or 46%, as compared to the respective 2003 period. The increases during 2004 when compared to the respective 2003 periods resulted from an increase in the average balance of IOs, from $478.7 million during the third quarter of 2003 to $819.0 million during the third quarter of 2004 and from $429.0 million for the first nine months of 2003 to $719.1 million for the first nine months of 2004. The increase in IOs resulted from a higher volume of sale and securitization activities. The actual cash flow received on the Company’s portfolio of IOs, particularly its floating rate IOs, increased to $39.2 million for the third quarter of 2004, compared to $30.0 million for the third quarter of 2003 and from $83.6 million for the first nine months of 2003 to $114.2 million for the first nine months of 2004. Under floating rate IOs, the purchaser of a mortgage pool is entitled to a pass-through rate based on a floating rate tied to short-term LIBOR rates. The Company is entitled to retain the difference between the floating rate paid to the investor and the actual amount of interest received from the underlying fixed-rate mortgage loans. As short-term interest rates increase, the spread received on the Company’s retained interest decreases and negatively affects the value of the IOs. This is offset, to some extent, by a reduction of prepayments and the extension of the asset’s maturity. Conversely, as short-term interest rates decrease the spread received on the IOs increases at the same time causing accelerated prepayments that shorten the life of the asset. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

     Interest income on investment securities increased by $9.8 million or 31%, from the third quarter of 2003 to the third quarter of 2004. For the first nine months of 2004, interest income on investment securities increased by $42.2 million or 55%, as compared to the respective 2003 period. The increase in interest income on investment securities during the third quarter and first nine months of 2004 reflects Doral Financial’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities, the interest on which is tax-exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial’s status as a foreign corporation for U.S. income tax purposes. The average balance of investment securities increased from $2.7 billion for the third quarter of 2003 to $4.0 billion for the third quarter of 2004 and from $2.1 billion for the first nine months of 2003 to $3.8 billion for the comparative 2004 period. The Company’s higher balances in investment securities was partially offset by a reduction in the average yield of 53 basis points for the third quarter of 2004 compared to the corresponding 2003 period and of 75 basis points for the first nine months of 2004 compared to the first nine months of 2003. This reduction reflects an investment portfolio mostly composed of lower yielding securities, compared to 2003 periods.

     Interest income on money market investments increased by approximately $2.3 million from the third quarter of 2003 to the third quarter of 2004 and by approximately $2.3 million, also, from the first nine months of 2003 to the corresponding 2004 period. Money market investments consist of fixed income securities whose original maturity is less than three months including overnight deposits, term deposits, and reverse repurchase agreements. The increase for the 2004 periods reflects an increase in the average balances of higher yielding money market instruments, principally overnight and term deposits, and the decrease in the amount of lower yielding reverse repurchase agreements held by Doral Financial, compared to the respective 2003 period. The average balance of money market investments increased from $1.2 billion for the third quarter of 2003 to $1.4 billion for the comparative 2004 period and from $1.3 billion for the first nine months of 2003 to $1.5 billion for the first nine months of 2004.

INTEREST EXPENSE

     Total interest expense increased to $76.5 million during the third quarter of 2004, from $66.8 million for the respective 2003 period, an increase of 15%. Total interest expense for the first nine months of 2004 was $214.9 million, compared to $204.5 million for the same period of 2003, an increase of 5%. The increase in interest expense for the 2004 periods was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities that was partly offset by a decrease in the average cost of borrowings due to the continued low level interest rate environment. The average balance of interest-bearing liabilities increased to $9.8 billion at an average cost of 2.93% for the nine month period ended September 30, 2004, compared to $7.6 billion at an average cost of 3.61% for the nine month period ended September 30, 2003.

     Interest expense on deposits amounted to $20.2 million during the third quarter of 2004, an increase of 4% as compared to the respective 2003 period. For the first nine months of 2004, interest expense on deposits increased by $2.2 million or 4%, as compared to the respective 2003 period. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries that was partly offset by a decrease in the average cost of deposits. The average balance of deposits increased to $3.2 billion for the nine month period ended September 30, 2004, from $2.6 billion for the nine month period ended September 30, 2003. The increase in deposits reflects the expansion of Doral Financial’s bank branch network, which increased to 44 branches as of September 30, 2004, compared to 40 branches as of September 30, 2003. The average interest cost on deposits was 2.49% and 2.46% for the third quarter and nine month period ended September 30, 2004, compared to 2.81% and 2.95% for the respective 2003 periods.

     Interest expense related to securities sold under agreements to repurchase increased by $10.3 million or 49% during the third quarter of 2004 compared to the same period of 2003. For the first nine months of 2004, interest expense on securities sold under agreements to repurchase was $79.5 million, compared to $68.1 million for the same period of 2003, an increase of 17%. The increase in interest expense on securities sold under agreements to repurchase during the 2004 periods reflects increased borrowings to finance mortgage-backed securities and other investment securities, as compared to the respective 2003 periods that more than offset lower borrowing costs experienced during 2004. The average balance of borrowings under repurchase agreements for the third quarter and first nine months of 2004 was $5.0 billion and $4.4 billion, respectively, compared to $3.0 billion and $2.9 billion for the respective 2003 periods. The average cost on securities sold under agreements to repurchase was 2.50% and 2.41% for the quarter and nine month period ended September 30, 2004, compared to 2.77% and 3.17%, for the respective 2003 periods.

     Interest expense on advances from the FHLB increased by approximately $211,000 for the third quarter of 2004 as compared to the respective 2003 period. For the first nine months of 2004, interest expense on advances from the FHLB decreased by approximately $340,000 to $36.8 million from $37.1 million for the respective 2003 period. The increase in interest expense on advances from the FHLB during the third quarter of 2004 reflects an increase in the average cost of advances from the FHLB from 3.92% for the third quarter ended September 30, 2003, to 4.03% for the quarter ended September 30, 2004. This slight increase was partly offset by a decrease in the average balance of advances from the FHLB of approximately $14.1 million. The decrease in interest expense on advances from the FHLB during the first nine months of 2004 reflects a slight decrease in the average balance of advances from the FHLB, particularly during the first and third quarters of 2004. The average balance of advances from FHLB decreased to $1.2 billion at an average cost of 3.95% for the nine months ended September 30, 2004, compared to $1.3 billion at an average cost of 3.93% for the first nine months of 2003. Increased deposits replaced the decrease in advances from the FHLB.

     Interest expense related to loans payable increased by approximately $12,000 to $1.5 million for the third quarter of 2004, compared to the comparative 2003 period. The slight increase in interest expense on loans payable during the third quarter of 2004 was due to an increase in the average cost of borrowings from 2.41% for the third quarter of 2003 to 2.82% for the comparative 2004 period, partly offset by a decrease in the average balance of loans payable of approximately $34.3 million from $245.3 million for the third quarter of 2003 to $211.0 million for the third quarter of 2004. For the first nine months of 2004 interest expense related to loans payable was $4.6 million, a decrease of 5% compared to $4.9 million for the same period of 2003. The decrease in interest expense on loans payable during the first nine months of 2004 was principally due to a decrease in the average balance of loans payable from $254.1 million for the first nine months of 2003 to $242.9 million for the comparable period of 2004.

     Interest expense on notes payable was $10.8 million for the third quarter of 2004, compared to $12.4 million for the same period a year ago, a decrease of 13%. For the first nine months of 2004 interest expense on notes payable was $35.3 million, a decrease of 7% compared to $37.9 million for the same period of 2003. The decrease in interest expense on notes payable is due to a decrease in the average cost of notes payable from 8.04% for the quarter ended September 30, 2003 to 4.98% for the comparative 2004 period and from 8.09% for the first nine months of 2003 to 6.74% for the comparative 2004 period. The decrease in average cost during 2004 periods was principally related with the repayment at maturity of $200.0 million of the Company’s 8.50% Medium-Term Notes due July 8, 2004 and $5.0 million of its 8.35% Senior Notes. The Company also made principal payments of $24.2 million to reduce the balance of a 7.50% note payable to a local bank collateralized by mortgage loans. The decrease in average cost was partially offset by the effect of the issuance of an aggregate principal amount of $625.0 million of the Company’s Floating Rate Senior Notes due July 20, 2007 and of $115.0 million of its Floating Rate Senior Notes due December 7, 2005, issued during the third quarter and second quarter of 2004, respectively . The proceeds from the issuance of this unsecured debt allowed Doral Financial to match floating rate liabilities with floating rate assets. Doral Financial will pay interest on its Floating Rate Senior Notes due July 20, 2007 at a rate equal to the applicable U.S. dollar three-month LIBOR rate plus 0.83% on a quarterly basis (2.46% as of September 30, 2004). The $115.0 million Floating Rate Senior Notes due December 7, 2005, pay interest at a rate equal to the applicable U.S. dollar three-month LIBOR rate plus 0.625% (1.99% as of September 30, 2004) on a quarterly basis.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risk in the loan portfolio, an assessment of individual problem loans, the estimated value of underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan losses is adequate, future additions to the allowance for loan losses could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan losses. Unanticipated increases in the allowance for loan losses could result in reductions in Doral Financial’s net income. As of September 30, 2004, more than 97% of Doral Financial’s loan portfolio was secured, and the amounts due on its non-performing loans have historically been substantially recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.

     Doral Financial recognized provisions for loan losses of approximately $325,000 and $4.5 million, respectively, for the quarter and nine month periods ended September 30, 2004, as compared to $2.9 million and $11.3 million for the respective 2003 periods. The Company determined, based on an analysis of the credit quality and composition of its loan portfolio, that a smaller provision for the third quarter of 2004 was required to maintain its level of loan loss reserves at an appropriate level. The allowance for loan losses equals 0.87% of total loans as of September 30, 2004 compared to 0.84% as of September 30, 2003. During 2003, the Company had increased the provision for certain construction loans to reach a level management deemed appropriate in the allowance for loan losses based on the composition of the construction loan portfolio and existing economic conditions. Also, during 2003, the Company had increased the allowance for loan losses to provide a reserve for a construction loan with an outstanding balance of $13.4 million that was not considered as a non-performing loan as of September 30, 2003, but is reflected as a non-performing loan during 2004 (refer to “Non-Performing Assets and Allowance for Loan Losses — Tables K and L”).

NON-INTEREST INCOME

     Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees increased by 68% during the third quarter of 2004 to $165.5 million, compared to $98.6 million for the same period of 2003. For the nine month periods ended September 30, 2004 and 2003, mortgage loan sales and fees were $432.9 million and $274.0 million, respectively, an increase of 58%. The increase for 2004 was mainly the result of a greater volume of sales of non-conforming loans to local financial institutions and the ability of the Company to obtain higher profitability through increased margins on such sales and the retention of IOs in connection with such sales. See “Amortization and Impairment of Servicing Assets and Valuation of IOs.”

     Total loan sales and securitizations were $1.8 billion for the third quarter of 2004 and $1.3 billion for the third quarter of 2003. For the nine months ended September 30, 2004 loan sales were $4.7 billion, compared to $3.8 billion for the respective 2003 period. During the first nine months of 2004 loan sales and securitizations that resulted in the recording of IOs amounted to $2.3 billion compared to $1.4 billion for the first nine months of 2003. Doral Financial retained IOs as part of its sales activities of $142.8 million and $367.5 million for the third quarter and first nine months of 2004, respectively, compared to $75.0 million and $191.1 million for the respective 2003 periods. During the third quarter and first nine months of 2004, Doral Financial also recorded $16.9 million and $45.6 million, respectively, in connection with the recognition of mortgage servicing rights as part of its loan sale and securitization activities, compared to $15.6 million and $34.1 million for the respective 2003 periods.

     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of September 30, 2004, the weighted average gross servicing fee rate for the entire portfolio was .3153%. The size of Doral Financial’s loan servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights. Late fees and other servicing-related fees such as prepayment fees are also included as a component of servicing income. Late fees and other servicing-related fees were $3.1 million and $8.9 million for the third quarter and first nine months of 2004, respectively, compared to $2.5 million and $7.0 million for the comparative 2003 periods.

     For the quarter ended September 30, 2004, net servicing income was approximately $5.9 million compared to approximately $933,000 for the corresponding period of 2003. For the first nine months of 2004, net servicing income was approximately $5.3 million compared to a loss of $11.5 million for the corresponding 2003 period. The increase in net servicing income for 2004 was the result of reduced amortization and impairment charges of mortgage servicing assets resulting from lower prepayments. Doral Financial recognized amortization and impairment charges of $4.7 million and $25.0 million for the quarter and nine months ended September 30, 2004, respectively, compared to $8.0 million and $37.8 million for the same periods a year ago. Net impairment charges for the first nine months of 2004 amounted to $4.9 million, compared to $10.3 million for the corresponding 2003 period. Reduced impairment charges during 2004 was the result of a stable low level of mortgage interest rates compared to the sharp decrease in rates experienced during the early part of 2003 which was reflected in a reduction in the impairment allowance for certain mortgage servicing rights stratas which experienced lower than anticipated prepayments. See Note l to the unaudited consolidated financial statements contained herein for additional information. Gross servicing fees amounted to $10.6 million for the third quarter of 2004, compared to $8.9 million for the third quarter of 2003. For the first nine months of 2004, gross servicing fees amounted to $30.3 million, compared to $26.2 million for the corresponding 2003 period. The Company’s mortgage servicing portfolio, including its own portfolio of $2.5 billion at September 30, 2004 and $2.4 billion at September 30, 2003, was approximately $13.9 billion at September 30, 2004, compared to $12.3 billion as of September 30, 2003.

     The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the related mortgage loan and thereby results in increased “Net Gain on Mortgage Loans Sales and Fees” at the time of sale. During the quarters ended September 30, 2004 and 2003, Doral Financial recognized servicing assets of $16.9 million and $15.6 million, respectively, in connection with the sale of loans to third parties. For the first nine months of 2004 and 2003, Doral Financial recognized servicing assets of $45.6 million and $34.1 million, respectively, in connection with the sale of loans to third parties. Set forth below is a summary of the components of the net servicing income (loss):

TABLE E
NET SERVICING INCOME (LOSS)

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands)	2004	2003	2004	2003
Servicing fees (net of guarantee fees)	$7,453	$6,480	$21,406	$19,244
Late charges	1,889	1,782	5,483	5,157
Prepayment penalties	1,651	1,416	4,671	3,947
Interest loss	(621)	(796)	(1,881)	(2,292)
Other servicing fees	227	61	637	176
Amortization and impairment of servicing assets	(4,671)	(8,010)	(25,044)	(37,761)

Total net servicing income (loss)	$5,928	$933	$5,272	$(11,529)

     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s trading securities, including IOs, as well as on options, futures contracts and other derivative instruments used for interest rate risk management purposes. Trading activities for the quarter and nine month periods ended September 30, 2004 resulted in losses of $61.3 million and $103.9 million, respectively, compared to gains of $15.4 million and $15.3 million for the respective 2003 periods. Loss on trading activities for the 2004 periods was principally due to realized losses with respect to derivative instruments undertaken for risk management purposes. The Company’s interest rate risk management is designed to protect the value of the Company’s assets and income from substantial increases in interest rates. Losses on derivative instruments were offset in part by realized gains on sales of trading securities. Loss on trading activities also includes an impairment on the value of IOs of $13.2 million and $33.5 million for the quarter and nine month period ended September 30, 2004, respectively, compared to $6.5 million and $13.5 million for the corresponding 2003 periods. During the nine month period ended September 30, 2004, trading activities include a pre-tax loss of $7.0 million, which represents the ineffective portion of the fair value hedges of certain available for sale securities (refer to Interest Rate Risk Management section for additional information regarding fair value hedge accounting). Set forth below is a summary of the components of gains and losses from trading activities:

TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2004	2003	2004	2003
Net realized gains on sales of trading securities	$2,088	$21,146	$25,678	$117,059
Net unrealized losses on trading securities	(8,287)	(9,994)	(29,345)	(36,428)
Net realized and unrealized (losses) and gains on derivative instruments	(55,091)	4,232	(100,189)	(65,297)

Total	$(61,290)	$15,384	$(103,856)	$15,334

     The value of Doral Financial’s trading securities and derivatives is generally very sensitive to interest rate changes, and the reported fair values of certain of these assets such as IOs are based on assumptions regarding the direction of interest rates and prepayment rates on mortgage loans. As a result, changes in interest rates and prepayment rates for mortgage loans can result in substantial volatility in the components of trading activities. Doral Financial attempts to mitigate the risk to the value of its trading securities by entering into transactions involving the purchase of derivatives such as options and futures contracts. During 2004 and 2003, Doral Financial’s risk management strategy has been principally directed to protect the value of its securities and net interest income from a rising interest rate scenario. During 2003 and 2004, Doral Financial experienced losses on its derivatives because intermediate and long term interest rates remained stable at low levels. While the reduction in interest rates increased the cost associated with the use of derivatives, it also impacted favorably gain and fees on loan sales, net interest income and other income.

     Net Gain (Loss) on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the third quarter and first nine months of 2004, sale of investment securities resulted in a gain of $10.5 million and $9.2 million, respectively, compared to a loss of $10.4 million and a gain of $3.7 million for the corresponding 2003 periods, an increase mostly related to increased volume of sales and favorable pricing due to the continued low interest rate environment. Increased sales activities resulted in proceeds from sales of securities available for sale of $8.7 billion for the first nine months of 2004 compared to $5.0 billion for the first nine months of 2003.

     Commissions, Fees and Other Income. Commissions, fees and other income increased 61% during the third quarter of 2004 from $6.4 million for the quarter ended September 30, 2003 to $10.2 million for the quarter ended September 30, 2004. For the first nine months of 2004, commissions, fees and other income increased 44%, compared to the respective 2003 period. The increase during 2004 was due primarily to increased commissions and fees earned by

Doral Financial’s retail banking and insurance agency operations. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.

TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In Thousands)	2004	2003	2004	2003
Retail banking fees	$3,570	$3,047	$9,964	$8,067
Securities brokerage and asset management fees and commissions	389	912	1,505	2,626
Insurance agency commissions	2,972	2,039	8,903	5,762
Other income	3,310	355	8,330	3,538

Total	$10,241	$6,353	$28,702	$19,993

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

NON-INTEREST EXPENSES

     Total non-interest expenses increased by 12% during the third quarter ended September 30, 2004, compared to the respective 2003 period. This increase reflects increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the continued expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased lending activities and servicing. Professional fees for the third quarter of 2004 were $3.1 million, compared to $2.1 million for the same period a year ago. The increase for the third quarter of 2004 was primarily due to legal, accounting and consulting fees associated with the continued expansion of Doral Financial’s business and compliance with the requirements of the Sarbanes-Oxley Act of 2002. The increased business volume and expansion of Doral Financial’s branch network, which increased to 107 branches as of September 30, 2004, compared to 101 branches as of September 30, 2003, produced an increase of 10% in headcount from 2,318 employees as of September 30, 2003 to 2,561 employees as of September 30, 2004. Depreciation and amortization expense was $4.3 million in the third quarter of 2004, compared to $3.7 million for the comparative 2003 period. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware, and computer systems upgrades related to the Company’s growth. For the third quarter of 2004, compensation expense includes $2.4 million, associated with the expensing of the fair value of stock options, compared to $1.1 million for the third quarter of 2003. The increase in the stock based compensation expenses was related to 1,560,000 stock options granted to certain executive officers during the first quarter of 2004.

INCOME TAXES

     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all its Puerto Rico subsidiaries are generally required to pay federal income tax only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 39%. For the third quarter and first nine months of 2004, the effective income tax rate of Doral Financial was 18%, compared to 20% for the third quarter of 2003 and 18% for the first nine months of 2003.

     The lower effective tax rates (compared to the maximum statutory rate) were primarily the result of the tax-exemption enjoyed by Doral Financial on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. Net income tax savings to Doral Financial attributable to tax-exempt income amounted to approximately $42.1 million and $55.6 million for the nine month periods ended September 30, 2004 and 2003, respectively.

     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the quarter ended September 30, 2004 the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $725,000, compared to an income tax benefit of approximately $135,000 for the third quarter of 2003. For the nine months ended September 30, 2004 and 2003, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $1.1 million and $2.1 million, respectively.

     On August 22, 2004, local legislation was enacted to provide a temporary reduction in the long-term capital gains tax rate. The law amends the Puerto Rico Internal Revenue Code of 1994, as amended, to reduce the long-term capital gains tax rates by fifty percent (50%) for transactions occurring from July 1, 2004 through June 30, 2005. As applicable to corporations and partnerships, the maximum long-term capital gain rate applicable to gains on sale of property located in Puerto Rico during this period has been reduced to 6.25% from 12.5%.

AMORTIZATION AND IMPAIRMENT OF SERVICING ASSETS AND VALUATION OF IOs

     As part of its mortgage sale activities, Doral Financial generally retains the right to service the mortgage loans it sells. Also, in connection with the sale of non-conforming mortgage loan pools and, to a lesser extent, the sale of FNMA and FHLMC securities, Doral Financial retains the right to receive any interest payments on such loans above the contractual pass-through rate payable to the investor and also retains its compensation for servicing the loans or mortgage-backed securities. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the acquisition cost of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The reported gain or loss is the difference between the cash proceeds from the sale of the security or mortgage pool and its allocated cost after allocating a portion of the cost to the retained interests.

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

     The determination of the fair values of MSRs and IOs at their initial recording and on an ongoing basis requires considerable management judgment. Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be determined with precision because they are not traded in active securities markets. For MSRs, Doral Financial determines their initial fair values on the basis of prices paid for comparable mortgage servicing rights. Doral Financial also receives on a quarterly basis a third party valuation of its MSRs related to its FNMA, FHLMC and GNMA servicing portfolio. During the first nine months of 2004 and 2003, the market prices used to recognize Doral Financial’s MSRs varied from 1.40% to 2.30% of the principal amount of the loans subject to the servicing rights, with servicing rights for GNMA (FHA/VA loans) mortgage-backed securities having higher values than comparable servicing rights for conventional loans. The unamortized balance of Doral Financial’s servicing asset as of September 30, 2004 and December 31, 2003 was $191.7 million and $167.5 million, respectively. For additional information regarding the unamortized balance of Doral Financial’s servicing assets and amortization for the quarters and nine months ended September 30, 2004 and 2003, please refer to Note l to the unaudited consolidated financial statements contained herein.

     To determine the fair value of its IOs, Doral Financial, on a quarterly basis, obtains dealer quotes for comparable instruments and compares these quotes with external and internal valuations based on discounted cash flow models that incorporate assumptions regarding discount rates and mortgage prepayment rates. Doral Financial generally uses the lowest valuation obtained from these methods. While Doral Financial has sold some IOs in private sales, currently there is no liquid market for the purchase and sale of IOs. The market multiple used by Doral Financial to value IOs ranged from 4.95 to 5.50 during the first nine months of 2004, compared to a range of 4.75 to 5.50 during the first nine months of 2003. As of September 30, 2004 and December 31, 2003, the carrying value of IOs was $862.6 million and $578.1 million, respectively. The initial recorded value of IOs is amortized over the expected life of the asset. The amortization is based on the amount and timing of estimated future cash flows to be received with respect to IOs. For additional information regarding the carrying value of Doral Financial’s IOs and amortization for the quarters and nine months ended September 30, 2004 and 2003, please refer to Note l to the unaudited consolidated financial statements contained herein.

     The value of Doral Financial’s MSRs and IOs is very sensitive to interest rate changes. Once recorded, Doral Financial periodically evaluates its MSRs for impairment. Impairment is defined generally as a reduction in current fair value below the carrying value. If the MSRs are impaired, the impairment is recognized in current period earnings. Doral Financial records impairment of MSRs through a valuation allowance. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of MSRs exceeds their fair value. If the value of MSRs subsequently increases, the valuation allowance is decreased through a credit to current period earnings. Other than temporary impairment is recognized as a direct write-down of the servicing assets. As of September 30, 2004, the impairment allowance for MSRs was $8.5 million. In the case of MSRs, Doral Financial stratifies the mortgage loans underlying a mortgage loan pool or mortgage-backed security on the basis of their predominant risk characteristics, which Doral Financial has determined to be type of loan (government-guaranteed, conventional, conforming and non-conforming) and interest rates. Doral Financial measures MSRs impairment by estimating the fair value of each stratum.

     MSRs are also subject to periodic amortization which is based on the amount and timing of estimated cash flows to be recovered with respect to the MSRs over their expected lives. To the extent changes in interest rates or prepayment rates warrant, Doral Financial will increase or decrease the level of amortization. Amortization of MSRs is recorded as a reduction of servicing income. For impairment and valuation purposes, Doral Financial continues to monitor changes in interest rates to determine whether the assumptions used to value its MSRs and IOs are still appropriate in light of market conditions. It also attempts to corroborate the values assigned to these assets through the use of internal valuation models that incorporate assumptions regarding the direction of interest rates and mortgage prepayment rates. The reasonableness of management’s assumptions is corroborated through valuations performed by independent third parties on a quarterly basis.

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

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties. Purchases of mortgage loans from third parties were $758.1 million and $2.1 billion for the quarter and nine months ended September 30, 2004, respectively, compared to $547.0 million and $1.5 billion for the quarter and nine months ended September 30, 2003, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

TABLE H
LOAN PRODUCTION

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in Thousands, Except for Average Initial
Loans)	2004	2003	2004	2003
FHA/VA mortgage loans
Number of loans	1,280	1,081	3,672	2,982
Volume of loans	$110,564	$99,636	$326,156	$275,586
Percent of total volume	6%	6%	6%	6%
Average initial loan balance	$86,378	$92,170	$88,822	$92,416
Conventional conforming mortgage loans
Number of loans	3,811	5,723	13,259	13,932
Volume of loans	$742,027	$836,679	$2,340,307	$2,090,074
Percent of total volume	37%	50%	41%	44%
Average initial loan balance	$194,707	$146,196	$176,507	$150,020
Conventional non - conforming mortgage loans(1)(2)
Number of loans	8,689	5,759	24,580	17,876
Volume of loans	$789,123	$512,491	$2,152,162	$1,681,700
Percent of total volume	40%	30%	37%	35%
Average initial loan balance	$90,819	$88,990	$87,557	$94,076
Other(3)
Number of loans	1,069	576	2,961	1,651
Volume of loans	$343,801	$232,193	$953,635	$700,173
Percent of total volume	17%	14%	16%	15%
Total loans
Number of loans	14,849	13,139	44,472	36,441
Volume of loans	$1,985,515	$1,680,999	$5,772,260	$4,747,533

(1)	Includes $37.4 million and $21.0 million in second mortgages for the quarters ended September 30, 2004 and 2003, respectively, and $118.4 million and $48.6 million in second mortgages for the nine month periods ended September 30, 2004 and 2003, respectively.

(2)	Includes $16.5 million and $48.5 million in home equity or personal loans secured by real estate mortgages of up to $40,000 for the quarters ended September 30, 2004 and 2003, respectively, and $42.6 million and $106.4 million for the nine month periods ended September 30, 2004 and 2003, respectively.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the nine month periods ended September 30, 2004 and 2003, refinance loans represented approximately 57% and 64%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings and because interest cost on mortgage loans is tax deductible for borrowers. Also, consumers tend to prefer long-term mortgage loan rates that are generally well below rates on consumer debt.

     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:

TABLE I
LOAN ORIGINATION SOURCES

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2004			2003
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	48%	—	48%	53%	—	53%
Wholesale(1)	7%	30%	37%	8%	23%	31%
New Housing Developments	9%	1%	10%	11%	—	11%
Multi-family	—	—	—	—	2%	2%
Other(2)	4%	1%	5%	2%	1%	3%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders. U.S. wholesale purchases normally do not include the related servicing right.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

MORTGAGE LOAN SERVICING

     Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing- released basis as well as servicing rights in bulk. During the third quarters of 2004 and 2003, Doral Financial purchased servicing rights to approximately $56.6 million and $116.3 million, respectively, in principal amount of mortgage loans. For the nine month periods ended September 30, 2004 and 2003, the Company purchased servicing rights to approximately $212.7 million and $527.2 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans on a servicing-released basis but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

TABLE J
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans Prepaid)

	AS OF SEPTEMBER 30,
	2004	2003
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,543,442	$2,805,134
FHLMC/FNMA	3,528,447	3,383,533
Doral Financial grantor trusts	28,856	39,796
Other conventional mortgage loans(1)(2)	7,773,044	6,100,443

Total servicing portfolio	$13,873,789	$12,328,906

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	159,521	147,999
Weighted- average interest rate	6.83%	7.11%
Weighted- average remaining maturity (months)	259	257
Weighted- average gross servicing fee rate	.3153%	.3197%
Average servicing portfolio	$13,371,538	$11,886,186
Principal prepayments	$1,730,260	$1,851,879
Prepayments to average portfolio (annualized)	17%	21%
Average size of loans prepaid	$87,555	$92,106
Servicing assets, net	$191,713	$165,720
DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.27%	1.14%
90 days or more past due	1.73%	2.17%

Total delinquencies excluding foreclosures	3.00%	3.31%

Foreclosures pending	1.70%	1.70%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$12,690,244	$11,241,523
Add:
Loans funded and purchased(3)	2,997,856	2,774,569
Bulk servicing acquired	212,719	527,176
Less:
Servicing sales transferred	2,652	2,450
Run-off(4)	2,024,378	2,211,912

Ending servicing portfolio	$13,873,789	$12,328,906

(1)	Includes $2.5 billion and $2.4 billion of loans owned by Doral Financial at September 30, 2004 and 2003, respectively, which represented 18%and 19% of the total servicing portfolio as of such dates for which no servicing rights has been recognized.

(2)	Includes portfolios of $330.0 million and $240.3 million at September 30, 2004 and 2003, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $2.7 billion and $2.0 billion of conventional, commercial, consumer, construction and other loans not included in Doral Financial’s mortgage servicing-portfolio as of September 30, 2004 and 2003, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2004 and 2003, approximately 1% and 2%, respectively, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.7 billion and $1.9 billion for the nine months ended September 30, 2004 and 2003. This represents approximately 17% and 21%, respectively, on an annualized basis of the average principal amount of mortgage loans serviced. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, all accrued but unpaid interest to date is fully reserved. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable, because these loans are adequately secured by real estate, generally have low loan-to-value ratios, and the amounts due on the loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point a reserve for all unpaid interest previously accrued is established. For such banking subsidiaries, interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of September 30, 2004 and 2003, Doral Financial would have recognized $3.5 million and $7.5 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of September 30, 2004 and December 31, 2003 amounted to approximately $33.4 million and $23.7 million, respectively. At September 30, 2004 and December 31, 2003 an impairment allowance of $8.9 million and $2.4 million, respectively, was allocated to such impaired loans.

     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE K
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Mortgage banking business:
Non-accrual loans:
Construction loans	$1,864	$2,901
Residential mortgage loans	3,718	20,818
Construction loans past due 90 days and still accruing	128	—
Loans held-for-sale past due 90 days and still accruing(1)(2)	22,744	62,270
OREO	18,831	18,176

Total NPAs of mortgage banking business	47,285	104,165

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	14,054	1,503
Residential mortgage loans	7,892	11,664
Commercial real estate	5,855	5,166
Consumer loans	1,341	1,681
Commercial non-real estate loans	255	586

Total non-accrual loans	29,397	20,600
Commercial real estate loans past due 90 days and still accruing	3,450	—
OREO	1,456	1,077

Total NPAs of banking subsidiaries	34,303	21,677

Total NPAs of Doral Financial (consolidated) (3)	$81,588	$125,842

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.21%	0.76%
Total NPAs of Doral Financial as a percentage of consolidated total assets	0.55%	1.21%
Total non-performing loans to total loans	1.86%	3.13%
Ratio of allowance for loan losses to total non-performing loans at end of period (consolidated)	46.61%	26.47%

(1)	Includes loans held-for-sale past due 90-180 days and loans held for sale past due over 180 days with a current loan-to-value ratio over 90%.

(2)	Does not include approximately $10.0 million and $10.4 million of 90 days past due FHA/VA loans as of September 30, 2004 and December 31, 2003, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

(3)	Does not include approximately $67.0 million of delinquent residential mortgage loans sold by Doral Financial to a third party during the third quarter of 2004. Doral Financial is required to continue to advance all scheduled payments of principal and interest on such loans.

     The following table summarizes certain information regarding Doral Financial’s allowance for loan losses and losses on OREO, for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE L
ALLOWANCE FOR LOAN LOSSES AND
OREO

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)	2004	2003	2004	2003
OREO:
Balance at beginning of period	$3,660	$2,050	$3,375	$2,772
Provision for losses	549	1,536	958	2,218
Net (losses), gains, charge-offs and others	(1,046)	199	(1,170)	(1,205)

Balance at end of period	$3,163	$3,785	$3,163	$3,785

Allowance for Loan Losses:
Balance at beginning of period	$29,688	$25,256	$28,211	$18,243
Provision for loan losses	325	2,913	4,498	11,309

Charge — offs:
Mortgage loans held-for-sale	(110)	(17)	(386)	(37)
Construction loans	(549)	—	(831)	—
Residential mortgage loans	—	(13)	(20)	(13)
Commercial real estate loans	—	—	—	—
Consumer loans	(536)	(743)	(1,847)	(2,270)
Commercial non-real estate loans	(122)	(72)	(440)	(165)
Other	—	—	—	—

Total charge-offs	(1,317)	(845)	(3,524)	(2,485)

Recoveries:
Mortgage loans held-for-sale	73	—	81	—
Construction loans	50	—	50	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	—	—	—	—
Consumer loans	56	58	165	163
Commercial non-real estate loans	2	2	43	8
Other	—	—	—	—

Total recoveries	181	60	339	171

Net charge-offs	(1,136)	(785)	(3,185)	(2,314)

Other adjustments	(302)	—	(949)	146

Balance at end of period(1)	$28,575	$27,384	$28,575	$27,384

Allowance for loan losses as a percentage of total loans outstanding at the end of period	0.87%	0.84%	0.87%	0.84%
Net charge-offs to average loans outstanding	0.03%	0.02%	0.09%	0.07%

(1)	Includes the allowance of mortgage loans held-for-sale of $6.5 million for 2004 and $9.3 million for 2003, and the allowance for receivable held for investment of $22.1 million for 2004 and $18.1 million for 2003. During the third quarter of 2004, $3.1 million of the allowance for loan losses previously allocated to mortgage loans held-for-sale was allocated to loans held for investment.

     The allowance for loan losses relating to loans held by Doral Financial was $28.6 million at September 30, 2004, compared to $27.4 million as of September 30, 2003. During the third quarter of 2004 the Company determined, based on an analysis of the credit quality and composition of its loan portfolio, that a smaller provision was required to maintain its level of loan loss reserves at an appropriate level.

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

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the nine month period ended September 30, 2004, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $28.6 million, compared to $23.8 million for the same period during 2003. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, as under most servicing requirements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2004 and December 31, 2003, the outstanding principal balance of such delinquent loans was $330.0 million and $261.4 million, respectively, and the aggregate monthly amounts of funds advanced by Doral Financial was $23.4 million and $14.6 million, respectively. During the first nine months of 2004, the Company sold approximately $23.6 million of residential FHA insured or VA guaranteed delinquent loans and $67.0 million of conventional residential delinquent mortgage loans to third parties. During the first nine months of 2003, the Company sold approximately $107.1 million of residential FHA insured or VA guaranteed delinquent loans.

     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent Doral Financial breaches any of these warranties, investors are generally entitled to obligate Doral Financial to repurchase the loan subject of the breach.

     In addition to its servicing and warranty obligations, Doral Financial’s loan sale activities include the sale of non-conforming mortgage loans subject to recourse arrangements that generally obligate Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. See “Off-Balance Sheet Activities” for additional information on these arrangements.

     Doral Financial’s primary sources of liquidity are loan sales in the secondary mortgage market, deposits, advances from the FHLB-NY, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and unsecured debt obligations. Other sources of liquidity include proceeds from privately-placed and publicly offered debt and equity financings in the capital markets.

     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of September 30, 2004 and December 31, 2003:

TABLE M
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF SEPTEMBER 30, 2004		AS OF DECEMBER 31, 2003
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$3,420,813	2.36%	$2,971,272	2.38%
Repurchase Agreements	5,898,550	2.66%	3,602,942	2.46%
Advances from FHLB	1,294,500	3.88%	1,206,500	3.89%
Loans Payable	177,204	2.81%	178,334	2.12%
Notes Payable	1,106,367	4.04%	602,581	7.76%

     Doral Financial had warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $13.8 billion as of September 30, 2004, of which $7.4 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $3.9 billion represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Doral Financial’s committed lines of credit generally require Doral Financial to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making any further advances to Doral Financial. As of September 30, 2004, Doral Financial was in compliance with all such financial covenants and ratios.

     Doral Financial has taken steps to lock in a portion of its borrowing costs at current low levels to help ensure a profitable interest rate spread. As of September 30, 2004, Doral Financial’s internal rate models reflect that an increase in rates of up to 200 basis points would have a positive impact on its net interest income.

     Doral Financial’s investment grade credit ratings on its debt securities have allowed it to obtain liquidity in the capital markets through public and private offerings of its debt securities. For example, on July 20, 2004, Doral Financial sold $350.0 million of its Floating Rate Senior Notes due July 20, 2007. On September 1, 2004 and September 20, 2004, Doral Financial sold an additional $125.0 million and $150.0 million, respectively, of its Floating Rate Senior Notes due July 20, 2007. The $625.0 million aggregate principal amount of floating rate senior notes, issued during the third quarter of 2004, were sold at an average price to the public of 100.099% of the principal amount thereof, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $624.4 million.

     If Doral Financial’s credit ratings on its debt securities were to fall below investment grade, Doral Financial’s ability to obtain liquidity through the capital markets would be materially adversely affected. A decrease in Doral Financial’s credit ratings could also make it more difficult for it to sell non-conforming loans subject to recourse provisions since the purchasers of loans subject to recourse provisions rely in part on the credit of Doral Financial when purchasing such loans. A decrease in recourse sales could adversely affect the liquidity of Doral Financial because the secondary market for non-conforming loans is not as liquid as the secondary market for loans that qualify for the sale or guarantee programs of FHA, VA, FNMA and FHLMC. A decrease in Doral Financial’s credit ratings could also adversely affect its liquidity because lending institutions may be less inclined to renew or enter into new lending arrangements with Doral Financial. A ratings downgrade would also adversely affect liquidity because counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such agreements.

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

     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of September 30, 2004, Doral Financial’s banking subsidiaries held approximately $3.4 billion in deposits at a weighted-average interest rate of 2.36%.

     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE N
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	NINE MONTH PERIOD
	ENDED		YEAR ENDED
	SEPTEMBER 30, 2004		DECEMBER 31, 2003
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$1,796,007	3.12%	$1,535,835	3.12%
Regular passbook savings	401,931	2.25%	268,990	2.51%
NOW accounts	617,153	2.12%	497,277	2.19%
Non-interest bearing	357,201	—	349,531	—

Total deposits	$3,172,292	2.46%	$2,651,633	2.83%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2004.

TABLE O
CERTIFICATES OF DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT
Certificates of deposit maturities
Three months or less	$229,274
Over three through six months	192,716
Over six through twelve months	138,449
Over twelve months	1,071,161

Total	$1,631,600

     As of September 30, 2004 and December 31, 2003, Doral Financial’s retail banking subsidiaries had approximately $1.3 billion and $985.3 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

     As of September 30, 2004, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2004, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE P
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	20.0%	20.9%	22.9%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	19.6%	20.1%	22.6%
Leverage Ratio(1)	13.1%	6.2%	8.9%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.

     As of September 30, 2004, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.

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

     Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of September 30, 2004, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $3.1 billion.

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

     Doral Financial’s strong capital base should allow it to continue to increase its interest-earning assets during 2004 and continue to grow its net interest income. Doral Financial expects that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations. Doral Financial will continue to explore alternative and supplementary methods of financing its operations, including both debt and equity financing. There can be no assurance, however, that Doral Financial will be successful in consummating any such transactions.

ASSETS AND LIABILITIES

     At September 30, 2004, Doral Financial’s total assets were $14.9 billion compared to $10.4 billion at December 31, 2003. The increase in assets was due primarily to an increase in the investment securities portfolio of $2.7 billion, resulting from Doral Financial’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities and the restructuring of its investment portfolio by selling lower yielding instruments and replacing them with higher yielding instruments. The increase in assets also reflects an increase in cash and money market investments of $1.2 billion, resulting from a higher volume of liquid assets accumulated by the Company in anticipation of rising interest rates, and an increase of $706.6 million in accounts receivable from investment sales. Total liabilities were $13.0 billion at September 30, 2004, compared to $8.8 billion at December 31, 2003. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts and notes payable used to fund Doral Financial’s increase in assets. Also, accounts payable from investment purchases increased by $877.7 million to $879.9 million as of September 30, 2004 from $2.2 million as of December 31, 2003. At September 30, 2004, deposit accounts totaled $3.4 billion, compared to $3.0 billion at December 31, 2003. As of September 30, 2004, Doral Financial’s banking subsidiaries had $11.7 billion in assets, including assets of Doral International an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $7.2 billion at December 31, 2003.

OFF-BALANCE SHEET ACTIVITIES

     In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) are often sold to investors on a partial or full recourse basis pursuant to which Doral Financial retains part or all of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally 24 months) or a percentage up to a 15% of the principal amount of the loans sold. As of September 30, 2004, the outstanding principal balance of loans sold subject to full recourse or partial recourse was $3.1 billion. As of such date, the maximum principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $2.5 billion. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements, except for a reserve of $5.7 million for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.” During the first nine months of 2004, Doral Financial repurchased approximately $71.4 million of loans subject to recourse. Historically, losses on recourse obligations have not been significant. As of September 30, 2004, approximately $144.7 million or 5% of the principal amount of loans sold with recourse were 60 days or more past due.

     From time to time, the Company also sells delinquent loans on a recourse basis pursuant to which the Company is required to advance regularly scheduled payments of principal and interest whether or not received. As of September 30, 2004, the balance of delinquent loans sold in this manner amounted to $330.0 million, of which $262.3 million, consisted of FHA/VA loans.

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

     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At September 30, 2004, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $569.9 million and $4.2 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $3.4 billion. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Demand for the Company’s mortgage loans has increased to record levels with some forward sale commitments extending to 2006. Commitments to sell non-conforming loans generally bear variable pass-through rates that approximate fair value and generally no gain or loss is recognized on these commitments.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2004.

TABLE Q
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$3,420,813	$2,282,589	$793,466	$343,826	$932
Repurchase and warehousing lines of credit(1)	6,075,754	5,510,954	120,000	444,800	—
Advances from FHLB(1)	1,294,500	547,500	630,000	117,000	—
Notes Payable	1,106,367	15,334	835,034	1,715	254,284
Other liabilities and obligations	1,157,451	1,063,746	31,500	31,500	30,705
Non-cancellable Operating Leases	58,848	6,393	11,691	10,462	30,302

Total Contractual Cash Obligations	$13,113,733	$9,426,516	$2,421,691	$949,303	$316,223

(1)	Includes $1.5 billion of repurchase agreements with an average rate of 4.77% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50% for which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from March 2005 to February 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

TABLE R
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
OTHER COMMERCIAL	AMOUNT	LESS THAN			AFTER 5
COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	YEARS
Commitments to extend credit	$569,853	$285,287	$284,461	$98	$7
Commitments to sell mortgage-backed securities and loans	3,433,998	1,233,998	2,200,000	—	—
Commercial and financial standby letters of credit	4,239	4,239	—	—	—
Standby repurchase (recourse) obligations	2,452,677	365,568	1,562,792	—	524,317

Total	$6,460,767	$1,889,092	$4,047,253	$98	$524,324

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

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

     In the future, Doral Financial may continue to use alternative hedging techniques including futures, options, interest rate swap agreements or other hedge instruments to help mitigate interest rate and market risk. However, there can be no assurance that any of the above hedging techniques will be successful. To the extent they are not successful, Doral Financial’s profitability may be adversely affected. For additional information on the use of derivatives to manage interest rate risk, see “Derivatives” below.

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

     The following table shows Doral Financial’s net interest income sensitivity profile as of September 30, 2004, and December 31, 2003:

TABLE S
INTEREST RATE SENSITIVITY
AS OF SEPTEMBER 30, 2004

PERCENTAGE CHANGE
CHANGE IN INTEREST RATES	IN 12-MONTH
(BASIS POINTS)	NET INTEREST INCOME
+200	4.8%
+100	2.6%
-100	(6.4%)
-200	(9.7%)

INTEREST RATE SENSITIVITY
AS OF DECEMBER 31, 2003

PERCENTAGE CHANGE
CHANGE IN INTEREST RATES	IN 12-MONTH
(BASIS POINTS)	NET INTEREST INCOME
+200	8.5%
+100	5.3%
-100	(7.2%)
-200	(10.6%)

     Given a linear 100 and 200 basis point increase in the yield curve used in the simulation model, it is estimated net interest income for Doral Financial would increase by 2.6% and 4.8% over one year. The model assumes that the portfolio of loans held for sale and trading securities reprice at least twice a year, as such assets are sold and replaced with new assets at current market rates. A 200 basis point linear decrease in interest rates would reduce net interest income by 9.7% over one year. All these estimated changes in net interest income are within the policy guidelines established by Doral Financial’s Board of Directors. In addition to the sales assumptions mentioned above, the model does not assume a full 100 or 200 basis point decrease in rates for short-term assets and liabilities, principally due to the historical low level of short-term interest rates. In such cases, the yield curve was assigned a minimum (floor) value. Also, in both upward and downward rate scenarios, the increase or decrease in rates was modeled over a specific time period (3-6 months) rather than an instantaneous shock in rates, in order to reflect what has been the historical trend of changes in market rates.

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

     The Company has purchased various interest rate collars, intended to protect the Company against significant increases in interest rates. The following table summarizes the Company’s interest rate collars outstanding at September 30, 2004.

TABLE T
INTEREST RATE COLLARS
(DOLLARS IN THOUSANDS)

	MATURITY	ENTITLED PAYMENT	PREMIUM
NOTIONAL AMOUNT	DATE	CONDITIONS	PAID	FAIR VALUE
		Excess 3-month LIBOR and
$200,000	June 2006	5.0%	$4,865	$74
		Excess 3-month LIBOR and
		5.5% provided that 3-month
$400,000	March 2007	LIBOR is less than 8.5%	$5,760	$420
		Excess 3-month LIBOR and
		5.5% provided that 3-month
$600,000	September 2007	LIBOR is less than 8.5%	$5,570	$1,193
		Excess 3-month LIBOR and
		5.5% provided that 3-month
$100,000	February 2008	LIBOR is less than 8.0%	$955	$395
		Excess 3-month LIBOR and
		5.0% provided that 3-month
$100,000	April 2008	LIBOR is less than 8.0%	$1,000	$447
		Excess 3-month LIBOR and
		8.0% provided that 3-month
$200,000	April 2008	LIBOR is less than 10.0%	$353	$82
		Excess 3-month LIBOR and
		5.0% provided that 3-month
$300,000	July 2008	LIBOR is less than 8.0%	$2,715	$1,645

     From time to time, Doral Bank PR enters into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Bank PR to interest rate risk. At September 30, 2004, Doral Bank PR had two interest rate swaps agreements outstanding (each with a notional amount of $100.0 million) that are intended to protect Doral Bank PR from the repricing of its short-term liabilities during a rising interest rate environment. These agreements end on September 11, 2007 and September 12, 2007, respectively. The interest rate to be received on these swaps agreements is 100% of the three-month LIBOR rate. The rate being received by Doral Bank PR on each of these swap agreements was 1.87% as of September 30, 2004. The fixed interest rate payable by Doral Bank PR under these agreements was 3.6875% and 3.655%, respectively, as of September 30, 2004. At September 30, 2004, the agreements had an aggregate negative fair value of approximately $2.3 million which is recorded as a liability in Doral Financial’s unaudited consolidated financial statements.

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a marked-to-market basis with gains or losses charged to current operations as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements, with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge). Certain hedging activities related to certain available for sale securities are accounted for as a fair value hedge. In a qualifying fair value hedge, both the changes in fair value of the hedged item (in this case available for sale securities) and changes in fair value of the derivative are included in trading activities in the statement of income. As a result, any hedge ineffectiveness is reflected immediately in earnings. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring effectiveness. During the first nine months ended September 30, 2004, the Company recognized pre-tax losses of $7.0 million that represents the ineffective portion of the fair value hedges of its available for sale securities. Derivatives hedging the fair value of certain available for sale securities expired during the third quarter of 2004 and the Company decided to discontinued the fair value hedge for such securities. As a result of the fair value hedge discontinuance, the cumulative marked to market valuation of approximately $27.2 million at September 30, 2004 of the hedged available for sale securities, from the inception date of the fair value hedge to its discontinuance date, is being amortized as a yield adjustment over the remaining life of the securities (approximately $248,000 on a monthly basis over the next 9.5 years).

     Fair values of derivatives such as interest rate future contracts or options are determined by reference to market prices. Fair values of derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of assets and liabilities related to these derivatives totaled $10.1 billion and $2.3 billion, respectively, as of September 30, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

     The table below summarizes the fair values of Doral Financial’s derivatives, as well as the source of the fair values.

TABLE U
FAIR VALUE RECONCILIATION
(IN THOUSANDS)

NINE MONTH
PERIOD ENDED
SEPTEMBER 30, 2004
Fair value of contracts outstanding at the beginning of the period	$5,573
Contracts realized or otherwise settled during the period	(121,907)
Fair value of new contracts entered into during the period	116,239
Other changes in fair values	(3,504)

Fair value of contracts outstanding at the end of the period	$(3,599)

TABLE V
SOURCE OF FAIR VALUE
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
	MATURITY			MATURITY	TOTAL
AS OF SEPTEMBER 30, 2004	LESS THAN	MATURITY	MATURITY	IN EXCESS	FAIR
SOURCE OF FAIR VALUE	1 YEAR	1-3 YEARS	3-5 YEARS	OF 5 YEARS	VALUE
Prices actively quoted	$1,975	$(7,975)	$(38)	$—	$(6,038)
Prices provided by other external sources	436	(566)	2,569	—	2,439

	$2,411	$(8,541)	$2,531	$—	$(3,599)

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

     Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Doral Financial’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 - OTHER INFORMATION

     Declaration of Cash Dividend. On October 13, 2004, the Board of Directors of Doral Financial voted to increase the regular quarterly cash dividend on the common stock from $0.15 to $0.18 per share, an increase of 20%. The dividend is payable on December 3, 2004, to shareholders of record on November 12, 2004.

     On September 1, 2004, Doral Financial closed the sale of an additional $125,000,000 of its Floating Rate Senior Notes due July 20, 2007. The notes were sold at a price to the public of 100.2153%, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $125,023,000.

     On September 20, 2004, Doral Financial closed the sale of an additional $150,000,000 of its Floating Rate Senior Notes due July 20, 2007. The notes were sold at a price to the public of 100.2343%, resulting in proceeds to Doral Financial, after selling commissions but before expenses of approximately $150,103,050.

ITEM 6 - EXHIBITS

     (a) Exhibits

1.1	-	Underwriting Agreement, dated as of August 27, 2004, between Doral Financial Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated September 1, 2004).

1.2	-	Underwriting Agreement, dated as of September 15, 2004, between Doral Financial Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K dated September 20, 2004).

4.1	-	Floating Rate Senior Note due July 20, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 1, 2004).

12.1	-	Computation of Ratio of Earnings to Fixed Charges.

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

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

DORAL FINANCIAL CORPORATION
(Registrant)

/s/ Salomón Levis
Date: November 9, 2004
Salomón Levis
Chairman of the Board
and Chief Executive Officer

/s/ Ricardo Meléndez
Date: November 9, 2004
Ricardo Meléndez
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
1.1	-	Underwriting Agreement, dated as of August 27, 2004, between Doral Financial Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K dated September 1, 2004).

1.2	-	Underwriting Agreement, dated as of September 15, 2004, between Doral Financial Corporation and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K dated September 20, 2004).

4.1	-	Floating Rate Senior Note due July 20, 2007 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 1, 2004).

12.1	-	Computation of Ratio of Earnings to Fixed Charges.

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.