Form 10-K
period 2004-12-31
DORAL FINANCIAL CORP
filed 2005-03-15
CIK 840889

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17224

Doral Financial Corporation

(Exact name of registrant as specified in its charter)

Puerto Rico (State or other jurisdiction of incorporation or organization)	66-0312162 (I.R.S. employer identification no.)

1451 Franklin D. Roosevelt Avenue San Juan, Puerto Rico (Address of principal executive offices)	00920-2717 (Zip Code)

Registrant’s telephone number, including area code: (787) 474-6700.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value.	New York Stock Exchange

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

$3,096,093,860, approximately, based on the last sale price of $34.50 per share on the New York Stock Exchange on June 30, 2004. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock: 107,921,799 shares as of March 9, 2005.	(continued)

DOCUMENTS INCORPORATED BY REFERENCE

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Stock Prices and Dividend Policy” in Doral Financial’s Annual Report to Shareholders for the year ended December 31, 2004 (the “Annual Report to Shareholders”).

Item 6	Selected Financial Data.	Information in response to this Item is incorporated by reference to the section entitled “Selected Financial Data” in Doral Financial’s Annual Report to Shareholders.
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information in response to this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Doral Financial’s Annual Report to Shareholders.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk.

Information in response to this Item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” in Doral Financial’s Annual Report to Shareholders.

Item 8	Financial Statements and Supplementary Data.

The financial statements and other information in response to this Item are incorporated by reference to Doral Financial’s consolidated financial statements included in Doral Financial’s Annual Report to Shareholders.

PART III
Item 10	Directors and Executive Officers of the Registrant.

Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Election of Directors and Related Matters” in Doral Financial’s definitive Proxy Statement for use in connection with its 2005 Annual Meeting of stockholders (the “Proxy Statement”).

Item 11	Executive Compensation.	Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Executive Compensation” in Doral Financial’s Proxy Statement.
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Security Ownership of Management and Principal Holders” in Doral Financial’s Proxy Statement.

Item 13	Certain Relationships and Related Transactions.

Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Election of Directors and Related Matters-Certain Relationships and Related Transactions” in Doral Financial’s Proxy Statement.

Item 14	Principal Accountant Fees and Services

Information in response to this Item is incorporated into this Annual Report on Form 10-K by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in Doral Financial’s Proxy Statement.

DORAL FINANCIAL CORPORATION

2004 ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

GENERAL

Doral Financial Corporation (“Doral Financial” or the “Company”) is a diversified financial services company engaged in mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Doral Financial’s activities are principally conducted in Puerto Rico and in the New York City metropolitan area. As of December 31, 2004, Doral Financial had consolidated assets of approximately $15.1 billion and consolidated stockholders’ equity of approximately $2.0 billion.

Doral Financial’s principal strategy is to further develop its core mortgage banking business while continuing to expand into other financial services such as branch banking, institutional securities services and insurance agency services that have natural synergies with its mortgage related businesses. Doral Financial seeks to leverage its reputation as the leading mortgage banker and the fourth largest commercial bank in Puerto Rico, as well as its base of over 400,000 clients, to cross-sell other financial services. Doral Financial also intends to continue to explore opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic or minority populations. Doral Bank, FSB, a federal savings bank, currently operates six branches in the New York City metropolitan area.

Doral Financial seeks to increase its volume of loan originations by emphasizing quality customer service and by maintaining the most extensive branch office system of any mortgage banking institution in Puerto Rico. Doral Financial strives to increase its servicing portfolio primarily through internal loan originations and supplements these originations with purchases of loans on a servicing-released basis and mortgage servicing rights from third parties. Doral Financial generally through its international banking entity subsidiary also purchases U.S. conforming loans without the related servicing rights which it generally securitizes and sells into the market.

Doral Financial seeks to maximize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt mortgage-backed securities backed by Puerto Rico mortgages and guaranteed by the Government National Mortgage Association, or GNMA securities, for longer periods prior to sale than most U.S. mortgage banking companies. This strategy reduces Doral Financial’s overall effective tax rate. Doral Financial’s banking subsidiaries also seek to increase net interest income by funding and holding for investment loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations. Doral Financial also operates a Puerto Rico international banking entity subsidiary that invests in assets that generate interest and investment income that is generally not subject to income taxation for Puerto Rico or U.S. income tax purposes.

Doral Bank, Doral Financial’s Puerto Rico banking subsidiary (“Doral Bank PR”), has opened 18 branches in the past five years. As of December 31, 2004, Doral Bank PR operated 40 branches in Puerto Rico, concentrated in the greater San Juan metropolitan area and the Island’s northeast region. Many of the recently opened branches are larger in size than typical Doral Bank PR branches and are referred to as Doral Financial Centers. Doral Bank PR subleases space in these centers to affiliates thereby allowing clients to obtain bank loan and deposit products from Doral Bank PR, residential mortgage loans from one of Doral Financial’s mortgage banking units, insurance products through Doral Insurance Agency, Inc., and securities services through representatives of UBS Financial Services Incorporated of Puerto Rico located at the branch under an agreement with Doral Bank PR.

Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico. Doral Financial’s principal executive offices are located at 1451 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico, and its telephone number is (787) 474-6700.

Mortgage Banking Business

Doral Financial conducts its mortgage banking activities in Puerto Rico through its four mortgage banking units – HF Mortgage Bankers, an operating division at the parent company level, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Mortgage Corporation. On the United States mainland, Doral Financial conducts its mortgage banking activities through its subsidiary, Doral Money, Inc. Doral Financial operates 58 mortgage banking offices in Puerto Rico and one office on the United States mainland.

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

Doral Financial makes available a variety of mortgage loan products that are designed to meet consumer needs and competitive conditions. Doral Financial has traditionally emphasized 15 to 30 year first mortgage loans secured by single family residences. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by the FHA, VA or RHS and those that are not. The latter type of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not are referred to as non-conforming loans.

Doral Financial’s current principal mortgage loan products are summarized below:

FHA and VA loans. These are 15 to 30 year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2004, the maximum loan amount for a VA loan was $240,000 and for FHA loans the maximum ranged from $172,632 to $247,000, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $390,000 for a four-family dwelling.

RHS loans. These are 30 year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 2004, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.

Conforming conventional loans. These are loans that satisfy the underwriting criteria for standard sale or exchange programs of FNMA or FHLMC. As of December 31, 2004, the maximum loan amount for conforming conventional loans was $359,650 for a one-family dwelling.

Non-conforming loans. These are conventional mortgage loans that do not qualify for sale or exchange under the standard programs of FNMA or FHLMC. The principal deviations that do not permit non-conforming loans to qualify for such programs are more flexible requirements for income verification or credit history, and loan amounts in excess of those permitted by FNMA or FHLMC. Doral Financial uses its own credit system to evaluate these loans and generally requires lower loan-to-value ratios and higher borrower equity.

Second mortgage loans. Doral Financial has traditionally offered loans secured by second mortgage liens on single family residences as part of its non-conforming loan products.

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

Mortgage Origination Channels

Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio primarily by originations through its retail branch network. Doral Financial supplements retail originations with wholesale originations that encompass purchases of loans on a servicing-released basis from third parties and referrals from mortgage brokers. Doral Financial, generally through its international banking entity subsidiary, also purchases U.S. conforming loans without the associated servicing rights which are generally securitized into FNMA or FHLMC securities and sold in the market. In Puerto Rico, Doral Financial maintains specialized units for the origination of construction loans and loans to finance purchases of residences in new housing developments. The principal origination channels of Doral Financial’s mortgage banking units are summarized below.

Retail branch network. Doral Financial operates 58 mortgage banking offices in Puerto Rico and one branch office in the United States. Customers are sought through aggressive advertising campaigns in local newspapers, as well as direct mail and telemarketing campaigns. Doral Financial emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers.

Wholesale activities. Doral Financial purchases conforming mortgage loans on a wholesale basis from U.S. financial institutions without the related servicing rights which are generally securitized into FNMA or FHLMC securities and sold into the market. Doral Financial also purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of nonconforming mortgage loans and to a lesser extent FHA and VA loans for securitization into GNMA securities and resale to institutional investors. For the years ended December 31, 2004 and 2003 total loan purchases amounted to approximately $2.9 billion and $2.1 billion, respectively, of which $2.5 billion and $1.7 billion consisted of U.S. conforming loans.

New housing unit. In Puerto Rico, Doral Financial maintains a separate unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the purchase of homes in newly developed housing projects. Doral Financial originated approximately $539 million of mortgage loans to finance the purchase of homes within new housing projects during the year ended December 31, 2004, compared to $519 million for the year ended December 31, 2003.

New York multi-family and commercial real estate lending subsidiary. During 1998, Doral Financial established Doral Money, Inc., a lending subsidiary in the New York City metropolitan area, that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties, including bridge loans and loans to finance the rehabilitation of multi-family residential buildings.

During the years ended December 31, 2004 and 2003, this subsidiary originated approximately $42 million and $45 million, respectively, of mortgage loans, consisting principally of this type of mortgage product.

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

Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, Doral Financial’s servicing agreements are terminable by the investors for cause. There has been no termination of servicing rights by any mortgage loan owner because of the failure by Doral Financial to service loans in accordance with its contractual obligations.

Doral Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Financial may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table J in the “Management’s Discussion and Analysis of Financial Condition and Results of

“Operations” section incorporated by reference in this report for detailed information on the composition and movement of Doral Financial’s mortgage loan servicing portfolio.

The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Doral Financial often sells non-conforming loans on a recourse or partial recourse basis. For additional information regarding recourse obligations, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance-Sheet Activities.”

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

Sale of Loans and Securitization Activities

Residential Mortgage Loans. Doral Financial customarily sells or securitizes most of the residential mortgage loans that it originates and purchases, except for certain residential loans held at its banking subsidiaries. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more (generally $2.5 million for serial notes) for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2004 and 2003, Doral Financial issued approximately $411 million and $375 million, respectively, in GNMA-guaranteed mortgage-backed securities.

Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2004 and 2003, Doral Financial securitized approximately $2.8 billion and $2.3 billion, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2004 and 2003, Doral Financial sold approximately $425.3 million and $593.0 million, respectively, of loans through the FNMA and FHLMC cash window program.

Mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) are generally sold in bulk to local financial institutions or to FNMA or FHLMC in negotiated transactions. Doral Financial’s bulk sales generally operate very similar to securitization transactions because when Doral Financial sells a pool of loans to an investor it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool being purchased. Any amounts received on the mortgages above the pass-through rate are retained by Doral Financial. The pass-through rate paid to the investors may be a fixed rate or more often a variable rate generally based on a spread over the three-month London Interbank Offered Rate (“Libor”). The present value of the future cash flow retained by Doral Financial above standard servicing fees for FNMA or FHLMC are recognized on Doral Financial’s financial statements as interest-only strips (“IOs”). The fair values assigned to the IOs and the mortgage servicing rights reduce the carrying amount of the loan sold. The gain realized on the sale of the loan is determined by the difference of the sales price for the loan over the carrying amount. See “Management’s Discussion Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” incorporated herein by reference for a more detailed discussion of the impact of IOs on Doral Financial’s Consolidated Financial Statements. Currently, a liquid secondary market for IOs does not exist in Puerto Rico. Doral Financial, however, in the past has been able to periodically sell IOs to financial institutions in private transactions.

The relative emphasis on the origination of FHLMC and FNMA conforming loans versus FHA, RHS and VA loans and non-conforming loans depends on market conditions, including the needs of borrowers, the relative pricing and return on sales of the different types of mortgage loans and the maximum amounts for the various types of loans.

Doral Financial generally sells non-conforming loans on a full or limited recourse basis. As of December 31, 2004 and 2003, Doral Financial was servicing mortgage loans with an aggregate principal amount of $3.9 billion and $2.4 billion, respectively, on a full or limited recourse basis. As of December 31, 2004 and 2003, Doral Financial’s maximum aggregate recourse obligation relating to its mortgage servicing portfolio was approximately $3.3 billion and $1.9 billion, respectively. As of December 31, 2004, Doral Financial maintained a reserve of $10.8 million to absorb potential losses from such recourse arrangements. For the year ended December 31, 2004, Doral Financial recognized net credit losses of approximately $1.5 million on loans it was required to purchase pursuant to recourse arrangements.

Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment

In general, the Puerto Rico market for mortgage-backed securities is an extension of the United States market with respect to pricing, rating of investment instruments, and other matters. However, Doral Financial has benefited historically from certain tax incentives provided to Puerto Rico residents to invest in FHA and VA loans and GNMA securities backed by such loans.

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

Banking Activities

Doral Financial is engaged in commercial banking activities in Puerto Rico through its subsidiary, Doral Bank PR. As of December 31, 2004, Doral Bank PR operated through 40 branches in Puerto Rico. Doral Bank PR offers a variety of mortgage products similar to those offered by Doral Financial’s mortgage banking units. Doral Bank PR’s lending activities are concentrated primarily on the origination of residential mortgage loans and are closely integrated with Doral Financial’s mortgage banking units as described below. Residential mortgage loans originated by Doral Bank PR are usually sold through Doral Financial’s mortgage banking units. As of December 31, 2004, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $1.1 billion, which includes mortgage loans held-for-sale by Doral Bank PR’s wholly-owned subsidiaries, Doral Money and Doral International. As of December 31, 2004, Doral Bank PR had loans classified as loans receivable of approximately $1.6 billion of which $607.1 million consists of residential mortgage loans. Doral Bank PR is also actively involved in originating construction loans to finance the construction of residential home developments and, commercial real estate projects. Doral Bank PR continues to actively pursue commercial loans secured by real estate collateral.

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

Doral Financial is engaged in the banking business in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank, FSB (“Doral Bank NY”). Doral Bank NY offers retail banking services and products and currently operates six branch locations in the New York City metropolitan area. Doral Bank NY plans to expand its network throughout the five New York boroughs with the goal of opening seven more branches in 2005. To date, Doral Bank, NY has focused its lending activities on loans secured by multi-family apartment buildings and commercial properties located in the New York City metropolitan area. Doral Bank NY also purchases conforming residential loans from financial institutions.

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

Doral Bank PR and Doral Bank NY complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services, as well as through trading activities through its international banking entity subsidiary, in the case of Doral Bank PR. See “Other Investment Activities” below.

For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiaries please refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference into this Form 10-K.

Institutional Securities Operations

Doral Financial is involved in the securities business through Doral Securities, Inc., a broker-dealer firm registered with the Securities and Exchange Commission (the “SEC”) and a member of the National Association of Securities Dealers, Inc. (the “NASD”). Doral Securities provides institutional brokerage, financial advisory and investment banking services. During 2002, Doral Financial sold its retail securities brokerage business to UBS Financial Services Incorporated of Puerto Rico (“UBS Financial Services”). As part of the transaction, UBS Financial Services agreed to provide retail securities services in selected Doral Financial bank branch locations and to pay Doral Financial a base rent plus a portion of all commissions earned with respect to sales of securities at these locations.

Following the sale of its retail unit, Doral Securities has concentrated its efforts on sales to institutional clients as well as investment banking services in both the public and private capital markets. During 2003, Doral Securities also began asset management services by acting as a co-investment manager to a local fixed income investment company. Doral Securities also earns interest revenues by acting as an intermediary between borrowers, including Doral Financial, and lenders of funds utilizing repurchase and reverse repurchase agreements. As of December 31, 2004, Doral Securities had $61.7 million in outstanding reverse repurchase agreements, of which approximately $12.5 million consisted of funds loaned to Doral Financial and its subsidiaries and which are eliminated in the preparation of Doral Financial’s Consolidated Financial Statements. Doral Securities has made a strategic decision to reduce its repurchase operation.

Other Investment Activities

As a result of Doral Financial’s mortgage securitization activities, Doral Financial maintains a substantial portfolio of mortgage-backed securities classified as held-for-trading. Doral Financial also invests in securities that are classified either as available-for-sale or held-to-maturity. In addition, Doral Financial operates an international banking entity subsidiary. Under Puerto Rico law, Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxation on the interest earned on the securities held by it or on the gains from the sale of securities held by it. Among other activities, Doral Financial’s international banking entity subsidiary generates investment income by purchasing U.S. whole loans, securitizing them into mortgage-backed securities and selling them into the market. Because Doral Financial and its Puerto Rico subsidiaries, including its international banking entity subsidiary, are considered foreign corporations for U.S. income tax purposes they generally are not subject to U.S. income tax on the interest earned on such securities.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Trading Activities” and to Notes 5, 6 and 7 to Doral Financial’s Consolidated Financial Statements for more detailed information on Doral Financial’s investment activities.

Insurance Agency Activities

Taking advantage of the cross-marketing opportunities provided by financial modernization legislation, during 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the issuance of insurance policies by unaffiliated insurance companies. During 2004 and 2003, Doral Insurance Agency produced insurance fees and commissions of $11.9 million and $7.9 million, respectively. Doral Insurance Agency anticipates continued growth as it expands the products and services it provides and continues to cross market its services to Doral Financial’s existing customer base.

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

In computing its interest expense deduction, Doral Financial’s interest deduction will be reduced in the same proportion that its average exempt obligations (including FHA and VA loans and GNMA securities) bear to its average total assets. Therefore, to the extent that Doral Financial holds FHA loans or VA loans and other tax exempt obligations, part of its interest expense may be disallowed for tax purposes.

On August 22, 2004, local legislation was enacted to provide a temporary reduction in the long-term capital gain tax rates. The law amends the Puerto Rico Internal Revenue Code of 1994 to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004, through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico during this period has been reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004, Doral Financial completed an intercompany sale of approximately $536.6 million in interest-only strips (“IOs”) to accelerate the realization of long-term capital gains that had been deferred for tax purposes and resulted in the recognition of an income tax benefit of approximately $77.0 million and a reduction in the deferred tax liability associated with the IOs. This income tax benefit represents the difference between the deferred tax liability on the IOs and the new long-term capital gain tax rate of 6.25%.

Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets including certain U.S. securities. The results of Doral Financial for the years ended December 31, 2004 and 2003 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation enacted on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. The investing activities previously carried out by Doral Overseas are now conducted by Doral International, Inc., an international banking entity and a wholly-owned subsidiary of Doral Bank PR. As a result, Doral Financial continues to enjoy 100% tax-exempt income from its international banking operation.

United States Income Taxes

Except for Doral Bank NY and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its subsidiaries are generally only required to pay United States income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from United States sources. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States.

Employees

At January 31, 2005, Doral Financial employed 2,613 persons, of which 2,515 were employed in Puerto Rico. Of these, 1,458 were employed in the mortgage banking units, with 852 involved in loan production activities and 219 involved in loan servicing activities. As of such date, Doral Financial’s banking, broker-dealer and insurance agency operations employed 1,038, six, and 13 employees, respectively. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure

For information regarding Doral Financial’s operating segments, please refer to Note 33 to Doral Financial’s Consolidated Financial Statements “Segment Information” and the information provided under the caption “Operating Segments” in the Management’s Discussion and Analysis of Financial Conditions and Results of Operation incorporated by reference into this Form 10-K.

Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico based operations accounted for 97% of Doral Financial’s consolidated assets as of December 31, 2004 and 99% of Doral Financial’s consolidated revenues for the year then ended. Approximately, 68% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	December 31,

	2004	2003	2002

Puerto Rico	68%	73%	70%
United States(1)	32%	27%	30%

(1)         Includes wholesale purchases from U.S. financial institutions by Doral Financial’s Puerto Rico based mortgage units.

Market Area and Competition

Puerto Rico is Doral Financial’s primary service area. The competition in Puerto Rico for the origination of mortgage loans is substantial. Competition comes not only from other mortgage bankers but also from major commercial banks, including affiliates of banks headquartered in the United States, Canada and Spain. Doral Financial competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.

The Commonwealth of Puerto Rico, USA

General. Puerto Rico, the fourth largest and most economically developed of the Caribbean islands, is located approximately 1,600 miles southeast of New York, New York and 1,000 miles southeast of Miami, Florida. The average flying time from New York City is approximately 3½ hours and from Miami, Florida 2½ hours. Puerto Rico is approximately 100 miles long and 35 miles wide. According to the United States Census Bureau, the population of Puerto Rico was 3.8 million in 2000. The Puerto Rico Planning Board estimates that the San Juan metropolitan area has a population in excess of 1.0 million. The Caribbean region has a population of over 30 million located in more than 25 principal islands.

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

The Economy. The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 2004, approximately 82% of Puerto Rico’s exports went to the United States mainland, which was also the source of approximately 45% of Puerto Rico’s imports.

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

Gross product increased from $38.3 billion for fiscal 1999 to $50.3 billion for fiscal 2004. Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 2004, personal income per capita was $12,031. Average employment increased from 1,147,000 in fiscal 1999 to 1,234,000 for fiscal 2004. Average unemployment decreased from 13.6% in fiscal 1998 to 12.1% in fiscal 2003 and remained stable at 11.4% during fiscal 2004.

Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollar and the level of interest rates and changes to existing tax incentive legislation as discussed below. The Puerto Rico Planning Board’s real gross product forecast for the fiscal year ending June 30, 2005, which was released in January 2005, projects an increase of 2.3%. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy.

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

REGULATION AND SUPERVISION

Mortgage Banking Business

Doral Financial’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products. Although Doral Financial believes that it is in compliance in all material respects with applicable federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict Doral Financial’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Doral Financial.

Each of Doral Financial’s mortgage banking subsidiaries that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts business.

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

Banking Operation

Federal Regulation

General

Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company that has elected to be treated as a financial holding company under the Gramm-Leach-Bliley Act, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to activities that are financial in nature. See “Financial Modernization Legislation” for a description of recent legislation expanding the powers of financial holding companies. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company, without the prior approval of the Federal Reserve.

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

Holding Company Structure

Doral Bank PR and Doral Bank NY, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under federal law that govern certain transactions between Doral Financial or other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary to Doral Financial, or to any one non-banking subsidiary of Doral Financial, are limited in amount to 10% of the depository institution’s capital stock and surplus and, with respect to all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between Doral Financial or any of its non-banking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.

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

Because Doral Financial is a bank holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of depository institution subsidiaries) except to the extent that Doral Financial may itself be a creditor with recognized claims against the subsidiary.

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

Financial Modernization Legislation

Doral Financial is a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, bank holding companies, such as Doral Financial, all of whose depository institutions are “well capitalized” and “well managed,” as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the “Leverage Ratio”) of 3% for bank holding companies that have the highest regulatory rating or have implemented the Federal Reserve's market risk capital measure.

All other bank holding companies are required to maintain a minimum Leverage Ratio of 4%. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BSC”). The BSC is a committee comprised by central bank governors and bank supervisor authorities of the Group of Ten countries (G10). The BSC is in charge of developing broad policy guidelines used by each country’s supervisor to determine its own supervisory guidelines. In January 2001 the BSC released a proposal to replace the 1988 capital accord with a new set of guidelines. The new Basel Accord would set for the first time capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 capital accord does not include a separate capital requirement for operational risk, which is defined under the proposed accord as the risk of direct or indirect loss resulti ng from inadequate or failed internal processes, people and systems or from external events. The BSC has stated that its objective is to finalize a new accord by the middle of this year. The accord is expected to be adopted by each member country and implemented by opt-in banks at year end 2006.

The new Basel Accord is still under revision in response to industry, national and regulatory commentaries. Factors such as the capital charge for addressing operational risk are still undergoing changes. Doral Financial is closely monitoring the implementation process of the new accord and planning to comply with its requirements. Doral Financial expects that a new capital accord will eventually be adopted by the BSC and enforced by the federal banking agencies. At this time Doral Financial cannot determine with certainty whether the capital requirements that may arise out of a new Basel Accord will increase or decrease minimum capital requirements applicable to Doral Financial and its subsidiaries.

The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and savings banks, such as Doral Bank PR and Doral Bank NY, that are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2004, based on existing Federal Reserve, FDIC and OTS guidelines.

	Doral Financial	Doral Bank PR	Doral Bank NY	Well Capitalized Minimum

Total capital ratio (total capital to risk weighted assets)	18.9%	22.1%	21.5%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	18.5%	21.4%	21.2%	6.0%
Leverage ratio(1)	11.8%	5.7%	8.5%	5.0%

______________

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

In 2002, the federal banking and thrift regulatory agencies changed the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The rule attempts to more consistently treat recourse obligations for the agencies’ risk-based capital requirements. The rule imposes a dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests. The capital ratios set forth above reflect the impact of this rule.

The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently generally 50%. As of December 31, 2004, Doral Financial’s outstanding balance of loans sold with recourse was $3.9 billion.

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

FDICIA

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 and the regulations promulgated thereunder (“FDICIA”), federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA and the regulations thereunder, establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution is deemed to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based Total Capital ratio of at least 10%, and is not subject to any written agreement or regulatory directive to meet a specific capital level. A depository institution is deemed to be adequately capitalized if it is not well capitalized but maintains a Leverage Ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk based Tier l capital ratio of at least 4% and a risk-based Total Capital ratio of at least 8%. A depository institution is deemed to be undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed to be significantly or critically undercapitalized). An institution is deemed to be significantly undercapitalized if it has a Leverage Ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based Total Capital ratio of less than 6%. An institution is deemed to be critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

At December 31, 2004, Doral Financial’s banking subsidiaries were well capitalized. Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital category, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Financial, Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institution’s financial condition and results of operations.

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

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank PR and Doral Bank NY, but they are not directly applicable to bank holding companies, such as Doral Financial, which control such institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

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

For purposes of the Riegle-Neal Act amendments to the FDIA, Doral Bank PR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act (the “IBA”), Doral Bank PR is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Doral Bank PR’s home state. Because Doral Bank PR does not currently operate in the mainland United States, it has not designated a “home state” for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or with respect to which “home state” determination rules will apply.

As a federal savings bank, Doral Bank NY is subject to the branching regulations promulgated by the OTS. Such regulations allow Doral Bank NY to branch on an interstate basis without geographic limitations.

Federal Legislative Initiatives

Various other legislation affecting depository institutions and bank holding companies is from time to time introduced in Congress. Doral Financial cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon Doral Financial’s financial condition or results of operations.

On October 22, 2004, the President of the United States, George W. Bush, signed into law the American Jobs Creation Act of 2004, which lowers the withholding tax rate imposed on distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico from 30% to 10%. The new legislation which lowered the withholding tax rate to 10% is not expected to have an impact in Doral Financial’s earnings in the foreseeable future.

Dividend Restrictions

The payment of dividends to Doral Financial by its banking subsidiaries may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See “—FDICIA.”

See “Regulation and Supervision — Banking Operations—Puerto Rico Regulation” for a description of certain restrictions on Doral Bank PR’s ability to pay dividends under Puerto Rico law. See “Regulation and Supervision — Banking Operations — Savings Bank Regulation,” for a description on Doral Bank NY’s ability to pay dividends under OTS regulations.

FDIC Insurance Assessments

The deposits of Doral Bank PR and Doral Bank NY are insured by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC and, accordingly, the banking subsidiaries are subject to FDIC deposit insurance assessments.

Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following “supervisory subgroups”: “A,” “B” or “C.” Group “A” institutions are financially sound institutions with only a few minor weaknesses; group “B” institutions are those that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and group “C” institutions are those for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution, unless effective action is taken to correct the areas of weakness.

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

The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 1.44 cents per $100 of deposits. As of December 31, 2004, Doral Bank PR and Doral Bank NY had a deposit base of approximately $3.4 billion and $385.8 million, respectively (consisting entirely of SAIF assessment deposits).

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

As of December 31, 2004, Doral Bank PR and Doral Bank NY had a total of approximately $1.3 billion and $30.5 million, respectively, of brokered deposits, compared to approximately $962.5 million and $22.8 million, respectively, as of December 31, 2003. Doral Bank PR and Doral Bank NY use brokered deposits as a source of inexpensive long-term funding.

USA Patriot Act of 2001

On October 26, 2001, the President of the United States signed into law a comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

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

Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2004, Doral Bank PR’s reserve fund complied with the legal requirement.

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

Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. The Office of the Commissioner has permitted up to 50% of retained earnings. As of December 31, 2004, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $59.8 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2004, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $132.9 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United

States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

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

OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2004, the legal lending limit for Doral Bank NY under this regulation was approximately $7.2 million. Doral Bank NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY’s expanded aggregate legal lending limit under this provision was approximately $12.1 million as of December 31, 2004.

Certain Regulatory Restrictions on Investments in Common Stock

Because of Doral Financial’s status as a bank holding company, owners of Doral Financial’s common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the BHC Act. Regulations pursuant to the BHC Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.

Section 12 of the Banking Law requires the prior approval of the Office of the Commissioner with respect to a transfer of voting stock of a bank that results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquires more than 5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisitions of voting securities of entities controlling a bank, such as a bank holding company. Under the Banking Law, the determination of the Office of the Commissioner whether to approve a change of control filing is final and non-appealable.

The provisions of the Mortgage Banking Law also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. See “—Regulation and Supervision—Mortgage Banking Business.”

The above regulatory restrictions relating to investment in Doral Financial may have the effect of discouraging takeover attempts against Doral Financial and may limit the ability of persons, other than Doral Financial directors duly authorized by Doral Financial’s board of directors, to solicit or exercise proxies, or otherwise exercise voting rights, in connection with matters submitted to a vote of Doral Financial’s stockholders.

Broker-Dealer Operations

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

Insurance Operations

Doral Insurance Agency is registered as a corporate agent and general agency with the Office of the Commissioner of Insurance of Puerto Rico (the “Commissioner of Insurance”). Doral Insurance Agency is subject to regulation by the Commissioner of Insurance relating to, among other things, licensing of employees, sales practices, charging of commissions and obligations to customers.

FORWARD-LOOKING STATEMENTS

AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K and the information incorporated by reference into this Form 10-K contains forward-looking statements. In addition, Doral Financial may make forward-looking statements in its press releases or in other public or shareholder communications, and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.

Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, competitive and regulatory factors and legislative changes, could affect Doral Financial’s financial performance and could cause Doral Financial’s actual results for future periods to differ materially from those anticipated or projected. Except to the extent required by applicable laws or regulations, Doral Financial does not undertake and specifically disclaims any obligation to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements. Some of the factors that could cause Doral Financial’s actual results for future periods to differ materially from those anticipated are discussed below.

Fluctuations in interest rates may negatively impact Doral Financial’s business.

Interest rate risk is the primary market risk affecting Doral Financial. Changes in interest rates can adversely affect the following areas of its business:

•	the number of mortgage loans it originates and purchases;
•	the net interest income it earns on loans and securities;
•	its gain on the sale of loans;
•	the value of its securities holdings; and
•	the value of its servicing asset and interest only strips.

Significant increases in interest rates reduce demand for mortgage loan originations and refinancing. Higher interest rates increase the cost of mortgage loans to consumers and therefore reduce consumer demand for mortgage loans. Reduced demand for mortgage loans negatively impacts Doral Financial’s profits because it results in lower loan originations by Doral Financial and lower mortgage origination income. Demand for refinance loans is generally more sensitive to increases in interest rates.

Significant changes in interest rates reduce net interest income. Significant increases in short-term interest rates reduce net interest income, which makes up an important part of Doral Financial’s earnings. Net interest income is the difference between the interest received by Doral Financial on its interest-earning assets and the interest paid on its borrowings. Most of Doral Financial’s interest-earning assets, like its mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates. In contrast, most of Doral Financial’s borrowings are short-term. When interest rates rise, Doral Financial must pay more in interest on its borrowings while the interest earned on its assets does not rise as quickly. This causes profits to decrease.

Significant increases in interest rates may reduce or eliminate gain on mortgage loans sold at a fixed price. If long-term interest rates increase significantly between the time Doral Financial commits to or establishes an interest rate on a mortgage loan and the time it sells the loan at a fixed price, Doral Financial may realize a reduced gain or a loss on that sale.

Significant increases in interest rates may reduce the value of mortgage loans and securities’ holdings. Significant increases in interest rates may reduce the value of Doral Financial’s financial assets and may have an adverse impact on its earnings and financial condition. Doral Financial owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise.

Significant fluctuations in interest rates may adversely affect the value of Doral Financial’s servicing asset and interest-only strips. Significant decreases in long-term interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of Doral Financial’s servicing assets and interest-only strips, or IOs. Doral Financial’s servicing assets represent the estimated present value of the normal servicing fees (net of related servicing costs) Doral Financial expects to receive on the mortgages it services over their expected term. IOs represent the estimated present value of cash flows Doral Financial expects to receive on the economic interest it retains in loans sold or securitized by Doral Financial. If prepayments increase above expected levels, the value of Doral Financial’s servicing assets and IOs will decrease because th e amount of future fees or cash flows expected to be received by Doral Financial from the servicing assets and IOs will decrease. Most of Doral Financial's IOs are related to mortgage pools in which the pass-through rates payable to investors is a floating rate based on a spread over the three-month LIBOR rate. Accordingly, significant increases in short-term interest rates reduce the spread received on Doral Financial’s IOs and adversely affect its value. In such case Doral Financial may be required to recognize this decrease in the value of the IOs against its earnings. As of December 31, 2004, the unamortized value of Doral Financial’s servicing assets and IOs retained in sale and securitization transactions recorded on Doral Financial’s statements was $203.2 million and $878.7 million, respectively. During 2004, Doral Financial recorded impairment charges on its IOs of $131.0 million.

Doral Financial is exposed to credit risks from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.

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

During the first quarter of 2002, Doral Financial moved its principal administrative and executive offices to a new office building known as the Doral Financial Plaza, located at 1451 F.D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The Doral Financial Plaza is subject to a mortgage in the amount of $43.5 million.

During 2004, Doral Bank PR moved its administrative offices to three floors in a commercial building known as the Doral Bank Plaza, located at 33 Resolution Street in San Juan, Puerto Rico adjacent to the Doral Financial Plaza. Doral Financial purchased two floors during 2003 (18,176 square feet per floor) and one during 2004 (18,523 square feet). The aggregate cost of the three floors was approximately $14.0 million.

Doral Financial also leases administrative office spaces at the following locations:

Location	Business Activity
279 F.D. Roosevelt Avenue(1) Hato Rey, Puerto Rico	Mortgage Banking
305 F.D. Roosevelt Avenue(1) Hato Rey, Puerto Rico	Mortgage Banking
387 Park Avenue South(2) New York, New York	Federal Savings Bank/ Mortgage Banking

(1) Retail mortgage banking branch also located here.

(2) Federal Savings Bank and retail mortgage banking branch also located here.

In addition to the administrative offices listed above, Doral Financial maintains 58 retail mortgage banking branches in Puerto Rico and one in the New York metropolitan area, 40 commercial banking branches in Puerto Rico, one broker-dealer branch in Puerto Rico and one insurance agency branch in Puerto Rico, all except for ten of which are leased, and six retail branches for its thrift operation in the New York City metropolitan area, all of which are leased. Doral Financial considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on Doral Financial’s business.

Item 3.	Legal Proceedings

Doral Financial and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this Item is included under the caption “Stock Prices and Dividend Policy” in Doral Financial’s Annual Report to Shareholders for the year ended December 31, 2004 filed as Exhibit 13 to this Form 10-K (the “Annual Report to Shareholders”) and is incorporated herein by reference.

Doral Financial did not purchase any of its equity securities during 2004.

For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, see Item 12 on page 27.

Item 6.	Selected Financial Data

The information required by this Item is incorporated by reference to the information included in the Selected Financial Data table commencing on page 32 of Doral Financial’s Annual Report to Shareholders.

Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years are as follows:

Year ended Dec. 31,

	2004	2003	2002	2001	2000

Ratio of Earnings to Combined Fixed Charges
Including Interest on Deposits	2.63x	2.44x	1.98x	1.55x	1.33x
Excluding Interest on Deposits	3.21x	2.98x	2.35x	1.74x	1.41x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	2.37x	2.23x	1.87x	1.49x	1.29x
Excluding Interest on Deposits	2.79x	2.64x	2.17x	1.65x	1.37x

For purposes of computing these consolidated ratios, earnings consist of pre-tax income from continuing operations plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and Doral Financial’s estimate of the interest component of rental expense. Ratios are presented both including and excluding interest on deposits. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on Doral Financial’s outstanding preferred stock.

The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the last five years is set forth below.

	Year ended Dec. 31,

(In thousands)	2004	2003	2002	2001	2000

Long-term obligations	$4,286,651	$3,332,147	$3,510,936	$1,927,892	$1,465,175
Cumulative preferred stock	$345,000	$345,000	—	—	—
Non-Cumulative preferred stock	$228,250	$228,250	$228,250	$124,750	$124,750
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the information included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference to the information included under the subcaption “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of Doral Financial, together with the report thereon of PricewaterhouseCoopers LLP, Doral Financial’s independent registered public accounting firm, dated March 3, 2005 appearing on pages 81 through 128 of Doral Financial’s Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Doral Financial’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Doral Financial’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of Doral Financial’s disclosure controls and procedures. As of December 31, 2004, based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

In addition, during the quarter ended December 31, 2004, there were no changes in Doral Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.

Management’s responsibilities relating to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in Management’s Report on Internal Control Over Financial Reporting on page 79 of the Annual Report, Management, including the Chief Executive Officer and the Chief Financial Officer, assessed Doral Financial’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2004, its internal control over financial reporting met those criteria and is effective.

On January 1, 2005, Doral Financial changed the core system of its mortgage servicing division. The system implementation required changes to Doral Financial’s internal controls. Management decided to replace the software in order to support Doral Financial’s strategic and operational goals and not as a response to any significant deficiency or material weakness identified by Doral Financial’s management or its independent registered public accounting firm. There have been no additional significant changes in Doral Financial’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information in response to this Item is incorporated herein by reference to the section entitled “Election of Directors and Related Matters” contained in Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the close of Doral Financial’s 2004 fiscal year.

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the section entitled “Executive Compensation” in Doral Financial’s Proxy Statement.

Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the sections entitled “Security Ownership of Management and Principal Holders” and “Executive Compensation” of Doral Financial’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

Information in response to this Item is incorporated herein by reference to the sections entitled “Election of Directors and Related Matters -- Certain Relationships and Related Transactions” of Doral Financial’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information in response to this Item is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in Doral Financial’s Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report.
(1)	Financial Statements.

The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 3, 2005, appearing on pages 81 through 128 in the Annual Report to Shareholders, are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit Number	Description
3.1(a)

Second Restated Certificate of Incorporation of Doral Financial. (Incorporated herein by reference to exhibit number 3.1(c) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

3.1(b)

Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A (Incorporated herein by reference to exhibit number 3.4 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

3.1(c)

Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation. (Incorporated herein by reference to exhibit number 3.1(f) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

3.1(d)

Certificate of Designation creating the 8.35% Noncumulative Monthly Income Preferred Stock, Series B, (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

3.1(e)

Certificate of Designation creating the 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

3.1(f)

Certificate of Designation creating the 4.75% Perpetual Cumulative Convertible Preferred Stock, including form of stock certificate (Incorporated herein by reference to Exhibit 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

3.1(g)

Certificate of Amendment, dated April 27, 2004, to Second Restated Certificate of Incorporation. (Incorporated herein by reference to the exhibit number 3(a) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.1(h)	Certificate of Incorporation of Doral Financial, as currently in effect. (Filed herewith.)
3.2

By-laws of Doral Financial, as amended as of February 22, 2005. (Incorporated herein by reference to exhibit number 3.1 to Doral Financial's Current Report on Form 8-K filed with the Commission on February 24, 2004.)

4.1	Common Stock Certificate. (Incorporated herein by reference to the same exhibit number of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)
4.2

Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
4.4	Form of Serial and Term Bond. (included in Exhibit 4.3 hereof).
4.5

Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto. (included in Exhibit 4.5 hereof).
4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)
4.8

Indenture, dated May 14, 1999, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee, pertaining to senior debt securities. (Incorporated by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.9

Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

Exhibit Number	Description
4.10

Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

4.11

Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

4.12

First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.13	Form of 7.65% Senior Note of Doral Financial. (Incorporated by reference to exhibit number 4.10 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)
4.14

Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

4.15	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Included in Exhibit 3.1(f) hereof.)
4.16	Floating Rate Senior Note due December 7, 2005. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 7, 2004.)
4.17	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on July 20, 2004.)
4.18	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 1, 2004.)
4.19	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 20, 2004.)
10.1

Amended and Restated Master Production Agreement, dated as of October 1, 1995, between Doral Financial, Doral Mortgage and Doral Bank. (Incorporated herein by reference to exhibit number 19.3 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.2

Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 19.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.3

Master Repurchase Agreement among Merrill Lynch Mortgage Capital, Inc., Doral Financial and Doral Mortgage together with Supplemental Terms to Master Repurchase Agreement, each dated as of January 12, 1995. (Incorporated herein by reference to the exhibit number 10.57 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 1994.)

10.4

Exchange Agreement dated July 9, 1997, between Doral Financial and Popular, Inc. (Incorporated herein by reference to the exhibit number 10.73 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

10.5

Master Servicing and Collection Agreement dated October 1, 1995, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.64 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.6

First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.66 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.7

First Amendment to Amended and Restated Master Production Agreement, dated as of March 1, 1996, between Doral Financial, Doral Mortgage Corporation and Doral Bank. (Incorporated herein by reference to exhibit number 10.67 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.8

Indenture, dated as of October 10, 1996, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee, including form of Senior Note. (Incorporated herein by reference to exhibit number 10.69 of Doral Financial’s Quarterly Report as Form 10-Q for the quarter ended September 30, 1996.)

Exhibit Number	Description
10.9

1997 Employee Stock Option Plan (Incorporated herein by reference to the exhibit number 4.2 of Doral Financial’s Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.)

10.10

Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan. (Incorporated herein by reference to exhibit number 10.78 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.11

First Supplemental Indenture, dated as of October 19, 1998, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). (Incorporated herein by reference to exhibit number 10.79 of Doral Financial’s Current Report on Form 8-K filed with the Commission on October  23, 1998.)

10.12

Administrative Procedures governing Fixed and Floating Rate Medium-Term Notes, Series A, dated as of May 14, 1999. (Incorporated herein by reference to exhibit number 99 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

10.13

Note Purchase Agreement, dated September 17, 1999 (including form of Senior Note). (Incorporated herein by reference to exhibit number 10.88 of Doral Financial’s Current Report on Form 8-K filed with the Commission on October 12, 1999.)

10.14

Master Repurchase Agreement, dated as of June 4, 1999, between Doral Financial and Bear Stearns Mortgage Capital Corporation. (Incorporated herein by reference to exhibit number 10.89 of Doral Financial’s Current Report on Form 8-K filed with the Commission on October 12, 1999.)

10.15

Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Mortgage Capital Inc. (Incorporated herein by reference to exhibit number 10.99 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.16

Amended and Restated Master Repurchase Agreement, dated as of June 1, 2000, between Bear Stearns Mortgage Capital Corporation and Doral Financial Corporation (Incorporated herein by reference to exhibit number 10.103 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

10.17

Amendment No. 2, dated as of November 6, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to exhibit number 10.104 of Doral Financial’s Annual Report or Form 10-K for the year ended December 31, 2000.)

10.18

Amendment No.3, dated as of December 22, 2000, to Master Loan and Security Agreement, dated as of December 30, 1999, between Doral Financial and Morgan Stanley Dean Witter Mortgage Capital Inc. (Formerly Morgan Stanley Mortgage Capital Inc.) (Incorporated herein by reference to exhibit number 10.105 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.19

Amendment No. 1, dated as of August 5, 2000, to Master Repurchase Agreement, dated as of January 12, 1995, between Merrill Lynch Mortgage Capital Inc., Doral Financial and Doral Mortgage Corporation. (Incorporated herein by reference to exhibit number 10.107 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.20

Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated by reference to Exhibit 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

10.21	Employment Agreement, dated as of July 11, 2003, between Doral Financial and Israel Bravo. (Filed herewith.)
10.22

Employment Agreement, dated as of January 1, 2004, between Doral Financial and Salomon Levis. (Incorporated herein by reference to exhibit number10.31 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.23

Employment Agreement, dated as of January 1, 2004, between Doral Financial and Zoila Levis. (Incorporated herein by reference to exhibit number 10.32 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.24

Consulting Agreement, dated as of January 1, 2004, between Doral Financial and Richard F. Bonini. (Incorporated herein by reference to exhibit number 10.33 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.)

Exhibit Number	Description
10.25

Employment Agreement, dated as of January 1, 2004, between Doral Financial and Mario S. Levis. (Incorporated herein by reference to exhibit number 10.34 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.26

Employment Agreement, dated as of January 1, 2004, between Doral Financial and Ricardo Meléndez. (Incorporated herein by reference to exhibit number 10.35 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.27

Employment Agreement, dated as of January 1, 2004, between Doral Financial and Edison Vélez. (Incorporated herein by reference to exhibit number10.36 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.28

Employment Agreement, dated as of February 24, 2004, between Doral Financial and David R. Levis. (Incorporated herein by reference to exhibit number 10.37 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.29	Employment Agreement, dated as of April 1, 2004, between Doral Financial and Frederick C. Teed. (Filed herewith.)
10.30	Doral Financial Corporation Omnibus Incentive Plan. (Incorporated by reference from exhibit number 10(a) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. (Filed herewith.)
13	Annual Report to Shareholders for the year ended December 31, 2004. (Filed herewith.)
21	List of Doral Financial’s subsidiaries. (Filed herewith.)
23	Consent of PricewaterhouseCoopers LLP. (Filed herewith.)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Doral Financial has not filed as exhibits certain instruments defining the rights of holders of debt of Doral Financial not exceeding 10% of the total assets of Doral Financial and its consolidated subsidiaries. Doral Financial will furnish any such instruments to the Securities and Exchange Committee upon request.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION
By:	/s/ Salomón Levis
Salomón Levis Chairman of the Board and Chief Executive Officer

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Salomón Levis Salomón Levis	Chairman of the Board and Chief Executive Officer	March 15, 2005
/s/ Richard F. Bonini Richard F. Bonini	Director and Secretary	March 15, 2005
/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director	March 15, 2005
/s/ John L. Ernst John L. Ernst	Director	March 15, 2005
/s/ Peter A. Hoffman Peter A. Hoffman	Director	March 15, 2005
/s/ John B. Hughes John B. Hughes	Director	March 15, 2005
/s/ Efraím Kier Efraím Kier	Director	March 15, 2005
/s/ Zoila Levis Zoila Levis	Director	March 15, 2005
/s/ Harold D. Vicente Harold D. Vicente	Director	March 15, 2005
/s/ Ricardo Meléndez Ricardo Meléndez	Executive Vice President and Chief Financial Officer	March 15, 2005
/s/ Luis Aponte Luis Aponte	Senior Vice President and Corporate Controller	March 15, 2005