Form 10-K/A
period 2004-12-31
DORAL FINANCIAL CORP
filed 2006-02-27
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17224
Doral Financial Corporation
(Exact name of registrant as specified in its charter)

Puerto Rico (State or other jurisdiction of incorporation or organization)	66-0312162 (I.R.S. employer identification no.)

1451 Franklin D. Roosevelt Avenue San Juan, Puerto Rico (Address of principal executive offices)	00920-2717 (Zip Code)
Registrant’s telephone number, including area code: (787) 474-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value.	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
7% Noncumulative Monthly Income Preferred Stock, Series A
8.35% Noncumulative Monthly Income Preferred Stock, Series B
7.25% Noncumulative Monthly Income Preferred Stock, Series C
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     $3,096,093,860, approximately, based on the last sale price of $34.50 per share on the New York Stock Exchange on June 30, 2004. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     Common Stock: 107,921,799 shares as of March 9, 2005.           (continued)

DOCUMENTS INCORPORATED BY REFERENCE*

*	Part III Items 10, 11, 12, 13 and 14 that were included in the Form 10-K filed with the Securities and Exchange Commission on March 15, 2005 have not been included herein.

DORAL FINANCIAL CORPORATION
2004 ANNUAL REPORT ON FORM 10-K/A

*	Part I Items 2 and 4, Part II Items 9 and 9B, Part III Items 10, 11, 12, 13 and 14, and the Exhibit Index in Part IV Item 15, including certain Exhibits that were included in the Form 10-K filed with the Securities and Exchange Commission on March 15, 2005 have not been included herein. Copies may be obtained electronically through Doral Financial’s website at www.doralfinancial.com or from the Secretary, Doral Financial Corporation, 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717. Part III Items 10, 11, 12, 13 and 14 were included in Doral Financial’s Definitive Proxy Statement used in connection with Doral Financial’s 2005 Annual Meeting of Stockholders.

i

EXPLANATORY NOTE
     As previously announced, on April 15, 2005, Doral Financial Corporation (“Doral Financial” or the “Company”) determined that its previously filed interim unaudited and annual audited financial statements for the periods from January 1, 2000 through December 31, 2004 should no longer be relied upon and that its financial statements for some or all of the periods included therein should be restated. The need for the restatement was announced after the Company concluded that it was necessary to correct the methodology used to determine the fair value of the Company’s portfolio of floating rate interest-only strips (“IOs”).
     This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2005 (the “Original Filing”), is being filed to reflect the restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002.
     Included in this restatement, in addition to corrections made as a result of the Company’s revised accounting policies and procedures relating to the valuation of its portfolio of IOs, are corrections relating to the accounting for certain mortgage loan sales and other accounting practices, such as the valuation of the Company’s mortgage servicing assets (“MSRs” or “servicing rights”). For a more detailed description of the results of the restatement, see Note 1 “—Restatement of Previously Issued Financial Statements” to the accompanying audited consolidated financial statements and “—Restatement of Previously Issued Financial Statements” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K/A.
     This Amendment No. 1 amends and restates Items 1 and 3 of Part I, Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of the Original Filing. In addition, the Company is also amending Item 9A of Part II to restate its conclusions regarding the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of December 31, 2004. Other than these items, no other information of the Original Filing is amended hereby. The foregoing items have been amended to reflect the effects of the restatement and, unless otherwise indicated, have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events.
     As soon as practicable, following the filing of this Annual Report on Form 10-K/A, the Company will file its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.
     Following the announcement of the restatement, a number of significant events occurred, including:
•	The conclusion by Doral Financial’s management, under the oversight of the Audit Committee of the Board of Directors, of an internal review of the Company’s books, records and accounting practices;

•	The conclusion of an independent investigation relating to the Company by Latham & Watkins LLP, outside counsel to the independent directors and the Audit Committee of the Board of Directors;

•	The announcement of the election of John A. Ward, III, as non-executive Chairman of the Board of Directors;

•	The resignations of Salomón Levis, former chief executive officer and director, Mario S. Levis, former treasurer, and David Levis, former director emeritus and the termination of Ricardo Meléndez, former chief financial officer;

•	The appointments, on an interim basis, of John A. Ward, III as Chief Executive Officer and Lidio Soriano as Chief Financial Officer, as well as the appointment of Julio Micheo as treasurer;

•	The announcement of Zoila Levis’ decision to retire from her positions as President and Chief Operating Officer of Doral Financial;

•	The commencement of a formal investigation by the SEC into the matters surrounding the restatement, and the receipt of a Grand Jury document subpoena from the U.S. Attorney’s Office for the Southern District of New York;

•	The initiation of numerous private lawsuits, including purported class action lawsuits alleging violations of federal securities laws and shareholders derivative actions alleging, among other things, breach of fiduciary duties owed to the Company;

•	The delisting of the Company’s 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C from The Nasdaq Stock Market (“Nasdaq”) because of Doral Financial’s failure to comply with the reporting requirements for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14);

•	The successful completion of a consent solicitation pursuant to which bondholders under the Company’s senior indenture agreed to temporarily forbear their right to declare an event of default as a result of the Company’s failure to comply with its reporting obligations under the senior indenture and the redemption in whole of the Company’s $75 million 7.84% Senior Notes due October 10, 2006;

•	The identification of various material weaknesses in the Company’s internal control over financial reporting;

•	The downgrade of the Company’s credit ratings by Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A. (“Fitch”); and

•	The receipt of inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns, including the receipt on February 9, 2006 of a notification from the Office or Thrift Supervision (the “OTS”), directing Doral Bank, FSB, Doral Financial’s New York-based savings bank, that, until further notice, it could not to pay any dividend or extend credit to, or enter into asset purchase and sale transactions with, Doral Financial, without the prior written consent of the OTS.
      Doral Financial expects that its other banking regulators will take action with respect to Doral Financial and Doral Bank, Doral Financial’s Puerto Rico-based banking subsidiary, to require further analysis and plans with respect to their safety and soundness and impose restrictions on the ability of Doral Bank PR to pay dividends or extend credit to, or purchase assets from, Doral Financial and on the ability of Doral Financial to pay dividends.
     For a description of certain significant events occurring during the restatement process, please refer to “—Subsequent Events” and “— Certain Factors That May Affect Future Results — Risks Relating to the Restatement Process” under Item 1 “Business” in this Annual Report on Form 10-K/A.
     During the restatement process, the Company also initiated a remediation program, under the oversight of the Audit Committee of the Board of Directors and management, to address the material weaknesses in the Company’s internal control over financial reporting and to enhance the Company’s overall corporate governance. For additional information regarding this program see “— Remediation of Material Weaknesses” under Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A.
     Certain of these and other subsequent events are addressed in the Company’s Current Reports on Form 8-K filed with the SEC on May 26, 2005, May 27, 2005, July 19, 2005, August 22, 2005, August 26, 2005, September 23, 2005, October 6, 2005, October 26, 2005, November 3, 2005, November 14, 2005, December 2, 2005, December 16, 2005, December 23, 2005, December 30, 2005, January 11, 2006, January 30, 2006 and February 3, 2006.
FORWARD-LOOKING STATEMENTS
     This Form 10-K/A and the information incorporated by reference into this Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Doral

Financial may make forward-looking statements in its press releases or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	potential adverse developments in connection with the ongoing SEC inquiry or the request for information from the U.S. Attorney’s Office for the Southern District of New York;

•	potential adverse developments from enforcement actions that may be commenced by bank regulatory agencies;

•	potential adverse developments in connection with ongoing shareholder litigation against the Company;

•	risks associated with the Company’s inability to prepare and timely file financial statements;

•	potential further downgrades in the credit ratings of the Company’s securities;

•	risks arising from material weaknesses in the Company’s internal control over financial reporting; and

•	developments from changes in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
PART I
Item 1. Business
GENERAL
     Doral Financial is a diversified financial services company engaged in mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Doral Financial’s activities are principally conducted in Puerto Rico and in the New York City metropolitan area. As of December 31, 2004, Doral Financial had consolidated assets of approximately $17.8 billion and consolidated stockholders’ equity of approximately $1.3 billion.

     Doral Financial’s principal strategy is to further develop its core mortgage banking business while continuing to expand into other financial services such as branch banking and insurance agency services that have natural synergies with its mortgage related businesses. Doral Financial seeks to leverage its reputation as the leading mortgage banker and the fourth largest commercial bank in Puerto Rico (based on total assets), as well as its base of over 400,000 clients, to cross-sell other financial services. Doral Financial also intends to continue to explore opportunities to expand geographically within the mainland United States, particularly within the New York City metropolitan area and other areas with large Hispanic or minority populations. As of December 31, 2004, Doral Bank, FSB, a federal savings bank, operated six branches in the New York City metropolitan area.
     Doral Financial seeks to increase its volume of loan originations by emphasizing quality customer service and by maintaining an extensive system of retail mortgage origination branches in Puerto Rico. Doral Financial strives to increase its servicing portfolio primarily through internal loan originations and supplements these originations with purchases of loans with the related servicing rights as well as bulk purchases of mortgage servicing rights from third parties.
     Doral Financial seeks to optimize net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt mortgage-backed securities backed by Puerto Rico mortgages and guaranteed by the Government National Mortgage Association, or GNMA securities, for longer periods prior to sale than most U.S. mortgage banking companies. This strategy reduces Doral Financial’s overall effective tax rate. Doral Financial’s banking subsidiaries also seek to increase net interest income by funding and holding for investment loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations. Doral Financial also operates an international banking entity subsidiary that invests in assets that generate investment income that is generally not subject to income taxation for Puerto Rico or U.S. income tax purposes.
     Doral Bank, Doral Financial’s Puerto Rico-based banking subsidiary (“Doral Bank PR”), has opened 18 branches between 2000 and 2004. As of December 31, 2004, Doral Bank PR operated 40 branches in Puerto Rico, concentrated in the greater San Juan metropolitan area and the Island’s northeast region. Many of the recently opened branches are larger in size than typical Doral Bank PR branches and are referred to as Doral Financial Centers. Doral Bank PR subleases space in these centers to affiliates thereby allowing clients to obtain bank loan and deposit products from Doral Bank PR, residential mortgage loans from one of Doral Financial’s mortgage banking units, insurance products through Doral Insurance Agency, Inc., and securities services through representatives of UBS Financial Services Incorporated of Puerto Rico located at the branch under an agreement with Doral Bank PR.
     See “Future Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report for certain changes to the Company’s business strategy.
     Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico. Doral Financial’s principal executive offices are located at 1451 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico, and its main telephone number is (787) 474-6700.
Mortgage Banking Business
     Doral Financial conducts its mortgage banking activities in Puerto Rico through its four mortgage banking units – HF Mortgage Bankers, an operating division at the parent company level, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Mortgage Corporation. On the mainland United States, Doral Financial conducts its mortgage banking activities through its subsidiary, Doral Money, Inc. Doral Financial operates 58 mortgage banking offices in Puerto Rico and one office on the mainland United States.
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
     Doral Financial offers a variety of mortgage loan products that are designed to meet consumer needs and competitive conditions. Doral Financial has traditionally emphasized 15- to 30-year first mortgage loans secured by single family residences. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by the FHA, VA or RHS and those that are not. The latter type loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not are referred to as non-conforming loans.
     Doral Financial’s current principal mortgage loan products are summarized below:
     FHA and VA loans. These are 15- to 30-year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2004, the maximum loan amount for a VA loan was $240,000 and for FHA loans the maximum loan amount ranged from $172,632 to $247,000, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $390,000, for a four-family dwelling.
     RHS loans. These are 30-year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 2004, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.
     Conforming conventional loans. These are loans that satisfy the underwriting criteria for standard sale or exchange programs of FNMA or FHLMC. As of December 31, 2004, the maximum loan amount for conforming conventional loans was $359,650, for a one-family dwelling.
     Non-conforming loans. These are conventional mortgage loans that do not qualify for sale or exchange under the standard programs of FNMA or FHLMC. These loans do not qualify for such programs primarily because of more flexible requirements for income verification or credit history, and loan amounts that exceed those permitted by FNMA or FHLMC. Doral Financial uses its own credit system to evaluate these loans and generally requires lower loan-to-value ratios and higher borrower equity.
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
     For additional information on Doral Financial’s mortgage loan originations, refer to Table K — Loan Production included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report.
     Mortgage Origination Channels
     Doral Financial’s strategy is to increase the size of its mortgage servicing portfolio primarily by internal originations through its retail branch network. Doral Financial supplements retail originations with wholesale originations that include purchases of loans with the related servicing rights from third parties and referrals from mortgage brokers. Doral Financial, generally through its international banking entity subsidiary, also purchases U.S. conforming loans without the associated servicing rights which are generally securitized into FNMA or FHLMC securities and sold in the market. In Puerto Rico, Doral Financial maintains specialized units for the origination of construction loans and loans to finance purchases of residences in new housing developments. The principal origination channels of Doral Financial’s mortgage banking units are summarized below.
     Retail branch network. Doral Financial operates 58 mortgage banking offices in Puerto Rico and one branch office in the mainland United States. Customers are sought through aggressive advertising campaigns in local newspapers, as well as television, direct mail and telemarketing campaigns. Doral Financial emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers. Doral Financial’s mortgage banking units also target the realtor community by emphasizing the same quality of service provided to customers.
     Wholesale activities. Doral Financial purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of non-conforming mortgage loans and to a lesser extent FHA and VA loans for securitization into GNMA securities and resale to institutional investors. For the years ended December 31, 2004 and 2003, total loan purchases amounted to approximately $606.5 million and $496.2 million, respectively. In the past, Doral Financial has also purchased conforming mortgage loans on a wholesale basis from a U.S. financial institution without the related servicing rights. Such wholesale purchases without the associated servicing rights, which were discontinued during 2005, amounted to $2.3 billion and $1.6 billion for 2004 and 2003, respectively. These loans were generally securitized into FNMA or FHLMC securities and sold into the market. Doral Financial has made the determination to no longer include wholesale purchases without the related servicing rights as part of its loan production statistics for financial reporting purposes.
     New housing unit. In Puerto Rico, Doral Financial maintains a separate unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the purchase of homes in newly developed housing projects. During the year ended December 31, 2004, Doral Financial originated approximately $539 million of mortgage loans to finance the purchase of homes within new housing projects, compared to $519 million for the year ended December 31, 2003.
     New York multi-family and commercial real estate lending subsidiary. During 1998, Doral Financial established Doral Money, Inc., a lending subsidiary in the New York City metropolitan area that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties, including bridge loans and loans to finance the rehabilitation of multi-family residential buildings. During the years ended December 31, 2004 and 2003, this subsidiary originated approximately $42 million and $45 million, respectively, of mortgage loans, consisting principally of this type of mortgage product.
     Construction loans. Construction loans on residential housing developments are originated by a specialized unit within the HF Mortgage Bankers Division and by Doral Bank PR. See “Banking Activities.”
     For more information on Doral Financial’s loan origination channels, refer to Table L — Loan Origination Sources in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report.
     Loan Underwriting
     All loan originations, regardless of whether originated through Doral Financial’s retail network, purchased from third parties or obtained through mortgage brokers, must be underwritten in accordance with Doral Financial’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. Doral Financial’s underwriting standards comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable. Doral Financial’s underwriting personnel, while operating within Doral Financial’s loan offices, make underwriting decisions independent of Doral Financial’s mortgage loan origination personnel. Under Doral Financial’s quality control plan, Doral Financial reverifies a portion of the mortgage loans funded each month to provide reasonable assurance that Doral Financial’s underwriting standards have been satisfied. The selection of mortgage loans for reverification is done on a sampling basis to provide quality control coverage for all mortgage loan programs and appraisers. In addition, Doral Financial reconfirms employment status, the source of down payment and other key items.
     The maximum loan-to-value ratio on conventional mortgages generally does not exceed 80%, including, in the case of second mortgages, the amount of any first mortgage. The Company also offers certain loan products with higher loan-to-value ratios ranging up to 100% for certain new home purchase transactions. Non-conforming loans, other than jumbo loans to finance home purchases, generally have a loan-to-value ratio below 80%.
     Loan Servicing
     When Doral Financial sells originated or purchased mortgage loans, it generally retains the right to service such loans and to receive the associated servicing fees, except in the case of U.S. conforming loans that are purchased without the servicing rights and are generally securitized into FNMA or FHLMC securities and sold into the market. Doral Financial’s principal source of servicing rights has traditionally been its mortgage loan production. Doral Financial also seeks to purchase servicing rights in bulk when it can identify attractive opportunities.
     Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, Doral Financial’s servicing agreements are terminable by the investors for cause. To date, there has been no termination of servicing rights by any mortgage loan owner because of the failure by Doral Financial to service loans in accordance with its contractual obligations. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, float, late fees, prepayment penalties and costs.
     Doral Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Financial may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table M — Mortgage Loan Servicing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report for detailed information on the composition and movement of Doral Financial’s mortgage loan servicing portfolio.
     The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Doral Financial often sells non-conforming loans on a partial recourse basis. For additional information regarding recourse obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Activities.”
     In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans and to the purchasers of servicing rights. In connection with certain purchases of servicing rights, Doral Financial may have a liability exposure as a guarantor to the representations and warranties of third party originators. If a loan defaults and there has been a breach of representations and warranties, Doral Financial may become liable for the unpaid principal and interest on defaulted loans. In such a case, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. To date, the impact on earnings of loans repurchased as a result of borrower misrepresentations has not been material.
     In 2004, Doral Financial was one of only 23 mortgage banking and financial institutions in the U.S. to receive two “Tier 1” ratings from FHLMC for investor accounting and default management. Doral Financial was also ranked among the best of all comparable HUD lenders in the U.S., having the lowest default ratio within the first two years of origination, for the period ended December 31, 2004.

     There is a market in Puerto Rico for servicing rights, which are generally valued in relation to the present value of the expected cash income stream generated by the servicing rights. However, the fair values of servicing rights cannot be determined with precision because they are not traded in a liquid secondary market. Among the factors which influence the value of a servicing portfolio are servicing fee rates, loan balances, loan types, loan interest rates, expected average life of underlying loans (which may be reduced through foreclosure or prepayment), the value of escrow balances, delinquency and foreclosure experience, servicing costs, servicing termination rights of permanent investors, late fees, prepayment penalties, ancillary income and any recourse provisions.
     Sale of Loans and Securitization Activities
     Residential Mortgage Loans. Doral Financial customarily sells or securitizes a significant portion of the residential mortgage loans that it originates and purchases. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2004 and 2003, Doral Financial issued approximately $411 million and $375 million, respectively, in GNMA-guaranteed mortgage-backed securities.
     Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2004 and 2003, Doral Financial securitized approximately $491.8 million and $608.9 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2004 and 2003, Doral Financial sold approximately $425.3 million and $593.0 million, respectively, of loans through the FNMA and FHLMC cash window program.
     The Company generally strives to sell mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) in bulk to local financial institutions or to FNMA or FHLMC and other financial institutions in negotiated transactions. Doral Financial’s bulk sales historically have operated very similar to securitization transactions because when Doral Financial sells a pool of loans to an investor it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool. Any amounts received on the mortgages above the pass-through rate are retained by Doral Financial. The pass-through rate paid to the investors may be a fixed rate, but more often is a variable rate generally based on a spread over the three-month London Interbank Offered Rate (“LIBOR”). The present value of the future cash flows retained by Doral Financial above any contractual servicing fees are recognized on Doral Financial’s financial statements as interest-only strips.
     The fair values assigned to the IOs and the mortgage servicing rights reduce the carrying amount of the loan sold. The gain realized on the sale of the loan is determined by the difference between the sales price for the loan and its carrying amount. See “Management’s Discussion Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a more detailed discussion of the impact of IOs on Doral Financial’s consolidated financial statements. Following the restatement, Doral Financial is exploring additional sales channels for its non-conforming loan production that do not involve the creation of IOs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operations” for additional information regarding certain changes to the Company’s business strategy, including the Company’s intention to retain a greater portion of loans in portfolio to increase its net interest income.
     Doral Financial’s non-conforming loan sales are generally made on a limited recourse basis. As of December 31, 2004 and 2003, Doral Financial was servicing mortgage loans with an aggregate principal amount of $1.8 billion and $1.5 billion, respectively, on a recourse basis. As of December 31, 2004 and 2003, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse, including recourse obligations to FNMA and FHLMC, was approximately $884.8 million and $692.8 million, respectively. As of December 31, 2004 and 2003, Doral Financial recognized an estimated recourse liability of $11.4 million and $5.9 million, respectively, to absorb potential losses from such recourse arrangements.
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
     Banking Activities
     Doral Financial is engaged in commercial banking activities in Puerto Rico through its subsidiary, Doral Bank PR. As of December 31, 2004, Doral Bank PR operated through 40 branches in Puerto Rico. Doral Bank PR offers a variety of mortgage products similar to those offered by Doral Financial’s mortgage banking units. Doral Bank PR’s lending activities are concentrated primarily on the origination of residential mortgage loans and are closely integrated with Doral Financial’s mortgage banking units as described below. Residential mortgage loans originated by Doral Bank PR are usually sold through Doral Financial’s mortgage banking units. As of December 31, 2004, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $1.1 billion, which includes mortgage loans held-for-sale by Doral Bank PR’s wholly-owned subsidiaries, Doral Money and Doral International. As of December 31, 2004, Doral Bank PR had loans classified as loans receivable of approximately $1.6 billion of which $608.1 million consists of loans secured by residential mortgages. Doral Bank PR is also actively involved in originating construction loans to finance the construction of residential home developments and commercial real estate projects. Doral Bank PR continues to actively pursue commercial loans secured by real estate collateral.
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
     Doral Bank PR is also a party to a Master Servicing and Collection Agreement (the “Master Servicing Agreement”) with Doral Financial’s mortgage banking units, whereby these units have agreed to service all of Doral Bank PR’s loans originated after the date of the Master Servicing Agreement. Under the terms of the Master Servicing Agreements, Doral Financial is entitled to receive a servicing fee, net of guarantee fees, ranging from 25 to

44 basis points of the outstanding principal amount of the loans being serviced. Doral Bank PR, however, retains the right to terminate Doral Financial’s servicing rights, without cause, upon notice to Doral Financial.
     Doral Financial is also engaged in the banking business in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank, FSB (“Doral Bank NY”). Doral Bank NY offers retail banking services and products and currently operates six branch locations in the New York City metropolitan area. To date, Doral Bank NY has focused its lending activities on loans secured by multi-family apartment buildings and commercial properties located in the New York City metropolitan area. Doral Bank NY also purchases conforming residential loans without the related servicing rights from financial institutions.
     Doral Bank NY is a party to Master Loan Production, and Master Servicing and Collection Agreements with Doral Financial’s mortgage banking units similar to those in effect for Doral Bank PR.
     In addition to originating residential mortgage loans, construction loans and commercial loans secured by multi-family buildings, Doral Bank PR and Doral Bank NY also originate consumer loans, unsecured commercial loans and loans secured by undeveloped real property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans Receivable,” below for detailed information regarding Doral Financial’s portfolio of loans receivable.
     Doral Bank PR and Doral Bank NY complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services, as well as through trading activities through its international banking entity subsidiary, in the case of Doral Bank PR. See “Other Investment Activities” below.
     For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiaries please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-K/A.
Institutional Securities Operations
     Doral Financial is involved in the securities business through Doral Securities, Inc., a broker-dealer firm registered with the SEC and a member of the National Association of Securities Dealers, Inc. (the “NASD”). Doral Securities provides institutional brokerage, financial advisory and investment banking services. During 2002, Doral Financial sold its retail securities brokerage business to UBS Financial Services Incorporated of Puerto Rico (“UBS Financial Services”). As part of the transaction, UBS Financial Services agreed to provide retail securities services in selected Doral Financial bank branch locations and to pay Doral Financial a base rent plus a portion of all commissions earned with respect to sales of securities at these locations.
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
Other Investment Activities
     As a result of Doral Financial’s mortgage securitization activities, Doral Financial maintains a substantial portfolio of mortgage-backed securities classified as held-for-trading. Doral Financial also invests in securities that are classified either as available-for-sale or held-to-maturity. In addition, Doral Financial operates an international banking entity subsidiary. Under Puerto Rico law, Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxation on the interest earned on the securities held by it or on the gains from the sale of securities held by it. Among other activities, Doral Financial’s international banking entity subsidiary generates investment income by purchasing U.S. whole loans, securitizing them into mortgage-backed securities and selling the mortgage-backed securities into the market. Because Doral Financial and its Puerto Rico subsidiaries, including its international banking entity subsidiary, are considered foreign corporations for U.S. income tax purposes they generally are not subject to U.S. income tax on the interest earned on such securities.
     Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Trading Activities” and to Notes 6, 7, 8 and 9 to Doral Financial’s consolidated financial statements for more detailed information on Doral Financial’s investment activities.
Insurance Agency Activities
     Taking advantage of the cross-marketing opportunities provided by financial modernization legislation, during 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the issuance of insurance policies by unaffiliated insurance companies. During 2004, 2003 and 2002, Doral Insurance Agency produced insurance fees and commissions of $11.9 million, $7.9 million and $6.9 million, respectively. Doral Insurance Agency anticipates continued growth as it expands the products and services it provides and continues to cross market its services to Doral Financial’s existing customer base.
Puerto Rico Income Taxes
     Doral Financial and each of its Puerto Rico subsidiaries are subject to a maximum marginal statutory corporate income tax rate of 39% pursuant to the Puerto Rico Internal Revenue Code of 1994 (the “PR Code”). Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR, Doral Mortgage or any other Puerto Rico subsidiary subject to tax under the PR Code.
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
     On August 22, 2004, local legislation was enacted to provide a temporary reduction in the long-term capital gain tax rates. The law amends the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004, through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction in the capital gains rate, during the fourth quarter of 2004, the Company entered into an agreement with the local taxing authority to accelerate the realization of long-term capital gains that been deferred for tax purposes through an intercompany sale of approximately $536.6 million in IOs (based on the prior valuation). The transaction resulted in the recognition of an income tax benefit of approximately $9.1 million, representing the net difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%. The Company also recognized a net deferred tax asset of $137.0 million attributable to the difference between the tax basis of the IOs sold based on the prior valuation methodology and their restated book value for financial reporting purposes.
     Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets including certain U.S. government and agency securities. The results of Doral Financial for the years ended December 31, 2004 and 2003 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation enacted on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. The investing activities previously carried out by Doral Overseas are now conducted by Doral International, Inc., an international banking entity and a wholly-owned subsidiary of Doral Bank PR. As a result, Doral Financial continues to receive 100% tax-exempt income from its international banking operation.

United States Income Taxes
     Except for Doral Bank NY and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its Puerto Rico subsidiaries are generally only required to pay United States income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from United States sources. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States.
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
Segment Disclosure
     For information regarding Doral Financial’s operating segments, please refer to Note 34 to Doral Financial’s consolidated financial statements “Segment Information” and the information provided under the caption “Operating Segments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-K/A.
     Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico based operations accounted for 97% of Doral Financial’s consolidated assets as of December 31, 2004 and 96% of Doral Financial’s consolidated revenues for the year then ended. Approximately, 97% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	December 31,
	2004	2003	2002
Puerto Rico	97%	97%	97%
United States	3%	3%	3%
Market Area and Competition
     Puerto Rico is Doral Financial’s primary service area. The competition in Puerto Rico for the origination of mortgages loans is substantial. Competition comes not only from other mortgage bankers but also from major commercial banks, including affiliates of banks headquartered in the United States, Spain and Canada. Doral Financial competes principally by offering loans with competitive features, by emphasizing the quality of its service and pricing its range of products at competitive rates.
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

     Relationship of Puerto Rico with the United States. Puerto Rico has been under the jurisdiction of the United States since 1898. The United States and Puerto Rico share a common defense, market and currency. As a U.S. commonwealth, Puerto Rico exercises virtually the same control over its internal affairs as a state government does. There is a federal district court in Puerto Rico and most federal laws are applicable to Puerto Rico. The U.S. postal service operates in Puerto Rico in the same manner as in the mainland United States. The people of Puerto Rico are citizens of the United States, but do not vote in national elections and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives, but only limited voting rights. Most federal taxes, except those such as social security taxes which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for federal employees who are subject to taxes on their salaries.
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
REGULATION AND SUPERVISION
Mortgage Banking Business
     Doral Financial’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA,

FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products. Although Doral Financial believes that it is in compliance in all material respects with applicable federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict Doral Financial’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Doral Financial.
     Each of Doral Financial’s mortgage banking units that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution. Such authorization to act as a mortgage banking institution must be renewed as of January 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing its authorization to act as a mortgage banking institution and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts business.
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
     Doral Bank PR is subject to supervision and examination by applicable federal and state banking agencies, including the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner. Doral Bank NY is subject to supervision and examination by the OTS and the FDIC. Doral Financial’s banking subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Doral Financial’s banking subsidiaries. In addition to the impact of regulation, commercial and savings banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.
     Doral Financial’s banking subsidiaries are subject to certain regulations promulgated by the Federal Reserve including, without limitations, Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth-in-Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).
     Holding Company Structure
     Doral Bank PR and Doral Bank NY, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under federal law that govern certain transactions with Doral Financial or other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary with Doral Financial, or with any one of Doral Financial’s non-banking subsidiaries, are limited in amount to 10% of the depository institution’s capital stock and surplus and, with respect to all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between Doral Financial or any of its non-banking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.
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
     Under the Federal Deposit Insurance Act (the “FDIA”), a depository institution (which term includes both commercial banks and savings banks), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owned by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

     Financial Modernization Legislation
     Doral Financial has elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, bank holding companies, such as Doral Financial, all of whose depository institutions are “well capitalized” and “well managed,” as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or other limits applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes).
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
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the “Leverage Ratio”) of 3% for bank holding companies that have the highest regulatory rating or have implemented the Federal Reserve’s market risk capital measure. All other bank holding companies are required to maintain a minimum Leverage Ratio of 4%. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

     The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BCS”). The BCS is a committee comprised by central bank governors and bank supervisor authorities of the Group of Ten countries (G10). The BCS is in charge of developing broad policy guidelines used by each country’s supervisor to determine its own supervisory guidelines. In November 2005, the BSC released a proposal to replace the 1988 capital accord with a new set of guidelines. The new Basel Accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 capital accord does not include a separate capital requirement for operational risk, which is defined under the proposed accord as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events.
     Doral Financial is closely monitoring the implementation process of the new accord and planning to comply with its requirements. Doral Financial expects that a new capital accord will eventually be adopted by the BCS and enforced by the federal banking agencies. At this time, Doral Financial cannot predict the timing and final form of the United States rules implementing the new capital accord and their impact on the Company. The new capital requirements that may arise out of a new Basel Accord may increase the minimum capital requirements applicable to Doral Financial and its subsidiaries.
     The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and federal savings banks, such as Doral Bank PR and Doral Bank NY, respectively, that are substantially similar to those adopted by the Federal Reserve for bank holding companies.
     Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2004, based on existing Federal Reserve, FDIC and OTS guidelines, after giving effect to the restatement.

		Banking Subsidiaries
				Well
	Doral Financial	Doral Bank PR		Capitalized
	(As Restated)	(As Restated)	Doral Bank NY	Minimum
Total capital ratio (total capital to risk weighted assets)	14.8%	20.6%	21.5%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	14.4%	19.9%	21.2%	6.0%
Leverage ratio(1)	6.8%	5.5%	8.5%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.
     As of December 31, 2004 and after giving effect to the restatement, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Ratios,” below, for additional information regarding Doral Financial’s regulatory capital ratios.
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
     The rule clarifies that, subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation is converted into an on-balance sheet credit equivalent amount. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently generally 50%. As of December 31, 2004, Doral Financial’s outstanding balance of loans sold with recourse was $1.8 billion.
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
     On October 22, 2004, the President of the United States, George W. Bush, signed into law the American Jobs Creation Act of 2004, which lowers the withholding tax rate imposed on distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico from 30% to 10%. The new legislation which lowered the withholding tax rate to 10% is not expected to have an impact on Doral Financial’s earnings in the foreseeable future.
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
     On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividends to Doral Financial without the prior written approval of the OTS. Since its organization in October 1999, Doral Bank NY has never paid a dividend to Doral Financial.

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
     Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. The Office of the Commissioner has permitted up to 50% of retained earnings. As of December 31, 2004, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $58.0 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2004, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $96.7 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.
     As a result of the independent investigation conducted in connection with the restatement, certain mortgage loans purchases that were previously reported as purchases of residential mortgage loans are now reflected as commercial loans secured by mortgages. The impact of such recharacterization on applicable loan-to-one-borrower limitations is not clear. Accordingly, Doral Bank PR has requested an administrative ruling from the Office of the

Commissioner granting it a temporary 180-day waiver from compliance with the loans-to-one-borrower limitations, to the extent applicable.
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
      Doral Bank NY’s payment of dividends is subject to the limitations of the capital distribution regulation promulgated by the OTS. The OTS’ regulation determines a savings bank’s ability to pay dividends, make stock repurchases, or make other types of capital distributions, according to the institution’s capital position. The rule establishes amounts of capital distributions that institutions can make after providing notice to the OTS, without constituting an unsafe or unsound practice. Institutions that do not meet their capital requirements can make distributions only with the prior approval of the OTS.
      For savings banks such as Doral Bank NY that meet all applicable capital requirements may make a distribution without an application in an amount equal to the sum of (i) the current year’s net income and (ii) the retained net income (net income less capital distributions) from the preceding two years; so long as the association continues to satisfy applicable capital requirements after the distribution. If such distribution would cause Doral Bank NY to fall below the well-capitalized requirement, a prior 30-day notice to the OTS is required.
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
      On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividend or extend credit to, or enter into asset purchase and sale transactions with, Doral Financial, without the prior approval of the OTS. Since its organization in 1996, Doral Bank NY has never paid a dividend or made an extension of credit to, or purchased or sold any assets from, Doral Financial, other than the sale of loans and loan participations to Doral Bank PR and its subsidiaries, which would not be covered by this directive.
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
Availability on Website
     Doral Financial’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge, through its website, http://www.doralfinancial.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, Doral Financial makes available on its website under the heading Corporate Governance its: (i) Code of Business Conduct and Ethics; (ii) Corporate Governance Guidelines; (iii) Information Disclosure Policy; and (iii) the charters of the Audit, Compensation, Corporate Governance and Nominating, and Risk Policy committees, and also intends to disclose any amendments to its code of ethics, or waivers of the code of ethics on behalf of its Chief Executive

Officer, Chief Financial Officer and Controller, on its website or by writing to the Corporate Secretary at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
     On April 19, 2005, Doral Financial announced that its previously filed interim unaudited and annual audited financial statements included in Doral Financial’s Quarterly reports on Form 10-Q and Annual Reports on Form 10-K, respectively, for the periods from January 1, 2000 through December 31, 2004 should no longer be relied upon, and that as a result, its consolidated financial statements for some or all of the periods included therein should be restated. Other than this Annual Report on Form 10-K/A, Doral Financial has not amended any of its previously filed reports. The consolidated financial statements and other financial information in Doral Financial’s previously filed reports for the dates and periods referred to above should no longer be relied upon.
     The public may read and copy any materials Doral Financial files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its website (http://www.sec.gov).
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
     Some of the factors that could cause Doral Financial’s actual results for future periods to differ materially from those anticipated are discussed below.
Risks Relating to the Restatement Process
Doral Financial is subject to ongoing regulatory investigations by the SEC and the U.S. Attorney’s Office for the Southern District of New York, which could require it to pay substantial fines or penalties.
     On October 25, 2005, Doral Financial announced that the SEC was conducting a formal investigation into the April 19, 2005 announcement that the Company would restate its financial statements and the underlying issues addressed in that announcement. A formal investigation enables the SEC to issue subpoenas for witnesses and documents, including third parties outside the Company. As part of the formal investigation, the Company has received a subpoena from the SEC seeking the production of documents principally regarding the restatement and related financial reporting matters and the terms of certain transactions with local financial institutions. Doral Financial has also received a Grand Jury subpoena from the U.S. Attorney’s Office for the Southern District of New York regarding the production of certain documents, including financial statements and corporate, auditing and accounting records prepared during the period relating to the restatement of Doral Financial’s financial statements.
     Doral Financial cannot predict when these investigations will be completed or what the results of these investigations will be. The effects and results of these or other investigations may have a material adverse effect on Doral Financial’s business, results of operations, financial condition and liquidity. Adverse developments related to such investigations, including any expansion of their scope, could negatively impact the Company and could divert efforts and attention of its management team from Doral Financial’s ordinary business operations. Doral Financial may be required to pay material fines or suffer other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. These investigations, may adversely affect Doral Financial’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse effect on Doral Financial’s businesses, results of operations and financial condition. In addition, the findings of these investigations may affect the course of the civil litigation pending against Doral Financial, which are more fully described below.
Significant legal proceedings could adversely affect Doral Financial’s results of operations.
     In addition to being subject to litigation in the ordinary course of business, Doral Financial is a party to several legal and regulatory proceedings relating to the restatement. See “— Subsequent Events” below. Doral Financial cannot predict at this time the outcome of these proceedings or estimate the potential costs related to the proceedings. It is possible that the Company may be required to pay substantial judgments or settlements that could have a material adverse effect on the Company’s business, results of operations, financial condition or liquidity. In addition, the expenses incurred in connection with these proceedings (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could have an adverse effect on the Company’s cash position.
Doral Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators, and these regulators could take action against the Company or its banking subsidiaries.
     As a regulated financial services firm, Doral Financial’s good standing with its regulators is of fundamental importance to the continuation and growth of its businesses. Doral Financial is subject to supervision and regulation by the Board of Governors of the Federal Reserve, Doral Bank PR is subject to supervision and regulation by the FDIC and the Office of the Commissioner and Doral Bank NY is subject to supervision and regulation by the OTS and the FDIC. Doral Financial is a bank holding company that qualifies as a financial holding company. As such, Doral Financial is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding company, each of Doral Financial’s banking subsidiaries must continue to qualify as “well capitalized” and “well managed.” As of December 31, 2004, after giving effect to the restatement, Doral Financial and its banking subsidiaries continued to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against Doral Financial or its banking subsidiaries as a result of the restatement or related internal control matters. If Doral Financial were not to continue to qualify as a financial holding company, it might be required to discontinue certain activities and may be prohibited from engaging in new activities without prior regulatory approval.
      Doral Financial is responding to inquiries and requests for documents from the Federal Reserve and the other banking regulators of the Company and its subsidiaries regarding the status and impact of the restatement and related safety and soundness concerns. In addition, the federal banking regulators have informed Doral Financial that they are examining the safety and soundness of the Puerto Rico banking industry generally. Three other financial institutions in Puerto Rico have announced their decision to restate financial statements, relating in part to the accounting for transactions with Doral Financial. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. On February 9, 2006, Doral Bank NY received a notification from the OTS directing it, until further notice, not to pay dividends or extend any credit to, or enter into purchase and sale transactions with, Doral Financial, without the prior written approval of the OTS. In light of the concerns expressed by the banking regulators, Doral Financial expects that the other banking regulators will take action with respect to Doral Financial and Doral Bank PR to require further analysis and plans with respect to their safety and soundness and impose restrictions on the ability of Doral Bank PR to pay dividends or extend credit to, or purchase assets from, Doral Financial and on the ability of Doral Financial to pay dividends. The federal banking regulators may also exercise their enforcement powers to take other actions.
      At this time, Doral Financial cannot predict whether any actions taken by its banking regulators will have a material adverse effect on Doral Financial’s business, financial condition or results of operations.
Downgrades in Doral Financial’s credit ratings will increase Doral Financial’s borrowing costs and may lessen Doral Financial’s ability to compete in certain business.
      Following Doral Financial’s announcement on April 19, 2005, the major rating agencies downgraded Doral Financial’s ratings in a series of actions. S&P lowered the long-term senior debt and counterparty ratings of Doral Financial from ‘BBB-’ to ‘BB-’ and placed the ratings on Credit Watch Negative. Moody’s lowered Doral Financial’s long term senior debt rating from ‘Baa2’ to ‘Ba3’and placed the ratings on outlook of credit negative. Fitch lowered Doral Financial’s long-term senior debt rating from ‘BBB+’ to ‘BB-’ and placed the ratings on Rating Watch Negative. These or further downgrades may adversely affect Doral Financial’s ability to access capital and will likely result in more stringent covenants and higher interest rates under the terms of any future indebtedness.
     Doral Financial relies on external sources of financing to fund its operations. The cost and availability of unsecured financing are generally related to the issuer’s debt ratings. The recent downgrades and any future downgrades in Doral Financial’s debt ratings will increase Doral Financial’s borrowing costs and margin requirements and therefore adversely affect Doral Financial’s liquidity and results of operations.
     These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the request of Doral Financial’s management. These ratings actions have affected and will continue to affect Doral Financial’s business and results of operations in a number of ways.
Doral Financial’s failure to comply with certain reporting covenants under its public debt indentures may result in the acceleration of its public debt securities and other debt arrangements.
     Under its senior debt indenture, Doral Financial is required to timely file its periodic reports with the trustee. As a result of the restatement, Doral Financial has not yet filed its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 (the “Delayed Reports”).
     On February 3, 2006, Doral Financial successfully completed a consent solicitation with respect to all series of notes outstanding under its senior debt indenture pursuant to which the noteholders have agreed to extend the timing required for the filing of the Delayed Reports. Accordingly, the Company has until April 24, 2006 to file the Delayed Reports and until May 24, 2006 to file its annual report on Form 10-K for the fiscal year ended December 31, 2005, before the failure to file those reports becomes a default with respect to any series under the Indenture that would allow the required percentage of holders of a series of debt securities to deliver a notice of default to the trustee or the Company. After receipt of any notice of default, the Company would have a 90-day grace period to cure the default before it becomes an event of default under the senior debt indenture. Doral Financial is therefore not currently in default under its senior debt indenture and expects to file such reports before any failure to file becomes an event of default.
     If Doral Financial, however, failed to cure a filing default within those 90 days after receipt of that notice of default, the trustee or such holders will have the right to accelerate the maturity of the relevant series of debt securities. This would trigger the cross-acceleration provisions under the other series of debt securities issued under its senior indenture. If such an acceleration were to occur, Doral Financial may be unable to meet its payment obligations. Doral Financial cannot assure you that under such circumstances it would be able to refinance its debt, whether through the capital markets or otherwise, on commercially reasonable terms, or at all.
Management has identified several material weaknesses in Doral Financial’s internal control over financial reporting.
     Doral Financial’s management has concluded that the Company’s internal control over financial reporting was not effective at December 31, 2004 as a result of several material weaknesses included in this report on Form 10-K/A. As a result, this report includes an adverse opinion from PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on Doral Financial’s internal control over financial reporting.
     A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this Annual Report on Form 10-K/A. While remediation of these weaknesses has begun, Doral Financial has not yet fully implemented its plan for remedying the identified material weaknesses.
Doral Financial does not expect to be able to access the public capital markets until all of its filings with the SEC are up to date, including any amendments to previously filed reports.
     Doral Financial anticipates that, once it is current in its filings with the SEC, it will be able to access the Rule 144A market. However, Doral Financial will be unable to access the U.S. public securities markets until it has filed and the SEC has declared effective a new registration statement or post-effective amendments to existing registration statements under the Securities Act of 1933. Depending on the SEC’s review of these filings, this process may take several months or longer.
     Until Doral Financial is current in its SEC filings, a holder of restricted securities within the meaning of Rule 144 of the Securities Act will be unable to sell such securities in reliance on Rule 144, unless such holder has held such securities for at least two years and is not an “affiliate” of Doral Financial for purposes of the U.S. federal securities laws.

There is a lack of public disclosure concerning Doral Financial.
     Doral Financial has not yet filed with the SEC its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The Company expects to file these reports as soon as practicable after the date of this Annual Report on Form 10-K/A. Until the Doral Financial files these quarterly reports, there will be limited public information available concerning the Company’s more recent results of operations and financial condition. The absence of more recent financial information may have a number of adverse effects on Doral Financial and its securities, including a decrease in the market price of the Company’s securities and an increase in the volatility of such market price.
Doral Financial may fail to attract and retain key employees and management personnel.
     Doral Financial’s success has been and will continue to be influenced by its ability to attract and retain key employees and management personnel, including senior and middle management. Doral Financial’s ability to attract and retain key employees and management personnel may be adversely affected as a result of the restatement and related risks and uncertainties.
Risks Relating to Doral Financial’s Business
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
     Significant changes in interest rates reduce net interest income. Doral Financial is liability sensitive (on average the liabilities mature sooner than the assets) and thus significant increases in short-term interest rates reduce net interest income, which is the most important component of Doral Financial’s earnings. Net interest income is the difference between the interest received by Doral Financial on its interest-earning assets and the interest paid on its borrowings. Most of Doral Financial’s interest-earning assets, like its mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates. In contrast, most of Doral Financial’s borrowings are short-term. When interest rates rise, Doral Financial must pay more in interest on its borrowings while the interest earned on its assets does not rise as quickly. This causes profits to decrease. This adverse impact on earnings is higher when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term rates.
     Significant increases in interest rates may reduce the value of Doral Financial mortgage loans, securities’ holdings and floating rate IOs. Significant increases in interest rates may reduce the value of Doral Financial’s financial assets and may have an adverse impact on its earnings and financial condition. Doral Financial owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise. In addition, most of Doral Financial’s IOs are related to mortgage pools in which the pass-through rates payable to investors is a floating rate based on a spread over the three-month LIBOR rate. Accordingly, significant unexpected increases in short-term interest rates reduce the spread received on Doral Financial’s IOs and adversely affect its value. Doral Financial must recognize decreases in the value of the IOs against its current period earnings.
     Significant reductions in interest rates may adversely affect the value of Doral Financial’s servicing assets. Significant decreases in long-term interest rates lead to increases in the prepayment of mortgages by borrowers, which may reduce the value of Doral Financial’s servicing assets. Doral Financial’s servicing assets represent the estimated present value of the normal servicing fees (net of related servicing costs) Doral Financial expects to receive on the mortgages it services over their expected term. If prepayments increase above expected levels, the value of Doral Financial’s servicing assets will decrease because the amount of future fees expected to be received by Doral Financial from the servicing assets will decrease.
Doral Financial must identify new loan sale channels for its non-conforming mortgage loan production.
     Doral Financial has historically sold a significant portion of its non-conforming loan production to local financial institutions at relatively high gain on sale margins through the creation of floating rate IOs. While Doral Financial is seeking alternative sales channels for its non-conforming mortgage loan production, it anticipates that these new sales channels will result in considerably lower gain on sales margins, thereby adversely affecting its profitability.
Doral Financial is exposed to credit risks from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.
     Doral Financial is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. Doral Financial also often retains, through recourse arrangements, part of the credit risk on certain sales of mortgage loans and consequently may suffer losses on these loans. Doral Financial suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property. In connection with the restatement process, Doral Financial added approximately $3.3 billion in mortgage loans held for sale to its balance sheet as of December 31, 2004, as a result of the recharacterization as secured borrowings of certain mortgage loan transfers previously classified as sales.
Doral Financial is subject to default risk in connection with the loans it originates for its own portfolio.
     Doral Financial is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated for its own portfolio, including those loans originated by its banking subsidiaries for investment. Doral Financial establishes provisions for loan and lease losses, which are charged to operations, in order to maintain its allowance for loans and lease losses at a level which management deems to be appropriate based upon management’s assessment of prior loss experience, the volume and type of lending being conducted, industry standards, past due loans, general economic conditions in its market and other factors related to the collectibility of the loan portfolio. Although Doral Financial’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of future loan losses or that Doral Financial will not have to increase its provisions for loan and lease losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in Doral Financial’s provisions for loan and lease losses could have a material adverse impact on Doral Financial’s future financial condition and results of operations.
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
     Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Adverse political or economic developments, decreases in housing values or natural disasters, such as hurricanes, could result in a downturn in loan originations, an increase in the level of nonperforming assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of Doral Financial’s loans and loan servicing portfolio. These factors could materially and adversely affect Doral Financial’s condition and results of operations.
Doral Financial is subject to risks in servicing loans for others.
     Doral Financial’s profitability may also be adversely affected by mortgage loan delinquencies and defaults on mortgage loans that it services for third parties. Under many of its servicing contracts, Doral Financial must advance all or part of the scheduled payments to the owner of an outstanding mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that Doral Financial, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. Doral Financial generally recovers its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, Doral Financial must absorb the cost of the funds it advances during the time the advance is outstanding. Doral Financial must also bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be canceled as part of the foreclosure proceedings and Doral Financial will not receive any future servicing income with respect to that loan.
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
SUBSEQUENT EVENTS
General
     Following the announcement of the restatement on April 19, 2005, a number of significant events occurred, including:
•	The conclusion by Doral Financial’s management, under the oversight of the Audit Committee of the Board of Directors, of an internal review of the Company’s books, records and accounting practices;

•	The conclusion of an independent investigation relating to the Company by Latham & Watkins LLP, outside counsel to the independent directors and the Audit Committee of the Board of Directors;

•	The commencement of a formal investigation by the SEC into the matters surrounding the restatement, and the receipt of a Grand Jury document subpoena from the U.S. Attorney’s Office for the Southern District of New York;

•	The initiation of numerous private lawsuits, including purported class action lawsuits alleging violations of federal securities laws and shareholders derivative actions alleging among other things breach of fiduciary duties owed to the Company;

•	The delisting of the Company’s 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C from The Nasdaq Stock Market because of Doral Financial’s failure to comply with the reporting requirements for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14);

•	The successful completion of a consent solicitation pursuant to which bondholders under the Company’s senior indenture agreed to temporarily forbear their right to declare an event of default as a result of the Company’s failure to comply with its reporting obligations under the senior indenture and the redemption in whole of the Company’s $75 million 7.84% Senior Notes due October 10, 2006;

•	The identification of various material weaknesses in the Company’s internal control over financial reporting;

•	The downgrade of the Company’s credit ratings by S&P, Moody’s and Fitch; and

•	The receipt of inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns, including the receipt on February 9, 2006 of a notification from the Office or Thrift Supervision (the “OTS”), directing Doral Bank, FSB, Doral Financial’s New York-based savings bank that, until further notice, it could not to pay any dividend, extend credit to, or enter into asset purchases and sale transactions with, Doral Financial, without the prior written consent of the OTS.
      Doral Financial expects that its other banking regulators will take action with respect to Doral Financial and Doral Bank, PR to require further analysis and plans with respect to their safety and soundness and impose restrictions on the ability of Doral Bank PR to pay dividends or extend credit to, or purchase assets from, Doral Financial and on the ability of Doral Financial to pay dividends.
Corporate Governance
     Changes in Board Structure. On July 14, 2005, the Board of Directors of the Company approved certain amendments to the By-laws of the Company, including amendments to provide for a non-executive Chairman of the Board of Directors. On that same date, the Board of Directors unanimously elected John A. Ward, III, as non-executive Chairman of the Board of Directors. The appointment of a non-executive Chairman of the Board of Directors is an important element in Doral Financial’s corporate governance structure and is intended to ensure objectivity regarding management, business strategy, controls and procedures and performance.
     While Mr. Ward agreed to serve as interim Chief Executive Officer after the resignation of the former chief executive officer as described below, the Board of Directors is in the process of searching for a new permanent chief executive officer and currently intends to maintain the chairmanship position separate from the position of chief executive officer. It is expected that Mr. Ward will remain as non-executive Chairman of the Board of Directors after a new chief executive officer is appointed.
     Changes in Senior Management. Following the announcement of the restatement, the Company has implemented significant changes to its senior management. In particular, the Board of Directors asked for and accepted the resignations of Salomón Levis, former chief executive officer and member of the board, Mario S. Levis, former treasurer, and David Levis, former director emeritus from their positions at Doral Financial. In addition, the

Board of Directors asked for the resignation of Ricardo Meléndez, former chief financial officer. When that resignation was not tendered, Mr. Meléndez was terminated from his position at Doral Financial.
     On August 19, 2005, the Board of Directors of Doral Financial appointed John A. Ward, III as interim Chief Executive Officer, and Lidio Soriano as interim Chief Financial Officer. In addition, on that same date, the Board of Directors appointed Julio Micheo as Treasurer.
     On December 19, 2005, the Board of Directors determined that it was in the best interest of the Company to seek a replacement to lead its internal audit function and accepted the resignation of Oscar Aponte. Until the Company is able to identify a suitable replacement to lead its internal audit function, a senior member of the internal audit staff will act as Internal Auditor on an interim basis.
     In addition, on January 31, 2006, Mr. Ward assumed the duties of President and Chief Operating Officer of Doral Financial following Zoila Levis’ decision to retire from her positions at the Company. Mrs. Levis continues to serve as a member of Doral Financial’s Board of Directors.
     Remediation of Material Weaknesses in Internal Control Over Financial Reporting. During the restatement process, Doral Financial also initiated a remediation program, under the oversight of the Audit Committee of the Board of Directors and management, to address each of the principal factors that contributed to the need for the restatement and to enhance the Company’s overall corporate governance. For additional information regarding this program, see “—Remediation of Material Weaknesses” under Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A.
     Legal Proceedings
     Class Action Lawsuits. Following the announcement of the restatement, Doral Financial and certain of its officers and directors and former officers and directors, were named as defendants in eighteen purported class action lawsuits filed between April 20, 2005 and June 14, 2005, alleging violations of federal securities laws. Sixteen of these actions were filed in the U.S. District Court for the Southern District of New York and two were filed in the U.S. District Court for the District of Puerto Rico. These lawsuits, brought on behalf of shareholders who purchased Doral Financial securities as early as May 15, 2000 and as late as May 26, 2005, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period, failing to disclose material information concerning the valuation of the Company’s IOs, and misleading investors as to Doral’s vulnerability to interest rate increases. The two actions not initially filed in the U.S. District Court for the Southern District of New York have been transferred there by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with the actions previously filed there before Judge Richard Owen. On February 8, 2006, Judge Owen entered an order appointing the West Virginia Investment Management Board as lead plaintiff and approving the selection of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiffs’ counsel. These lawsuits are in very early stages and seek unspecified compensatory damages, costs and expenses.
     Shareholder Derivative Lawsuits. Certain officers and directors and former officers and directors of the Company were also named as defendants in four shareholder derivative actions filed in the U.S. District Court for the Southern District of New York between June 2, 2005 and June 13, 2005. These derivative actions purport to bring claims on behalf of the Company based principally on allegations that Doral Financial’s officers and directors allowed Doral Financial to use inadequate procedures and financial controls in connection with the Company’s financial statements and made misstatements to the public concerning the Company’s financial controls and financial performance. These four derivative actions, which are in very early stages, are pending before Judge Owen and have been consolidated with the class actions during pretrial proceedings. The relief sought in these derivative actions includes contribution in respect of the securities actions, unspecified compensatory damages on behalf of Doral Financial, disgorgement of defendants’ profits and compensation, equitable and/or injunctive relief, costs and other expenses.
     Other Lawsuits. On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its officers and directors and former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 30, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by the former Chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (RICO) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs, and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided.
     In addition, on October 14, 2005, the Company, a director and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws similar to those alleged in the class action lawsuits. Plaintiff seeks compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. This action is at a very early stage, is pending before Judge Owen and has been consolidated with the class and derivative actions for pretrial proceedings.
     Doral Financial cannot predict the outcome of the matters described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of these matters. Accordingly, no reserve is being established in Doral Financial’s financial statements at this time. Doral Financial cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Doral Financial.
     Other Legal Matters. On April 19, 2005, the SEC informed Doral Financial that it is conducting an inquiry into Doral Financial’s accounting and disclosure practices related to the April 19, 2005 announcement that it would restate its financial results, and the underlying issues related to the restatement. Subsequently, the SEC issued a formal order of investigation in connection with the previously announced informal inquiry into the Company’s restatement of its consolidated financial statements. The Company is cooperating with the SEC in connection with this investigation.
     On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter, including by producing documents and other information in response to the subpoena.
     Doral Financial is also responding to inquiries and requests for documents from the Federal Reserve and the other banking regulators of the Company and its subsidiaries regarding the issues arising from the restatement and internal controls. Doral Financial is cooperating with these inquiries and requests.
Item 2. Properties*
Item 3. Legal Proceedings
     Doral Financial and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of Doral Financial.
     During 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the restatement. For information on these proceedings, see “Subsequent Events — Legal Proceedings,” above.

Item 4. Submission of Matters to a Vote of Security Holders*
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Doral Financial’s common stock, $1.00 par value (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.” From December 19, 1988, to January 7, 2003, Doral Financial’s Common Stock was traded on the National Association of Securities Dealers Automated Quotation National Market System (the “NASDAQ National Market”) under the symbol “DORL.”
     The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Common Stock during such periods.

	Calendar	Price Range		Dividends
Year	Quarter	High	Low	Per Share

2005	4th	$12.760	$8.000	$0.080
	3rd	16.760	13.070	0.180
	2nd	21.750	11.520	0.180
	1st	49.450	21.500	0.180

2004	4th	$49.250	$39.790	$0.180
	3rd	42.880	34.480	0.150
	2nd	35.630	30.880	0.150
	1st	35.420	29.870	0.120

2003	4th	$34.673	$31.367	$0.120
	3rd	33.267	26.660	0.093
	2nd	31.140	23.567	0.093
	1st	23.667	18.733	0.093
     As of December 30, 2005, the approximate number of record holders of Doral Financial’s Common Stock was 484, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $10.60 per share.
     Doral Financial has three outstanding series of nonconvertible preferred stock: 7.25% noncumulative monthly income preferred stock, Series C (liquidation preference $25 per share); 8.35% noncumulative monthly income preferred stock, Series B (liquidation preference $25 per share); and 7% noncumulative monthly income preferred stock, Series A (liquidation preference $50 per share) (collectively, the “Preferred Stock”), which traded on the NASDAQ National Market.
     On November 2, 2005 the Company announced that it had received a notification from Nasdaq that the Panel had determined to delist the Company’s Preferred Stock from the Nasdaq Stock Market, effective at the opening of business on November 3, 2005 as a result of the Company’s failure to timely file its quarterly reports on Form 10-Q for the first three quarter of 2005. The Company intends to seek a re-listing or alternative listing of its preferred shares as soon as practicable after the publication of its delayed reports.
     During 2003, Doral Financial issued 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock (“the convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of the convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The convertible preferred stock ranks on parity with Doral Financial’s other outstanding preferred stock with respect to dividend rights and rights upon liquidation, winding up or dissolution.
     The terms of Doral Financial’s preferred stock do not permit Doral Financial to declare, set apart or pay any dividends or make any other distribution of assets, or redeem, purchase, set apart or otherwise acquire shares of the Doral Financial’s common stock, or any other class of Doral Financial’s stock ranking junior to the preferred stock, unless all accrued and unpaid dividends on the preferred stock and any parity stock, at the time those dividends are payable, have been paid and the full dividend on the preferred stock for the current dividend period is contemporaneously declared and paid or set aside for payment. The terms of the preferred stock provide that if Doral Financial is unable to pay in full dividends on the preferred stock and other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the preferred stock and such other shares of stock be declared pro rata.
     Doral Financial’s ability to pay dividends in the future is limited by restrictive covenants contained in its debt agreements, its earnings, cash resources and capital needs, general business conditions and other factors deemed relevant by Doral Financial’s Board of Directors.
     Doral Financial’s ability to pay dividends may also be restricted by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over Doral Financial and its banking subsidiaries. See “Certain Factors That May Affect Future Results — Risks Relating to the Restatement Process — Doral Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators, and these regulators could take action against the Company or its banking subsidiaries” under Item 1 “Business” in this Annual Report on Form 10-K/A.
     Doral Financial did not purchase any of its equity securities during 2004 or 2005.
     The Puerto Rico Internal Revenue Code generally imposes a 10% withholding tax on the amount of any dividends paid by Doral Financial to individuals, whether residents of Puerto Rico or not, trusts, estates, special partnerships and non-resident foreign corporations and partnerships. Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 10% tax will not be withheld from such year’s distributions.
     United States citizens who are not residents of Puerto Rico may also make such an election except that notwithstanding the making of such election, a 10% withholding will still be made on the amount of any dividend distribution unless the individual files with Doral Financial’s transfer agent, prior to the first distribution date for the taxable year, a certificate to the effect that said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, in which case dividend distributions will not be subject to Puerto Rico income taxes.
     United States income tax law permits a credit against United States income tax liability, subject to certain limitations, for Puerto Rico income taxes paid or deemed paid with respect to such dividends.
     Special United States federal income tax rules apply to distributions received by U.S. citizens on stock of a passive foreign investment company (“PFIC”) as well as amounts retained from the sale or exchange of stock of a PFIC. Based upon certain provisions of the Code and proposed Treasury Regulations promulgated thereunder, Doral Financial understands that it has not been a PFIC for any of its prior taxable years.
     For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, refer to Doral Financial’s Definitive Proxy Statement used in connection with Doral Financial’s 2005 Annual Meeting of Stockholders.
Item 6. Selected Financial Data
     The following table sets for the certain selected consolidated financial data for each of the five years in the period ended December 31, 2004 as restated. This information should be read in conjunction with Doral Financial’s consolidated financial statements and related notes thereto.

	Year ended December 31,
	2004	2003	2002	2001	2000
(Dollars in thousands, except for share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Selected Income Statement Data:
Interest income	$718,755	$554,677	$479,624	$449,572	$384,626
Interest expense	385,086	320,246	315,575	336,797	326,492

Net interest income	333,669	234,431	164,049	112,775	58,134
Provision for loan and lease losses	10,384	11,579	4,488	2,684	1,229

Net interest income after provision for loan and lease losses	323,285	222,852	159,561	110,091	56,905

Net gain on mortgage loan sales and fees	83,585	94,709	70,188	73,048	75,759
Investment activities	(93,074)	(16,864)	90,234	38,220	(16,422)
Servicing (loss) income	(2,712)	21,179	(12,539)	(14,776)	3,428
Commissions, fees and other income	32,333	22,809	18,747	10,369	7,446

Total non-interest income	20,132	121,833	166,630	106,861	70,211

Non-interest expenses	214,114	178,631	145,961	128,558	96,433

Income before income taxes and cumulative effect of change in accounting principle	129,303	166,054	180,230	88,394	30,683
Income tax benefit (expense)(1)	85,491	(23,916)	(13,348)	3,386	(1,255)

Income before cumulative effect of change in accounting principle	214,794	142,138	166,882	91,780	29,428
Cumulative effect of change in accounting principle, net of tax	—	—	—	5,929	—

Net income	$214,794	$142,138	$166,882	$97,709	$29,428

Cash Dividends Declared:
Common stock	$64,744	$43,218	$30,185	$21,543	$15,943

Preferred stock	$33,299	$21,088	$13,730	$9,408	$6,806

Per Common Share Data:
Basic:
Income before cumulative effect of change in accounting principle	$1.68	$1.12	$1.42	$0.82	$0.24
Cumulative effect of change in accounting principle	—	—	—	0.06	—

Net income	$1.68	$1.12	$1.42	$0.88	$0.24

Diluted:
Income before cumulative effect of change in accounting principle	$1.63	$1.10	$1.40	$0.80	$0.24
Cumulative effect of change in accounting principle	—	—	—	0.06	—

Net income	$1.63	$1.10	$1.40	$0.86	$0.24

Dividends per common share	$0.60	$0.40	$0.28	$0.21	$0.17

Book value per common share	$6.59	$5.64	$5.35	$4.21	$2.53

Weighted — Average Common Shares Outstanding:
Basic	107,907,699	107,861,415	107,697,114	100,786,932	94,247,343
Diluted	111,070,048	110,434,162	109,438,695	102,381,614	94,710,396

Common shares outstanding at end of period	107,908,862	107,903,912	107,774,022	107,573,252	95,384,552
(continues)

	Year ended December 31,
	2004	2003	2002	2001	2000
(Dollars in thousands, except for share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Selected Balance Sheet Data:
Cash and cash equivalents	$2,535,726	$954,722	$1,573,291	$594,385	$428,319
Securities held for trading	489,070	494,717	996,508	884,326	1,008,748
Securities available for sale	4,982,508	2,850,598	862,090	928,179	182,374
Securities held to maturity	2,301,695	1,641,435	960,766	866,503	1,558,313
Total loans(2)	6,670,206	5,172,223	4,348,148	3,585,681	2,593,208
Servicing assets, net	123,586	128,920	96,930	105,688	118,097
Total assets	17,835,662	11,755,228	9,346,613	7,569,956	6,196,267
Deposit accounts	3,643,080	2,971,272	2,217,211	1,669,909	1,303,525
Securities sold under agreements to repurchase	6,305,163	3,602,942	2,733,339	2,573,772	2,275,855
Advances from the Federal Home Loan Bank of NY (FHLB)	1,294,500	1,206,500	1,311,500	687,500	389,000
Loans payable	3,638,507	2,014,183	1,477,743	1,224,787	1,255,488
Notes payable	1,095,977	561,373	563,229	459,543	444,746
Total liabilities	16,551,045	10,572,866	8,542,234	6,992,281	5,830,588
Stockholders’ equity	1,284,617	1,182,362	804,379	577,675	365,679

Operating Data:
Loan production(3)	$5,466,000	$4,901,000	$3,707,000	$3,335,000	$2,630,000
Loan servicing portfolio(4)	14,264,000	12,690,000	11,242,000	10,006,000	8,805,000

Selected Financial Ratios:(5)(6)
Return on average assets	1.50%	1.37%	2.00%	1.40%	0.53%
Return on average common equity	30.20%	19.96%	30.74%	26.49%	10.03%
Dividend payout ratio for common stock	36.81%	36.36%	20.00%	24.42%	70.83%
Average equity to average assets	8.22%	8.91%	8.20%	6.56%	5.80%

(1)	See Note 23 of the consolidated financial statements for an explanation of the computation of income tax benefit and expense.

(2)	Includes loans held for sale.

(3)	In the past, Doral Financial included all loan purchases as part of loan production. However, in connection with the restatement of its financial statements, the Company decided to exclude wholesale loan purchases without the related servicing rights from loan production.

(4)	Includes $5.2 billion, $4.3 billion, $3.1 billion, $2.4 billion and $1.7 billion of loans owned by Doral Financial at December 31, 2004, 2003, 2002, 2001 and 2000, respectively, which represented 37%, 34%, 27%, 24% and 19%, respectively, of the total servicing portfolio as of such dates.

(5)	Return on Average Assets, Return on Average Common Equity and Dividend Payout Ratio for Common Stock based on income before cumulative effect of a change in accounting principle for 2001 would have been 1.31%, 24.71% and 26.25% respectively.

(6)	Average balances are computed on a daily basis, except for 2000, which are on a monthly basis.
     Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years in the period ended December 31, 2004 are as follows:

Year ended December 31,
	2004	2003	2002	2001	2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Ratio of Earnings to Fixed Charges
Including Interest on Deposits	1.33x	1.51x	1.57x	1.24x	1.09x
Excluding Interest on Deposits	1.42x	1.66x	1.72x	1.30x	1.10x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	1.27x	1.41x	1.50x	1.21x	1.06x
Excluding Interest on Deposits	1.33x	1.51x	1.62x	1.26x	1.08x

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
      The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the years in the five-year period ended December 31, 2004 is set forth below.

	Year ended December 31,
(In thousands)	2004 (As Restated)	2003 (As Restated)	2002 (As Restated)	2001 (As Restated)	2000 (As Restated)
Long-term obligations	$7,636,373	$5,126,788	$4,719,603	$2,991,578	$2,348,043
Cumulative preferred stock	$345,000	$345,000	—	—	—
Non-Cumulative preferred stock	$228,250	$228,250	$228,250	$124,750	$124,750
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Previously Issued Financial Statements
      The cumulative effect of the restatement through December 31, 2004 was a decrease in the Company’s retained earnings of $694.4 million, which includes a cumulative decrease of $508.1 million for 2002, 2003 and 2004 and $186.3 million related to periods prior to 2002.
      On a pre-tax basis, the cumulative effect of the restatement through December 31, 2004 was a decrease in Doral Financial’s retained earnings of $920.8 million, which includes a cumulative decrease of $680.5 million for 2004, 2003 and 2002 and $240.3 million related to periods prior to 2002. The cumulative decrease in income tax expense resulting from the restatement amounted to $226.4 million through December 31, 2004, which includes a cumulative decrease in the Company’s income tax expense of $172.4 million for 2004, 2003 and 2002, and of $54.0 million for periods prior to 2002.
      The restatement also resulted in a decrease in Doral Financial’s stockholders’ equity of $688.2 million and a decrease in Tier 1 capital of $591.7 million, or 35% is each case, as of December 31, 2004, compared to previously reported results.
Background to Restatement
     In August 2004, Doral Financial commenced an evaluation of its interest rate risk management practices (the “Risk Management Review”), which was initially directed at improving these practices. In connection with the Risk Management Review, Doral Financial engaged First Manhattan Consulting Group, New York, New York (“First Manhattan”), to assist in its evaluation. As part of the Company’s effort to determine and improve the efficiency of its hedging practices, the Risk Management Review included a review of the methodology used by Doral Financial to calculate the fair value of its portfolio of IOs. To value its IOs for financial reporting purposes, Doral Financial historically obtained two valuations from third parties, compared them to the valuation produced by its internal model, and recorded the IOs in its consolidated financial statements at the lowest of the three valuations. Doral Financial’s internal model projected an expected retained interest rate spread on the floating rate IOs based on existing 3-month LIBOR rates at the end of the reporting period (the “spot methodology”). The Risk Management Review revealed that in order to have an effective hedging program and adequately determine the value of its portfolio of floating rate IOs, Doral Financial should use, consistent with market practice, a model that assumes an expected interest rate spread based on implied forward LIBOR rates.
     After consulting with various financial institutions and other valuation experts, on April 19, 2005, subsequent to the original filing of Doral Financial’s annual report on Form 10-K for the year ended December 31, 2004, Doral Financial announced that the Audit Committee and the Board of Directors of the Company had concluded that it was necessary to correct the methodology used to calculate the fair value of Doral Financial’s portfolio of floating rate IOs for financial reporting purposes. As a result, the Audit Committee and the Board of Directors concluded that Doral Financial’s previously filed unaudited interim and audited consolidated financial statements for the periods from January 1, 2000 through December 31, 2004 should no longer be relied upon, and that its consolidated financial statements for some or all of the periods included therein should be restated (the “restatement”).
     Following this determination, Doral Financial’s management initiated an internal review of the Company’s books, records and accounting practices, under the oversight of the Audit Committee and with the assistance of outside consultants. The internal review extended beyond issues surrounding the valuation of Doral Financial’s portfolio of floating rate IOs, and as a result, the Company corrected the accounting of a number of items in addition to the methodology used to calculate the fair value of the portfolio of floating rate IOs.
     In addition to Doral Financial’s internal review, Latham & Watkins LLP (“Latham”), outside counsel for the Company’s independent directors and for the Audit Committee of the Board of Directors, conducted an independent investigation into certain matters surrounding the restatement. Latham engaged the accounting firm of Ernst & Young LLP to assist it in connection with the independent investigation. As further discussed below, the independent investigation determined that certain former members of senior management and the former director emeritus did not adequately fulfill their responsibilities and, in certain instances, took inappropriate actions that resulted in transactions or accounts not being properly recorded in the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004, 2003 and 2002.
     The independent investigation determined that certain executive officers of the Company, including the former chief executive officer and the former chief financial officer, had, as part of the Risk Management Review, been informed by First Manhattan that the market would value the IOs using implied forward LIBOR rates and that the spot methodology being used by the Company to internally value its floating rate IOs resulted in a valuation that was significantly higher than the valuation produced by First Manhattan, which incorporated implied forward LIBOR rates. This information, however, was not appropriately communicated to the Company’s governing bodies or independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), prior to the release of the Company’s financial results for the year ended December 31, 2004.
     The independent investigation also found that the process for obtaining the third-party IO valuations was flawed; the former treasurer, who was the principal point of contact with the institutions performing the third-party valuations, and the former director emeritus provided information orally about Doral Financial’s IOs that was not verified by the Company’s financial reporting process and may have improperly provided inaccurate information concerning the portfolio to these institutions. This process was not properly documented. During the internal investigation, Latham had limited access to the third parties who performed the IO valuations, and, as a result, could not determine why such third-party valuations were higher or similar to the valuations resulting from the Company’s spot methodology.
     The investigation also concluded that the process for determining the prepayment speed and discount rate assumptions for the internal IO valuation, which was principally conducted by the former chief financial officer and the former director emeritus, was not conducted in a systematic manner and was not adequately documented. In addition, for the fourth quarter of 2004, the process was not appropriately conducted in accordance with established policies, procedures and controls. In particular, the former chief financial officer and the former director emeritus used assumptions that were below the thresholds set forth in the Company’s controls and procedures without first seeking specific approval from the appropriate governing bodies within the Company. The investigation also concluded that the former chief financial officer and the former director emeritus became aware of but improperly failed to correct errors in the data used to determine the prepayment speed assumptions for the fourth quarter of 2004. As a result, the impairment charge to the Company’s IOs for 2004 included in the original filing of the Company’s annual report on Form 10-K for the year ended December 31, 2004 was significantly understated. This error was not communicated to the Company’s governing bodies or to PwC prior to the release of the Company’s annual report on Form 10-K for the year ended December 31, 2004.
     On August 17, 2005, after discussing the results of the investigation to date, the Board of Directors determined that the departures of Salomón Levis, former chief executive officer and member of the board, Ricardo Meléndez, former chief financial officer, Mario S. Levis, former treasurer, and David Levis, former director emeritus, from their positions were in the best interest of the Company. Accordingly, the Board of Directors asked for and accepted the resignations of Salomón Levis, Mario S.

Levis and David Levis. In addition, the Board of Directors asked for the resignation of Ricardo Meléndez. When that resignation was not tendered, Mr. Meléndez was terminated from his position at Doral Financial.
     In October 2005, new information came to the attention of the Audit Committee regarding the possible existence of certain recourse provisions in the Company’s mortgage loan sales to local financial institutions that were not captured by the Company’s financial reporting process. The Audit Committee promptly asked Latham to investigate this issue. On December 14, 2005, Latham informed the Audit Committee that, based on its investigation, it is likely that there were oral agreements or understandings between the former treasurer and the former director emeritus of the Company and FirstBank Puerto Rico, a wholly-owned banking subsidiary of First BanCorp (“FirstBank”), providing recourse beyond the limited recourse established in the written contracts. Based on an analysis of these findings and other evidence reviewed by the Company, the Company concluded that the mortgage loan sales to FirstBank did not qualify as sales under Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), because these sales did not satisfy the “reasonable assurance” standard of SFAS 140 regarding the isolation of assets in bankruptcy. In addition, the former treasurer entered into side letters guaranteeing the yield to the investor in connection with certain sales of IOs. Neither the oral recourse agreements or understandings nor the side letters were captured by the Company’s financial reporting process or communicated to the Audit Committee, PwC or the Company’s internal and external counsel. This resulted in the misapplication of GAAP to several transactions and had a material impact on the Company’s consolidated financial statements.
     In addition, on December 14, 2005, based on the results of the independent investigation, the Audit Committee decided to reverse a number of transactions, including a transaction occurring during the fourth quarter of 2004, involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transactions, were similar. The decision followed a determination that there was insufficient contemporaneous documentation to substantiate the business purpose for these transactions in light of the timing and similarity of the purchase and sale amounts and other terms of the transactions. For some periods, the gains on sale previously recorded in connection with such transactions had a material impact on the Company’s consolidated financial statements.
Internal Review
     The internal review conducted by the Company in connection with the restatement included evaluations, among others, of:
•	the accounting for mortgage loan sales to local financial institutions, including a number of transactions involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transaction, were similar;

•	the assumptions, models and data used in the valuation of the portfolio of IOs and servicing assets (“servicing rights” or “MSRs”) and the amortization of such assets;

•	the accounting for its derivative instruments and investment securities;

•	the methodology for determining the provision for loan and lease losses;

•	the accounting for mortgage loans held for sale, specifically the lower of cost or market valuation allowance;

•	the assumptions and processes used to calculate gains on sale of mortgage loans, including its estimated recourse obligation;

•	the accounting for certain defaulted loans;

•	the accounting for the recognition and deferral of loan origination fees and expenses;

•	the accounting for rent expense under operating leases;

•	the evaluation of other accounting estimates, including the allowance for bad debts and certain servicing-related activities; and

•	the materiality of previously identified immaterial unrecorded accounting errors.
     The internal review included the evaluation of information and a number of transactions from January 1, 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The internal review extended beyond issues surrounding the valuation of Doral Financial’s portfolio of IOs and the sale of mortgage loans to local financial institutions, and as a result the Company corrected the accounting of a number of items, such as the valuation of the Company’s MSRs. In certain instances, the restatement includes adjustments identified in previous audits but not considered at the time to be material.
     Doral Financial’s management believes that the scope of its internal review was sufficient to identify the issues of material nature that could affect Doral Financial’s consolidated financial statements. The ongoing SEC investigation, however, could result in Doral Financial having to amend its public disclosures further.
Internal Control Over Financial Reporting
     As part of the internal review, the Company’s management, including the current Chief Executive Officer and the current Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.
     To ensure that the principal factors that contributed to the need for the restatement are properly addressed, management is implementing a number of remediation efforts, under the direction and oversight of the Audit Committee of the Board of Directors. Doral Financial’s remediation efforts are specifically designed to address each of the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004, as identified by Doral Financial’s current management, and to enhance the Company’s overall corporate governance. For additional information regarding the material weaknesses in Doral Financial’s internal control over financial reporting and these remediation efforts see Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A.
Summary of Restatement Results
     The following table summarizes the key results of the restatement for each of the five years ending December 31, 2004.
Table A — Restated Financial Results for the Five Years Ended December 31, 2004

	Net Income			Diluted Earnings Per Common Share			Tier 1 Capital			Stockholders’ Equity
	(in thousands)			(in dollars)			(in thousands)(1)			(in thousands)
	As			As			As			As
Year Ended	Previously	As		Previously	As		Previously	As		Previously	As
December 31,	Reported	Restated	Change (%)	Reported	Restated	Change (%)	Reported	Restated	Change (%)	Reported	Restated	Change (%)
2004	$489,625	$214,794	(56%)	$3.95	$1.63	(59%)	$1,705,733	$1,113,987	(35%)	$1,972,769	$1,284,617	(35%)
2003	321,299	142,138	(56%)	2.70	1.10	(59%)	1,471,132	1,114,143	(24%)	1,592,440	1,182,362	(26%)
2002	220,968	166,882	(24%)	1.89	1.40	(26%)	945,262	744,132	(21%)	1,044,971	804,379	(23%)
2001	143,851	97,709	(32%)	1.31	0.86	(34%)	765,320	532,791	(30%)	762,120	577,675	(24%)
2000	84,656	29,428	(65%)	0.82	0.24	(71%)	493,139	336,476	(32%)	505,710	365,679	(28%)

(1)	See “— Effects of Restatement on Balance Sheet and Regulatory Capital,” below, for more information.
      Effects of Restatement on Income. Doral Financial’s restated net income reflects a significant decrease from previously reported earnings, as well as an increased volatility from quarter to quarter when compared to previously reported earnings. The reduction in restated net income from 2002 through 2004 reflects primarily reduced gains on sale of mortgages resulting from the Company’s decision to recharacterize as secured borrowings the transfer of certain mortgage loans to local financial institutions and the sensitivity of Doral Financial’s earnings to changes in short-term interest rates, especially in the value of its portfolio of IOs. The previous IO valuation model did not accurately reflect Doral Financial’s sensitivity to interest rates. That model resulted in higher gains on sale realized from loan sales giving rise to IOs and lower reductions in the value of the IOs.

In addition, through the restatement periods, transfers the Company’s derivative hedging program was not adequately aligned to the sensitivity of Doral Financial’s balance sheet interest rate risk, which resulted in losses in the Company’s derivatives portfolio that were not offset by corresponding gains on other assets.
     The cumulative effect of the restatement through December 31, 2004 was a decrease to Doral Financial’s retained earnings of $694.4 million, which includes a cumulative decrease of $508.1 million for 2004, 2003 and 2002. The cumulative effect of the decision to recharacterize certain mortgage loan transfers to local financial institutions as secured borrowings rather than sales on Doral’s pre-tax income through December 31, 2004 was a decrease of $595.5 million. The cumulative effect of changes in the value of Doral Financial’s IOs, as a result of corrections in the valuation methodology, the underlying data and certain reclassification of retained assets, on Doral Financial’s pre-tax income through December 31, 2004 was a decrease of $283.1 million. For additional information regarding these mortgage loans sales to local financial institutions and the valuation model and carrying value of Doral Financial’s IOs, please refer to Note 1 “— Restatement of Previously Issued Financial Statements — Recharacterization of Mortgage Loans Sale Transactions as Secured Borrowings” and “— Valuation of IOs” to the accompanying audited consolidated financial statements.
     Effects of Restatement on Risk Management Measures. In connection with the restatement, Doral Financial has enhanced its policies and procedures to identify and manage various risks to the Company, specifically those related to interest rate, operational and liquidity risk. Doral Financial’s management has identified interest rate risk as the primary risk facing the Company. See “— Risk Management,” below, for a description of Doral Financial’s interest rate risk management policies and procedures.
     Effects of Restatement on Balance Sheet and Regulatory Capital. Doral Financial’s total assets as restated reflect a significant increase in loans as a result of the recharacterization of certain mortgage loan transfers with local financial institutions that did not meet the provisions of SFAS 140 for sale accounting. Also, Doral Financial’s loans portfolio increased due to a misapplication of SFAS 140 related with the Company’s unconditional option to repurchase certain delinquent loans under the GNMA securitization program. An offsetting liability was recognized for both GAAP corrections.
     As of December 31, 2004 and after giving effect to the restatement, each of Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Company’s banking subsidiaries are considered to be “well-capitalized” under prompt corrective action provisions. Set forth below are Doral Financial’s, and its banking subsidiaries’, regulatory capital ratios (as previously reported and restated) as of the end of 2004, 2003 and 2002, based on existing Federal Reserve, FDIC and OTS guidelines. See “— Regulatory Capital Ratios,” below, for additional information regarding Doral Financial’s regulatory capital ratios.

Table B — Regulatory Capital Ratios

	As of December 31,
	2004	2003	2002
Regulatory capital ratios (as previously reported)
Total Capital:
Doral Financial Corporation	18.9%	22.7%	14.9%
Doral Bank PR	22.1%	18.6%	13.6%
Doral Bank NY	21.5%	23.7%	21.9%

Tier 1 Capital:
Doral Financial Corporation	18.5%	22.3%	14.6%
Doral Bank PR	21.4%	17.9%	13.2%
Doral Bank NY	21.2%	23.5%	21.8%

Leverage Ratio:
Doral Financial Corporation	11.8%	14.6%	12.0%
Doral Bank PR	5.7%	6.5%	7.1%
Doral Bank NY	8.5%	9.2%	8.2%

Regulatory capital ratios (as restated)
Total Capital:
Doral Financial Corporation	14.8%	19.8%	12.2%
Doral Bank PR	20.6%	18.6%	13.6%
Doral Bank NY(1)	21.5%	23.7%	21.9%

Tier 1 Capital:
Doral Financial Corporation	14.4%	18.7%	12.1%
Doral Bank PR	19.9%	17.9%	13.2%
Doral Bank NY(1)	21.2%	23.5%	21.8%

Leverage Ratio:
Doral Financial Corporation	6.8%	9.7%	8.3%
Doral Bank PR	5.5%	6.5%	7.1%
Doral Bank NY(1)	8.5%	9.2%	8.2%

(1)	For purposes of regulatory capital requirements, and in agreement with the OTS, any restatement adjustment for Doral Bank NY will be reflected in the banking subsidiary’s regulatory reports on a prospective basis. Any such adjustment is not expected to be material.
     Summary of Accounting Adjustments by Category
     Doral Financial has classified the accounting practices and related adjustments that were affected by the restatement into six categories. This classification involves subjective judgments by management, and particular accounting errors may fall within more that one category. For a more detailed description of the accounting adjustments by category, see Note 1 “—Restatement of Previously Issued Financial Statements — Summary of Accounting Adjustments by Category” to the accompanying audited consolidated financial statements. The cumulative impact of the changes to retained earnings through December 31, 2004 is summarized as follows:

Table C — Summary of Cumulative Increase (Decrease) to Retained Earnings Through December 31, 2004

Cumulative Increase
(Decrease) of Retained
Earnings Through
(In thousands)	December 31, 2004
Pre-tax Restatement Adjustments:
Recharacterization of mortgage loans sale transactions as secured borrowings	$(595,525)
Valuation of IOs	(283,082)
Accounting for servicing assets	(23,144)
Accounting for derivative instruments and investment securities	(24,381)
Allowance and provision for loan and lease losses	7,195
Other accounting adjustments	(1,863)

Total pre-tax restatement adjustments	(920,800)
Tax impact of restatement adjustments	226,396

Total retained earnings and legal surplus impact	$(694,404)

     Recharacterization of mortgage loans sale transactions as secured borrowings
     Doral Financial’s core business is the origination, purchase, securitization and sale of FHA, VA, conventional conforming and non-conforming mortgage loans, the issuance and sale of mortgage-backed securities, and the holding of mortgage loans for investment.
     On December 14, 2005, Latham informed the Audit Committee that, based on their investigation, it is likely that there were oral agreements or understandings between the former treasurer and the former director emeritus of the Company and FirstBank providing recourse beyond the limited recourse established in the written contracts. Based on the analysis of these findings and other evidence reviewed by the Company, the Company concluded that certain transfers of mortgage loans to FirstBank since 2000 did not meet the requirements for sale accounting under SFAS 140, because these sales did not satisfy the reasonable assurance standard of SFAS 140 regarding the isolation of assets in bankruptcy. Accordingly, the Company recorded such transactions as loans payable secured by mortgage loans and reversed the gains previously recognized on these transactions. This decision resulted in the Company recharacterizing approximately $4.0 billion in mortgage loan transactions.
     The Company also recharacterized as secured borrowings certain transfers of mortgage loan with full recourse provisions covering the sale of approximately $270.6 million in mortgage loans effected prior to 2000 with other local financial institutions.
     In addition, the Company decided to reverse a number of mortgage loan sales involving the generally contemporaneous purchases and sales of mortgage loans from and to other local financial institutions where the amounts purchased and sold, and other terms of the transactions, were similar. These include transactions during the fourth quarter of 2004 covering the purchase and sale of approximately $200.1 million in mortgage loans with a local financial institution, as well as transactions covering the purchase and sale of approximately $646.8 million of mortgage loans during 2000 and 2001 with other local financial institutions. The Company’s Audit Committee determined that there was insufficient contemporaneous documentation to substantiate the business purpose for these transactions, in light of the timing and similarity of the purchase and sale amounts and other terms of the transactions. Accordingly, the Company reversed the gains previously recognized with respect to these sales and recorded the transactions as loans payable secured by mortgage loans. Also, the mortgage loans purchases that were previously reported as purchases of residential mortgage loans are now reflected as commercial loans secured by mortgages. The revised classification of these purchases as commercial loans did not result in the need for additional loan loss reserves.
     Except with respect to the generally contemporaneous and pre-2000 transactions referred to the above, the Company, after a thorough review of its loan sale contracts, concluded that the mortgage loan transfers to Banco Popular, Banco Santander Puerto Rico and Westernbank Puerto Rico continue to qualify for sales treatment under SFAS 140. Although these institutions have historically accounted for these transactions as sales, on February 20, 2006, Westernbank publicly announced that it had determined to reverse the accounting for these transactions because it received an opinion concluding that these transactions do not constitute “true sales.” Subsequent to this announcement, the Company reassessed the accounting treatment of its transactions with Westernbank and, as part of such reassessment, obtained an independent opinion concurring with a previously obtained “true sale” opinion with respect to these transactions. As part of its internal review, Doral Financial also obtained confirmations from these institutions regarding the terms of the transactions.
     Valuation of IOs
     Doral Financial routinely securitizes or sells in bulk residential mortgage loans into the secondary market. FHA-insured and VA-guaranteed loans are generally securitized into GNMA mortgage-backed securities and conventional mortgage loans are generally sold to FNMA, FHLMC or sold in bulk to financial institutions, for cash or exchanged for FNMA- or FHLMC-issued mortgage-backed securities. As a result of this process, Doral Financial generally retains servicing rights and may recognize IOs.
     IOs represent the estimated present value of the cash flows, retained by Doral Financial, that are generated by the underlying fixed-rate mortgages (as adjusted for expected losses and prepayments, as well as by the estimated market value of any embedded caps, if applicable) after subtracting: (1) the interest rate payable to the investor, and (2) a contractual servicing fee. The contractual rate payable to investors can be either fixed or variable, while the underlying mortgages generate interests at a fixed rate. When the contractual rate payable to investors is variable, Doral Financial is required to pay to the investor a floating rate based on a spread over the 3-month LIBOR, which resets quarterly. Generally, the mortgage loan sale contracts with a variable contractual rate are subject to either interest rate caps or calls that are set at or below the weighted-average coupon (less the servicing fee) of the underlying mortgages loans. For a very small portion of the portfolio, the contracts are also subject to a floor or minimum rate. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition.
     As part of the internal review, Doral Financial determined that the previous IO valuation was not a proper indication of fair value and corrected its methodology for the valuation of its IOs based on the following factors:
•	Use of implied forward LIBOR rates;

•	Market-based prepayment and discount rate determination methodology; and

•	Separate valuation of elements of the IO, including variable or fixed spread, as well as caps and floors.
     As part of its internal review, Doral Financial concluded that to properly estimate the value of its portfolio of floating rate IOs, for financial reporting purposes, the valuation model used by the Company should be based on implied LIBOR rates derived from the forward yield curve at the date of the valuation. In addition, to determine prepayment and discount rates, Doral Financial determined to base its analysis on information derived from publicly available market sources. For example, Doral Financial’s new IO valuation model establishes prepayment assumptions by reference to prepayment forecasts published on Bloomberg by a predetermined number of mortgage-backed securities dealers. These forecasts are then adjusted using a regression analysis designed to correlate the prepayment experiences of the mortgage loans underlying Doral Financial’s IOs to a generic pool of U.S. mainland FNMA mortgages. In addition, to calculate discount rates, Doral Financial uses a zero volatility spread (“Z-spread”) approach, which is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. Doral Financial obtains the Z-spread from major investment banking firms. Accordingly, the prepayment assumptions and discount rates incorporated into Doral Financial’s valuation model will no longer incorporate management’s assumptions regarding the future, but will be based on publicly available and independently verifiable market benchmarks and statistically derived relationships. For additional information relating to the valuation of Doral Financial’s IOs and its effects on Doral Financial’s consolidated financial statements, see Note 1 “—Restatement of Previously Issued Financial Statements — Valuation of IOs” to the accompanying audited consolidated financial statements and Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A.
     Accounting for Servicing Assets
     MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. In the past, Doral Financial determined the initial fair value of its servicing assets based on prices paid for comparable servicing assets. Doral Financial also received a third party economic valuation for the portion of the servicing assets related to the FNMA, FHLMC and

GNMA servicing portfolios. The economic valuation combined the use of a discounted cash flow model and internally generated economic and portfolio behavior assumptions. In the case of the Company’s servicing assets related to non-conforming mortgage loans, the Company incorrectly extrapolated the value from the third party valuations obtained for the conforming loans.
     As part of the restatement, Doral Financial decided to correct the valuation of its of MSRs based on the following factors:
•	The reclassification of some of its retained assets between a servicing assets and IOs;

•	The recharacterization of certain mortgage loans sales as secured borrowings; and

•	The use of a market valuation instead of an economic valuation approach.
     As part of its internal review, Doral Financial determined, based on industry’s standard practices and SFAS 140, that a market valuation approach rather than an economic valuation approach was a better measure of fair value for the Company’s servicing assets. Under a market valuation approach, the fair value of the servicing assets is determined based on a combination of market information, such as trading activity, benchmarking of servicing assets and cash flow modeling. As a result, Doral Financial engaged Mortgage Industry Advisory Company (MIAC) to perform a market valuation of the entire servicing assets portfolio, including its government-guaranteed, conventional conforming and non-conforming mortgage related portfolios. See Note 1 “—Restatement of Previously Issued Financial Statements — Accounting for Servicing Assets” to the accompanying audited consolidated financial statements, for a description regarding the adjustments in the valuation of Doral Financial’s MSRs.
     Accounting for Derivative Instruments and Investment Securities
     As part of its ongoing risk management activities, Doral Financial uses derivatives to manage interest rate risk. As part of the restatement process, the Company reviewed its accounting for derivatives and concluded that it had not adequately recognized forward contracts that meet the definition of a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain mortgage loans purchases and the simultaneous sale and securitization agreement entered into with a third party. As a result, Doral Financial corrected the previous accounting for these particular transactions to recognize the derivative instrument at execution and changed the cost basis of the resulting mortgage pools. Also, during 2001, the Company concluded that it had not adequately measured the fair value of certain over-the-counter (“OTC”) derivatives considered as economic hedges of certain securities available for sale during 2000. During 2000, the unrealized gain or loss had been computed by comparing the strike price of the option with the cost of the inventory position under the assumption that such instruments would eventually be exercised. This was not in compliance with GAAP, which requires that the Company mark to market such derivatives for the determination of any gain or loss. At that time, the Company proceeded to correct this issue prospectively. As part of the restatement process, Doral Financial changed the previous accounting for these instruments to reflect the actual market value of the instruments in 2000 and the reversal effect in 2001, when the derivatives positions were closed. This correction did not have any effect on Doral Financial’s consolidated financial statements for the three-year period ended December 31, 2004.
     As part of the internal review, Doral Financial reviewed the fair value of its investment securities, primarily focusing on residual interests on collateralized mortgage obligations (“CMOs”) and Puerto Rico tax-exempt GNMA securities. The review of the Company’s CMO residuals revealed that throughout the restatement period, the recorded values of these securities, which had been provided by an external broker-dealer, were incorrect. During the restatement period, Doral Financial received broker quotations indicating a price of par for its CMO residual interests. Subsequently, Doral Financial developed an internal cash flow model to value its residual CMOs.
     Doral Financial’s review of the valuation of the tax-exempt GNMA securities focused on such instrument’s preferential tax status in Puerto Rico and its effect on pricing and liquidity. Because of their preferential tax status in Puerto Rico, tax-exempt GNMAs held by Doral Financial cannot be valued directly by reference to market quotations for U.S. GNMA securities with similar characteristics. The Company previously, because of market capacity concerns given the size of the portfolio, reduced the quotations received from broker-dealers in Puerto Rico under the assumption that if the Company had to sell the entire portfolio, it would only be able to sell the portfolio in the U.S. market at U.S. prices. Consequently, the Company established a reserve for a contingency against such event. Based on the review of relevant accounting pronouncements, the Company concluded that the utilization of a reserve account for its tax-exempt GNMA securities was a misapplication of GAAP. Under relevant accounting pronouncements, a liquidity reserve can only be created if it is probable (likely to occur) that Doral Financial would liquidate the tax-exempt GNMAs portfolio. Based on the review of this matter, the Company concluded that such an event was not probable and thus there was not a need to establish a reserve.
     The reassessment of the valuation of Doral Financial’s tax-exempt GNMAs did not have a cumulative effect on Doral Financial’s pre-tax income through December 31, 2004, but did have an impact on specific prior periods.
     Allowance and Provision for Loan and Lease Losses
     As part of the internal review, Doral Financial evaluated the accounting for its portfolio of loans classified as held for sale. Most of the residential mortgage loans originated by Doral Financial’s mortgage banking units are classified as held for sale because the Company intends to sell these loans in the ordinary course of business. Historically, Doral Financial also maintained an allowance to account for probable credit losses associated with loans repurchased in connection with recourse obligations and for general delinquency associated with its loans held for sale portfolio. Such allowance was measured, accounted for and reported as part of the Company’s allowance for loan and lease losses. As part of the internal review, Doral Financial concluded that the allowance resulted in a book basis for its mortgage loans held for sale that was below the lower-of-cost-or-market and, therefore, was not in accordance with the provisions of SFAS 65, “Accounting for Certain Mortgage Banking Activities” (“SFAS 65”).
     Other Accounting Adjustments
     In addition to the accounting practices and adjustments described above, Doral Financial also reviewed other areas which resulted in adjustments to the Company’s consolidated financial statements.
     Lower-of-cost-or-market valuation allowance. According to SFAS 65, mortgage loans held for sale should be reported at the lower-of-cost-or-market value, determined as of the reporting date. The amount by which cost exceeds market value shall be accounted for as a valuation allowance. Changes in the valuation allowance shall be included in the determination of net income for the period in which the change occurs. As part of its internal review, the Company reassessed all lower-of-cost-or-market-related analyses performed during the restatement period and corrected the previous analyses by including credit risk as an additional factor in determining the appropriate valuation allowance.
     The reassessment of the methodology of calculating the lower-of-cost-or-market valuation revealed that, based on the characteristics of the portfolio and the economic environment, there was no need of recognizing any lower-of-cost-or-market allowance as of the end of any of the periods being restated and the Company proceeded to reverse all charges recorded during the restatement period.
     Obligation for loans sold with recourse. Mortgage loans that do not qualify for the insurance or guarantee programs of FHA and VA, respectively, or the sale or exchange programs of FNMA or FHLMC (collectively, “non-conforming loans”) are often sold to investors on a partial recourse basis. This means that Doral Financial is contractually obligated to repurchase, at the option of the counterparty, loans that become delinquent, up to predetermined levels. In the past, Doral Financial recorded its recourse obligation assuming that it would be required to repurchase defaulted loans and computed additional charges to its recourse obligation by applying the same methodology used to determine the allowance for loan losses for its on-balance sheet loan portfolio. As part of its internal review, the Company reassessed the methodology used by it to recognize the fair value of its recourse obligations and decided to correct its prior methodology, which was a misapplication of GAAP. Doral now computes this amount by estimating the amount that it would be required to pay a third party in order to be relieved of its recourse obligations under the contracts.
     Accounting for certain defaulted loans. The GNMA securitization program gives Doral Financial, as servicer, the right to repurchase individual delinquent loans that meet certain criteria. Historically, Doral Financial accounted for these loans in its portfolio at the repurchase date. As part of the internal review and according to SFAS 140,

Doral Financial concluded that the buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. Under SFAS 140, Doral Financial is deemed to regain effective control of these loans at the time this option becomes unconditional and at such time, the delinquent loans must be recorded as Company assets (an offsetting liability would also be recorded), regardless of whether Doral Financial intends to exercise the buy-back option.
     Accounting for deferral and recognition of origination fees and costs. As part of the restatement process, Doral Financial reevaluated the methodology used to measure origination fees and costs associated with the Company’s loan production, in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), which establishes the accounting treatment for nonrefundable fees and costs associated with lending, committing to lend or purchasing loans. The internal review revealed that throughout the restatement period, the methodology used was not sufficiently sophisticated in order to consider the growth in size and the complexity of Doral Financial’s loan portfolio. Accordingly, Doral Financial concluded that in order to comply with SFAS 91, it needed to correct the methodology for deferring and amortizing loan origination fees and costs, including but not limited to segregating each of its loan portfolios by loan type and analyzing such portfolios on an individual basis.
     Accounting for rent expense under operating leases. Doral Financial also reassessed the accounting policies and practices used in its accounting for leases. Specifically, Doral Financial reviewed the process used to measure the rental charges recorded in its operating lease agreements and concluded that it was not in accordance with SFAS 13 “Accounting for Leases” (“SFAS 13”). Based on its internal review, Doral Financial determined that in accordance with the provisions of SFAS 13, the Company should have recognized rent expense by applying a straight-line method on operating leases with fixed-rate rent escalation clauses. This method requires the lessee under a lease agreement to record as expense an amount equal to the total rental payments paid over the term of the lease (including lease renewals that are “reasonably assured”) on a straight-line basis.
     Miscellaneous adjustments. In addition to the adjustments described above, Doral Financial identified other accounting policies and practices that require additional adjustments and reclassifications.
     The cumulative effect of all these other adjustments and reclassifications described above was a decrease in pre-tax income of $1.9 million through December 31, 2004.
     Income Taxes.
     As a result of the restatement, Doral Financial’s cumulative income tax expense was reduced by approximately $172.4 million for the years ended December 31, 2004, 2003 and 2002, and $54.0 million for periods prior to 2002. This cumulative reduction results principally from decreases in deferred taxes.
     See Note 1 “—Restatement of Previously Issued Financial Statements — Other Accounting Adjustments” and Note 23 “Income Taxes” to the accompanying audited consolidated financial statements, for additional details regarding Doral Financial’s income taxes and other accounting adjustments.
Executive Overview
     Doral Financial’s consolidated financial statements, as restated, reflect significantly lower net income for the three-year period ended December 31, 2004, than previously reported. During 2004, Doral Financial’s net income amounted to $214.8 million, compared to $142.1 million for 2003, and consolidated earnings per diluted share were $1.63 for 2004, compared to $1.10 for 2003. The pre-tax income results for 2004, which decreased to $129.3 million, compared to $166.1 million for 2003, were adversely affected by the continuing impact of rising short-term interest rates on Doral Financial’s net income. During 2004, Doral Financial obtained a return on average assets of 1.50% compared to 1.37% for 2003 and a return on common equity of 30.20% for 2004 compared to 19.96% for 2003.
     Net income for 2004 includes an income tax benefit of approximately $85.5 million resulting from certain tax planning strategies effected by Doral Financial.

On August 22, 2004, local legislation was enacted to provide a temporary reduction in the long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004, through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004, the Company entered into an agreement with the local taxing authority to accelerate the realization of long-term capital gains that had been deferred for tax purposes. The sale yielded a tax benefit of $146.1 million. This income tax benefit represents the difference between the deferred tax liability accrued on the IOs and the long-term capital gain tax rate of 6.25% and the creation of a deferred tax asset based on the difference between the IO tax basis ($536.6 million) and the restated book value ($49.1 million). Without the tax benefit noted above and assuming an effective tax rate of 20%, Doral Financial’s net income and diluted earnings per share as of December 31, 2004 would have been $103.4 million and $0.63, respectively, and its return on average assets and average common stockholders’ equity for such period would have been 0.72% and 11.67%, respectively.
      During 2004, net interest income was Doral Financial’s principal source of revenues. Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Net interest income increased by 42% during 2004 compared to 2003. For additional information refer to Table E — Net Interest Income Variance Analysis, under “Consolidated Results,” below. The increase was driven by an increase in the Company’s average interest-earning assets, which increased by 38% compared to 2003. A significant portion of this increase was recorded in Doral Financial’s banking subsidiaries, which ended the year with $9.2 billion in average interest-earning assets and contributed approximately 54% of Doral Financial’s consolidated net interest income.
      Net gains from mortgage loan sales and fees, the Company’s second most significant source of revenues during 2004, was adversely affected by the rise in short-term interest rates and the flattening of the yield curve. For the year ended December 31, 2004, Doral Financial’s net gain on mortgage loan sales and fees was $83.6 million compared to $94.7 million for 2003, a decrease of approximately 12%. The average gain on loan sales margin decreased to 3.30% for 2004 compared to 4.10% for 2003. The volume of loans sales and securitizations was $2.5 billion for 2004, compared to $2.3 billion for 2003. Loan production, which Doral Financial now defines as internal originations and loan purchases with the related servicing rights, experienced approximately a 12% increase during 2004. The volume of loan production by Doral Financial during 2004 and 2003 was approximately $5.5 billion and $4.9 billion, respectively.
      Doral Financial’s net gain (loss) on securities held for trading, which include realized and unrealized gains or losses on its securities held for trading, including IOs, as well as on options, futures contracts and other derivatives used for interest rate risk management purposes, resulted in a loss of $105.0 million for 2004 compared to a loss of $22.4 million for 2003. The net loss on securities held for trading experienced during 2004 was principally due to realized and unrealized losses with respect to derivative instruments undertaken for risk management purposes. In the past, Doral Financial’s interest rate risk management program was designed to protect the value of the Company’s assets and income from substantial increases in long-term interest rates that cannot be absorbed in the normal course of business and was not adequately aligned to the sensitivity of the Company’s assets and liabilities to interest rate changes. As the yield curve flattened during the latter part of 2004, the Company experienced losses on the value of its derivatives as part of its trading activities.
      Doral Financial also earns revenues from the sale of securities in which it invests. During 2004, net gain on sale of securities classified as available for sale amounted to $12.0 million, compared to $5.5 million in 2003, an increase mostly related to an increased volume of sales.
      Net servicing loss for 2004 was approximately $2.7 million compared to a gain of $21.2 million for 2003. The decrease in net servicing income was principally due to increased impairment charges resulting from a decline in the estimated fair value of Doral Financial’s MSRs, driven by a slight decrease in mortgage rates during 2004. In 2003, as a result of the increase in interest rates and the associated decrease in anticipated prepayment rates, Doral Financial recovered $24.0 million from its MSR valuation allowance. In 2004, as rates remained constant and anticipated prepayment rates increased slightly from December 2003, Doral Financial recorded net impairment charges of $8.1 million through a higher impairment valuation allowance. Doral Financial recorded total amortization and impairment charges of $37.4 million during 2004, compared to $10.7 million for 2003.
      As Doral Financial continues to develop as a diversified financial institution, its fee-based income has continued to increase. Commissions, fees and other income increased by 42% to $32.3 million for 2004, compared to $22.8 million for 2003. Fees earned in retail banking and insurance agency operations were largely responsible for this increase.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements (as restated) are appropriate given the factual circumstances as of December 31, 2004. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.
      Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Note 3 to Doral Financial’s consolidated financial statements contains a summary of the most significant accounting policies followed by Doral Financial in the preparation of its financial statements. The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are those relating to the assumptions underlying the valuation of its MSRs, IOs and income taxes.
Fair Value Measurement
      The measurement of fair value is fundamental to the presentation of Doral Financial’s financial condition and results of operations. Fair value is defined under GAAP as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. GAAP indicates that fair value must be based on observable (for example, quoted) market prices. If observable market prices are not available, the techniques management uses for estimating fair value measurements should incorporate assumptions that individuals in the market would use. If that information is not available, then GAAP permits an entity to use its own assumptions, as long as there is no indication that the market would use a different assumption. Doral Financial recognizes many of its financial instruments at fair value in the Consolidated Statements of Financial Condition, with changes in these fair values recognized as gains and losses in the Consolidated Statements of Income or deferred, net of tax, in Accumulated Other Comprehensive Income (“AOCI”).
      Set forth below is a summary of Doral Financial’s sources of fair value for its investment securities, held in the securities held-for-trading and available-for-sale portfolios as well as its derivatives, retained interests and mortgage loans held for sale as of December 31, 2004:

	Carrying Amount
		Prices
	Prices	Provided	Internal	External
	Actively	By Dealer	Valuation	Valuation
(In thousands)	Quoted	Quotes	Models	Models
Tax-exempt GNMAs	$—	$266,380	$—	$—
Collateralized Mortgage Obligations	—	—	2,513	—
Puerto Rico government obligations	—	5,444	—	—
Mortgage-backed, U.S. Treasury and U.S. government sponsored agency securities	4,917,832	138,395	—	—
Derivative instruments	(6,527)	12,199
Other investment securities	—	22	—	—
IOs	—	—	127,361	—
MSRs	—	—	—	123,586
Mortgage loans held for sale(1)	4,922,507	—	—	—

	$9,833,812	$422,440	$129,874	$123,586

(1)	Derived from prices of actively traded mortgage-backed securities.
      Fair value affects Doral Financial’s earnings in a variety of ways. For certain financial instruments that are carried at fair value (such as securities held-for-trading, including IOs and derivative instruments), changes in fair value are recognized in current period earnings as net gain (loss) on securities held-for-trading. For securities available-for-sale, changes in fair value are generally deferred, net of tax, in AOCI, a component of stockholders’ equity. The deferred gains and losses in AOCI, initially measured at fair value, are recognized in earnings over time when the securities are sold or when impairments are recognized. In addition, impairments of mortgage loans held for sale are recognized in earnings through lower-of-cost-or-market valuation adjustments. Finally, impairments or recoveries of MSRs are recognized in earnings through an impairment allowance as part of servicing income.
      The estimation of fair values reflects Doral Financial’s judgment regarding appropriate valuation methods and assumptions. The selection of a method to estimate fair value for each type of financial instrument depends on both the reliability and availability of relevant market data. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as type of instrument, the liquidity of the markets for the instrument and the contractual characteristics of the instrument.
      For financial instruments with active markets and readily available market prices, Doral Financial estimates fair values based on independent price quotations obtained from third parties, including dealer quotes or direct market observations. Dealer quotes are prices that are obtained from third-party dealers that generally make markets in the relevant products. The quoted price is an indication of the price at which the dealer would consider transacting in normal market conditions. Market observable prices are prices that are retrieved from sources in which market trades are executed, such as electronic trading platforms.
      Certain instruments, such as the Company’s portfolio of IOs, are not actively traded and, therefore, fair value is based on valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. See “Retained Interest Valuation,” below, for additional details.
Gain on Mortgage Loan Sales
      The Company generally securitizes or sells in bulk a significant portion of the residential mortgage loans it originates. FHA and VA loans are generally securitized into GNMA mortgage-backed securities and held as trading securities. After holding these securities for a period of time, Doral Financial sells these securities for cash. Conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors or exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells for cash through broker-dealers. The Company generally attempts to sell mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) in bulk as part of mortgage loan pools to local financial institutions or in other negotiated transactions with financial institutions or government-sponsored agencies.

     As part of its mortgage loan sale activities, Doral Financial generally retains the right to service the mortgage loans it sells and to retain compensation thereon. In connection with the sale of fixed non-conforming mortgage loan pools, Doral Financial may also retain the right to receive any interest payments on such loans above the contractual pass-through rate payable to the investor, which is generally a variable rate based on a spread over the 3-month LIBOR. In substance, pursuant to these agreements, the Company sells its legal rights to the mortgage loans to the counterparty and enters into agreements that effectively change the cash flow associated with the underlying mortgage loans. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the carrying value of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool and its allocated cost after allocating a portion of the cost to the retained interests, and, in the case of loan sales with recourse provisions, the recourse obligation assumed by the Company.
     Below is a hypothetical example of the operation of this accounting principle based on a sale of loans with recourse with a carrying amount of $48.0 million:

			Allocated
		Percentage of	Carrying
(Dollars in thousands)	Fair Value	Total Fair Value	Amount
1. Allocation of carrying amount based on relative fair values:

Loans sold	$47,000	95.5%	$45,840
MSRs	493	1.0%	480
IOs	1,722	3.5%	1,680

Total	$49,215	100.0%	$48,000

2. Gain on sale calculation:

Net proceeds from sale of loans	$47,000
Carrying amount of loans sold	(45,840)
Recourse obligation assumed	(280)

Gain on sale	$880

3.	Doral Financial retains MSRs and IOs with a carrying amount of $480,000 and $1.68 million, respectively, and recognizes a recourse obligation of $280,000. Simultaneously, the allocated carrying amount of the IOs, which are classified as securities held for trading, will be adjusted to its fair value of $1.72 million.
     If in a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in transferred assets), Doral Financial has not surrendered control over the transferred assets according to the provisions of SFAS 140, Doral Financial accounts for the transfer as a secured borrowing (loan payable) with pledge of collateral.
Retained Interest Valuation
     Doral Financial’s sale and securitization activities generally result in the recording of one or two types of retained interests; MSRs and IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, and in certain cases, less any corresponding guarantee fee. In addition, MSRs may entitle the servicer, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. MSRs are classified as servicing assets in Doral Financial’s Consolidated Statements of Financial Condition.
     IOs represent the estimated present value of the cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for expected losses and prepayments, as well as by the estimated market value of any embedded cap, if applicable) after subtracting: (1) the interest rate payable to the investor, and (2) a contractual servicing fee. The contractual rate payable to investors is generally a variable rate based on a spread over the 3-month LIBOR that resets quarterly, while the underlying mortgages generate interest at a fixed rate. In certain cases, the interest rate payable to the investors is fixed. Generally, the loans sold under a floating rate arrangement are subject to interest rate caps or calls set at or below the weighted-average coupon (less the servicing fee) on the pools of loans and to a lesser extent based on a spread above the initial contractual pass-through rate at the time of sale, which does not exceed the weighted-average coupon on the loans. As of December 31, 2004, the carrying value of the IOs of $127.4 million is related to $1.9 billion of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition.
     Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be readily determined because they are not traded in active securities markets. In the past, Doral Financial determined the initial fair value of its MSRs based on a market valuation received from a third party adjusted to account for the effects of the difference between the actual market value and the relative fair value. Doral Financial calculated this adjustment based on the carrying amount of the loans sold (adjusted for the deferred fees and costs related to loan origination activities) and the fair value of the MSRs. As part of the restatement process, Doral Financial has retained MIAC to provide a market valuation of its MSRs for its entire servicing portfolio (governmental, conforming and non-conforming portfolios), which is calculated stratifying the portfolio by predominant risk characteristics – loan type and coupon. Under a market valuation approach, the fair value of the servicing assets is determined based on a combination of market information, such as trading activity, benchmarking of servicing assets and cash flow modeling. Once MSRs have been recorded, they must be periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs falls below its carrying value. If MSRs are impaired, the impairment is recognized in current period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSR subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. As of December 31, 2004, the MSR impairment valuation allowance was $12.4 million. Doral Financial has also engaged MIAC to prepare an other-than-temporary impairment analysis to evaluate whether a loss in the value of the MSRs, if any, was permanent or not. If impairment is deemed to be other-than-temporary, the valuation allowance is applied to reduce the cost basis of the MSRs.
     The amortization of the MSRs is based on an income forecast cash flow method. The income forecast method is based on the forecasted cash flows determined by the third party market valuation and the amortization is calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining forecasted cash flow.
     To determine the value of its portfolio of IOs, Doral Financial uses an internal valuation model that takes into consideration changes in interest rates by incorporating an interest rate spread based on implied LIBOR rates derived from the forward yield curve at the date of the valuation. Prepayment assumptions and discount rates incorporated into the valuation model are based on publicly available, independently verifiable market data and statistically derived relationships between the Company’s and U.S. mainland FNMA’s mortgage prepayment exposure.
     To determine prepayment assumptions, Doral Financial calculates its prepayment forecasts based on the median of 12 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. This median is then adjusted using a regression analysis that correlates the prepayment experiences of the mortgage loans underlying Doral Financial’s IOs with U.S. mainland FNMA mortgages. To establish the adjustment factor between U.S. mainland and the mortgages underlying Doral Financial’s IOs, the Company calculates the quarterly constant prepayment rate (“CPR”) for each mortgage sale contract giving rise to IOs and compares the CPR of each pool to a generic FNMA pool with similar coupon and seasonality. To mitigate risks of misestimating, the Company will update its regression analysis on a quarterly basis as new data become available.
     The IO valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change as interest rates and the Z-spread change. The Z-spread approach incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. Doral Financial obtains the Z-spread from major investment banking firms.
     The valuation model values fixed and floating rate IOs on a contract-by-contract basis. For fixed IOs, the valuation model projects a fixed spread cash flow through the life of the underlying mortgages and applies a discount rate to obtain the present value of the projected cash flows. For the valuation of variable IOs, each contract is segregated into unprotected cash flows and the contract’s embedded optionality (calls, caps and floors). Each component, except embedded calls, is valued independently. For the unprotected cash flows from the IO, the new model incorporates widely used financial techniques, such as cubic spline and bootstrapping, to estimate future LIBOR rates. Cubic spline is an interpolation technique used to complete the yields to maturity of the spot swap curve. Using the completed set of yields to maturity developed using cubic spline, the spot rate curve (or zero-coupon curve) is developed utilizing bootstrapping methodology. Once a complete set of spot rates is obtained, the model generates implied forward rates used in the valuation.
     The model uses the Black option formula, a standard financial technique, to value interest rate caps and floors. The Black formula uses as inputs the strike price of the floor or cap, forward LIBOR rates, volatilities and discount rates to estimate value. In relation to the embedded calls, Doral Financial made the determination that because the calls give the Company the right to repurchase variable assets at fair market value, its value is not significant. Consequently, the Company has not developed a valuation model for embedded calls and the value of such calls, if any, is not included in the Company’s financial statements. As of December 31, 2004 and 2003 the carrying value of IOs reflected in the Consolidated Statements of Financial Condition was $127.4 million and $128.6 million, respectively.
     For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over its recorded balance using the effective yield method in accordance with Emerging Issue Task Force (“EITF”) Issue No.99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs that equates the discount rate used in the internal valuation model. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The following table presents a detail of the cash flows received and the gains (losses) on the valuation of Doral Financial’s portfolio of IOs for 2004, 2003 and 2002 based on the new model:

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Total cash flows received on IO portfolio	$71,794	$60,394	$55,995

Amortization of IOs, as offset to cash flows	(58,340)	(46,985)	(43,150)

Net cash flows recognized as interest income	$13,454	$13,409	$12,845

Gains on the IO valuation	$3,511	$2,458	$46,341

     As discussed above, Doral Financial classifies its IOs as securities held for trading with changes in the fair value recognized in current earnings as a component of net gain (loss) on securities held for trading.
     The following table shows the value sensitivity of Doral Financial’s MSRs and IOs to the key assumptions used to determine their fair values at December 31, 2004:

	Servicing Assets	Interest-Only Strips
(Dollars in thousands)	(As Restated)	(As Restated)
Carrying amount of retained interest	$123,586	$127,361
Weighted-average expected life (in years)	5.1	4.7

Constant Prepayment Rate (weighted-average annual rate)	14.12%	17.04%
Decrease in fair value due to 10% adverse change	$(4,902)	$(4,964)
Decrease in fair value due to 20% adverse change	$(9,355)	$(9,597)

Residual cash flow discount rate (weighted-average annual rate)	9.60%	10.50%
Decrease in fair value due to 10% adverse change	$(4,054)	$(2,582)
Decrease in fair value due to 20% adverse change	$(7,857)	$(5,057)
     These sensitivities are hypothetical and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. As the figures indicate, changes in fair value based on a 10% variation in individual assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.
     The following table summarizes the estimated change in the fair value of the Company’s IOs and the constant prepayment rate under the Company’s valuation model, given several hypothetical instantaneous parallel increases or decreases in the yield curve.

(Dollars in thousands)
	Constant	Weighted-average
Change in yield curve	Prepayment	expected life	Change in Fair Value
(basis points)	Rate	(years)	of IOs	% Change
+ 200	12.06%	6.1	$(79,601)	(62.5)%
+ 100	13.56%	5.7	(38,771)	(30.4)%
+ 50	14.88%	5.3	(18,687)	(14.7)%
Base	17.04%	4.7	0	0.0%
- 50	20.94%	4.0	14,984	11.8%
- 100	25.02%	3.4	28,027	22.0%
- 200	26.64%	3.2	63,431	49.8%
Valuation of Trading Securities and Derivatives
     Doral Financial’s net gain (loss) on securities held for trading includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other financial instruments, including derivative contracts that Doral Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair values with increases or decreases in such values reflected in current earnings as part of trading profits or losses. The fair value of many of Doral Financial’s trading securities (other than IOs) and derivative instruments is based on dealer quotations from recognized markets and, as such, does not require significant management judgment. For instruments not traded on a recognized market, Doral Financial generally determines fair value by reference to quoted market prices for similar instruments.
     As of December 31, 2004, Doral Financial held $266.4 million in Puerto Rico tax-exempt GNMA securities included in its securities held-for-trading portfolio. Because of their preferential tax status in Puerto Rico, these securities cannot be valued directly by reference to market quotations for U.S. GNMA securities with similar characteristics. Doral Financial determines the fair value of its portfolio of tax-exempt GNMA securities, based on quotations received by Puerto Rico broker-dealers.
     Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based on the value of an underlying asset, index, reference rate or other variable. They may be standardized contracts executed through organized exchanges or privately negotiated contractual agreements that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans and mortgage-backed securities. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are reported as part of securities held for trading, at fair value. Similarly, derivatives in a net liability position are reported as part of accrued expenses and other liabilities, at fair value.
     In the ordinary course of business, the Company’s derivatives are not designated as being in hedge accounting relationships. For those derivatives not designated as an accounting hedge, fair value gains and losses are reported as part of net gain (loss) on securities held for trading in the Consolidated Statements of Income.
Other Income Recognition Policies
     Interest income on loans is accrued by Doral Financial when earned. Loans held in Doral Financial’s banking subsidiaries are placed on a non-accrual basis when any portion of principal or interest is more than 90 days past due, or earlier if concern exists as to the ultimate collectibility of principal or interest. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to the ultimate collectibility based on the loan-to-value ratio. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is fully reversed. Such interest, if collected, is credited to income in the period of recovery. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

     Loan origination fees, as well as discount points and certain direct origination costs for mortgage loans held for sale, are initially recorded as an adjustment to the cost of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loans sales and fees when the loan is sold or securitized into a mortgage-backed security. In the case of loans receivable held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with SFAS 91.
Allowance for Loan and Lease Losses
     Doral Financial maintains an allowance for loan and lease losses to absorb probable credit-related losses on its loans receivable portfolio. The allowance consists of specific and general components and is based on Doral Financial’s assessment of default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and degree of risks inherent in the loans receivable portfolio. The allowance is maintained at a level that Doral Financial considers to be adequate to absorb probable losses. Credit losses are charged and recoveries are credited to the allowance, while increases to the allowance are charged to operations. Unanticipated increases in the allowance for loan and lease losses could adversely impact Doral Financial’s net income in the future.
     Commercial and construction loans over $2.0 million are evaluated individually for impairment. Doral Financial measures impaired loans at their estimated realizable values determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Loans are considered impaired when, based on management’s evaluation, a borrower will not be able to fulfill its obligation under the original terms of the loan. Loans that are measured at the lower-of-cost-or-market are excluded. Doral Financial performs impairment evaluations of small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
Income taxes
     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on enacted tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted and recognizes income tax benefits when the realization of such benefits are probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.
     Income tax expense includes (a) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability balance during the year plus any change in the valuation allowance, if any, and (b) current tax expense, which represents the amount of tax currently payable to or credit plus amounts accrued for expected tax deficiencies.
     Investors are encouraged to carefully read this Management’s Discussion and Analysis of Financial Condition and Results of Operations together with Doral Financial’s consolidated financial statements, including the Notes to the consolidated financial statements.
     As used in this report, references to “the Company” or “Doral Financial” refer to Doral Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

Consolidated Results
Net Income
     Doral Financial’s net income for the year ended December 31, 2004, amounted to $214.8 million, compared to $142.1 million and $166.9 million for the years ended December 31, 2003 and 2002, respectively. Diluted earnings per common share for 2004 increased from $1.10 in 2003 to $1.63 in 2004. Diluted earnings per common share for 2002 were $1.40.
     Doral Financial’s consolidated net income for the year ended December 31, 2004, includes an income tax benefit of approximately $85.5 million resulting from the implementation of tax planning strategies effected by Doral Financial to take advantage of local legislation that provided a temporary reduction in the long-term capital gain tax rates for transactions occurring between July 1, 2004 and June 30, 2005. To take advantage of this reduction in the capital gains rate, during the fourth quarter of 2004, the Company entered into an agreement with the local taxing authority to accelerate the realization of long-term capital gains that had been deferred for tax purposes through an intercompany sale of approximately $536.6 million in IOs (based on the prior valuation). The transaction resulted in the recognition of an income tax benefit of approximately $9.1 million, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%. The Company also recognized a net deferred tax asset of $137.0 million attributable to the difference between the tax basis of the IOs sold based on the prior valuation and their restated book value for financial reporting purposes.
     The reduction in pre-tax income from $180.2 million in 2002, to $166.1 million in 2003 and $129.3 million in 2004, principally reflects the sensitivity of Doral Financial’s earnings to changes in interest rates. In particular, increases in short-term interest rates resulted in lower gains on mortgage loan sales margins, notwithstanding a higher level of loans sales and securitizations. Doral Financial’s results of operations were also significantly impacted by losses experienced with respect to derivative instruments undertaken for risk management purposes. Net loss on securities held for trading for 2004 included net losses of $130.5 million with respect to derivative instruments. In the past, Doral Financial’s interest rate risk management program was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term interest rates that could not be absorbed in the normal course of business and was not adequately aligned with the sensitivity of the Company’s balance sheet composition to interest rate changes. As the yield curve flattened during the latter part of 2004, the Company experienced increased losses on the value of its derivatives. See “— Risk Management,” below, for a description of Doral Financial’s interest rate risk management policies and procedures following the restatement.
     The results for 2004 were also significantly impacted by increased impairment charges of mortgage servicing assets resulting from a decline in the estimated fair value of the Company’s MSRs. During 2003, the decrease in anticipated prepayment rates, coupled with an increase in mortgage rates, led to an increase in the valuation of MSRs. As a result, in 2003, Doral Financial recovered $24.0 million of the previously recognized impairment valuation allowance. During 2004, the slight decrease in mortgage rates caused a slight increase in anticipated prepayment rates that resulted in a decrease in the valuation of the Company’s MSRs. As a result, in 2004, Doral Financial recognized an impairment of $8.1 million.
     Consolidated results include the operations of Doral Financial’s banking units, which contributed $165.5 million, before intersegment eliminations, to Doral Financial’s consolidated net income in 2004, compared to $108.3 million for 2003 and $98.5 million for 2002. The contribution of the banking segment includes the investment activities of Doral International, Inc., Doral Bank PR’s wholly owned international banking entity subsidiary. Interest income and capital gains derived from U.S. securities are generally tax-exempt to Doral International under Puerto Rico law.

Net Interest Income
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities.
     Net interest income for the years 2004, 2003 and 2002, was $333.7 million, $234.4 million, and $164.0 million, respectively. The increase in net interest income for the year 2004 compared to 2003 was principally due to an increase of 38% in Doral Financial’s average balance of net interest-earning assets, particularly in its loans portfolio and its investment and mortgage-backed securities, driven by a higher level of originations and the Company’s strategy to increase its tax-exempt income by investing in U.S. Treasury and agency and mortgage-backed securities. Interest on U.S. Treasury and agency securities is tax-exempt to the Company under Puerto Rico law and is not subject to U.S. income taxation because of Doral Financial’s status as a foreign corporation for U.S. income tax purposes. The increases in the average balance of mortgage-backed securities also reflect the Company’s strategy to continue to maximize tax-exempt interest income by holding a significant amount in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary. Under Puerto Rico law, the interest earned on such U.S. mortgage-backed securities is tax exempt for Doral Financial’s international banking entity subsidiary. In addition, this interest is not subject to U.S. income taxation because such entity is considered a foreign corporation for U.S. income tax purposes, and is entitled to the portfolio interest deduction with respect to interest earned on those securities. Also, the Company holds a significant amount of tax-exempt Puerto Rico GNMA securities. The increase in the volume of earning assets was funded through a combination of deposits, increased secured borrowings, including repurchase agreements, and the issuance of floating rate senior notes.
     The Company also experienced a moderate increase in its net interest spread and margin during 2004. Doral Financial’s net interest spread and margin for 2004 were 2.26% and 2.48%, respectively, compared to 2.21% and 2.41%, respectively, for 2003. Net interest spread and margin improved during 2004 because the rates paid by Doral Financial on its borrowings declined more, in relative terms, than the rates earned by Doral Financial on its loans and securities. The average rate paid by Doral Financial on its interest-bearing liabilities decrease by 41 basis points compared to 2003, while the average yield on its interest-earning assets decreased by 36 basis points compared to 2003. The decrease in rates on Doral Financial’s interest-bearing liabilities reflects a shift to shorter-term borrowings including the issuance of $625.0 million of its floating rate senior notes due July 20, 2007, and $115.0 million of its floating rate senior notes due December 7, 2005, during the third and second quarter of 2004, respectively. Doral Financial pays interest on its floating rate senior notes due July 20, 2007, at a rate equal to the applicable U.S. dollar 3-month LIBOR plus 0.83% on a quarterly basis (2.91% as of December 31, 2004, based on the last interest rate reset on October 10, 2004). The floating rate Senior Notes due December 7, 2005, bear interest at a rate equal to the applicable U.S. dollar 3-month LIBOR plus 0.625% (3.07% as of December 31, 2004, based on the last interest rate reset on December 7, 2004) on a quarterly basis.
     The increase in net interest income for the year 2003 compared to 2002 was due principally to an increase in Doral Financial’s average balance of net interest-earning assets, which grew by 25% during 2003, partially offset by lower yields associated with the downward trends and continued low levels in long-term interest rates since the early part of 2002. Lower yields were offset by a reduction in the average cost of interest-bearing liabilities, which decreased from 4.24% for 2002 to 3.49% for 2003, due to decreases in interest rates paid by Doral Financial on its borrowings.
     The following table presents Doral Financial’s average balance sheet, for the years indicated, the total dollar amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities expressed in both dollars and rates, and the net interest margin and spread. The table does not reflect any effect of income taxes. Average balances are based on average daily balances.

Table D — Average Balance Sheet and Summary of Net Interest Income

	2004			2003			2002
(Dollars in thousands)	(As Restated)			(As Restated)			(As Restated)
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets:
Interest-Earning Assets:
Total loans (1)(2)	$5,534,219	$419,954	7.59%	$4,645,744	$342,635	7.38%	$3,966,249	$295,110	7.44%
Mortgage-backed securities	2,309,797	103,491	4.48%	1,263,282	69,111	5.47%	1,314,865	82,076	6.24%
Interest-only strips	132,739	13,454	10.14%	139,526	13,409	9.61%	116,675	12,845	11.01%
Investment securities	3,771,387	158,379	4.20%	2,368,299	113,777	4.80%	1,143,537	68,858	6.02%
Other interest-earning assets	1,699,361	23,477	1.38%	1,310,438	15,745	1.20%	1,223,315	20,735	1.70%

Total interest-earnings assets/interest income	13,447,503	$718,755	5.34%	9,727,289	$554,677	5.70%	7,764,641	$479,624	6.18%

Total non-interest-earnings assets	840,472			628,481			563,873

Total assets	$14,287,975			$10,355,770			$8,328,514

Liabilities and Stockholders’ Equity:
Interest-Bearing Liabilities:
Deposits	$3,239,996	$80,683	2.49%	$2,651,633	$71,409	2.69%	$2,037,603	$67,978	3.34%
Repurchase agreements	4,805,381	120,635	2.51%	2,999,339	90,514	3.02%	2,554,628	97,437	3.81%
Advances from the FHLB	1,254,202	49,842	3.97%	1,250,034	49,164	3.93%	972,633	42,161	4.33%
Loans payable	2,420,848	88,413	3.65%	1,710,772	63,320	3.70%	1,349,405	65,504	4.85%
Notes payable	768,524	45,513	5.92%	569,268	45,839	8.05%	530,847	42,495	8.01%

Total interest-bearing liabilities/interest expense	12,488,951	$385,086	3.08%	9,181,046	$320,246	3.49%	7,445,116	$315,575	4.24%

Total non-interest-bearing liabilities	624,749			252,323			200,514

Total liabilities	13,113,700			9,433,369			7,645,630
Stockholders’ equity	1,174,275			922,401			682,884

Total liabilities and stockholders’ equity	$14,287,975			$10,355,770			$8,328,514

Net interest-earning assets	$958,552			$546,243			$319,525
Net interest income on a non-taxable equivalent basis		$333,669			$234,431			$164,049

Interest rate spread (3)			2.26%			2.21%			1.94%

Interest rate margin (4)			2.48%			2.41%			2.11%

Net interest-earning assets ratio			107.68%			105.95%			104.29%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	For 2004, interest income on loans includes a yield adjustment of $11.3 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income as a percentage of average interest-earning assets.

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial’s interest income and interest expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume.
Table E — Net Interest Income Variance Analysis

	2004 compared to 2003			2003 compared to 2002
	(As Restated)			(As Restated)
	Increase / (Decrease)			Increase / (Decrease)
		Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income Variance
Total loans	$65,569	$11,750	$77,319	$50,554	$(3,029)	$47,525
Mortgage-backed securities	57,244	(22,864)	34,380	(3,219)	(9,746)	(12,965)
Interest-only strips	(652)	697	45	2,516	(1,952)	564
Investment securities	67,348	(22,746)	44,602	73,731	(28,812)	44,919
Other interest-earning assets	4,667	3,065	7,732	1,481	(6,471)	(4,990)

Total interest income variance	194,176	(30,098)	164,078	125,063	(50,010)	75,053

Interest Expense Variance
Deposits	15,827	(6,553)	9,274	20,509	(17,078)	3,431
Repurchase agreements	54,542	(24,421)	30,121	16,943	(23,866)	(6,923)
Advances from the FHLB	164	514	678	12,011	(5,008)	7,003
Loans payable	26,273	(1,180)	25,093	17,526	(19,710)	(2,184)
Notes payable	16,040	(16,366)	(326)	3,078	266	3,344

Total interest expense variance	112,846	(48,006)	64,840	70,067	(65,396)	4,671

Net interest income variance	$81,330	$17,908	$99,238	$54,996	$15,386	$70,382

Interest Income
     Total interest income increased from $479.6 million during 2002, to $554.7 million during 2003 and to $718.8 million during 2004. The increases in interest income are primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased by $3.7 billion during 2004 and by $2.0 billion during 2003.
     Interest income on loans increased by $77.3 million or 23% during 2004 compared to 2003, and increased by $47.5 million or 16% during 2003 compared to 2002. The increases during both periods reflect primarily an increase in the level of loans held by Doral Financial due to the increased volume of loan originations and purchases. Also, during 2004, the Company recognized a positive yield adjustment of $11.3 million related to deferred fees on construction loans with an aggregate outstanding balance of $71.6 million, which were repaid prior to their stated maturity.
     Interest income on mortgage-backed securities increased by $34.4 million or 50% during 2004, and decreased by $13.0 million or 16% during 2003 compared to 2002. The results for the year 2004 reflect an increase in the average balance of mortgage-backed securities, which increased from $1.3 billion for 2003 to $2.3 billion for 2004. The higher average balance was offset in part by an increase in amortization of premiums, particularly on U.S. GNMAs, due to higher prepayments experienced on such portfolio during 2004 compared to 2003.

     The results for the year 2003 include a decrease in the Company’s average balance of mortgage-backed securities, which declined by $51.6 million. The decrease in interest income on mortgage-backed securities during 2003 reflects a higher volume of sales of instruments with higher prepayment risk during such period, including a bulk sale of approximately $250 million in Puerto Rico GNMA securities to a local investment company.
     Interest income on IOs remained stable at $13.5 million during 2004, from $13.4 million for the year 2003. The small increase during 2004 resulted from an increase in the average yield of IOs (which equals the average discount rate used in the internal valuation model), from 9.61% for 2003 to 10.14% for 2004. The increase in the average yield responded to a rise in the yield curve, particularly the short-end. The increase in the average yield of IOs was partially offset by a decrease in the average balance of IOs from $139.5 million for 2003 to $132.7 million for 2004, attributable to increases in short-term interest rates and the flattening of the yield curve, despite a higher volume of loan sales. The actual cash flow received on Doral Financial’s portfolio of IOs, particularly its floating rate IOs, increased to $71.8 million for 2004, compared to $60.4 million for 2003. See “Critical Accounting Policies – Retained Interest Valuation” for additional information regarding the cash flows of the IO portfolio.
     The increase during 2003 compared to 2002 reflects an increase in the average balance of IOs, from $116.7 million for 2002 to $139.5 million for 2003, as a result of a higher volume of loan sales. The actual cash flow received on the Company’s portfolio of IOs, particularly its floating rate IOs, increased to $60.4 million for 2003, compared to $56.0 million for 2002.
     Interest income on investment securities increased by $44.6 million or 39% from 2003 to 2004, and by $44.9 million or 65% from 2002 to 2003. The average balance of investment securities increased from $1.1 billion for 2002 to $2.4 billion for 2003 and to $3.8 billion for 2004. The effect of the Company’s higher balance in investment securities on interest income was partially offset by a reduction of 60 basis points in the average yield on these securities for 2004 compared to 2003 and of 122 basis points for 2003 compared to 2002. These reductions in average yield reflect the downward trend and continued long-term interest low levels since the early part of 2002, and the replacement of higher-yielding securities that were called or matured with lower-yielding current-coupon securities.
     Interest income on other interest-earning assets increased by $7.7 million from 2003 to 2004. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months, including overnight deposits, term deposits, and reverse repurchase agreements. The increase for 2004 reflects an increase of 18 basis points in the average yield on other interest-earning assets due to higher short-term interest rates and an increase in the average balance of money market instruments, principally overnight and term deposits. The average balance of other interest-earning assets increased from $1.3 billion for 2003 to $1.7 billion for 2004 as a higher volume of liquid assets was accumulated by the Company in anticipation of rising interest rates.
     Interest income on other interest-earning assets decreased by $5.0 million from 2002 to 2003. The decrease for 2003 reflects lower short-term interest rates offset in part by a higher volume of money market instruments accumulated by Doral Financial for 2003 in anticipation of rising interest rates. The average yield on other interest-earning assets declined by 50 basis points from 1.70% for 2002 to 1.20% for 2003.
Interest Expense
     Total interest expense increased to $385.1 million for 2004, compared to $320.2 million for 2003, an increase of 20%, and by $4.7 million from 2002 to 2003, an increase of 1%. The increases in interest expense for 2004 and 2003 were due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities that was partly offset by a decrease in the average cost of borrowings. The average balance of interest-bearing liabilities increased to $12.5 billion at an average cost of 3.08% for 2004, compared to $9.2 billion at an average cost of 3.49% for 2003 and $7.4 billion at an average cost of 4.24% for the year ended December 31, 2002.
     Interest expense on deposits amounted to $80.7 million during 2004, an increase of 13% compared to 2003, and increased by $3.4 million or 5% during 2003 compared to 2002. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries that was partly offset by a decrease in the average cost of deposits. The average balance of deposits increased to $3.2 billion for 2004, from $2.7 billion for 2003 and $2.0 billion for 2002. The increase in deposits reflects an increase in the volume of brokered deposits and the expansion of Doral Financial’s bank branch network, which increased to 46 branches as of December 31, 2004, compared to 41 branches as of December 31, 2003 and 36 branches as of December 31, 2002. As of December 31, 2004 and 2003, Doral Financial’s retail banking subsidiaries had approximately $1.3 billion and $985.3 million, respectively, in brokered deposits. The average interest cost on deposits was 2.49% during 2004, 2.69% during 2003 and 3.34% during 2002.
      Interest expense related to securities sold under agreements to repurchase increased by $30.1 million or 33% during 2004 compared to 2003, and decreased by $6.9 million or 7% during 2003 compared to 2002. The increase in interest expense on securities sold under agreements to repurchase during 2004 reflects increased borrowings to finance mortgage-backed securities and other investment securities, compared to 2003, which more than offset lower borrowing costs experienced during 2004. The average balance of borrowings under repurchase agreements for 2004 was $4.8 billion, compared to $3.0 billion for 2003. The average cost on securities sold under agreements to repurchase was 2.51% for 2004, compared to 3.02% for 2003.
      The decrease in interest expense on securities sold under agreements to repurchase during 2003, compared to 2002, reflected lower borrowing costs that more than offset increased borrowings to finance mortgage-backed securities and other investment securities. The average balance of borrowings under repurchase agreements for 2003 was $3.0 billion at an average cost of 3.02%, compared to $2.6 billion at an average cost of 3.81% for 2002.
      Interest expense on advances from the FHLB increased by approximately $678,000 for 2004, compared to 2003, and by $7.0 million, or 17% during 2003 compared to 2002. The increase in interest expense on advances from the FHLB during 2004 reflects an increase in the average cost of advances from the FHLB, from 3.93% for 2003 to 3.97% and a slight increase of $4.2 million, or 0.3% in the average balance of advances from the FHLB. During 2004, Doral Financial relied on deposits, secured borrowings and other sources of borrowings for additional financing. Increased deposits replaced the overall unchanged volume of advances from the FHLB. The increase in interest expense on advances from the FHLB during 2003 reflects a larger increase in the average balance of borrowings to finance the Company’s banking operations. The average balance of advances from the FHLB increased to $1.3 billion at an average cost of 3.93% for 2003, compared to $972.6 million at an average cost of 4.33% for 2002.
      Interest expense on loans payable amounted to $88.4 million for 2004, compared to $63.3 million for 2003, an increase of approximately $25.1 million. From 2002 to 2003 it decreased by $2.2 million. The increase in interest expense on loans payable for 2004 was principally due to an increase in the average balance of loans payable from $1.7 billion for 2003 to $2.4 billion for 2004. The average interest rate cost for loans payable was 3.65% for 2004, compared to 3.70% for 2003. The Company’s loans payable consisted principally of borrowings with local financial institutions, secured by mortgage loans tied to short-term interest rates.
      The decrease in interest expense on loans payable for 2003, compared to 2002, was due to the decrease of the rates paid by Doral Financial on its financing agreements with local financial institutions and its warehousing lines of credit that more than offset the increase in the average balance of loans payable outstanding from $1.3 billion for 2002 to $1.7 billion for 2003. The average interest rate cost for borrowings under Doral Financial’s loans payable was 3.70% and 4.85% for 2003 and 2002, respectively.
      Interest expense on notes payable was $45.5 million for 2004, compared to $45.8 million for 2003, a decrease of 0.7% and it increased by $3.3 million or 8% during 2003 compared to 2002. The decrease in interest expense on notes payable is due to a decrease in the average cost of notes payable from 8.05% for 2003 to 5.92% for 2004. The decrease in average cost was partially offset by the increase in the balance of notes payable as a result of the issuance of an aggregate principal amount of $740.0 million of the Company’s floating rate senior notes.
      The increase in interest expense on notes payable for 2003 was due to an increase in the average balance of $38.4 million in notes payable compared to 2002. During the second quarter of 2002, Doral Financial closed the sale of $30.0 million of its 7.00% Senior Notes due 2012, $40.0 million of its 7.10% Senior Notes due 2017 and $30.0 million of its 7.15% Senior Notes due 2022.

Provision for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of December 31, 2004, approximately 98% of the Company’s loan portfolio was collateralized by real property, and the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
     Doral Financial recognized provisions for loan and lease losses of $10.4 million, $11.6 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2003, the Company increased the allowance for loan and lease losses to partially reserve a construction loan with an outstanding balance of $13.5 million that was not considered a non-performing loan as of December 31, 2003, but is reflected as a non-performing loan during 2004. See “Non-Performing Assets and Allowance for Loan and Lease Losses.” Also, a smaller provision for 2004 resulted from a reduction in consumer loan net charge-offs. The provision for loan and lease losses increased by $7.1 million from 2002 to 2003, principally attributable to a larger portfolio, an increase in and seasoning of the construction loans portfolio that carries greater credit risk, and an increase in non-performing loans. The allowance for loan and lease losses equals 1.18% of total loans receivable as of December 31, 2004, compared to 1.05% as of December 31, 2003 and 0.71% as of December 31, 2002.
Non-Interest Income
     Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees decreased by 12% during 2004 and increased by 35% from 2002 to 2003. The decrease in net gain on mortgage loan sales and fees during 2004, notwithstanding a larger volume of sales, especially sales resulting in the recording of IOs, reflect lower gain on sale margins on sales involving floating rate IOs due to increases in short-term interest rates. See “Future Operations” for additional information regarding certain changes to the Company’s business strategy that will impact its future earnings results, particularly its net gain on mortgage loan sales and fees results. See also “Critical Accounting Policies – Gain on Mortgage Loan Sales and Retained Interest Valuation.” Set forth below is certain information regarding the Company’s loan sale and securitization activities and resulting IO and MSR capitalization.

	For the year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Total loan sales and securitizations	$2,531,345	$2,308,070	$1,987,317

Total loans sales resulting in the recording of IOs	$1,063,052	$342,560	$291,992

IOs capitalized	$53,624	$30,258	$33,864

MSRs capitalized	$27,520	$31,690	$28,290
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan-servicing fees, which depend on the type of mortgage loans being serviced. Loan servicing fees, net of guarantee fees, amounted to $22.8 million for 2004, compared to $22.4 million for 2003 and $22.1 million for 2002. The increase in servicing fees, net of guarantee fees, was principally due to an increase in the average servicing portfolio. Doral Financial’s mortgage-servicing portfolio, including its own loan portfolio of $5.2 billion at December 31, 2004, $4.3 billion at December 31, 2003, and $3.1 billion at December 31, 2002, was approximately $14.3 billion at December 31, 2004, compared to $12.7 billion at December 31, 2003, and $11.2 billion at December 31, 2002. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. Doral Financial’s weighted-average gross servicing fee rate for 2004 was 0.36% compared to 0.32% for 2003 and 0.32% for 2002. The size of Doral Financial’s loan-servicing portfolio has increased substantially since its inception as a result of increases in loan production and bulk purchases of servicing rights.
      Late fees and other servicing-related fees such as prepayment fees are also included as a component of servicing income. Late fees and other servicing-related fees were $11.9 million for 2004, compared to $9.5 million in 2003 and $8.5 million in 2002, an increase principally attributed to a higher servicing portfolio.
      Net servicing loss for 2004 was $2.7 million compared to a gain of $21.2 million for 2003 and a loss of $12.5 million for 2002. The decrease for 2004 was the result of increased impairment charges of mortgage-servicing assets resulting from a decline in the estimated fair value of the Company’s MSRs. The anticipated decrease in prepayment rates as of December 31, 2003, coupled with the increases in mortgage rates led to an increase in the valuation of the Company’s MSRs as of such date. As a result, in 2003, Doral Financial recovered $24.0 million of the Company’s previously recognized impairment valuation allowance (from $28.3 million as of December 31, 2002 to $4.3 million as of December 31, 2003). As of December 31, 2004, the slight decrease in mortgage rates caused a slight increase in prepayment projections that resulted in a decrease in the valuation of the Company’s MSRs as of such date. As result, in 2004, Doral Financial recognized a net impairment of $8.1 million through a higher impairment valuation allowance.
      The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the mortgage loan and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. During 2004, 2003 and 2002, Doral Financial recognized servicing assets of $27.5 million, $31.7 million and $28.3 million, respectively, in connection with the sale of loans to third parties.
      Set forth below is a summary of the components of net servicing income (loss):
Table F — Components of Net Servicing (Loss) Income

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Servicing fees (net of guarantee fees)	$22,750	$22,392	$22,130
Late charges	7,393	6,958	6,522
Prepayment penalties	6,201	5,334	4,115
Interest loss	(2,620)	(2,974)	(2,331)
Other servicing fees	923	216	161

Servicing income, gross	34,647	31,926	30,597
Amortization and impairment of servicing assets	(37,359)	(10,747)	(43,136)

Servicing (loss) income, net	$(2,712)	$21,179	$(12,539)

     The following table shows the changes in Doral Financial’s mortgage-servicing assets for each of the years shown:

Table G — Capitalization of Mortgage-Servicing Assets

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Balance at beginning of year	$133,237	$125,243	$120,550
Capitalization of MSRs	27,520	31,690	28,290
Rights purchased	4,505	11,047	6,088
Amortization	(29,213)	(34,743)	(29,457)
Application of valuation allowance to write-down permanently impaired servicing assets	(25)	—	(228)

Balance before valuation allowance at end of year	136,024	133,237	125,243
Valuation allowance for temporary impairment	(12,438)	(4,317)	(28,313)

Balance at end of year	$123,586	$128,920	$96,930

Amortization of Servicing Assets
     Doral Financial’s servicing assets are amortized in proportion to, and over the life of, the underlying mortgage loans. Amortization of servicing assets is recorded as a reduction of servicing income in Doral Financial’s Consolidated Statements of Income. Doral Financial monitors changes in interest and prepayment rates and adjusts the amount of amortization or records an impairment loss that is charged to current period earnings, to reflect changes in actual and anticipated prepayment rates. During 2004, total amortization of servicing assets, excluding impairment charges, amounted to $29.2 million versus $34.7 million for 2003 and $29.5 million for 2002. The decrease in amortization of servicing assets during 2004 was primarily due to an increase in future estimated net MSR cash flows due to forecasted lower mortgage prepayments during 2004 as compared to 2003 (average CPR of 13.8% in 2004 compared to an average CPR of 21.2% in 2003), offset by a higher servicing portfolio.
     Each quarter, Doral Financial evaluates its MSRs for possible impairments based on the difference between the fair value and the carrying amount of the MSR. If a temporary impairment exists, Doral Financial establishes a valuation allowance through a charge to income. Doral Financial’s policy is to analyze its MSRs for other-than-temporary impairment on a yearly basis; any impact from the other-than-temporary analysis is taken permanently against the carrying value and the valuation allowance of the MSR. During 2004, net impairment charges of servicing assets amounted to $8.1 million, compared to a net recovery in value of $24.0 million for 2003 and net impairment charges of $13.7 million for 2002. See “Non-Interest Income — Net Servicing Income,” above for additional information.
     Net (Loss) Gain on Securities Held for Trading. Set forth below is a summary of the components of the net (loss) gain from securities held for trading:
Table H — Components of Net (Loss) Gain from Securities Held for Trading

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Net realized gains on sales of securities held for trading	$18,665	$106,813	$92,887
Gains on the IO valuation	3,511	2,458	46,341
Net unrealized gains and (losses) on trading securities, excluding IOs	3,259	(6,823)	15,694
Net realized and unrealized losses on derivative instruments	(130,465)	(124,805)	(92,821)

Total	$(105,030)	$(22,357)	$62,101

      Net (loss) gain on securities held for trading includes gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities accounted for as held for trading, including IOs, as well as options, futures contracts and other derivative instruments used for interest rate risk management purposes. During 2004 the

Company recognized a net loss on securities held for trading of $105.0 million compared to a net loss of $22.4 million for 2003 and a net gain of $62.1 million for 2002. The net loss on securities held for trading for 2004 was principally due to losses of $130.5 million with respect to derivative instruments undertaken for risk management purposes. During 2004, the Company’s interest rate risk management program was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term interest rates that could not be absorbed in the normal course of business and was not adequately aligned with the sensitivity of the Company’s balance sheet composition to changes in interest rate. During the latter part of 2004 the yield curve continued to flatten and long-term interest rates did not increase as anticipated. Accordingly, the Company experienced significant losses on the value of its derivatives. For an overview of the Company’s new risk management practices, as well as current exposure to changes in interest rates, see “—Risk Management,” below.
     The net loss on securities held for trading also included a net gain on the value of the Company’s IOs of $3.5 million, compared to a gain of $2.5 million for 2003 and a gain of $46.3 million for 2002.
     The net loss on securities held for trading for 2004 included net realized gains on sales of securities of $18.7 million, compared to a gain of $106.8 million for 2003 and a gain of $92.9 million in 2002. Lower gains in 2004 were recognized as a result of a lower volume of trading activities coupled with lower gain on sale margins. During 2004, sales of trading securities were $5.0 billion, compared to $11.6 billion in 2003. Increased realized gains on securities held for trading during 2003 reflected an increased volume of trading activities and higher profits, particularly in Doral Financial’s international banking entity subsidiary as well as a gain of approximately $12.2 million on a bulk sale of $250 million of Puerto Rico GNMAs to a local fixed-income investment company. Sales of trading securities were $11.6 billion in 2003, compared to $11.1 billion in 2002.
     Net gain (loss) on securities held for trading for 2004, 2003 and 2002, also included $3.3 million of net unrealized gains, $6.8 million of net unrealized losses and $15.7 million of net unrealized gains, respectively, on the value of Doral Financial’s securities held for trading, excluding IOs.
     Net Gain on Sale of Investment Securities. Net gain on sale of investment securities represents the impact on Doral Financial’s income of transactions involving the sale of securities classified as available for sale. For 2004, sale of investment securities resulted in a gain of $12.0 million, compared to $5.5 million for 2003 and $28.1 million for 2002. Increased gains in 2004 were mostly related to increased volume of sales. Increased sales activities resulted in proceeds from sales of securities available for sale of $10.0 billion in 2004, compared to $7.0 billion in 2003 and $5.4 billion in 2002. A substantial increase in the volume of sales was realized through Doral Financial’s international banking entity subsidiary. Gain on the sale of securities through the international banking entity subsidiary is tax exempt to Doral Financial.

     Reduced gains during 2003, compared to 2002, were mostly related to the sale of securities whose market value was negatively impacted by the increase in the long-term interest rates experienced during the second half of 2003.
     Commissions, Fees and Other Income. Commissions, fees and other income increased 42% during 2004 from $22.8 million for 2003 to $32.3 million for 2004. For the year ended December 31, 2002, commissions, fees and other income amounted to $18.7 million. The increases were due primarily to increased commissions and fees earned by Doral Financial’s banking and insurance agency operations. Also during 2004, the Company recognized approximately $3.8 million in penalty fees associated with the repayment of certain construction loans prior to their stated maturity.
     Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income:
Table I – Commissions, Fees and Other Income

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Retail banking fees	$13,578	$11,000	$7,595
Securities brokerage and asset management fees and commissions	1,945	2,993	2,220
Insurance agency commissions	11,852	7,910	6,868
Other income	4,958	906	2,064

Total	$32,333	$22,809	$18,747

     Doral Financial’s fees and commissions have increased steadily as Doral Financial’s banking subsidiaries continue to increase their retail branch network and as Doral Financial continues to diversify its sources of revenue by generating additional fees and commissions from insurance agency activities. Doral Financial intends to further increase its fee income by continuing to aggressively cross-sell new banking and insurance products to its large retail customer base. Currently, Doral Financial captures a substantial portion of the insurance policies obtained by borrowers who obtain residential mortgage loans through Doral Financial’s mortgage-banking entities.
Non-Interest Expenses
     A summary of non-interest expenses is provided below.
Table J — Non-Interest Expenses

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Compensation and employee benefits	$90,284	$74,377	$59,425
Taxes, other than payroll and income taxes	9,363	7,587	5,600
Advertising	15,079	15,311	10,974
Professional services	13,711	8,644	7,063
Communication and information systems	13,812	13,323	12,736
Occupancy and other office expenses	27,242	23,201	20,649
Depreciation and amortization	17,683	14,704	12,064
Other	26,940	21,484	17,450

Total non-interest expenses	$214,114	$178,631	$145,961

     Total non-interest expenses increased by 20% during 2004, compared to a 22% increase during 2003. Compensation and employee benefits increased by $15.9 million or 21% for 2004, compared to 2003 and by $15.0 million or 25% for 2003 compared to 2002. A significant portion of the increase was associated with the expensing of the fair value of stock options which increased to $9.7 million during 2004, compared to $4.5 million for 2003. The increase in stock based compensation expenses was related to options on 1,560,000 common shares granted to certain former executive officers during the first quarter of 2004. The increase in compensation expense also was attributable to increases in the average compensation and related fringe benefits and increases of 9% for 2004 and 18% for 2003, in headcount, from 2,021 employees as of December 31, 2002, to 2,375 as of December 31, 2003, and to 2,598 employees as of December 31, 2004. The increase in headcount associated with Doral Financial’s continued growth and expansion of its various lending and servicing activities.
     Advertising expense amounted to $15.1 million in 2004, compared to $15.3 million in 2003 and $11.0 million in 2002. The Company maintains active campaigns for its loan and deposit products. The Puerto Rico financial services market is highly competitive and requires a substantial investment in advertising.
     Professional fees for 2004 were $13.7 million compared to $8.6 million for 2003 and $7.1 million for 2002. The increase for 2004 was primarily due to legal, accounting, security and consulting fees associated with the continued expansion of Doral Financial’s business and compliance with the requirements of the Sarbanes-Oxley Act of 2002. Significant increases in professional fees associated with the restatement process are expected, starting in 2005.
     Communication and information systems expense was $13.8 million in 2004, compared to $13.3 million in 2003 and $12.7 million in 2002. The increases for 2004 and 2003 reflect increased expenses in software licenses, mainly related with the banking operations as well as loan production and servicing activities, data lines, outsourced data processing and network fees associated with an expanding retail branch network and an increased customer base.
     Occupancy and other office expenses were $27.2 million in 2004, compared to $23.2 million in 2003 and $20.6 million in 2002. The increase during 2004 was primarily due to increased costs associated with Doral Financial’s ongoing branch network expansion program and refurbishing of existing bank branches. The increase during 2003 was mainly related with increased office-related expenses such as printing and stationary, mailing and utilities associated with Doral Financial’s ongoing branch network expansion program and increased customer base. As of December 31, 2004, the Company conducts its business through 108 offices within Puerto Rico and New York City, compared to 103 offices as of December 31, 2003 and 95 offices as of December 31, 2002.
     Depreciation and amortization expense was $17.7 million in 2004, compared to $14.7 million in 2003 and $12.1 million in 2002. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware and computer systems upgrades related to the Company’s growth.
     Other expenses increased to $26.9 million in 2004, compared to $21.5 million in 2003 and $17.5 million in 2002. The increases for 2004 and 2003 were primarily related to increases in indirect mortgage loan origination-related expenses, employee-related expenses, custodial fees and other expenses. Increased donations and contributions were effected during 2004 as the Company continued its commitment with the development and support of innovative educational, social and philanthropic programs to assist the communities it serves. The Company’s other expenses for 2004 also included a $5.2 million provision for bad debts, principally attributable to servicing advances from the sale of delinquent mortgage loans to third parties, compared to approximately $979,000 in 2003 and $2.6 million in 2002.
Income Taxes
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all its Puerto Rico subsidiaries are generally required to pay federal income tax only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Consolidated tax returns are not permitted under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”); therefore, income tax returns are filed individually by each entity that conducts business as a Puerto Rico corporation. The maximum statutory corporate income tax rate in Puerto Rico is 39%.

     On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in the long-term capital gain tax rates. The law amends the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004, the Company entered into an agreement with the local taxing authorities to accelerate the recognition for tax purposes of long-term capital gains of $536.6 million related to IOs created in previous securitization transactions (the $536.6 million value was based on the valuation used prior to the restatement). The value of the IOs, after making all relevant adjustments related to the restatement, approximates $49.1 million. Refer to Note 1 — “Restatement of Previously Issued Financial Statements” for additional information on the correction of the valuation model. The transaction resulted in the recognition of an income tax benefit of approximately $9.1 million, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%.
     As a result of the correction in the methodology for valuing IOs and the recharacterization of certain mortgage loans sales, the Company recognized a deferred tax asset and deferred benefit of $190.1 million (before any valuation allowance; see below). This benefit is attributable to the tax effect of the difference between the IOs tax basis ($536.6 million) and their restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to on the restated value, which would have resulted in a significantly lower tax obligation. The Company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
     As part of its tax planning strategies, the Company has completed several other transactions of IOs throughout the restatement period. The IOs underlying these transactions were also affected by the change in valuation methodology and recharacterization of loan sales.
     The Company holds $34.4 million of IOs that had been previously sold to an unrelated party. As part of the transaction, the Company paid taxes on $91.9 million of IOs, whereas the restated value of these IOs at time of sale amounted to $66.2 million. As a result of the difference in basis, the Company recognized a deferred tax asset of approximately $14.5 million.
     From time to time, the Company has engaged in transactions of IOs with its subsidiaries in order to accelerate the tax payment on the instruments and create a tax basis. The effect of the restatement changes resulted in the creation of a tax and book basis differential of $215.4 million. Because these transactions were executed between Doral Financial’s subsidiaries, the recognition of a deferred tax asset for the basis differential is not permitted under SFAS 109 “Accounting for Income Taxes”. As a result, no benefit has been recognized on the Company's consolidated financial statements. Early in 2006, the Company executed an agreement, similar in nature to that executed in December 2004, which confirmed the previously established tax basis for the IOs. As a result of this agreement, the Company expects to recognize in the first quarter of 2006, a deferred tax asset for the tax basis differential, net of any valuation allowance for the likelihood that the benefit could not be completely realized.
     As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and, concluded that, based on the weight of available evidence, it is more likely than not that a portion of the asset will not be realized. As a result, the Company established a valuation allowance of $53.1 million as of December 31, 2004.
     The lower effective tax rates (compared to the maximum statutory rate) were also the result of the tax exemption enjoyed by Doral Financial on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation in the case of interest, on the basis of the portfolio interest deduction, and in the case of capital gains, because the gains are sourced outside the United States. See Note 23 to Doral Financial’s consolidated financial statements for a reconciliation of the provision for income taxes to the amount computed by applying the applicable Puerto Rico statutory tax rates to income before taxes.
     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income tax on their income derived from all sources. For the years ended December 31, 2004, 2003 and 2002, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $1.4 million, $1.7 million and $5.9 million, respectively.
     In connection with local legislation enacted on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas, a division at the parent company level. At the same time, the Company increased the investment activities of Doral International, Inc., an international banking entity and a wholly owned subsidiary of Doral Bank PR. Doral Financial continues to enjoy 100% tax-exempt income from qualifying investments and activities conducted through Doral International.
Operating Segments
     Doral Financial manages its business as four operating segments: mortgage banking and risk management activities, banking (including thrift operations), institutional securities operations and insurance agency activities. Refer to Note 34 of Doral Financial’s Notes to the consolidated financial statements for summarized financial information regarding these operating segments. The entire amount of interest expense related to debt incurred at the parent company level is allocated to the mortgage-banking segment along with an income tax benefit of approximately $109.7 million recorded during 2004. Most of the Company’s risk management activities involving the use of derivative instruments are conducted at the parent company level. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Refer to Note 34 of Doral Financial’s Notes to the consolidated financial statements for summarized financial information for these operations. All figures shown in this section are based on balances before intersegment eliminations.
     Mortgage Banking and Risk Management. This segment includes a wide range of activities, including the origination, sale, securitization and servicing of mortgage loans; the holding of mortgage-backed securities and other investment securities for sale or investment; and the origination of construction loans and mortgage loans secured by income-producing real estate or unimproved land. This segment also includes the results of most of the Company’s transactions with respect to derivative instruments used for risk management purposes. The mortgage banking business is carried out primarily in Puerto Rico, and to a lesser extent in New York. Mortgage loan originations in Puerto Rico tend to be less sensitive to interest-rate changes than in the mainland United States because a significant number of loan originations in Puerto Rico are made for debt consolidation purposes rather than interest rate savings. Servicing operations generally perform better when mortgage rates are relatively high and consequently loan prepayments are low.
     The activities in this area are conducted through four mortgage banking units – HF Mortgage Bankers, an operating division within the parent company, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Mortgage Corporation. Results for this segment are also significantly impacted by the purchases of residential mortgage loans from one of the Company’s banking subsidiary Doral Bank PR, generally paying a premium for the loans. Residential mortgage loans originated by Doral Bank PR are usually sold through Doral Financial’s mortgage banking units, after an intersegment transaction. Realized losses on the sale of mortgage loans and losses in the value of the IO portfolio, negatively impacted the results of the mortgage banking segment in 2004 compared to 2003 and 2002. This segment experienced a net income of $30.5 million in 2004 (including an income tax benefit of $109.7 million), compared to a net income of $24.6 million in 2003 and a net income of $61.4 million in 2002.
     Net interest income was $134.3 million in 2004, $95.0 million in 2003, and $60.8 million in 2002. The increase in net interest income for 2004 was due largely as a result of an increase in the average balance of interest-earning assets and the repayment of an aggregate of approximately $366.5 million of relatively high-rate borrowings and the replacement of such borrowings with lower-cost borrowings, as described in “Consolidated Results.” Also during 2004, the Company recognized a yield adjustment on its mortgage-banking segment of $10.0 million related to deferred fees on construction loans that were repaid prior to their stated maturity. The increase in net interest income for 2003 was due to an increase in the average balance of interest-earning assets of $1.7 billion or 53%, compared to 2002 reflecting the Company’s strategy to increase its tax-exempt interest income by investing in U.S. Treasury and agency securities and also by an increase in the level of loans held. Interest rate spread and margin for the mortgage-banking segment for 2004 was 1.51% and 1.75%, respectively, compared to 1.60% and 1.96% for 2003 and 1.80% and 1.91% for 2002.
     This segment experienced a non-interest loss of $104.8 million for 2004, non-interest income of $36.0 million for 2003 and non-interest income of $78.5 million for 2002. The loss during 2004 was related to a reduced net gain on mortgage loans sales and fees, adversely affected by the premiums paid on the loans purchased from Doral Bank PR, coupled with losses sustained on its investment activities. Generally, the mortgage-banking segment realized losses on the loans purchased from its affiliate when the loans are sold (generally at par) to a third party. This is offset in consolidated results by realized gains recognized on the banking segment for such transactions. Realized losses of $122.1 million for 2004, $41.2 million for 2003 and $19.7 million for 2002 were recognized in the mortgage-banking segment related to such intercompany loan transactions. Net losses on mortgage loan sales and fees amounted to $41.8 million for 2004, compared to a net gain of $52.8 million for 2003 and a net gain of $47.8 million for 2002. Notwithstanding increases in mortgage banking loan production and higher volume of sales resulting in the recording of IOs, mortgage loan sales fees were also lower because of lower margins associated with the reduced valuation of IOs. The reduced margins resulted primarily from increases in short-term interest rates.

     Investment activities losses increased during 2004 to $68.5 million, compared to a loss of $44.9 million for 2003 and a gain of $38.4 million for 2002. Investment activities were adversely affected by a loss of $0.7 million on the IO valuation, compared to a gain of $2.5 million for 2003 and $46.3 million for 2002. Also, increased losses were experienced during 2004 mostly related to a lower volume of trading activities coupled with lower gain on sale margins and the sale of investment securities to Doral International, Inc., a wholly owned subsidiary of Doral Bank PR. During 2004, losses sustained with respect to derivative instruments undertaken for risk management purposes amounted to $72.9 million compared to a loss of $107.8 million for 2003 and a loss of $89.5 million for 2002.
     Net servicing income decreased during 2004, driven by increased amortization and impairment charges of the Company’s servicing assets. The combined amortization and impairment charges for the mortgage-banking segment amounted to $37.2 million during 2004, compared to $9.1 million and $42.1 million during 2003 and 2002, respectively.
     The results for the mortgage-banking segment for the years ended December 31, 2004, 2003, and 2002, include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. Doral Financial phased out the operations of Doral Overseas, effective March 31, 2004. For the years ended December 31, 2004, 2003, and 2002, the operations of Doral Overseas accounted for approximately $804,000, $28.8 million and $54.5 million, respectively, of the total non-interest income, and approximately $755,000, $5.4 million and $9.4 million, respectively, of the total net interest income of the mortgage-banking segment.
     Doral Financial also operates another international banking entity, Doral International, Inc., a wholly owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment discussed below. Doral Financial has increased the investment activities of Doral International and, accordingly, the diminished contribution from Doral Overseas was counterbalanced to some extent by an increased contribution from Doral International.
     Banking. The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 40 retail bank branches, and its thrift operations in the New York City metropolitan area, currently operating through six branches. The investment activities by Doral Bank PR through its international banking entity are also included within the banking segment. Doral Financial’s banking subsidiaries offer a variety of loan and deposit products, with an emphasis on residential, construction and commercial real estate-secured mortgage loan products. The mortgage loan origination activity of the banking segment is closely integrated with the mortgage-banking segment. Doral Financial’s banking subsidiaries have entered into master loan production agreements with their mortgage banking affiliates whereby the mortgage banking units help the banking subsidiaries originate loans by advertising to the general public and providing other origination and settlement services. These arrangements result in reduced expenses by avoiding the costs of maintaining duplicate origination systems. Net income for the banking segment amounted to $165.5 million during 2004, compared to $108.3 million and $98.5 million during 2003 and 2002, respectively.
     Net interest income for the banking segment was $181.1 million for 2004, compared to $126.0 million for 2003 and $96.1 million for 2002. The increase in net interest income for 2004 and 2003 resulted mainly from continued increases in the amount of interest-earning assets, particularly in mortgage-backed and investment securities held by the banking subsidiaries, driven by the Company’s strategy to increase its tax-exempt income by investing in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities, and by holding a significant amount of U.S. Treasury securities at its international banking entity subsidiary, as described in “Consolidated Results.” Total average interest-earning assets for the banking segment for 2004 were $9.2 billion compared to $6.2 billion for 2003 and $4.3 billion for 2002. Total assets of the banking segment at end of year were $11.7 billion for 2004, compared to $7.2 billion for 2003 and $5.5 billion for 2002.
     Non-interest income increased to $116.9 million in 2004, compared to $84.5 million in 2003 and $81.9 million in 2002. The increase during 2004 reflected increased gains on sales of mortgage loans tied to the increased volume of loan sales, mainly to the parent company, and the recognition of higher gains on such sales. Gains on mortgage loan sales and fees for this segment were $127.9 million in 2004 compared to $49.1 million in 2003 and $27.8 million in 2002. Investment activities for this segment resulted in a loss of $28.4 million in 2004 compared to gains of $24.4 million and $45.7 million in 2003 and 2002, respectively. The loss on trading activities was principally attributable to derivatives undertaken for interest rate risk management purposes. Banking fees and commissions also increased considerably during the period, from $7.6 million in 2002 to $11.0 million in 2003 and $13.6 million in 2004 as the Company continued the expansion of its bank branch network.
     Institutional Securities Operations. This segment corresponds to the operations of Doral Financial’s institutional broker-dealer subsidiary, Doral Securities, Inc., which is headquartered in San Juan, Puerto Rico. Doral Securities sells securities to institutional customers, provides investment banking services, provides investment management services to a locally based investment company, and to a lesser extent, operates a repurchase lending operation involving short-term extensions of credit secured by highly liquid and marketable securities. During 2004, Doral Securities significantly reduced its repurchase lending operations. Net income for this segment amounted to $4.4 million for 2004, $5.6 million for 2003 and $4.4 million for 2002. The decrease for 2004 was principally related to a decrease in intercompany agency fees paid by Doral Financial’s other affiliates to Doral Securities and reduced repurchase lending operations with affiliates.
     Net interest income was $3.4 million in 2004, compared to $3.6 million in 2003 and $2.6 million in 2002. The slight decrease for 2004 was related to lower activities in its trading and repurchase lending operations. Conversely, the increase for 2003 was related to larger spreads on its repurchase lending operations. The interest rate spread and margin for 2003 were 2.15% and 2.29%, compared to 0.68% and 0.72% for 2002.
     Non-interest income was $4.4 million for 2004, compared to $7.8 million for 2003 and $8.8 million for 2002. The decrease during 2004 was primarily related to declines in trading profits and intercompany agency fees paid by Doral Financial’s other affiliates to Doral Securities. Intercompany agency fees decreased to $1.9 million during 2004, from $2.3 million for 2003, and $3.6 million for 2002. Trading profits decreased from $2.9 million in 2002 to $2.4 million in 2003 and to $0.5 million in 2004. Agency fees dropped from $4.8 million in 2002 to $2.9 million in 2003 and to $2.4 million in 2004. Underwriting, investment banking and other fees increased from $1.0 million in 2002 to $2.5 million in 2003 and decreased to $1.5 million in 2004.
     Insurance Agency. Doral Financial operates its insurance agency activities through its wholly owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s base of mortgage customers. Doral Insurance Agency is diversifying its range of products to include other forms of insurance such as auto, life and disability. Net income for this segment amounted to $10.9 million during 2004, compared to $6.1 million for 2003 and to $4.9 million for 2002. The increase for 2004 and 2003 were attributable to increases in insurance fees and commissions driven by the Company’s strong internal mortgage loan production and the cross-selling of mortgage-related insurance products to its client base. During 2004, Doral Insurance Agency had net interest income of approximately $5.3 million, compared to approximately $2.0 million for 2003 and $1.1 million for 2002. Non-interest income, which is mainly composed of insurance fees and commissions, amounted to $10.6 million during 2004, compared to $7.9 million for 2003 and $7.4 million for 2002.
Balance Sheet and Operating Data Analysis
Loan Production
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. In the past, Doral Financial included all loan purchases as part of loan production. However, Doral Financial has now decided to exclude wholesale purchases without the related servicing rights from loan production data because it believes this approach provides a more meaningful picture of its mortgage production capacity. Purchases of mortgage loans from third parties with the related servicing rights were $606.5 million, $496.2 million and $306.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the years indicated:

Table K — Loan Production

	Year ended December 31,
	2004	2003	2002
(Dollars in thousands, except for average initial loan balance)	(As Restated)	(As Restated)	(As Restated)
FHA/VA mortgage loans
Number of loans	5,116	3,973	6,050
Volume of loans	$446,551	$370,904	$531,363
Percent of total volume	8%	8%	14%
Average initial loan balance	$87,285	$93,356	$87,829

Conventional conforming mortgage loans
Number of loans	7,537	10,459	8,417
Volume of loans	$932,085	$1,245,989	$1,004,897
Percent of total volume	17%	25%	27%
Average initial loan balance	$123,668	$119,131	$119,389

Conventional non-conforming mortgage loans(1)(2)
Number of loans	33,717	24,920	20,385
Volume of loans	$2,849,083	$2,335,992	$1,461,093
Percent of total volume	52%	48%	40%
Average initial loan balance	$84,500	$93,740	$71,675

Other(3)
Number of loans	4,029	2,289	2,024
Volume of loans	$1,238,078	$948,052	$709,225
Percent of total volume	23%	19%	19%

Total loans
Number of loans	50,399	41,641	36,876

Volume of loans	$5,465,797	$4,900,937	$3,706,578

(1)	Includes $160 million, $79 million and $65 million in second mortgages for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Includes $63 million, $160 million and $109 million in home equity or personal loans secured by real estate mortgages up to $40,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Consists of construction loans on residential projects, mortgage loans secured by multifamily and commercial properties as well as other commercial, land, and consumer loans.
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancings. For the years ended December 31, 2004, 2003, and 2002, refinancings represented approximately 55%, 62% and 57%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings. In addition, according to data from the U.S. Census Bureau, 62% of homes in Puerto Rico (compared to 38% in the U.S.) are owned debt-free. Thus, even in a rising interest rate environment, Puerto Rico homeowners have the ability to use the equity in their homes to help manage their finances.
Loan Origination Channels
     In Puerto Rico, Doral Financial relies primarily on its extensive retail mortgage banking and bank branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional loans that qualify for the guarantee or sale programs of FNMA or FHLMC and of FHA and VA loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiaries. In Puerto Rico, Doral Financial maintains a specialized unit that works closely with housing project developers and originates mortgage loans to finance the acquisition of homes in new residential developments.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the years indicated:
Table L — Loan Origination Sources

	Year ended December 31,
	2004			2003			2002
	(As Restated)			(As Restated)			(As Restated)
	Puerto Rico	U.S.	Total	Puerto Rico	U.S.	Total	Total
Retail	68%	—	68%	70%	—	70%	72%
Wholesale(1)	11%	—	11%	10%	—	10%	8%
New Housing
Developments	13%	2%	15%	14%	—	14%	14%
Multifamily	—	—	—	—	2%	2%	1%
Other(2)	5%	1%	6%	3%	1%	4%	5%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
Mortgage Loan Servicing
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During the years ended December 31, 2004, 2003 and 2002, Doral Financial purchased servicing rights to approximately $266.6 million, $616.0 million and $381.2 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans with the related servicing rights, but will also continue to consider attractive opportunities for bulk purchases of servicing rights from third parties.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio:
Table M — Mortgage Loan Servicing

	Year ended December 31,
	2004	2003	2002
(Dollars in thousands, except for average size of loans prepaid)	(As Restated)	(As Restated)	(As Restated)
Composition of Servicing Portfolio at Year End:
GNMA	$2,451,039	$2,729,132	$3,132,055
FHLMC/FNMA	3,656,712	3,483,173	3,104,970
Doral Financial grantor trusts	12,999	37,225	50,073
Other conventional mortgage loans(1)(2)	8,143,617	6,440,714	4,954,425

Total servicing portfolio	$14,264,367	$12,690,244	$11,241,523

Servicing Portfolio Activity:
Beginning servicing portfolio	$12,690,244	$11,241,523	$10,006,380
Add:
Loans funded and purchased(3)	4,141,931	3,723,566	2,908,671
Bulk servicing acquired	266,638	616,028	381,171
Less:
Servicing sales	4,029	2,450	59,219
Run-off(4)	2,830,417	2,888,423	1,995,480

Ending servicing portfolio	$14,264,367	$12,690,244	$11,241,523

Selected Data Regarding Mortgage Loans Serviced:
Number of loans	162,196	150,553	141,709
Weighted-average interest rate	6.76%	7.03%	7.41%
Weighted-average remaining maturity (months)	258	258	255
Weighted-average gross servicing fee rate	0.3601%	0.3239%	0.3231%
Average-servicing portfolio	$13,558,766	$12,057,231	$10,723,493
Principal prepayments	$2,333,000	$2,391,000	$1,677,000
Constant prepayment rate	15%	17%	14%
Average size of loans	$87,945	$84,291	$79,328
Servicing assets, net	$123,586	$128,920	$96,930

Delinquent Mortgage Loans and Pending Foreclosures at Year End:
60-89 days past due	1.01%	1.06%	1.22%
90 days or more past due	1.55%	1.90%	1.92%

Total delinquencies excluding foreclosures	2.56%	2.96%	3.14%

Foreclosures pending	1.62%	1.72%	1.76%

(1)	Includes $5.2 billion, $4.3 billion and $3.1 billion of loans owned by Doral Financial at December 31, 2004, 2003 and 2002, respectively, which represented 37%, 34% and 27%, respectively, of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $333.7 million, $261.4 million and $149.2 million at December 31, 2004, 2003 and 2002, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $1.3 billion, $1.2 billion and $797.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage-servicing portfolio.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At December 31, 2004 and 2003 less than 2% (4% at December 31, 2002) of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $2.3 billion, $2.4 billion and $1.7 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.
Mortgage Loans Held for Sale
     Substantially all of the residential mortgage loans originated by Doral Financial mortgage banking units are classified as held for sale because Doral Financial intends to sell these loans in the ordinary course of its mortgage banking and banking business. Mortgage loans held for sale are carried on Doral Financial’s Consolidated Statements of Financial Condition at the lower of net cost or market value on an aggregate portfolio basis. Market values are determined by reference to market prices for comparable mortgage loans, adjusted by the portfolio credit risk. The amount by which costs exceed market value, if any, is accounted for as a loss during the period in which the change in valuation occurs. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential mortgage loans held for sale are fixed-rate loans. Note 10 to Doral Financial’s consolidated financial statements contains additional information with respect to Doral Financial’s portfolio of mortgage loans held for sale.
     As of December 31, 2004, Doral Financial owned approximately $4.9 billion in mortgage loans held for sale, of which approximately $4.4 billion consisted of residential mortgage loans. This amount includes $3.3 billion of mortgage loans added to the Company’s balance sheet as part of the recharacterization as secured borrowings of various transactions previously classified as sales. Doral Financial is currently engaged in discussions with the counterparties to these transactions to unwind or otherwise restructure these transactions.
     GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral may repurchase such delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the loan backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back onto the Company’s mortgage loans held for sale portfolio, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2004, the mortgage loans held for sale portfolio includes $71.2 million related to GNMA defaulted loans, compared to $73.3 million as of December 31, 2003.
     Also, certain sales of fixed-rate mortgage loans, for which the Company is entitled to receive a payment from the mortgage loans based on a fixed rate and the counterparty is entitled to a payment based on a floating rate (floating rate IOs), are subject to a call provision. Under such call provision, Doral Financial has the right to repurchase the loan if the floating rate reaches a pre-determined rate, usually below the weighted-average coupon of the underlying mortgage loans. When the floating rate reaches the pre-determined rate and the loans are eligible for repurchase, Doral Financial is deemed to have regained control over the loans and, at such time, the loans must be recorded as Company assets, regardless of whether Doral Financial intends to exercise the call provision.
Loans Receivable
     Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction loans, land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiaries. During 2004, the Company experienced significant increases in its commercial loan activity. Secured commercial loan production increased 124% from $96 million in 2003 to $215 million in

2004. For 2004, commercial loans secured by real estate (as shown below) also includes $200.1 million related to the recharacterization of certain transfers of residential mortgage loans as commercial loans secured by mortgages. Also, during 2004, the Company entered into the auto and equipment finance leasing business through Doral Leasing, a division of Doral Bank PR. A significant portion of Doral Financial’s loans receivable represent loans made to entities or individuals located in Puerto Rico.
     The maximum aggregate amount in unsecured loans that Doral Bank PR could make to a single borrower under Puerto Rico banking regulations as of December 31, 2004, was approximately $58.0 million. Puerto Rico banking regulations permit larger loans to a single borrower to the extent secured by qualifying collateral. The maximum aggregate amount in loans that Doral Bank NY could make to a single borrower under the OTS banking regulations as of December 31, 2004, was $7.2 million. Doral Financial’s largest aggregate authorized indebtedness to a single borrower or group of related borrowers as of December 31, 2004, was $200.1 million, and consists principally of loans secured by real estate mortgages that resulted from the recharacterization of certain mortgage loan sales to a local financial institution as commercial loans secured by mortgages. Doral Bank PR has requested an administrative ruling from the Office of the Commissioner of Financial Institutions of Puerto Rico granting it a temporary 180-day waiver from continued compliance with the loan-to-one-borrower limitations with respect to such borrowing, to the extent applicable. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of borrowers other than the recharacterized secured borrowings mentioned above is $73.9 million.
     The following table sets forth certain information regarding Doral Financial’s loans receivable:
Table N — Loans Receivable, Net

	As of December 31,
	2004	2003	2002	2001	2000
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Construction loans	$629,913	$603,909	$465,020	$358,659	$205,665
Residential mortgage loans	409,005	529,147	282,059	63,546	74,862
Commercial — secured by real estate	568,842	152,016	138,270	123,414	66,064
Consumer — secured by real estate	320	375	821	870	2,107
Consumer — other	70,579	66,516	62,279	39,109	16,652
Lease financing receivable	7,488	—	—	—	—
Commercial non-real estate	36,848	22,006	13,291	16,874	4,790
Loans on savings deposits	9,354	8,769	8,720	10,523	10,836
Land secured	51,853	65,818	79,996	46,602	26,935

Loans receivable, gross	1,784,202	1,448,556	1,050,456	659,597	407,911

Less:
Unearned interest and deferred loan fees, net	(15,622)	(21,052)	(18,777)	(7,778)	(7,729)
Allowance for loan losses	(20,881)	(14,919)	(7,364)	(4,459)	(2,553)

	(36,503)	(35,971)	(26,141)	(12,237)	(10,282)

Loans receivable, net	$1,747,699	$1,412,585	$1,024,315	$647,360	$397,629

     The following table sets forth certain information as of December 31, 2004, regarding the dollar amount of Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

Table O — Loans Receivable by Contractual Maturities

	As of December 31, 2004
	(As Restated)
	1 year	1 to 5	Over 5
(In thousands)	or Less	Years	Years	Total
Construction loans	$387,963	$238,877	$3,073	$629,913
Residential mortgage loans	2,892	35,001	371,112	409,005
Commercial — secured by real estate	105,568	207,991	255,283	568,842
Consumer — secured by real estate	24	158	138	320
Consumer — other	42,028	28,272	279	70,579
Lease financing receivable	101	4,729	2,658	7,488
Commercial non-real estate	30,557	4,652	1,639	36,848
Loans on savings deposits	3,734	5,572	48	9,354
Land secured	8,806	35,100	7,947	51,853

Loans receivable, gross	$581,673	$560,352	$642,177	$1,784,202

     Scheduled contractual amortization of loans receivable does not reflect the expected life of Doral Financial’s loans receivable portfolio. The average life of these loans is substantially less than their contractual terms because of prepayments and, with respect to conventional mortgage loans, due-on-sale clauses, which give Doral Financial the right to declare a conventional mortgage loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans. Under the latter circumstance, the weighted-average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.
     The following table sets forth the dollar amount of total loans receivable at December 31, 2004, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.
Table P — Loans Receivable by Fixed and Floating or Adjustable Rates (As Restated)

		Due After One Year
			Floating or
	1 Year		Adjustable-
(In thousands)	or Less	Fixed-rate	Rate	Total
Construction loans	$387,963	$22,902	$219,048	$629,913
Residential mortgage loans	2,892	406,113	—	409,005
Commercial — secured by real estate	105,568	225,560	237,714	568,842
Consumer — secured by real estate	24	296	—	320
Consumer — other	42,028	28,447	104	70,579
Lease financing receivable	101	7,387	—	7,488
Commercial non-real estate	30,557	4,895	1,396	36,848
Loans on savings deposits	3,734	5,620	—	9,354
Land secured	8,806	9,982	33,065	51,853

Loans receivable, gross	$581,673	$711,202	$491,327	$1,784,202

     Doral Financial originates floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans held for sale, a significant portion of Doral Financial’s construction, land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2004, 2003 and 2002, approximately 52%, 40% and 52%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The decrease in the proportion of adjustable rate loans for 2003 is due to the reclassification of approximately $212.0 million in fixed-rate, non-conforming residential mortgage loans by Doral Bank PR from mortgage loans held for sale to loans receivable in 2002. Loans with similar characteristics originated during 2003 and 2004 by Doral Financial’s banking units were classified as loans receivable. The adjustable rate construction, commercial and land loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Substantially all construction, commercial and land loans held by Doral Financial are adjustable rate loans maturing, generally, within 10 to 70 months. Note 11 to Doral Financial’s consolidated financial statements contains additional information with respect to Doral Financial’s portfolio of loans receivable.
Non-performing Assets and Allowance for Loan and Lease Losses
     Non-performing assets (“NPAs”) consist of loans past due 90 days and still accruing, loans on a non-accrual basis and other real estate owned. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery. Doral Financial believes that its non-accrual policy for mortgage loans held for sale in its mortgage banking units is reasonable because these loans are adequately secured by real estate and generally have low loan-to-value ratios and because the amounts due on the delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers. Doral Financial’s banking subsidiaries place all loans more than 90 days past due on a non-accrual basis, at which point all unpaid interest previously accrued is reversed. For such banking subsidiaries, interest income is recognized when the borrower makes a payment, and the loan will return to an accrual basis when it is no longer more than 90 days delinquent and collectibility is reasonably assured. As of December 31, 2004, 2003, 2002, 2001, and 2000, Doral Financial would have recognized $4.8 million, $7.6 million, $5.8 million, $2.1 million, and $941,000, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.
     The decrease in non-performing loans in the mortgage banking business from 2003 to 2004 is due in part to the sale of $67.0 million of delinquent conventional residential mortgage loans during 2004. See “Liquidity and Capital Resources.” The increase in non-performing loans in the banking sector is principally due to a $13.5 million construction loan that was designated a non-performing loan during 2004.
     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructuring as of any of the years presented.

Table Q — Non-performing Assets

	As of December 31,
	2004	2003	2002	2001	2000
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage banking business:
Non-accrual loans:
Construction loans	$1,865	$2,901	$497	$705	$1,155
Residential mortgage loans(1)	10,076	21,233	17,337	4,044	—
Construction loans past due 90 days and still accruing	128	—	2,413	—	—
Loans held for sale past due 90 days and still accruing(2)	85,075	97,816	79,925	68,213	63,131
OREO	18,028	18,176	12,375	7,924	5,936

Total NPAs of mortgage banking business	115,172	140,126	112,547	80,886	70,222

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	14,774	1,503	638	1,184	1,029
Residential mortgage loans	8,105	11,664	8,746	5,276	4,965
Commercial real estate loans	8,535	5,166	5,152	1,651	1,513
Consumer loans	1,457	1,681	1,152	463	312
Commercial non-real estate loans	512	586	676	418	178
Land loans	—	—	—	70	—

Total non-accrual loans	33,383	20,600	16,364	9,062	7,997

OREO	2,044	1,077	682	490	322

Total NPAs of banking subsidiaries	35,427	21,677	17,046	9,552	8,319

Total NPAs of Doral Financial (consolidated)	$150,599	$161,803	$129,593	$90,438	$78,541

Total NPAs of banking subsidiaries as a percentage of their loan portfolios, net and OREO	1.23%	0.75%	0.62%	0.44%	0.65%

Total NPAs of Doral Financial as a percentage of consolidated total assets	0.84%	1.38%	1.39%	1.19%	1.27%

Total non-performing loans to total loans	1.95%	2.75%	2.68%	2.28%	2.78%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing loans held for sale) at end of year	59.03%	63.48%	38.21%	45.65%	27.90%

(1)	During the second quarter of 2002, the Company adopted a new policy in which mortgage loans held for sale by its mortgage banking units are placed on a non-accrual basis after they are delinquent for more than 180 days to the extent that the loan-to-value ratio indicates that there is a concern as to ultimate collectibility of the loan. From the beginning of 2001 until the second quarter of 2002, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual basis if they had been delinquent for over a year and if the loan-to-value ratio indicated concern as to ultimate collectibility of the loan. Prior to 2001, Doral Financial did not place mortgage loans held for sale in its mortgage banking units on a non-accrual basis following default.

(2)	Does not include approximately $71.2 million and $73.3 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of December 31, 2004 and 2003, respectively. Also excludes $10.2 million, $10.5 million, $13.5 million, $13.4 million and $27.7 million of 90 days past due FHA/VA loans as of December 31, 2004, 2003, 2002, 2001, and 2000, respectively, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings.

     Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal appraisals and physical inspections.
     The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking businesses for the years indicated.
Table R — Allowance for Loan and Lease Losses

	As of December 31,
	2004	2003	2002	2001	2000
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Allowance for loan losses:
Balance at beginning of year	$14,919	$7,364	$4,459	$2,553	$1,964
Provision for loan losses	10,384	11,579	4,488	2,684	1,229

Charge-offs:
Construction loans	(831)	(699)	—	—	—
Residential mortgage loans	(20)	(13)	—	—	(24)
Commercial real estate loans	—	—	—	—	—
Consumer loans	(2,521)	(2,956)	(1,500)	(694)	(529)
Commercial non-real estate loans	(723)	(417)	(103)	(91)	(239)
Other	—	—	(116)	(42)	(122)

Total charge-offs	(4,095)	(4,085)	(1,719)	(827)	(914)

Recoveries:
Construction loans	100	2	—	—	—
Residential mortgage loans	—	—	14	—	103
Commercial real estate loans	—	—	1	—	—
Consumer loans	202	234	155	161	115
Commercial non-real estate loans	45	8	15	37	50
Other	—	—	11	—	6

Total recoveries	347	244	196	198	274

Net charge-offs	(3,748)	(3,841)	(1,523)	(629)	(640)

Other	(674)	(183)	(60)	(149)	—

Balance at end of year	$20,881	$14,919	$7,364	$4,459	$2,553

Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of year	1.18%	1.05%	0.71%	0.68%	0.64%

Net charge-offs to average loans receivable outstanding	0.23%	0.31%	0.20%	0.12%	0.20%

The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:
Table S — Allocation of Allowance for Loan and Lease Losses

	2004		2003		2002		2001		2000
	(As Restated)		(As Restated)		(As Restated)		(As Restated)		(As Restated)
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$12,510	35%	$7,877	42%	$2,347	45%	$940	55%	$345	50%
Residential mortgage loans	974	23%	1,336	36%	1,021	27%	800	10%	513	19%
Commercial — secured by real estate	4,097	32%	2,263	10%	2,005	13%	1,317	18%	714	17%
Consumer — secured by mortgage	—	0%	4	0%	—	0%	—	0%	—	1%
Consumer — other	2,032	4%	2,291	5%	1,872	6%	1,313	6%	950	4%
Lease financing receivable	150	0%	—	0%	—	0%	—	0%	—	0%
Commercial non-real estate	599	2%	344	2%	119	1%	89	2%	31	1%
Loans on savings deposits	—	1%	—	0%	—	1%	—	2%	—	2%
Land secured	519	3%	804	5%	—	7%	—	7%	—	6%

Total	$20,881	100%	$14,919	100%	$7,364	100%	$4,459	100%	$2,553	100%

     The allowance for loan and lease losses relating to loans held by Doral Financial was $20.9 million at December 31, 2004, compared to $14.9 million at December 31, 2003 and $7.4 million as of December 31, 2002. After making a significant increase in the provision for loan losses during 2003 because of increases in its construction loan portfolio, the Company determined that, based on an analysis of the credit quality, composition of its loan portfolio, and loan loss experience, a smaller provision was required during 2004, compared to 2003, to maintain its level of loan loss reserves at an appropriate level.
     In addition, during 2003 and 2004, unsecured consumer loans experienced a significant increase in gross charge-offs compared to prior years, primarily driven by a significant growth in the Company’s consumer loan portfolio. During the third quarter of 2001, Doral Bank PR commenced an aggressive cross-selling campaign with the Company’s mortgage banking units. Customers were selected based on prior payment history on mortgage products and unsecured consumer loans were pre-approved to clients with excellent payment history. However, in many cases, the Company’s payment experience in such unsecured consumer loans has not reflected the same behavior.
     The percentage of the allowance for loan and lease losses to non-performing loans will not remain constant due to the nature of Doral Financial’s portfolio of loans that are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance, management considers such factors as default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment) probable loss and recovery rates, and the degree of risk inherent in the loan portfolios. The Company evaluates homogeneous loan portfolios, including residential mortgage loans, consumer loans and commercial and construction loans under $2.0 million, for specific allowances by reference to historical charge-offs experiences of each loan category and delinquency levels as well as charge-offs and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates. Past due construction and commercial loans over $2.0 million are evaluated for impairment individually, generally based on the fair values of the collateral. Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expense and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan losses is sufficient, future additions to the allowance may be necessary if economic conditions change substantially from the expectations used by Doral Financial in determining the allowance for loan and lease losses.
Investment and Trading Activities
     As part of its mortgage securitization activities, Doral Financial is involved in the purchase and sale of mortgage-backed securities. Doral Financial also engages in purchases and sales of whole loans and securities primarily through its international banking entity subsidiary. At December 31, 2004, Doral Financial held securities for trading with a fair market value of $489.1 million, approximately $266.4 million of which consisted of Puerto Rico tax-exempt GNMA securities. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held for trading are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on securities held for trading. The fair values of Doral Financial’s tax-exempt GNMA securities are based on quotations obtained from local broker-dealers. Refer to “Critical Accounting Policies — Valuation of Trading Securities and Derivatives” for additional information on how Doral Financial determines the fair values of its trading securities.
     As part of its strategy to diversify its revenue sources and maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of December 31, 2004, Doral Financial held $5.0 billion of investment securities that were classified as available for sale and reported at fair value based on quoted market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income (loss), net of income tax (expense) benefit in Doral Financial’s consolidated financial statements. At December 31, 2004, Doral Financial had unrealized losses in AOCI of $73.7 million, compared to unrealized losses of $49.4 million at December 31, 2003. As of December 31, 2004, Doral Financial held approximately $2.3 billion in securities that are classified as held to maturity and reported at amortized cost.
     The following table summarizes Doral Financial’s securities holdings as of December 31, 2004.
Table T — Investment Securities

				Total
	Held for	Available	Held to	Investment
	Trading	for Sale	Maturity	Securities
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Mortgage-backed securities	$337,587	$3,325,267	$453,413	$4,116,267
Variable interest-only strips	125,216	—	—	125,216
Fixed interest-only strips	2,145	—	—	2,145
U.S. Treasury securities	—	1,543,035	676,844	2,219,879
U.S. government sponsored agency obligations	5,025	114,206	1,148,883	1,268,114
Puerto Rico government obligations	5,444	—	19,135	24,579
Other	13,653	—	3,420	17,073

Total	$489,070	$4,982,508	$2,301,695	$7,773,273

     For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 6, 7 and 8 of Doral Financial’s consolidated financial statements.
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

     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. At December 31, 2004 and 2003, advances to investors receivable were $32.5 million and $24.7 million, respectively. During the years ended December 31, 2004 and 2003, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $26.2 million and $22.3 million, respectively. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2004, and 2003, the outstanding principal balance of such delinquent loans was $333.7 million and $261.4 million, respectively, and the aggregate monthly average amount of funds advanced by Doral Financial on such delinquent loans was $26.1 million and $19.8 million, respectively. During the year ended December 31, 2004, the Company sold approximately $44.4 million of residential FHA-insured or VA-guaranteed delinquent loans and $67.0 million of conventional residential mortgage loans to third parties. During the year ended December 31, 2003, Doral Financial sold approximately $134.7 million of residential FHA-insured or VA-guaranteed delinquent loans.
     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent Doral Financial breaches any of these warranties, investors are generally entitled to cause Doral Financial to repurchase the loan subject of the breach.
     In addition to its servicing and warranty obligations, Doral Financial’s loan sale activities include the sale of some non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated, and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. See “Off-Balance Sheet Activities” for additional information on these arrangements.
     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of December 31, 2005, Doral Financial’s maximum recourse exposure with FNMA amounted to $1.1 billion and had posted collateral of approximately $45.0 million to secure such obligation. While unlikely, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.
     Doral Financial’s primary sources of liquidity are secured borrowings collateralized by mortgage loans, loan sales in the secondary mortgage market, deposits, advances from the FHLB-NY, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and unsecured debt obligations. Other sources of liquidity include proceeds from privately placed and publicly offered debt and equity financings in the capital markets.
     The table below shows Doral Financial’s sources of borrowings and the related average interest rate as of December 31, 2004, and 2003. Refer to Notes 18 and 20 to Doral Financial’s consolidated financial statements for additional information regarding Doral Financial’s repurchase agreements and warehouse lines of credit.

Table U — Sources of Borrowings

	As of December 31,
	2004		2003
	Outstanding	Average	Outstanding	Average
	Balance	Rate	Balance	Rate
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Deposits	$3,643,080	2.47%	$2,971,272	2.38%
Repurchase agreements	6,305,163	2.73%	3,602,942	2.46%
Advances from the FHLB	1,294,500	3.98%	1,206,500	3.89%
Loans payable	3,638,507	3.68%	2,014,183	3.22%
Notes payable	1,095,977	4.38%	561,373	7.78%
     As of December 31, 2004, Doral Financial had warehousing, gestation and repurchase agreement lines of credit (including advances from the FHLB-NY) totaling $14.6 billion of which $7.9 billion was outstanding under these facilities at year end. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $330.0 million represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. As of January 31, 2006, the amount of committed facilities was approximately $500 million. The remaining funding was available under uncommitted lines pursuant to which advances are made at the discretion of the lender. Until the uncertainty surrounding the restatement process is resolved, it will be more difficult for Doral Financial to obtain committed credit facilities. Committed lines of credit generally require a borrower to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making further advances to Doral Financial.
     Doral Financial has also obtained liquidity in the capital markets through public and private offerings of its debt securities. For example, on June 7, 2004, Doral Financial sold $115.0 million of its floating rate senior notes due December 7, 2005, and on July 20, 2004, sold $350.0 million of its floating rate senior notes due July 20, 2007. On September 1, 2004, and September 20, 2004, Doral Financial sold an additional $125.0 million and $150.0 million, respectively, of its floating rate senior notes due July 20, 2007. The $740.0 million aggregate principal amount of floating rate senior notes issued during 2004 were sold at an average price to the public of 100.084% of the principal amount thereof, resulting in proceeds to Doral Financial of approximately $739.3 million, after selling commissions but before expenses.
     Under Doral Financial’s repurchase lines of credit and derivative contracts, Doral Financial is required to deposit cash or qualifying securities to meet margin requirements. To the extent that the value of securities previously pledged as collateral declines because of changes in interest rates, Doral Financial will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.
     A considerable amount of Doral Financial’s liquidity is derived from the sale of mortgage loans in the secondary mortgage market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or for any reason Doral Financial failed to qualify for such programs, Doral Financial’s ability to sell mortgage loans, and consequently its liquidity, would be materially adversely affected.
     Doral Financial has historically sold a significant portion of its non-conforming loan production to local financial institutions at relatively high gain on sale margins through the creation of floating rate IOs. As part of the restatement process, Doral Financial has reduced the emphasis on the creation of floating rate IOs. While Doral Financial is seeking alternative sales channels for its non-conforming mortgage loan production, it anticipates that these new sales channels will result in considerably lower gain on sales margins, thereby adversely affecting its liquidity.

     Doral Financial maintains an investment in MSRs and IOs generated as part of its mortgage sale activities. While the servicing assets and IOs are recorded at the time of sale of the related mortgage loans, the cash related to such retained interest is received over the life of the asset and, therefore, does not generally provide immediate liquidity that is available to Doral Financial to fund its operations or to pay dividends.
     Doral Financial’s ability to obtain liquidity through the capital markets has been adversely affected as a result of its credit ratings being downgraded below investment grade. See “— Certain Factors That May Affect Future Results,” under Item 1 of this report. The decrease in Doral Financial’s credit ratings could also make it more difficult for it to sell non-conforming loans subject to recourse provisions, since the purchasers of loans subject to recourse provisions rely in part on the credit of Doral Financial when purchasing such loans. A decrease in recourse sales could adversely affect the liquidity of Doral Financial because the secondary market for non-conforming loans is not as liquid as the secondary market for loans that qualify for the sale or guarantee programs of FHA, VA, FNMA and FHLMC. A decrease in Doral Financial’s credit ratings could also adversely affect its liquidity because lending institutions may be less inclined to renew or enter into new lending arrangements with Doral Financial. A ratings downgrade could also adversely affect liquidity because counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such agreements.
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, advances from the FHLB and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of December 31, 2004, Doral Financial’s banking subsidiaries held approximately $3.6 billion in deposits at an average interest rate of 2.47%. For additional information regarding deposit accounts and advances from the FHLB, see Notes 17 and 19 to Doral Financial’s consolidated financial statements.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the years indicated.
Table V — Average Deposit Balance

	Year ended December 31,
(Dollars in thousands)	2004		2003		2002
				Average		Average
	Average	Average	Average	Rate	Average	Rate
	Balance	Rate	Balance	(As Restated)	Balance	(As Restated)
Certificates of deposit	$1,829,370	3.15%	$1,535,835	3.50%	$1,168,984	4.32%
Regular passbook savings	416,928	2.27%	268,990	2.51%	183,074	3.50%
NOW accounts	634,486	2.15%	497,277	2.19%	411,837	2.69%
Non-interest bearing	359,212	–	349,531	–	273,708	–

Total deposits	$3,239,996	2.49%	$2,651,633	2.69%	$2,037,603	3.34%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2004.
Table W – Certificates of Deposit Maturities

(In thousands)	Amount
Certificates of deposit maturing:
Three months or less	$347,056
Over three through six months	71,182
Over six through twelve months	214,035
Over twelve months	1,092,669

Total	$1,724,942

     As of December 31, 2004 and 2003, Doral Financial’s retail banking subsidiaries had approximately $1.3 billion and $985.3 million, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
     Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At December 31, 2004, Doral Financial’s banking subsidiaries had $1.3 billion in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 3.98%. See Note 19 to Doral Financial’s consolidated financial statements for additional information regarding such advances.
Regulatory Capital Ratios
     As of December 31, 2004, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%) to be considered as an adequately capitalized institution. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of December 31, 2004, based on existing Federal Reserve, FDIC and OTS guidelines.
Table X — Regulatory Capital Ratios

		Banking Subsidiaries
	Doral	Doral		Well-
	Financial	Bank PR	Doral	Capitalized
	(As Restated)	(As Restated)	Bank NY	Minimum
Total capital (Total capital to risk-weighted assets)	14.8%	20.6%	21.5%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	14.4%	19.9%	21.2%	6.0%
Leverage ratio(1)	6.8%	5.5%	8.5%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     Doral Financial’s regulatory capital ratios as of December 31, 2004 declined, when compared to 2003, due to significant asset growth that was not proportional with total capital growth. The higher volume of risk-weighted assets during 2004, which increased by 30% compared to 2003, was principally attributable to significant increases on the Company’s loans and mortgage-backed securities portfolios. Also, while the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the leverage ratio is significantly lower because it is based on total average assets without any risk weighting. Refer to Note 4 to Doral Financial’s consolidated financial statements for additional information regarding the regulatory capital ratios.
     As of December 31, 2004, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the FDICIA. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.

     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
     The federal banking and thrift regulatory agencies have adopted a rule that imposes a dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a sub-set of residual interests. Currently, Doral Financial classifies most of the IOs retained in connection with the sale of its non-conforming loans as credit-enhancing interest-only strips under the rule and thus Doral Financial IOs are subject to a dollar-for-dollar capital requirement for risk-based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth previously incorporate the impact of the capital rule for IOs.
     Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the holding company level and, accordingly, the rule only impacts the regulatory requirements applicable to Doral Financial as a financial holding company, and has no impact on the banking subsidiaries. While the impact of this rule is to reduce Doral Financial’s regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements.
     Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of December 31, 2004, Doral Financial’s outstanding balance of loans sold with recourse was $1.8 billion (2003 — $1.5 billion) and is included for purposes of the computation of the capital ratios previously set forth.
     Doral Securities is subject to regulatory capital requirements imposed by the SEC. At December 31, 2004, Doral Securities was in compliance with its applicable regulatory capital requirement.
     Doral Financial expects that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations.
Assets and Liabilities
     At December 31, 2004, Doral Financial’s total assets were $17.8 billion, compared to $11.8 billion at December 31, 2003. The increase in assets was due primarily to an increase in the investment securities portfolio of approximately $2.8 billion, resulting from Doral Financial’s strategy to increase its tax-exempt interest income by investing in mortgage-backed and U.S. Treasury and agency securities, particularly through its international banking entity subsidiary. The increase in assets also reflects an increase in cash and money market investments of $1.6 billion, resulting from a higher volume of liquid assets accumulated by the Company in anticipation of rising interest rates and an increase of $1.5 billion on its loan portfolio. Total liabilities were $16.6 billion at December 31, 2004, compared to $10.6 billion at December 31, 2003. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts, secured borrowings and notes payable used to fund Doral Financial’s increase in assets. Borrowings with local financial institutions secured by real estate mortgages increased to $3.3 billion at December 31, 2004, compared to $1.8 billion at December 31, 2003. At December 31, 2004, deposit accounts totaled $3.6 billion, compared to $3.0 billion at December 31, 2003. As of December 31, 2004, Doral Financial’s banking subsidiaries had $11.7 billion in assets, including assets of Doral International, an international banking entity and wholly owned subsidiary of Doral Bank PR, compared to $7.2 billion at December 31, 2003.

Off-Balance Sheet Activities
      In the ordinary course of business, certain loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) are sold to investors on a recourse basis pursuant to which Doral Financial retains part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally 24 months) or up to a specified percentage (generally 10% to 15%) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of December 31, 2004, the outstanding principal balance of loans sold subject to recourse was $1.8 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $884.8 million (see Table AA — Other Commercial Commitments for a breakdown of recourse obligation by expiration period). Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $11.4 million, as of December 31, 2004, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.” As of December 31, 2004, approximately $78.9 million or 4% of the principal amount in loans sold with recourse were 60 days or more past due.
      Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of December 31, 2004.
Table Y – Loans Subject to Recourse by Loan Type

	Outstanding	Weighted-average
(In thousands)	Balance	Loan to Value
Loan Type:
FHA/VA loan	$1,648	79.3%
Conventional loans	1,714,446	75.2%
Commercial	62,884	76.4%

Total	$1,778,978	75.1%

      From time to time, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans, on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest whether or not collected from the underlying borrower. For additional information regarding sales of delinquent loans refer to “Liquidity and Capital Resources.”
      Doral Financial is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.
      The contractual amounts of these instruments reflect the extent of involvement Doral Financial has in particular classes of financial instruments. Doral Financial’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At December 31, 2004, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $596.8 million and $4.5 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $4.2 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate-lock agreements with borrowers. During 2005, outstanding commitments to sell up to $2.2 billion in mortgage loans that would give rise to IOs were terminated. Similarly, outstanding commitments to purchase up to $506.3 million in mortgage loans from third parties were also terminated.

Contractual Obligations and Other Commercial Commitments
      The following tables summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2004.
Table Z — Contractual Obligations

(In thousands)	Payment Due by Period
		Less than			After 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Contractual Obligations(1)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Deposits	$3,643,080	$2,470,099	$782,634	$375,306	$15,041
Repurchase agreements (2)	6,305,163	5,140,363	970,000	194,800	—
Advances from the FHLB (2)	1,294,500	647,500	547,000	100,000	—
Loans payable(3)	3,638,507	279,560	—	—	3,358,947
Notes payable	1,095,977	130,354	720,085	1,770	243,768
Other liabilities	585,228	580,228	2,000	2,000	1,000
Non-cancelable operating leases	64,698	7,144	13,386	11,792	32,376

Total Contractual Cash Obligations	$16,627,153	$9,255,248	$3,035,105	$685,668	$3,651,132

(1)	Amounts included in the table below do not include interest.

(2)	Includes $2.1 billion of repurchase agreements with an average rate of 3.88% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from March 2005 to November 2014. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $3.3 billion of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans, generally estimated to range between 10% and 20% on an annual basis.
Table AA — Other Commercial Commitments(1)

(In Thousands)	Amount of Commitment Expiration Per Period
	Total Amount	Less than			After 5
	Committed	1 year	1-3 years		Years
Other Commercial Commitments	(As Restated)	(As Restated)	(As Restated)	3-5 years	(As Restated)
Commitments to extend credit	$596,753	$305,090	$291,443	$106	$114
Commitments to sell mortgage-backed securities and loans	4,198,556	2,998,556	1,200,000	—	—
Commitments to purchase loans	800,000	800,000	—	—	—
Commercial and financial standby letters of credit	4,534	4,534	—	—	—
Standby repurchase (recourse) obligations	884,841	18,964	421,082	—	444,795

Total	$6,484,684	$4,127,144	$1,912,525	$106	$444,909

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of Doral Financial.
Risk Management
     Doral Financial’s business is subject to four broad categories of risks: interest rate risk, credit risk, operational risk and liquidity risk. Doral Financial has adopted policies and procedures which have been designed to identify and manage risks to which the company is exposed specifically those relating to interest rate risk, credit risk, and operational risks.

Interest Rate and Market Risk Management
     Doral Financial’s management has identified interest rate risk as the primary risk facing the Company. Interest rate risk includes the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities. Interest rate risk also includes the risk that Doral Financial’s net interest income from its loan and investment portfolio will change in response to changes in interest rates.
     Doral Financial’s risk management policies are designed with the goal of maximizing long-term shareholder value and minimizing the impact of interest rate volatility. These policies are also designed to ensure the maintenance of adequate capitalization, liquidity, and other regulatory requirements. The objectives of Doral Financial’s risk management policies are pursued within the limits established by the Board of Directors of the Company. The Board of Directors has delegated the monitoring of interest rate and market risk to its Risk Policy Committee.
     Doral Financial’s Asset/Liability Management Committee (“ALCO”) has been created under the authority of the Board of Directors to manage the Company’s interest rate and market risk. The ALCO is primarily responsible for ensuring that Doral Financial operates within the established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee of the Board of Directors.
     The ALCO is responsible for:
•	developing the Company’s asset/liability management and liquidity strategy;

•	recommending for Board approval asset/liability and liquidity risk limits that are consistent with the Company’s policies;

•	overseeing product pricing and volume objectives for customer-related activities;

•	overseeing the Company’s secondary sales activities;

•	monitoring compliance with risk limits and judging adequacy of execution of tactics by the Funds Management Group; and

•	overseeing the maintenance of management information systems that supply, on a timely basis, the information and data necessary for the ALCO to fulfill its role as the Company’s asset/liability manager.
Risk Identification and Measurement
     Doral Financial manages interest rate exposure related to its assets and liabilities on a consolidated basis. Changes in interest rates can affect the volume of Doral Financial’s mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on sale of loans and the value of Doral Financial’s servicing assets, IOs, and loans and securities holdings.
     Commencing on the second half of 2005, Doral Financial began a process to improve its interest rate risk management practices. This process included measures to better identify the interest rate risk associated with the Company’s assets and liabilities and source of income, and the development of policies and procedures to manage these risks. The Company manages these risks by principally focusing on the following metrics:
•	Net Interest Income (NII) Sensitivity. In determining the appropriate measure of Doral Financial’s exposure to NII sensitivity, the Company uses simulations to measure the risk of changes in interest rates on the Company’s net income. These simulations assume a static balance sheet, in which every maturing asset or liability is reinvested or refunded in the same type of instrument with the same tenor. Simulation modeling includes “what if” analyses to determine the effect of different interest scenarios on Doral Financial’s risk profile and profitability. The primary scenario used for risk measurement purposes is based on instantaneous changes in interest rates across contractual maturities.

In using these simulations, the Company considers the impact of changes in interest rates on the interest rate spreads between deposits, CD rates, loans, investments, etc. The impact of prepayment rates on loans and mortgage securities, interest rate caps and floors, and other options are also taken into account.
•	Market Value of Equity. While simulations can adequately assess short term (1-2 years) interest rate risk, Doral Financial does not rely entirely on this analysis to capture and identify the risks associated with longer term re-pricing imbalances. To complement and broaden the risk analysis, the Company uses convexity and duration analysis to measure the sensitivity of the market value of equity (“MVE”) to changes in interest rates. Duration measures the linear change in MVE caused by changes in interest rates; while, convexity measures the non-linear change in MVE caused by changes in interest rates. These two analysis combined provide a better understanding of the sensitivity of MVE to changes in interest rates.

•	Leverage. The Company measures and monitors the Company’s leverage by targeting and setting limits to the following two ratios: (1) Tangible Equity to Tangible Assets, and (2) Risk Based Capital Ratio.

•	Yield curve twist. Under a “normal yield curve,” longer term interest rates are higher than shorter term rates. A change of interest rates by the same amount along all maturities of the curve is called a “parallel shift” in the yield curve, since the shape of the curve stays the same even though rates might be higher or lower across the curve. A change in the yield curve where interest rates change differently for different terms of the curve is called a “twist.” Yield curve twist, also called rotation risk or yield curve risk, is the risk associated with non-parallel rate shifts in the yield curve. These changes in the shape of the yield curve are more commonly known as flattening or steepening. The Company measures MVE sensitivity to yield curve twist by shifting the 3-month LIBOR and 10-year LIBOR rates by 55 and 14 basis points, respectively, in opposite directions. LIBOR rate shifts between the 3-month LIBOR and 10-year LIBOR are interpolated in a linear fashion.
     Interest Rate Risk Management Strategies
     In the past, including during 2004, the Company’s interest rate risk strategy was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term rates that could not be absorbed in the normal course of business and was not adequately aligned to the sensitivity of the Company’s balance sheet composition to interest rate changes. In implementing this strategy the Company engaged in a substantial volume of short dated derivatives.
     Doral Financial’s current interest rate management strategies is implemented by the ALCO and is designed to reduce the Company’s overall exposure to interest rate risk to protect the market value of equity and to manage the volatility of net interest income. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis will be placed on balance sheet management.
     Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of strategies, which are adjusted in relation to prevailing market conditions.
     Internal balance sheet management practices are designed with the aim of reducing the re-pricing gaps of the Company’s assets and liabilities. These techniques seek longer-term funds through the use of long-term repurchase agreements, FHLB-NY advances and brokered deposits.
The Company uses the following derivatives as part of its risk management activities:

•	Interest Rate Caps – represent the right to receive cash if a referenced interest rate rises above a contractual strike price.

•	Interest Rate Swaps – represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For NII protection, Doral Financial typically pays a fixed rate of interest and receives floating rate of interest.

•	Interest Rate Cap within corridor – represent the right to receive cash if a referenced interest rate is between the contractual strike prices.

•	Interest Rate Collars – represent the right to receive cash so long as interest rates fluctuate within a negotiated range.

•	Short Eurodollar Future Contacts – represent standardized exchange traded contracts, the value of which is tied to spot Eurodollar rates at specific future dates. The value of these contracts increases when Eurodollar rates rise and are used by Doral Financial to protect against increases in interest rates.

•	Payor Swaptions (with maturity within one year) – represents a right to enter into a predetermined interest rate swap at a future date (in Doral Financial’s case, in which Doral Financial would pay a fixed rate and receive a floating rate). These contracts increase in value as rates rise.
     Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has a positive duration gap (a greater amount of liabilities maturing or repricing at any given time relative to assets maturing within the same time frame) which causes the MVE to decrease with increases in interest rates. Management implements duration and convexity strategies in order to bring the Company’s duration gap within the long-term targets established by the Board of Directors.
     In order to bring duration measures within the long-term target of the Company, management also uses a combination of the internal liabilities management techniques and derivative instruments. Doral Financial primarily uses the following derivatives for such purposes:
•	Interest Rate Caps

•	Interest Rate Swaps

•	Interest Rate Cap within corridor

•	Interest Rate Collars

•	Payor Swaptions

•	Eurodollar Futures

•	Short Treasury Futures
     Doral Financial also enters into forward commitments to sell mortgaged-backed securities (“MBS”) by setting the price in advance to protect the Company against increases in interest rates and concurrent reductions in the price of MBS.
     Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risks primarily results from mortgage prepayment risk. In order to bring convexity measures within the long-term targets of the Company, management primarily uses a combination of internal balance sheet management and the following derivatives:
•	Payor Swaptions

•	Call and Put options on Eurodollar Futures

•	Put and Call options on agency MBS

•	Put and Call options on Treasury Futures
     Call options represent the right to buy a specified security at a specified price in the future. Their value generally increases as interest rates fall. Put options represent the right to sell a specified security in the future. Their value generally increases as interest rates rise. These products enable the Company to hedge against adverse changes in MVE due to unexpected movements in interest rates, taking into consideration the duration and interest rate sensitivity of the Company’s loan and investment portfolio.

     Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels. Management seeks to modify the risk profile of the balance sheet through hedging activities to achieve targeted levels.
     The interest rate risk exposure can be decomposed into linear and non-linear risk based on the varying changes to the MVE to movements of interest rates. The linear risk is managed through interest rate swaps. The non-linear risk arises primarily from embedded optionality in our products and transactions which allow clients and counterparties to modify the maturity of loan, securities, deposit and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active hedging strategies.
     The table below shows the risk profile of Doral Financial under 100-basis point increases and decreases of interest rates, as of December 31, 2004.

	Market Value	Net Interest
	of Equity Risk	Income Risk
+ 100 bps	(22.3%)	(13.0%)
- 100 bps	7.1%	10.5%
     Derivatives
     As described above, Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates beyond the control of management. Derivatives are generally either privately negotiated over-the-counter (“OTC”) or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, caps and collars, forwards and options. Exchange-traded derivatives include futures and options on futures contracts.
     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or internal valuation models. The notional amounts of derivatives totaled $72.3 billion and $46.6 billion, respectively, as of December 31, 2004 and 2003. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Note 33 to Doral Financial’s consolidated financial statements contain a detailed summary of Doral Financial’s activity in derivative instruments.
     Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s hedging strategy. Doral Financial’s risk management strategy following the restatement is more focused on internal balance sheet management and interest rate swaps. The increase focus on internal balance sheet management is expected to result in a decrease volume of derivatives.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.

Table BB — Fair Value Reconciliation (1)

Year ended
December 31, 2004
(In thousands)	(As Restated)
Fair value of contracts outstanding at the beginning of the year	$5,931
Contracts realized or otherwise settled during the year	151,191
Fair value of new contracts entered into during the year	(156,329)
Changes in fair values during the year	4,879

Fair value of contracts outstanding at the end of the year	$5,672

(1)	Excludes the favorable cumulative mark-to-market valuation adjustment of approximately $27.2 million resulting from the fair value hedge discontinuance. See Note 7 to Doral Financial’s consolidated financial statements.
Table CC — Source of Fair Value

(In thousands)	Payment Due by Period
	Maturity
	less than			Maturity
	1 Year	Maturity	Maturity	in excess	Total Fair Value
As of December 31, 2004	(As Restated)	1-3 Years	3-5 Years	of 5 Years	(As Restated)
Source of Fair Value

Prices actively quoted	$(4,813)	$(1,714)	$—	$—	$(6,527)
Prices provided by other external sources	271	1,117	10,811	—	12,199

	$(4,542)	$(597)	$10,811	$—	$5,672

     The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. Doral Financial generally manages its risks by taking risk-offsetting positions.
     The credit risk of derivatives arises from the potential of counterparty’s default on its contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

Table DD — Derivative Counterparty Credit Exposure
(Dollars in thousands)

	December 31, 2004
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value(4)	(in years)
AA-	1	$414,234	$1,998	$—	$1,988	4.70
A+	2	1,500,000	3,038	(2,881)	157	2.17
A	4	3,344,873	11,702	(1,441)	10,261	1.30

Subtotal	7	5,259,107	$16,738	$(4,322)	$12,406	1.82

Other derivatives(5):
Treasury futures		320,000
Treasury future options		4,340,000
Eurodollar futures		7,120,000
Eurodollar future options		55,300,000

Total Derivatives		$72,339,107

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	These values are based on an internal risk model used to measure the sensitivity of the Company’s Market Value of Equity to changes in interest rates, and not on the fair values recorded in the Company’s books for the related instruments.

(5)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
Credit Risk
     Doral Financial’s loan portfolio is subject to credit risk. See “Table N — Loans Receivable, Net” for more information on the composition of Doral Financial’s loan portfolio. Doral Financial has identified mortgage credit risk as the primary type of credit risk affecting the Company. Mortgage credit risk is the risk that a borrower fails to make timely payments on a mortgage owned or guaranteed by Doral Financial.
     Credit Risks Related to Loan Activities
     With respect to mortgage loans originated for sale as part of Doral Financial’s mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750 in addition to the mortgage collateral. Loan-to-value ratios for residential mortgage loans generally do not exceed 80% (85% for certain qualifying home purchase transactions through Doral Bank PR) unless private mortgage insurance is obtained.
     In the ordinary course of business, Doral Financial sells some loans on a recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” for more information regarding recourse obligations.
     Doral Financial is also subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represents loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.
     Doral Financial manages credit risk by maintaining sound underwriting standards, monitoring the quality of the loan portfolio, assessing reserves and loan concentrations, recruiting qualified credit officers, implementing and monitoring lending policies and collateral requirements, maintaining appropriate collection procedures, and procedures to ensure appropriate actions to comply with laws and regulations. Underwriting guidelines facilitate the uniform application of underwriting standards to all borrowers regardless of race, religion or ethnic background and also provide means for measuring credit risk. The Company’s conventional conforming and government underwriting guidelines comply with the guidelines established by Fannie Mae and Freddie Mac and in the case of FHA-insured and VA-guaranteed mortgage loans, comply with guidelines established by the U.S. Department of Housing and Urban Development and the Veterans Administration. Borrower quality includes consideration of the borrower’s credit and capacity to pay, mainly assessed through the use of credit reports. Doral Financial’s collateral requirements for loans depend on the financial strength of the borrower and the type of loan involved. Collateral quality includes consideration of property value, condition and marketability. Acceptable collateral principally includes cash, deposit and investment accounts and real estate, and, to a lesser extent, liens on accounts receivable, leases receivable, inventory and personal property. In the case of non-conforming loans sold subject to recourse, Doral Financial also generally requires lower loan-to-value ratios to protect itself from possible losses on foreclosure.
     Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, Doral Financial is subject to greater credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. For example, if Puerto Rico’s real estate market were to experience an overall decline in property values, the Company’s rates of loss on foreclosures would probably increase.
     For more information regarding Doral Financial’s credit exposure, see “Table Q — Non-Performing Assets” and See “Table R — Allowance for Loan and Lease Losses,” above.
Operational Risk
     Operational risks include the potential for financial losses resulting from failed or inadequate controls. Operational risks are inherent in every aspect of business operations, and can result from a range of factors including human judgments, process or system failures, or business interruptions. Operational risks are present in all of Doral Financial’s business processes, including financial reporting.
     Overview of Operational Risk Management
     Doral Financial is in the process of instituting an operational risk management program which will encompass the use of a more structured approach for the identification, assessment, measurement, mitigation, monitoring and reporting of events that may have an impact on Doral Financial’s exposure to operational risk. The proposed framework defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people, systems, or from external events.
     Doral Financial intends to establish a corporate level Enterprise Risk Officer, who will be responsible for the analysis of non-credit and non-market risks faced by the Company. The Enterprise Risk Officer will coordinate with the Internal Audit group on risk identification and monitoring through Doral Financial and will report directly to the Risk Policy Committee. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
     Internal Control Over Financial Reporting
     The factors contributing to the need for the restatement and the errors and corrections made are discussed under Item 9A of this Form 10-K/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements” and in Note 1 “— Restatement of Previously Issued Financial Statements” to the accompanying audited consolidated financial statements.
     Doral Financial’s management has identified several material weaknesses in Doral Financial’s internal control over financial reporting. For a detailed discussion of the materials weaknesses that have been identified by management, please refer to Item 9A of Part II of this Annual Report on Form 10-K/A.

     To ensure that these deficiencies and the other factors that contributed to the need for the restatement are properly addressed, management is implementing a comprehensive remediation program under the direction and oversight of the Audit Committee of the Board of Directors. Although the Company has not fully remediated the material weaknesses as of December 31, 2004, it believes that it has already remediated a number of its control deficiencies that contributed to the restatement, including the controls and procedures relating to the valuation of Doral Financial’s portfolio of IOs and MSRs and accounting in mortgage loan sales transactions. Doral Financial is actively engaged in the implementation of remediation efforts to address the other material weaknesses identified in the Company’s internal control over financial reporting.
Liquidity Risk
     For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “— Liquidity and Capital Resources,” above.
General Business, Economic and Political Conditions
     The Company’s business and earnings are sensitive to general business and economic conditions in Puerto Rico and the United States. As a Commonwealth of the United States, Puerto Rico has a U.S. dollar-based economy. The trends of Puerto Rico’s economic fundamentals are directly related to those found in the U.S. economy. Significant business and economic conditions include short- and long-term interest rates, inflation and the strength of the Puerto Rico and U.S. economy and housing markets. If any of these conditions deteriorate, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans.
     In addition, general and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratio of existing loans, thereby reducing credit exposure. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Risk Management” for a discussion of the effects of changes of interest rates on Doral Financial’s operations.
     The Company operates in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. The Company faces competition in such areas as mortgage and banking product offerings, rates and fees, and customer service. In addition, technological advances and increased e-commerce activities have, generally, increased accessibility to products and services for customers which has intensified competition among banking and non-banking companies in the offering of financial products and services, with or without the need for a physical presence.
     The Company is heavily regulated by banking, mortgage lending and insurance laws at the federal and local levels, and proposals for further regulation of the financial services industry are continually being introduced. The Company is subject to other federal and local laws and regulations that affect its businesses, including those regarding taxation. Any failure to comply with such laws or regulations, whether actual or alleged, could expose the Company to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect the Company’s earnings.
Reclassifications
     Certain amounts reflected in the Company’s consolidated financial statements for the years ended December 31, 2003, and 2002, have been reclassified to conform to the presentation for 2004.

Changes in Accounting Standards Adopted in the 2004 Financial Statements
     Loan Commitments Accounted for as Derivative Instruments. In March 2004, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”). This bulletin informs registrants of the staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. Doral Financial does not currently, and prior to SAB 105 did not include, the value of mortgage servicing or any other internally developed intangible assets in the valuation of its mortgage loan commitments. Generally, the Company does not enter into interest rate lock commitments with borrowers. Therefore, the adoption of SAB 105 did not have an impact on Doral Financial’s financial condition or results of operations.
     Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. In September 2004, the EITF reached a final consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The Issue addresses the matter of when the dilutive effect of contingently convertible debt (“Co-Cos”) with a market price trigger should be included in diluted earnings per share (“EPS”). Co-Cos are generally convertible into common shares of the issuer after the common stock has exceeded a predetermined threshold for a specific time period and is greater than the conversion price of the debt. The EITF reached a consensus that these securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met.
     The EITF agreed to broaden the scope of the issue 04-8 to include all issued securities that have embedded market price contingent conversion features. Therefore, this issue also applies to contingently convertible preferred stock. The EITF agreed that the final consensus would be effective for all periods ending after December 15, 2004, and would be applied by retroactively restating previously reported EPS. As of December 31, 2004, and December 31, 2003, the Company has outstanding 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. Such shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, except for the computation of diluted earnings per share for the fourth quarter of 2004, in which it would have had a dilutive effect. Refer to Note 31 to Doral Financial’s consolidated financial statements for additional information regarding specific conditions for the convertible preferred stock.
Recently Issued Accounting Standards Not Yet Adopted
     Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In November 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that the adoption of this statement will not have a material effect on Doral Financial’s consolidated financial statements.
     The Meaning of Other Than Temporary Impairment and its Application to Certain Investments. In March 2004, the EITF reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were implemented by the Company during the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-a, to address the application of Issue 03-1 to debt securities that are impaired solely because of interest rates and / or sector spread increases and that are analyzed for impairment under paragraph 16 of Issue 03-1. EITF Issue 03-1-1 expanded the scope of the deferral to include all securities covered by Issue 03-1. Both delayed the recognition and measurement provisions of Issue 03-1 pending the issuance of further implementation guidance.
     In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its consolidated financial statements.
     Share-Based Payments. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123, as originally issued. This Statement is effective for fiscal years that begin after June 15, 2005. Management does not expect that the adoption of this statement will have a material effect on the consolidated financial statements of the Company due to the fact that in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003 as well as the unvested portions of previously granted options.
     Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) The configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; b) The entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes that the adoption of this statement will not have a material effect on Doral Financial’s consolidated financial statements.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Opinion 20 previously required that such changes in accounting principle be reported as a change in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.
     SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.
CEO and CFO Certifications
     Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to Doral Financial’s 2004 Form 10-K/A. In addition, in 2004, Doral Financial’s former CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards, except for the inadvertent failure to timely post the Company’s corporate governance guidelines on its website.
Future Operations
     The restatement process has resulted in a number of financial, operational and legal difficulties that had a material adverse effect on Doral Financial Corporation’s results of operations for the years ended after December 31, 2005. Earnings for 2005 were adversely impacted by the following factors and are anticipated to be significantly lower than those reported for 2004:
•	reduction in mortgage loan sales and related gain on sales, in particular during the second half of 2005, as a result of the inability of the Company to use its traditional sales channels for non-conforming loans to local financial institutions because of the uncertainty surrounding the accounting treatment of sale transactions as well as reduced gain on sale margins resulting from the interest rate environment during 2005;

•	reduced net interest income as a result of the continued rise in short-term interest rates and the flattening of the yield curve;

•	losses incurred on the sale of lower-yielding investment securities during the fourth quarter of 2005;

•	losses on derivatives during the first half of 2005 resulting primarily from delays in properly aligning the Company’s risk management practices to the interest rate sensitivity of the Company’s financial assets; and

•	legal, accounting and other expenses related to the restatement.
     In addition, although Doral Financial continues to have adequate capital and has been able to satisfy its contractual obligations since the commencement of the restatement process, the Company’s capital resources and financing costs have been affected by a number of factors, including the downgrade of its credit ratings, its inability to access the capital markets, the decision of a substantial majority of its unsecured lenders not to renew committed credit facilities, the decision by FNMA to require the posting of approximately $45.0 million in cash collateral to secure recourse obligations and the termination of commitments to sell non-conforming mortgage loans in the local market, as well as extraordinary legal, accounting and other expenses. During the restatement process, the Company has relied on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage- backed securities, sales of mortgage loans in the secondary market to agencies or U.S. financial institutions and sales of securities as its principal sources of liquidity.
     The Company has decided to make certain changes to its business strategy that will also impact its future earnings results. These changes will be implemented progressively beginning in 2006.
     The changes in the Company’s strategy are principally designed to produce revenue and earnings streams that are more stable, transparent and easier to protect from interest rate risk. Among the changes in business strategies are the following:

•	retention of more loans in portfolio to increase net interest income;

•	continue emphasis on fee income from insurance agency operations;

•	diversification of loan sale and securitization channels for mortgage loans and more balanced cash gains and non-cash gains on mortgage loan sales;

•	diversification of loan product offerings;

•	implementation of a targeted cost reduction program; and,

•	targeted branch expansion
Retention of Greater Portion of Loan Production
     In the past, Doral Financial strived to sell a significant portion of its internal mortgage loan production. Management has made an evaluation of the relative benefits of selling or retaining its internal loan production. Sales of loans generate current period gains, while the retention of loans is designed to provide a more stable stream of net income over the life of such loans as well as a greater base of future earnings. In the current interest rate environment, management has decided to retain a significant amount of its future internal loan originations (up to 50%) in order to increase its net interest income and provide a more stable source of earnings for its shareholders. Most of the loans retained will be retained in the Company’s banking subsidiaries and funded primarily through retail deposits, brokered deposits, and Federal Home Loan Bank of New York advances. Subject to the receipt of all required regulatory approval, the Company is also considering reorganizing one or more of its mortgage banking subsidiaries as subsidiaries of Doral Bank PR to facilitate the funding of the mortgage loans that are retained.
     Foregoing loans sales by retaining a larger portion of mortgage loan production while providing the Company with a more stable stream of earnings will result in lower upfront revenues from gain on mortgage loan sales, while increasing net interest income over time. In the future, management will continue to assess the relative benefits of selling and retaining loans, and may modify its strategy based on prevailing market conditions including the slope of the yield curve and prevailing gain on sale margins.
Continue Emphasis on Insurance Fee Income
     The Company intends to increase the fee income it earns from its insurance agency activities. The Company intends to increase this fee income by further penetrating its mortgage banking client base (it currently acts as agent for insurance products with respect to approximately 80% of the mortgage loans it services), offering a greater variety of insurance products to its client base and earning a larger portion of the insurance premiums paid by its clients by acting as a general agent and eliminating the portion of the premium payable to co-agents. The Company is also considering making wholesale purchases of insurance agency portfolios. The Company believes that it can increase insurance fees without significantly increasing recurring general and administrative expenses.
Diversification of Loan Sale Outlets
     For that portion of its loan originations that it continues to sell, the Company will seek to diversify its loan sale channels, and will look to enter into new sale and securitization transactions with FNMA, FHLMC, US investment banking firms and local financial institutions. The Company will seek loan channels that will allow it to maintain a better balance between cash gains and non-cash gains in the form of fixed rate IOs and MSRs. The Company has already made sales during the first half of 2005 that have produced cash gains and higher MSRs by negotiating a higher contractual servicing fee. Also, during the fourth quarter of 2005 and for the first time in more than 10-years, the Company sold loans to a major U.S. mortgage dealer for future securitization and sale into the US asset backed securities market. The diversification of loan sale channels is an important step towards ensuring the profitability and liquidity of the Company.

     The Company will also work closely with FNMA, FHLMC and investment banking firms to develop new securitization channels that do not expose the Company to the volatility and risks associated with floating rate IOs. The Company does not expect to enter into new sales of loans with the retention of floating rate IOs. During 2005, all outstanding commitments to sell mortgage loans to local financial institutions that would give rise to the creation of IOs were terminated.
     In addition, the Company expects to curtail significantly the sale of mortgage loans with recourse.
Diversification of Loan Product Offerings
     The Company also intends to increase its net interest income by continuing to expand the loan products offered by its banking subsidiaries. While the Company has diversified its revenues by entering into the banking business, its banking subsidiaries have primarily originated mortgage loans. In recent years, Doral’s banking subsidiaries have increased their origination of commercial loans and construction loans secured by real property. The Company will seek to continue to increase this area of business, while maintaining credit quality standards. These types of loans generally bear interest at a floating rate and, therefore, are less exposed to interest rate risk.
     Through its mortgage banking business, the Company has relationships with the majority of homeowners in Puerto Rico. Although the Company has been successful in implementing its mortgage banking business, the Company has not transferred that success into other consumer loan products. In the future, the Company intends to increase its net interest income by emphasizing cross-selling initiatives to its mortgage customers. This initiative is part of the Company’s strategic vision of providing customers with solutions to all their financial needs. As part of the strategy, Doral Bank PR through its Leasing Division has acquired a number of personnel with experience in automobile leasing and financing, and Doral Bank PR will continue to seek the expansion of this business. Since an automobile is the second most valuable asset owned by most households, the Company believes that automobile leasing is an excellent product to cross-sell to its large mortgage-banking client base. This would also create excellent cross-selling opportunities for its insurance agency business.
Cost Reduction Program
     Over the last five years, the Company’s expenses have grown at a compounded average growth rate of 22%. The growth in expenses was partly a result of the rapid expansion of the Company’s banking and mortgage franchises. The Company expects that future branch expansion will be more selective and not as rapid as in the past. The Company has also initiated a cost reduction program that includes the following elements:
(1)	outsourcing certain information technology and back office functions;

(2)	reengineering and consolidating mortgage banking back office processes;

(3)	optimizing mortgage and banking locations;

(4)	leveraging existing capacities; and,

(5)	promulgating cost discipline across all business units.
     The Company believes that the cost reduction program and revenue enhancing initiatives listed above will allow the Company to bring its efficiency ratio in line with its peers.
Targeted Branch Expansion
     The Company’s future branch expansion will be pursued on a more targeted and selective basis. In Puerto Rico, the Company believes that branches play a critical role in the acquisition of new customers and new accounts. Most of the Company’s branches are Doral Financial Centers, which provide customers with one convenient location to meet all of their financial needs. Doral Financial Centers are integral part of the Company’s cross selling initiatives (see above) and the Company’s vision to be accessible to its customers. The Company understands that it has now created an effective branch system throughout the most important markets in Puerto Rico. It will, nevertheless, continue to assess the need to open additional branches in promising markets.

     In the U.S., the Company intends to continue its expansion throughout the five New York boroughs, while at the same time the Company will look for strategic opportunities in locations with high concentration of Hispanics.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required by this Item is incorporated by reference to the information included under the subcaption “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K/A.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements of Doral Financial, together with the report thereon of PricewaterhouseCoopers LLP, Doral Financial’s independent registered public accounting firm, are included herein beginning on page F-1 of this Form 10-K/A.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure*
Item 9A. Controls and Procedures
Background to Restatement
     In August 2004, Doral Financial commenced an evaluation of its interest rate risk management practices (the “Risk Management Review”), which was initially directed at improving these practices. In connection with the Risk Management Review, Doral Financial engaged First Manhattan Consulting Group, New York, New York (“First Manhattan”), to assist in its evaluation. As part of the Company’s effort to determine and improve the efficiency of its hedging practices, the Risk Management Review included a review of the methodology used by Doral Financial to calculate the fair value of its portfolio of interest-only strips (“IOs”). To value its IOs for financial reporting purposes, Doral Financial historically obtained two valuations from third parties, compared them to the valuation produced by its internal model, and recorded the IOs in its consolidated financial statements at the lowest of the three valuations. Doral Financial’s internal model projected an expected retained interest rate spread on the floating rate IOs based on existing 3-month LIBOR rates at the end of the reporting period (the “spot methodology”). The Risk Management Review revealed that in order to have an effective hedging program and adequately determine the value of its portfolio of floating rate IOs, Doral Financial should use, consistent with market practice, a model that assumes an expected interest rate spread based on implied forward LIBOR rates.
     After consulting with various financial institutions and other valuation experts, on April 19, 2005, subsequent to the original filing of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2004, Doral Financial announced that the Audit Committee and the Board of Directors of the Company had concluded that it was necessary to correct the methodology used to calculate the fair value of Doral Financial’s portfolio of floating rate IOs for financial reporting purposes. As a result, the Audit Committee and the Board of Directors concluded that Doral Financial’s previously filed unaudited interim and audited consolidated financial statements for the periods from January 1, 2000 through December 31, 2004 should no longer be relied upon, and that its consolidated financial statements for some or all of the periods included therein should be restated (the “restatement”).
     Following this determination, Doral Financial’s management initiated an internal review of the Company’s books, records and accounting practices, under the oversight of the Audit Committee and with the assistance of outside consultants. The internal review included the evaluation of information and a number of transactions from January 1, 2000 to December 31, 2004. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The internal review extended beyond issues surrounding the valuation of Doral Financial’s portfolio of floating rate IOs, and as a result, the Company corrected the accounting of a number of items in addition to the methodology used to calculate the fair value of the portfolio of floating rate IOs. For a more detailed description of the internal review and the restatement, see Note 1 “Restatement of Previously Issued Financial Statements” to the accompanying audited consolidated financial statements and “Restatement of Previously Issued Financial Statements” under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K/A.

     In addition to Doral Financial’s internal review, Latham & Watkins LLP (“Latham”), outside counsel for the Company’s independent directors and for the Audit Committee of the Board of Directors, conducted an independent investigation into certain matters surrounding the restatement. Latham engaged the accounting firm of Ernst & Young LLP to assist it in connection with the independent investigation. As further discussed below, the independent investigation determined that certain former members of senior management and the former director emeritus did not adequately fulfill their responsibilities and, in certain instances, took inappropriate actions that resulted in transactions or accounts not being properly recorded in the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003.
     The independent investigation determined that certain executive officers of the Company, including the former chief executive officer and the former chief financial officer, had, as part of the Risk Management Review, been informed by First Manhattan that the market would value the IOs using implied forward LIBOR rates and that the spot methodology being used by the Company to internally value its floating rate IOs resulted in a valuation that was significantly higher than the valuation produced by First Manhattan, which incorporated implied forward LIBOR rates. This information, however, was not appropriately communicated to the Company’s governing bodies or independent registered public accounting firm, PricewaterhouseCoopers LLP, prior to the release of the Company’s financial results for the year ended December 31, 2004.
     The independent investigation also found that the process for obtaining the third-party IO valuations was flawed; the former treasurer, who was the principal point of contact with the institutions performing the third-party valuations, and the former director emeritus provided information orally about Doral Financial’s IOs that was not verified by the Company’s financial reporting process and may have improperly provided inaccurate information concerning the portfolio to these institutions. This process was not properly documented. During the internal investigation, Latham had limited access to the third parties who performed the IO valuations, and, as a result, could not determine why such third-party valuations were higher or similar to the valuations resulting from the Company’s spot methodology.
     The investigation also concluded that the process for determining the prepayment speed and discount rate assumptions for the internal IO valuation, which was principally conducted by the former chief financial officer and the former director emeritus, was not conducted in a systematic manner and was not adequately documented. In addition, for the fourth quarter of 2004, the process was not appropriately conducted in accordance with established policies, procedures and controls. In particular, the former chief financial officer and the former director emeritus used assumptions that were below the thresholds set forth in the Company’s controls and procedures without first seeking specific approval from the appropriate governing bodies within the Company. The investigation also concluded that the former chief financial officer and the former director emeritus became aware of but improperly failed to correct errors in the data used to determine the prepayment speed assumptions for the fourth quarter of 2004. As a result, the impairment charge to the Company’s IOs for 2004 included in the original filing of the Company’s annual report on Form 10-K for the year ended December 31, 2004 was significantly understated. This uncorrected error was not communicated to the Company’s governing bodies or to its independent registered public accountants prior to the release of the Company’s annual report on Form 10-K for the year ended December 31, 2004.
     On August 17, 2005, after discussing the results of the investigation to date, the Board of Directors determined that the departures of Salomón Levis, former chief executive officer and member of the board, Ricardo Meléndez, former chief financial officer, Mario S. Levis, former treasurer, and David Levis, former director emeritus, from their positions were in the best interest of the Company. Accordingly, the Board of Directors asked for and accepted the resignations of Salomón Levis, Mario S. Levis and David Levis. In addition, the Board of Directors asked for the resignation of Ricardo Meléndez. When that resignation was not tendered, Mr. Meléndez was terminated from his position at Doral Financial.
     In October 2005, new information came to the attention of the Audit Committee regarding the possible existence of certain recourse provisions in the Company’s mortgage loan sales to local financial institutions that were not captured by the Company’s financial reporting process. The Audit Committee promptly asked Latham to investigate this issue. On December 14, 2005, Latham informed the Audit Committee that, based on its investigation, it is likely that there were oral agreements or understandings between the former treasurer and the former director emeritus of the Company and FirstBank Puerto Rico, a wholly-owned banking subsidiary of First BanCorp (“FirstBank”), providing recourse beyond the limited recourse established in the written contracts. Based on an analysis of these findings and other evidence reviewed by the Company, the Company concluded that the mortgage loan sales to FirstBank did not qualify as sales under SFAS 140, because these sales did not satisfy the “reasonable assurance” standard of SFAS 140 regarding the isolation of assets in bankruptcy. In addition, the former treasurer entered into side letters guaranteeing the yield to an investor in connection with certain sales of IOs. Neither the oral recourse agreements or understandings nor the side letters were captured by the Company’s financial reporting process or communicated to the Audit Committee, its independent registered public accountants or the Company’s internal and external counsel. This resulted in the misapplication of generally accepted accounting principles in the United States of America (“GAAP”) to several transactions and had a material impact on the Company’s consolidated financial statements.
     In addition, on December 14, 2005, based on the results of the independent investigation, the Audit Committee concluded that it was necessary to reverse a number of transactions, including a transaction occurring during the fourth quarter of 2004, involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transactions, were similar. The decision followed a determination that there was insufficient contemporaneous documentation to substantiate the business purpose for these transactions in light of the timing and similarity of the purchase and sale amounts and other terms of the transactions. For some periods, the gains on sale previously recorded in connection with such transactions had a material impact on the Company’s consolidated financial statements.
Disclosure Controls and Procedures
     Doral Financial’s management, with the participation of its current Chief Executive Officer and current Chief Financial Officer, has evaluated the effectiveness of the design and operation of Doral Financial’s disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     In connection with the original filing of its Annual Report on Form 10-K for the year ended December 31, 2004, Doral Financial’s former chief executive officer and former chief financial officer had concluded that the Company’s disclosure controls and procedures as of December 31, 2004 were effective. Following the original filing of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2004, Doral Financial determined that its consolidated financial statements for the periods included therein should be restated and therefore should not be relied upon. In light of the restatement process, Doral Financial’s management, with the participation of its current Chief Executive Officer and current Chief Financial Officer, has reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004.
     Based on this reevaluation and following the identification of the “material weaknesses” in the Company’s internal control over financial reporting described below, the current Chief Executive Officer and the current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting (Restated)
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).
     A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In making its assessment, management, including the current Chief Executive Officer and current Chief Financial Officer, used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. As of December 31, 2004, Doral Financial’s management has identified the following material weaknesses in the Company’s internal control over financial reporting.
     1. Control environment: The Company failed to have an effective control environment based on the criteria established in the COSO framework. The Company failed to appropriately design controls to prevent or detect instances of override or intervention by certain former members of senior management and the former director emeritus, and there were also inadequate mechanisms to identify and respond to such instances. This lack of effective controls allowed certain of these persons to take inappropriate actions that resulted in certain transactions not being properly reflected in the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. In addition, the Company failed to implement an adequate assignment of authority and responsibility among former members of senior management. In particular, a former director emeritus who was not a member of management was permitted to have substantial authority within the Company’s financial reporting process, and this authority was used in certain instances to override the Company’s internal control over financial reporting. Furthermore, the Company’s lines of communication among the Company’s operations, finance, accounting and internal audit staff and personnel were not effective in preventing or detecting instances of management override or intervention. These control deficiencies resulted in a “tone at the top” within the control environment that discouraged employees from reporting actual or perceived violations of policies and procedures to the Company’s governing bodies through appropriate channels.
     This material weakness in the Company’s control environment permitted or contributed to the following additional material weaknesses:
     Recognition of gains on asset sales not in accordance with GAAP. The Company did not have effective controls to detect that in certain instances its recognition of gains on asset sales was not in accordance with GAAP. In certain instances, information critical to an effective understanding of transactions and their related accounting implications was neither captured by the Company’s financial reporting process nor disclosed to the Company’s financial and accounting units, external or internal legal counsel, Board of Directors, regulators and independent registered public accountants. Specifically, the Company identified the following material weaknesses with respect to the recognition of gain on asset sales not in accordance with GAAP:
•	The Company’s controls failed to detect, document and communicate certain oral arrangements entered into by the Company’s former treasurer and the former director emeritus with a local financial institution that likely constituted oral agreements with respect to certain mortgage loan sales. These oral arrangements provided for recourse beyond that established in the associated written mortgage loan sale contracts. The existence of these oral arrangements and their associated terms and conditions was neither captured by the Company’s financial reporting process nor communicated within the Company to permit the preparation of financial statements in accordance with GAAP. This failure resulted in the improper accounting for these transactions as sales and the associated improper recognition of gains on sales. Furthermore, the existence of these oral arrangements was not communicated to the Company’s Audit Committee, internal or external counsel or independent registered public accountants.

•	The Company failed to adequately and contemporaneously document the business purpose for certain generally contemporaneous mortgage loan sales and purchases where the amount of the mortgage loans purchased and sold, and other terms of the transactions, were similar, including a transaction occurring during the fourth quarter of 2004. This failure resulted in the improper accounting for these transactions as sales and the associated improper recognition of gains on sales.

•	The Company failed to document and communicate all relevant terms of certain sales of IOs. Specifically, the Company failed to detect, document and communicate certain side agreements entered into by the Company’s former treasurer guaranteeing a fixed yield to a purchaser of its floating rate IOs. This failure resulted in the improper accounting for these transactions as sales and the associated improper recognition of gains on sales. Furthermore, the existence of these side agreements was not communicated to the Company’s Audit Committee, internal or external counsel or independent registered public accountants.
     Overvaluation of IOs. The Company did not have effective controls to detect that the valuation of its IOs was not in conformity with GAAP. Specifically, the Company identified the following material weaknesses related to the valuation of its IOs:
•	The Company’s controls failed to detect that information regarding the value of the Company’s IOs obtained as part of a review of the Company’s interest rate risk management practices by an external financial consultant was not properly considered in the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2004. In particular, certain executive officers of the Company, including the former chief executive officer and the former chief financial officer, had, as part of such interest rate risk review, been informed by such financial consultant that the market would value the IOs using implied forward LIBOR rates and that the spot methodology being used by the Company to internally value its IOs resulted in a valuation that was significantly higher than the valuation produced by the financial consultant, which incorporated implied forward LIBOR rates. This information was not appropriately communicated to the Audit Committee or its independent registered public accountants in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2004.

•	The Company’s controls failed to prevent or detect the improper intervention or influence by the former director emeritus and the former chief financial officer in the determination of the assumptions used to calculate the impairment of the IOs reported in the Company’s financial statements for the year ended December 31, 2004. This resulted in a materially understated impairment amount for 2004.

•	The Company failed to design effective controls to ensure that information provided to the parties providing the external valuations was accurate and complete. In particular, the Company’s controls failed to prevent the improper intervention of the former treasurer and the former director emeritus in communicating information to the parties providing the external valuations of the Company’s IOs that was not properly verified by the Company’s financial reporting process. This communication process was done orally. This process was not properly documented, and certain information provided to the parties providing the external valuations may have been inaccurate.

•	The Company’s policies and procedures were not adequately designed or failed to operate properly to ensure that its internal valuation model reflected current market valuation practices. Among other things, the Company used simple prepayment assumptions and estimated future cash flows from its portfolio of floating rate IOs using existing LIBOR rates at the end of each reporting period instead of implied forward LIBOR rates. In addition, the Company’s policies and procedures were not properly designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the determination of the assumptions (prepayment speeds and discount rates) used in its internal valuation of the floating rate IOs. Furthermore, the external valuations used by the Company as indications of market value did not operate effectively to detect discrepancies between the Company’s internal valuation and market value.
     These material weaknesses resulted in the restatement of the Company’s consolidated financial statements for years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, these material weaknesses could result in misstatements of any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. This ineffective control environment contributed to the existence of the material weaknesses discussed below in numbered paragraphs 2 through 6.

     2. Resources, policies and procedures to ensure proper and consistent application of GAAP: The Company did not maintain effective controls over the application of GAAP. Specifically, the Company failed to successfully recruit and train a sufficient number of accounting and financial personnel with adequate knowledge, experience and training given the Company’s financial reporting, particularly as the volume and complexity of Doral Financial’s business increased over time. In addition, the Company failed to maintain or disseminate policies and procedures in certain areas, with a sufficient level of precision to allow existing personnel to adequately analyze transactions and determine the correct accounting under GAAP. These material weaknesses contributed to the existence of the material weaknesses discussed below in numbered paragraphs 3 through 6. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, these material weaknesses could result in misstatements of any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined that these control deficiencies constitute a material weakness.
     3. Accounting for MSRs: The Company did not maintain effective controls over the accounting for its MSRs and related amortization expense. Specifically, Doral Financial did not maintain effective controls to ensure that appropriate adjustments were made to external valuations received with respect to the MSRs related to its conforming mortgage loans when determining the value of its non-conforming servicing portfolio. In addition, the Company did not maintain effective controls to ensure the proper allocation of its retained interests between IOs and MSRs. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the MSRs and the related amortization expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
     4. Accounting for derivative financial instruments: The Company did not maintain effective controls over the completeness and valuation of its portfolio of derivative financial instruments. Specifically, effective controls were not designed and in place to account for or report commitments to purchase fixed rate loan pools as derivatives and record changes in their fair value in the correct accounting period. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in valuation of the Company’s derivative financial instruments and related accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
     5. Accounting for the deferral and recognition of loan origination fees and direct costs: The Company did not maintain effective controls over the accounting for deferred loan origination fees and direct costs. Specifically, the method used by Doral Financial to value loan origination fees and costs lacked a sufficient level of precision to reflect actual loan fees received and costs incurred on various loan types. In addition, the Company amortized its deferred loan fees and costs using a straight-line method of amortization rather than the effective-interest method, as required by GAAP. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the deferred loan fees and costs and related amortization accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
     6. Reserve accounting: Doral Financial did not maintain effective controls over the proper establishment or valuation of certain reserves and related income statement accounts. Specifically, the Company failed to maintain adequate documentation supporting the existence and valuation of reserves, including, but not limited to, the Company’s allowances for loan and lease losses, recourse obligations and Puerto Rico tax-exempt GNMA securities. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s reserve and related income statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

     In Management’s Report on Internal Control Over Financial Reporting included in the Company’s original filing of its Annual Report on Form 10-K for the year ended December 31, 2004, former management, including the former chief executive officer and the former chief financial officer, concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement, current management, including the current Chief Executive Officer and current Chief Financial Officer, has subsequently concluded that the material weaknesses discussed above existed as of December 31, 2004, and that, as a result, the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
     The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K/A.
Remediation of Material Weaknesses
     Remediation of Material Weaknesses. Doral Financial is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004. The remediation efforts outlined below are specifically designed to address the material weaknesses identified by Doral Financial’s management and to enhance the Company’s overall corporate governance.
     Doral Financial has taken significant actions to improve its control environment. As mentioned above, the Board of Directors of Doral Financial requested and obtained the resignations of the Company’s former chief executive officer, the former treasurer and a former director emeritus. The Board of Directors of Doral Financial also requested the resignation of the former chief financial officer. When that resignation was not tendered, the former chief financial officer was terminated from his position at Doral Financial.
     Doral Financial has since appointed a new interim Chief Executive Officer, a new interim Chief Financial Officer and a new Treasurer, who together with other members of senior management, have created an environment that encourages open and frank discussion among all levels of management, with the Audit Committee and its independent registered public accounting firm. Doral Financial’s senior management is committed to achieving transparency through effective corporate governance, a strong control environment, high ethical standards and financial reporting integrity. John A. Ward, III, Doral Financial’s new interim Chief Executive Officer, is chairing weekly meetings of a senior management team to discuss the most important issues and transactions in which the Company is involved.
     During the third quarter of 2005, Doral Financial appointed Mr. Ward as non-executive Chairman of its Board of Directors. The appointment of a non-executive Chairman of the Board of Directors is an important element in Doral Financial’s corporate governance structure and is intended to ensure objectivity regarding management, business strategy, controls and procedures and performance. While Mr. Ward agreed to serve as interim Chief Executive Officer when the former chief executive officer was asked to resign, the Board of Directors is in the process of searching for a new permanent chief executive officer and currently intends to maintain the chairmanship position separate from the position of chief executive officer. It is expected that Mr. Ward will remain as non-executive Chairman of the Board of Directors after a new chief executive officer is appointed. Mr. Ward has expanded and enhanced the participation of senior members of management, including the chief financial officer, the treasurer and the general counsel, at Board meetings, and is currently in the process of enhancing the financial report package used by management to communicate with the Board.
     Doral Financial has taken step to strengthen its Interest Rate and Market Risk Measurement Group, or middle office, and its Asset/Liability Management Committee (“ALCO”). Doral Financial believes that the establishment of the middle office and the ALCO is a significant improvement in Doral Financial’s control environment. Doral Financial also believes that the strengthening of ALCO is an important step in improving the lines of communication among its operations, finance and accounting units.
     Doral Financial’s middle office, which was created during the first quarter of 2005, is responsible for the development of policies and procedures for interest rate risk modeling and reporting, and for the valuation of IOs and MSRs, which are then submitted to the ALCO for approval. Doral Financial’s middle office is also responsible for interest rate risk modeling, pre-trade hedging analysis, and valuation of the Company’s portfolio of IOs and MSRs. In addition, the middle office is responsible for overseeing compliance with ALCO and Board approved interest rate risk policies.
     The ALCO, which was created during the fourth quarter of 2004, is the management body that is now principally responsible for overseeing the Company’s interest rate and market risk management process. The ALCO is responsible for establishing asset/liability management policy guidelines and procedures and recommending the same for the approval of the Board of Directors or the Risk Policy Committee of the Board of Directors. As a result of the remediation process, Doral Financial has expanded the membership of the ALCO to include the General Counsel, as well as representatives of the Company’s business and risk-taking units. Doral Financial has also expanded the role of the ALCO to include an active participation in overseeing the development of new product offerings, liquidity management, loan sale and securitization activities, and pricing strategies. Further, ALCO will be responsible for ensuring that the business purpose for transactions entered other than in the ordinary course of business are properly analyzed and documented.
     Both the Interest Rate and Market Risk Measurement Group and the ALCO report directly to the Risk Policy Committee of the Board of Directors. Doral Financial believes that the creation of, and the subsequent enhancements to, the middle office and the expanded role of the ALCO results in a control environment that promotes the discussion and analysis of the legal and accounting implications of transactions that may have a significant impact on the accuracy and completeness of the financial reporting process.
     To promote a new “tone at the top” at the Company, Doral Financial has organized and begun offering training programs and presentations to communicate its expectation that every Doral Financial employee will adhere to the highest ethical and corporate governance standards and, as such, will be held accountable for his or her actions and decisions. Through such training programs and presentations, Doral Financial is emphasizing the importance of compliance with the Company’s policies and procedures, and control systems (including the Company’s Code of Business Conduct and Ethics), and the availability of mechanisms to report possible unethical behavior, such as the Company’s ethics hotline. Doral Financial has also implemented a procedure that requires employees to certify, on an annual basis, their understanding of, and intent to comply with, the procedures set forth in the Company’s Code of Ethics. As of the date of this report, approximately 80% of the Company’s employees had attended these programs and signed certifications. In addition, during 2006, the Company intends to develop and implement formal policies for the upward communication of issues regarding the Company’s accounting policies, internal control over financial reporting and the fair presentation of the Company’s financial condition.
     As part of its efforts to remediate its material weaknesses related the recognition of gains on asset sales not in accordance with GAAP, Doral Financial has adopted a new contract administration and management policy. The Company believes that this new policy will help ensure that the accounting implications of contracts that have a material impact on the businesses of the Company are properly captured by the Company’s financial reporting process. This new policy establishes contract administration procedures that require appropriate documentation by the accounting and legal departments that the contracts, including all pertinent transaction terms, have been adequately reviewed. In addition, the new policy requires that all agreements be executed in written form and provides that no services will be provided by Doral Financial without adequate written documentation. Doral Financial has also developed a standardized master mortgage loan sale contracts. Any deviations from the master agreements must also be approved by appropriate personnel within the legal and accounting departments. In addition, controls have been established to require that all major loan sales be evaluated by financial reporting officers, the legal department and approved by ALCO. During 2006, Doral Financial also intends to create a new central contract depository.
     Doral Financial has taken important steps to remediate the material weaknesses in its IO valuation process. With the assistance of First Manhattan, the Company has designed and implemented a new internal valuation model for its portfolio of IOs, which incorporates the effects of the forward yield curve (instead of computing expected interest rate spread based on the 3-month LIBOR rates at the close of the reporting period). In addition, to calculate the prepayment and discount rates used in the valuation, the new model uses assumptions that are derived from publicly available market sources. For example, prepayment assumptions are now derived from consensus forecasts made by major mortgage-backed securities dealers that are available on Bloomberg. These prepayment forecasts are then adjusted using statistically derived regression analysis of historical data to reflect the prepayment characteristics of Doral Financial’s portfolio of mortgage loans underlying the IOs. For additional information regarding the Company’s new valuation model, please refer to Note 1 “— Restatement of Previously Issued Financial Statements” to the Company’s Consolidated Financial Statements.

The Company’s has also implemented the following specific actions designed to enhance its IO valuation process:
•	Obtaining an independent validation of the new model by a major independent auditing firm, generally following the guidelines set forth in OCC Bulletin 2000-16;

•	Developing new model management policies and procedures, including model change logs, password protection formulas and reconciliation of model predictions against actual future results;

•	Incorporating limits in the new policies and procedures on the manner in which inputs and assumptions used in the valuation model may be changed;

•	Validating new policies and procedures with external sources;

•	Reassigning valuation and reporting responsibilities related to IOs to the Company’s middle office, which is not directly in charge of the trading and accounting of such instruments; and

•	Requiring the head of Doral Financial’s middle office to report directly to the Risk Policy Committee of the Board of Directors.
     During the remainder of 2006, the Company also intends to develop back testing programs to evaluate the model’s forecasts of cash flows, interest rates, credit losses and prepayments against future actual results.
     Doral Financial has implemented or is in the process of taking remedial steps to correct the weaknesses relating to the Company’s resources, policies and procedures to ensure the proper and consistent application of GAAP. In February 2006, Doral Financial appointed a senior management executive (separate from the Chief Financial Officer) as chief accounting officer with primary responsibility for the development and implementation of the Company’s accounting policies and practices and to review and monitor critical accounts and transactions and ensure that they are managed in accordance with GAAP and such policies and practices. Doral Financial intends to hire a staff of financial analysts to work with the chief accounting officer. Doral Financial will also dedicate additional resources to strengthening its internal audit function.
     During 2006, Doral Financial intends to commence a remediation program designed to strengthen the technical expertise of the Company’s personnel dedicated to accounting, control and financial reporting functions. This remediation program will include:
•	enhancements to the documentation and dissemination of material accounting policies, including policies for the determination and support of material accounting conclusions, assumptions and estimates;

•	strengthening Doral Financial’s corporate reporting culture by assigning accounting resources to the Company’s business and risk-taking units; and

•	initiatives to implement new technology in order to enhance Doral Financial’s processes with automated controls and avoid manual intervention which may result in errors and omissions.
     During the restatement process, Doral Financial created detailed memoranda regarding the errors made in the application of GAAP. These memoranda, which detail the necessary corrections to the accounts, will serve as the basis for new documentation and policies to ensure the proper application of GAAP.
     To remediate the material weakness with respect to the valuation of its portfolio of MSRs, Doral Financial has engaged the Mortgage Industry Advisory Company (MIAC) to perform a market valuation for the Company’s entire servicing portfolio, by category: governmental, conforming and non-conforming portfolios. See Note 3 “—Summary of Significant Accounting Policies — Servicing Assets and Servicing Activities” to the Company’s Consolidated Financial Statements.
     Although the Company has not fully remediated the material weaknesses as of December 31, 2004, it believes that it has already remediated a number of its control deficiencies that contributed to the restatement, including the controls and procedures relating to the valuation of Doral Financial’s portfolio of IOs and MSRs and accounting for mortgage loan sales transactions. Doral Financial is actively engaged in the implementation of remediation efforts to address the other material weaknesses identified in the Company’s internal control over financial reporting. These remediation efforts are continuing and are expected to continue throughout 2006. As a result, Doral Financial expects to conclude in its Annual Report on Form 10-K for the year ended December 31, 2005 that its internal control over financial reporting was not effective as of December 31, 2005. Nonetheless, Doral Financial believes that because of the substantial work performed during the restatement process, the Company’s Consolidated Financial Statements for the periods covered by and included in this amended Annual Report on Form 10-K are fairly stated in all material respects.
     Other Enhancements. In the future, Doral Financial intends to create the position of Chief Risk Officer, responsible for the Company’s interest rate, credit and operational risk management and oversight of the corresponding functions at the business levels.
     In an effort to enhance its internal audit function, Doral Financial has decided, among other things, to seek a replacement to lead its internal audit function. In addition, the internal audit department has adopted a risk-based audit plan to determine the extent and frequency of internal audits. This new audit plan contemplates that future audits will be organized by processes and functions rather than business units. In the future, the internal audit group will continue to have direct and regular access to the Audit Committee and the Board of Directors.
     In addition, the Board intends to seek additional independent directors with knowledge relevant to the financial services industry and to develop a continuing education program for outside directors.
Changes in Internal Control Over Financial Reporting
     Changes in the Fourth Quarter of 2004. As previously reported, during the quarter ended December 31, 2004, there were no changes in Doral Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
Item 9B. Other Information*

PART III
Item 10. Directors and Executive Officers of the Registrant*
Item 11. Executive Compensation*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13. Certain Relationships and Related Transactions*
Item 14. Principal Accountant Fees and Services*
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) List of documents filed as part of this report.
(1) Financial Statements.
     The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated February 27, 2006, are included herein beginning on page F-1:
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

(3) Exhibits.*

*	Part I Items 2 and 4, Part II Items 9 and 9B, Part III Items 10, 11, 12, 13 and 14, and the Exhibit Index in Part IV Item 15, including certain Exhibits that were included in the Form 10-K filed with the Securities and Exchange Commission on March 15, 2005 have not been included herein. Copies may be obtained electronically through Doral Financial’s website at www.doralfinancial.com or from the Secretary, Doral Financial Corporation, 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717. Part III Items 10, 11, 12, 13 and 14 were included in Doral Financial’s Definitive Proxy Statement used in connection with Doral Financial’s 2005 Annual Meeting of Stockholders.

Exhibit
Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION

By:	/s/ John A. Ward

John A. Ward, III
Chairman of the Board and
Chief Executive Officer
Date: February 27, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Chairman of the Board and
	Chief Executive Officer	February 27, 2006
/s/ John A. Ward
John A. Ward

	Director and Secretary	February 27, 2006
/s/ Richard F. Bonini
Richard F. Bonini

	Director	February 27, 2006
/s/ Edgar M. Cullman, Jr.
Edgar M. Cullman, Jr.

	Director	February 27, 2006
/s/ John L. Ernst
John L. Ernst

	Director	February 27, 2006
/s/ Peter A. Hoffman
Peter A. Hoffman

	Director	February 27, 2006
/s/ John B. Hughes
John B. Hughes

	Director	February 27, 2006
/s/ Efraim Kier
Efraim Kier

Director
Zoila Levis

	Director	February 27, 2006
/s/ Harold D. Vicente
Harold D. Vicente
Senior Vice President and
	Chief Financial Officer	February 27, 2006
/s/ Lidio Soriano
Lidio Soriano

	Principal Accounting Officer	February 27, 2006
/s/ Arturo Tous
Arturo Tous

Doral Financial Corporation Index to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Doral Financial Corporation
We have completed an integrated audit of Doral Financial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index under Item 8 present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries (collectively, “Doral Financial” or “the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, to the consolidated financial statements the Company has restated its 2004, 2003 and 2002 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting (restated) appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because (1) the Company did not maintain an effective control environment, including ineffective controls designed to prevent or detect instances where the recognition of gains on asset sales were not in accordance with GAAP and ineffective controls to detect or prevent the overvaluation of its IOs, (2) the Company did not maintain effective controls over the application of GAAP, (3) the Company did not maintain effective controls over the accounting for its MSRs and related amortization expense, (4) the Company did not maintain effective controls over the completeness and valuation of its portfolio of derivative financial instruments, (5) the Company did not maintain effective controls over the accounting for deferred loan origination fees and direct costs, (6) the Company did not maintain effective controls over the proper establishment or valuation of certain reserves and related income statement accounts based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of Doral Financial Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified, in its assessment, the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

1.    Control environment: The Company failed to have an effective control environment based on the criteria established in the COSO framework. The Company failed to appropriately design controls to prevent or detect instances of override or intervention by certain former members of senior management and a former director emeritus, and there were also inadequate mechanisms to identify and respond to such instances. This lack of effective controls allowed certain of these persons to take inappropriate actions that resulted in certain transactions not being properly reflected in the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. In addition, the Company failed to implement an adequate assignment of authority and responsibility among former members of senior management. In particular, a former director emeritus who was not a member of management was permitted to have substantial authority within the Company’s financial reporting process, and this authority was used in certain instances to override the Company’s internal control over financial reporting. Furthermore, the Company’s lines of communication among the Company’s operations, finance, accounting and internal audit staff and personnel were not effective in preventing or detecting instances of management override or intervention. These control deficiencies resulted in a “tone at the top” within the control environment that discouraged employees from reporting actual or perceived violations of policies and procedures to the Company’s governing bodies through appropriate channels.
This material weakness in the Company’s control environment permitted or contributed to the following additional material weaknesses:
Recognition of gains on asset sales not in accordance with GAAP. The Company did not have effective controls to detect that in certain instances its recognition of gains on asset sales was not in accordance with GAAP. In certain instances, information critical to an effective understanding of transactions and their related accounting implications was neither captured by the Company’s financial reporting process nor disclosed to the Company’s financial and accounting units, external or internal legal counsel, Board of Directors, regulators or independent registered public accountants. Specifically, the Company identified the following material weaknesses with respect to the recognition of gains on asset sales not in accordance with GAAP:
•	The Company’s controls failed to detect, document and communicate certain oral arrangements entered into by the Company’s former treasurer and the former director emeritus with a local financial institution that likely constituted oral agreements with respect to certain mortgage loan sales. These oral arrangements provided for recourse beyond that established in the associated written mortgage loan sale contracts. The existence of these oral arrangements and their associated terms and conditions was neither captured by the Company’s financial reporting process nor communicated within the Company to permit the preparation of financial statements in accordance with GAAP. This failure resulted in the improper accounting for these transactions as sales and the associated improper recognition of gains on sales. Furthermore, the existence of these oral arrangements was not communicated to the Company’s Audit Committee, internal or external counsel or independent registered public accountants.

•	The Company’s controls failed to adequately and contemporaneously document the business purpose for certain generally contemporaneous mortgage loan sales and purchases where the amount of the mortgage loans purchased and sold, and other terms of the transactions, were similar, including a transaction occurring during the fourth quarter of 2004. This failure resulted in the improper accounting for these transactions as sales and the associated improper recognition of gains on sales.

•	The Company’s controls failed to document and communicate all relevant terms of certain sales of IOs. Specifically, the Company failed to detect, document and communicate certain side agreements entered into by the Company’s former treasurer guaranteeing a fixed yield to a purchaser of its floating rate IOs. This failure resulted in the improper accounting for these transactions as sales and the associated improper recognition of gains on sales. Furthermore, the existence of these side agreements was not communicated to the Company’s Audit Committee, internal or external counsel or independent registered public accountants.
Overvaluation of IOs. The Company did not have effective controls to detect that the valuation of its IOs was not in conformity with GAAP. Specifically, the Company identified the following material weaknesses related to the valuation of IOs:
•	The Company’s controls failed to detect that information regarding the value of the Company’s IOs obtained as part of a review of the Company’s interest rate risk management practices by an external financial consultant was not properly considered in the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2004. In particular, certain executive officers of the Company, including the former chief executive officer and the former chief financial officer, had, as part of such interest rate risk review, been informed by such financial consultant that the market would value the IOs using implied forward LIBOR rates and that the spot methodology being used by the Company to internally value its IOs resulted in a valuation that was significantly higher than the valuation produced by the financial consultant, which incorporated implied forward LIBOR rates. This information was not appropriately communicated to the Audit Committee or its independent registered public accountants in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2004.

•	The Company’s controls failed to prevent or detect the improper intervention or influence by the former director emeritus and the former chief financial officer in the determination of the assumptions used to calculate the impairment of the IOs reported in the Company’s consolidated financial statements for the year ended December 31, 2004. This failure resulted in a materially understated impairment amount for 2004.

•	The Company’s controls failed to design effective controls to ensure that information provided to the parties providing the external valuations was accurate and complete. In particular, the Company’s controls failed to prevent the improper intervention of the former treasurer and the former director emeritus in communicating information to the parties providing the external valuations of the Company’s IOs that was not properly verified by the Company’s financial reporting process. This communication process was done orally. This process was not properly documented, and certain information provided to the parties providing the external valuations may have been inaccurate.

•	The Company’s policies and procedures were not adequately designed or failed to operate properly to ensure that its internal valuation model reflected current market valuation practices. Among other things, the Company used simple prepayment assumptions and estimated future cash flows from its portfolio of floating rate IOs using existing LIBOR rates at the end of each reporting period instead of implied forward LIBOR rates. In addition, the Company’s policies and procedures were not properly designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the determination of the assumptions (prepayment speeds and discount rates) used in its internal valuation of the floating rate IOs. Furthermore, the external valuations used by the Company as indications of market value did not operate effectively to detect discrepancies between the Company’s internal valuation and market value.
This ineffective control environment contributed to the existence of the material weaknesses discussed below in numbered paragraphs 2 through 6. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements for years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, these material weaknesses could result in misstatements of any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
2.    Resources, policies and procedures to ensure proper and consistent application of GAAP: The Company did not maintain effective controls over the application of GAAP. Specifically, the Company failed to successfully recruit and train a sufficient number of accounting and financial personnel with adequate knowledge, experience and training given the Company’s financial reporting, particularly as the volume and complexity of Doral Financial’s business increased over time. In addition, the Company failed to maintain or disseminate policies and procedures in certain areas, with a sufficient level of precision to allow existing personnel to adequately analyze transactions and determine the correct accounting under GAAP. These material weaknesses contributed to the existence of the material weaknesses discussed below in numbered paragraphs 3 through 6. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, these material weaknesses could result in misstatements of any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management determined that these control deficiencies constitute material weaknesses.
3.    Accounting for MSRs: The Company did not maintain effective controls over the accounting for its MSRs and related amortization expense. Specifically, Doral Financial did not maintain effective controls to ensure that appropriate adjustments were made to external valuations received with respect to the MSRs related to its conforming mortgage loans when determining the value of its non-conforming servicing portfolio. In addition, the Company did not maintain effective controls to ensure the proper allocation of its retained interests between IOs and MSRs. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the MSRs and the related amortization expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
4.    Accounting for derivative financial instruments: The Company did not maintain effective controls over the completeness and valuation of its portfolio of derivative financial instruments. Specifically, effective controls were not designed and in place to account for or report commitments to purchase fixed rate loan pools as derivatives and record changes in their fair value in the correct accounting period. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in valuation of the Company’s derivative financial instruments and related accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
5.    Accounting for the deferral and recognition of loan origination fees and direct costs: The Company did not maintain effective controls over the accounting for deferred loan origination fees and direct costs. Specifically, the method used by Doral Financial to value loan origination fees and costs lacked a sufficient level of precision to reflect actual loan fees received and costs incurred on various loan types. In addition, the Company amortized its deferred loan fees and costs using a straight-line method of amortization rather than the effective-interest method, as required by GAAP. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the deferred loan fees and costs and related amortization accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
6.    Reserve accounting: The Company did not maintain effective controls over the proper establishment or valuation of certain reserves and related income statement accounts. Specifically, the Company failed to maintain adequate documentation supporting the existence and valuation of reserves, including, but not limited to, the Company’s allowances for loan and lease losses, recourse obligations and Puerto Rico tax-exempt GNMA securities. This control deficiency resulted in a restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003. Additionally, this control deficiency could result in a misstatement in the Company’s reserve and related income statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements discussed in Note 1 to the consolidated financial statements, management has determined that the material weaknesses described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 3, 2005, except for the restatement described in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control
Over Financial Reporting, as to which the date is February 27, 2006
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2007
Stamp 2092424 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
(Dollars in thousands, except share information)	(As Restated)	(As Restated)
Assets
Cash and due from banks	$64,940	$84,713

Money market investments:
Money market investments with creditors’ right to repledge	806,849	198,773
Other money market investments	1,663,937	671,236

Total money market investments	2,470,786	870,009

Pledged investment securities that can be repledged:
Securities held for trading, at fair value (includes fair value of IOs of $14,673 in 2004; $21,722 in 2003)	283,372	293,768
Securities available for sale, at fair value	4,224,168	2,205,951
Securities held to maturity, at amortized cost (market value of $2,062,312 in 2004; $1,405,634 in 2003)	2,100,303	1,452,561

Total pledged investment securities that can be repledged	6,607,843	3,952,280

Other investment securities:
Securities held for trading, at fair value (includes fair value of IOs of $112,688 in 2004; $106,844 in 2003)	205,698	200,949
Securities available for sale, at fair value	758,340	644,647
Securities held to maturity, at amortized cost (market value of $191,381 in 2004; $178,468 in 2003)	201,392	188,874
Federal Home Loan Bank of NY (FHLB) stock, at cost	86,120	81,720

Total other investment securities	1,251,550	1,116,190

Total investment securities	7,859,393	5,068,470

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	3,282,152	1,707,168
Other mortgage loans held for sale, at lower of cost or market	1,640,355	2,052,470
Loans receivable, net of allowance for loan and lease losses (2004-$20,881; 2003-$14,919)	1,747,699	1,412,585

Total loans	6,670,206	5,172,223

Receivables and mortgage-servicing advances	99,727	85,435
Accounts receivable from investment sales	40,052	19,520
Accrued interest receivable	73,547	66,239
Servicing assets, net	123,586	128,920
Premises and equipment, net	146,551	135,690
Real estate held for sale, net	20,072	19,253
Deferred tax asset	217,024	57,229
Other assets	49,778	47,527

Total assets	$17,835,662	$11,755,228

Liabilities
Deposits:
Non-interest-bearing deposits	$459,360	$364,292
Interest-bearing deposits	3,183,720	2,606,980
Securities sold under agreements to repurchase	6,305,163	3,602,942
Advances from FHLB	1,294,500	1,206,500
Loans payable	3,638,507	2,014,183
Notes payable	1,095,977	561,373
Accounts payable from investment purchases	325,740	2,245
Accrued expenses and other liabilities	248,078	214,351

Total liabilities	16,551,045	10,572,866

Commitments and contingencies (Note 26)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2004 and 2003, respectively, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,908,862 and 107,903,912 shares issued and outstanding in 2004 and 2003, respectively	107,909	107,904
Additional paid-in capital	161,639	151,902
Legal surplus	22,716	14,155
Retained earnings	492,786	384,596
Accumulated other comprehensive loss, net of income tax benefit of $4,591 in 2004 and $3,762 in 2003	(73,683)	(49,445)

Total stockholders’ equity	1,284,617	1,182,362

Total liabilities and stockholders’ equity	$17,835,662	$11,755,228

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2004	2003	2002
(Dollars in thousands, except per share information)	(As Restated)	(As Restated)	(As Restated)
Interest income:
Loans	$419,954	$342,635	$295,110
Mortgage-backed securities	103,491	69,111	82,076
Interest-only strips (“IOs”)	13,454	13,409	12,845
Investment securities	158,379	113,777	68,858
Other interest-earning assets	23,477	15,745	20,735

Total interest income	718,755	554,677	479,624

Interest expense:
Deposits	80,683	71,409	67,978
Securities sold under agreements to repurchase	120,635	90,514	97,437
Advances from FHLB	49,842	49,164	42,161
Loans payable	88,413	63,320	65,504
Notes payable	45,513	45,839	42,495

Total interest expense	385,086	320,246	315,575

Net interest income	333,669	234,431	164,049

Provision for loan and lease losses	10,384	11,579	4,488

Net interest income after provision for loan and lease losses	323,285	222,852	159,561

Non-interest income:
Net gain on mortgage loan sales and fees	83,585	94,709	70,188
Net (loss) gain on securities held for trading, including a gain of $3,511, $2,458 and $46,341 on the fair value of IOs, in 2004, 2003, and 2002, respectively	(105,030)	(22,357)	62,101
Net gain on sale of investment securities	11,956	5,493	28,133
Servicing (loss) income, net of amortization and impairment of $37,359, $10,747, and $43,136, in 2004, 2003, and 2002, respectively	(2,712)	21,179	(12,539)
Commissions, fees and other income	32,333	22,809	18,747

Total non-interest income	20,132	121,833	166,630

Non-interest expenses:
Compensation and benefits	90,284	74,377	59,425
Taxes, other than payroll and income taxes	9,363	7,587	5,600
Advertising	15,079	15,311	10,974
Professional services	13,711	8,644	7,063
Communication and information systems	13,812	13,323	12,736
Occupancy and other office expenses	27,242	23,201	20,649
Depreciation and amortization	17,683	14,704	12,064
Other	26,940	21,484	17,450

Total non-interest expenses	214,114	178,631	145,961

Income before income taxes	129,303	166,054	180,230

Income tax benefit (expense)	85,491	(23,916)	(13,348)

Net income	$214,794	$142,138	$166,882

Net income attributable to common shareholders	$181,495	$121,050	$153,152

Net income per common share:

Basic	$1.68	$1.12	$1.42

Diluted	$1.63	$1.10	$1.40

Dividends per common share	$0.60	$0.40	$0.28

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Preferred stock:
Balance at beginning of year	$573,250	$228,250	$124,750
Shares issued (4.75% Perpetual cumulative convertible)	—	345,000	—
Shares issued (7.25% Perpetual noncumulative nonconvertible, Series C)	—	—	103,500

Balance at end of year	573,250	573,250	228,250

Common stock:
Balance at beginning of year	107,904	71,933	47,866
Common stock issued under stock option plan	5	89	94
Treasury stock canceled and retired	—	(84)	—
Shares issued as a result of stock split	—	35,966	23,973

Balance at end of year	107,909	107,904	71,933

Additional paid-in capital:
Balance at beginning of year	151,902	191,216	217,594
Issuance cost of preferred stock	—	(8,494)	(3,488)
Shares issued under stock option plan	28	655	1,055
Stock-based compensation recognized	9,709	4,491	—
Adjustment for stock split	—	(35,966)	(23,945)

Balance at end of year	161,639	151,902	191,216

Legal surplus:
Balance at beginning of year — as previously reported			8,423
Restatement adjustment			433

Balance at beginning of year — as restated	14,155	11,149	8,856
Transfer from retained earnings	8,561	3,006	2,293

Balance at end of year	22,716	14,155	11,149

Retained earnings:
Balance at beginning of year — as previously reported			375,855
Restatement adjustment			(186,759)

Balance at beginning of year — as restated	384,596	309,770	189,096
Net income	214,794	142,138	166,882
Cash dividends declared on common stock	(64,744)	(43,148)	(30,158)
Cash dividends declared on preferred stock	(33,299)	(21,088)	(13,730)
Cash paid in lieu of fractional shares resulting from stock split	—	(70)	(27)
Transfer to legal surplus	(8,561)	(3,006)	(2,293)

Balance at end of year	492,786	384,596	309,770

Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of year — as previously reported			(12,312)
Restatement adjustment			1,881

Balance at beginning of year — as restated	(49,445)	(7,855)	(10,431)
Other comprehensive (loss) income, net of deferred tax	(24,238)	(41,590)	2,576

Balance at end of year	(73,683)	(49,445)	(7,855)

Treasury stock at par:
Balance at beginning of year	—	(84)	(56)
Shares canceled and retired	—	84	—
Shares issued as a result of stock split	—	—	(28)

Balance at end of year	—	—	(84)

Total stockholders’ equity	$1,284,617	$1,182,362	$804,379

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Net Income	$214,794	$142,138	$166,882

Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities arising during the period	(13,147)	(40,789)	30,514

Amortization of unrealized loss on securities reclassified to held to maturity	36	207	2,889

Reclassification of realized gains included in net income	(11,956)	(5,493)	(28,133)

Other comprehensive (loss) income before tax	(25,067)	(46,075)	5,270

Income tax benefit (expense) related to items of other comprehensive (loss) income	829	4,485	(2,694)

Other comprehensive (loss) income	(24,238)	(41,590)	2,576

Comprehensive income, net of tax	$190,556	$100,548	$169,458

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$214,794	$142,138	$166,882

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation recognized	9,709	4,491	—
Depreciation and amortization	17,683	14,704	12,064
Amortization and impairment of servicing assets	37,359	10,747	43,136
Deferred tax (benefit) provision	(172,629)	(1,345)	(10,661)
Provision for loan and lease losses	10,384	11,579	4,488
Amortization of premium and accretion of discount on loans, investment securities and debt	7,428	8,602	5,880
Origination and purchases of mortgage loans held for sale	(4,436,783)	(3,905,105)	(3,499,427)
Principal repayment and sales of mortgage loans held for sale	2,410,464	2,616,009	1,861,919
Unrealized (gain) loss on securities held for trading	(3,259)	6,823	(15,694)
Purchases of securities held for trading	(3,148,529)	(10,050,979)	(10,492,129)
Principal repayment and sales of trading securities	5,188,789	11,799,410	11,534,804
Decrease (increase) in interest-only strips, net	1,205	14,269	(37,055)
Increase in servicing assets	(32,025)	(42,737)	(34,377)
Increase in receivables and mortgage servicing advances	(14,292)	(24,460)	(18,179)
(Increase) decrease in accrued interest receivable	(7,308)	(21,617)	3,595
Increase in real estate held for sale	(21,622)	(14,950)	(9,669)
Decrease (increase) in other assets	3,312	(9,914)	(1,133)
Increase (decrease) in accrued expenses and other liabilities	31,985	507	5,453

Total adjustments	(118,129)	416,034	(646,985)

Net cash provided by (used in) operating activities	96,665	558,172	(480,103)

Cash flows from investing activities:
Purchases of securities available for sale	(13,439,594)	(9,774,881)	(5,525,571)
Proceeds from sales of securities available for sale	10,048,273	6,981,677	5,416,182
Principal repayment of securities available for sale	408,338	516,128	39,447
Purchases of securities held to maturity	(1,082,613)	(1,225,890)	(436,115)
Principal repayment and maturities of securities held to maturity	435,042	476,045	443,028
(Increase) decrease in FHLB stock	(4,400)	5,250	(30,875)
Origination of loans receivable	(1,065,741)	(892,724)	(662,324)
Principal repayment of loans receivable	671,276	438,497	492,883
Purchases of premises and equipment	(28,544)	(36,084)	(27,045)
Proceeds from sales of real estate held for sale	20,803	8,754	5,026

Net cash used in investing activities	(4,037,160)	(3,503,228)	(285,364)

(Continues)
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Cash flows from financing activities:
Increase in deposits	$671,808	$754,061	$547,302
Increase in securities sold under agreements to repurchase	2,702,221	869,603	159,567
Proceeds from advances from FHLB	205,000	—	821,000
Repayment of advances from FHLB	(117,000)	(105,000)	(197,000)
Increase (decrease) in loans payable:
Increase (decrease) in warehousing lines and other credit facilities	101,226	(32,668)	49,901
Proceeds from secured borrowings, pledged to creditors	1,950,210	906,457	661,017
Repayment of secured borrowings, pledged to creditors	(427,112)	(337,349)	(457,962)
Proceeds from issuance of notes payable	739,311	—	107,199
Repayment of notes payable	(206,155)	(2,278)	(3,897)
Issuance of common stock, net	33	744	1,149
Issuance of preferred stock, net	—	336,506	100,012
Dividends paid	(98,043)	(63,519)	(43,888)
Cash paid in lieu of fractional shares	—	(70)	(27)

Net cash provided by financing activities	5,521,499	2,326,487	1,744,373

Net increase (decrease) in cash and cash equivalents	1,581,004	(618,569)	978,906
Cash and cash equivalents at beginning of year	954,722	1,573,291	594,385

Cash and cash equivalents at end of year	$2,535,726	$954,722	$1,573,291

Cash and cash equivalents includes:
Cash and due from banks	$64,940	$84,713	$156,137
Money market investments	2,470,786	870,009	1,417,154

	$2,535,726	$954,722	$1,573,291

Supplemental Schedule of Non-cash Activities:

Loan securitizations	$914,226	$997,211	$1,025,520

Reclassification of mortgage loans held for sale to loans receivable	$—	$—	$211,999

Loans foreclosed	$22,881	$18,523	$12,478

Shares issued as a result of stock split	$—	$35,966	$23,973

Supplemental Information for Cash Flows:

Cash used to pay interest	$375,059	$318,931	$309,975

Cash used to pay income taxes	$57,141	$41,242	$27,132

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
1. Restatement of Previously Issued Financial Statements
Background to Restatement
In August 2004, Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) commenced an evaluation of its interest rate risk management practices (the “Risk Management Review”), which was initially directed at improving these practices. In connection with the Risk Management Review, Doral Financial engaged First Manhattan Consulting Group, New York, New York (“First Manhattan”), to assist in its evaluation. As part of the Company’s effort to determine and improve the efficiency of its hedging practices, the Risk Management Review included a review of the methodology used by Doral Financial to calculate the fair value of its portfolio of interest-only strips (“IOs”). To value its IOs for financial reporting purposes, Doral Financial historically obtained two valuations from third parties, compared them to the valuation produced by its internal model, and recorded the IOs in its consolidated financial statements at the lowest of the three valuations. Doral Financial’s internal model projected an expected retained interest rate spread on the floating rate IOs based on existing 3-month LIBOR rates at the end of the reporting period (the “spot methodology”). The Risk Management Review revealed that in order to have an effective hedging program and adequately determine the value of its portfolio of floating rate IOs, Doral Financial should use, consistent with market practice, a model that assumes an expected interest rate spread based on implied forward LIBOR rates.
After consulting with various financial institutions and other valuation experts, on April 19, 2005, subsequent to the original filing of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2004, Doral Financial announced that the Audit Committee and the Board of Directors of the Company had concluded that it was necessary to correct the methodology used to calculate the fair value of Doral Financial’s portfolio of floating rate IOs for financial reporting purposes. As a result, the Audit Committee and the Board of Directors concluded that Doral Financial’s previously filed unaudited interim and audited consolidated financial statements for the periods from January 1, 2000 through December 31, 2004 should no longer be relied upon, and that its consolidated financial statements for some or all of the periods included therein should be restated (the “restatement”).
Following this determination, Doral Financial’s management initiated an internal review of the Company’s books, records and accounting practices, under the oversight of the Audit Committee and with the assistance of outside consultants. As further described below, the internal review extended beyond issues surrounding the valuation of Doral Financial’s portfolio of floating rate IOs, and as a result, the Company corrected the accounting of a number of items in addition to the methodology used to calculate the fair value of the portfolio of floating rate IOs.
In addition to Doral Financial’s internal review, Latham & Watkins LLP (“Latham”), outside counsel for the Company’s independent directors and for the Audit Committee of the Board of Directors, conducted an independent investigation into certain matters surrounding the restatement. Latham engaged the accounting firm of Ernst & Young LLP to assist it in connection with the independent investigation. As further discussed below, the independent investigation determined that certain former members of senior management and the former director emeritus did not adequately fulfill their responsibilities and, in certain instances, took inappropriate actions that resulted in transactions or accounts not being properly recorded in the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004, 2003 and 2002.
The independent investigation determined that certain executive officers of the Company, including the former chief executive officer and the former chief financial officer, had, as part of the Risk Management Review, been informed by First Manhattan that the market would value the IOs using implied forward LIBOR rates and that the spot methodology being used by the Company to internally value its floating rate IOs resulted in a valuation that was significantly higher than the valuation produced by First Manhattan, which incorporated implied forward LIBOR rates. This information, however, was not appropriately communicated to the Company’s governing bodies or independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), prior to the release of the Company’s financial results for the year ended December 31, 2004.

The independent investigation also found that the process for obtaining the third-party IO valuations was flawed; the former treasurer, who was the principal point of contact with the institutions performing the third-party valuations, and the former director emeritus provided information orally about Doral Financial’s IOs that was not verified by the Company’s financial reporting process and may have improperly provided inaccurate information concerning the portfolio to these institutions. This process was not properly documented. During the internal investigation, Latham had limited access to the third parties who performed the IO valuations, and, as a result, could not determine why such third-party valuations were higher or similar to the valuations resulting from the Company’s spot methodology.
The investigation also concluded that the process for determining the prepayment speed and discount rate assumptions for the internal IO valuation, which was principally conducted by the former chief financial officer and the former director emeritus, was not conducted in a systematic manner and was not adequately documented. In addition, for the fourth quarter of 2004, the process was not appropriately conducted in accordance with established policies, procedures and controls. In particular, the former chief financial officer and the former director emeritus used assumptions that were below the thresholds set forth in the Company’s controls and procedures without first seeking specific approval from the appropriate governing bodies within the Company. The investigation also concluded that the former chief financial officer and the former director emeritus became aware of but improperly failed to correct errors in the data used to determine the prepayment speed assumptions for the fourth quarter of 2004. As a result, the impairment charge to the Company’s IOs for 2004 included in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 was significantly understated. This uncorrected error was not communicated to the Company’s governing bodies or to PwC prior to the release of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
On August 17, 2005, after discussing the results of the investigation to date, the Board of Directors determined that the departures of Salomón Levis, former chief executive officer and member of the board, Ricardo Meléndez, former chief financial officer, Mario S. Levis, former treasurer, and David Levis, former director emeritus, from their positions were in the best interest of the Company. Accordingly, the Board of Directors asked for and accepted the resignations of Salomón Levis, Mario S. Levis and David Levis. In addition, the Board of Directors asked for the resignation of Ricardo Meléndez. When that resignation was not tendered, Mr. Meléndez was terminated from his position at Doral Financial.
In October 2005, new information came to the attention of the Audit Committee regarding the possible existence of certain recourse provisions in the Company’s mortgage loan sales to local financial institutions that were not captured by the Company’s financial reporting process. The Audit Committee promptly asked Latham to investigate this issue. On December 14, 2005, Latham informed the Audit Committee that, based on its investigation, it is likely that there were oral agreements or understandings between the former treasurer and the former director emeritus of the Company and FirstBank Puerto Rico, a wholly-owned banking subsidiary of First BanCorp (“FirstBank”), providing recourse beyond the limited recourse established in the written contracts. Based on an analysis of these findings and other evidence reviewed by the Company, the Company concluded that the mortgage loan sales to FirstBank did not qualify as sales under Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), because these sales did not satisfy the “reasonable assurance” standard of SFAS 140 regarding the isolation of assets in bankruptcy. In addition, the former treasurer entered into side letters guaranteeing the yield to an investor in connection with certain sales of IOs. Neither the oral recourse agreements or understandings nor the side letters were captured by the Company’s financial reporting process or communicated to the Audit Committee, PwC or the Company’s internal and external counsel. This resulted in the misapplication of generally accepted accounting principles in the United States of America (“GAAP”) to several transactions and had a material impact on the Company’s consolidated financial statements.
In addition, on December 14, 2005, based on the results of the independent investigation, the Audit Committee concluded that it was necessary to reverse a number of transactions, including a transaction occurring during the fourth quarter of 2004, involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transactions, were similar. The decision followed a determination that there was insufficient contemporaneous documentation to substantiate the business purpose for these transactions in light of the timing and similarity of the purchase and sale amounts and other terms of the transactions. For some periods, the gains on sale previously recorded in connection with such transactions had a material impact on the Company’s consolidated financial statements.

Internal Review
The internal review conducted by the Company included evaluations, among others, of:
•	the accounting for mortgage loan sales to local financial institutions, including a number of transactions involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transaction, were similar;

•	the assumptions, models and data used in the valuation of the portfolio of IOs and servicing assets (“servicing rights” or “MSRs”) and the amortization of such assets;

•	the accounting for its derivative instruments and investment securities;

•	the methodology for determining the provision for loan and lease losses;

•	the accounting for mortgage loans held for sale, specifically the lower of cost or market valuation allowance;

•	the assumptions and processes used to calculate gains on sale of mortgage loans, including its estimated recourse obligation;

•	the accounting for certain defaulted loans;

•	the accounting for the recognition and deferral of loan origination fees and expenses;

•	the accounting for rent expense under operating leases;

•	the evaluation of other accounting estimates, including the allowance for bad debts and certain servicing-related activities; and

•	the previously identified immaterial unrecorded accounting errors.
The internal review included the evaluation of information and a number of transactions from January 1, 2000 to the present. In certain cases, items in periods prior to 2000 were examined due to the nature of the transactions under review. The internal review extended beyond issues surrounding the valuation of Doral Financial’s portfolio of IOs and the sale of mortgage loans to local financial institutions, and as a result the Company corrected the accounting of a number of items, such as the valuation of the Company’s MSRs. In certain instances, the restatement includes adjustments identified in previous audits but not considered at the time to be material.
The cumulative effect of the restatement through December 31, 2004 was a decrease to the Company’s retained earnings of $694.4 million, which includes a cumulative decrease of $508.1 million for 2002, 2003 and 2004 and $186.3 million related to periods prior to 2002.
In connection with the restatement, the following notes to the Company’s consolidated financial statements have been restated:
•	Note 3 — Summary of Significant Accounting Policies;

•	Note 4 — Regulatory Requirements;

•	Note 6 — Securities Held for Trading;

•	Note 7 — Securities Available for Sale;

•	Note 8 — Securities Held to Maturity;

•	Note 9 —Investments in an Unrealized Loss Position;

•	Note 10 —Mortgage Loans Held for Sale;

•	Note 11 —Loans Receivable;

•	Note 12 —Allowance for Loan and Lease Losses;

•	Note 13 — Servicing Assets;

•	Note 14 — Sales and Securitizations of Mortgage Loans;

•	Note 15 — Premises and Equipment;

•	Note 16 — Sources of Borrowings;

•	Note 18 — Securities Sold Under Agreements to Repurchase;

•	Note 20 — Loans Payable;

•	Note 21 — Notes Payable;

•	Note 22 — Accrued Expenses and Other Liabilities;

•	Note 23 — Income Taxes;

•	Note 24 — Related Party Transactions;

•	Note 25 — Financial Instruments with Off-Balance Sheet Risk;

•	Note 26 — Commitments and Contingencies;

•	Note 27 — Retirement and Compensation Plans;

•	Note 28 — Capital Stock and Additional Paid-In Capital;

•	Note 30 — Supplemental Income Statement Information;

•	Note 31 — Earnings per Share;

•	Note 32 — Disclosures about Fair Value of Financial Instruments;

•	Note 33 — Risk Management Activities;

•	Note 34 — Segment Information;

•	Note 35 — Quarterly Results of Operations (Unaudited);

•	Note 36 — Doral Financial Corporation (Holding Company Only) Financial Information; and

•	Note 37 — Subsequent Events.
Summary of Accounting Adjustments by Category
The Company has classified the accounting practices and related adjustments that were affected by the restatement into six categories. The classification involves subjective judgments by management, and particular accounting errors may fall within more than one category. The cumulative impact of the changes to retained earnings through December 31, 2004 is summarized as follows:

Cumulative
Increase (Decrease)
of Retained
Earnings Through
(In thousands)	December 31, 2004
Pre-tax Restatement Adjustments:
Recharacterization of mortgage loan sales transactions as secured borrowings	$(595,525)
Valuation of IOs	(283,082)
Accounting for servicing assets	(23,144)
Accounting for derivative instruments and investment securities	(24,381)
Provision for loan and lease losses	7,195
Other accounting adjustments	(1,863)

Total pre-tax restatement adjustments	(920,800)
Income tax impact of restatement adjustments	226,396

Total retained earnings and legal surplus impact	$(694,404)

As discussed in more detail below, Doral has separately quantified the impact of various accounting adjustments on its 2004, 2003 and 2002 financial statements. The impact to retained earnings for periods prior to 2002 is reflected in the Company’s Consolidated Financial Statements as an adjustment to the beginning balance of its retained earnings as of January 1, 2002. The $186.3 million cumulative decrease in retained earnings for periods prior to 2002 resulted primarily from adjustments in the value of the Company’s floating rate IOs and MSRs.

Annual Reconciliation of Previously Reported Income Statement Information to Restated Figures

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands,
	except share-related amounts)
Net interest income, as previously reported	$265,898	$181,480	$152,422
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	97,382	67,785	38,092
Valuation of IOs	(46,249)	(29,178)	(36,312)
Accounting for servicing assets	—	—	—
Accounting for derivative instruments and investment securities	4,490	6,637	7,904
Provision for loan and lease losses	—	—	—
Other accounting adjustments	12,148	7,707	1,943

Net interest income, as restated	$333,669	$234,431	$164,049

Provision for loan and lease losses, as previously reported	$5,507	$14,085	$7,429
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	—	—	—
Valuation of IOs	—	—	—
Accounting for servicing assets	—	—	—
Accounting for derivative instruments and investment securities	—	—	—
Provision for loan and lease losses	4,877	(2,506)	(2,941)
Other accounting adjustments	—	—	—

Provision for loan and lease losses, as restated	$10,384	$11,579	$4,488

Non-interest income, as previously reported	$450,384	$411,772	$255,393
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	(300,022)	(296,923)	(188,207)
Valuation of IOs	(55,559)	30,775	64,522
Accounting for servicing assets	(16,887)	33,049	(7,273)
Accounting for derivative instruments and investment securities	(19,998)	(32,509)	(1,832)
Provision for loan and lease losses	—	—	—
Other accounting adjustments	(37,786)	(24,331)	44,027

Non-interest income, as restated	$20,132	$121,833	$166,630

Non-interest expenses, as previously reported	$209,052	$185,802	$139,410
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	—	212	387
Valuation of IOs	—	—	—
Accounting for servicing assets	—	—	—
Accounting for derivative instruments and investment securities	—	—	—
Provision for loan and lease losses	1,220	93	74
Other accounting adjustments	3,842	(7,476)	6,090

Non-interest expenses, as restated	$214,114	$178,631	$145,961

Income tax expense, as previously reported	$(12,098)	$(72,066)	$(40,008)
Impact of accounting errors and corrections	97,589	48,150	26,660

Income tax benefit (expense), as restated	$85,491	$(23,916)	$(13,348)

Net income, as restated	$214,794	$142,138	$166,882

Basic Earnings per common share, as previously reported	$4.23	$2.78	$1.92
Effect of adjustments	(2.55)	(1.66)	(0.50)

Basic earnings per common share, as restated	$1.68	$1.12	$1.42

Diluted earnings per common share, as previously reported	$3.95	$2.70	$1.89
Effect of adjustments	(2.32)	(1.60)	(0.49)

Diluted earnings per common share, as restated	$1.63	$1.10	$1.40

     Annual Reconciliation of Previously Reported Balance Sheet Information to Restated Figures

	Year Ended
	2004	2003
	(dollars in thousands)
Cash and equivalents, as previously reported	$2,535,726	$954,722
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	—	—
Valuation of IOs	—	—
Accounting for servicing assets	—	—
Accounting for derivative instruments and investment securities	—	—
Provision for loan and lease losses	—	—
Other accounting adjustments	—	—

Cash and equivalents, as restated	$2,535,726	$954,722

Investment securities, as previously reported	$8,628,951	$5,517,377
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	(511,212)	(336,388)
Valuation of IOs	(240,160)	(113,170)
Accounting for servicing assets	—	—
Accounting for derivative instruments and investment securities	(18,186)	651
Provision for loan and lease losses	—	—
Other accounting adjustments	—	—

Investment securities, as restated	$7,859,393	$5,068,470

Total loans, as previously reported	$3,313,439	$3,377,457
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	3,282,152	1,707,168
Valuation of IOs	—	—
Accounting for servicing assets	—	—
Accounting for derivative instruments and investment securities	—	—
Provision for loan and lease losses	7,195	13,292
Other accounting adjustments	67,420	74,306

Total loans, as restated	$6,670,206	$5,172,223

Servicing assets, as previously reported	$203,245	$167,498
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	(56,515)	(32,321)
Valuation of IOs	—	—
Accounting for servicing assets	(23,144)	(6,257)
Accounting for derivative instruments and investment securities	—	—
Provision for loan and lease losses	—	—
Other accounting adjustments	—	—

Servicing assets, as restated	$123,586	$128,920

Other assets, as previously reported	$421,040	$376,942
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	(809)	(1,208)
Valuation of IOs	—	—
Accounting for servicing assets	—	—
Accounting for derivative instruments and investment securities	—	—
Provision for loan and lease losses	—	—
Tax impact of accounting adjustments	230,929	57,229
Other accounting adjustments	(4,409)	(2,070)

Other assets, as restated	$646,751	$430,893

Total assets, as restated	$17,835,662	$11,755,228

Total liabilities, as previously reported	$13,129,632	$8,801,556
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	3,309,141	1,730,136
Valuation of IOs	42,922	68,104
Accounting for servicing assets	—	—
Accounting for derivative instruments and investment securities	—	—
Provision for loan and lease losses	—	—
Tax impact of accounting adjustments	4,476	(71,549)
Other accounting adjustments	64,874	44,619

Total liabilities, as restated	$16,551,045	$10,572,866

Stockholders’ equity, as previously reported	$1,972,769	$1,592,440
Impact of accounting errors and corrections:
Recharacterization of mortgage loan sales transactions as secured borrowings	(595,525)	(392,885)
Valuation of IOs	(283,082)	(181,274)
Accounting for servicing assets	(23,144)	(6,257)
Accounting for derivative instruments and investment securities	(18,186)	651
Provision for loan and lease losses	7,195	13,292
Tax impact of accounting adjustments	226,453	128,778
Other accounting adjustments	(1,863)	27,617

Stockholders’ Equity, as restated	$1,284,617	$1,182,362

Effect of Restatement Adjustments on the Beginning Balance of Stockholders’ Equity on January 1, 2002

				Common Stock
		Accumulated Other		Additional Paid-in	Total
	Retained Earnings	Comprehensive	Preferred Stock at	Capital and	Stockholders’
(In thousands)	and Legal Surplus	Income or (Loss)	Liquidation Value	Treasury Stock	Equity
Impact of accounting errors and corrections:

Recharacterization of mortgage loan sales transactions as secured borrowings	$(13,033)	$—	$—	$	$(13,033)
Valuation of IOs	(211,081)	—	—	—	(211,081)
Accounting for servicing assets	(32,033)	—	—	—	(32,033)
Accounting for derivative instruments and investment securities	10,927	1,881	—	—	12,808
Provision for loan and lease losses	8,012				8,012
Tax impact of accounting adjustments	53,997	—	—	—	53,997
Other accounting adjustments	(3,115)	—	—	—	(3,115)

Subtotal: Beginning balance adjustments	(186,326)	1,881	—	—	(184,445)
Stockholders’ equity, beginning balance net of taxes, as previously reported	384,278	(12,312)	124,750	265,404	762,120

Stockholders’ equity, beginning balance net of taxes, as restated	$197,952	$(10,431)	$124,750	$265,404	$577,675

Following is a summary, by category, each of the principal accounting adjustments made in connection with the restatement.
Recharacterization of Mortgage Loan Sales Transactions as Secured Borrowings
As previously discussed, the existence of certain recourse provisions in the Company’s mortgage loan sales to local financial institutions were not captured by the Company’s financial reporting process. In particular, the independent investigation found that it is likely that the former treasurer and the former director emeritus of the Company inappropriately entered into oral agreements or understandings with FirstBank, providing recourse beyond the limited recourse established in the written contracts. Based on an analysis of these findings and other evidence reviewed by the Company, the Company concluded that the mortgage loan sales to FirstBank did not qualify as sales under SFAS 140, because these sales did not satisfy the “reasonable assurance” standard of SFAS 140 regarding the isolation of assets in bankruptcy.
The Company also recharacterized as secured borrowings certain mortgage loan sales effected prior to 2000, which had full recourse provisions.
As previously discussed, based on the results of the independent investigation, the Audit Committee concluded that it was necessary to reverse a number of transactions, including a transaction occurring during the fourth quarter of 2004, involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transactions, were similar. The decision followed a determination that there was insufficient contemporaneous documentation to substantiate the business purpose for these transactions in light of the timing and similarity of the purchase and sale amounts and other terms of the transactions. For some periods, the gains on sale previously recorded in connection with such transactions had a material impact on the Company’s consolidated financial statements. Accordingly, the Company reversed the gains previously recognized with respect to these sales and recorded the transactions as loans payable secured by mortgage loans. Also, the mortgage loans purchased that were previously reported as purchases of residential mortgage loans are now recharacterized as commercial loans secured by mortgages. The revised classification as commercial loans did not result in the need for additional reserves.
The impact of the revised accounting treatment of these mortgage loan sales as loans payable as of December 31, 2004, 2003 and 2002 was an increase in Doral Financial’s mortgage loans held for sale portfolio, excluding any necessary adjustment related to deferred loan origination fees and direct costs, of $3.3 billion, $1.7 billion and $1.1 billion, respectively, and an increase in loans payable to creditors by similar amounts. The cumulative effect of the conclusion that the transactions discussed above should not have been accounted as sales but rather as secured borrowings on Doral Financial’s pre-tax income through December 31, 2004 was a decrease of $595.5 million. This includes cumulative decreases of $582.5 million for 2002, 2003 and 2004 and decreases of $13.0 million for periods prior to 2002. The impact in earnings was principally attributable to the reversal of gains on sale recognized and the reversal of subsequent valuation and amortization adjustments related with the associated IOs and MSRs.
During 2005, outstanding commitments to sell up to $2.2 billion in mortgage loans that would give rise to IOs were terminated. Similarly, outstanding commitments to purchase up to $506.3 million in mortgage loans from third parties were also terminated.
The impact of the recharacterization of the mortgage loan sales transactions described above on applicable loan-to-one-borrower limitations is not clear. Accordingly, the Company’s banking subsidiary, Doral Bank — Puerto Rico (“Doral Bank-PR”), has requested an administrative ruling from the Office of the Commissioner of Financial Institutions of Puerto Rico granting it a temporary 180-day waiver from continued compliance with the loan-to-one-borrower limitations, to the extent applicable.
Valuation of IOs
Doral routinely securitizes or sells in bulk residential mortgage loans into the secondary market. FHA-insured and VA-guaranteed loans are generally securitized into Government National Mortgage Association (“GNMA”) mortgage-backed securities and conventional mortgage loans are generally sold to the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) or sold in bulk to financial institutions, for cash or exchanged for FNMA- or FHLMC-issued mortgage-backed securities. As a result of this process, Doral generally retains servicing rights and may recognize IOs.

IOs represent the estimated present value of the cash flows, retained by Doral, generated by the underlying fixed-rate mortgages (as adjusted for expected losses and prepayments, as well as by the estimated market value of caps, if applicable, as explained below) after subtracting: (1) the interest rate payable to the investor, and (2) a contractual servicing fee. The contractual rate payable to investors can be either fixed or variable, while the underlying mortgages generate interest at a fixed rate. When the contractual rate payable to investors is variable, Doral is required to pay to the investor a floating rate based on a spread over the 3-month LIBOR, which resets quarterly. Generally, the mortgage loan sale contracts with a variable contractual rate are subject to either interest rate caps or calls that are set at or below the weighted-average coupon (less the servicing fee) of the underlying mortgages loans, and, to a lesser extent, based on a spread above the initial contractual pass-through rate at the time of sale (which generally does not exceed the weighted-average coupon of the underlying mortgage loans). For a very small portion of the portfolio, the contracts are also subject to a floor or minimum rate. In substance, Doral Financial sells its legal rights over the mortgage loans to counterparties and is entitled to retained interests on the underlying mortgage loans at a fixed rate and is required to pay to the counterparty a floating rate based on 3-month LIBOR, subject to a call or a cap, and, in certain instances, a floor provision. IOs are classified as securities held for trading in Doral’s Consolidated Statements of Financial Condition.
As previously discussed, the Company determined that the previous IO valuation was not in accordance with GAAP. The independent investigation determined that in certain instances there was improper conduct by certain former members of management and the former director emeritus which contributed to an overstated valuation of the IOs. See “— Background to the Restatement,” above.
The Company corrected its methodology for the valuation of its IOs based on the following factors:
Use of forward LIBOR rates. Under the previous methodology, Doral incorrectly determined the estimated fair value of its portfolio of IOs based on an internal static cash flow model that incorporated internally generated prepayment and discount rate assumptions and an expected interest rate spread based on existing 3-month LIBOR rates at the close of the reporting period without taking into account projected changes in LIBOR rates. In addition, to value its IOs for financial reporting purposes, Doral Financial historically obtained two valuations from third parties, compared them to the valuation produced by its internal model, and recorded the IOs in its consolidated financial statements at the lowest of the three valuations. Doral has concluded, based on its internal review, that to properly value the Company’s portfolio of floating rate IOs, the valuation model (the “New Model”) should use an expected interest rate spread based on implied LIBOR rates derived from the yield curve at the date of the valuation.
Market-based prepayment and discount rate determination. Under Doral’s previous internal valuation model, prepayment assumptions were generally determined quarterly by management on the basis of prior prepayment experiences on Doral’s mortgage portfolio and future prepayment expectations. Discount rates were historically determined by applying a premium to an interest rate at the end of the period based on a mortgage index average. Under the new model, Doral Financial bases its prepayment and discount rates on information derived from publicly available market sources. For example, Doral Financial’s new IO valuation model establishes prepayment assumptions by reference to prepayment forecasts published on Bloomberg by a predetermined number of mortgage-backed securities dealers. These forecasts are then adjusted using a regression analysis designed to correlate the prepayment experiences of the mortgage loans underlying Doral Financial’s IOs to a generic pool of U.S. mainland FNMA mortgages. In addition, to calculate discount rates, Doral Financial uses a zero volatility spread (“Z-spread”) approach, which is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. Doral Financial obtains the Z-spread from major investment banking firms. Accordingly, the prepayment assumptions and discount rates incorporated into Doral Financial’s valuation model will no longer incorporate management’s internal assumptions regarding the future, but will be based on publicly available and independently verifiable market benchmarks and statistically derived relationships.
Recharacterization of Retained Interests. SFAS 140 defines contractually specified servicing fees as all amounts that, per contract, are due to the servicer in exchange for servicing the financial asset and would no longer be received by a servicer if the beneficial owners of the serviced assets (or their trustees or agents) were to exercise their actual or potential authority under the contract to shift the servicing to another servicer. Depending on the language of the servicing contract, servicing fees may include some or all of the difference between the interest rate collectible on the financial asset subject to the servicing and the rate payable to the beneficial owners of those assets. Based on the provisions of SFAS 140 and as part of its internal review, the Company performed an analysis of each contract executed for the sale of mortgage loans to FNMA and FHLMC as well as to private investors during the restatement period in order to determine the appropriate allocation of the retained assets between servicing assets and IOs.
Certain of the mortgage loan sale contracts did not specify a servicing fee. In these cases, the Company used to determine the MSRs resulting from its loan sales by applying a servicing fee that would fairly compensate a substitute servicer (generally 25 basis points) to the gross spread retained by Doral and recorded the remaining retained cash flow as IOs.
Doral Financial determined that the retained assets on transactions entered into with FNMA and FHLMC during the restatement period should be accounted as servicing assets because the agreements with the agencies provide that, unless expressly agreed to by the parties, if the servicing is terminated by the beneficial owner because of non-compliance by Doral, the substitute servicer appointed by the beneficial owner would be entitled to retain as servicing compensation the full difference between the interest received on the loans and the sum of (1) the pass-through rate payable to investors and (2) the applicable guarantee fee. Doral did not enter into any such agreement to specifically segregate the excess cash flow retained and thus all of the retained interest would be compensation for the substitute servicer and must be accounted as MSR.
Doral also concluded that it had incorrectly classified and measured its retained interests associated with certain loans sales to private investors. The Company concluded that the retained interest should be included as an IO if (1) no specific servicing fee is contractually provided, (2) the servicing is stated to be free of additional charges, or (3) the servicing fee represents the complete retained interest and Doral has the right, express or implied, to maintain the complete spread upon termination of the servicing. For agreements in which the entire retained interest is classified as IO, the Company also recognizes a related servicing asset or liability based on ancillary income, float, late fees, prepayment penalties and costs. The Company continues to recognize two types of retained interests, MSRs and IOs, in respect of sales where the contract provides for a specific servicing fee and such fee does not represent the entire retained interest.
Secured borrowings with a local financial institution. Doral Financial concluded that from April 1997 to October 2002 it had inappropriately applied SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (effective through March 31, 2001) (“SFAS 125”) and SFAS 140 (effective from April 1, 2001 through December 31, 2004) to a number of transfers of IOs to a local financial institution. Prior to the restatement, Doral Financial incorrectly recorded the transfer of IOs, in exchange for cash, as sales recognizing gains at the time of the transfer. Doral Financial’s prior accounting did not take into account side agreements that guaranteed a specific fixed yield to the transferee. As a result, Doral financial determined that such transfers did not qualify for sales accounting under SFAS 140 because these sales did not satisfy the “reasonable assurance” standard of SFAS 140 regarding the isolation of assets in bankruptcy.
To correct this misapplication of SFAS 125 and SFAS 140, Doral Financial has reversed the transfer of the IOs and recorded the transaction as loans payable collateralized by such IOs, a secured borrowing. Additionally, gains on sales of trading securities accounted for at the time of the transfers were reversed and the payments made to the transferee, under the guaranteed yield agreements, were reclassified as principal amortization payments and interest expense.
Some of the IOs transferred during the periods from April 1997 to January 2001 were repurchased from 2001 through 2004 and as a result, the related loans payable were derecognized from the Consolidated Statements of Financial Condition.
The cumulative effect of changes in the value of the Company’s IOs that resulted from the above-mentioned changes in the valuation model and certain reclassifications of retained assets, including the reclassification of certain IO sales as secured borrowings, on Doral’s pre-tax income through December 31, 2004 was a decrease of $283.1 million. This includes cumulative decreases of $72.0 million for 2002, 2003 and 2004 and $211.1 million for periods prior to 2002.

Accounting for Servicing Assets
Servicing assets represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. Historically, Doral determined the initial fair value of its servicing assets for conforming loans (related to FNMA, FHLMC and GNMA) based on prices paid for comparable servicing assets and a third party valuation. In the case of the Company’s servicing assets related to non-conforming loans, the Company incorrectly extrapolated the value from the third-party valuation received for servicing assets with respect to its conforming loan portfolio. Non-conforming mortgage loans generally have lower balances, lower loan-to-value ratios, insignificant historical charge-offs and slower prepayment rates due to prepayment penalties associated exclusively with this type of loan product.
As part of the restatement process, the Company engaged a third party to perform a valuation of its entire servicing asset portfolio. Refer to Note 3 — “Servicing Assets and Servicing Activities” for additional information regarding the valuation for MSRs.
The restated value of the Company’s servicing asset portfolio also reflects (1) the reclassification of some of the Company’s retained assets between servicing assets and IOs and (2) the derecognition of certain servicing assets as a result of the recharacterization of certain mortgage loan sales as secured borrowings, in each case as discussed above.
The cumulative effect of changes in the value of the Company’s MSRs as a result of corrections in the valuation model and certain reclassifications of retained assets on Doral’s pre-tax income through December 31, 2004 was a decrease of $23.1 million. This includes a cumulative increase of $8.9 million for 2002, 2003 and 2004 and a cumulative decrease of $32.0 million for periods prior to 2002.
Accounting for Derivative Instruments and Investment Securities
Accounting for Derivative Instruments. As part of its ongoing risk management activities, Doral uses derivatives to manage interest rate risk. As part of the restatement process, the Company reviewed its accounting for derivatives and the following matters were noted:
Certain Mortgage loans purchases and related forward contracts. Since October 2001, Doral has purchased mortgage loans from a U.S. financial institution on a servicing retained basis. Simultaneously with the purchase of the mortgage loans, Doral enters into a sale and securitization agreement, whereby the U.S. financial institution repurchases and securitizes the mortgage loans and delivers mortgage-backed securities secured by a pool of the underlying loans back to Doral. Generally, the securitization agreement specifies the delivery of the securities in two months. After reviewing SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Doral’s management concluded that during the period between trade and settlement dates, the U.S. financial institution and Doral essentially have entered into a forward contract that meets the definition of a derivative and, thus, effectively changes the accounting of the mortgage-backed securities from trade date to settlement date. SFAS 133 requires that all derivative instruments be measured at fair value. Furthermore, Doral’s management did not designate the derivative as a hedging instrument and, thus, the changes in fair value (gains and losses) must be recognized within the Consolidated Statements of Income, when incurred, rather than included as part of the pooled security’s cost. Under GAAP, the book value of the securities is established as its market price on the settlement date while changes in price between the trade and settlement date are charged to earnings in the current period.
The cumulative effect of correcting these errors was a decrease in the Company’s pre-tax income through December 31, 2004 of $24.3 million. This includes a cumulative decrease of $21.4 million for 2002, 2003 and 2004 and of $2.9 million for periods prior to 2002.

Valuation of over-the-counter (“OTC”) derivatives. As a result of its internal review, the Company determined that in the last quarter of 2000, the Company incorrectly valued certain OTC derivatives considered economic hedges of certain securities available for sale, under the assumption that such instruments would eventually be exercised. For these instruments, the unrealized gain or loss was computed by comparing the strike price of the option with the cost of the inventory position considering the premium paid for such instruments, not based on the fair value of the derivative instrument. The effect of this error was an increase in the Company’s pre-tax income of $9.6 million for 2000, which was subsequently reversed during 2001 when the derivative positions were closed. To correct this error as part of the restatement process, the Company reversed the $9.6 million gain during 2000 and eliminated the effect of the reversal during 2001. This adjustment had no cumulative effect at December 31, 2004 and had no effect in Doral Financial’s Consolidated Financial Statements for the three-year period ended December 31, 2004.
Investment Securities. As part of the restatement process, the Company reviewed its accounting for investment securities and the following matters were noted:
Amortization of Premiums and Discounts on US. Treasury Securities. Doral historically amortized premiums and discounts related to investments in U.S. Treasury securities into interest income over the life of the related securities using a straight-line method. The Company determined that its method was not in accordance with GAAP which requires that premiums, discounts and other basis adjustments be amortized into interest income over the terms of the securities using the effective interest method. The cumulative effect of correcting this error was an increase in the Company’s pre-tax income through December 31, 2004 of $2.2 million. This includes a cumulative increase of $2.0 million for 2002, 2003 and 2004 and approximately $168,000 for periods prior to 2002.
Valuation of Investments in Collateralized Mortgage Obligations (“CMOs”). Generally, the CMOs created by Doral include a residual interest tranche structured to receive interest in each period only after the rest of the tranches within the CMO are paid. As part of the securitization and sale process, Doral retained the residual interest tranche (“CMO-R”) created in each CMO structure. Doral accounts for CMO-Rs as securities held for trading. As part of the review process, Doral management revisited the recorded values of the CMO-Rs and concluded that the recorded values, which had been provided by an external broker, were incorrect. These broker quotations indicated a price of par for CMO-Rs. These types of residual interests behave in a way similar to IOs and are usually priced at less than par.
For purposes of the restatement, Doral used a cash flow model to value such securities, utilizing the collateral’s historical statistics available on Bloomberg, forecasted prepayment speed for each period, weighted-average remaining maturity, weighted-average coupon and age. Based on Bloomberg information, the Company forecasted the cash flow and then discounted at the corresponding periods discount rate. For purpose of discounting, the Company used the same Z-spread methodology adopted for the valuation of Doral’s IOs.
The cumulative effect of correcting this error was a decrease in the Company’s pre-tax income through December 31, 2004 of $1.8 million. This includes a cumulative increase of $15.0 million for 2002, 2003 and 2004 and a decrease of $16.8 million for periods prior to 2002.
Valuation for tax-exempt GNMAs. Doral Financial also reviewed the valuation of the tax-exempt GNMA securities included in its securities-held-for-trading portfolio. Historically, Doral valued its tax-exempt GNMAs based on quotations received from Puerto Rico broker-dealers and established a reserve based on the assumption that, because of market capacity concerns given the size of the portfolio, the Company would only be able to sell the entire portfolio in the mainland United States at a discount from prices in Puerto Rico.
Based on the review of relevant accounting pronouncements, including SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and SFAS 5 “Accounting for Contingencies,” the Company concluded that the utilization of a reserve account for its tax-exempt GNMA securities was a misapplication of GAAP.

The reassessment of the valuation for tax-exempt GNMAs did not have a cumulative effect on Doral’s pre-tax income through December 31, 2004, but includes cumulative decreases in net income of $31.3 million for 2002, 2003 and 2004 and increases of $31.3 million for periods prior to 2002.
Allowance and Provision for Loan and Lease Losses
Historically, Doral has maintained an allowance for loan and lease losses principally related to loans held for sale that are delinquent or that have been repurchased pursuant to recourse obligations. However, according to GAAP the credit risk inherent in the mortgage loans held for sale portfolio should be considered as part of the lower of cost or market analysis under SFAS 65, “Accounting for Certain Mortgage Banking Activities” (“SFAS 65”). See “Other Accounting Adjustments — Lower of Cost or Market Valuation Allowance” for additional information. To correct this situation, the Company reversed all charges to the allowance for loan and lease losses allocated to its mortgage loans held for sale portfolio. As part of the restatement process, the Company also reassessed its Allowance for Loan and Lease Losses and determined that other non-significant corrections were necessary to record an adequate allowance for loans and lease losses.
The cumulative effect of these corrections to its allowance for loan and lease losses on Doral’s pre-tax income through December 31, 2004 was an increase of $7.2 million. This includes a cumulative decrease of $0.8 million for 2002, 2003 and 2004 and an increase of $8.0 million for periods prior to 2002.
Other Accounting Adjustments
Lower of Cost or Market Valuation Allowance. According to SFAS 65, mortgage loans held for sale should be reported at the lower-of-cost-or-market value, determined as of the reporting date. The amount by which cost exceeds market value shall be accounted for as a valuation allowance. Changes in the valuation allowance shall be included in the determination of net income for the period in which the change occurs.
As part of its internal review, the Company reassessed all lower of cost or market-related analyses performed during the restatement period and corrected the previous analyses by including credit risk as an additional factor in determining the appropriate valuation allowance. The reassessment of the methodology of calculating the lower of cost or market valuation disclosed that, based on the characteristics of the portfolio and the economic environments; there was no need of recognizing any lower of cost or market allowance as of the end of any of the years being restated and, to correct its accounting, the Company reversed all charges to the lower of cost or market valuation allowance recorded during the restatement period.
Although, the reassessment of the lower of cost or market valuation allowance did not have a cumulative effect on Doral’s pre-tax income through December 31, 2004, includes cumulative decreases of $10.8 million for 2002 and 2003 and increases of $10.8 million for periods prior to 2002.
Obligation for Loans Sold with Recourse. Transfers of non-conforming loans accounted for as sales are often done on a partial recourse basis. This means that Doral retains part of the credit risk associated with such loans after sale, generally for periods ranging from two (2) to four (4) years or up to 10% — 15% of the original principal balance. In the past, the Company recorded an obligation for loans sold with recourse assuming that defaulted loans would be repurchased and computed additional charges to its estimated obligation applying the same methodology used to determine the allowance for loan and lease losses for its on-balance sheet loan portfolio. The Company determined that the previous methodology was a misapplication of GAAP and corrected its method to recognize the fair value of its recourse obligation by estimating the amount that Doral would be required to pay a third party in order to be relieved of its obligation under the contracts. The obligation for loans sold with recourse is included as part of “Accrued expenses and other liabilities” in the Company’s Consolidated Statements of Financial Condition and the related charges to expenses are included as part of “Gain on sale of mortgage loan sales and fees” in the Consolidated Statements of Income.

The cumulative effect of corrections in the methodology to measure the obligation for loans sold with recourse on Doral’s pre-tax income through December 31, 2004 was a decrease of $3.3 million. This includes cumulative decreases of $1.1 million for 2002, 2003 and 2004 and $2.2 million for periods prior to 2002.
Accounting for certain defaulted loans. Under the GNMA securitization program Doral, as servicer, has the right to repurchase, at its option and without GNMA’s prior authorization, any loan that is collateral for a GNMA guaranteed mortgaged-backed security when certain delinquency criteria are met. Historically, Doral has accounted for these loans in its own portfolio at the repurchase date.
Under SFAS 140, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. At the point in time that individual loans meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and must be brought back onto the Company’s books as assets, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability would also be recorded.
The Company determined the amount of defaulted loans that are subject to the repurchase option and recognized the loans and a corresponding liability for each of the periods being restated. The net effect of correcting this practice was an increase in the Company’s mortgage loans held for sale portfolio of $71.2 million and $73.3 million as of December 31, 2004 and 2003, respectively, offset by the corresponding liability recorded as part of accrued expenses and other liabilities in Doral’s Consolidated Financial Statements. This correction has no significant impact on Doral Financial’s income statement.
Accounting for the deferral and recognition of loan origination fees and costs. SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”) establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. The statement addresses the recognition and the balance sheet classification of nonrefundable fees and costs associated with lending activities.
Historically, the Company assigned the net deferred fees or costs to each loan based on an aggregate average amount derived from the entire loan production, notwithstanding the specific characteristics of each type of loan (construction, commercial and residential mortgage). The methodology resulted in incorrect measures of the deferred fees and costs. Accordingly, the Company determined that the method used to defer and recognize loan origination fees and costs was not in compliance with GAAP. To correct this misapplication of GAAP, the Company has segregated its portfolio by loan type and analyzed such portfolios on an individual basis. Also, the Company was amortizing deferred fees and costs related to loans held for sale. Under SFAS 91, origination fees and costs on loans held for sale should be deferred until such loans are sold.
The cumulative effect of these adjustments on Doral’s pre-tax income through December 31, 2004 was a decrease of $4.1 million. This includes a cumulative decrease of $0.3 million for 2002, 2003 and 2004 and a decrease of $3.8 million for the periods prior to 2002.
Accounting for rent expense under operating leases. Historically, the Company recognized the rent expense related to some operating lease agreements that contain escalation provisions for future rent expenses based on the actual scheduled monthly payments without taking into consideration rent increases.
SFAS 13 “Accounting for Leases” (“SFAS 13”), requires recognition of rent expense on operating leases with fixed-rate rent escalation clauses generally on a straight line basis over the lease term.
The Company determined, based on its internal review, that the method used to measure the rental charges on operating leases with scheduled rent increases was not consistent with the provisions of SFAS 13. To correct this error, the Company recognized rent expense by applying the straight-line method over the lease term (including lease renewals that are “reasonably assured”). The difference between rent expense and the amount actually paid during a period is credited or charged to a “Deferred rent obligation” account, included as part of “Accrued Expenses and Other Liabilities” in the Consolidated Statements of Financial Condition.
The cumulative effect of this correction on Doral’s pre-tax income through December 31, 2004 was an additional charge to rent expenses of $2.1 million. This includes cumulative charges of $1.2 million for 2002, 2003 and 2004 and $0.9 million for periods prior to 2002.
Miscellaneous Adjustments. In addition to the adjustments described above, Doral has identified other accounting errors that require additional corrections and reclassifications. These corrections relate to various aspects of the Company’s Consolidated Financial Statements and are reflected in its restated results, including adjustments to its allowance for bad debts, servicing-related activities and incentive compensation. Some of these adjustments had been previously identified but were considered not to be material and, thus, did not require correction. The cumulative effect of these miscellaneous adjustments, including immaterial adjustments considered under “Accounting for derivative instruments and investment securities” for purposes of determining the cumulative effect for the restatement period, was an increase to pre-tax income of $7.1 million through December 31, 2004. This includes a cumulative increase of $14.7 million for 2002, 2003 and 2004 and a decrease of $7.6 million for periods prior to 2002.
Tax Impact of Accounting Adjustments
Tax adjustments due to accounting corrections and accounting changes. As a result of the restatement, the cumulative effect on pre-tax income through December 31, 2004, is a decrease of $920.8 million. In light of this decrease in income, the Company’s cumulative income tax expense is reduced by approximately $226.4 million. The $226.4 million tax impact relates almost entirely to deferred taxes.
Change in the value of the IOs. On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in the long-term capital gain tax rates. The law amends the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004, the Company entered into an agreement with the local taxing authorities to accelerate the recognition for tax purposes of long-term capital gains of $536.6 million related to IOs created in previous securitization transactions (the $536.6 million value was based on the valuation used prior to the restatement). The value of the IOs, after making all relevant adjustments related to the restatement, approximates $49.1 million. Refer to Note 1 — “Restatement of Previously Issued Financial Statements” for additional information on the correction of the valuation model. The transaction resulted in the recognition of an income tax benefit of approximately $9.1 million, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%.
As a result of the correction in the methodology of valuing IOs and the recharacterization of certain mortgage loans sales, the Company recognized a deferred tax asset and deferred benefit of $190.1 million (before any valuation allowance; see below). This benefit is attributable to the tax effect of the difference between the IOs tax basis ($536.6 million) and the restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to on the restated value, which would have resulted in a significantly lower tax obligation. The Company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
As part of its tax planning strategies, the Company has completed several other transactions of IOs throughout the restatement period. The IOs underlying these transactions were also affected by the change in valuation methodology and recharacterization of loan sales.
The Company holds $34.4 million of IOs that had been previously sold to an unrelated party. As part of the transaction, the Company paid taxes on $91.9 million of IOs, whereas the restated value of these IOs at time of sale amounted to $66.2 million. As a result of the difference in basis, the Company recognized a deferred tax asset of approximately $14.5 million.
From time to time, the Company has engaged in transactions of IOs with its subsidiaries in order to accelerate the tax payment on the instruments and create tax basis. The effect of the restatement changes resulted in the creation of a tax and book basis differential of $215.4 million. Because these transactions were executed between Doral Financial’s subsidiaries, the recognition of a deferred tax asset for the basis differential is not permitted under SFAS 109 “Accounting for Income Taxes.” As a result, no benefit has been recognized on the Company’s consolidated financial statements. Early in 2006, the Company executed an agreement, similar in nature to that executed in December 2004, which confirmed the previously established tax basis for the IOs. As a result of this agreement, the Company expects to recognize in the first quarter of 2006, a deferred tax asset for the tax basis differential, net of any valuation allowance for the likelihood that the benefit could not be completely realized.
As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and, concluded that, based on the weight of available evidence, it is more likely than not that a portion of the asset will not be realized. As a result, the Company established a valuation allowance of $53.1 million as of December 31, 2004.
Tax effect of adjustments other than to the value of IOs. The total tax effect of the adjustments resulting from the internal review other than changes in the value of IOs amounts to $29.7 million.

The following table presents a summary of the favorable cumulative effect of the restatement adjustment:

(In thousands)
Reduction in deferred tax liabilities resulting from changes in the value of IOs	$45,172

Increase in deferred tax assets resulting from changes in the value of IOs	204,674
Creation of an allowance for unrealizable deferred tax assets	(53,141)

Increase in deferred tax assets, net	151,533

Tax effect on the rest of the adjustments	29,691

Total tax impact	$226,396

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2004
	Previously		As
(Dollars in thousands, except per share information)	Reported	Adjustments	Restated
Interest income:
Loans	$234,423	$185,531	$419,954
Mortgage-backed securities	100,808	2,683	103,491
Interest-only strips	55,568	(42,114)	13,454
Investment securities	156,571	1,808	158,379
Other interest-earning assets	23,477	—	23,477

Total interest income	570,847	147,908	718,755

Interest expense:
Deposits	80,683	—	80,683
Securities sold under agreements to repurchase	120,635	—	120,635
Advances from FHLB	49,842	—	49,842
Loans payable	6,006	82,407	88,413
Notes payable	47,783	(2,270)	45,513

Total interest expense	304,949	80,137	385,086

Net interest income	265,898	67,771	333,669

Provision for loan and lease losses	5,507	4,877	10,384

Net interest income after provision for loan and lease losses	260,391	62,894	323,285

Non-interest income:
Net gain on mortgage loan sales and fees	598,762	(515,177)	83,585
Net loss on securities held for trading	(200,607)	95,577	(105,030)
Net gain on sale of investment securities	10,550	1,406	11,956
Servicing income (loss), net of amortization and impairment	4,893	(7,605)	(2,712)
Commissions, fees and other income	36,786	(4,453)	32,333

Total non-interest income	450,384	(430,252)	20,132

Non-interest expenses:
Compensation and benefits	89,305	979	90,284
Taxes, other than payroll and income taxes	9,363	—	9,363
Advertising	15,079	—	15,079
Professional services	12,620	1,091	13,711
Communication and information systems	13,812	—	13,812
Occupancy and other office expenses	26,825	417	27,242
Depreciation and amortization	18,030	(347)	17,683
Other	24,018	2,922	26,940

Total non-interest expenses	209,052	5,062	214,114

Income before income taxes	501,723	(372,420)	129,303

Income tax (expense) benefit	(12,098)	97,589	85,491

Net income	$489,625	$(274,831)	$214,794

Net income per common share:
Basic	$4.23	$(2.55)	$1.68

Diluted	$3.95	$(2.32)	$1.63

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2003
	Previously		As
(Dollars in thousands, except per share information)	Reported	Adjustments	Restated
Interest income:
Loans	$219,916	$122,719	$342,635
Mortgage-backed securities	68,864	247	69,111
Interest-only strips	37,007	(23,598)	13,409
Investment securities	113,430	347	113,777
Other interest-earning assets	13,353	2,392	15,745

Total interest income	452,570	102,107	554,677

Interest expense:
Deposits	75,060	(3,651)	71,409
Securities sold under agreements to repurchase	90,514	—	90,514
Advances from FHLB	49,164	—	49,164
Loans payable	6,112	57,208	63,320
Notes payable	50,240	(4,401)	45,839

Total interest expense	271,090	49,156	320,246

Net interest income	181,480	52,951	234,431

Provision for loan and lease losses	14,085	(2,506)	11,579

Net interest income after provision for loan and lease losses	167,395	55,457	222,852

Non-interest income:
Net gain on mortgage loan sales and fees	390,081	(295,372)	94,709
Net gain (loss) on securities held for trading	5,591	(27,948)	(22,357)
Net gain on sale of investment securities	5,447	46	5,493
Servicing (loss) income, net of amortization and impairment	(15,117)	36,296	21,179
Commissions, fees and other income	25,770	(2,961)	22,809

Total non-interest income	411,772	(289,939)	121,833

Non-interest expenses:
Compensation and benefits	82,940	(8,563)	74,377
Taxes, other than payroll and income taxes	7,587	—	7,587
Advertising	15,311	—	15,311
Professional services	8,644	—	8,644
Communication and information systems	13,323	—	13,323
Occupancy and other office expenses	22,787	414	23,201
Depreciation and amortization	14,963	(259)	14,704
Other	20,247	1,237	21,484

Total non-interest expenses	185,802	(7,171)	178,631

Income before income taxes	393,365	(227,311)	166,054

Income tax expense	(72,066)	48,150	(23,916)

Net income	$321,299	$(179,161)	$142,138

Net income per common share:
Basic	$2.78	$(1.66)	$1.12

Diluted	$2.70	$(1.60)	$1.10

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2002
	Previously		As
(Dollars in thousands, except per share information)	Reported	Adjustments	Restated
Interest income:
Loans	$203,084	$92,026	$295,110
Mortgage-backed securities	82,076	—	82,076
Interest-only strips	43,959	(31,114)	12,845
Investment securities	68,886	(28)	68,858
Other interest-earning assets	17,595	3,140	20,735

Total interest income	415,600	64,024	479,624

Interest expense:
Deposits	72,769	(4,791)	67,978
Securities sold under agreements to repurchase	98,014	(577)	97,437
Advances from FHLB	42,161	—	42,161
Loans payable	6,195	59,309	65,504
Notes payable	44,039	(1,544)	42,495

Total interest expense	263,178	52,397	315,575

Net interest income	152,422	11,627	164,049

Provision for loan and lease losses	7,429	(2,941)	4,488

Net interest income after provision for loan and lease losses	144,993	14,568	159,561

Non-interest income:
Net gain on mortgage loan sales and fees	220,585	(150,397)	70,188
Net (loss) gain on securities held for trading	(4,271)	66,372	62,101
Net gain on sale of investment securities	23,858	4,275	28,133
Servicing loss, net of amortization and impairment	(6,665)	(5,874)	(12,539)
Commissions, fees and other income	21,886	(3,139)	18,747

Total non-interest income	255,393	(88,763)	166,630

Non-interest expenses:
Compensation and benefits	56,643	2,782	59,425
Taxes, other than payroll and income taxes	5,600	—	5,600
Advertising	10,974	—	10,974
Professional services	7,063	—	7,063
Communication and information systems	12,736	—	12,736
Occupancy and other office expenses	20,292	357	20,649
Depreciation and amortization	12,064	—	12,064
Other	14,038	3,412	17,450

Total non-interest expenses	139,410	6,551	145,961

Income before income taxes	260,976	(80,746)	180,230

Income tax expense	(40,008)	26,660	(13,348)

Net income	$220,968	$(54,086)	$166,882

Net income per common share:
Basic	$1.92	$(0.50)	$1.42

Diluted	$1.89	$(0.49)	$1.40

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31, 2004
	Previously		As
(Dollars in thousands, except share information)	Reported	Adjustments	Restated
Assets
Cash and due from banks	$64,940	$—	$64,940

Money market investments:

Money market investments with creditors’ right to repledge	806,849	—	806,849
Other money market investments	1,663,937	—	1,663,937

Total money market investments	2,470,786	—	2,470,786

Pledge investment securities that can be repledged:
Securities held for trading, at fair value	268,699	14,673	283,372
Securities available for sale, at fair value	4,224,168	—	4,244,168
Securities held to maturity, at amortized cost	2,115,388	(15,085)	2,100,303

Total pledge investment securities that can be repledged	6,608,255	(412)	6,607,843

Other investment securities:
Securities held for trading, at fair value	974,844	(769,146)	205,698
Securities available for sale, at fair value	758,340	—	758,340
Securities held to maturity, at amortized cost	201,392	—	201,392
Federal Home Loan Bank of NY (FHLB) stock, at cost	86,120	—	86,120

Total other investment securities	2,020,696	(769,146)	1,251,550

Total investment securities	8,628,951	(769,558)	7,859,393

Loans:
Mortgage loans held for sale, at lower of cost or market, pledge with creditors’ right to repledge	—	3,282,152	3,282,152
Other mortgage loans held for sale, at lower of cost or market	1,560,949	79,406	1,640,355
Loans receivable, net of allowance for loan and lease losses	1,752,490	(4,791)	1,747,699

Total loans	3,313,439	3,356,767	6,670,206

Receivables and mortgage-servicing advances	112,103	(12,376)	99,727
Accounts receivable from investment sales	40,052	—	40,052
Accrued interest receivable	66,393	7,154	73,547
Servicing assets, net	203,245	(79,659)	123,586
Premises and equipment, net	146,551	—	146,551
Real estate held for sale, net	20,072	—	20,072
Other assets	35,869	230,933	266,802

Total assets	$15,102,401	$2,733,261	$17,835,662

Liabilities
Deposits:
Non-interest-bearing deposits	$459,360	$—	$459,360
Interest-bearing deposits	3,183,720	—	3,183,720
Securities sold under agreements to repurchase	6,305,163	—	6,305,163
Advances from FHLB	1,294,500	—	1,294,500
Loans payable	279,560	3,358,947	3,638,507
Notes payable	1,105,202	(9,225)	1,095,977
Accounts payable from investment purchase	325,740	—	325,740
Accrued expenses and other liabilities	176,387	71,691	248,078

Total liabilities	13,129,632	3,421,413	16,551,045

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	—	228,250
Perpetual cumulative convertible preferred stock	345,000	—	345,000
Common stock; $1 par value; 500,000,000 shares authorized; 107,908,862 shares issued and outstanding	107,909	—	107,909
Additional paid-in capital	161,639	—	161,639
Legal surplus	22,612	104	22,716
Retained earnings	1,187,294	(694,508)	492,786
Accumulated other comprehensive loss, net of income tax benefit	(79,935)	6,252	(73,683)

Total stockholders’ equity	1,972,769	(688,152)	1,284,617

Total liabilities and stockholders’ equity	$15,102,401	$2,733,261	$17,835,662

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31, 2003
	Previously		As
(Dollars in thousands, except share information)	Reported	Adjustments	Restated
Assets
Cash and due from banks	$84,713	$—	$84,713

Money market investments:

Money market investments with creditors’ right to repledge	198,773	—	198,773
Other money market investments	671,236	—	671,236

Total money market investments	870,009	—	870,009

Pledge investment securities that can be repledged:
Securities held for trading, at fair value	272,046	21,722	293,768
Securities available for sale, at fair value	2,205,951	—	2,205,951
Securities held to maturity, at amortized cost	1,452,035	526	1,452,561

Total pledge investment securities that can be repledged	3,930,032	22,248	3,952,280

Other investment securities:
Securities held for trading, at fair value	672,104	(471,155)	200,949
Securities available for sale, at fair value	644,647	—	644,647
Securities held to maturity, at amortized cost	188,874	—	188,874
Federal Home Loan Bank of NY (FHLB) stock, at cost	81,720	—	81,720

Total other investment securities	1,587,345	(471,155)	1,116,190

Total investment securities	5,517,377	(448,907)	5,068,470

Loans:
Mortgage loans held for sale, at lower of cost or market, pledge with creditors’ right to repledge	—	1,707,168	1,707,168
Other mortgage loans held for sale, at lower of cost or market	1,966,608	85,862	2,052,470
Loans receivable, net of allowance for loan and lease losses	1,410,849	1,736	1,412,585

Total loans	3,377,457	1,794,766	5,172,223

Receivables and mortgage-servicing advances	90,835	(5,400)	85,435
Accounts receivable from investment sales	19,520	—	19,520
Accrued interest receivable	63,771	2,468	66,239
Servicing assets, net	167,498	(38,578)	128,920
Premises and equipment, net	136,037	(347)	135,690
Real estate held for sale, net	19,253	—	19,253
Other assets	47,526	57,230	104,756

Total assets	$10,393,996	$1,361,232	$11,755,228

Liabilities
Deposits:
Non-interest-bearing deposits	$364,292	$—	$364,292
Interest-bearing deposits	2,606,980	—	2,606,980
Securities sold under agreements to repurchase	3,602,942	—	3,602,942
Advances from FHLB	1,206,500	—	1,206,500
Loans payable	178,334	1,835,849	2,014,183
Notes payable	602,581	(41,208)	561,373
Accounts payable from investment purchase	2,245	—	2,245
Accrued expenses and other liabilities	237,682	(23,331)	214,351

Total liabilities	8,801,556	1,771,310	10,572,866

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	—	228,250
Perpetual cumulative convertible preferred stock	345,000	—	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,903,912 shares issued and outstanding	107,904	—	107,904
Additional paid-in capital	151,902	—	151,902
Legal surplus	13,806	349	14,155
Retained earnings	804,518	(419,922)	384,596
Accumulated other comprehensive loss, net of income tax benefit	(58,940)	9,495	(49,445)

Total stockholders’ equity	1,592,440	(410,078)	1,182,362

Total liabilities and stockholders’ equity	$10,393,996	$1,361,232	$11,755,228

RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004
	Previously		As
(Dollars in thousands)	Reported	Adjustments	Restated
Net cash (used in) provided by operating activities	$(454,916)	$551,581	$96,665
Net cash used in investing activities	(1,930,498)	(2,106,662)	(4,037,160)
Net cash provided by financing activities	3,966,418	1,555,081	5,521,499

	Year Ended December 31, 2003
	Previously		As
(Dollars in thousands)	Reported	Adjustments	Restated
Net cash provided by operating activities	$340,223	$217,949	$558,172
Net cash used in investing activities	(2,699,305)	(803,923)	(3,503,228)
Net cash provided by financing activities	1,740,513	585,974	2,326,487

	Year Ended December 31, 2002
	Previously		As
(Dollars in thousands)	Reported	Adjustments	Restated
Net cash used in operating activities	$(1,224,196)	$744,093	$(480,103)
Net cash provided by (used in) investing activities	603,710	(889,074)	(285,364)
Net cash provided by financing activities	1,599,392	144,981	1,744,373
2. Reporting Entity
Doral Financial Corporation is a financial holding company (refer to Note 4) engaged in mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities through its wholly owned subsidiaries Doral Mortgage Corporation, SANA Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc., Doral Bank–PR, Doral Bank, FSB (“Doral Bank–NY”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), Doral Securities, Inc. (“Doral Securities”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. and Doral Properties, Inc. (“Doral Properties”). Doral Financial is also engaged in mortgage banking activities through HF Mortgage Bankers, organized as an operating division within the parent company.
The Company is primarily engaged in the origination, purchase, securitization and sale of FHA, VA, conventional conforming and non-conforming first and second mortgage loans, and in providing and/or arranging for interim financing for the construction of residential and other types of real estate development and permanent financing on multifamily and commercial real estate. The Company services FHA-insured, VA-guaranteed and conventional mortgage loans pooled for the issuance of GNMA, FNMA and FHLMC mortgage-backed securities and CMO certificates issued by grantor trusts established by the Company. The Company also services loans for private investors, originates loans for investment and provides banking services through Doral Bank-PR, a Puerto Rico commercial bank, and Doral Bank-NY, a federal savings bank in New York, and insurance and institutional securities services through Doral Insurance Agency and Doral Securities, respectively.
The Company operates primarily in Puerto Rico, but it also has one mortgage banking office and six branches of Doral Bank-NY, a federally chartered savings bank in New York City.
3. Summary of Significant Accounting Policies
The accompanying Consolidated Financial Statements include the accounts of Doral Financial Corporation and its wholly owned subsidiaries. The Company’s accounting and reporting policies conform with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following summarizes the most significant accounting policies followed in the preparation of the accompanying Consolidated Financial Statements:
Use of Estimates in the Preparation of Financial Statements
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount in assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements as well as the reported amounts of revenues and expenses during the reporting periods. Because of uncertainties inherent in the estimation process, it is possible that actual results could differ from those estimates.
A significant estimate that is prevalent in the Company’s financial statements is the estimation of fair value for financial instruments, including derivative instruments, required to be recorded at fair value under GAAP. The measurement of fair value is fundamental to the presentation of Doral Financial’s financial condition and results of operations and, in many instances, requires management to make complex judgments. In general, Doral Financial records financial instruments at an estimate of the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is generally based on quoted prices, including dealer marks or direct market observations. If quoted prices or market parameters are not available, fair value is based on internal and external valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. The use of different models and assumptions could produce materially different estimates of fair value. The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are those relating to the assumptions underlying the valuation of its MSRs, IOs and income taxes.
Money Market Investments
Money market investments consist of fixed-income securities whose original maturity is less than three months. These investments are carried at cost, which approximates fair value due to their short-term nature. In the case of securities purchased under resale agreements, it is the Company’s policy to require and take possession of collateral whose fair value exceeds the balance of the related receivable. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate. The securities underlying the agreements are not recorded in the asset accounts of the Company since the counterparties retain effective control of such securities.
Investment Securities
Investment securities transactions are recorded on the trade date basis, except for securities underlying forward purchases and sales contracts that are not exempt from the requirements of SFAS 133 which are recorded on contractual settlement date. At the end of the period, unsettled purchase transactions exempt from the requirements of SFAS 133 are recorded as part of the Company’s investments portfolio and as a payable, while unsettled sale transactions are deducted from the Company’s investments portfolio and recorded as a receivable. Investment securities are classified as follows:
Securities Held for Trading: Securities that are bought and held principally for the purpose of selling them in the near term are classified as securities held for trading and reported at fair value generally based on quoted market prices. For securities without quoted prices, fair value represents quoted market prices for comparable instruments. In certain other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting appropriate degrees of risk. Realized and unrealized changes in market value are recorded in the securities trading activities as a part of net gain (loss) on securities held for trading in the period in which the changes occur. Interest income and expense arising from trading instruments are included in the Consolidated Statements of Income as part of net interest income.
In connection with securitization transactions and sales of loans, the Company recognizes as IOs the rights to cash flows remaining after the payment of the servicing fees and the contractual payments to the buyers of the loans. These IOs are carried at fair value, which is determined by an internal valuation model that takes into consideration changes in interest rates by incorporating an expected interest rate spread based on implied LIBOR rates derived from the yield curve at the time of the evaluation. Prepayment assumptions and discount rates incorporated into the valuation model are based on publicly available and independently verifiable benchmarks and statistically derived relationships. In substance, Doral Financial sells its legal rights over the mortgage loans to counterparties and Doral Financial is entitled to retained interests on the underlying mortgage loans at a fixed rate and is required to pay to the counterparty a floating rate based on 3-month LIBOR, subject to a call or a cap, and, in certain instances, a floor provision.
Under the internal valuation model, the Company first calculates the Company’s prepayment forecasts based on the median of 12 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. This avoids over-reliance on any one individual dealer model. This median is then adjusted using a regression analysis that correlates the prepayment experiences of the mortgage loans underlying the Company’s IOs with U.S. mainland FNMA mortgages. To establish the adjustment factor between U.S. mainland and the mortgages underlying Doral’s IOs, the Company calculates the quarterly constant prepayment rate (“CPR”) for each mortgage sale contract giving rise to IOs and compares the CPR of each pool to a generic FNMA pool with similar coupon and seasonality. The estimated CPR relationship may not hold true if the prepayment characteristics of the pool of loans underlying the Company’s IOs change over time (e.g., due to changes in the structure of the prepayment penalties, or due to an increase in local competition). Accordingly, to mitigate risks of misestimating, the Company will update its regression analysis on a quarterly basis as new data becomes available. Although Doral believes that it uses a reasonable methodology to determine prepayment assumptions, its assumptions may not ultimately correspond to the actual prepayments experienced by its portfolio of mortgage loans in the future.
The internal valuation model utilizes a zero volatility spread (“Z-spread”) approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result of this model, Doral’s discount rates changes as interest rates and the Z-spread change. The Z-spread approach incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve.
In addition, the internal valuation model values fixed and floating rate IOs on a contract-by-contract basis. For fixed IOs, the internal valuation model projects, on a contract-by-contract basis, a fixed spread cash flow through the life of the underlying mortgages and applies a discount rate to obtain the present value of the projected cash flows. Although the spread retained by the Company on a percent basis is fixed, in absolute dollars the spread decreases over time as the amount of the underlying mortgage loans decreases through normal amortization and prepayments.
For the valuation of variable IOs, each contract is segregated into unprotected cash flows and the contract’s embedded optionality (calls, caps and floors). Each component is valued independently. For the unprotected cash flows from the IO, the new model incorporates the widely used financial techniques, cubic spline and bootstrapping to estimate future LIBOR rates. Cubic spline is an interpolation technique used to complete the yields to maturity of the spot swap curve. Using the completed set of yields to maturity developed using cubic spline, the spot rate curve (or zero-coupon curve) is developed utilizing bootstrapping methodology. Finally, once a complete set of spot rates is obtained, the model generates implied forward rates.
The internal valuation model uses the Black option formula, a standard financial technique, to value interest rate caps and floors. The Black formula uses as inputs the strike price of the floor or cap, forward LIBOR rates, volatilities and discount rates to estimate the value. In relation to the embedded calls, Doral Financial made the determination that because the calls give the Company the right to repurchase variable assets at fair market value, its value is not significant. Consequently, the Company has not developed a valuation model and the value of such calls, if any, is not included in the Company’s financial statements.
Gains and losses on the value of the IOs are recognized as part of the Company’s net gain (loss) on securities held for trading in the Consolidated Financial Statements.

Securities Held to Maturity: Securities that the Company has the ability and intent to hold until their maturities are classified as held to maturity and reported at amortized cost.
Securities Available for Sale: Securities not classified as either securities held to maturity or securities held for trading are classified as available for sale and reported at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income, which is a separate component of stockholders’ equity. Cost of securities sold is determined on the specific identification method.
When securities are transferred from available for sale to held to maturity, any unrealized gain or loss at the time of transfer remains in accumulated other comprehensive income and is amortized over the remaining term of the securities.
For most of the Company’s investment securities (except for CMO certificates), deferred items, including premiums, discounts and other basis adjustments, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.
For IOs, the Company recognizes interest income using the effective yield method in accordance with EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The Company recognizes the excess of the cash collected from the borrowers over the yield promised to investors less a servicing fee (“retained spread”), up to the amount where the cash collections equal the expected yield on the IOs. Doral accounts for the excess of the retained spread over the maximum interest income as an amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis.
For CMO certificates, the Company uses a cash flow model to value the securities. Doral utilizes the collateral’s historical statistics available on Bloomberg such as forecasted prepayment speed, weighted-average remaining maturity, weighted-average coupon and age. Based on the Bloomberg information, the Company forecasts the cash flow and then discounts it at the period’s discount rate. For purposes of discounting, the Company uses the same Z-spread methodology used for the valuations of Doral’s floating rate IOs.
Forward contracts that are not exempt from the requirements of SFAS 133 are accounted for as derivate instruments. Doral recognizes the creation of the derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement as part of its trading activities. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale or held to maturity.
Doral Financial reviews securities for other-than- temporary impairment whenever the security’s fair value is less than its amortized cost. Impairment is evaluated considering a number of indicators which include the severity of the decline in fair value, credit ratings and the length of time the investment has been in an unrealized loss position. In addition, Doral Financial may recognize impairment when qualitative factors indicate that the Company may not recover the unrealized loss. When evaluating the impairment indicators and qualitative factors, Doral Financial considers its intent and ability to hold the investments until a point in time at which recovery can be reasonably expected to occur. When a security is deemed to be impaired, if any, the cost basis of the security is written down to fair value, with the loss recorded in the Consolidated Statements of Income in the period that the other-than-temporary impairment is determined. The security cost basis is not changed to reflect subsequent recoveries in fair value.
Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which the change occurs and reported in net gain on mortgage loan sales and fees in the Consolidated Statements of Income. Loan origination fees and direct loan origination costs related to loans held for sale are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized as interest income during the period that such loans are classified as held-for-sale. See “—Servicing Assets and Servicing Activities,” below for a description of the sales and securitizations process. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.
The Company recognizes interest income on mortgage loans on an accrual basis, except when management believes the collection of principal or interest is doubtful. Conventional mortgage loans held for sale by Doral Financial’s mortgage banking units are placed on a non-accrual basis after they have been delinquent for more than 180 days to the extent concern exists as to ultimate collectibility based on the loan-to-value ratio. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current.
Loans Receivable
Loans receivable are held principally for investment purposes. These consist mainly of construction loans for new housing development, certain residential mortgage loans originated through Doral Bank-PR, commercial real estate, land, and consumer loans.
Loans receivable are stated at their unpaid balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. The deferred items are amortized into interest income over the estimated lives of the loans using the effective interest method.
Recognition of interest on loans receivable is discontinued when loans are more than 90 days in arrears. At that time, any interest accrued is reversed against interest income. Such interest, if ultimately collected, is credited to income in the period of the recovery. Loans for which the recognition of interest has been discontinued are designated as non-accruing. Such loans are not reinstated to accrual status until principal and interest payments are brought up to date or when conditions indicate that the Company will collect the principal and interest.
Allowance for Loan and Lease Losses
An allowance for loan and lease losses is established to provide for probable credit losses inherent in the portfolio of loans receivable as of the balance sheet date. The allowance for loan and lease losses is established based upon management’s assessment of probabilities of default, internal risk ratings (based on the borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risk inherent in the loan portfolio. Loan losses are charged and recoveries are credited to the allowance for loan and lease losses, while increases to the allowance are charged to operations.
The Company measures impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Commercial and construction loans over $2.0 million are evaluated individually for impairment. Loans are considered impaired when, based on management’s evaluation, a borrower will not be able to fulfill its obligation under the original terms of the loan. The Company performs impairment evaluations of small-balance homogeneous loans on a group basis. For such loans, an allowance is determined considering the historical charge-off experience of each loan category (e.g., residential mortgage, auto, personal, credit cards, construction and commercial loans under $2.0 million, etc.) and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest levels, inflation and the strength of the housing market in the areas where the Company operates.
Servicing Assets and Servicing Activities
The Company pools FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage-backed securities. Conventional loans are pooled and issued as FNMA or FHLMC mortgage-backed securities and CMO certificates as well as sold in bulk to investors with servicing retained.

When the Company securitizes or sells mortgage loans, it allocates the cost of the mortgage loans between the mortgage-backed security or mortgage loan pool sold and the retained interests, based on their relative fair values. The reported gain is the difference between the proceeds from the sale of the security or mortgage loan pool, the cost allocated to the security or loans sold (after allocating a portion of the cost to the retained interests) and the fair value of any recourse assumed by the Company.
Servicing rights retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points, less guarantee fees. The servicing fees are credited to income on a monthly basis and recognized as earned over the life of the servicing portfolio. In addition, the Company generally receives other remuneration consisting of mortgagor-contracted fees such as late charges and prepayment penalties, which are credited to income when collected.
Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike market values of government securities and other highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in active securities markets. The initial carrying value of the servicing assets is generally determined based on an allocation of the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination activities) and the retained interests (MSRs and IOs) based on their relative fair value. Doral Financial receives, as of the end of each reporting period, a third party market valuation of its MSRs for its entire servicing portfolio (governmental, conforming and non-conforming portfolios) stratified by predominant risk characteristics – loan type and coupon. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics including loan type (governmental and conventional loans) and coupon. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs, if any, was other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. MSRs cannot be carried above their amortized cost.
The servicing assets are amortized over the estimated life of the underlying loans based on an income forecast method as a reduction of servicing income. The income forecast method of amortization is based on the projected cash flows returned by the third party market valuation. A particular periodic amortization is calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining net MSR forecasted cash flow.
Real Estate Held for Sale
The Company acquires real estate through foreclosure proceedings. Legal fees and other direct costs incurred in a foreclosure are expensed as incurred. These properties are held for sale and are stated at the lower of cost or fair value (after deduction of estimated disposition costs). A loss is recognized for any initial write down to fair value less costs to sell. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expenses within the other expenses caption in the accompanying Consolidated Statements of Income.
Premises and Equipment
Premises, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the leases. The lease term is defined as the contractual term plus lease renewals that are considered to be “reasonably assured.” Useful lives range from three to ten years for leasehold improvements and equipment, and thirty to forty years for retail branches and office facilities.
The Company measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.
Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into consideration contractual rent increases. The difference between rent expense and the amount actually paid during a period is charged to a “Deferred rent obligation” account, included as part of accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
The Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
From time to time, the Company sells mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and allocates such obligation to the cost of the loans. Doral recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay a third party in order to be relieved of its obligation under the contracts.
According to SFAS 140, a transfer of financial assets (or all or a portion of the financial asset) in which Doral surrenders control over these financial assets shall be accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. Doral has surrendered control over transferred assets if and only if all of the following conditions are met:
     a. The transferred assets have been isolated from Doral – put presumptively beyond the reach of Doral and its creditors, even in bankruptcy or other receivership.
     b. Each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange and provided more than a trivial benefit to Doral.
     c. Doral does not maintain effective control over the transferred assets through either (1) an agreement that both entitled and obligates Doral to repurchase or redeem them before their maturity, or (2) the ability to unilaterally cause the holder to return specific assets other than through a cleanup call.
If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, Doral accounts for the transfer as a secured borrowing with pledge of collateral.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral may repurchase such delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans and the loans are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral is deemed to have regained effective control over these loans and must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded as part of “Accrued Expenses and Other Liabilities.”
Securities Sold under Agreements to Repurchase
As part of its financing activities the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities according to the provisions of SFAS 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities.
Insurance Agency Commissions
Commissions generated by the Company’s insurance agency operation are recorded when earned. The Company’s insurance agency earns commissions when the insurance policies are issued by unaffiliated insurance companies.
Interest Rate Risk Management
The Company has various mechanisms to reduce its exposure to interest rate fluctuations including, among others, entering into transactions dealing with financial derivatives such as futures contracts, options, interest rate swaps and interest rate caps and collars. Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based upon an underlying asset, index, reference rate or other variable. Derivatives may be standardized contracts executed through organized exchanges or privately negotiated contractual agreements that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans and mortgage related securities. All derivatives are reported at their fair value on the Consolidated Statements of Financial Condition, netted by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are reported as part of securities held for trading, at fair value. Similarly, derivatives in a net liability position are reported as part of accrued expenses and other liabilities, at fair value.
Currently, none of the Company’s derivatives are designated in hedge accounting relationships. Fair value gains and losses are reported as part of net gain (loss) on securities held for trading in the Consolidated Statements of Income.
From time to time, the Company has designated derivatives as hedges of the fair value of recognized fixed rate assets (“fair value” hedges). During 2004, certain hedging activities related to certain available-for-sale securities were accounted for as fair value hedges. In qualifying fair value hedges, both the changes in fair value of the hedged item (in this case, available-for-sale securities) that are attributable to the hedged risk and changes in fair value of the derivatives, are included in net gains (losses) on securities held for trading in the Consolidated Statements of Income. As a result, any hedge ineffectiveness is reflected immediately in earnings. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring effectiveness. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, then hedge accounting is discontinued.

The Company discontinues a fair value hedge designation when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk; or (2) a derivative instrument expires or is sold, terminated, or exercised. When a fair value hedge is discontinued, the derivative instrument continues to be carried on the Consolidated Statement of Financial Condition at its fair value, with changes in its fair value recognized in current period earnings. However, changes in fair value of the previously hedged asset or liability attributable to the hedged risk will no longer be reflected in earnings. In the case of available-for-sale securities, such changes will again be reported in other comprehensive income. Changes to the carrying value of the available-for-sale securities attributable to the hedged risk during the period the hedging relationship qualified for hedge accounting and the effective portion only are amortized over the remaining term of the securities as an adjustment to interest yield using the effective interest method.
The periodic interest rate cash flows related to derivative contracts currently accrued, which are derived primarily from interest rate swap contracts, are also classified as part of net gains (losses) on securities held for trading.
Income Taxes
Doral Financial recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the carrying amounts and the tax bases of assets and liabilities based on applicable tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted and recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized.
Income tax expense includes: (a) deferred tax expense or benefit, which represents the net change in the deferred tax liability or asset during the year plus any change in the valuation allowance, if any, and (b) current tax expense. Income tax expense excludes the tax effects related to adjustments recorded to accumulated other comprehensive income.
Legal Surplus
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of Doral Bank–PR’s net income for the year be transferred to a legal surplus account until such surplus equals its paid-in capital. The surplus account is not available for payment of dividends.
Statements of Cash Flows
Cash and cash equivalents include cash and due from banks and money market instruments, which include securities purchased under agreements to resell, time deposits and other short-term investments with maturities of three months or less when purchased.
Earnings per Share
Basic net income per share is determined by dividing net income, after deducting any dividends on preferred stock, by the weighted-average number of common shares outstanding during the period.
Diluted net income per share has been computed based on the assumption that all of the shares of convertible instruments will be converted into common stock, if dilutive, and considers the dilutive effect of stock options using the Treasury stock method.
In the fourth quarter of 2004, the Company adopted a new accounting pronouncement that addresses the matter of when the dilutive effect of contingently convertible preferred stock with a market price trigger should be included in diluted earnings per share (“EPS”). These securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met.

As of December 31, 2004, and December 31, 2003, the Company has outstanding 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. Such shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Refer to Note 31 to Doral Financial’s Consolidated Financial Statements for additional information regarding specific conditions for the convertible preferred stock.
On October 15, 2003, the Company’s Board of Directors declared a three-for-two stock split on the Company’s common stock. The stock split was effected in the form of a stock dividend of one additional share of common stock issued on December 11, 2003, for every two shares of common stock held of record on November 21, 2003. The per share data contained in the Consolidated Financial Statements prior to the year ended December 31, 2003, has been adjusted to reflect the three-for-two stock split.
Stock Option Plan
Effective January 1, 2003, Doral Financial expenses the fair value of stock options granted to employees using the “modified prospective” method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”). Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The compensation expense associated with expensing stock options for 2004 and 2003 was approximately $9.7 million and $4.5 million, respectively. During 2002, the Company used the intrinsic value method to account for its stock option plan. Under the intrinsic value-based method, compensation expense is recognized for the excess, if any, of the quoted market price of the stock on the grant date over the amount an employee must pay to acquire the stock. The Company did not recognize any compensation cost in 2002 because the exercise price of the options equaled the quoted market price of the stock on the date of grant.
The following table illustrates the effect on net income and earnings per common share if compensation had been recognized using the fair value method in 2002.

2002
(In thousands, except for per share information)	(As Restated)
Compensation and Benefits:
Reported	$59,425
Pro forma	$63,916

Net Income:
Reported	$166,882
Pro forma	$164,143

Basic Earnings Per Share:
Reported	$1.42
Pro forma	$1.40

Diluted Earnings Per Share:
Reported	$1.40
Pro forma	$1.37
Refer to Note 29 for assumptions used to determine the fair value of the options granted.
Comprehensive Income
Comprehensive income includes net income and other transactions, except those with stockholders, which are recorded directly in equity. In the Company’s case, in addition to net income, other comprehensive income results from the changes in the unrealized gains and losses on securities that are classified as available for sale.

Segment Information
The Company reports financial and descriptive information about its reportable segments (see Note 34). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Doral’s management determined that the segregation that best fulfills the segment definition described above is by line of business.
Reclassifications
Certain amounts reflected in the 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the presentation for 2004.
Recent Accounting Pronouncements
Loan Commitments Accounted for as Derivative Instruments. In March 2004, the Securities and Exchange Commission (“SEC”) released the Staff Accounting Bulleting (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments,” (“SAB 105”). This bulletin informs registrants of the staff’s view that the fair value of recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. Doral Financial does not currently, and prior to SAB 105 did not include, the value of mortgage servicing or any other internally developed intangible assets in the valuation of its mortgage loan commitments. Generally, the Company does not enter into interest rate-lock commitments with borrowers. Therefore, the adoption of SAB 105 did not have an impact on Doral Financial’s financial condition or results of operations.
Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. In September 2004, the EITF reached a final consensus on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The issue addresses the matter when the dilutive effect of contingently convertible debt (“Co-Cos”) with a market price trigger should be included in diluted EPS. Co-Cos are generally convertible into common shares of the issuer after the common stock has exceeded a predetermined threshold for a specific time period and is greater than the conversion price of the debt. The EITF reached a consensus that these securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price trigger has been met.
The EITF agreed to broaden the scope of the Issue to include all issued securities that have embedded market price contingent conversion features. Therefore, this issue also applies to contingently convertible preferred stock. The EITF agreed that the final consensus would be effective for all periods ending after December 15, 2004, and would be applied by retroactively restating previously reported EPS. As of December 31, 2004 and 2003, the Company has outstanding 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. Such shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, except for the computation of diluted earnings per share for the fourth quarter of 2004, in which it would have had a dilutive effect. Refer to Note 31 for additional information regarding specific conditions for the convertible preferred stock.
The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. In March 2004, the EITF reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were implemented by the Company during the year ended December 31, 2003. In September 2004, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue 03-1-a, to address the application of Issue 03-1 to debt securities that are impaired solely because of interest rates and/or sector spread increases and that are analyzed for impairment under paragraph 16 of Issue 03-1. EITF

Issue 03-1-1 expanded the scope of the deferral to include all securities covered by Issue 03-1. Both delayed the recognition and measurement provisions of Issue 03-1 pending the issuance of further implementation guidance.
In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 031-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS 115, SEC Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The Company believes that the adoption of this statement will not have a material effect on Doral Financial’s Consolidated Financial Statements.
Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In November 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that the adoption of this statement will not have a material effect on Doral Financial’s Consolidated Financial Statements.
Share-Based Payments. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123, as originally issued. This statement is effective for fiscal years that begin after June 15, 2005. Management does not expect that the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options.
Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) The configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; b) The entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes that the adoption of this statement will not have a material effect on Doral Financial’s Consolidated Financial Statements.
Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Opinion 20 previously required that such changes in accounting principle be reported as a change in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.
SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.
4. Regulatory Requirements
Holding Company Requirements
The Company is a financial holding company subject to the provisions of the Gramm-Leach-Bliley Act (the “Act”). Under the Act, bank holding companies, such as Doral, all of whose subsidiary depository institutions are “well capitalized” and “well managed,” as defined in the Bank Holding Company Act of 1956 (the “BHCA”), and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those currently permitted for bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or a limit on underwriting and dealing in equity securities applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes). Subject to certain limitations, under merchant banking rules, FHCs are allowed to make investments in companies that engage in activities that are not financial in nature without regard to the existing 5% limit for domestic investments and 20% limit for overseas investments (including Puerto Rico).
Under the Act, if the Company later fails to meet the requirements for being an FHC and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require the Company to divest control of its depository institution subsidiaries or, alternatively, to cease conducting activities that are not permissible to bank holding companies that are not FHCs.
Banking Charters
Doral Bank–PR is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico regulated by the Office of the Commissioner of Financial Institutions (the “CFI”), pursuant to the Puerto Rico Banking Act of 1933, as amended, and subject to supervision and examination by the FDIC. Its deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).
Doral Bank–NY is a federally chartered savings bank regulated by the Office of Thrift Supervision. Its deposit accounts are also insured by the FDIC.
Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory actions, as well as additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory guidelines. The Company’s and its banking subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures, established by regulation to ensure capital adequacy, require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, the Company and all of its banking subsidiaries met all capital adequacy requirements to which they are subject.
As of December 31, 2004, the most recent notification from the FDIC dated October 20, 2003, categorized Doral Bank–PR as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, Doral Bank–PR must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed Doral Bank–PR’s category.
Doral Bank-NY is subject to substantially the same regulatory capital requirements of Doral Bank–PR as set forth above. As of December 31, 2004, Doral Bank-NY was in compliance with the capital requirements for a “well-capitalized” institution.
Doral’s, Doral Bank-PR’s and Doral Bank-NY’s actual capital amounts and ratios are presented in the following table. Totals of approximately $244.3 million (2003 — $117.7 million), $46,000 (2003 - $87,000), and $788,000 (2003 — $328,000) representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral, Doral Bank–PR and Doral Bank–NY, respectively.
The federal banking and thrift regulatory agencies have adopted a rule that changes the regulatory capital treatment of recourse obligations, residual interests and direct credit substitutes. The rule imposed a dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests.
Currently, IOs retained in connection with the sale by Doral Financial of its non-conforming loans are treated as credit-enhancing interest-only strips under the rule and thus are subject to a dollar-for-dollar capital requirement for risk-based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth below incorporate the impact of the capital rule for IOs.

					To be well capitalized
					under prompt corrective
	Actual		For capital adequacy purposes		action provisions
	(As Restated)		(As Restated)		(As Restated)
(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
As of December 31, 2004:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$1,142,101	14.8	$618,709	≥8.0	N/A	N/A
Doral Bank–PR	$622,924	20.6	$242,321	≥8.0	$303,902	≥10.0
Doral Bank–NY	$48,270	21.5	$17,937	≥8.0	$22,421	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$1,113,987	14.4	$309,354	≥4.0	N/A	N/A
Doral Bank–PR	$602,824	19.9	$121,161	≥4.0	$181,741	≥6.0
Doral Bank–NY	$47,528	21.2	$8,969	≥4.0	$13,453	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$1,113,987	6.8	$657,363	≥4.0	N/A	N/A
Doral Bank–PR	$602,824	5.5	$437,326	≥4.0	$549,658	≥5.0
Doral Bank–NY	$47,528	8.5	$22,501	≥4.0	$28,126	≥5.0

					To be well capitalized
					under prompt corrective
	Actual		For capital adequacy purposes		action provisions
	(As Restated)		(As Restated)		(As Restated)
(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
As of December 31, 2003:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$1,178,460	19.8	$476,310	≥8.0	N/A	N/A
Doral Bank–PR	$462,628	18.6	$198,661	≥8.0	$248,326	≥10.0
Doral Bank–NY	$46,835	23.7	$15,815	≥8.0	$19,768	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$1,114,143	18.7	$238,155	≥4.0	N/A	N/A
Doral Bank–PR	$444,054	17.9	$99,330	≥4.0	$148,995	≥6.0
Doral Bank–NY	$46,508	23.5	$7,907	≥4.0	$11,861	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$1,114,143	9.7	$458,958	≥4.0	N/A	N/A
Doral Bank–PR	$444,054	6.5	$273,360	≥4.0	$341,700	≥5.0
Doral Bank–NY	$46,508	9.2	$20,302	≥4.0	$25,377	≥5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank–PR, and Tier 1 capital to adjusted total assets in the case of Doral Bank–NY.
Housing and Urban Development Requirements
The Company’s mortgage operation is a U.S. Department of Housing and Urban Development approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. The Company is in compliance with these regulatory requirements.
Registered Broker-Dealer Requirements
Doral Securities is registered as a broker-dealer with the SEC and the CFI Doral Securities is also a member of the National Association of Securities Dealers (the “NASD”). As a registered broker-dealer, Doral Securities is subject to regulation by the SEC, the NASD and the CFI in matters relating to the conduct of its securities business, including record-keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to net capital rules, which specify minimum net capital requirements for registered broker-dealers. These are designed to ensure that such institutions maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. As of December 31, 2004, the Company was in compliance with these regulatory capital requirements.
5. Money Market Investments
At December 31, 2004, the Company had $806.8 million in time deposits and other short-term money market investments pledged as collateral for securities sold under agreement to repurchase, which the counterparty can repledge.
The carrying value of securities purchased under agreements to resell included in money market investments and the estimated collateral market value of the underlying securities, at December 31, 2004, are summarized as follows:

		Collateral
(In thousands)	Carrying	Estimated
Type of Collateral Pledged	Value	Market Value
U.S. Government and Agencies	$49,245	$50,250

The dealers who arranged the transactions held these securities on behalf of the Company. At December 31, 2004, the Company has not sold or repledged any of its securities purchased under agreements to resell.

6. Securities Held for Trading
Securities held for trading consisted of:

	December 31,
	2004	2003
(In thousands)	(As Restated)	(As Restated)
Mortgage-backed securities:
GNMA exempt	$266,380	$292,194
GNMA taxable	50,974	23,641
CMO certificates	2,513	5,033
FHLMC and FNMA	17,720	25,496
Variable Interest-only strips	125,216	124,706
Fixed interest-only strips	2,145	3,860
Puerto Rico Government and Agencies	5,444	5,646
Other	18,678	14,141

	$489,070	$494,717

Net unrealized loss on trading securities, as of December 31, 2004, amounted to approximately $14.6 million (including gains on the value of the IOs of $3.5 million). At December 31, 2003, net unrealized loss on trading securities amounted to $18.7 million (including gains on the value of the IOs of $2.5 million). The weighted-average yield on securities held for trading, including IOs, as of December 31, 2004 was 7.21% (2003 – 7.27%).
Set forth below is a summary of the components of net gain (loss) from securities held for trading:

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Net realized gains on sales of securities held for trading	$18,665	$106,813	$92,887
Gains on the IO valuation	3,511	2,458	46,341
Net unrealized gains and (losses) on trading securities, excluding IOs	3,259	(6,823)	15,694
Net realized and unrealized losses on derivative instruments	(130,465)	(124,805)	(92,821)

Total	$(105,030)	$(22,357)	$62,101

7. Securities Available for Sale
     The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2004 and 2003 (2002 — only market value and weighted-average yield are presented), were as follows:

	2004
	(As Restated)
					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities GNMA
Due over ten years	$2,946,222	$985	$11,297	$2,935,910	5.62%

FHLMC and FNMA
Due over ten years	398,662	98	9,403	389,357	5.18%

Debt Securities FHLB Notes
Due over ten years	111,951	2,255	—	114,206	5.51%

U.S. Treasury
Due from one to five years	500,147	—	8,561	491,586	1.66%
Due from five to ten years	863,239	—	27,946	835,293	3.71%
Due over ten years	219,863	—	3,707	216,156	4.71%

	$5,040,084	$3,338	$60,914	$4,982,508	4.83%

	2003					2002
	(As Restated)					(As Restated)
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Value	Yield
Mortgage-Backed Securities GNMA
Due over ten years	$467,451	$553	$5,096	$462,908	5.70%	$12,780	6.55%

FHLMC and FNMA
Due over ten years	539,034	196	13,360	525,870	5.17%	174,586	5.87%

Debt Securities FHLB Zero Coupon
Due over ten years	—	—	—	—	—	105,000	6.87%

FHLB Notes
Due over ten years	111,940	—	1,847	110,093	5.25%	—	—

FHLMC Notes
Due over ten years	—	—	—	—	—	25,315	6.00%

U.S. Treasury
Due from one to five years	149,897	291	—	150,188	1.84%	—	—
Due from five to ten years	1,375,668	—	35,106	1,340,562	3.87%	238,309	4.25%
Due over ten years	266,962	—	5,985	260,977	4.92%	306,100	5.37%

	$2,910,952	$1,040	$61,394	$2,850,598	4.45%	$862,090	5.38%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.

Proceeds from sales of securities available for sale during 2004 were approximately $10.0 billion (2003 — $7.0 billion and 2002 — $5.4 billion). For 2004, gross gains of $61.8 million (2003 - $34.1 million and 2002 — $53.8 million) were realized on those sales. For 2004, gross losses of $49.8 million (2003 — $28.6 million and 2002 — $25.7 million) were realized on those sales.
Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Under SFAS No. 133, as amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability. From time to time certain hedging activities related to certain available-for-sale securities are accounted for as a fair value hedge. In a qualifying fair value hedge, both the changes in fair value of the hedged item attributable to the hedged risk (in this case available-for-sale securities) and changes in fair value of the derivative are included in net gain (loss) on securities held for trading in the Consolidated Statements of Income. As a result, any hedge ineffectiveness is reflected immediately in earnings. During 2004, the Company recognized losses of $7.0 million that represents the ineffective portion of the fair value hedges of its available-for-sale securities. Derivatives hedging the fair value of certain available-for-sale securities expired during the third quarter of 2004 and the Company decided to discontinue the fair value hedge for such securities. As a result of the fair value hedge discontinuance, the favorable cumulative mark-to-market valuation from the inception date of the fair value hedge to its discontinuance date of approximately $27.2 million is being amortized as a yield adjustment over the remaining term of the securities.

8. Securities Held to Maturity
The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of December 31, 2004 and 2003 (2002 — only amortized cost and weighted-average yield) were as follows:

			2004
	(As Restated)
					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield

Mortgage-Backed Securities
GNMA
Due from one to five years	$493	$25	$—	$518	6.50%
Due from five to ten years	618	33	—	651	7.00%
Due over ten years	5,754	336	—	6,090	7.00%

FHLMC and FNMA
Due over ten years	420,670	14,339	—	435,009	5.22%

CMO Certificates
Due from one to five years	614	—	3	611	6.10%
Due over ten years	25,264	11	440	24,835	6.58%

Debt Securities
FHLB Notes
Due from one to five years	100,000	—	941	99,059	2.89%
Due from five to ten years	50,000	250	—	50,250	4.13%
Due over ten years	398,587	1,102	5,040	394,649	5.38%

FHLB Zero Coupon
Due over ten years	167,361	—	5,942	161,419	6.51%

FHLMC Zero Coupon
Due over ten years	282,947	—	7,971	274,976	5.90%

FHLMC and FNMA Notes
Due over ten years	149,988	46	1,285	148,749	5.63%

P.R. Housing Bank
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	28	—	2,263	6.20%

U.S. Treasury
Due from five to ten years	201,521	—	7,802	193,719	3.52%
Due over ten years	475,323	1,008	35,871	440,460	4.33%

Other
Due from one to five years	7,950	17	—	7,967	4.32%
Due from five to ten years	370	8	—	378	6.75%
Due over ten years	7,000	40	—	7,040	5.93%

	$2,301,695	$17,293	$65,295	$2,253,693	5.02%

			2003			2002
	(As Restated)					(As Restated)
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Amortized	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Cost	Yield
Mortgage-Backed Securities
GNMA
Due from five to ten years	$1,682	$89	$—	$1,771	6.75%	$2,227	6.74%
Due over ten years	7,908	482	—	8,390	6.97%	11,253	6.99%

CMO Certificates
Due within a year	40	—	—	40	8.25%	—	—
Due from one to five years	677	—	2	675	6.78%	274	7.62%
Due from five to ten years	462	—	3	459	5.80%	1,257	6.28%
Due over ten years	43,182	2	781	42,403	6.23%	67,140	5.99%

Debt Securities
FHLB Notes
Due from one to five years	50,000	—	—	50,000	3.05%	—	—
Due over ten years	517,960	2,051	—	520,011	5.58%	394,365	5.59%

FHLB Zero Coupon
Due over ten years	288,253	—	1,099	287,154	6.63%	314,202	6.82%

FHLMC Zero Coupon
Due over ten years	34,287	—	5,500	28,787	6.01%	37,116	7.87%

FHLMC Notes
Due over ten years	—	—	—	—	—	50,000	6.00%

P.R. Housing Bank
Due from one to five years	5,000	50	—	5,050	6.00%	5,000	6.00%
Due over ten years	2,235	—	—	2,235	6.20%	3,305	6.20%

U.S. Treasury
Due from five to ten years	201,676	—	9,176	192,500	3.51%	—	—
Due over ten years	476,678	3,624	47,130	433,172	4.38%	61,232	5.36%

P.R. Economic Development Bank Notes
Due within a year	—	—	—	—	—	2,000	6.60%

Other
Due within a year	—	—	—	—	—	5,000	3.51%
Due from one to five years	3,680	11	4	3,687	5.33%	355	6.48%
Due from five to ten years	715	13	—	728	6.73%	4,040	5.48%
Due over ten years	7,000	40	—	7,040	5.93%	2,000	7.00%

	$1,641,435	$6,362	$63,695	$1,584,102	5.13%	$960,766	6.13%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
9. Investments in an Unrealized Loss Position
The following tables show the Company’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and December 31, 2003.

SECURITIES AVAILABLE FOR SALE
(As Restated)			As of December 31, 2004
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
GNMA	$2,262,950	$8,869	$158,223	$2,428	$2,421,173	$11,297
FHLMC and FNMA	35,340	201	345,679	9,202	381,019	9,403

Debt Securities
U.S. Treasury	1,300,887	24,419	242,148	15,795	1,543,035	40,214

	$3,599,177	$33,489	$746,050	$27,425	$4,345,227	$60,914

SECURITIES AVAILABLE FOR SALE
(As Restated)			As of December 31, 2003
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
GNMA	$402,744	$5,096	$—	$—	$402,744	$5,096
FHLMC and FNMA	509,438	13,360	—	—	509,438	13,360

Debt Securities
FHLB Notes	110,093	1,847	—	—	110,093	1,847
U.S. Treasury	1,601,539	41,091	—	—	1,601,539	41,091

	$2,623,814	$61,394	$—	$—	$2,623,814	$61,394

SECURITIES HELD TO MATURITY
(As Restated)			As of December 31, 2004
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
CMO Certificates	$7,069	$167	$9,161	$276	$16,230	$443

Debt Securities
FHLB Notes	367,606	5,981	—	—	367,606	5,981
FHLB Zero Coupon	53,725	658	107,694	5,284	161,419	5,942
FHLMC Zero Coupon	242,758	3,779	32,218	4,192	274,976	7,971
FHLMC and FNMA Notes	98,715	1,285	—	—	98,715	1,285
U.S. Treasury	—	—	571,992	43,673	571,992	43,673

	$769,873	$11,870	$721,065	$53,425	$1,490,938	$65,295

SECURITIES HELD TO MATURITY
(As Restated)			As of December 31, 2003
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
CMO Certificates	$26,412	$665	$14,321	$121	$40,733	$786

Debt Securities
FHLB Zero Coupon	287,154	1,099	—	—	287,154	1,099
FHLMC Zero Coupon	28,787	5,500	—	—	28,787	5,500
U.S. Treasury	581,264	56,306	—	—	581,264	56,306
Other	2,996	4	—	—	2,996	4

	$926,613	$63,574	$14,321	$121	$940,934	$63,695

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. The Company has the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than- temporary impairment loss has been recognized.
10.	Mortgage Loans Held for Sale
At December 31, mortgage loans held for sale consisted of the following:

	2004	2003
(In thousands)	(As Restated)	(As Restated)

Conventional single family residential loans	$4,226,712	$3,080,110
FHA/VA loans	171,882	166,422
Mortgage loans on residential multifamily	42,824	79,762
Construction and commercial real estate loans	481,089	433,318
Consumer loans secured by mortgages	—	26

	$4,922,507	$3,759,638

At December 31, 2004 and 2003, loans held for sale for which the creditor has the right to repledge the collateral amounted to $3.3 billion and $1.7 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.
At December 31, the aggregate amortized cost and approximate market value of these loans, were as follows:

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost(1)	Gains	Losses	Value(1)
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

2004	$4,922,507	$254,721	$5,600	$5,171,628

2003	$3,759,638	$253,671	$4,694	$4,008,615

(1) Includes $71.2 million and $73.3 million for 2004 and 2003, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option (See Note 3).
11. Loans Receivable
Loans receivable are related to the Company’s banking and construction loan operations and consisted of:

	December 31,
	2004	2003
(In thousands)	(As Restated)	(As Restated)

Construction loans(1)	$629,913	$603,909
Residential mortgage loans	409,005	529,147
Commercial-secured by real estate	568,842	152,016
Consumer-secured by real estate	320	375
Consumer-other:
Personal loans	28,865	31,083
Auto loans	1,175	1,291
Credit cards	13,401	8,367
Overdrawn checking account	524	357
Revolving lines of credit	26,614	25,418
Lease financing receivables	7,488	—
Commercial non-real estate	36,848	22,006
Loans on savings deposits	9,354	8,769
Land secured	51,853	65,818

Loans receivable, gross	1,784,202	1,448,556

Less:
Unearned interest and deferred loan fees, net	(15,622)	(21,052)
Allowance for loan and lease losses	(20,881)	(14,919)

	(36,503)	(35,971)

Loans receivable, net	$1,747,699	$1,412,585

(1) Includes $556.0 million and $402.2 million of construction loans for residential housing projects as of December 31, 2004 and 2003, respectively. Also includes $73.9 million and $201.7 million of construction loans for commercial, condominiums and multifamily projects as of December 31, 2004 and 2003, respectively.
Fixed-rate loans and adjustable-rate loans were approximately $849.8 million and $934.4 million, at December 31, 2004, respectively, and $874.8 million and $583.6 million, respectively, at December 31, 2003.
The adjustable rate loans, mostly composed of construction loans for residential projects, land loans, and certain residential mortgage loans, have interest rate adjustment limitations and are generally tied to interest rate market indices (primarily Prime rate). Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the short-term deposits that have primarily funded these loans.
Impaired loans as of December 31, 2004 and 2003 amounted to approximately $31.5 million and $23.7 million, respectively. At December 31, 2004, an impairment allowance of approximately $7.1 million (2003 — $2.4 million) was allocated to certain impaired loans with an aggregate principal outstanding balance of $20.7 million (2003 — $23.7 million). Average impaired loans for the years ended December 31, 2004 and 2003, were $28.9 million and $28.2 million, respectively.
As of December 31, 2004, the Company had loans receivable and mortgage loans held for sale, including impaired loans, over 90 days delinquent, amounting to approximately $45.3 million (2003 — $44.7 million) on which the accrual of interest income had been discontinued. If these loans had been accruing interest, the additional interest income realized would have been approximately $4.8 million (2003 — $7.6 million).
12. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)

Balance at beginning of year	$14,919	$7,364	$4,459
Provision for loan and lease losses	10,384	11,579	4,488
Recoveries	347	244	196
Losses charged to the allowance	(4,095)	(4,085)	(1,719)
Other	(674)	(183)	(60)

Balance at the end of year	$20,881	$14,919	$7,364

13. Servicing Activities
The components of net servicing (loss) income are shown below:

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)

Servicing fees	$22,750	$22,392	$22,130
Late charges	7,393	6,958	6,522
Prepayment penalties	6,201	5,334	4,115
Interest loss	(2,620)	(2,974)	(2,331)
Other servicing fees	923	216	161

Servicing income, gross	34,647	31,926	30,597
Amortization and impairment of servicing assets	(37,359)	(10,747)	(43,136)

Servicing (loss) income, net	$(2,712)	$21,179	$(12,539)

     The changes in servicing assets are shown below:

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Balance at beginning of year	$133,237	$125,243	$120,550
Capitalization of MSRs	27,520	31,690	28,290
Rights purchased	4,505	11,047	6,088
Amortization	(29,213)	(34,743)	(29,457)
Application of valuation allowance to write-down permanently impaired servicing assets	(25)	—	(228)

Balance before valuation allowance at end of year	136,024	133,237	125,243
Valuation allowance for temporary impairment	(12,438)	(4,317)	(28,313)

Balance at end of year	$123,586	$128,920	$96,930

Impairment charges are recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized. Other-than-temporary impairment, if any, is recognized as a direct write-down of the servicing assets, and the valuation allowance is applied to reduce the cost basis of the servicing asset.
Changes in the impairment allowance were as follows:

	Year Ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Balance at beginning of year	$4,317	$28,313	$14,862
Temporary impairment charges	30,119	15,382	22,455
Write-down for permanent impaired servicing assets	(25)	—	(228)
Recoveries	(21,973)	(39,378)	(8,776)

Balance at end of year	$12,438	$4,317	$28,313

The Company’s servicing portfolio amounted to approximately $14.3 billion, $12.7 billion and $11.2 billion at December 31, 2004, 2003 and 2002, respectively, including $5.2 billion, $4.3 billion and $3.1 billion, respectively, of loans owned by the Company for which no servicing asset has been recognized.
During the years ended December 31, 2004, 2003 and 2002, the Company purchased servicing rights to approximately $266.6 million, $616.0 million and $381.2 million, respectively, in principal amount of mortgage loans.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2004, receivables and mortgage-servicing advances included advances to investors of approximately $32.5 million (2003 — $24.7 million).
14. Sales and Securitizations of Mortgage Loans
As disclosed in Note 3, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks.

     Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Servicing Assets		Interest-Only Strips
	(As Restated)		(As Restated)
	Minimum	Maximum	Minimum	Maximum
2004:
Constant prepayment rate:
Government —guaranteed mortgage loans	8.88%	17.26%	N/A	N/A
Conventional conforming mortgage loans	4.91%	19.03%	N/A	N/A
Conventional non-conforming mortgage loans	14.38%	29.54%	10.86%	20.28%

Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	9.50%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	9.50%	10.50%

2003:
Constant prepayment rate:
Government —guaranteed mortgage loans	8.90%	37.54%	N/A	N/A
Conventional conforming mortgage loans	4.96%	29.09%	N/A	N/A
Conventional non-conforming mortgage loans	14.74%	32.84%	18.00%	24.96%

Residual cash flow discount rate:
Government —guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	9.50%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	9.30%	9.90%

2002:
Constant prepayment rate:
Government —guaranteed mortgage loans	14.24%	18.58%	N/A	N/A
Conventional conforming mortgage loans	12.62%	22.79%	N/A	N/A
Conventional non-conforming mortgage loans	17.06%	31.07%	13.98%	21.84%

Residual cash flow discount rate:
Government —guaranteed mortgage loans	9.50%	9.50%	N/A	N/A
Conventional conforming mortgage loans	8.00%	9.00%	N/A	N/A
Conventional non-conforming mortgage loans	11.00%	11.50%	9.60%	12.90%
At December 31, 2004, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates. The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2004, were as follows:

	Servicing Assets	Interest-Only Strips
(Dollars in thousands)	(As Restated)	(As Restated)
Carrying amount of retained interest	$123,586	$127,361
Weighted-average expected life (in years)	5.1	4.7

Constant prepayment rate (weighted-average annual rate)	14.12%	17.04%
Decrease in fair value due to 10% adverse change	$(4,902)	$(4,964)
Decrease in fair value due to 20% adverse change	$(9,355)	$(9,597)

Residual cash flow discount rate (weighted-average annual rate)	9.60%	10.50%
Decrease in fair value due to 10% adverse change	$(4,054)	$(2,582)
Decrease in fair value due to 20% adverse change	$(7,857)	$(5,057)
These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.
The activity in interest-only strips is shown below:

	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Balance at beginning of year	$128,566	$142,835	$105,780
Capitalization of IOs from loan sales	53,624	30,258	33,864
Amortization	(58,340)	(46,985)	(43,150)
Gains on the IO value	3,511	2,458	46,341

Balance at end of year	$127,361	$128,566	$142,835

The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for 2004, 2003 and 2002:

	Year ended December 31,
(In thousands)	2004	2003	2002
Total cash flows received on IO portfolio	$71,794	$60,394	$55,995
Amortization of IOs, as offset to cash flows	(58,340)	(46,985)	(43,150)

Net cash flows recognized as interest income	$13,454	$13,409	$12,845

In 2004, 2003, and 2002, the Company recognized gains of $83.6 million, $94.7 million, and $70.2 million, respectively, on the sales and securitization of residential mortgage loans. Total loan sales and securitizations amounted to $2.5 billion, $2.3 billion and $2.0 billion for 2004, 2003 and 2002, respectively.

The following table presents quantitative information about delinquencies, net credit losses, and components of loans sold with recourse:

Principal Amount of
		Maximum	Loans 60 days or
	Principal Amount	Contractual	More Past	Net Credit
	of Loans	Exposure	Due(1)	Losses(2)
(In thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Type of Loan
Residential mortgage and commercial loans sold with recourse agreements	$1,778,978	$884,841	$78,935	$6

(1)	Loans 60 days or more past due are based on end of period total loans.

(2)	Net credit losses are charge-offs and are based on total loans outstanding.
Recourse sales generally involve the sale of non-conforming loans to local financial institutions and to FNMA and FHLMC. During 2004, 2003 and 2002, the Company sold approximately $469.9 million, $464.2 million and $397.8 million, respectively, in principal amount of loans subject to recourse provisions. The maximum contractual exposure provided for sales effected during 2004, 2003 and 2002 was $275.1 million, $125.3 million and $73.2 million, respectively. As of December 31, 2004, the Company had an estimated recourse obligation of $11.4 million (2003 — $5.9 million) recognized as part of accrued expenses and other liabilities.
Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of December 31, 2004:

		Weighted-average
(In thousands)	Outstanding Balance	Loan to Value
Loan Type:
FHA/VA loan	$1,648	79.3%
Conventional loans	1,714,446	75.2%
Commercial	62,884	76.4%

Total	$1,778,978	75.1%

15. Premises and Equipment
Premises and equipment consisted of:

	December 31,
	2004	2003
(In thousands)		(As Restated)
Office Building	$64,068	$62,006
Office furniture and equipment	65,589	59,066
Leasehold improvements	49,617	38,202
Automobiles	356	301

	179,630	159,575

Less — accumulated depreciation and amortization	(52,523)	(42,014)

	127,107	117,561
Land	16,354	13,562
Construction in progress	3,090	4,567

	$146,551	$135,690

16. Sources of Borrowings
At December 31, 2004, the scheduled aggregate annual contractual maturities of the Company’s sources of borrowings were approximately as follows:

				Loans
		Repurchase	Advances from	Payable	Notes Payable	Total
(In thousands)	Deposits	Agreements(1)	the FHLB(1)	(As Restated)(2)	(As Restated)	(As Restated)

2005	$2,470,099	$3,912,860	$375,000	$279,560	$130,354	$7,167,873
2006	430,309	—	—	—	82,760	513,069
2007	352,325	270,000	117,000	—	637,325	1,376,650
2008	245,699	464,425	100,000	—	855	810,979
2009	129,607	205,093	25,000	—	915	360,615
2010 and thereafter	15,041	1,452,785	677,500	3,358,947	243,768	5,748,041

	$3,643,080	$6,305,163	$1,294,500	$3,638,507	$1,095,977	$15,977,227

(1)	Includes $2.1 billion of repurchase agreements with an average rate of 3.88% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50%, which lenders have the right to call before their contractual maturity at various dates beginning on January 1, 2005.
(2)	Includes $3.3 billion of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans, generally 10%-20% on an annual basis.
17. Deposit Accounts
At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2004		2003
(Dollars in thousands)	Amount	%	Amount	%

Certificates of deposit	$1,983,271	3.21	$1,695,671	2.99
Regular savings	474,271	2.29	443,050	2.27
NOW accounts	726,178	2.12	468,259	2.11
Non interest-bearing deposits	459,360	—	364,292	—

	$3,643,080	2.47	$2,971,272	2.38

At December 31, 2004 and 2003, certificates of deposit over $100,000 amounted to approximately $1.7 billion and $1.4 billion, respectively. Brokered certificates of deposit amounted to $1.3 billion and $985.3 million at December 31, 2004 and 2003, respectively. The banking subsidiaries had brokered certificates of deposit maturing as follows:

(In thousands)
As of December 31, 2004

2005	$289,605
2006	360,788
2007	313,900
2008	195,369
2009	116,458
2010 and thereafter	14,271

$1,290,391

At December 31, 2004, Doral Financial’s banking subsidiaries had deposits from officers, directors, employees and principal stockholders of the Company amounting to approximately $8.7 million (2003 — $6.3 million).
The Company, as a servicer of loans, is required to maintain certain balances on behalf of the borrowers called custodial and escrow funds. At December 31, 2004, custodial and escrow funds amounted to approximately $222.4 million (2003 — $182.3 million), of which $171.2 million were deposited with Doral Bank—PR (2003 — $158.5 million). The remaining escrow funds were deposited with other banks and therefore excluded from the Company’s assets and liabilities.

18. Securities Sold Under Agreements to Repurchase
     The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 2004 and 2003.

(Dollars in thousands)	2004	2003

Carrying amount as of December 31,	$6,305,163	$3,602,942

Average daily aggregate balance outstanding	$4,805,381	$2,999,339

Maximum balance outstanding at any month end	$6,305,163	$3,602,942

Weighted-average interest rate during the year	2.51%	3.02%

Weighted-average interest rate at year end	2.73%	2.46%

     Securities sold under agreements to repurchase as of December 31, 2004, grouped by counterparty, were as follows:

(Dollars in thousands)
		Weighted-average
	Repurchase	Maturity
Counterparty	Liability	(in months)

Merrill Lynch, Pierce, Fenner & Smith, Inc.	$1,387,653	40.9
Morgan Stanley DW, Inc.	1,199,104	0.9
Countrywide Securities, Corp.	820,880	0.6
Credit Suisse First Boston, LLC	631,693	27.6
Lehman Brothers, Inc.	513,978	66.4
Federal Home Loan Bank of New York	427,900	52.9
Wachovia Capital Markets	390,041	0.6
Citibank, N.A. — Puerto Rico	347,872	108.7
FIMAT, USA, LLC	257,216	0.1
Popular Securities, Inc.	203,786	37.7
Others	125,040	4.9

Total	$6,305,163	28.3

The carrying and market values of securities available for sale and securities held to maturity pledged as collateral at December 31, shown by maturity of the repurchase agreement, were as follows:

	2004				2003
	(As Restated)				(As Restated)
	Carrying	Market	Repurchase	Repo	Carrying	Market	Repurchase	Repo
(Dollars in thousands)	Value	Value	Liability	Rate	Value	Value	Liability	Rate
Mortgage-Backed Securities
GNMA
Term up to 30 days	$1,731,830	$1,702,382	$1,690,472	2.37%	$—	$—	$—	—
Term over 90 days	774,427	793,758	776,663	1.71%	424,341	419,753	453,000	1.90%

FHLMC and FNMA
Term up to 30 days	337,392	340,083	317,609	2.37%	280,748	273,543	267,538	1.14%
Term of 30 to 90 days	249,355	256,446	248,125	2.41%	—	—	—	—
Term over 90 days	151,444	148,084	117,103	2.77%	155,218	151,128	106,604	1.74%

CMO Certificates
Term up to 30 days	11,912	11,831	11,551	2.45%	14,911	14,857	13,268	1.38%
Term over 90 days	—	—	—	—	9,967	9,746	6,467	2.80%

Debt Securities
FHLB Notes
Term up to 30 days	15,704	16,001	15,901	2.37%	—	—	—	—
Term of 30 to 90 days	90,765	91,788	89,835	3.13%	—	—	—	—
Term over 90 days	438,267	433,878	400,385	5.38%	489,785	490,090	471,541	5.49%

FHLB and FHLMC
Zero Coupons
Term up to 30 days	112,918	111,912	108,500	2.10%	—	—	—	—
Term of 30 to 90 days	148,724	145,771	134,694	2.67%	—	—	—	—
Term over 90 days	124,726	118,283	99,750	2.91%	289,322	286,817	271,921	4.33%

FHLMC and FNMA Notes
Term up to 30 days	47,988	48,008	46,519	2.37%	—	—	—	—
Term of 30 to 90 days	50,000	49,500	45,121	2.41%	—	—	—	—
Term over 90 days	2,000	2,026	1,845	2.78%	—	—	—	—

U.S. Treasury Securities
Term up to 30 days	881,974	866,368	859,241	1.60%	1,073,848	1,039,632	1,039,299	0.43%
Term of 30 to 90 days	56,822	52,089	48,621	5.90%	—	—	—	—
Term over 90 days	871,564	839,032	810,546	4.99%	609,608	575,240	478,387	4.44%

	$6,097,812	$6,027,240	$5,822,481	2.80%	$3,347,748	$3,260,806	$3,108,025	2.49%

19. Advances from the Federal Home Loan Bank
Advances from the FHLB consisted of the following:

	December 31,
(In thousands)	2004	2003

Non-callable advances with maturities ranging from July 2005 to March 2008 (2003-February 2004 to December 2007), at various fixed rates averaging 3.12% and 3.47% at December 31, 2004 and 2003, respectively.	$222,000	$134,000

Non-callable advances due on January 29, 2005 (2003-June 15, 2004 to January 29, 2005), tied to 3-month LIBOR adjustable quarterly (averaging 2.83% and 1.51% at December 31, 2004 and 2003, respectively).	100,000	200,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (2.41% at December 31, 2004).	100,000	—

Callable advances with maturities ranging from August 2005 to November 2012, at various fixed rates averaging 4.50% at December 31, 2004 and 2003, callable at various dates beginning on January 2, 2005.	872,500	872,500

	$1,294,500	$1,206,500

At December 31, 2004, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.4 billion to secure the above advances from the FHLB. According to contractual agreements, such investments can be repledged by the counterparty.
20. Loans Payable
At December 31, 2004 and 2003, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans relating to the recharacterization of certain transactions not qualifying as sales accounting under SFAS 140 and also includes warehousing lines of credit and gestation or presale facilities with credit lines totaling approximately $1.1 billion and $851.4 million, respectively. Advances under these facilities are also secured by mortgage loans.
Outstanding loans payable consisted of the following:

	December 31,
	2004	2003
(In thousands)	(As Restated)	(As Restated)
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 3.60% and 2.63% at December 31, 2004 and 2003, respectively	$3,258,459	$1,573,869

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.41% at December 31, 2004 and 2003	57,566	193,876

Secured borrowings with a local financial institutions, collateralized by IOs at a guaranteed pass-through rate of 7.75%	42,922	68,104

Loans payable resulting from the use of warehousing lines of credit and gestation or presale facilities due in 2005, at various variable rates averaging 3.17% and 2.12% at December 31, 2004 and 2003, respectively, and other financing arrangements	279,560	178,334

	$3,638,507	$2,014,183

Maximum borrowings outstanding at any month end during 2004 and 2003 were $3.6 billion and $2.0 billion, respectively. The approximate average daily outstanding balance of loans payable during the periods were $2.4 billion and $1.7 billion, respectively. The weighted-average interest rate of such borrowings, computed on a daily basis, was 3.65% in 2004 and 3.70% in 2003. At December 31, 2004 and 2003, loans held for sale amounting to $3.3 billion and $1.7 billion, respectively, were pledged to secured financing agreements with local financial institutions, such loans can be repledged by the counterparty. See Note 16 for additional information regarding secured borrowings with local financial institutions.
21. Notes Payable
Notes payable consisted of the following:

	December 31,
	2004	2003
(In thousands)	(As Restated)	(As Restated)
$625 million floating rate senior notes tied to 3-month LIBOR (2.91% at December 31, 2004), due on July 20, 2007, paying interest quarterly	$625,330	$—

$115 million floating rate senior notes tied to 3-month LIBOR (3.07% at December 31, 2004), due on December 7, 2005, paying interest quarterly	115,000	—

8.50% medium-term notes due in July 2004, paying interest semiannually on January 8 and July 8	—	200,000

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,372	98,228

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	75,000	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,560	29,499

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,339	39,285

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,476	29,446

Senior term notes at fixed rates ranging from 8.45% to 8.55% (2003 — 8.35% to 8.55%) with maturities ranging from August 2005 to August 2007 (2003 — August 2004 to August 2007), paying interest semiannually on February 28 and August 31	24,000	29,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.20% to 6.90% (2003 — 6.15% to 6.90%), with maturities ranging from June 2005 to December 2029 (2003 — June 2004 to December 2029), paying interest monthly	51,065	51,735

Notes payable to bank, collateralized by CMO certificates at variable interest rates tied to 1-month LIBOR (3.96% and 2.87% at December 31, 2004 and 2003, respectively), due on June 30, 2005, paying interest monthly	6,089	6,467

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,191	2,058

Notes payable at fixed rates, 7.00% at December 31, 2004 (2003 - ranging from 7.00% to 7.63%), with maturities ranging from February to March 2005 (2003 — August 2004 to March 2005), paying interest monthly	555	655

	$1,095,977	$561,373

22. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31,
	2004	2003
(In thousands)	(As Restated)	(As Restated)
Amounts retained on mortgage loans, generally paid within 5 days	$4,003	$1,735
Customer mortgages and closing expenses payable	19,607	14,747
Deferred compensation plan	2,114	1,976
Incentive compensation payable	2,335	3,503
Accrued interest payable	50,926	40,899
Recourse obligation	11,413	5,933
GNMA defaulted loans — buy-back option	71,195	73,272
Deferred rent obligation	2,054	1,651
Accrued expenses and other payables	84,431	70,635

	$248,078	$214,351

23. Income Taxes
The Company is exempt from the payment of Puerto Rico income taxes on the interest earned on mortgage loans on residential properties located in Puerto Rico that are insured or guaranteed pursuant to the provisions of the National Housing Act of June 27, 1934, as amended (referred to as “FHA loans”), or pursuant to the provisions of the Servicemen’s Readjustment Act of 1944, as amended (referred to as “VA loans”), and that were executed after June 30, 1983, and prior to August 1, 1997. After that date, pursuant to an amendment to the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), only those FHA and VA loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans qualify for tax-exempt treatment. This amendment grandfathered the tax-exempt status of FHA and VA loans originated prior to August 1, 1997, and securities backed by such mortgage loans.
Given the beneficial tax characteristics of these assets, the Company holds such loans and mortgage-backed securities for longer periods of time prior to sale in order to maximize the tax-exempt interest produced by these securities and loans. Therefore, net interest income has generally represented a greater proportion of the Company’s total net income than it does in a typical mortgage banking institution.
Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest exclusion to which Doral Financial is entitled to as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities, the interest income and gain on which is exempt from Puerto Rico income tax and excluded from federal income tax on the basis of the portfolio interest exclusion in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States. The international banking entity subsidiary is exempt from income taxes on its international (including U.S.) activities.
Those operations of the Company conducted through Puerto Rico subsidiaries are subject to Puerto Rico income tax on income derived from all sources. The Company’s Puerto Rico subsidiaries are also subject to U.S. income taxes on certain types of investment income from U.S. sources and also on income effectively connected with any trade or business from U.S. sources. However, any federal income tax payment, subject to certain conditions and limitations, is creditable as a foreign tax credit against the Puerto Rico income tax liability.
Except for the operations of Doral Bank—NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank—NY and Doral Money are U.S. corporations and are subject to U.S. income tax on their income derived from all sources. For the years ended December 31, 2004, 2003 and 2002, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $1.4 million, $1.7 million and $5.9 million, respectively.

Consolidated tax returns are not permitted under the PR Code; therefore, income tax returns are filed individually by each entity that conducts business as a Puerto Rico corporation.
     On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in the long-term capital gain tax rates. The law amends the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004, the Company entered into an agreement with the local taxing authorities to accelerate the recognition for tax purposes of long-term capital gains of $536.6 million related to IOs created in previous securitization transactions (the $536.6 million value was based on the valuation used prior to the restatement). The value of the IOs, after making all relevant adjustments related to the restatement, approximates $49.1 million. Refer to Note 1 — “Restatement of Previously Issued Financial Statements” for additional information on the correction of the valuation model. The transaction resulted in the recognition of an income tax benefit of approximately $9.1 million, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%.
     As a result of the correction in the methodology of valuing IOs and the recharacterization of certain mortgage loans sales, the Company recognized a deferred tax asset and deferred benefit of $190.1 million (before any valuation allowance; see below). This benefit is attributable to the tax effect of the difference between the IOs tax basis ($536.6 million) and the restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to on the restated value, which would have resulted in a significantly lower tax obligation. The Company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
     As part of its tax planning strategies, the Company has completed several other transactions of IOs throughout the restatement period. The IOs underlying these transactions were also affected by the change in valuation methodology and recharacterization of loan sales.
     The Company holds $34.4 million of IOs that had been previously sold to an unrelated party. As part of the transaction, the Company paid taxes on $91.9 million of IOs, whereas the restated value of these IOs at time of sale amounted to $66.2 million. As a result of the difference in basis, the Company recognized a deferred tax asset of approximately $14.5 million.
     From time to time, the Company has engaged in transactions of IOs with its subsidiaries in order to accelerate the tax payment on the instruments and create tax basis. The effect of the restatement changes resulted in the creation of a tax and book basis differential of $215.4 million. Because these transactions were executed between Doral Financial’s subsidiaries, the recognition of a deferred tax asset for the basis differential is not permitted under SFAS 109. As a result, no benefit has been recognized on the Company’s consolidated financial statements. Early in 2006, the Company executed an agreement, similar in nature to that executed in December 2004, which confirmed the previously established tax basis for the IOs. As a result of this agreement, the Company expects to recognize in the first quarter of 2006, a deferred tax asset for the tax basis differential, net of any valuation allowance for the likelihood that the benefit could not be completely realized.
     As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and, concluded that, based on the weight of available evidence, it is more likely than not that a portion of the asset will not be realized. As a result, the Company established a valuation allowance of $53.1 million as of December 31, 2004.
Reconciliation of Effective Tax Rate
The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes. A reconciliation of the difference follows:

(Dollars in thousands)	Year ended December 31,
	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Income before income taxes	$129,303	$166,054	$180,230

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Tax at statutory rates	$(50,428)	(39.0)	$(64,761)	(39.0)	$(70,290)	(39.0)
Tax effect of exempt income, net of expense disallowance	48,271	37.3	63,432	38.2	70,156	38.9
Net tax benefit (expense) from sales of IOs	86,807	67.1	(18,414)	(11.1)	(10,926)	(6.1)
Other, net	841	0.7	(4,173)	(2.5)	(2,288)	(1.2)

Income tax benefit (provision)	$85,491	66.1	$(23,916)	(14.4)	$(13,348)	(7.4)

     The components of income tax expense for the years ended December 31 are summarized below:

(In thousands)	2004	2003	2002

Current income tax expense	$(87,138)	$(25,261)	$(24,009)
Deferred income tax benefit	172,629	1,345	10,661

Total income tax benefit (expense)	$85,491	$(23,916)	$(13,348)

At December 31, the components of the net deferred tax asset were:

	2004	2003
(In thousands)	(As Restated)	(As Restated)

Deferred income tax liability resulting from:
Deferred income for tax purposes	$(4,085)	$(17,428)

Deferred income tax asset resulting from:
Net unrealized losses on securities	5,507	3,879
Unrealized losses on derivative activities	13,192	14,935
Stock-based compensation	5,538	1,751
Differential in tax basis of IOs sold	204,674	12,109
Net deferred origination fees	13,762	14,625
Allowance for loan losses	8,197	6,005
MSRs impairment	7,392	4,086
Recourse obligation	4,451	2,314
Other reserves and allowances	11,538	14,953

	274,251	74,657

Valuation allowance	(53,142)	—

Net deferred tax asset	$217,024	$57,229

As of December 31, 2004 and as part of the restatement, the Company recharacterized as other assets $13.9 million in Alternative Minimum Tax credits that had been reserved, as income tax overpayments available for use after 2004.
24. Related Party Transactions
At December 31, 2004, the Company had $3.8 million of loans outstanding to officers, directors and stockholders, of which $3.1 million are secured by mortgages on real estate. Furthermore, the Company had construction loans receivable outstanding and commitments to extend credit to related parties of $46.6 million and approximately $3.1 million, respectively.
During 2004, the Company purchased a floor and parking spaces in a commercial condominium building adjacent to the Company’s headquarters for $5.3 million from a partnership in which a related party held a 50% interest. During 2003, the Company had purchased two floors in that building for $8.7 million.
During 2004, Doral Financial made contributions of $200,000 to the Fundación Chana Goldstein y Samuel Levis, Inc., a Puerto Rico not-for-profit corporation engaged in various charitable activities in Puerto Rico addressing homelessness, substance abuse, violence and high-school drop-out problems. Salomón Levis, Zoila Levis and David Levis are members, among others, of the board of trustees of Fundación Chana Goldstein y Samuel Levis, Inc., and María Fernanda Levis, the daughter of David Levis, is the executive director of this entity. Doral Financial also provides rent free office space and other significant human and operational resources to support the activities of this entity.
During 2004, Doral Financial purchased $13.2 million in mortgage loans from Easy Money, Inc., a company that until August 27, 2004 was controlled by the husband of Aidiliza Levis, who is also the brother-in-law of Mario S. Levis and David R. Levis. All such purchases were made in the ordinary course of business on substantially the same terms, including purchase prices, as those available for comparable transactions with unrelated parties. Easy Money, Inc. was acquired by Citigroup on August 27, 2004.
Doral Bank-PR and Doral Bank-NY have had, and expect to have in the future banking transactions in the ordinary course of business with directors and executive officers of Doral Financial as well as their affiliated entities. In particular, Doral Bank-PR has made construction loans to development entities controlled by Arturo Madero, the spouse of Zoila Levis. All extensions of credit to any of these persons by Doral Bank-PR or Doral Bank-NY, have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present other unfavorable features.
25. Financial Instruments with Off-Balance Sheet Risk
The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments. At December 31, 2004, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $596.8 million and $4.5 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $4.2 billion. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers. During 2005, outstanding commitments to sell up to $2.2 billion in mortgage loans that would give rise to IOs were terminated. Similarly, outstanding commitments to purchase up to $506.3 million in mortgage loans from third parties were also terminated. In other instances, the Company purchases mortgage loans and simultaneously entered into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative under SFAS 133 during the period between trade and settlement date.
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
The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.
A geographic concentration exists within the Company’s loan servicing portfolio, since approximately 98% of the Company’s lending activity is with customers located in Puerto Rico, and most of its loans are secured by properties located in Puerto Rico.
Options on futures contracts confer the right from sellers to buyers to take a future position at a stated price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Company controls the credit risk of its futures contracts through credit approvals, limits and monitoring procedures.
Collateral for securities purchased under agreements to resell is kept by the Company under custody agreements. Collateral for securities sold under agreements to repurchase is kept by the counterparty.

26. Commitments and Contingencies
The Company has several non-cancelable operating leases for office facilities expiring from 2005 through 2010 and thereafter. Total minimum rental commitments for leases in effect at December 31, 2004, were as follows:

(In thousands)	Amount

2005	$6,736
2006	6,455
2007	6,297
2008	5,941
2009	5,616
2010 and thereafter	32,376

$63,421

Total rent expense for the years ended December 31, 2004, 2003 and 2002, amounted to approximately $7.8 million, $7.3 million, and $7.9 million, respectively.
As of December 31, 2004, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.
During 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the restatement. For information on these proceedings, see Note 37 “Subsequent Events.”
27. Retirement and Compensation Plans
The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution that is invested in its common stock equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan, up to 5% of the participant’s basic compensation, as defined. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2004, 2003 and 2002, amounted to approximately $651,000, $604,000, and $979,000, respectively.
The Company has unfunded deferred incentive compensation arrangements (the “Deferred Compensation”) with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage-banking activities, as defined, and is payable to participants after a five-year vesting period. The expense for the years ended December 31, 2004, 2003 and 2002, amounted to approximately $430,000, $492,000 and $512,000, respectively.
The Company also has incentive compensation arrangements payable currently with certain officers. The incentive payments are based on the amount of consolidated net income (adjusted for certain amounts such as extraordinary gains or losses) in excess of an established return on the stockholders’ equity target, as defined in the agreements. The expense under these arrangements for the years ended December 31, 2004, 2003 and 2002, amounted to approximately $2.6 million, $3.8 million and $3.9 million, respectively.
As of December 31, 2004, the Company had not defined benefit or post-employment benefit plans.

28. Capital Stock and Additional Paid-In Capital
On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% Perpetual cumulative convertible preferred stock (the “convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. The convertible preferred stock ranks on parity with the Company’s 7.00% noncumulative monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% noncumulative monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% noncumulative monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below). The net proceeds of the Company after the underwriting discounts and expenses were approximately $336.5 million. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2004, there were 1,380,000 shares issued and outstanding. During 2004, the Company paid dividends of $11.875 per share (an aggregate of $16.4 million) on the convertible preferred stock. Refer to Note 31 for additional information regarding specific conditions for the convertible preferred stock.
During the second quarter of 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2004, there were 4,140,000 shares issued and outstanding. During 2004, the Company paid dividends of $1.8125 per share (an aggregate of $7.5 million) on the 7.25% preferred stock. The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share. The net proceeds to the Company after the underwriting discounts and expenses were approximately $100 million.
On August 31, 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2004, there were 2,000,000 shares issued and outstanding. During 2004, the Company paid dividends of $2.0875 per share (an aggregate of $4.2 million) on the 8.35% preferred stock. The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.
On February 22, 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50 per share, its liquidation preference. As of December 31, 2004, there were 1,495,000 shares issued and outstanding. During 2004, the Company paid dividends of $3.50 per share (an aggregate of $5.2 million) on the 7% preferred stock. The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.
The 7.25% preferred stock, 8.35% preferred stock and 7% preferred stock (collectively, the “nonconvertible preferred stocks”) are not convertible into shares of common stock or any other equity securities and have equal rank as to the payment of dividends and rights on liquidation. The holders of the nonconvertible preferred stocks are entitled to receive non-cumulative cash dividends on their liquidation preference when declared by the Board of Directors at the annual rate established for each series, payable monthly. The terms of the nonconvertible preferred stocks prohibit the Company from declaring or paying any dividends on the common stock (1) unless all accrued and unpaid dividends on the nonconvertible preferred stocks for the preceding 12 dividend periods have been paid and the full dividend on the nonconvertible preferred stocks for the current monthly dividend period is contemporaneously declared and paid or set aside for payment or (2) if the Company has defaulted in the payment of the redemption price of any shares of the nonconvertible preferred stocks called for redemption. The terms of the nonconvertible preferred stocks provide that if the Company is unable to pay in full dividends on a series of nonconvertible preferred stock, all dividends will be distributed pro rata among the outstanding series of nonconvertible preferred stock.
The ability of the Company to pay dividends in the future is limited by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors.
As discussed in Note 4, current regulations limit the amount in dividends that Doral Bank–PR and Doral Bank–NY may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank–PR or Doral Bank–NY to fall below the regulatory capital requirements. In addition, the

Federal Reserve Board has issued a policy statement that provides that insured banks and financial holding companies should generally pay dividends only out of current operating earnings.
29. Stock Option Plans
From April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). This plan, as amended in 2001, allowed for the granting of up to 6,750,000 purchase options on shares of the Company’s common stock to employees, including officers and directors who are also employees of the Company. The Compensation Committee of the Board of Directors (the “Compensation Committee”) had the authority and absolute discretion to determine the number of stock options to be granted, their vesting rights, and the option exercise price. The vesting rights, however, could not exceed ten years, and the exercise price may not be lower than the market value at the date of the grant.
The Old Plan also permitted the Compensation Committee to grant rights to optionees (“stock appreciation rights”) under which an optionee may surrender any exercisable stock option in return for cash equal to the excess of the fair value of the common stock to which the option is related at the time of exercise over the option price of the common stock at grant date. The Old Plan provided for a proportional adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassifications of stock and a merger or reorganization.
Effective April 21, 2004, the Company adopted the Doral Financial Corporation Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. This plan allows the issuance of up to 4,000,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events (as described below), to any employee, including officers and directors who are also employees of the Company. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. In case of a stock split, reorganization, merger or other similar event affecting the common stock, the Compensation Committee, in its discretion, shall adjust appropriately (a) the aggregate number of shares of common stock available for awards, (b) the aggregate limitations on the number of shares that may be awarded as a particular type of award or that may be awarded to any particular participant in any particular period, and (c) the aggregate number of shares subject to outstanding awards and the respective exercise prices or base prices applicable to outstanding awards. During 2004, no awards were granted under the Omnibus Plan.
Since January 1, 2003, the Company expenses the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The compensation expense associated with expensing stock options for 2004 was approximately $9.7 million (2003 — $4.5 million). During 2002, the Company used the intrinsic value method to account for its stock option plan. Under the intrinsic value-based method, compensation expense is recognized for the excess, if any, of the quoted market price of the stock on the grant date over the amount an employee must pay to acquire the stock. During 2002, the Company granted stock options under the Old Plan to buy shares of the Company’s stock that will be exercisable over a period ranging from one to ten years. The options granted do not contain stock appreciation rights. Fifty percent (50%) of the options granted vest on the first anniversary of the grant date and the remaining 50% vest on the second anniversary. The option prices equaled the quoted market price of the stock at the grant date; therefore, no compensation cost was recognized. At December 31, 2004, there were 4,740,038 stock options exercisable under the Old Plan. The remaining stock will become exercisable in 2005 (780,000) and 2006 (7,500).

The activity of stock options, adjusted by the stock split discussed in Note 3, during 2004, 2003 and 2002 is set forth below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	3,972,488	$9.97	4,103,775	$9.83	2,533,725	$5.13
Options granted	1,560,000	31.60	—	—	1,773,000	16.07
Options exercised	(4,950)	6.76	(131,287)	5.66	(202,950)	5.66

End of year	5,527,538	$16.08	3,972,488	$9.97	4,103,775	$9.83

The following table summarizes the exercise price and the weighted-average remaining contractual life of the options outstanding at December 31, 2004.

Exercise	Outstanding	Weighted-Average
Price	Options	Contract Life (years)
$ 6.76	43,538	3.25

$ 5.00	2,092,500	4.98

$ 5.28	58,500	5.29

$ 16.08	1,766,250	7.18

$ 15.57	6,750	7.30

$ 31.51	1,470,000	9.00

$ 33.73	15,000	9.06

$ 32.96	75,000	9.00

The fair value of the options granted in 2004 and 2002 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2002
Stock price at grant date and exercise price	$31.60	$16.07
Stock option estimated fair value	$12.45	$5.09
Expected stock option term (years)	9	4
Expected volatility	31%	38%
Expected dividend yield	1.51%	1.52%
Risk-free interest rate	4.39%	4.16%

30. Supplemental Income Statement Information
Employee costs and other expenses are shown in the Consolidated Statements of Income, net of direct loan origination costs which, pursuant to SFAS 91, are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Employee costs, gross	$129,439	$108,143	$87,019
Deferred costs pursuant to SFAS No. 91	39,155	33,766	27,594

Employee cost, net	$90,284	$74,377	$59,425

Other expenses, gross	$33,219	$27,444	$24,088
Deferred costs pursuant to SFAS No. 91	6,279	5,960	6,638

Other expenses, net	$26,940	$21,484	$17,450

As of December 31, 2004, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to $27.0 million (2003 – $25.5 million) and $14.3 million (2003 – $22.3 million), respectively.
31. Earnings per Share
The reconciliation of the numerator and denominator of the basic and diluted earnings per share, follows:

	Year ended December 31,
	2004	2003	2002
(Dollars in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)
Net Income:
Net Income	$214,794	$142,138	$166,882
Convertible preferred stock dividends	(16,387)	(4,176)	—
Nonconvertible preferred stock dividends	(16,912)	(16,912)	(13,730)

Net income attributable to common stock	$181,495	$121,050	$153,152

Weighted-Average Shares:
Basic weighted-average number of common shares outstanding	107,907,699	107,861,415	107,697,114
Incremental shares issuable upon exercise of stock options	3,162,349	2,572,747	1,741,581

Diluted weighted-average number of common shares outstanding	111,070,048	110,434,162	109,438,695

Net Income per Common Share:
Basic	$1.68	$1.12	$1.42

Diluted	$1.63	$1.10	$1.40

For the years ended December 31, 2004 and 2003, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock issued in the second half of 2003 that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, except for the computation of diluted earnings per share for the fourth quarter of 2004, in which it would have had a dilutive effect. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.
For the years ended December 31, 2004, 2003 and 2002, all stock options outstanding were included in the computation of weighted-average outstanding shares.
32. Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of December 31, 2004 and 2003, is made by the Company using available market information and appropriate valuation methods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	2004		2003
	(As Restated)		(As Restated)
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$64,940	$64,940	$84,713	$84,713
Money market investments	2,470,786	2,470,786	870,009	870,009
Securities held for trading	489,070	489,070	494,717	494,717
Securities available for sale	4,982,508	4,982,508	2,850,598	2,850,598
Securities held to maturity	2,301,695	2,253,693	1,641,435	1,584,102
Mortgage loans held for sale(1)	4,922,507	5,171,628	3,759,638	4,008,615
Loans receivable	1,747,699	1,744,904	1,412,585	1,438,256
Servicing assets	123,586	125,111	128,920	141,062

Financial liabilities:
Deposits	$3,643,080	$3,643,895	$2,971,272	$2,974,748
Securities sold under agreements to repurchase	6,305,163	6,312,851	3,602,942	3,615,056
Advances from FHLB	1,294,500	1,295,923	1,206,500	1,211,904
Loans payable	3,638,507	3,761,315	2,014,183	2,218,347
Notes payable	1,095,977	1,134,831	561,373	587,383

(1)	Includes $71.2 million and $73.3 million for 2004 and 2003, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option (See Note 3).
The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:
Cash and due from banks and money market investments: valued at the carrying amounts in the Consolidated Statements of Financial Condition. The carrying amounts are reasonable estimates of fair value due to the relatively short period to maturity.
Mortgage loans held for sale, securities held for trading, securities held to maturity and securities available for sale: valued at quoted market prices, if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. In certain other cases, particularly in the case of the Company’s IOs, fair values have been estimated based on an internal valuation model which incorporates observable parameters of risk. Estimated future cash flows for variable IOs are based on the SWAP forward curve and discounted with the SWAP spot rate curve plus a spread. The spread over the discount rate is based on mortgage IO Z-spreads quoted by major financial institutions. Forecasted prepayments on the underlying mortgage portfolio are based on publicly available U.S. mainland projected CPRs scaled by an empirically estimated factor that takes into consideration the portfolio’s prepayment experience. The fair value of derivative financial instruments is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses of open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.
Loans receivable: valued on the basis of estimated future principal and interest cash flows, discounted at rates commensurate with the loan characteristics. Loan prepayments are assumed to occur at speeds experienced in previous periods when interest rates were at levels similar to current levels, adjusted for any differences in the interest rate scenario. Future cash flows for homogeneous categories of loans, such as residential mortgage loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. In certain circumstances, quoted market prices for securities backed by similar loans, adjusted for different loan characteristics, are also used in estimating fair value.
Servicing assets: values derived from an independent market valuation based on present value calculations of the expected future cash flows associated with the servicing rights. Such valuations are based on assumptions that market participants would use in estimating future servicing income and expense, such as: discount rates, prepayment speeds, estimates of servicing cost, ancillary income per loan and default rates.
Deposits: for demand deposits and deposits with no defined maturities, fair value is taken to be the amount payable on demand at the reporting date. The fair values of fixed-maturity deposits, including certificates of deposit, are estimated using rates currently offered for deposits of similar remaining maturities. The value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.
Loans payable: As a result of the determination that some of the IOs underlying the mortgage pools could not be considered as true sales, the Company recognized a liability to account for existing contractual obligations. To estimate the fair value of this liability, future cash flows are estimated based on the SWAP forward curve and discounted with the SWAP spot rate curve plus a spread of 60 basis points. This spread is equivalent to the Company’s cost over LIBOR for warehousing lines of credit.
Notes payable, advances from FHLB and securities sold under agreements to repurchase: valued utilizing discounted cash flow analysis over the remaining term of the obligation using market rates for similar instruments.
33. Risk Management Activities
The primary market risk facing the Company is interest rate risk. Interest rate risk includes the risk that the value of the Company’s assets or liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from the mortgage loans and investment portfolios will change in response to changes in interest rates.
Asset-liability risk management activities are conducted in the context of the Company’s sensitivity to interest rate changes. This sensitivity arises due to changes in interest rates, since many of the Company’s assets are of a fixed rate nature. Changes in interest rates affect the value of mortgage loans held for sale and securities held for trading from the time such assets are originated to the time these assets are sold on a contractual basis. The Company’s variable rate IOs fair value are sensitive to changes in interest rates. The amounts payable to investors on variable rate IOs are tied to a floating rate based on a spread over the 3-month LIBOR that resets quarterly. Interest-bearing liabilities reprice more frequently than interest-earning assets and, therefore, the Company’s net interest income is affected by changes in interest rates and the relation between long-term and short-term interest rates.
To achieve its risk management objectives, the Company uses a combination of derivative financial instruments, particularly futures and options, as well as other types of contracts such as forward sales commitments, interest rate swaps and interest rate caps and collars.

The following tables summarize the derivative open positions and transactions, for the year:

	Notional Amount, gross(1)		Notional Amount, net(1)		Fair Value, net(2)		Realized and
	(As Restated)		(As Restated)		(As Restated)		Unrealized
	At December 31,		At December 31,		At December 31,		Net gains
(In thousands)	Long	Short	Long	Short	Long	Short	(losses)
2004
Options on futures	$3,370,000	$970,000	$2,400,000	$—	$6,992	$—	$(50,674)
Options on Eurodollars	30,200,000	25,100,000	5,500,000	400,000	(6,293)	(3,147)	1,388
Forward contracts	484,873	414,234	484,873	414,234	(750)	(713)	(19,998)
Options on bonds and mortgage-backed securities	1,560,000	—	1,560,000	—	1,734	—	(19,508)
Futures on U.S. Treasury bonds and notes	—	320,000	—	320,000	—	(1,550)	(61,034)
Futures on Eurodollars	—	7,120,000	—	7,120,000	—	(2,529)	(4,319)
Interest rate swaps	700,000	—	700,000	—	1,819	—	763
Interest rate caps and collars	2,100,000	—	2,100,000	—	10,109	—	(4,239)

	$38,414,873	$33,924,234	$12,744,873	$8,254,234	$13,611	$(7,939)	$(157,621)

2003
Options on futures	$3,327,500	$1,690,000	$1,637,500	$—	$12,983	$—	$50,912
Options on Eurodollars	18,750,000	18,750,000	500,000	500,000	4,092	(5,116)	(12,926)
Forward contracts	148,622	40,000	148,622	40,000	358	(31)	(13,514)
Options on bonds and mortgage-backed securities	315,000	85,000	230,000	—	1,277	—	(12,649)
Futures on U.S. Treasury bonds and notes	752,200	554,500	582,200	384,500	(3,709)	(7,996)	(134,624)
Futures on Eurodollars	—	120,000	—	120,000	—	(377)	4,704
Interest rate swaps	200,000	—	200,000	—	(3,928)	—	(3,683)
Interest rate caps and collars	1,900,000	—	1,900,000	—	8,378	—	(3,025)

	$25,393,322	$21,239,500	$5,198,322	$1,044,500	$19,451	$(13,520)	$(124,805)

(1)	Notional amount indicates the balances on which payments are being determined and does not represent the Company’s exposure to counterparties’ credit risk.

(2)	Fair values presented above are classified by instrument type netted by counterparty. Thus, fair values are not netted by counterparty across instrument type as required to measure counterparty credit risk exposure. The amount of derivatives assets, at fair value netted by counterparty, included in “Trading Securities” amounted to $13.6 million, as of December 31, 2004 and 2003. The amount of derivatives liabilities, at fair value netted by counterparty, presented as part of “Accrued expenses and other liabilities” amounted to approximately $8.0 million and $7.7 million as of December 31, 2004 and 2003, respectively. Refer to Note 7 for additional information regarding the impact of the fair value hedge on the consolidated results for 2004.
Options are contracts that grant the purchaser the right to buy or sell the underlying asset by a certain date at a specified price. The risk involved from the buyer perspective with purchased option contracts is normally limited to the price of the options. The risk involved with selling call option contracts is the difference between the price of the underlying financial instrument and the strike price less the premium. In the case of put option contracts, the risk is the difference between the strike price and the price of the underlying financial instrument less the premium. Interest rate futures contracts are commitments to either purchase or sell designated instruments, such as U.S. Treasury securities, at a future date for a specified price. Futures contracts are generally traded on and exchange, are marked-to-market daily, and are subject to margin requirements. Forward contracts are generally over-the-counter or privately negotiated contracts to sell a specified amount in certain instruments such as mortgage-backed securities and loans at a specified price at a specified future date. Because these contracts are not traded on an exchange and are generally not marked-to-market on a daily basis, they are subject to greater credit risks than futures contracts.
The risk that counterparties to both derivative and cash instruments might default on their obligations is monitored on an ongoing basis. To manage the level of credit risk, the Company deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of offset that provide for the net settlement of subject contracts with the same counterparty in the event of default.
All derivative financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. For example, fluctuations in market prices and interest rates change the market value of the instruments. Exposure to market risk is managed in accordance with risk limits set by the Board of Directors by buying or selling instruments or entering into offsetting positions.

Doral Bank–PR enters into interest rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty will expose Doral Bank–PR to interest rate risk. At December 31, 2004, Doral Bank–PR had two interest rate swap agreements outstanding (each with a notional amount of $100 million). They are intended to protect Doral Bank–PR from the repricing of its short-term liabilities during a rising interest rate environment. These agreements end on September 11, 2007, and September 12, 2007, respectively. The interest rate to be received on these swap agreements is 100% of the three-month LIBOR rate (2.47%, each one, at December 31, 2004) and the fixed interest rate to be paid is 3.6875% and 3.655%, respectively. These swaps did not qualify as hedges in accordance with SFAS 133, and, therefore, changes in fair value are recorded in current operations as part of net gain (loss) on securities held for trading in the Consolidated Financial Statements of Income.
At December 31, 2004, Doral Financial, at the parent company level, had an additional three interest rate swap agreements outstanding (with an aggregate notional amount of $500 million), ending in November 2009. The interest rate to be received on these swap agreements is 100% of the three-month LIBOR and the average fixed interest rate to be paid is 3.894%. Interest rate swap agreements are recorded at fair value with changes in the fair value reflected in net gain (loss) on securities held for trading of the Consolidated Statements of Income.
Doral Financial purchased various interest rate caps and collars, intended to protect the Company against rising interest rates. Interest rate caps represent the right to receive cash if a reference interest rate rises above a contractual strike price. Interest rate collars represent the right to receive payments so long as interest rates fluctuate within a negotiated range. The following table summarizes interest rate caps and collars outstanding at December 31, 2004.

(Dollars In thousands)
Notional			Premium
Amount	Maturity Date	Entitled Payments Conditions	Paid	Fair Value
$200,000	June, 2006	Excess 3-month LIBOR and 5.0%	$4,865	$39

$400,000	March, 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,760	$396

$600,000	September, 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,570	$1,062

$100,000	February, 2008	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.0%	$955	$346

$100,000	April, 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$1,000	$373

$200,000	April, 2008	Excess 3-month LIBOR and 8.0% provided that 3-month LIBOR is less than 10.0%	$353	$56

$300,000	July, 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$2,715	$1,457

$200,000	December, 2009	Excess 3-month LIBOR and 3.95%	$5,970	$6,380
These instruments are recorded at fair value with changes in the fair value reflected in net gain (loss) on securities held for trading of the Consolidated Statements of Income.
34. Segment Information
The Company operates in four reportable segments identified by line of business: mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in

Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Investment activities by Doral Bank–PR and by Doral Financial at the parent company level through their respective international banking entities are included within the banking and mortgage banking segments, respectively. During 2004, the Company phased out the operation of its international banking entity organized as a division at the parent company level.
The Company monitors the performance of its reportable segments based on pre-established goals for different financial parameters such as net income, interest rate spread, loan production and increase in market share.
The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies (see Note 3).
The following tables present net interest income, non-interest income, net income and identifiable assets for each of the Company’s reportable segments for the periods presented as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Net interest income
Reportable segments:
Mortgage banking and risk management	$134,268	$95,012	$60,769
Banking	181,101	125,994	96,094
Institutional securities	3,439	3,601	2,616
Insurance agency	5,269	2,037	1,133
Intersegment eliminations(1)	9,592	7,787	3,437

Consolidated net interest income	$333,669	$234,431	$164,049

Non-interest income (loss)
Reportable segments:
Mortgage banking and risk management	$(104,830)	$36,009	$78,498
Banking	116,854	84,543	81,938
Institutional securities	4,394	7,784	8,780
Insurance agency	10,603	7,931	7,373
Intersegment eliminations(1)	(6,889)	(14,434)	(9,959)

Consolidated non-interest income	$20,132	$121,833	$166,630

Net income
Reportable segments:
Mortgage banking and risk management	$30,461	$24,641	$61,350
Banking	165,521	108,347	98,485
Institutional securities	4,366	5,551	4,397
Insurance agency	10,932	6,058	4,871
Intersegment eliminations(1)	3,514	(2,459)	(2,221)

Consolidated net income	$214,794	$142,138	$166,882

Identifiable assets
Reportable segments:
Mortgage banking and risk management	$6,086,597	$4,636,273	$3,754,184
Banking	11,725,731	7,192,090	5,477,565
Institutional securities	155,612	160,717	480,212
Insurance agency	93,460	48,611	33,382
Intersegment eliminations(1)	(225,738)	(282,463)	(398,730)

Consolidated total identifiable assets	$17,835,662	$11,755,228	$9,346,613

(1)	For purposes of the intersegment eliminations in the above table, income includes direct intersegment loan origination costs amortized as a yield adjustment and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the Corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

The breakdown of non-interest income for the mortgage banking and banking segments, for the periods presented, follows:

	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Mortgage Banking and Risk Management
Non-interest income:
Net (loss) gain on mortgage loan sales and fees	$(41,823)	$52,821	$47,766
Investment activities (loss) income	(68,477)	(44,860)	38,426
Servicing income (loss)	1,273	26,214	(9,232)
Commissions, fees and other income	4,197	1,834	1,538

Total mortgage banking non-interest income	$(104,830)	$36,009	$78,498

Banking
Non-interest income:
Net gain on mortgage loan sales and fees	$127,884	$49,141	$27,822
Investment activities (loss) income	(28,387)	24,398	45,678
Servicing income (loss)	214	(1,399)	(572)
Commissions, fees and other income	17,143	12,403	9,010

Total banking non-interest income	$116,854	$84,543	$81,938

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Net interest income
Reportable operations:
Puerto Rico	$319,721	$223,628	$149,765
Mainland U.S.	13,814	10,743	15,069
Interoperation eliminations	134	60	(785)

Consolidated net interest income	$333,669	$234,431	$164,049

Non-interest income
Reportable operations:
Puerto Rico	$18,714	$118,004	$163,217
Mainland U.S.	1,644	4,219	6,208
Interoperation eliminations	(226)	(390)	(2,795)

Consolidated non-interest income	$20,132	$121,833	$166,630

Net income
Reportable operations:
Puerto Rico	$212,795	$140,181	$163,948
Mainland U.S.	1,830	2,068	6,514
Interoperation eliminations	169	(111)	(3,580)

Consolidated net income(1)	$214,794	$142,138	$166,882

Identifiable assets
Reportable operations:
Puerto Rico	$17,320,196	$11,323,559	$8,947,403
Mainland U.S.	569,665	526,207	539,230
Interoperation eliminations	(54,199)	(94,538)	(140,020)

Consolidated total identifiable assets	$17,835,662	$11,755,228	$9,346,613

(1)	Net of an income tax benefit of $86.9 million for 2004, and an income tax expense of $22.2 million and $7.4 million related to Puerto Rico operations for 2003 and 2002, respectively. For the year ended December 31, 2004, 2003 and 2002, the provision for income taxes for the Company’s U.S. subsidiaries amounted to $1.4 million, $1.7 million and $5.9 million.

35. Quarterly Results of Operations (Unaudited)
Financial data showing results for each of the quarters in 2004, 2003 and 2002 (as restated) are presented below. These results are unaudited. Because certain of the data set forth in the following tables has been restated from amounts previously reported on the Form 10-Q for the applicable period, the following tables reconcile the quarterly information presented with those previously reported. See Note 1 herein for a description of the adjustments reflected in the restated financial statements.

(In thousands, except per share data)	1st		2nd		3rd		4th
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
2004
Interest income	$126,099	$159,024	$137,937	$171,733	$146,399	$186,795	$160,412	$201,203
Net interest income	59,053	76,673	66,646	83,886	69,854	89,674	70,345	83,436
Provision (recovery) for loan losses	1,561	2,834	2,612	3,591	325	5,383	1,009	(1,424)
Non-interest income (loss)	114,762	2,470	126,580	12,058	130,907	(3,140)	78,135	8,744
Income before income taxes	126,314	31,208	140,072	39,971	146,215	26,500	89,122	31,624
Net income	103,577	34,953	114,906	29,606	120,628	24,083	150,514	126,152
Earnings per common share — Basic	0.88	0.25	0.99	0.20	1.04	0.14	1.32	1.09
Earnings per common share — Diluted	0.83	0.24	0.93	0.19	0.97	0.14	1.22	1.02

2003
Interest income	$109,610	$129,913	$109,204	$132,952	$109,752	$138,017	$124,004	$153,795
Net interest income	41,277	50,222	39,906	51,829	42,933	59,352	57,364	73,028
Provision for loan losses	4,778	2,641	3,618	1,557	2,913	3,235	2,776	4,146
Non-interest income (loss)	91,419	37,468	99,204	37,258	110,897	55,025	110,252	(7,918)
Income before income taxes	83,355	42,766	89,525	44,866	102,676	66,391	117,809	12,031
Net income (loss)	69,987	36,017	74,977	41,655	81,681	70,603	94,654	(6,137)
Earnings (loss) per common share — Basic	0.61	0.29	0.66	0.35	0.72	0.61	0.80	(0.13)
Earnings (loss) per common share — Diluted	0.60	0.29	0.64	0.34	0.70	0.60	0.76	(0.13)

2002
Interest income	$97,083	$114,978	$105,330	$124,394	$105,369	$115,555	$107,818	$124,697
Net interest income	35,886	40,036	37,677	43,193	39,246	36,054	39,613	44,766
Provision for loan losses	748	557	989	1,602	2,055	472	3,637	1,857
Non-interest income	49,609	19,490	57,759	36,857	67,992	62,099	80,033	48,184
Income before income taxes	54,119	28,423	60,447	43,234	69,386	58,626	77,024	49,947
Net income	46,540	25,415	51,987	43,658	58,284	58,479	64,157	39,330
Earnings per common share — Basic	0.41	0.21	0.46	0.38	0.50	0.50	0.56	0.33
Earnings per common share — Diluted	0.40	0.21	0.45	0.37	0.49	0.50	0.55	0.32

36. Doral Financial Corporation (Holding Company Only) Financial Information
The following condensed financial information presents the financial position of the holding company only as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004.

Doral Financial Corporation
(Parent Company Only)
Statements of Financial Condition
	As of December 31,
	2004	2003
(In thousands)	(As Restated)	(As Restated)
Assets:

Cash and cash equivalents	$720,643	$174,668

Investment securities:
Trading securities, at fair value	211,638	249,908
Securities available for sale, at fair value	339,158	864,619
Securities held to maturity, at amortized cost	67,598	121,777

Total investment securities	618,394	1,236,304

Mortgage loans held for sale, at lower of cost or market	3,783,205	2,237,488
Loans receivable, net	70,937	82,586
Servicing assets, net	123,330	128,513
Premises and equipment, net	9,522	6,258
Other assets	248,313	206,444
Investments in subsidiaries, at equity	1,115,240	825,751

Total assets	$6,689,584	$4,898,012

Liabilities and Stockholders’ Equity:

Securities sold under agreements to repurchase	$695,878	$1,033,953
Loans payable	3,488,451	2,024,008
Notes payable	1,044,912	509,638
Accounts payable and other liabilities	175,726	148,051
Stockholders’ equity	1,284,617	1,182,362

Total liabilities and stockholders’ equity	$6,689,584	$4,898,012

Doral Financial Corporation
(Parent Company Only)
Statements of Income

	For the year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Income:
Interest income	$283,283	$217,944	$198,011
Net (loss) gain on mortgage loan sales and fees	(75,117)	17,252	18,553
Net (loss) gain on securities held for trading	(59,410)	(54,223)	23,671
Net (loss) gain on sale of investment securities	(7,431)	11,385	11,107
Servicing income (loss), net of amortization and impairment	1,272	26,214	(9,232)
Other income	2,144	80	618

Total income	144,741	218,652	242,728

Expenses:
Interest expense	156,371	134,496	148,541
Loan servicing, administrative and general expenses	76,543	62,707	53,431
Provision for loan and lease losses	1,203	837	545

Total expenses	234,117	198,040	202,517

(Loss) gain before income taxes and equity in earnings of subsidiaries	(89,376)	20,612	40,211

Income tax (expense) benefit	(20,305)	(8,095)	6,970

Equity in undistributed earnings of subsidiaries	324,475	129,621	119,701

Net income	$214,794	$142,138	$166,882

Doral Financial Corporation
(Parent Company Only)
Statements of Cash Flows
	Year ended December 31,
	2004	2003	2002
(In thousands)	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$214,794	$142,138	$166,882

Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(324,475)	(129,621)	(119,701)
Depreciation and amortization	1,133	1,339	1,829
Amortization and impairment of servicing assets	37,208	9,060	42,055
Provision for losses on loans and real estate held for sale	1,203	837	545
Stock-based compensation recognized	9,709	4,491	—
Deferred tax provision	(35,433)	2,636	(6,970)
Originations and purchases of mortgage loans held for sale	(3,968,341)	(3,567,136)	(2,859,562)
Principal repayments and sales of mortgage loans held for sale	1,506,322	1,956,180	1,643,558
Decrease in trading securities	938,277	1,183,370	330,611
Increase in servicing assets, prepaid expenses and other assets	(26,805)	(109,846)	(61,846)
Increase in accounts payable and other liabilities	32,312	146,453	106,659

Total adjustments	(1,828,890)	(502,237)	(922,822)

Net cash used in operating activities	(1,614,096)	(360,099)	(755,940)

Cash flows from investing activities:
Principal repayments and maturities of securities held to maturity	54,178	—	44,434
Purchases of securities held to maturity	—	(177,651)	—
Purchases of securities available for sale	(2,720,443)	(3,093,218)	(2,505,957)
Principal repayments and sales of securities available for sale	3,256,654	2,548,001	3,448,756
Origination of loans receivable	(64,280)	(101,276)	(85,054)
Principal repayment of loans receivable	74,727	86,935	69,317
Additions to premises and equipment	(4,397)	(2,473)	(2,114)

Net cash provided by (used in) investing activities	596,439	(739,682)	969,382

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	(338,075)	(16,119)	(298,012)
Increase in loans payable	1,464,443	527,362	256,619
Increase (decrease) in notes payable	535,274	(1,226)	91,806
Issuance of preferred stock, net	—	336,506	100,012
Issuance of common stock, net	33	744	1,149
Dividends paid	(98,043)	(63,519)	(43,888)
Cash paid in lieu of fractional shares	—	(70)	(27)

Net cash provided by financing activities	1,563,632	783,678	107,659

Net increase (decrease) in cash and cash equivalents	545,975	(316,103)	321,101
Cash and cash equivalents at beginning of year	174,668	490,771	169,670

Cash and cash equivalents at the end of year	$720,643	$174,668	490,771

As a state non-member bank, Doral Bank-PR’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank-PR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels described in Note 4, above. At December 31, 2004, Doral Bank-PR’s restricted net assets amounted to $437.3 million which may not be transferred to the parent in the form of dividends.
Savings banks, such as Doral Bank-NY, that meet all applicable capital requirements may make distributions in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income from the proceeding two years, without an application to the OTS. At December 31, 2004, Doral Bank-NY’s restricted net assets amounted to $22.5 million which may not be transferred to the parent in the form of dividends.

37. Subsequent Events
General
Following the announcement of the restatement on April 19, 2005, a number of significant events occurred, including:
•	The conclusion by Doral Financial’s management, under the oversight of the Audit Committee of the Board of Directors, of an internal review of the Company’s books, records and accounting practices;

•	The conclusion of an independent investigation relating to the Company by Latham & Watkins LLP, outside counsel to the independent directors and the Audit Committee of the Board of Directors;

•	The commencement of a formal investigation by the SEC into the matters surrounding the restatement, and the receipt of a Grand Jury document subpoena from the U.S. Attorney’s Office for the Southern District of New York;

•	The initiation of numerous private lawsuits, including purported class action lawsuits alleging violations of federal securities laws and shareholders derivative actions alleging among other things breach of fiduciary duties owed to the Company;

•	The delisting of the Company’s 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C from The Nasdaq Stock Market because of Doral Financial’s failure to comply with the reporting requirements for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14);

•	The successful completion of a consent solicitation pursuant to which bondholders under the Company’s senior indenture agreed to temporarily forbear their right to declare an event of default as a result of the Company’s failure to comply with its reporting obligations under the senior indenture and the redemption in whole of the Company’s $75 million 7.84% Senior Notes due October 10, 2006;

•	The identification of various material weaknesses in the Company’s internal control over financial reporting;

•	The downgrade of the Company’s credit ratings by Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., Moody’s Investor Service and Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A.; and

•	The receipt of inquiries from federal banking regulators regarding the status and impact of the restatement and related safety and soundness concerns, including the receipt on February 9, 2006 of a notification from the OTS directory Doral Bank-NY that, until further notice, it could not pay any dividend or extend credit to, or enter into asset purchase and sale transactions with, Doral Financial, without the prior written consent of the OTS.
Corporate Governance
Changes in Board Structure. On July 14, 2005, the Board of Directors of the Company approved certain amendments to the By-laws of the Company, including amendments to provide for a non-executive Chairman of the Board of Directors. On that same date the Board of Directors unanimously elected John A. Ward, III, as non-executive Chairman of the Board of Directors. The appointment of a non-executive Chairman of the Board of Directors is an important element in Doral Financial’s corporate governance structure and is intended to ensure objectivity regarding management, business strategy, controls and procedures and performance.
While Mr. Ward agreed to serve as interim Chief Executive Officer after the resignation of the former chief executive officer as described below, the Board of Directors is in the process of searching for a new permanent chief executive officer and currently intends to maintain the chairmanship position separate from the position of chief executive officer. It is expected that Mr. Ward will remain as non-executive Chairman of the Board of Directors after a new chief executive officer is appointed.
Changes in Senior Management. Following the announcement of the restatement, the Company has implemented significant changes to its senior management. In particular, the Board of Directors asked for and accepted the resignations of Salomón Levis, former chief executive officer and member of the board, Mario S. Levis, former treasurer, and David Levis, former director emeritus from their positions at Doral Financial. In addition, the Board of Directors asked for the resignation of Ricardo Meléndez, former chief financial officer. When that resignation was not tendered, Mr. Meléndez was terminated from his position at Doral Financial.
On August 19, 2005, the Board of Directors of Doral Financial appointed John A. Ward, III as interim Chief Executive Officer, and Lidio Soriano as interim Chief Financial Officer. In addition, on that same date, the Board of Directors appointed Julio Micheo as Treasurer.
On December 19, 2005, the Board of Directors determined that it was in the best interest of the Company to seek a replacement to lead its internal audit function and accepted the resignation of Oscar Aponte. Until the Company is able to identify a suitable replacement to lead its internal audit function, a senior member of the internal audit staff will act as Internal Auditor on an interim basis.
In addition, on January 31, 2006, Mr. Ward assumed the duties of President and Chief Operating Officer of Doral Financial following Zoila Levis’ decision to retire from her positions at the Company. Mrs. Levis continues to serve as a member of Doral Financial’s Board of Directors.
The departures of officers during 2005 resulted in the forfeiture of 542,500 stock options that would have been exercisable during 2005 and 2006.
Legal Proceedings
Class Action Lawsuits. Following the announcement of the restatement, Doral Financial and certain of its officers and directors and former officers and directors, were named as defendants in eighteen purported class action lawsuits filed between April 20, 2005 and June 14, 2005, alleging violations of federal securities laws. Sixteen of these actions were filed in the U.S. District Court for the Southern District of New York and two were filed in the U.S. District Court for the District of Puerto Rico. These lawsuits, brought on behalf of shareholders who purchased Doral Financial securities as early as May 15, 2000 and as late as May 26, 2005, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period, failing to disclose material information concerning the valuation of the Company’s IOs, and misleading investors as to Doral’s vulnerability to interest rate increases. The two actions not initially filed in the U.S. District Court for the Southern District of New York have been transferred there by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with the actions previously filed there before Judge Richard Owen. On February 8, 2006, Judge Owen entered an order appointing the West Virginia Investment Management Board as lead plaintiff and approving the selection of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiffs’ counsel. These lawsuits are in very early stages and seek unspecified compensatory damages, costs and expenses.
Shareholder Derivative Lawsuits. Certain officers and directors and former officers and directors of the Company were also named as defendants in four shareholder derivative actions filed in the U.S. District Court for the Southern District of New York between June 2, 2005 and June 13, 2005. These derivative actions purport to bring claims on behalf of the Company based principally on allegations that Doral Financial’s officers and directors allowed Doral Financial to use inadequate procedures and financial controls in connection with the Company’s financial statements and made misstatements to the public concerning the Company’s financial controls and financial performance. These four derivative actions, which are in very early stages, are pending before Judge Owen and have been consolidated with the class actions during pretrial proceedings. The relief sought in these derivative actions includes contribution in respect of the securities actions, unspecified compensatory damages on behalf of Doral Financial, disgorgement of defendants’ profits and compensation, equitable and/or injunctive relief, costs and other expenses.
Other Lawsuits. On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its officers and directors and former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 30, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by the former Chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced Corrupt Organizations (RICO) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs, and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided.
In addition, on October 14, 2005, the Company, a director and certain former officers and directors of the Company were named as defendants in an action brought by an individual plaintiff filed in the U.S. District Court for the Southern District of New York, alleging violations of federal securities laws and various Kentucky state laws similar to those alleged in the class action lawsuits. Plaintiff seeks compensatory damages in the amount of $292,000 for losses the plaintiff allegedly incurred in connection with Doral Financial securities purchased between January 19, 2005 and March 18, 2005, as well as unspecified punitive damages, interest, costs and other expenses. This action is at a very early stage, is pending before Judge Owen and has been consolidated with the class and derivative actions for pretrial proceedings.
Doral Financial cannot predict the outcome of the matters described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of these matters. Accordingly, no reserve is being established in Doral Financial’s financial statements at this time. Doral Financial cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Doral Financial.
Other Legal Matters. On April 19, 2005, the SEC informed Doral Financial that it is conducting an inquiry into Doral Financial’s accounting and disclosure practices related to the April 19, 2005 announcement that it would restate its financial results, and the underlying issues related to the restatement. Subsequently, the SEC issued a formal order of investigation in connection with the previously announced informal inquiry into the Company’s restatement of its consolidated financial statements. The Company is cooperating with the SEC in connection with this investigation.
On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter, including by producing documents and other information in response to the subpoena.
Doral Financial is also responding to inquiries and requests for documents from the Federal Reserve and the other banking regulators of the Company and its subsidiaries regarding the issues arising from the restatement and internal controls. Doral Financial is cooperating with these inquiries and requests.