Form 10-Q
period 2005-03-31
DORAL FINANCIAL CORP
filed 2006-05-03
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 0-17224
DORAL FINANCIAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico (State or other jurisdiction of incorporation or organization)	66-0312162 (I.R.S. employer identification number)

1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico (Address of principal executive offices)	00920-2717 (Zip Code)
(787) 474-6700
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 107,930,236 outstanding as of May 10, 2005.

DORAL FINANCIAL CORPORATION
INDEX PAGE

i

EXPLANATORY NOTE
     On February 27, 2006, Doral Financial Corporation filed its amended 2004 Annual Report on Form 10-K, which included a restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002. This Quarterly Report on Form 10-Q includes financial information for the three month period ended March 31, 2004 as restated.
     In connection with the restatement, Doral Financial identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2004, as set forth in greater detail under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K. Doral Financial is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting and has taken significant actions to address these material weaknesses, as set forth under “—Remediation of Material Weaknesses,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K.
     The filing of this Quarterly Report on Form 10-Q was delayed because of the work necessary to complete the restatement of Doral Financial’s previously filed consolidated financial statements. For more information on the results of the restatement, see Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements” and “—Restatement of Previously Issued Financial Statements” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Doral Financial’s amended 2004 Annual Report on Form 10-K. For more information on the impact of the restatement on the Company’s financial statements for the three month period ended March 31, 2004, please refer to Note “c” to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
FORWARD LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, the Company may make forward-looking statements in its press releases or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.
     The Company caution readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent the Company’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	potential adverse developments in connection with the ongoing Securities and Exchange Commission (‘SEC”) investigation or the request for information from the U.S. Attorney’s Office for the Southern District of New York;

•	potential adverse developments from ongoing enforcement actions by bank regulatory agencies;

•	potential adverse developments in connection with ongoing shareholder litigation against the Company;

•	risks associated with the Company’s inability to prepare and timely file financial statements;

•	potential further downgrades in the credit ratings of the Company’s securities;

•	risks arising from material weaknesses in the Company’s internal control over financial reporting; and

•	developments from changes in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Investors should carefully consider these factors and the risk factors outlined under “— Certain Factors That May Affect Future Results” under Item 1, Business, in Doral Financial’s amended 2004 Annual Report on Form 10-K.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2005	2004
ASSETS
Cash and due from banks	$76,287	$64,940

Money market investments:
Money market investments with creditors’ right to repledge	894,768	806,849
Other money market investments	1,783,731	1,663,937

Total money market investments	2,678,499	2,470,786

Pledged investment securities that can be repledged:

Securities held for trading, at fair value (includes fair value of IOs of $12,233 in 2005; $14,673 in 2004)	261,525	283,372
Securities available for sale, at fair value	5,020,861	4,224,168
Securities held to maturity, at amortized cost (market value of $2,103,362 in 2005; $2,062,312 in 2004)	2,148,460	2,100,303

Total pledged investment securities that can be repledged	7,430,846	6,607,843

Other investment securities:

Securities held for trading, at fair value (includes fair value of IOs of $84,080 in 2005; $112,688 in 2004)	228,911	205,698
Securities available for sale, at fair value	150,434	758,340
Securities held to maturity, at amortized cost (market value of $49,801 in 2005; $191,381 in 2004)	51,488	201,392
Federal Home Loan Bank of NY (FHLB) stock, at cost	83,620	86,120

Total other investment securities	514,453	1,251,550

Total investment securities	7,945,299	7,859,393

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors right to repledge	4,014,954	3,282,152
Other mortgage loans held for sale, at lower of cost or market	1,500,228	1,640,355
Loans receivable, net of allowance for loan and lease losses (2005 - $24,255; 2004 - $20,881)	1,794,028	1,747,699

Total loans	7,309,210	6,670,206

Receivables and mortgage-servicing advances	64,973	99,727
Accounts receivable from investment sales	91,975	40,052
Accrued interest receivable	64,125	73,547
Servicing assets, net	129,696	123,586
Premises and equipment, net	147,154	146,551
Real estate held for sale, net	18,390	20,072
Deferred tax asset	214,818	217,024
Other assets	45,887	49,778

Total assets	$18,786,313	$17,835,662

LIABILITIES
Deposits:
Non-interest-bearing deposits	$498,122	$459,360
Interest-bearing deposits	3,035,969	3,183,720
Securities sold under agreements to repurchase	6,840,375	6,305,163
Advances from FHLB	1,244,500	1,294,500
Loans payable	4,569,174	3,638,507
Notes payable	1,095,543	1,095,977
Accounts payable from investment purchases	37,564	325,740
Accrued expenses and other liabilities	221,499	248,078

Total liabilities	17,542,746	16,551,045

Commitments and contingencies (Note w)

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2005 and 2004, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,930,236 and 107,908,862 shares issued and outstanding in 2005 and 2004, respectively	107,930	107,909
Additional paid-in capital	164,164	161,639
Legal surplus	22,716	22,716
Retained earnings	504,266	492,786
Accumulated other comprehensive loss, net of income tax benefit of $5,032 in 2005 and $4,591 in 2004	(128,759)	(73,683)

Total stockholders’ equity	1,243,567	1,284,617

Total liabilities and stockholders’ equity	$18,786,313	$17,835,662

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
		2004
	2005	(As Restated)
Interest income:
Loans	$109,746	$101,442
Mortgage-backed securities	52,568	17,743
Interest-only strips (“IOs”)	3,300	3,213
Investment securities	32,829	33,109
Other interest-earning assets	16,099	3,517

Total interest income	214,542	159,024

Interest expense:
Deposits	22,457	18,982
Securities sold under agreements to repurchase	50,458	22,672
Advances from FHLB	12,479	11,786
Loans payable	42,187	17,468
Notes payable	12,895	11,443

Total interest expense	140,476	82,351

Net interest income	74,066	76,673

Provision for loan and lease losses	4,047	1,769

Net interest income after provision for loan and lease losses	70,019	74,904

Non-interest income:
Net gain on mortgage loan sales and fees	7,940	22,067
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	6,636	(27,676)
Net gain on sale of investment securities	4,844	17,490
Servicing income (loss), net of amortization and impairment/recovery	8,815	(16,579)
Commissions, fees and other income	7,766	7,168

Total non-interest income	36,001	2,470

Non-interest expenses:
Compensation and benefits	25,589	20,261
Taxes, other than payroll and income taxes	2,352	2,210
Advertising	4,342	3,190
Professional services	3,973	2,422
Communication and information systems	4,824	3,280
Occupancy and other office expenses	7,163	5,799
Depreciation and amortization	4,953	4,012
Other	3,211	4,992

Total non-interest expenses	56,407	46,166

Income before income taxes	49,613	31,208

Income tax (expense) benefit	(10,384)	3,745

Net income	$39,229	$34,953

Net income attributable to common shareholders	$30,904	$26,628

Net income per common share:

Basic	$0.29	$0.25

Diluted	$0.28	$0.24

Dividends per common share	$0.18	$0.12

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
		2004
	2005	(As Restated)
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,909	107,904
Shares issued under stock option plan	21	4

Balance at end of period	107,930	107,908

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	161,639	151,902
Common shares issued under stock option plan	98	21
Stock-based compensation recognized	2,427	2,427

Balance at end of period	164,164	154,350

LEGAL SURPLUS	22,716	14,155

RETAINED EARNINGS:
Balance at beginning of period	492,786	384,596
Net income	39,229	34,953
Cash dividends declared on common stock	(19,424)	(12,948)
Cash dividends declared on preferred stock	(8,325)	(8,325)

Balance at end of period	504,266	398,276

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Balance at beginning of period	(73,683)	(49,445)
Other comprehensive (loss) income, net of deferred tax	(55,076)	39,134

Balance at end of period	(128,759)	(10,311)

Total stockholders’ equity	$1,243,567	$1,237,628

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
		2004
	2005	(As Restated)
Net income	$39,229	$34,953

Other comprehensive (loss) income, before tax:

Unrealized (losses) gains on securities arising during the period	(50,684)	59,196

Amortization of unrealized loss on securities reclassified to held to maturity	11	11

Reclassification of realized gains included in net income	(4,844)	(17,490)

Other comprehensive (loss) income, before tax	(55,517)	41,717

Income tax benefit (expense) related to items of other comprehensive (loss) income	441	(2,583)

Other comprehensive (loss) income	(55,076)	39,134

Comprehensive (loss) income, net of tax	$(15,847)	$74,087

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
		2004
	2005	(As Restated)
Cash flows from operating activities:
Net income	$39,229	$34,953

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation recognized	2,427	2,427
Depreciation and amortization	4,953	4,012
Amortization and impairment of servicing assets	1,520	26,595
Deferred tax provision (benefit)	3,079	(13,723)
Provision for loan and lease losses	4,047	1,769
Amortization of premium and accretion of discount on loans, investment securities and debt	4,735	1,648
Origination and purchases of mortgage loans held for sale	(1,593,846)	(1,290,378)
Principal repayment and sales of mortgage loans held for sale	749,070	786,570
Unrealized loss (gain) on securities held for trading	396	(907)
Purchases of securities held for trading	(1,308,269)	(1,414,323)
Principal repayment and sales of trading securities	1,179,006	2,006,221
Amortization and gain or loss in the fair value of IOs	36,371	1,996
Unrealized (gain) loss on derivative instruments	(22,711)	6,417
(Increase) decrease in derivative instruments	(20,429)	3,510
Purchases of servicing assets	(1,080)	(1,419)
Decrease in receivables and mortgage servicing advances	34,754	3,248
Decrease in accrued interest receivable	9,422	8,905
Decrease in other assets	3,459	11,107
Increase in accrued expenses and other liabilities	5,777	14,330

Total adjustments	(907,319)	158,005

Net cash (used in) provided by operating activities	(868,090)	192,958

Cash flows from investing activities:
Purchases of securities available for sale	(1,006,305)	(3,502,058)
Principal repayment and sales of securities available for sale	752,939	3,870,637
Purchases of securities held to maturity	—	(32,981)
Principal repayment and maturities of securities held to maturity	106,472	94,131
Decrease (increase) in FHLB stock	2,500	(4,400)
Origination of loans receivable	(246,320)	(250,144)
Principal repayment of loans receivable	192,765	167,793
Purchases of premises and equipment	(5,556)	(4,662)
Proceeds from sales of real estate held for sale	11,751	5,284

Net cash (used in) provided by investing activities	(191,754)	343,600

Cash flows from financing activities:
(Decrease) increase in deposits	(108,989)	232,538
Increase (decrease) in securities sold under agreements to repurchase	535,212	(127,813)
Proceeds from advances from FHLB	50,000	100,000
Repayment of advances from FHLB	(100,000)	(12,000)
Increase in loans payable:
Increase in warehousing lines and other credit facilities	205,338	105,591
Proceeds from secured borrowings, pledged to creditors	880,746	385,034
Repayment of secured borrowings, pledged to creditors	(155,417)	(131,831)
Proceeds from issuance of notes payable	—	—
Repayment of notes payable	(356)	(51)
Issuance of common stock, net	119	25
Dividends paid	(27,749)	(21,273)

Net cash provided by financing activities	1,278,904	530,220

Net increase in cash and cash equivalents	$219,060	$1,066,778
Cash and cash equivalents at beginning of period	2,535,726	954,722

Cash and cash equivalents at the end of period	$2,754,786	$2,021,500

Cash and cash equivalents includes:
Cash and due from banks	$76,287	$139,278
Money market investments	2,678,499	1,882,222

	$2,754,786	$2,021,500

Supplemental schedule of non-cash activities:
Loan securitizations	$208,891	$280,841

Loans foreclosed	$9,275	$4,485

Supplemental information for cash flows:
Cash used to pay interest	$140,859	$88,529

Cash used to pay income taxes	$176	$382

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”) and Doral Insurance Agency, Inc. (“Doral Agency”). References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the Company’s amended 2004 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

c.	As previously reported in the Company’s amended Form 10-K for the year ended December 31, 2004 filed with the SEC on February 27, 2006, the Company restated its audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002 to correct accounting errors and departures from GAAP. The following provides a brief description of the principal accounting adjustments included in the restatement of the Company’s consolidated financial statements and the effect of the adjustments on the Company’s Consolidated Statements of Financial Condition as of March 31, 2004, its Consolidated Statements of Income for the three-month period ended March 31, 2004 and its Consolidated Statements of Cash Flows for the three-month period ended March 31, 2004. All financial information for the three-month period ended March 31, 2004 included in any subsequent notes is presented on a restated basis. A more detailed description of the accounting adjustments made in connection with the restatement, as well as a background discussion of the restatement, is included in Note 1 “—Restatement of Previously Issued Financial Statements — Summary of Accounting Adjustments by Category” to Doral Financial audited Consolidated Financial Statements, included in the Company’s amended 2004 Annual Report on Form 10-K.

As part of the restatement process, the Company’s management identified a number of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004, including a material weakness in the Company’s control environment. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003.

The Company classified the accounting practices and related adjustments that were affected by the restatement into six categories, as set forth below. The classification involves subjective judgments by management, and particular accounting errors may fall within more than one category.

Recharacterization of mortgage loan sale transactions as secured borrowings. In prior periods, the Company had inaccurately recorded as sales certain transfers of mortgage loans to certain local financial institutions. Certain of the Company’s mortgage loan transfers included or likely included recourse provisions, which had not been captured by the Company’s financial reporting process. The Company determined that such transfers did not qualify as sales under Statement of Financial Accounting Standard (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Liabilities (“SFAS 140”), because the transfers did not satisfy the “reasonable assurance” standard of SFAS 140 regarding the isolation of assets in bankruptcy. In addition, the Company decided to reverse a number of transactions involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transactions, were similar. The decision followed a determination that there was insufficient contemporaneous documentation to substantiate the business purpose for these transactions in light of the timing and similarity of the purchase and sale amounts and other terms of the transactions. As part of the restatement, the Company recorded all such transfers as loans payable secured by mortgage loans and reversed the gains previously recognized on these transfers.
Valuation of IOs. The Company determined that its previous IO valuation was not in accordance with GAAP and corrected its methodology for the valuation of its IOs based on the following factors:
•	Use of implied forward LIBOR rates;

•	Market-based prepayment and discount rate determination methodology; and

•	Separate valuation of elements of the IO, including variable or fixed spread, as well as caps and floors.
In addition, the Company corrected the characterization of certain of its retained interests between IOs and servicing assets and recorded certain transfers of IOs, which had been previously incorrectly recorded as sales, as loans payable collateralized by such IOs.
Accounting for servicing assets. In the past, the Company incorrectly extrapolated the value of the Company’s servicing assets (“MSRs”)related to non-conforming loans from the third-party valuation received for servicing assets with respect to its conforming loan portfolio. As part of the restatement process, the Company engaged a third party to perform a valuation of its entire servicing asset portfolio. The new external valuation relies on a market approach instead of an economic approach to value the portfolio as the Company determined that the market approach results in a better measure of fair value for its entire servicing asset portfolio. The restated value of the Company’s servicing asset portfolio also reflects (1) the reclassification of some of the Company’s retained assets between servicing assets and IOs and (2) the derecognition of certain servicing assets as a result of the recharacterization of certain mortgage loan sales as secured borrowings, in each case as discussed above.
Accounting for derivative instruments and investment securities. As part of the restatement, the Company corrected the accounting for certain commitments to purchase fixed rate loan pools. Following the restatement, the Company treats such transactions as derivatives and recognizes changes in fair value when incurred. In addition, among other things, the Company corrected the valuation of certain investments in collateralized mortgage obligations and tax-exempt GNMAs. As part of the restatement, the Company determined that the values provided by an external broker for some collateralized mortgage obligations were incorrect and determined that the use of a reserve account for its tax-exempt GNMA securities was a misapplication of GAAP.
Provision for loan and lease losses. As part of the restatement process, the Company reversed all charges to the allowance for loan and lease losses allocated to its mortgage loans held for sale portfolio, because according to GAAP the credit risk inherent in the mortgage loans held for sale portfolio should be considered as part of the lower of cost or market analysis. The Company also made other minor corrections to its allowance for loan and lease losses.
Other accounting adjustments. As part of the restatement, the Company also made corrections with respect to the lower of cost or market valuation allowance, obligations for loans sold with recourse, the accounting for certain defaulted loans, the accounting for the deferral and recognition of loan origination fees and costs and the accounting for rent expense under operating leases.
Miscellaneous adjustments. In addition to the adjustments described above, Doral identified other accounting errors that required additional corrections and reclassifications. These corrections related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
various aspects of the Company’s consolidated financial statements, including adjustments to its allowance for bad debts, servicing- related activities and incentive compensation. Some of these adjustments had been previously identified but were considered not to be material and, thus, did not require correction.
The impact of these corrections on net income, basic and diluted earnings per share for the quarter ended March 31, 2004 is summarized as follows:

Quarter Ended
March 31,
2004
Net income, as previously reported	$103,577
Pre-tax restatement adjustments:
Recharacterization of mortgage loan sale transactions as secured borrowings	(74,380)
Valuation of IOs	4,360
Accounting for servicing assets	(23,201)
Accounting for derivative instruments and investment securities	(396)
Provision for loan and lease losses	(1,273)
Other accounting adjustments	(216)

Total pre-tax restatement adjustments	(95,106)
Income tax impact of restatement adjustments	26,482

Total net restatement adjustments	(68,624)

Net income, as restated	$34,953

Basic earnings per common share, as previously reported	$0.88
Effect of adjustments	(0.69)

Basic earnings per common share, as restated	$0.19

Diluted earnings per common share, as previously reported	$0.86
Effect of adjustments	(0.68)

Diluted earnings per common share, as restated	$0.18

The following table summarizes the impact of all restatement adjustments on previously reported net income, basic and diluted earnings per share for the quarter ended March 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended March 31, 2004
	Previously		As
(Dollars in Thousands, except per share information)	Reported	Adjustments	Restated
Interest income:
Loans	$60,136	$41,306	$101,442
Mortgage-backed securities	17,470	273	17,743
Interest-only strips (“IOs”)	12,384	(9,171)	3,213
Investment securities	32,592	517	33,109
Other interest-earning assets	3,517	—	3,517

Total interest income	126,099	32,925	159,024

Interest Expense:
Deposits	18,982	—	18,982
Securities sold under agreements to repurchase	22,672	—	22,672
Advances from FHLB	11,786	—	11,786
Loans payable	1,405	16,063	17,468
Notes payable	12,201	(758)	11,443

Total interest expenses	67,046	15,305	82,351

Net interest income	59,053	17,620	76,673

Provision for loan and lease losses	1,561	208	1,769

Net interest income after provision for loan and lease losses	57,492	17,412	74,904

Non-interest income:
Net gain on mortgage loan sales and fees	136,856	(114,789)	22,067
Net loss on securities held for trading	(48,614)	20,938	(27,676)
Net gain on sale of investment securities	16,150	1,340	17,490
Servicing income (loss), net of amortization and impairment	1,689	(18,268)	(16,579)
Commissions, fees and other income	8,681	(1,513)	7,168

Total non-interest income	114,762	(112,292)	2,470

Non-interest expenses:
Compensation and benefits	19,757	504	20,261
Taxes, other than payroll and income taxes	2,210	—	2,210
Advertising	3,190	—	3,190
Professional services	2,422	—	2,422
Communication and information systems	3,280	—	3,280
Occupancy and other office expenses	5,689	110	5,799
Depreciation and amortization	4,272	(260)	4,012
Other	5,120	(128)	4,992

Total non-interest expenses	45,940	226	46,166

Income before income taxes	126,314	(95,106)	31,208

Income tax (expense) benefit	(22,737)	26,482	3,745

Net Income	$103,577	$(68,624)	$34,953

Net income per common share:

Basic	$0.88	$(0.63)	$0.25

Diluted	$0.86	$(0.62)	$0.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the impact of all restatement adjustments on the previously reported Consolidated Statement of Financial Condition as of March 31, 2004.
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	March 31, 2004
	Previously		As
(Dollars in Thousands, except share information)	Reported	Adjustments	Restated
Assets
Cash and due from banks	$139,278	$—	$139,278

Money market investments	1,882,222	—	1,882,222

Investment securities:
Securities held for trading, at fair value	992,683	(540,001)	452,682
Securities available for sale, at fair value	2,633,010	—	2,633,010
Securities held to maturity, at amortized cost	2,057,647	926	2,058,573
Federal Home Loan Bank of NY (FHLB) stock, at cost	86,120	—	86,120

Total investment securities	5,769,460	(539,075)	5,230,385

Loans:
Mortgage loans held for sale, at lower of cost or market	1,882,128	2,082,716	3,964,844
Loans receivable, net of allowance for loan and lease losses	1,497,008	(3,855)	1,493,153

Total loans	3,379,136	2,078,861	5,457,997

Receivables and mortgage-servicing advances	88,009	(5,822)	82,187
Accounts receivable from investment sales	335,285	—	335,285
Accrued interest receivable	54,528	2,806	57,334
Servicing assets, net	176,401	(66,519)	109,882
Premises and equipment, net	136,427	(87)	136,340
Real estate held for sale, net	18,564	868	19,432
Deferred tax asset	—	71,516	71,516
Other assets	33,277	—	33,277

Total assets	$12,012,587	$1,542,548	$13,555,135

Liabilities
Deposits	$3,203,810	—	3,203,810
Securities sold under agreements to repurchase	3,475,129	—	3,475,129
Advances from FHLB	1,294,500	—	1,294,500
Loans Payable	283,925	2,089,052	2,372,977
Notes payable	599,760	(38,332)	561,428
Accounts payable from investment purchases	1,166,045	—	1,166,045
Accrued expenses and other liabilities	271,385	(27,767)	243,618

Total liabilities	10,294,554	2,022,953	12,317,507

Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; 9,015,000 shares issued and outstanding at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A,B and C)	228,250	—	228,250
Perpetual cumulative convertible preferred stock	345,000	—	345,000
Common stock; $1 par value; 200,000,000 shares authorized; 107,907,512 shares issued and outstanding	107,908	—	107,908
Additional paid-in capital	154,350	—	154,350
Legal surplus	13,806	349	14,155
Retained earnings	886,822	(488,546)	398,276
Accumulated other comprehensive loss, net of income tax	(18,103)	7,792	(10,311)

Total stockholders’ equity	1,718,033	(480,405)	1,237,628

Total liabilities and stockholders’ equity	$12,012,587	$1,542,548	$13,555,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the impact of all restatement adjustments on the previously reported cash flows for the quarter ended March 31, 2004.
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31, 2004
	Previously		As
(Dollars in thousands)	Reported	Adjustments	Restated
Net cash provided by operating activities	$8,104	$184,854	$192,958
Net cash used in investing activities	$784,427	$(440,827)	$343,600
Net cash provided by financing activities	$274,247	$255,973	$530,220
d.	At March 31, 2005, escrow funds and custodial accounts included approximately $193.0 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $70.3 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $15.0 million, respectively, as of March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended
	March 31,
		2004
(Dollars in thousands, except per share amounts)	2005	(As Restated)
Net Income:

Net income	$39,229	$34,953

Convertible preferred stock dividend	(4,097)	(4,097)

Nonconvertible preferred stock dividend	(4,228)	(4,228)

Net income attributable to common shareholders	$30,904	$26,628

Weighted-Average Shares(1):

Basic weighted-average number of common shares outstanding	107,917,262	107,906,276

Incremental shares issuable upon exercise of stock options(2)	3,283,658	2,852,249

Diluted weighted-average number of common shares outstanding	111,200,920	110,758,525

Net Income per Common Share:

Basic	$0.29	$0.25

Diluted	$0.28	$0.24

(1)	For the quarters ended March 31, 2005 and 2004, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	For the quarter ended March 31, 2005, all stock options outstanding were included in the computation of weighted-average outstanding shares. For the quarter ended March 31, 2004, options to purchase 15,000 shares of common stock were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended
	March 31,
		2004
(In thousands)	2005	(As Restated)
Employee costs, gross	$35,533	$30,050
Deferred costs pursuant to SFAS 91	(9,944)	(9,789)

Employee cost, net	$25,589	$20,261

Other expenses, gross	$5,289	$6,577
Deferred costs pursuant to SFAS 91	(2,078)	(1,585)

Other expenses, net	$3,211	$4,992

As of March 31, 2005, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $29.6 million ($27.0 million as of December 31, 2004) and $13.2 million ($14.3 million as of December 31, 2004), respectively.

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

The results of the mortgage banking and risk management segment for the quarter ended March 31, 2004 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation passed on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. Concurrently, the Company increased the investment activities of Doral International, another international banking entity and a wholly-owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment.

For the quarter ended March 31, 2004, the operations of Doral Overseas contributed approximately $755,000 of the total net interest income, $804,000 of total non-interest income and $1.2 million of total net income of the mortgage banking and risk management segment.

The following tables present net interest income, non-interest income, net income and identifiable assets for each of the Company’s reportable segments for the periods presented, as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
(In thousands)	Management	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED MARCH 31, 2005
Net interest income	$21,257	50,314	723	1,230	542	$74,066
Non-interest income	$10,738	27,298	868	2,742	(5,645)	$36,001
Net (loss) income	$(163)	40,473	844	2,675	(4,600)	$39,229
Identifiable assets	$6,857,223	12,255,505	221,916	88,919	(637,250)	$18,786,313

	QUARTER ENDED MARCH 31, 2004
	(As Restated)
Net interest income	$35,464	34,372	950	981	4,906	$76,673
Non-interest (loss) income	$(55,462)	55,431	1,472	2,877	(1,848)	$2,470
Net (loss) income	$(30,652)	59,021	1,376	2,624	2,584	$34,953
Identifiable assets	$4,933,996	8,487,134	357,627	115,509	(339,131)	$13,555,135

*	The intersegment eliminations in the above table, include direct intersegment loan origination costs amortized as yield adjustment (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the quarter ended March 31, 2004, the intersegment eliminations for net income also include realized losses recognized by the mortgage banking segment on sale of investment securities to the banking segment. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED MARCH 31, 2005
Net interest income	$70,154	3,847	65	$74,066
Non-interest income	$35,235	1,393	(627)	$36,001
Net income	$38,805	914	(490)	$39,229
Identifiable assets	$18,211,101	650,103	(74,891)	$18,786,313

	QUARTER ENDED MARCH 31, 2004
	(As Restated)
Net interest income	$73,971	2,688	14	$76,673
Non-interest income	$1,756	876	(162)	$2,470
Net income	$34,747	287	(81)	$34,953
Identifiable assets	$13,124,014	532,829	(101,708)	$13,555,135
The breakdown of non-interest income from the mortgage banking and banking segments, for the periods presented, follows:

	Mortgage
	Banking
	and Risk
	Management	Banking
	QUARTER ENDED
(In thousands)	MARCH 31, 2005
Net (loss) gain on mortgage loan sales and fees	$(13,604)	$19,582
Investment activities gain	8,304	3,075
Servicing income	9,493	4
Commissions, fees and other income	6,545	4,637

Total non-interest income	$10,738	$27,298

	QUARTER ENDED
	MARCH 31, 2004
	(As Restated)
Net (loss) gain on mortgage loan sales and fees	$(7,039)	$31,287
Investment activities (loss) gain	(31,907)	20,599
Servicing (loss) income	(17,178)	1
Commissions, fees and other income	662	3,544

Total non-interest (loss) income	$(55,462)	$55,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
h.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of March 31, 2005 and December 31, 2004.

SECURITIES HELD FOR TRADING	MARCH 31,	DECEMBER 31,
(In thousands)	2005	2004
Mortgage-backed securities:
GNMA exempt	$253,694	$266,380
GNMA taxable	45,574	50,974
CMO certificates	1,849	2,513
FHLMC and FNMA	17,374	17,720
Variable interest-only strips	94,485	125,216
Fixed interest-only strips	1,828	2,145
FHLB Notes	21,304	5,025
Puerto Rico government and agency securities	5,493	5,444
Derivatives(1)	48,812	13,630
Other	23	23

Total	$490,436	$489,070

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps, interest rate caps and collars, futures, forwards and options. Doral Financial’s general policy is to account for derivatives on a marked-to market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $21.9 billion as of March 31, 2005 and $72.3 billion as of December 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2005 and December 31, 2004.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge). Some hedging activities related to certain available for sale securities were accounted for as a fair value hedge, beginning on the second quarter of 2004. In a qualifying fair value hedge, both the changes in fair value of the hedged item (in this case available-for-sale securities) and changes in fair value of the derivative are included in net gain (loss) on securities held for trading in the Consolidated Statements of Income. As a result, any ineffectiveness of the derivative in hedging the fair value of the hedged item is reflected immediately in earnings. Derivatives hedging the fair value of certain available-for-sale securities expired during the third quarter of 2004 and the Company decided to discontinue the fair value hedge for such securities. As a result of this decision, the favorable cumulative mark-to-market valuation from the inception date of the fair value hedge to its discontinuation date of approximately $27.2 million ($25.6 million as of March 31, 2005) is being amortized as a yield adjustment over the remaining term of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES GNMA
Due over ten years	$3,042,703	$179	$41,361	$3,001,521	5.35%

FHLMC and FNMA
Due over ten years	859,833	1,104	15,025	845,912	5.06%

DEBT SECURITIES FHLB NOTES
Due over ten years	111,953	536	—	112,489	5.51%

US TREASURY
Due within a year	399,434	—	7,342	392,092	1.59%
Due from one to five years	100,516	—	3,250	97,266	1.97%
Due from five to ten years	763,693	—	41,678	722,015	3.65%

	$5,278,132	$1,819	$108,656	$5,171,295	4.72%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2004
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES GNMA
Due over ten years	$2,946,222	$985	$11,297	$2,935,910	5.62%

FHLMC and FNMA
Due over ten years	398,662	98	9,403	389,357	5.18%

DEBT SECURITIES FHLB NOTES
Due over ten years	111,951	2,255	—	114,206	5.51%

US TREASURY
Due from one to five years	500,147	—	8,561	491,586	1.66%
Due from five to ten years	863,239	—	27,946	835,293	3.71%
Due over ten years	219,863	—	3,707	216,156	4.71%

	$5,040,084	$3,338	$60,914	$4,982,508	4.83%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of March 31, 2005 and December 31, 2004.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
SECURITIES HELD TO MATURITY
AS OF MARCH 31, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES GNMA
Due from one to five years	$632	$24	$—	$656	5.82%
Due from five to ten years	409	18	—	427	6.39%
Due over ten years	5,007	278	—	5,285	6.85%

FHLMC and FNMA
Due over ten years	405,533	9,151	575	414,109	5.18%

CMO CERTIFICATES
Due over ten years	13,864	6	219	13,651	5.76%

DEBT SECURITIES FHLB NOTES
Due from one to five years	100,000	—	1,945	98,055	2.89%
Due from five to ten years	50,000	250	—	50,250	4.13%
Due over ten years	373,591		9,606	363,985	5.34%

FHLB ZERO COUPON
Due over ten years	114,799	801	—	115,600	6.51%

FHLMC ZERO COUPON
Due over ten years	287,082	915	2,408	285,589	5.90%

FHLMC and FNMA NOTES
Due over ten years	149,988	—	1,762	148,226	5.63%

P.R. HOUSING AUTHORITY
Due from one to five years	5,000	232	—	5,232	6.00%
Due over ten years	2,235	17	—	2,252	6.20%

U.S. TREASURY
Due from five to ten years	201,482	—	11,513	189,969	3.52%
Due over ten years	475,006	1,262	31,816	444,452	4.33%

OTHER
Due from one to five years	7,950	66	39	7,977	4.32%
Due from five to ten years	370	13	—	383	6.75%
Due over ten years	7,000	65	—	7,065	5.93%

	$2,199,948	$13,098	$59,883	$2,153,163	4.95%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2004
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES GNMA
Due from one to five years	$493	$25	$—	$518	6.50%
Due from five to ten years	618	33	—	651	7.00%
Due over ten years	5,754	336	—	6,090	7.00%

FHLMC and FNMA
Due over ten years	420,670	14,339	—	435,009	5.22%

CMO CERTIFICATES
Due from one to five years	614	—	3	611	6.10%
Due over ten years	25,264	11	440	24,835	6.58%

DEBT SECURITIES FHLB NOTES
Due from one to five years	100,000	—	941	99,059	2.89%
Due from five to ten years	50,000	250	—	50,250	4.13%
Due over ten years	398,587	1,102	5,040	394,649	5.38%

FHLB ZERO COUPON
Due over ten years	167,361	—	5,942	161,419	6.51%

FHLMC ZERO COUPON
Due over ten years	282,947	—	7,971	274,976	5.90%

FHLMC and FNMA NOTES
Due over ten years	149,988	46	1,285	148,749	5.63%

P.R. HOUSING AUTHORITY
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	28	—	2,263	6.20%

U.S. TREASURY
Due from five to ten years	201,521	—	7,802	193,719	3.52%
Due over ten years	475,323	1,008	35,871	440,460	4.33%

OTHER
Due from one to five years	7,950	17	—	7,967	4.32%
Due from five to ten years	370	8	—	378	6.75%
Due over ten years	7,000	40	—	7,040	5.93%

	$2,301,695	$17,293	$65,295	$2,253,693	5.02%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
i.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005 and December 31, 2004.
SECURITIES
AVAILABLE FOR SALE
(As of March 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$2,700,688	$34,630	$266,252	$6,731	$2,966,940	$41,361
FHLMC and FNMA	487,409	6,857	270,611	8,168	758,020	15,025

Debt Securities
U.S. Treasury	538,623	11,205	672,750	41,065	1,211,373	52,270

	$3,726,720	$52,692	$1,209,613	$55,964	$4,936,333	$108,656

SECURITIES
AVAILABLE FOR SALE
(As of December 31, 2004)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$2,262,950	$8,869	$158,223	$2,428	$2,421,173	$11,297
FHLMC and FNMA	35,340	201	345,679	9,202	381,019	9,403

Debt Securities
U.S. Treasury	1,300,887	24,419	242,148	15,795	1,543,035	40,214

	$3,599,177	$33,489	$746,050	$27,425	$4,345,227	$60,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES
HELD TO MATURITY
(As of March 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$46,156	$575	$—	$—	$46,156	$575
CMO Certificates	—	—	8,067	219	8,067	219

Debt Securities
FHLB Notes	462,040	11,551	—	—	462,040	11,551
FHLMC and FNMA Notes	148,226	1,762	—	—	148,226	1,762
FHLMC Zero Coupon	—	—	170,067	2,408	170,067	2,408
U.S. Treasury	—	—	571,961	43,329	571,961	43,329
Other	3,861	39	—	—	3,861	39

	$660,283	$13,927	$750,095	$45,956	$1,410,378	$59,883

SECURITIES
HELD TO MATURITY
(As of December 31, 2004)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
CMO Certificates	$7,069	$167	$9,161	$276	$16,230	$443

Debt Securities
FHLB Notes	367,606	5,981	—	—	367,606	5,981
FHLB Zero Coupon	53,725	658	107,694	5,284	161,419	5,942
FHLMC Zero Coupon	242,758	3,779	32,218	4,192	274,976	7,971
FHLMC and FNMA Notes	98,715	1,285	—	—	98,715	1,285
U.S. Treasury	—	—	571,992	43,673	571,992	43,673

	$769,873	$11,870	$721,065	$53,425	$1,490,938	$65,295

The Company’s investment securities consist primarily of mortgage-backed securities, U.S. Treasury and agency securities. Given the high credit quality of these instruments, the principal of and interest on the securities are deemed recoverable. The Company has the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss has been recognized.
j.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:
MORTGAGE LOANS HELD FOR SALE
(In thousands)

	MARCH 31, 2005	DECEMBER 31, 2004
Conventional single family residential loans	$4,744,793	$4,226,712
FHA/VA loans	224,371	171,882
Mortgage loans on residential multifamily	37,718	42,824
Construction and commercial real estate loans	508,300	481,089

	$5,515,182	$4,922,507

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At March 31, 2005 and December 31, 2004, loans held for sale for which the creditor has the right to repledge the collateral amounted to $4.0 billion and $3.3 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.
Also, at March 31, 2005 and December 31, 2004, the mortgage loans held for sale portfolio includes $46.8 million and $71.2 million, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
The Company recognizes interest income on its loan portfolios on an accrual basis, except when management believes the collection of principal and interest is doubtful. During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan. The effect of the change was a decrease in interest income on loans of approximately $7.0 million.
k.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET
(Dollars in thousands)

	MARCH 31, 2005		DECEMBER 31, 2004
	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$642,735	35%	$629,913	35%
Residential mortgage loans(2)	116,207	5%	409,005	23%
Commercial — secured by real estate	864,062	47%	568,842	32%
Consumer — secured by real estate	—	0%	320	0%
Consumer — other:
Personal loans	29,497	2%	28,865	2%
Auto loans	1,017	0%	1,175	0%
Credit cards	15,124	1%	13,401	1%
Overdrawn checking accounts	414	0%	524	0%
Revolving lines of credit	30,039	2%	26,614	1%
Lease financing receivables	18,983	1%	7,488	0%
Commercial non-real estate	56,812	3%	36,848	2%
Loans on savings deposits	12,959	1%	9,354	1%
Land secured	46,800	3%	51,853	3%

Loans receivable, gross	1,834,649	100%	1,784,202	100%

Less:
Unearned interest and deferred loan fees, net	(16,366)		(15,622)
Allowance for loan and lease losses	(24,255)		(20,881)

	(40,621)		(36,503)

Loans receivable, net	$1,794,028		$1,747,699

(1)	Includes $519.5 million and $556.0 million of construction loans for residential housing projects as of March 31, 2005 and December 31, 2004, respectively. Also includes $123.2 million and $73.9 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2005 and December 31, 2004, respectively.

(2)	The reduction in residential mortgage loans from December 31, 2004 to March 31, 2005, reflects the impact of the intercompany sale during the first quarter of 2005 of approximately $330.0 million in mortgage loans previously classified as loans receivable by Doral Bank PR to the holding company. These loans are now classified as held for sale and are pledged to a local financial institution to secure a borrowing. A significant portion of the loans pledged were originated by Doral Bank PR and previously classified as loans receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.
ALLOWANCE FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

	QUARTER ENDED
	MARCH 31,
		2004
	2005	(As Restated)
Balance at beginning of period	$20,881	$14,919
Provision for loan and lease losses	4,047	1,769
Charge-offs	(735)	(666)
Recoveries	62	108
Other	—	(73)

Balance at end of period	$24,255	$16,057

l.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2005, the outstanding principal balance of the bonds was $51.1 million with fixed interest rates, ranging from 6.20% to 6.90%, and maturities ranging from June 2005 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
m.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:
MORTGAGE SERVICING ASSETS ACTIVITY
(In thousands)

	QUARTER ENDED
	MARCH 31,
		2004
	2005	(As Restated)
Balance at beginning of period	$136,024	$133,237
Capitalization of servicing assets	6,550	6,138
Rights purchased	1,080	1,419
Amortization	(5,738)	(8,706)

Balance before valuation allowance at end of period	137,916	132,088

Valuation allowance for temporary impairment	(8,220)	(22,206)

Balance at end of period	$129,696	$109,882

Impairment charges are recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the servicing asset for a given stratum of loans being serviced exceeds its fair value. Any fair value in excess of the cost basis of the servicing asset for a given stratum is not recognized. Other-than-temporary impairment, if any, is recognized as a direct write-down of the servicing asset, and the valuation allowance is applied to reduce the cost basis of the servicing asset. The Company’s policy is to test for permanent impairment at least annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the impairment allowance for servicing assets were as follows:
(In thousands)

	QUARTER ENDED
	MARCH 31,
		2004
	2005	(As Restated)
Balance at beginning of period	$12,438	$4,317
Temporary impairment charges	273	17,936
Recoveries	(4,491)	(47)

Balance at end of period	$8,220	$22,206

At March 31, 2005, and based on recent prepayment experience, the expected weighted average remaining life of the Company’s servicing assets was 5.9 years. Any projection of the expected weighted average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.
INTEREST-ONLY STRIPS ACTIVITY
(In thousands)

	QUARTER ENDED MARCH 31,
		2004
	2005	(As Restated)
Balance at beginning of period	$127,361	$128,566
Capitalization of IOs from loan sales	5,323	13,959
Amortization	(13,425)	(11,101)
(Losses) gains on the IO value	(22,946)	9,105

Balance at end of period	$96,313	$140,529

At March 31, 2005, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates. The weighted-averages of the key economic assumptions used in the external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2005, were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)

	Servicing	Interest-only
	Assets	strips
Carrying amount of retained interest	$129,696	$96,313
Weighted-average expected life (in years)	5.9	5.1

Constant prepayment rate (weighted-average annual rate)	12.46%	15.72%
Decrease in fair value due to 10% adverse change	$(5,825)	$(3,515)
Decrease in fair value due to 20% adverse change	$(11,178)	$(6,798)

Residual cash flow discount rate (weighted-average annual rate)	9.99%	11.80%
Decrease in fair value due to 10% adverse change	$(4,850)	$(1,981)
Decrease in fair value due to 20% adverse change	$(9,373)	$(3,869)
These sensitivities are hypothetical and should be used with caution. This information is furnished to provide the reader with a basis for assessing the sensitivity of the values presented to changes in key assumptions. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may results in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.
The following table summarizes the estimated change in the fair value of the Company’s IOs and the constant prepayment rate under the Company’s internal valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in the yield curve. For mortgage loan sales contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in the fair value of the Company’s floating rate IOs may exceed the carrying value of the IOs.

(Dollars in thousands)	Constant	Weighted-average	Change in Fair
Change in yield curve (basis points)	prepayment rate	expected life	Value of IOs	% Change
+200	12.36%	6.0	(116,049)	(120.5)%
+100	13.26%	5.8	(58,215)	(60.4)%
+50	14.10%	5.5	(28,778)	(29.9)%
Base	15.72%	5.1	0	0.0%
-50	18.24%	4.5	26,855	27.9%
-100	22.32%	3.8	47,151	49.0%
-200	28.32%	3.1	83,873	87.1%
n.	At March 31, 2005 and December 31, 2004, money market investments included $894.8 million and $806.8 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At March 31, 2005 and December 31, 2004, the carrying value of securities purchased under resell agreements included in money market investments was $51.5 million and $49.2 million, respectively. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
o.	The Company expenses the fair value of stock options granted to employees using the “modified prospective” method. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the first quarter of 2005 and 2004 was approximately $2.4 million in each of the periods.

p.	The following table summarizes deposit balances:

(In thousands)	MARCH 31, 2005	DECEMBER 31, 2004
Certificates of deposit	$1,799,903	$1,983,271
Regular savings	502,022	474,271
NOW accounts	734,044	726,178
Non interest-bearing deposits	498,122	459,360

	$3,534,091	$3,643,080

q.	The Company routinely enters into financing agreements to sell securities under agreements to repurchase. The Company retains control over such securities according to the provisions of SFAS 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase amounted to $6.8 billion and $6.3 billion as of March 31, 2005 and December 31, 2004, respectively.

r.	Advances from the FHLB consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2005	2004
Non-callable advances with maturities ranging from July 2005 to March 2010 (from July 2005 to March 2008, at December 31, 2004), at various fixed rates averaging 3.46% and 3.12% at March 31, 2005 and December 31, 2004, respectively.	$272,000	$222,000

Non-callable advances due on January 29, 2005, tied to 3-month LIBOR adjustable quarterly, 2.83% at December 31, 2004.	—	100,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (2.81% and 2.41% at March 31, 2005 and December 31, 2004, respectively).	100,000	100,000

Callable advances with maturities ranging from August 2005 to November 2012, at various fixed rates averaging 4.50%, callable at various dates beginning on April 2, 2005.	872,500	872,500

	$1,244,500	$1,294,500

At March 31, 2005, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.3 billion to secure the above advances from the FHLB. According to contractual agreements, such investments can be repledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
s.	At March 31, 2005 and December 31, 2004, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and also include warehousing lines of credit and gestation or presale facilities. Advances under these facilities are also secured by mortgage loans.

Outstanding loans payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2005	2004
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 4.19% and 3.60% at March 31, 2005 and December 31, 2004, respectively.	$3,991,746	$3,258,459

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.70% and 7.41% at March 31, 2005 and December 31, 2004, respectively.	49,708	57,566

Secured borrowings with a local financial institution, collateralized by IOs at a fixed interest rate of 7.75%.	42,822	42,922

Loans payable resulting from the use of warehousing lines of credit and gestation or presale facilities due in 2005, at various variable rates averaging 3.70% and 3.17% at March 31, 2005 and December 31, 2004, respectively, and other financing arrangements.	484,898	279,560

	$4,569,174	$3,638,507

At March 31, 2005 and December 31, 2004, loans held for sale amounting to $4.0 billion and $3.3 billion, respectively, were pledged to secured financing agreements with local financial institutions, such loans can be repledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
t.	Notes payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2005	2004
$625 million floating rate senior notes tied to 3-month LIBOR (3.50% and 2.91% at March 31, 2005 and December 31, 2004, respectively), due on July 20, 2007, paying interest quarterly	$625,496	$625,330

$115 million floating rate senior notes tied to 3-month LIBOR (3.58% and 3.07% at March 31, 2005 and December 31, 2004, respectively), due on December 7, 2005, paying interest quarterly	115,000	115,000

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,203	98,372

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	75,000	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,532	29,560

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,295	39,339

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,439	29,476

Senior term notes at fixed rates ranging from 8.45% to 8.55% with maturities ranging from August 2005 to August 2007, paying interest semiannually on February 28 and August 31	24,000	24,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.20% to 6.90%, with maturities ranging from June 2005 to December 2029, paying interest monthly	51,065	51,065

Notes payable to bank, collateralized by CMO certificates at variable interest rates tied to 1-month LIBOR (4.24% and 3.96% at March 31, 2005 and December 31, 2004, respectively), due on June 30, 2005, paying interest monthly	6,089	6,089

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,224	2,191

Notes payable at fixed rates, 6.00% at March 31, 2005 (7.00% at December 31, 2004), due on February 2005 (at various maturities from February to March 2005 at December 31, 2004), paying interest monthly	200	555

	$1,095,543	$1,095,977

u.	Income Taxes
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable years ended December 31, 2005 and 2006, and 39% for subsequent taxable years.
For the first quarter of 2005, Doral Financial recognized an income tax expense of $10.4 million compared to an income tax benefit of $3.7 million for the same period in 2004. The increase in the tax provision for 2005 reflected increased pre-tax income from Doral Financial’s non-tax exempt activities, including interest income, gain on hedging activities, and income from insurance agency activities, coupled with net operating losses in certain subsidiaries that under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”) could not be used to offset gains in other subsidiaries. During the first quarter of 2005, consolidated pre-tax income from Doral Financial’s non-tax exempt activities amounted to $18.5 million compared to a loss of $1.1 million during the same period in 2004.
Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to offset the losses of a particular subsidiary with income from another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, the particular subsidiary bearing the loss must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended March 31, 2005, net operating losses of $21.1 million were recognized at the subsidiary level that, based on the forecasted future taxable income of the subsidiaries bearing the losses, could not be used by such subsidiaries to offset future income. This resulted in the creation of a valuation allowance.
Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
Interest income derived by Doral Financial from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from Puerto Rico income taxation. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gains tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gains tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004, the Company completed an agreement with the local taxing authorities to accelerate the recognition for tax purposes of long term capital gains of $536.6 million related to IOs created in previous transactions. The value of the IOs at the time of the agreement, after making all relevant adjustments pursuant to the restatement, approximates $49.1 million. Refer to Note 1 “—Restatement of Previously Issued Financial Statements” of the amended 2004 Annual Report on Form 10-K for additional information.
As a result of the correction in the methodology used to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfer as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $190.1 million (before any valuation allowance). This benefit is attributable to the tax effect of the difference between the tax basis of the IOs ($536.6 million) and their restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to the restated value, which would have resulted in a significantly lower tax obligation. The company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and as a result, established a valuation allowance. At March 31, 2005, the deferred tax asset, net of its valuation allowance of $46.7 million, amounted to approximately $137.2 million.
v.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of March 31, 2005, the Company had outstanding $4.1million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

Certain of the Company’s loan sale activities involve mortgage loans subject to recourse arrangements that generally obligate Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (from four to seven years) or to a percentage of the loans sold (from 10% to 15%). As of March 31, 2005, the outstanding principal balance of loans sold subject to full or partial recourse was $2.0 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.2 billion. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $14.6 million, as of March 31, 2005, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

w.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At March 31, 2005, commitments to extend credit amounted to approximately $603.7million and commitments to sell mortgage-backed securities and loans amounted to approximately $2.7 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers. Out of the $2.7 billion in commitments to sell mortgage-backed securities existing as of March 31, 2005, $2.2 billion relate to commitments to sell mortgage loans that would give rise to IOs, which were terminated after March 31, 2005. Similarly, outstanding commitments to purchase up to $506.3 million in mortgage loans from third parties were also terminated.

As of March 31, 2005, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

On March 17, 2006, subsequent the filing of Doral Financial’s amended 2004 Annual Report on Form 10-K, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. No fines or monetary penalties were assessed against Doral Financial or Doral Bank under the orders.

Under the terms of the consent order with the FDIC and the Commissioner, Doral Bank PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior consent of the FDIC and the Commissioner.

The consent order with the Federal Reserve contains similar restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with, Doral Bank PR, without the prior approval of the Federal Reserve. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days (five days in the case of the first request following the effective date of the order) prior to a proposed dividend declaration date.

x.	Recent Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In November 2003, the Accounting Standards Executive Committee issued the Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’ s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this statement did not have a material effect on Doral Financial’s Consolidated Financial Statements.

The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. In March 2004, the Emerging Issue Task Force (“EITF”) reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were implemented by the Company during the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-a, to address the application of Issue 03-1 to debt securities that are impaired solely because of interest rates and/or sector spread increases and that are analyzed for impairment under paragraph 16 of Issue 03-1. EITF Issue 03-1-1 expanded the scope of the deferral to include all securities covered by Issue 03-1. Both delayed the recognition and measurement provisions of Issue 03-1 pending the issuance of further implementation guidance. In June 2005, the FASB decided to not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 031-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The Company believes that the adoption of this statement will not have a material effect on Doral Financial’s Consolidated Financial Statements.

Share-Based Payments. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123, as originally issued. This statement is effective for fiscal years that begin after June 15, 2005. Management does not expect that the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued financial interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligation.” This Interpretation clarifies the term conditional asset retirement obligation as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition, results of operations, or cash flows.

Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. The Company is currently evaluating the effect, if any, that the adoption of SFAS 155 will have on its financial statements.

Terms of Loan Products that may Give Rise to a Concentration of Credit Risk. In December 2005, the FASB issued FASB Staff Position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). FSP SOP 94-6-1 addresses disclosure requirements for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. The effective date of FSP SOP 94-6-1 is for interim and annual periods ending after December 19, 2005. The Company is currently evaluating the effect, if any, that the adoption of FSP SOP 94-6-1 will have on its financial statements.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement: (1) requires an entity to recognize a servicing asset or liability each time it undertakes and obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits en entity to choose between an amortization method or a fair value measure for subsequent recognition for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures. SFAS 156 is effective as of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
beginning of the Company’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company is currently evaluating the possible impact of the adoption of SFAS 156 on its financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     On February 27, 2006, Doral Financial Corporation filed its amended 2004 Annual Report on Form 10-K, which included a restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002. This Quarterly Report on Form 10-Q includes financial information for the three month period ended March 31, 2004 as restated. The restatement reflects adjustments necessary to correct accounting errors relating to the following:
•	Recharacterization of mortgage loan sale transactions as secured borrowings;

•	Valuation of IOs;

•	Accounting for servicing assets;

•	Accounting for derivative instruments and investment securities;

•	Provision for loan and lease losses; and

•	Other accounting adjustments, including with respect to the lower of cost or market valuation allowance, obligations for loans sold with recourse, the accounting for certain defaulted loans, the accounting for the deferral and recognition of loan origination fees and costs and the accounting for rent expense under operating leases.
     The filing of this Quarterly Report on Form 10-Q was delayed because of the time required to complete the restatement. For more information on the restatement, the Company refers you to Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements” in the Company’s amended 2004 Annual Report on Form 10-K. For more information on the impact of the restatement on the Company’s financial statements for the three month period ended March 31, 2004, refer to Note “c” to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
INTERNAL CONTROL OVER FINANCIAL REPORTING
     Doral Financial has identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2004, as set forth in greater detail under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K. Each of the Company’s material weaknesses results in more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.
     The Company is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting and has taken significant actions to address these material weaknesses, as set forth under “—Remediation of Material Weaknesses,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K. Subsequent to the publication of the Company’s amended 2004 Annual Report on Form 10-K, Mr. Lidio Soriano was appointed as Chief Financial Officer. Mr. Soriano had served as interim Chief Financial Officer of the Company since August 2005. From June 2004 until December 2004, Mr. Soriano served as President of Doral Money, a New York based subsidiary of Doral Bank, specializing in commercial and construction mortgage lending and from January 2005 to August 2005, Mr. Soriano served as Senior Vice President and Risk Management Director of the Company. Before joining the Company, Mr. Soriano was Vice President in charge of the Mortgage Division of Citibank Puerto Rico.

SUBSEQUENT EVENTS
     For a description of certain significant events occurring during the restatement process, please refer to “—Subsequent Events” and “— Certain Factors That May Affect Future Results — Risks Relating to the Restatement Process” under Item 1, Business in Doral Financial’s amended 2004 Annual Report on Form 10-K.
     During the fourth quarter of 2005, the Company, as a measure designed to increase future net interest income and liquidity, as well as to strengthen its capital ratios, sold approximately $1.2 billion of certain lower-yielding securities from its investment portfolio, at a loss of approximately $43.0 million.
     On March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico. For a detailed description of these orders, please refer to Part II, Item 1, Legal Proceedings, in this Form 10-Q.
     In addition, Doral Financial is currently engaged in negotiations with several local financial institutions to restructure the terms of certain prior mortgage loan transfers and related servicing arrangements, certain of which had been recharacterized as secured borrowings. The negotiations contemplate a number of different alternatives including, negotiation of loan documentation for transactions previously recharacterized by Doral Financial as secured borrowings, the sale into the market of loans that have now been recharacterized as being owned by Doral Financial, the repurchase of loans from counterparties and the sale of IOs to counterparties owning the underlying mortgages.
     As part of these negotiations, on April 19, 2006 Doral Financial entered into an agreement with Banco Santander Puerto Rico (“BSPR”), a wholly-owned subsidiary of Santander Bancorp pursuant to which Doral Financial agreed to acquire from BSPR approximately $617 million of mortgage loans previously sold by Doral Financial to BSPR during 2004 and the first quarter of 2005. This transaction which is scheduled to close no later than May 15, 2006, is subject to certain conditions including receipt of all required regulatory approval and the approvals of the Board of Directors of both institutions.
     Under the original sale agreements with BSPR, Doral Financial is required to pay BSPR a floating pass-through rate tied to LIBOR. Doral Financial also retained a call option which grants it a right to repurchase the mortgage loans at par if the floating pass-though rate equals or exceeds the weighted-average interest rate on the underlying mortgages. The sale treatment for these transactions was not revised as part of the Company’s restatement of its financial statements for the five year period ended December 31, 2004. However, during the first quarter of 2006, as a result of the continued rise in short term interest rates the floating pass-through rate exceeded the weighted average interest rate on the underlying mortgages, causing the call right to become exercisable. Under accounting rules, because the call right became exercisable at the option of Doral Financial, the mortgage loans had to be brought back on Doral Financial’s balance sheet during the first quarter of 2006.
     Doral Financial was approached by BSPR, which has contrary to Doral Financial recharacterized the transactions as secured borrowings, about the possibility of selling the loans to Doral Financial and thus eliminating a possible loan-to-one borrower violation for BSPR. Doral Financial understands that the terms of the proposed transaction are favorable to it because it was able to negotiate a price of 99.125% of the aggregate principal amount of the loans being repurchased, which is below the call price set forth in the original agreements, and it can finance the acquisition at a cost below the pass-though rate payable to BSPR. Doral Financial is currently examining various alternatives with respect to the loans being repurchased, including retaining them in portfolio to earn interest income or selling them.
     On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock.
OVERVIEW OF RESULTS OF OPERATIONS
     The highlights of the Company’s financial results for the quarter ended March 31, 2005 included the following:

•	Net income for the first quarter of 2005 increased by 12% when compared to the same period in 2004, from $35.0 million to $39.2 million and increased by 17% on a diluted earnings per share basis from $0.24 to $0.28.

•	Results for the first quarter of 2005 as compared to the first quarter of 2004 were principally impacted by an increase of non-interest income driven by higher trading profits and servicing income offset in part by higher non-interest expenses and an increase in income tax expense.

•	Net interest income for the first quarter of 2005 was $74.1 million, compared to $76.7 million for the same period in 2004. The slight decrease in net interest income resulted from a significant decrease in interest rate margin from 2.79% in 2004 to 1.79% in 2005, which was partially offset by a significant growth in average interest-earning assets from $11.0 billion in 2004 to $17.0 billion in 2005, principally loans and mortgage backed securities (see Tables A and B below for information regarding the Company’s net interest income). The reduction in net interest margin resulted from the flattening of the yield curve: on average, the Company’s liabilities, principally wholesale funding and loans payable, re-priced at higher rates while the Company’s assets re-priced at lower rates, resulting in a lower interest rate margin.

•	The provision for loan and lease losses increased for the first quarter of 2005 to $4.0 million, from $1.8 million for the same period in 2004. The increase in the provision reflects an increase in non-performing loans and the growth in the non-residential portfolio, specifically construction and commercial loans.

•	Non-interest income for the first quarter of 2005 was $36.0 million, compared to $2.5 million for the same period in 2004. The increase in non-interest income was driven by higher gains on securities held for trading, higher servicing income and higher fees from banking and insurance agency activities, which were partially offset by lower gain on sales of mortgage loan sales and investment securities. Gains on trading activities for the first quarter of 2005 were principally due to realized and unrealized gains with respect to derivative instruments undertaken for risk management purposes, which were in turn mainly attributable to an increase in long-term interest and swap rates.

•	Non-interest expenses for the first quarter of 2005 were $56.4 million compared to $46.2 million for the same period in 2004. The increase in non-interest expenses was driven by increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased lending activities and servicing.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of March 31, 2005. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
     The Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s amended 2004 Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004 (As Restated)
     Doral Financial’s results of operations have historically been influenced by the level of demand for mortgage loans, which is affected by external factors such as prevailing mortgage interest rates and the strength of the Puerto Rico housing market. Changes in interest rates also significantly influence Doral Financial’s results of operations by affecting the difference between the rates it earns on its interest-earning assets and the rates it pays on its interest-bearing liabilities, as well as impacting the gains and losses it obtains from its mortgage loan sales and investment activities.
     The components of Doral Financial’s revenues are: (1) net interest income; (2) net gain on mortgage loan sales and fees; (3) servicing income; (4) trading activities; (5) investment activities; and (6) commissions, fees and other income.
NET INCOME
     Doral Financial’s net income for the quarter ended March 31, 2005 was $39.2 million, an increase of 12%, from $35.0 million for the comparable 2004 period. The increase in Doral Financial net income principally reflects realized and unrealized gains on the Company’s trading activities and increases on the Company’s net servicing income offset in part by increased income tax and operating expenses. First, in order to hedge the Company’s sensitivity to changes in interest rates, Doral Financial entered into floating-to-fixed interest rate swaps. During the first quarter of 2005, increases in short and medium term interest rates resulted in substantial increases in the value of these derivative instruments. Second, the increase in net servicing income for the quarter ended March 31, 2005 was due to reduced impairment charges resulting from an increase in the estimated fair value of Doral Financial’s MSRs, driven by a decrease in forecasted mortgage prepayment rates during the first quarter of 2005. The increase in servicing income and gains on trading activities was partially offset by lower net interest income and higher non-interest expenses.
     Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s banking units, which contributed $40.5 million, before intersegment eliminations, to Doral Financial’s consolidated net income for the quarter ended March 31, 2005, compared to $59.0 million for the comparable 2004 period. Refer to note “g” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations. The contribution of the banking sector includes the investment activities of Doral International, Doral Bank PR’s wholly owned international banking subsidiary. Interest income and capital gains derived from U.S securities are generally tax-exempt to Doral International under Puerto Rico law. Doral Securities, Doral Financial’s institutional securities unit, contributed approximately $0.8 million to consolidated net income for the quarter ended March 31, 2005, compared to $1.4 million for the comparable 2004 period. Doral Agency, Doral Financial’s insurance agency, contributed $2.7 million to consolidated net income for the quarter ended March 31, 2005 compared to $2.6 million for the comparable 2004 period. Diluted earnings per common share for the first quarter of 2005 were $0.28, an increase of 17% over the $0.24 per diluted share recorded for the same period a year ago.
NET INTEREST INCOME
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. Refer to “— Risk Management” below for additional information on the Company’s exposure to interest rate risk.
     Net interest income for the first quarter of 2005 and 2004 was $74.1 million and $76.7 million, respectively, a decrease of 3%. The slight decrease in net interest income for the first quarter of 2005, compared to the corresponding 2004 period, was principally due to a reduction in the Company’s net interest spread, which was partially offset by a significant growth in the average balance of the Company’s interest-earning assets, particularly its mortgage-backed securities portfolio. Doral Financial’s net interest spread and margin for the first quarter of 2005 were 1.60% and 1.77%, respectively, compared to 2.54% and 2.79% for the first quarter of 2004. The decrease in net interest rate spread and margin during the first quarter of 2005 was due primarily to continued increases in short-term interest rates as the Federal Reserve brought the short-term federal funds target rate from 1.00% in March 2004 to 2.75% in March 2005, together with a flattening of the yield curve. The average rate paid by Doral Financial on its interest-bearing liabilities increased by 26 basis points during first quarter of 2005 when compared to same period in 2004, while the average yield earned on its interest-earning assets decreased by 68 basis points for the same period. The decrease in the yield of the Company’s interest-earning assets, mostly relates to lower yields on newly originated loans and mortgage-backed securities during the period, together with the prepayment of higher yielding mortgage-backed securities.
     The average balance of the Company’s interest-earning assets increased to $17.0 billion in the first quarter of 2005 from $11.0 billion in the comparable period in 2004, an increase of 54%. The increase in the average balance of interest-earning assets is primarily attributable to an increase in the Company’s loans and mortgage-backed securities portfolio. The increase in the average balance of mortgage-backed securities reflects the Company’s strategy of maximizing tax-exempt interest income by holding a significant amount in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary. Under Puerto Rico law, the interest earned on such U.S. mortgage-backed securities is tax exempt for Doral Financial’s international banking entity subsidiary. In addition, this interest is not subject to U.S. income taxation because such entity is considered a foreign corporation for U.S. income tax purposes, and is entitled to the portfolio interest deduction with respect to interest earned on those securities. Also, the Company holds a significant amount of tax-exempt Puerto Rico GNMA securities. The increase in the volume of earning assets was funded through a combination of deposits and increased secured borrowings (including securities sold under repurchase agreements), mostly tied to short-term interest rates.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED MARCH 31,
				2004
	2005			(As Restated)
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$6,540,381	$109,746	6.81%	$5,145,909	$101,442	7.93%
Mortgage-backed securities	4,424,304	52,568	4.82%	1,375,370	17,743	5.19%
Interest-only strips	113,418	3,300	11.80%	135,309	3,213	9.55%
Investment securities	3,273,313	32,829	4.07%	2,941,430	33,109	4.53%
Other interest-earning assets	2,666,837	16,099	2.45%	1,449,341	3,517	0.98%

Total interest-earning assets/interest income	17,018,253	$214,542	5.11%	11,047,359	$159,024	5.79%

Total non-interest-earning assets	843,152			614,343

Total assets	$17,861,405			$11,661,702

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,567,126	$22,457	2.55%	$3,071,007	$18,982	2.49%
Repurchase agreements	6,739,615	50,458	3.04%	3,303,767	22,672	2.76%
Advances from the FHLB	1,232,833	12,479	4.11%	1,202,148	11,786	3.94%
Loans payable	3,611,872	42,187	4.74%	2,069,429	17,468	3.39%
Notes payable	1,095,743	12,895	4.77%	560,402	11,443	8.21%

Total interest-bearing liabilities/interest expense	16,247,189	$140,476	3.51%	10,206,753	$82,351	3.25%

Total non-interest-bearing liabilities	333,654			248,983

Total liabilities	16,580,843			10,445,736
Stockholders’ equity	1,280,562			1,205,966

Total liabilities and stockholders’ equity	$17,861,405			$11,661,702

Net interest-earning assets	$771,064			$840,606
Net interest income on a non-taxable equivalent basis		$74,066			$76,673

Interest rate spread(3)			1.60%			2.54%
Interest rate margin(4)			1.77%			2.79%
Net interest-earning assets ratio			104.75%			108.24%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	For the first quarter of 2004 interest income on loans includes a yield adjustment of $8.3 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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
TABLE B
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	MARCH 31,
	2005 COMPARED TO 2004 (As Restated)
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$27,645	$(19,341)	$8,304
Mortgage-backed securities	39,560	(4,735)	34,825
Interest-only strips	(523)	610	87
Investment securities	3,759	(4,039)	(280)
Other interest-earning assets	2,983	9,599	12,582

TOTAL INTEREST INCOME VARIANCE	73,424	(17,906)	55,518

INTEREST EXPENSE VARIANCE
Deposits	3,088	387	3,475
Repurchase agreements	23,707	4,079	27,786
Advances from the FHLB	302	391	693
Loans payable	13,072	11,647	24,719
Notes payable	10,988	(9,536)	1,452

TOTAL INTEREST EXPENSE VARIANCE	51,157	6,968	58,125

NET INTEREST INCOME VARIANCE	$22,267	$(24,874)	$(2,607)

INTEREST INCOME
     Total interest income increased from $159.0 million during the first quarter of 2004, to $214.5 million during the first quarter of 2005, an increase of 35%.
     Interest income on loans increased by approximately $8.3 million, or 8% during the first quarter of 2005 compared to the corresponding 2004 period, from $101.4 million to $109.7 million. The increase in interest income on loans was primarily driven by higher level of loan balances, which was partially offset by lower average rate earned on loans and by higher amount of interest income reversed with respect to loans placed on non-accrual status. Average balance was $6.5 billion and $5.1 billion respectively for the first quarter of 2005 and 2004, an increase of 27%. During the first quarter of 2005, the Company changed its estimate for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan. The average yield for loans decreased by 112 basis points to 6.81% for the first quarter of 2005 from 7.93% for the same period in 2004.
     Interest income on mortgage-backed securities for the first quarter of 2005 increased by approximately $34.8 million to $52.6 million compared $17.7 million for the corresponding 2004 period. The results for the 2005 periods reflect an increase in the average balance of mortgage-backed securities, which increased from $1.4 billion for the first quarter of 2004 to $4.4 billion for the comparable 2005 period at an average rate of 4.82% and 5.19% for the first quarter of 2005 and 2004, respectively. The average balance increase of $3.0 billion was mainly due to the Company’s strategy to continue to maximize tax-exempt interest income by holding a significant amount in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary. The average yield on mortgage-backed securities declined by 37 basis points to 4.82% for the first quarter of 2005 from 5.19% for the comparable quarter in 2004 due to the flattening of the yield curve and a portfolio of lower-yielding securities, compared to the first quarter of 2004.
     Interest income on IOs remained stable at $3.3 million during the first quarter of 2005, from $3.2 million for the first quarter of 2004. The small increase during 2005 resulted from an increase in the average yield of the IOs (which equals the average discount rate used in the internal valuation model), from 9.6% for the first quarter of 2004 to 11.8% for the first quarter of 2005. The increase in the average yield of 225 basis points responded to a rise in the yield curve, particularly the short-end. The increase in the average yield of the IOs was partially offset by a decrease in the average balance of IOs from $135.3 million for the first quarter of 2004 to $113.4 million for the first quarter of 2005, attributable to increases in short-term interest rates and the flattening of the yield curve. The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for the first quarter of 2005 and 2004:

	Quarter Ended March 31,
		2004
(In thousands)	2005	(As Restated)
Total cash flows received on IO portfolio	$16,725	$14,314

Amortization of IOs, as offset to cash flows	(13,425)	(11,101)

Net cash flows recognized as interest income	$3,300	$3,213

     Interest income on investment securities decreased by $280,000 or less than 1%, from the first quarter of 2004 to the first quarter of 2005. The average balance of investment securities increased from $2.9 billion for the first quarter of 2004 to $3.3 billion for the first quarter of 2005. The impact on interest income of the Company’s higher balance in investment securities was offset by a reduction in the average yield of 46 basis points to 4.07% for the first quarter of 2005 compared to 4.53% for the corresponding period of 2004. This reduction reflects an investment portfolio mostly composed of lower yielding securities, compared to the first quarter of 2004.
     Interest income on other interest-earning assets increased by approximately $12.6 million to $16.1 million for the first quarter of 2005 from $3.5 million for the corresponding period of 2004. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months including overnight deposits, term deposits and reverse repurchase agreements. The increase for the first quarter of 2005 reflects an increase of 147 basis points in the average yield on other-interest earning assets due to higher short-term interest rates and an increase in the average balance of money market instruments, principally overnight and term deposits, compared to the corresponding 2004 period. The average balance of other interest-earning assets increased from $1.4 billion for the first quarter of 2004 to $2.7 billion for the corresponding 2005 period, an 84% increase.
INTEREST EXPENSE
     Total interest expense increased to $140.5 million during the first quarter of 2005, from $82.4 million for the comparable 2004 period, an increase of 71%. The increase in interest expense for the first quarter of 2005 was primarily due to an increase in volume of borrowings to finance Doral Financial’s loan production and investment activities coupled with an increase in the average cost of borrowings.
     Interest expense on deposits amounted to $22.5 million during the first quarter of 2005, an increase of 18% as compared to $19.0 million for the corresponding 2004 period. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries. The average cost of deposits increased only by 6 basis points bringing the average cost of deposits to 2.55% for the first quarter of 2005 compared to 2.49% for the same quarter in 2004. The average balance of deposits increased to $3.6 billion for the three month period ended

March 31, 2005, from $3.1 billion for the three month period ended March 31, 2004. The increase in deposits reflects the expansion of Doral Financial’s bank branch network, which increased to 46 branches as of March 31, 2005, compared to 43 branches as of March 31, 2004.
     Interest expense related to securities sold under agreements to repurchase increased by $27.8 million to $50.5 million during the first quarter of 2005 compared to $22.7 million for the same period in 2004. The increase in interest expense on securities sold under agreements to repurchase during the first quarter of 2005 as compared to the same period in 2004 reflects increased borrowings to finance mortgage-backed securities and other investment securities, and higher borrowing costs. The average balance of borrowings under repurchase agreements for the first quarter of 2005 was $6.7 billion compared to $3.3 billion for the corresponding 2004 periods, which represents an increase of 104% from the same period in 2004. The average cost of securities sold under agreements to repurchase was 3.04% for the three month period ended March 31, 2005, compared to 2.76% for the corresponding 2004 period, an increase of 28 basis points in the average cost.
     Interest expense on advances from the FHLB increased by approximately $693,000 for the first quarter of 2005 as compared to the first quarter of 2004, from $11.8 million to $12.5 million. The increase in interest expense on advances from the FHLB during the first quarter of 2005 reflects an increase in their average cost from 3.94% for the quarter ended March 31, 2004, to 4.11% for the quarter ended March 31, 2005. The average balance of advances from the FHLB of approximately $1.23 billion for the first quarter of 2005 represents a slight increase of 3% or $30.7 million from $1.20 billion for the same period in 2004.
     Interest expense related to loans payable amounted to $42.2 million for the first quarter of 2005, compared to $17.5 million for the comparable 2004 period. The increase in interest expense on loans payable during the first quarter of 2005 was due to an increase in the average balance of loans payable coupled with an increase in the average cost of loans payable. The average balance of loans payable increased by 75% from $2.1 billion for the first quarter of 2004 to $3.6 billion for the first quarter of 2005. The average interest rate cost for the first quarter of 2005 was 4.74%, compared to 3.39% for the comparable 2004 period, a 135 basis point increase. The Company’s loans payable consisted principally of borrowings tied to short-term interest rates with local financial institutions, secured by mortgage loans.
     Interest expense on notes payable was $12.9 million for the first quarter of 2005, compared to $11.4 million for the same period of 2004, an increase of 13%. The increase in interest expense on notes payable was due to an increase in the average balance of notes payable from $560.4 million for the quarter ended March 31, 2004 to $1.1 billion for the corresponding 2005 period. The increase in average balance was principally the result of the issuance of an aggregate principal amount of $740.0 million of the Company’s floating rate senior notes with interest tied to 3-month LIBOR. Following the first quarter of 2004, the Company repaid $200.0 million of its 8.50% medium-term notes, $5.0 million of its 8.35% senior-term notes and made principal repayments to reduce certain high-rate secured borrowings with local financial institutions. Doral Financial replaced such borrowings with lower cost borrowings, including the aggregate of $740.0 million floating rate senior notes. These transactions allowed the Company to mitigate in part the reduction of its interest rate spread and margin, compared to the first quarter of 2004, despite the increase in short-term market interest rates experienced during the period. The results of replacing this borrowing resulted in a decrease in the average cost of notes payable of 344 basis points, to 4.77% for the first quarter of 2005 compared to 8.21% for the same period in 2004.
PROVISION FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of March 31, 2005, more than 97% of Doral Financial’s loan portfolio was collateralized by real property, and a substantial part of the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
     Doral Financial recognized provisions for loan and lease losses of approximately $4.0 million for the three-month period ended March 31, 2005, as compared to $1.8 million for the comparable 2004 period, an increase of 129%. The increase in the provision reflects an increase in non-performing loans and the growth in the non-residential loan portfolio. The increase also reflects changes to Doral Financial’s estimate of probable losses based on recent experience with lines of credit and credit card portfolios. The allowance for loan and lease losses represented 1.33% of total loans receivable as of March 31, 2005, compared to 1.06% as of March 31, 2004. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
NON-INTEREST INCOME
     Non-interest income consists of net gain on mortgage loans sales and fees, net servicing income, trading activities, net gain (loss) on sale of investment securities, and commissions, fees, and other income.
     Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees decreased by 64% during the first quarter of 2005 to $7.9 million, compared to $22.1 million for the same period of 2004. The decrease for 2005 was the result of lower margins on sales involving the creation of floating rate IOs due to a lower spread between the weighted-average coupon of the mortgage loans and the implied LIBOR rates. Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting IO and MSR capitalization.

		FOR THE
	FOR THE	QUARTER
	QUARTER	ENDED
	ENDED	MARCH 31,
	MARCH 31,	2004
(In thousands)	2005	(As Restated)
Total loan sales and securitizations	$821,865	$582,570

Total loans sales resulting in the recording of IOs	$539,712	$172,948

IOs capitalized	$5,323	$13,959

MSRs capitalized	$6,550	$6,138
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of March 31, 2005, the weighted average gross servicing fee for the entire portfolio was 0.40%. The size of Doral Financial’s loan servicing portfolio has increased substantially as a result of increases in loan production and bulk purchases of servicing rights. Loan servicing fees, net of guarantee fees, amounted to $7.6 million for the first quarter of 2005, compared to $7.3 million for the corresponding period of 2004.
     Late fees and other servicing-related fees such as prepayment fees are also included as a component of servicing income. Late fees and other servicing-related fees were $2.8 million for the first quarter of 2005, compared to $2.7 million for the corresponding period of 2004.
     For the quarter ended March 31, 2005, net servicing income was approximately $8.8 million compared to a loss of approximately $16.6 million for the corresponding period of 2004. The increase in net servicing income for the first quarter of 2005 was principally the result of reduced impairment charges from mortgage-servicing assets resulting from an increase in the estimated fair value of the Company’s MSRs. The decrease in forecasted mortgage prepayment rates as of March 31, 2005 led to an increase in the valuation of the Company’s MSRs as of such date. As a result, for the first quarter of 2005, Doral Financial recognized a net recovery of $4.2 million of the Company’s previously recognized impairment valuation allowance. As of March 31, 2004, the slight decrease in mortgage rates as compared to December 2003 caused an increase in mortgage prepayment projections that resulted in a decrease in the valuation of the Company’s MSRs as of such date. As a result, in the first quarter of 2004, Doral Financial recognized a net impairment of $17.9 million through a higher impairment valuation allowance.
     Set forth below is a summary of the components of the net servicing income (loss):
TABLE C
NET SERVICING INCOME (LOSS)

	QUARTER ENDED
	MARCH 31,
		2004
(In thousands)	2005	(As Restated)
Servicing fees (net of guarantee fees)	$7,578	$7,269

Late charges	2,257	1,832

Prepayment penalties	1,359	1,345

Interest loss	(958)	(602)

Other servicing fees	99	172

Servicing income, gross	10,335	10,016

Amortization and impairment of servicing assets	(1,520)	(26,595)

Total net servicing income (loss)	$8,815	$(16,579)

     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities accounted for as held for trading, including IOs and options, futures contracts and other derivative instruments used for interest rate risk management purposes. Trading activities for the quarter ended March 31, 2005 resulted in gains of $6.6 million compared to losses of $27.7 million for the corresponding 2004 period. Gains on trading activities for the first quarter of 2005 were principally due to realized and unrealized gains with respect to derivative instruments undertaken for risk management purposes. In order to hedge the Company’s sensitivity to changes in interest rates, Doral Financial generally enters into derivative instruments, including floating-to-fixed interest rate swaps agreements. As medium and long term rates increased during the first quarter of 2005, the Company experienced substantial increases in the value of Company’s derivative portfolio, which resulted on realized and unrealized gains of $32.2 million compared to a loss of $60.5 million for the same period in 2004. Gains on derivative instruments for the first quarter of 2005 were offset in part by unrealized losses on the value of the Company’s trading securities, including net unrealized losses of $22.9 million on the value of the Company’s IOs, compared to a gain of $9.1 million for the comparable 2004 period. Set forth below is a summary of the components of gains and losses from trading activities:
TABLE D
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED
	MARCH 31,
		2004
(In thousands)	2005	(As Restated)
Net realized (losses) gains on sales of trading securities	$(2,192)	$22,778

(Losses) gains on the IO valuation	(22,946)	9,105

Net unrealized (losses) gains on trading securities, excluding IOs	(396)	907

Net realized and unrealized gains (losses) on derivative instruments	32,170	(60,466)

Total	$6,636	$(27,676)

     Net Gain on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the first quarter of 2005, sale of investment securities resulted in a gain of $4.8 million compared to a gain of $17.5 million for the corresponding 2004 period, a decrease mostly related to a reduced volume of sales. Decreased sales resulted in proceeds from sales of securities available for sale of $420.4 million for the first three months of 2005 compared to $3.9 billion for the first three months of 2004.
     Commissions, Fees and Other Income. Commissions, fees and other income increased 8% during the first quarter of 2005 from $7.2 million for the quarter ended March 31, 2004 to $7.8 million for the quarter ended March 31, 2005. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE E
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER
	ENDED MARCH 31,
		2004
(In Thousands)	2005	(As Restated)
Retail banking fees	$3,978	$3,107
Securities brokerage and asset management fees and commissions	333	734
Insurance agency commissions	2,947	2,899
Other income	508	428

Total	$7,766	$7,168

     Doral Financial’s fees and commissions have increased steadily as Doral Financial’s banking subsidiaries increased their retail branch network and as Doral Financial continues to diversify its sources of revenues by generating additional fees and commissions from insurance agency activities. Currently, Doral Financial is capturing a substantial portion of the insurance policies obtained by borrowers who obtain residential mortgage loans through Doral Financial’s mortgage-banking entities.
NON-INTEREST EXPENSES
TABLE F
NON INTEREST EXPENSES

	QUARTER
	ENDED MARCH 31,
(In Thousands)	2005	2004
Compensation and benefits	$25,589	$20,261
Taxes, other than payroll and income taxes	2,352	2,210
Advertising	4,342	3,190
Professional services	3,973	2,422
Communication and information systems	4,824	3,280
Occupancy and other office expenses	7,163	5,799
Depreciation and amortization	4,953	4,012
Other	3,211	4,992

Total non-interest expenses	$56,407	$46,166

     Total non-interest expenses increased by 22% during the quarter ended March 31, 2005, compared to the corresponding 2004 period. This increase reflects increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased lending activities and servicing. Professional fees for the first quarter of 2005 were $4.0 million, compared to $2.4 million for the same period a year ago. The increase for the first quarter of 2005 was primarily due to legal, accounting and consulting fees associated with the expansion of Doral Financial’s business. The increased business volume and expansion of Doral Financial’s branch network, which increased to 110 branches as of March 31, 2005, compared to 105 branches as of March, 2004, produced an increase of 11% in headcount from 2,439 employees as of March 31, 2004 to 2,704 employees as of March 31, 2005. Depreciation and amortization expense was $5.0 million in the first quarter of 2005, compared to $4.0 million for the comparable 2004 period. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment, software and hardware, as well as computer systems upgrades related to the Company’s growth. For the first quarter of each of 2005 and 2004, compensation expense includes $2.4 million, associated with the expensing of the fair value of stock options.
INCOME TAXES
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable years ended December 31, 2005 and 2006, and 39% for subsequent taxable years.
     For the first quarter of 2005, Doral Financial recognized an income tax expense of $10.4 million compared to an income tax benefit of $3.7 million for the same period in 2004. The increase in the tax provision for 2005 reflected increased pre-tax income from Doral Financial’s non-tax exempt activities, including interest income, gain on hedging activities, and income from insurance agency activities, coupled with net operating losses in certain subsidiaries that under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”) could not be used to offset gains in other subsidiaries. During the first quarter of 2005, consolidated pre-tax income from Doral Financial’s non-tax exempt activities amounted to $18.5 million compared to a loss of $1.1 million during the same period in 2004.
     Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to offset the losses of a particular subsidiary with income from another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, the particular subsidiary bearing the loss must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended March 31, 2005, net operating losses of $21.1 million were recognized at the subsidiary level that, based on the forecasted future taxable income of the subsidiaries bearing the losses, could not be used by such subsidiaries to offset future income. This resulted in the creation of a valuation allowance.
     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
     Interest income derived by Doral Financial from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from Puerto Rico income taxation. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
     On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gains tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gains tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004, the Company completed an agreement with the local taxing authorities to accelerate the recognition for tax purposes of long term capital gains of $536.6 million related to IOs created in previous transactions. The value of the IOs at the time of the agreement, after making all relevant adjustments pursuant to the restatement, approximates $49.1 million. Refer to Note 1 “—Restatement of Previously Issued Financial Statements” of the amended 2004 Annual Report on Form 10-K for additional information.
     As a result of the correction in the methodology used to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfer as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $190.1 million (before any valuation allowance). This benefit is attributable to the tax effect of the difference between the tax basis of the IOs ($536.6 million) and their restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to the restated value, which would have resulted in a significantly lower tax obligation. The company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
     As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and as a result, established a valuation allowance. At March 31, 2005, the deferred tax asset, net of its valuation allowance of $46.7 million, amounted to approximately $137.2 million.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $112.4 million for the quarter ended March 31, 2005 compared to $140.4 million for the quarter ended March 31, 2004. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE G
LOAN PRODUCTION

	QUARTER ENDED MARCH 31,
		2004
(Dollars in Thousands, Except for Average Initial Loan Balance)	2005	(As Restated)
FHA/VA mortgage loans
Number of loans	1,333	1,184
Volume of loans	$110,192	$105,604
Percent of total volume	9%	8%
Average initial loan balance	$82,665	$89,193

Conventional conforming mortgage loans
Number of loans	1,558	2,870
Volume of loans	$183,861	$341,175
Percent of total volume	14%	25%
Average initial loan balance	$118,011	$118,876

Conventional non — conforming mortgage loans(1)
Number of loans	6,396	5,395
Volume of loans	$706,134	$597,482
Percent of total volume	54%	44%
Average initial loan balance	$110,402	$110,747

Other(2)

	QUARTER ENDED MARCH 31,
		2004
(Dollars in Thousands, Except for Average Initial Loan Balance)	2005	(As Restated)
Number of loans	4,061	2,399
Volume of loans	$301,496	$313,631
Percent of total volume	23%	23%

Total loans
Number of loans	13,348	11,848
Volume of loans	$1,301,683	$1,357,892

(1)	Includes $44.4 million and $39.3 million in second mortgages for the quarters ended March 31, 2005 and 2004, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the three month periods ended March 31, 2005 and 2004, refinance loans represented approximately 55% and 62%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings. Also, consumers tend to prefer long-term mortgage loan rates that are generally well below rates on consumer debt.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE H
LOAN ORIGINATION SOURCES

	THREE MONTH PERIOD ENDED MARCH 31,
				2004
	2005			(As Restated)
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	72%	1%	73%	69%	—	69%
Wholesale(1).	8%	—	8%	10%	—	10%
New Housing Developments	9%	2%	11%	12%	1%	13%
Multi-family	—	—	—	—	—	—
Other(2)	6%	2%	8%	6%	2%	8%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing- released basis as well as servicing rights in bulk. During the first quarters of 2005 and 2004, Doral Financial purchased servicing rights to approximately $55.6 million and $79.4 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans with the related servicing rights, but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE I
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans)

	AS OF MARCH 31,
		2004
	2005	(As Restated)
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,360,720	$2,665,266
FHLMC/FNMA	3,639,212	3,599,908
Doral Financial grantor trusts	—	34,156
Other conventional mortgage loans(1)(2)	8,550,765	6,796,729

Total servicing portfolio	$14,550,697	$13,096,059

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	165,336	153,440
Weighted- average interest rate	6.72%	6.94%
Weighted- average remaining maturity (months)	255	258
Weighted- average gross servicing fee rate	0.3963%	0.3860%
Average servicing portfolio	$14,407,532	$12,959,343
Principal prepayments	$549,301	$561,688
Constant prepayment rate	13%	15%
Average size of loans	$88,007	$85,350
Servicing assets, net	$129,696	$109,882

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.32%	1.08%
90 days or more past due	1.71%	1.85%

Total delinquencies excluding foreclosures	3.03%	2.93%

Foreclosures pending	1.54%	1.70%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$14,264,367	$12,690,244
Add:
Loans funded and purchased(3)	955,281	1,032,837
Bulk servicing acquired	55,619	79,391
Less:
Servicing sales	2,537	982
Run-off(4)	722,033	705,431

Ending servicing portfolio	$14,550,697	$13,096,059

(1)	Includes $5.4 billion and $4.4 billion of loans owned by Doral Financial at March 31, 2005 and 2004, respectively, which represented 37% and 34% of the total servicing portfolio as of such dates for which no servicing rights has been recognized.

(2)	Includes portfolios of $303.5 million and $255.8 million at March 31, 2005 and 2004, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $346.4 million and $325.1 million of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of March 31, 2005 and 2004, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2005 and 2004, approximately 1% and 2%, respectively, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $549.3 million and $561.7 million for the three months ended March 31, 2005 and 2004, respectively. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.
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
     Doral Financial’s capital resources and financing costs have been affected by a number of factors as a result of the restatement process, including the downgrade of its credit ratings, its inability to access the capital markets, the decision of a substantial majority of its unsecured creditors to renew committed credit facilities, the decision by FNMA to require the posting of approximately $45.0 million in cash collateral to secure recourse obligations and the termination of commitments to sell non-conforming mortgage loans in the local market, as well as extraordinary legal, accounting and other expenses. The decrease in Doral Financial’s credit ratings could make it more difficult for Doral Financial to sell non-conforming loans subject to recourse provisions since the purchasers of loans subject to recourse provisions rely in part on the credit of Doral Financial when purchasing such loans. A decrease in recourse sales could adversely affect the liquidity of Doral Financial because the secondary market for non-conforming loans is not as liquid as the secondary market for loans that qualify for the sale or guarantee programs of FHA, VA, FNMA and FHLMC. A decrease in Doral Financial’s credit ratings could also adversely affect its liquidity because lending institutions may be less inclined to renew or enter into new lending arrangements with Doral Financial or increase applicable collateral requirements. A ratings downgrade could also adversely affect liquidity because counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes could increase the applicable margin requirements under such agreements.
     On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock.
     During the restatement process, Doral Financial has relied on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities, sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. As of the date of this Quarterly Report, Doral Financial expects that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations.
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the three month period ended March 31, 2005, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $37.8 million, compared to $25.1 million for the same period during 2004. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA/VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2005 and December 31, 2004, the outstanding principal balance of such delinquent loans was $303.5 million and $333.7 million, respectively, and the aggregate monthly amounts of funds advanced by Doral Financial was $28.5 million and $26.1 million, respectively. There were no delinquent loan sales in the first quarters of 2005 or 2004.

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
     Doral Financial’s primary sources of liquidity are secured borrowing collateralized by mortgage loans, loan sales in the secondary mortgage market, deposits, advances from the FHLB-NY, short-term borrowings under warehouse, gestation and repurchase agreement lines of credit secured by pledges of its loans and mortgage-backed securities and unsecured debt obligations. Other sources of liquidity include proceeds from privately-placed and publicly offered debt and equity financings in the capital markets.
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of March 31, 2005 and December 31, 2004:
TABLE J
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF MARCH 31, 2005		AS OF DECEMBER 31, 2004
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$3,534,091	2.49%	$3,643,080	2.47%
Repurchase Agreements	6,840,375	3.21%	6,305,163	2.73%
Advances from FHLB	1,244,500	4.14%	1,294,500	3.98%
Loans Payable	4,569,174	4.21%	3,638,507	3.68%
Notes Payable	1,095,543	4.77%	1,095,977	4.38%
     Doral Financial had warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $14.8 billion as of March 31, 2005, of which $8.6 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $480.0 million represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions.
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
     Doral Financial has historically sold a significant portion of its non-conforming loan production to local financial institutions at relatively high gain on sale margins through the creation of floating rate IOs. As part of the restatement process, Doral Financial has reduced the emphasis on the creation of floating rate IOs. While Doral Financial is seeking alternative sales channels for its non-conforming mortgage loan production, it anticipates that these new sales channels will result in considerably lower gain on sale margins, thereby adversely affecting its liquidity.
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of March 31, 2005, Doral Financial’s banking subsidiaries held approximately $3.5 billion in deposits at a weighted-average interest rate of 2.49%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE K
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		YEAR ENDED
	MARCH 31, 2005		DECEMBER 31, 2004
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$1,914,621	3.34%	$1,829,370	3.15%
Regular passbook savings	486,896	2.29%	416,928	2.27%
NOW accounts	734,321	2.19%	634,486	2.15%
Non-interest bearing	431,288	—	359,212	—

Total deposits	$3,567,126	2.55%	$3,239,996	2.49%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2005.
TABLE L
CERTIFICATES OF DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT
Certificates of deposit maturing:
Three months or less	$103,009
Over three through six months	81,132
Over six through twelve months	363,746
Over twelve months	978,414

Total	$1,526,301

     As of March 31, 2005 and December 31, 2004, Doral Financial’s retail banking subsidiaries had approximately $1.2 billion and $1.3 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
REGULATORY CAPITAL RATIOS
     As of March 31, 2005, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of March 31, 2005, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE M
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk-weighted assets)	14.1%	20.3%	22.9%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.8%	19.7%	22.5%
Leverage Ratio(1)	6.5%	5.6%	9.4%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     As of March 31, 2005, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
     The federal banking and thrift regulatory agencies have adopted a rule that imposes a dollar-for-dollar capital requirement on residual interests retained in sale or securitization transactions and a 25% limit on the amount of Tier 1 capital that may consist of credit-enhancing interest-only strips, a subset of residual interests. Currently, Doral Financial classifies most of the IOs retained in connection with the sale of its non-conforming loans as credit-enhancing interest-only strips under the rule and, thus, Doral Financial’s IOs are subject to a dollar-for-dollar capital requirement for risk based capital purposes and to the 25% concentration limit for Tier 1 capital purposes. The capital ratios set forth above incorporate the impact of the capital rule for IOs. While the impact of this rule is to reduce Doral Financial’s regulatory capital ratios at the holding company level, Doral Financial anticipates that it will continue to comply with all applicable capital requirements.
     Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of March 31, 2005, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.0 billion.
     Substantially all of Doral Financial’s recourse obligations and IOs are recorded at the holding company level and, accordingly, the rule only impacts the regulatory requirements applicable to Doral Financial as a financial holding company and has no impact on the banking subsidiaries.
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Commissioner of Financial Institutions of Puerto Rico. For a detailed description of these orders, please refer to Part II, Item 1, Legal Proceedings, in this Form 10-Q.
ASSETS AND LIABILITIES
     At March 31, 2005, Doral Financial’s total assets were $18.8 billion compared to $17.8 billion at December 31, 2004. The increase in assets was due primarily to an increase on its loan portfolio of $639.0 million and an increase in cash and money market investments of $219.1 million, resulting from a higher volume of liquid assets accumulated by the Company in anticipation of rising interest rates.

     The increase in assets also reflects an increase in the investment securities portfolio of $85.9 billion, resulting from Doral Financial’s strategy to increase its tax-exempt interest income by holding a significant amount in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary.
     Total liabilities were $17.5 billion at March 31, 2005, compared to $16.6 billion at December 31, 2004. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase and secured borrowings used to fund Doral Financial’s increase in assets. Borrowings with local financial institutions secured by real estate mortgages increased to $4.0 billion at March 31, 2005, compared to $3.3 billion at December 31, 2004. As of March 31, 2005, Doral Financial’s banking subsidiaries had $12.3 billion in assets, including assets of Doral International an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $11.7 billion at December 31, 2004.
OFF-BALANCE SHEET ACTIVITIES
     In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) are sold to investors on a recourse basis pursuant to which Doral Financial retains part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally from four to seven years) or up to a specified percentage (generally 10% to 15% ) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of March 31, 2005, the outstanding principal balance of loans sold subject to recourse was $2.0 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $1.2 billion. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements, except for a liability of $14.6 million for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.” As of March 31, 2005, approximately $90.9 million or 5% of the principal amount in loans sold with recourse were 60 days or more past due.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of March 31, 2005.
TABLE N
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

			Loans Past Due —
	Outstanding	Weighted-average	Over 90 Days without Insurance,
(In thousands)	Balance	Loan to Value	and Loan-To-Value Over 80%
Loan Type:
FHA/VA loan	$4,408	85.8%	$—
Conventional loans	1,884,153	73.9%	5,658
Commercial	83,469	79.2%	—

Total	$1,972,030	74.2%	$5,658

     From time to time, the Company has sold pools of delinquent loans on a servicing retained basis. Following these transactions, the loans are not reflected on Doral Financial’s unaudited Consolidated Statements of Financial Condition. Under these arrangements, as part of its servicing responsibilities, the Company is required to advance the scheduled payments of principal and interest whether or not collected from the underlying borrower. For additional information regarding sales of delinquent loans refer to “Liquidity and Capital Resources” above.
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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At March 31, 2005, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $603.7 million and $4.1 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $2.7 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate-lock agreements with borrowers. Out of the $2.7 billion existing as of March 31, 2005, $2.2 billion relate to outstanding commitments to sell mortgage loans that would give rise to IOs, which were terminated after the first quarter of 2005. Similarly, outstanding commitments to purchase up to $506.3 million in mortgage loans from third parties were also terminated.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2005.
TABLE O
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$3,534,091	$2,461,257	$732,253	$325,619	$14,962
Repurchase agreements(2)	6,840,375	4,175,575	2,664,800	—	—
Advances from the FHLB(2)	1,244,500	547,500	647,000	50,000	—
Loans payable(3)	4,569,174	484,898	—	—	4,084,276
Notes payable	1,095,543	129,998	720,285	1,770	243,490
Other liabilities	264,637	260,434	2,203	2,000	—
Non-cancelable operating leases	63,858	7,017	13,104	11,604	32,133

Total Contractual Cash Obligations	$17,612,178	$8,066,679	$4,779,645	$390,993	$4,374,861

(1)	Amounts included in the table above do not include interest.

(2)	Includes $3.6 billion of repurchase agreements with an average rate of 3.73% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from April 2005 to March, 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $4.0 billion of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans, generally estimated to range between 10% and 20% on an annual basis.

TABLE P
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$603,711	$318,640	$284,937	$59	$75
Commitments to sell mortgage-backed securities and loans	2,699,264	1,499,264	1,200,000	—	—
Commitments to purchase loans	506,293	506,293	—	—	—
Commercial and financial standby letters of credit	4,056	4,056	—	—	—
Standby repurchase (recourse) obligations	1,158,145	71,529	387,943	256,946	441,727

Total	$4,971,469	$2,399,782	$1,872,880	$257,005	$441,802

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

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
Interest Rate and Market Risk Management
     Doral Financial’s management has identified interest rate risk as the primary risk facing the Company. Interest rate risk includes the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities. Interest rate risk also includes the risk that Doral Financial’s net interest income from its loan and investment portfolio will change in response to changes in interest rates. Doral Financial’s risk management strategies, are discussed in Doral Financial’s 2004 amended Annual Report on Form 10-K under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.
Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels periodically established by the Board of Directors. Management seeks to modify the risk profile of the balance sheet through hedging activities to achieve targeted levels. The interest rate risk exposure can be decomposed into linear and non-linear risk based on the varying changes to the Market Value of Equity to movements of interest rates. The linear risk is managed through interest rate swaps. The non-linear risk arises primarily from the embedded optionality in our products and transactions which allow clients and counterparties to modify the maturity of loan, securities, deposit and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active hedging strategies. The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point increases and decreases of interest rates, as of March 31, 2005 and December 31, 2004.

	Market Value	Net Interest
As of March 31, 2005	of Equity Risk	Income Risk
+ 100 BPS	(10.5)%	(12.9)%
- 100 BPS	15.6%	10.0%

	Market Value	Net Interest
As of December 31, 2004	of Equity Risk	Income Risk
+ 100 BPS	(22.3)%	(13.0)%
- 100 BPS	7.1%	10.5%
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
     The Company has purchased various interest rate caps and collars, intended to protect the Company against rising interest rates. Interest rate caps represent the right to receive cash if a reference interest rate rises above a contractual strike price. Interest rate collars represent the right to receive payments so long as interest rates fluctuate within a negotiated range. The following table summarizes the Company’s interest rate caps and collars outstanding at March 31, 2005.

TABLE Q
INTEREST RATE COLLARS
(DOLLARS IN THOUSANDS)

	MATURITY	ENTITLED PAYMENT	PREMIUM	FAIR
NOTIONAL AMOUNT	DATE	CONDITIONS	PAID	VALUE

$200,000	June, 2006	Excess 3-month LIBOR and 5.0%	$4,865	$55

$400,000	March, 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,760	$712

$600,000	September, 2007	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.5%	$5,570	$1,803

$100,000	February, 2008	Excess 3-month LIBOR and 5.5% provided that 3-month LIBOR is less than 8.0%	$955	$513

$100,000	April, 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$1,000	$554

$200,000	April, 2008	Excess 3-month LIBOR and 8.0% provided that 3-month LIBOR is less than 10.0%	$353	$86

$300,000	July, 2008	Excess 3-month LIBOR and 5.0% provided that 3-month LIBOR is less than 8.0%	$2,715	$2,047

$200,000	December, 2009	Excess 3-month LIBOR and 3.95%	$5,970	$8,385

     The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at March 31, 2005. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.

TABLE R
INTEREST RATE SWAPS
(DOLLARS IN THOUSANDS)

			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	2.980%	3.688%	$1,421

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	3.000%	3.655%	$1,502

$1,000,000	March, 2008	To protect the spread of the variable IOs	3.060%	4.325%	$1,900

$1,000,000	March, 2008	To protect the spread of the variable IOs	3.090%	4.474%	$(2,144)

$200,000	November, 2009	To protect the spread of the variable IOs	2.770%	3.773%	$6,740

$300,000	November, 2009	To protect the spread of the variable IOs	2.820%	3.975%	$7,638

$100,000	February, 2010	To protect the spread of the variable IOs	2.873%	4.221%	$1,708

$100,000	March, 2010	To fix the cost of short-term funding sources in a rising rate environment	2.980%	4.510%	$448

$800,000	March, 2010	To protect the spread of the variable IOs	3.090%	4.712%	$(3,338)

$100,000	February, 2015	To protect the spread of the variable IOs	2.873%	4.618%	$2,542

$100,000	March, 2015	To fix the cost of short-term funding sources in a rising rate environment	2.980%	4.880%	$487

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or internal valuation models. The notional amounts of derivatives totaled $21.9 billion and $72.3 billion, respectively, as of March 31, 2005 and December 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s prior hedging strategy. Following the restatement, Doral Financial’s hedging strategy is more focused on internal balance sheet management and the use of interest rate swaps. The increase focus on internal balance sheet management has resulted in a decrease in the volume of derivatives.
The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
TABLE S
FAIR VALUE RECONCILIATION

Quarter ended
(In thousands)	March 31, 2005
Fair value of contracts outstanding at the beginning of the period	$5,672
Contracts realized or otherwise settled during the period	7,169
Fair value of new contracts entered into during the period	13,260
Changes in fair values during the period	22,711

Fair value of contracts outstanding at the end of the period	$48,812

TABLE T
SOURCE OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of March 31, 2005	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Source of Fair Value

Prices actively quoted	$10,866	$—	$—	$—	$10,866
Prices provided by other external sources	4,887	5,762	24,268	3,029	37,946

	$15,773	$5,762	$24,268	$3,029	$48,812

     The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. Doral Financial generally manages its risks by taking risk-offsetting positions.
     The credit risk of derivatives arises from the potential of counterparty’s to default on its contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

TABLE U
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE
(Dollars in thousands)

	March 31, 2005
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value(4)	(in years)
AA-	1	$700,000	$8,868	$—	$8,868	2.22
A+	2	4,300,000	19,196	(1,492)	17,704	3.24
A	4	5,400,000	16,014	(2,918)	13,097	1.48

Subtotal	7	10,400,000	$44,078	$(4,410)	$39,669	2.26

Other derivatives(5):
Treasury futures		100,000
Treasury future options		5,782,500
Eurodollar futures		—
Eurodollar future options		5,600,000

Total Derivatives		$21,882,500

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	These values are based on an internal risk model used to measure the sensitivity of the Company’s Market Value of Equity to changes in interest rates, and not on the fair values recorded in the Company’s books for the related instruments.

(5)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
(Dollars in thousands)

	December 31, 2004
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value(4)	(in years)
AA-	1	$414,234	$1,998	$—	$1,988	4.70
A+	2	1,500,000	3,038	(2,881)	157	2.17
A	4	3,344,873	11,702	(1,441)	10,261	1.30

Subtotal	7	5,259,107	$16,738	$(4,322)	$12,406	1.82

Other derivatives(5):
Treasury futures		320,000
Treasury future options		4,340,000
Eurodollar futures		7,120,000
Eurodollar future options		55,300,000

Total Derivatives		$72,339,107

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	These values are based on an internal risk model used to measure the sensitivity of the Company’s Market Value of Equity to changes in interest rates, and not on the fair values recorded in the Company’s books for the related instruments.

(5)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
Credit Risk
     Doral Financial’s loan portfolio is subject to credit risk. Refer to note “k” of the accompanying Consolidated Financial Statements for additional information regarding the composition of Doral Financial’s loan receivable portfolio. Doral Financial has identified mortgage credit risk as the primary type of credit risk affecting the Company. Mortgage credit risk is the risk that a borrower fails to make timely payments on a mortgage owned or guaranteed by Doral Financial.

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
     In the ordinary course of business, the Company sells some loans on a recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” for more information regarding recourse obligation.
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
Non-performing assets and allowance for loan and lease losses
     Non-performing assets (“NPAs”) consist of loans on a non-accrual basis and other real estate owned. During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan. The effect of this change was a decrease in interest income of approximately $7.0 million and an increase of the amount of residential non-accrual loans (See Table V below). When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery. Loans will return to accrual status when principal and interest become current and collectibility is reasonably assured. As of March 31, 2005 and 2004, Doral Financial would have recognized $12.4 million and $8.3 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of March 31, 2005 and December 31, 2004 amounted to approximately $20.7 million and $31.5 million, respectively. At March 31, 2005 and December 31, 2004 an impairment allowance of $7.1 million, in each case, was allocated to such impaired loans.
     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE V
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	MARCH 31, 2005	DECEMBER 31, 2004
Mortgage banking business:
Non-accrual loans:
Construction loans	$1,549	$1,865
Residential mortgage loans(1)	117,415	10,076
Construction loans past due 90 days and still accruing	128	128
Loans held-for-sale past due 90 days and still accruing(1)(2)	—	85,075
OREO	16,950	18,028

Total NPAs of mortgage banking business	136,042	115,172

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	20,246	14,774
Residential mortgage loans	11,383	8,105
Commercial real estate loans	8,340	8,535
Consumer loans	1,453	1,457
Commercial non-real estate loans	894	512

Total non-accrual loans	42,316	33,383

OREO	1,440	2,044

Total NPAs of banking subsidiaries	43,756	35,427

Total NPAs of Doral Financial (consolidated)	$179,798	$150,599

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.51%	1.23%

Total NPAs of Doral Financial as a percentage of consolidated total assets	0.96%	0.84%

Total non-performing loans to total loans	2.20%	1.95%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing loans held for sale) at end of period	55.13%	59.03%

(1)	During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan.

(2)	Does not include approximately $46.8 million and $71.2 million of GNMA defaulted loans (for which the Company has the option but not the obligation to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of March 31, 2005 and December 31, 2004, respectively. Also excludes $10.2 million of 90 days past due FHA/VA loans as of December 31, 2004, which were not considered non-performing assets by Doral Financial as of such date because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings. Under the new estimates, which were modified during the first quarter of 2005, all FHA/VA loans 90 days past due are placed in non-accrual and therefore considered non-performing assets.

     Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal appraisals and physical inspections.
     The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.
TABLE W
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED
	MARCH 31,
		2004
(DOLLARS IN THOUSANDS)	2005	(As Restated)
Allowance for Loan and Lease Losses:
Balance at beginning of period	$20,881	$14,919
Provision for loan and lease losses	4,047	1,769

Charge — offs:
Construction loans	—	—
Residential mortgage loans	—	(20)
Commercial real estate loans	(29)	—
Consumer loans	(529)	(619)
Commercial non-real estate loans	(177)	(27)
Other	—	—

Total charge-offs	(735)	(666)

Recoveries:
Construction loans	—	—
Residential mortgage loans	—	—
Commercial real estate loans	—	—
Consumer loans	56	69
Commercial non-real estate loans	6	39
Other	—	—

Total recoveries	62	108

Net charge-offs	(673)	(558)

Other	—	(73)

Balance at end of period	$24,255	$16,057

Allowance for loan losses as a percentage of loans receivable outstanding at the end of period	1.33%	1.06%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.15%	0.15%

     The allowance for loan and lease losses relating to loans held by Doral Financial was $24.3 million at March 31, 2005, compared to $16.1 million as of March 31, 2004. The Company determined, based on an analysis of the credit quality, composition of its loan portfolio, and loan loss experience, that the allowance should be increased to reflect the increased risk.
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
Overview of Operational Risk Management
     Doral Financial is in the process of instituting an operational risk management program which will encompass the use of a more structured approach for the identification, assessment, measurement, mitigation, monitoring and reporting of events that may have an impact on Doral Financial’s exposure to operational risk. The proposed framework defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people, systems, or from external events. Doral Financial intends to establish a corporate level Enterprise Risk Officer, who will be responsible for the analysis of non-credit and nonmarket risks faced by the Company. The Enterprise Risk Officer will coordinate with the Internal Audit group on risk identification and monitoring through Doral Financial and will report directly to the Risk Policy Committee. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
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
     The government of Puerto Rico has publicly announced that as a result of anticipated budget deficit for the fiscal year ending June 30, 2006, it will be unable to meet certain of its payroll obligations commencing May 1, 2006. The Governor has proposed legislation authorizing the Commonwealth to borrow approximately $638 million to finance a portion of the budget deficit. The loan would be repayable from amounts generated by a tax reform being proposed by the Governor, which includes a 7% sales tax. The Speaker of House of Representative has expressed opposition to the proposed loan unless certain actions to reduce expenses are concurrently implemented. The Governor has in turn stated that if the legislature does not approve the loan certain Commonwealth government agencies will be forced to suspend their operations commencing May 1, 2006. It is impossible for the Company to predict what effect such a government shutdown could have on the Puerto Rico economy, but a prolonged shutdown could lead to an increase in delinquencies in mortgage and consumer loans.
     In addition, general and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratio of existing loans, thereby reducing credit exposure. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the effects of changes of interest rates on Doral Financial’s operations.
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
FUTURE OPERATIONS
     Following the completion of the restatement, Doral Financial decided to make certain changes to its business strategy that are designed to produce revenue and earnings streams that are more stable, transparent and easier to protect from interest rate risk. These changes are expected to be implemented progressively beginning in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operations” in Doral Financial’s amended 2004 Annual Report on Form 10-K for additional information regarding certain changes to the Company’s business strategy.
     Doral Financial’s mortgage loan production for the fourth quarter of 2005 was $1.2 billion, compared to $1.4 billion for the fourth quarter of 2004. Mortgage loan production was $859.3 million for the first quarter of 2006 compared to $1.3 billion for the first quarter of 2005. The decrease in loan production during the first quarter of 2006 reflects a decrease in total originations in the Puerto Rico market, coupled with the adoption of more stringent underwriting standards and an adjustment of the Company’s pricing and product offerings to more closely align the Company’s origination of non-conforming loans to the requirements of new secondary market outlets for its non-conforming loan production. The Company is currently working to develop new sales outlets for its non-conforming loan production both in the local Puerto Rico and United States secondary markets. In addition, the Company continues to experience significant competition in the Puerto Rico Market.
     As previously disclosed, the Company anticipates that, as a greater proportion of mortgage loans are retained in its portfolio, gains from mortgage loan sales will be a less important source of revenue and net interest income, fee income and trading income will become more important sources of revenue. The Company also intends to diversify and increase its loan and service offerings beyond residential loans.
     The Company has commenced a major reengineering project with the assistance Proudfoot Consulting designed to substantially reduce non-interest expenses and to make the Company’s operations more efficient.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     Doral Financial’s management, with the participation of its current Chief Executive Officer and its current Chief Financial Officer, evaluated the effectiveness of Doral Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
     As part of the restatement process, the Company’s current management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2004, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K. These material weaknesses existed as of March 31, 2005 and permitted or contributed to the restatement of our financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses and the Company’s inability to timely file its annual and quarterly reports, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.
     Doral Financial is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004. Doral Financial’s remediation efforts are outlined in “— Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, of Doral Financial’s amended Annual Report on Form 10-K for the year ended December 31, 2004 and are specifically designed to address the material weaknesses identified by Doral Financial’s management and to enhance the Company’s overall corporate governance. Doral Financial will disclose any significant further developments arising as a result of its remediation efforts in future filings with the SEC.
     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control Over Financial Reporting
     On January 1, 2005, Doral Financial changed the core software system used by its mortgage servicing division. Management decided to replace the software in order to support Doral Financial’s strategic and operational goals. The implementation of this new software required changes to Doral Financial’s internal controls. Except for the changes to internal controls required by the implementation of this new software, during the quarter ended March 31, 2005, there were no changes in Doral Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     During 2005, Doral Financial became subject to various legal proceedings arising as a result of the restatement. For information on these proceedings, see “Subsequent Events — Legal Proceedings” in Part I, Item 3 of Doral Financial’s amended 2004 Annual Report on Form 10-K.

     In addition, after the publication of the Company’s amended 2004 Annual Report on Form 10-K, on March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Commissioner of Financial Institutions of Puerto Rico. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and submit plans regarding the maintenance of capital adequacy and liquidity. No fines or monetary penalties were assessed against Doral Financial or Doral Bank under the orders.
     Under the terms of the consent order with the FDIC and the Commissioner, Doral Bank PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior consent of the FDIC and the Commissioner.
     The consent order with the Federal Reserve contains similar restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with, Doral Bank PR, without the prior approval of the Federal Reserve. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days (five days in the case of the first request following the effective date of the order) prior to a proposed dividend declaration date.
     For additional information regarding the consent orders with the Federal Reserve, the FDIC and the Commissioner, please refer to the Current Report on Form 8-K filed by Doral Financial with the SEC on March 17, 2006. Copies of the orders are included as exhibits to that Current Report.
ITEM 1A. RISK FACTORS
     For a detailed discussion of certain risk factors that could affect Doral Financial’s results for future periods see “— Certain Factors That May Affect Future Results” under Item 1, Business, in Doral Financial’s amended 2004 Annual Report on Form 10-K.
     Subsequent to the filing of the Company’s amended 2004 Annual Report on Form 10-K, the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2005. As a result, the Company is subject to the procedures specified in Rule 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE’s Listed Company Manual. Rule 802.01E provides, among other things, that the NYSE will monitor the Company and the filing status of the 2005 Annual Report on Form 10-K. If the Company has not filed the 2005 Annual Report on Form 10-K by September 15, 2006, the NYSE, in its sole discretion, may grant the Company up to an additional six-month trading period to file the report or commence suspension and delisting procedures against the Company. The delisting of its common stock would have a material adverse effect on Doral Financial and the price of its common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
     (a) Exhibits
     The exhibits accompanying this Quarterly Report on Form 10-Q are listed on the accompanying Exhibit Index.
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

DORAL FINANCIAL CORPORATION (Registrant)

Date: May 2, 2006	/s/ John A. Ward

John A. Ward Chairman of the Board and Chief Executive Officer

Date: May 2, 2006	/s/ Lidio Soriano

Lidio Soriano Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
3.2	-	By-laws of Doral Financial Corporation, as amended as of March 27, 2006.

12.1	-	Computation of Ratio of Earnings to Fixed Charges.

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.