Form 10-Q
period 2005-06-30
DORAL FINANCIAL CORP
filed 2006-05-03
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 0-17224
DORAL FINANCIAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1451 F.D. Roosevelt Avenue,	00920-2717
San Juan, Puerto Rico	(Zip Code)
(Address of principal executive offices)
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
Common stock: 107,930,236 outstanding as of August 14, 2005.

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE
PART I – FINANCIAL INFORMATION	4

Item 1 — Financial Statements	4

Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2005 and December 31, 2004	4

Consolidated Statements of Income (Unaudited) – Quarters ended June 30, 2005 and June 30, 2004 (As Restated) and six months ended June 30, 2005 and June 30, 2004 (As Restated)	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six months ended June 30, 2005 and June 30, 2004 (As Restated)	6

Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended June 30, 2005 and June 30, 2004 (As Restated) and six months ended June 30, 2005 and June 30, 2004 (As Restated)	7

Consolidated Statements of Cash Flows (Unaudited) – Six months ended June 30, 2005 and June 30, 2004 (As Restated)	8

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	79

Item 4 — Controls and Procedures	80

PART II — OTHER INFORMATION	81

Item 1 — Legal Proceedings	81

Item 1A — Risk Factors	81

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 3 — Defaults Upon Senior Securities	82

Item 4 — Submission of Matters to a Vote of Security Holders	82

Item 5 — Other Information	82

Item 6 — Exhibits	82

SIGNATURES	83
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED DIVIDENDS
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

i

EXPLANATORY NOTE
     On February 27, 2006, Doral Financial Corporation filed its amended 2004 Annual Report on Form 10-K, which included a restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002. This Quarterly Report on Form 10-Q includes financial information for the quarter and six month period ended June 30, 2004 as restated.
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
     The filing of this Quarterly Report on Form 10-Q was delayed because of the work necessary to complete the restatement of Doral Financial’s previously filed consolidated financial statements. For more information on the results of the restatement, see Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements” and “—Restatement of Previously Issued Financial Statements” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Doral Financial’s amended 2004 Annual Report on Form 10-K. For more information on the impact of the restatement on the Company’s financial statements for the quarter and six months ended June 30, 2004, please refer to Note “c” to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2005	2004
ASSETS
Cash and due from banks	$110,833	$64,940

Money market investments:
Money market investments with creditors’ right to repledge	1,122,693	806,849
Other money market investments	1,471,242	1,663,937

Total money market investments	2,593,935	2,470,786

Pledged investment securities that can be repledged:

Securities held for trading, at fair value (includes fair value of IOs of $12,567 in 2005; $14,673 in 2004)	232,344	283,372
Securities available for sale, at fair value	6,360,465	4,224,168
Securities held to maturity, at amortized cost (market value of $2,086,226 in 2005; $2,062,312 in 2004)	2,071,627	2,100,303

Total pledged investment securities that can be repledged	8,664,436	6,607,843

Other investment securities:

Securities held for trading, at fair value (includes fair value of IOs of $113,100 in 2005; $112,688 in 2004)	262,695	205,698
Securities available for sale, at fair value	174,562	758,340
Securities held to maturity, at amortized cost (market value of $112,708 in 2005; $191,381 in 2004)	111,334	201,392
Federal Home Loan Bank of NY (FHLB) stock, at cost	80,870	86,120

Total other investment securities	629,461	1,251,550

Total investment securities	9,293,897	7,859,393

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors right to repledge	3,830,357	3,282,152
Other mortgage loans held for sale, at lower of cost or market	1,740,817	1,640,355
Loans receivable, net of allowance for loan and lease losses (2005 - $22,672; 2004 - $20,881)	1,995,081	1,747,699

Total loans	7,566,255	6,670,206

Receivables and mortgage-servicing advances	78,136	99,727
Accounts receivable from investment sales	46,301	40,052
Accrued interest receivable	73,633	73,547
Servicing assets, net	113,135	123,586
Premises and equipment, net	151,431	146,551
Real estate held for sale, net	20,586	20,072
Deferred tax asset	219,381	217,024
Other assets	67,717	49,778

Total assets	$20,335,240	$17,835,662

LIABILITIES
Deposits:
Non-interest-bearing deposits	$509,860	$459,360
Interest-bearing deposits	3,479,015	3,183,720
Securities sold under agreements to repurchase	8,000,754	6,305,163
Advances from FHLB	1,244,500	1,294,500
Loans payable	4,295,910	3,638,507
Notes payable	1,089,102	1,095,977
Accounts payable from investment purchases	161,334	325,740
Accrued expenses and other liabilities	288,898	248,078

Total liabilities	19,069,373	16,551,045

Commitments and contingencies (Note w)

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2005 and 2004, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,930,236 and 107,908,862 shares issued and outstanding in 2005 and 2004, respectively	107,930	107,909
Additional paid-in capital	166,591	161,639
Legal surplus	22,716	22,716
Retained earnings	453,726	492,786
Accumulated other comprehensive loss, net of income tax benefit of $2,378 in 2005 and $4,591 in 2004	(58,346)	(73,683)

Total stockholders’ equity	1,265,867	1,284,617

Total liabilities and stockholders’ equity	$20,335,240	$17,835,662

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
Interest income:
Loans	$124,896	$100,642	$234,642	$202,084
Mortgage-backed securities	60,306	17,344	112,874	35,087
Interest-only strips (“IOs”)	2,541	3,395	5,841	6,608
Investment securities	31,939	45,641	64,768	78,750
Other interest-earning assets	17,700	4,711	33,799	8,228

Total interest income	237,382	171,733	451,924	330,757

Interest expense:
Deposits	23,178	19,499	45,635	38,481
Securities sold under agreements to repurchase	59,635	25,412	110,093	48,084
Advances from FHLB	13,055	12,358	25,534	24,144
Loans payable	52,099	18,975	94,286	36,443
Notes payable	14,162	11,603	27,057	23,046

Total interest expense	162,129	87,847	302,605	170,198

Net interest income	75,253	83,886	149,319	160,559

Provision for loan and lease losses	3,658	3,481	7,705	5,250

Net interest income after provision for loan and lease losses	71,595	80,405	141,614	155,309

Non-interest (loss) income:
Net gain on mortgage loan sales and fees	15,387	19,817	23,327	41,884
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(43,063)	(21,484)	(36,427)	(49,160)
Net gain (loss) on sale of investment securities	4,714	(17,424)	9,558	66
Servicing (loss) income, net of amortization and impairment/recovery	(18,682)	23,390	(9,867)	6,811
Commissions, fees and other income	8,179	7,759	15,945	14,927

Total non-interest (loss) income	(33,465)	12,058	2,536	14,528

Non-interest expenses:
Compensation and benefits	23,679	22,588	49,268	42,849
Taxes, other than payroll and income taxes	2,374	2,258	4,726	4,468
Advertising	4,586	4,113	8,928	7,303
Professional services	11,263	2,605	15,236	5,027
Communication and information systems	4,564	3,308	9,388	6,588
Occupancy and other office expenses	8,182	6,593	15,345	12,392
Depreciation and amortization	5,129	4,225	10,082	8,237
Other	5,858	6,802	9,069	11,794

Total non-interest expenses	65,635	52,492	122,042	98,658

(Loss) income before income taxes	(27,505)	39,971	22,108	71,179
Income tax benefit (expense)	4,718	(10,365)	(5,666)	(6,620)

Net (loss) income	$(22,787)	$29,606	$16,442	$64,559

Net (loss) income attributable to common shareholders	$(31,112)	$21,281	$(208)	$47,909

Net (loss) income per common share:

Basic	$(0.29)	$0.20	$0.00	$0.44

Diluted	$(0.29)	$0.19	$0.00	$0.43

Dividends per common share	$0.18	$0.15	$0.36	$0.27

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
		2004
	2005	(As Restated)
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,909	107,904
Shares issued under stock option plan	21	4

Balance at end of period	107,930	107,908

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	161,639	151,902
Common shares issued under stock option plan	98	21
Stock-based compensation recognized	4,854	4,854

Balance at end of period	166,591	156,777

LEGAL SURPLUS	22,716	14,155

RETAINED EARNINGS:
Balance at beginning of period	492,786	384,596
Net income	16,442	64,559
Cash dividends declared on common stock	(38,852)	(29,134)
Cash dividends declared on preferred stock	(16,650)	(16,650)

Balance at end of period	453,726	403,371

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Balance at beginning of period	(73,683)	(49,445)
Other comprehensive (loss) income, net of deferred tax	15,337	(53,889)

Balance at end of period	(58,346)	(103,334)

Total stockholders’ equity	$1,265,867	$1,152,127

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
Net (loss) income	$(22,787)	$29,606	$16,442	$64,559

Other comprehensive income (loss), before tax:

Unrealized gains (losses) on securities arising during the period	77,770	(121,549)	27,086	(62,353)

Amortization of unrealized loss on securities reclassified to held to maturity	11	3	22	14

Reclassification of realized (gains) losses included in net income	(4,714)	17,424	(9,558)	(66)

Other comprehensive income (loss), before tax	73,067	(104,122)	17,550	(62,405)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,654)	11,099	(2,213)	8,516

Other comprehensive income (loss)	70,413	(93,023)	15,337	(53,889)

Comprehensive income (loss), net of tax	$47,626	$(63,417)	$31,779	$10,670

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
		2004
	2005	(As Restated)
Cash flows from operating activities:
Net income	$16,442	$64,559

Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation recognized	4,854	4,854
Depreciation and amortization	10,082	8,237
Amortization and impairment of servicing assets	30,514	13,527
Deferred tax provision (benefit)	(4,635)	(11,525)
Provision for loan and lease losses	7,705	5,250
Amortization of premium and accretion of discount on loans, investment securities and debt	9,972	454
Origination and purchases of mortgage loans held for sale	(2,825,804)	(2,368,499)
Principal repayment and sales of mortgage loans held for sale	1,413,980	1,410,494
Unrealized loss on securities held for trading	1,573	78
Purchases of securities held for trading	(2,005,052)	(1,867,378)
Principal repayment and sales of trading securities	2,396,126	2,593,921
Unrealized loss on derivative instruments	22,870	13,946
Decrease (increase) in derivative instruments	7,424	(3,933)
Amortization and gain or loss in the fair value of IOs	12,675	32,909
Purchases of servicing assets	(2,220)	(2,729)
Decrease (increase) in receivables and mortgage servicing advances	21,591	(21,362)
Increase in accrued interest receivable	(86)	(2,973)
Increase in other assets	(17,856)	(13,155)
Increase in accrued expenses and other liabilities	166,373	37,840

Total adjustments	(749,914)	(170,044)

Net cash used in operating activities	(733,472)	(105,485)

Cash flows from investing activities:
Purchases of securities available for sale	(4,663,474)	(5,806,958)
Principal repayment and sales of securities available for sale	3,109,422	5,133,908
Purchases of securities held to maturity	(100,000)	(1,110,170)
Principal repayment and maturities of securities held to maturity	227,472	147,656
Decrease (increase) in FHLB stock	5,250	(1,900)
Origination of loans receivable	(580,646)	(517,222)
Principal repayment of loans receivable	309,438	328,330
Purchases of premises and equipment	(14,962)	(16,488)
Proceeds from sales of real estate held for sale	23,413	10,495

Net cash used in investing activities	(1,684,087)	(1,832,349)

Cash flows from financing activities:
Increase in deposits	345,795	268,124
Increase in securities sold under agreements to repurchase	1,695,591	1,782,292
Proceeds from advances from FHLB	50,000	100,000
Repayment of advances from FHLB	(100,000)	(112,000)
Increase in loans payable:
Increase in warehousing lines and other credit facilities	111,815	120,538
Proceeds from secured borrowings, pledged to creditors	880,746	685,081
Repayment of secured borrowings, pledged to creditors	(335,158)	(227,385)
Proceeds from issuance of notes payable	—	114,885
Repayment of notes payable	(6,805)	(708)
Issuance of common stock, net	119	25
Dividends paid	(55,502)	(45,784)

Net cash provided by financing activities	2,586,601	2,685,068

Net increase in cash and cash equivalents	169,042	747,234
Cash and cash equivalents at beginning of period	2,535,726	954,722

Cash and cash equivalents at the end of period	$2,704,768	$1,701,956

Cash and cash equivalents includes:
Cash and due from banks	$110,833	$86,953
Money market investments	2,593,935	1,615,003

	$2,704,768	$1,701,956

Supplemental schedule of non-cash activities:
Loan securitizations	$702,298	$452,292

Loans foreclosed	$23,134	$8,339

Supplemental information for cash flows:
Cash used to pay interest	$280,389	$168,787

Cash used to pay income taxes	$32,003	$31,076

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the Company’s amended 2004 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The results of operations for the quarter and six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

c.	As previously reported in the Company’s amended Form 10-K for the year ended December 31, 2004 filed with the SEC on February 27, 2006, the Company restated its audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002 to correct accounting errors and departures from GAAP. The following provides a brief description of the principal accounting adjustments included in the restatement of the Company’s consolidated financial statements and the effect of the adjustments on the Company’s Consolidated Statements of Financial Condition as of June 30, 2004, its Consolidated Statements of Income for the quarter and six-month period ended June 30, 2004 and its Consolidated Statements of Cash Flows for the six-month period ended June 30, 2004. All financial information for the quarter and six-month period ended June 30, 2004 included in any subsequent notes is presented on a restated basis. A more detailed description of the accounting adjustments made in connection with the restatement, as well as a background discussion of the restatement, is included in Note 1 “—Restatement of Previously Issued Financial Statements — Summary of Accounting Adjustments by Category” to Doral Financial audited Consolidated Financial Statements, included in the Company’s amended 2004 Annual Report on Form 10-K.

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

Recharacterization of mortgage loan sale transactions as secured borrowings. In prior periods, the Company had inaccurately recorded as sales certain transfers of mortgage loans to certain local financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
institutions. Certain of the Company’s mortgage loan transfers included or likely included recourse provisions, which had not been captured by the Company’s financial reporting process. The Company determined that such transfers did not qualify as sales under Statement of Financial Accounting Standard (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), because the transfers did not satisfy the “reasonable assurance” standard of SFAS 140 regarding the isolation of assets in bankruptcy. In addition, the Company decided to reverse a number of transactions involving generally contemporaneous purchases and sales of mortgage loans from and to local financial institutions where the amounts purchased and sold, and other terms of the transactions, were similar. The decision followed a determination that there was insufficient contemporaneous documentation to substantiate the business purpose for these transactions in light of the timing and similarity of the purchase and sale amounts and other terms of the transactions. As part of the restatement, the Company recorded all such transfers as loans payable secured by mortgage loans and reversed the gains previously recognized on these transfers.
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
Accounting for servicing assets. In the past, the Company incorrectly extrapolated the value of the Company’s servicing assets (“MSRs”) related to non-conforming loans from the third-party valuation received for servicing assets with respect to its conforming loan portfolio. As part of the restatement process, the Company engaged a third party to perform a valuation of its entire servicing asset portfolio. The new external valuation relies on a market approach instead of an economic approach to value the portfolio as the Company determined that the market approach results in a better measure of fair value for its entire servicing asset portfolio. The restated value of the Company’s servicing asset portfolio also reflects (1) the reclassification of some of the Company’s retained assets between servicing assets and IOs and (2) the derecognition of certain servicing assets as a result of the recharacterization of certain mortgage loan sales as secured borrowings, in each case as discussed above.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other accounting adjustments. As part of the restatement, the Company also made corrections with respect to the lower of cost or market valuation allowance, obligations for loans sold with recourse, the accounting for certain defaulted loans, the accounting for the deferral and recognition of loan origination fees and costs and the accounting for rent expense under operating leases.
Miscellaneous adjustments. In addition to the adjustments described above, Doral Financial identified other accounting errors that required additional corrections and reclassifications. These corrections related to various aspects of the Company’s consolidated financial statements, including adjustments to its allowance for bad debts, servicing-related activities and incentive compensation. Some of these adjustments had been previously identified but were considered not to be material and, thus, did not require correction.
The impact of these corrections on net income, basic and diluted earnings per share for the quarter and six months ended June 30, 2004 is summarized as follows:

	Quarter Ended	Six Month Period
	June 30,	Ended June 30,
	2004	2004
Net income, as previously reported	$114,906	$218,483
Pre-tax restatement adjustments:
Recharacterization of mortgage loan sale transactions as secured borrowings	(62,448)	(136,828)
Valuation of IOs	(40,018)	(35,658)
Accounting for servicing assets	22,858	(343)
Accounting for derivative instruments and investment securities	(10,334)	(10,730)
Provision for loan and lease losses	(979)	(2,252)
Other accounting adjustments	(9,180)	(9,396)

Total pre-tax restatement adjustments	(100,101)	(195,207)
Income tax impact of restatement adjustments	14,801	41,283

Total net restatement adjustments	(85,300)	(153,924)

Net income, as restated	$29,606	$64,559

Basic earnings per common share, as previously reported	$0.99	$1.87
Effect of adjustments	(0.79)	(1.43)

Basic earnings per common share, as restated	0.20	0.44

Diluted earnings per common share, as previously reported	$0.96	$1.82
Effect of adjustments	(0.77)	(1.39)

Diluted earnings per common share, as restated	$0.19	$0.43

The following tables summarize the impact of all restatement adjustments on previously reported net income, basic and diluted earnings per share for the quarter and six months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended June 30, 2004
	Previously		As
(Dollars in Thousands, except per share information)	Reported	Adjustments	Restated
Interest income:
Loans	$56,743	$43,899	$100,642
Mortgage-backed securities	16,852	492	17,344
Interest-only strips (“IOs”)	14,406	(11,011)	3,395
Investment securities	45,225	416	45,641
Other interest-earning assets	4,711	—	4,711

Total interest income	137,937	33,796	171,733

Interest Expense:
Deposits	19,499	—	19,499
Securities sold under agreements to repurchase	25,412	—	25,412
Advances from FHLB	12,358	—	12,358
Loans payable	1,723	17,252	18,975
Notes payable	12,299	(696)	11,603

Total interest expenses	71,291	16,556	87,847

Net interest income	66,646	17,240	83,886

Provision for loan and lease losses	2,612	869	3,481

Net interest income after provision for loan and lease losses	64,034	16,371	80,405

Non-interest income:
Net gain on mortgage loan sales and fees	130,586	(110,769)	19,817
Net loss on securities held for trading	6,048	(27,532)	(21,484)
Net gain on sale of investment securities	(17,489)	65	(17,424)
Servicing income (loss), net of amortization and impairment	(2,345)	25,735	23,390
Commissions, fees and other income	9,780	(2,021)	7,759

Total non-interest income	126,580	(114,522)	12,058

Non-interest expenses:
Compensation and benefits	22,276	312	22,588
Taxes, other than payroll and income taxes	2,258	—	2,258
Advertising	4,113	—	4,113
Professional services	2,605	—	2,605
Communication and information systems	3,308	—	3,308
Occupancy and other office expenses	6,489	104	6,593
Depreciation and amortization	4,311	(86)	4,225
Other	5,182	1,620	6,802

Total non-interest expenses	50,542	1,950	52,492

Income before income taxes	140,072	(100,101)	39,971

Income tax (expense) benefit	(25,166)	14,801	(10,365)

Net Income	$114,906	$(85,300)	$29,606

Net income per common share:
Basic	$0.99	$(0.79)	$0.20

Diluted	$0.96	$(0.77)	$0.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

		Six Month Period
	Ended June 30, 2004
	Previously
(Dollars in Thousands, except per share information)	Reported	Adjustments	As Restated
Interest income:
Loans	$116,879	$85,205	$202,084
Mortgage-backed securities	34,322	765	35,087
Interest-only strips (“IOs”)	26,790	(20,182)	6,608
Investment securities	77,817	933	78,750
Other interest-earning assets	8,228	—	8,228

Total interest income	264,036	66,721	330,757

Interest expense:
Deposits	38,481	—	38,481
Securities sold under agreements to repurchase	48,084	—	48,084
Advances from FHLB	24,144	—	24,144
Loans payable	3,128	33,315	36,443
Notes payable	24,500	(1,454)	23,046

Total interest expenses	138,337	31,861	170,198

Net interest income	125,699	34,860	160,559

Provision for loan and lease losses	4,173	1,077	5,250

Net interest income after provision for loan and lease losses	121,526	33,783	155,309

Non-interest income:
Net gain on mortgage loan sales and fees	267,442	(225,558)	41,884
Net loss on securities held for trading	(42,566)	(6,594)	(49,160)
Net (loss) gain on sale of investment securities	(1,339)	1,405	66
Servicing (loss) income, net of amortization and impairment	(656)	7,467	6,811
Commissions, fees and other income	18,461	(3,534)	14,927

Total non-interest income	241,342	(226,814)	14,528

Non-interest expenses:
Compensation and benefits	42,033	816	42,849
Taxes, other than payroll and income taxes	4,468	—	4,468
Advertising	7,303	—	7,303
Professional services	5,027	—	5,027
Communication and information systems	6,588	—	6,588
Occupancy and other office expenses	12,178	214	12,392
Depreciation and amortization	8,583	(346)	8,237
Other	10,302	1,492	11,794

Total non-interest expenses	96,482	2,176	98,658

Income before income taxes	266,386	(195,207)	71,179

Income tax expense	(47,903)	41,283	(6,620)

Net Income	$218,483	$(153,924)	$64,559

Net income per common share:
Basic	$1.87	$(1.43)	$0.44

Diluted	$1.82	$(1.39)	$0.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the impact of all restatement adjustments on the previously reported Consolidated Statement of Financial Condition as of June 30, 2004.
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	June 30, 2004
	Previously		As
(Dollars in Thousands, except share information)	Reported	Adjustments	Restated
Assets
Cash and due from banks	$86,953	$—	$86,953

Money market investments	1,615,003	—	1,615,003

Investment securities:
Securities held for trading, at fair value	1,103,724	(633,853)	469,871
Securities available for sale, at fair value	3,184,142	—	3,184,142
Securities held to maturity, at amortized cost	2,625,086	(16,741)	2,608,345
Federal Home Loan Bank of NY (FHLB) stock, at cost	83,620	—	83,620

Total investment securities	6,996,572	(650,594)	6,345,978

Loans:
Mortgage loans held for sale, at lower of cost or market	1,937,387	2,280,233	4,217,620
Loans receivable, net of allowance for loan and lease losses	1,602,619	(6,430)	1,596,189

Total loans	3,540,006	2,273,803	5,813,809

Receivables and mortgage-servicing advances	113,584	(6,787)	106,797
Accounts receivable from investment sales	541,944	—	541,944
Accrued interest receivable	66,220	2,992	69,212
Servicing assets, net	178,645	(47,008)	131,637
Premises and equipment, net	143,941	—	143,941
Real estate held for sale, net	17,099	—	17,099
Deferred tax asset	—	97,618	97,618
Other assets	40,452	—	40,452

Total assets	$13,340,419	$1,670,024	$15,010,443

Liabilities
Deposits	3,239,396	—	3,239,396
Securities sold under agreements to repurchase	5,385,234	—	5,385,234
Advances from FHLB	1,194,500	—	1,194,500
Loans payable	298,872	2,293,545	2,592,417
Notes payable	710,246	(34,370)	675,876
Accounts payable from investment purchases	511,378	—	511,378
Accrued expenses and other liabilities	282,523	(23,008)	259,515

Total liabilities	11,622,149	2,236,167	13,858,316

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	—	228,250
Perpetual cumulative convertible preferred stock	345,000	—	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,907,512 shares issued and outstanding	107,908	—	107,908
Additional paid-in capital	156,777	—	156,777
Legal surplus	13,806	349	14,155
Retained earnings	977,217	(573,846)	403,371
Accumulated other comprehensive loss, net of income tax	(110,688)	7,354	(103,334)

Total stockholders’ equity	1,718,270	(566,143)	1,152,127

Total liabilities and stockholders’ equity	$13,340,419	$1,670,024	$15,010,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the impact of all restatement adjustments on the previously reported cash flows for the six month period ended June 30, 2004.
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Period
	Ended June 30, 2004
	Previously		As
(Dollars in thousands)	Reported	Adjustments	Restated
Net cash used in operating activities	$(643,391)	$537,906	$(105,485)
Net cash used in investing activities	$(830,235)	$(1,002,114)	$(1,832,349)
Net cash provided by financing activities	$2,220,860	$464,208	$2,685,068
d.	At June 30, 2005, escrow funds and custodial accounts included approximately $139.4 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $60.9 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $16.0 million, respectively, as of June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
		2004		2004
(Dollars in thousands, except per share amounts)	2005	(As Restated)	2005	(As Restated)
Net (Loss) Income:

Net (loss) income	$(22,787)	$29,606	$16,442	$64,559

Convertible preferred stock dividend	(4,097)	(4,097)	(8,194)	(8,194)

Nonconvertible preferred stock dividend	(4,228)	(4,228)	(8,456)	(8,456)

Net (loss) income attributable to common shareholders	$(31,112)	$21,281	$(208)	$47,909

Weighted-Average Shares(1):

Basic weighted-average number of common shares outstanding	107,930,236	107,907,512	107,923,785	107,906,894

Incremental shares issuable upon exercise of stock options(2)	—	2,844,247	—	2,848,300

Diluted weighted-average number of common shares outstanding	107,930,236	110,751,759	107,923,785	110,755,194

Net (Loss) Income per Common Share:

Basic	$(0.29)	$0.20	$0.00	$0.44

Diluted	$(0.29)	$0.19	$0.00	$0.43

(1)	For the quarter and six month period ended June 30, 2005 and 2004, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	For the quarter ended and six month period ended June 30, 2005, options to purchase 3,333,000 and 1,560,000 shares of common tock, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the quarter and six month period ended June 30, 2004, options to purchase 15,000 shares of common stock were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Employee costs, gross	$34,335	$32,376	$69,868	$62,426
Deferred costs pursuant to SFAS 91	(10,656)	(9,788)	(20,600)	(19,577)

Employee cost, net	$23,679	$22,588	$49,268	$42,849

Other expenses, gross	$8,037	$8,239	$13,326	$14,816
Deferred costs pursuant to SFAS 91	(2,179)	(1,437)	(4,257)	(3,022)

Other expenses, net	$5,858	$6,802	$9,069	$11,794

As of June 30, 2005, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $29.5 million ($27.0 million as of December 31, 2004) and $14.7 million ($14.3 million as of December 31, 2004), respectively.
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

The results of the mortgage banking and risk management segment for the six month period ended June 30, 2004 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation passed on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. Concurrently, the Company increased the investment activities of Doral International, another international banking entity and a wholly-owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment.

For the six month period ended June 30, 2004, the operations of Doral Overseas contributed approximately $755,000 of the total net interest income, $804,000 of total non-interest income and $1.2 million of total net income of the mortgage banking and risk management segment.

The following tables present net interest income, non-interest income, net income and identifiable assets for each of the Company’s reportable segments for the periods presented, as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)
	Mortgage
	Banking and Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED JUNE 30, 2005
Net interest income	$24,809	48,514	675	771	484	$75,253
Non-interest (loss) income	$(21,643)	11,998	1,211	2,869	(27,900)	$(33,465)
Net (loss) income	$(26,984)	26,793	1,000	2,251	(25,847)	$(22,787)
Identifiable assets	$7,985,064	12,701,985	155,801	11,836	(519,446)	$20,335,240

	QUARTER ENDED JUNE 30, 2004
	(As Restated)

Net interest income	$33,572	45,051	888	1,553	2,822	$83,886
Non-interest (loss) income	$(823)	13,920	854	2,466	(4,359)	$12,058
Net income	$4,241	22,120	1,061	2,780	(596)	$29,606
Identifiable assets	$5,917,856	9,109,238	330,055	107,964	(454,670)	$15,010,443

(In thousands)
	Mortgage
	Banking and Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2005
Net interest income	$46,066	98,828	1,398	2,001	1,026	$149,319
Non-interest (loss) income	$(10,905)	39,296	2,079	5,611	(33,545)	$2,536
Net (loss) income	$(27,147)	67,266	1,844	4,926	(30,447)	$16,442
Identifiable assets	$7,985,064	12,701,985	155,801	11,836	(519,446)	$20,335,240

	SIX MONTH PERIOD ENDED JUNE 30, 2004
	(As Restated)

Net interest income	$69,036	79,423	1,838	2,534	7,728	$160,559
Non-interest (loss) income	$(56,285)	69,351	2,326	5,343	(6,207)	$14,528
Net (loss) income	$(26,411)	81,141	2,437	5,404	1,988	$64,559
Identifiable assets	$5,917,856	9,109,238	330,055	107,964	(454,670)	$15,010,443

*	The intersegment eliminations in the above table, include direct intersegment loan origination costs amortized as yield adjustment (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the six month period ended June 30, 2005, the intersegment elimination for non-interest income also includes dividends paid by Doral Securities and Doral Agency to the parent company. During the six month period ended June 30, 2004, the intersegment eliminations for net income also include realized losses recognized by the mortgage banking segment on sale of investment securities to the banking segment. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands)
	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED JUNE 30, 2005
Net interest income	$70,262	4,967	24	$75,253
Non-interest (loss) income	$(33,927)	794	(332)	$(33,465)
Net (loss) income	$(23,658)	1,105	(234)	$(22,787)
Identifiable assets	$19,721,628	690,812	(77,200)	$20,335,240

	QUARTER ENDED JUNE 30, 2004
	(As Restated)

Net interest income	$80,628	3,203	55	$83,886
Non-interest income	$11,462	521	75	$12,058
Net income	$29,091	480	35	$29,606
Identifiable assets	$14,571,213	554,986	(115,756)	$15,010,443

(In thousands)
	Puerto Rico	Mainland US	Eliminations	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2005
Net interest income	$140,416	8,814	89	$149,319
Non-interest income	$1,308	2,187	(959)	$2,536
Net income	$15,147	2,019	(724)	$16,442
Identifiable assets	$19,721,628	690,812	(77,200)	$20,335,240

	SIX MONTH PERIOD ENDED JUNE 30, 2004
	(As Restated)

Net interest income	$154,599	5,891	69	$160,559
Non-interest income	$13,218	1,397	(87)	$14,528
Net income	$63,678	767	114	$64,559
Identifiable assets	$14,571,213	554,986	(115,756)	$15,010,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The breakdown of non-interest income from the mortgage banking and banking segments, for the periods presented, follows:

(In thousands)
	Mortgage
	Banking
	and Risk
	Management	Banking
	QUARTER ENDED
	JUNE 30, 2005
Net gain on mortgage loan sales and fees	$5,708	$10,349
Investment activities	(35,802)	(3,354)
Servicing (loss) income	(18,097)	—
Commissions, fees and other income	26,548	5,003

Total non-interest (loss) income	$(21,643)	$11,998

	QUARTER ENDED
	JUNE 30, 2004
	(As Restated)

Net (loss) gain on mortgage loan sales and fees	$(13,412)	$35,639
Investment activities	(10,903)	(26,010)
Servicing income (loss)	22,744	(12)
Commissions, fees and other income	748	4,303

Total non-interest (loss) income	$(823)	$13,920

(In thousands)
	Mortgage
	Banking
	and Risk
	Management	Banking
	SIX MONTH PERIOD
	ENDED JUNE 30, 2005
Net (loss) gain on mortgage loan sales and fees	$(7,896)	$29,931
Investment activities	(27,498)	(279)
Servicing (loss) income	(8,604)	4
Commissions, fees and other income	33,093	9,640

Total non-interest (loss) income	$(10,905)	$39,296

	SIX MONTH PERIOD
	ENDED JUNE 30, 2004
	(As Restated)

Net (loss) gain on mortgage loan sales and fees	$(20,451)	$66,926
Investment activities	(42,810)	(5,411)
Servicing income (loss)	5,566	(11)
Commissions, fees and other income	1,410	7,847

Total non-interest (loss) income	$(56,285)	$69,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
h.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of June 30, 2005 and December 31, 2004.

SECURITIES HELD FOR TRADING	JUNE 30,	DECEMBER 31,
(In thousands)	2005	2004
Mortgage-backed securities:
GNMA exempt	$243,338	$266,380
GNMA taxable	57,190	50,974
CMO certificates	1,705	2,513
FHLMC and FNMA	32,745	17,720
Variable interest-only strips	123,832	125,216
Fixed interest-only strips	1,835	2,145
FHLB Notes	11,401	5,025
Puerto Rico government and agency securities	5,529	5,444
Derivatives(1)	17,441	13,630
Other	23	23

Total	$495,039	$489,070

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps, interest rate caps and collars, futures, forwards and options. Doral Financial’s general policy is to account for derivatives on a marked-to market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $16.9 billion as of June 30, 2005 and $72.3 billion as of December 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2005 and December 31, 2004.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge). Some hedging activities related to certain available for sale securities were accounted for as a fair value hedge, beginning on the second quarter of 2004. In a qualifying fair value hedge, both the changes in fair value of the hedged item (in this case available-for-sale securities) and changes in fair value of the derivative are included in net gain (loss) on securities held for trading in the Consolidated Statements of Income. As a result, any ineffectiveness of the derivative in hedging the fair value of the hedged item is reflected immediately in earnings. Derivatives hedging the fair value of certain available-for-sale securities expired during the third quarter of 2004 and the Company decided to discontinue the fair value hedge for such securities. As a result of this decision, the favorable cumulative mark-to-market valuation from the inception date of the fair value hedge to its discontinuation date of approximately $27.2 million ($24.9 million as of June 30, 2005) is being amortized as a yield adjustment over the remaining term of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$3,333,369	$189	$19,569	$3,313,989	5.34%

FHLMC and FNMA
Due over ten years	844,310	5,848	4,948	845,210	5.07%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,956	2,317	—	114,273	5.51%

US TREASURY
Due within a year	399,667	—	5,550	394,117	1.59%
Due from one to five years	100,447	—	2,588	97,859	1.97%
Due from five to ten years	1,779,727	2,772	12,920	1,769,579	3.81%

	$6,569,476	$11,126	$45,575	$6,535,027	4.62%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2004
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,946,222	$985	$11,297	$2,935,910	5.62%

FHLMC and FNMA
Due over ten years	398,662	98	9,403	389,357	5.18%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,951	2,255	—	114,206	5.51%

US TREASURY
Due from one to five years	500,147	—	8,561	491,586	1.66%
Due from five to ten years	863,239	—	27,946	835,293	3.71%
Due over ten years	219,863	—	3,707	216,156	4.71%

	$5,040,084	$3,338	$60,914	$4,982,508	4.83%

3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of June 30, 2005 and December 31, 2004.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
SECURITIES HELD TO MATURITY
AS OF JUNE 30, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$582	$20	$—	$602	5.80%
Due from five to ten years	396	16	—	412	6.39%
Due over ten years	4,668	262	—	4,930	6.85%

FHLMC and FNMA
Due over ten years	384,398	14,891	—	399,289	5.18%

CMO CERTIFICATES
Due over ten years	11,748	6	209	11,545	5.79%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	200,932	1,719	1,450	201,201	3.53%
Due from five to ten years	50,000	125	—	50,125	4.13%
Due over ten years	273,594	—	2,902	270,692	5.10%

FHLB ZERO COUPON
Due over ten years	116,669	—	477	116,192	6.51%

FHLMC ZERO COUPON
Due over ten years	291,324	322	1,396	290,250	5.89%

FHLMC and FNMA NOTES
Due over ten years	149,988	47	469	149,566	5.63%

P.R. HOUSING AUTHORITY
Due from one to five years	5,000	167	—	5,167	6.00%
Due over ten years	2,235	16	—	2,251	6.20%

U.S. TREASURY
Due from five to ten years	201,442	—	3,567	197,875	3.52%
Due over ten years	474,665	8,491	257	482,899	4.35%

OTHER
Due within a year	25	—	—	25	6.20%
Due from one to five years	8,105	88	140	8,053	4.37%
Due from five to ten years	190	6	—	196	6.75%
Due over ten years	7,000	664	—	7,664	5.93%

	$2,182,961	$26,840	$10,867	$2,198,934	4.87%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2004
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$493	$25	$—	$518	6.50%
Due from five to ten years	618	33	—	651	7.00%
Due over ten years	5,754	336	—	6,090	7.00%

FHLMC and FNMA
Due over ten years	420,670	14,339	—	435,009	5.22%

CMO CERTIFICATES
Due from one to five years	614	—	3	611	6.10%
Due over ten years	25,264	11	440	24,835	6.58%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,000	—	941	99,059	2.89%
Due from five to ten years	50,000	250	—	50,250	4.13%
Due over ten years	398,587	1,102	5,040	394,649	5.38%

FHLB ZERO COUPON
Due over ten years	167,361	—	5,942	161,419	6.51%

FHLMC ZERO COUPON
Due over ten years	282,947	—	7,971	274,976	5.90%

FHLMC and FNMA NOTES
Due over ten years	149,988	46	1,285	148,749	5.63%

P.R. HOUSING AUTHORITY
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	28	—	2,263	6.20%

U.S. TREASURY
Due from five to ten years	201,521	—	7,802	193,719	3.52%
Due over ten years	475,323	1,008	35,871	440,460	4.33%

OTHER
Due from one to five years	7,950	17	—	7,967	4.32%
Due from five to ten years	370	8	—	378	6.75%
Due over ten years	7,000	40	—	7,040	5.93%

	$2,301,695	$17,293	$65,295	$2,253,693	5.02%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
i.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and December 31, 2004.
SECURITIES
AVAILABLE FOR SALE
(As of June 30, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$3,029,652	$16,372	$242,949	$3,197	$3,272,601	$19,569
FHLMC and FNMA	200,816	1,561	210,706	3,387	411,522	4,948

Debt Securities
U.S. Treasury	507,532	1,538	993,617	19,520	1,501,149	21,058

	$3,738,000	$19,471	$1,447,272	$26,104	$5,185,272	$45,575

SECURITIES
AVAILABLE FOR SALE
(As of December 31, 2004)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$2,262,950	$8,869	$158,223	$2,428	$2,421,173	$11,297
FHLMC and FNMA	35,340	201	345,679	9,202	381,019	9,403

Debt Securities
U.S. Treasury	1,300,887	24,419	242,148	15,795	1,543,035	40,214

	$3,599,177	$33,489	$746,050	$27,425	$4,345,227	$60,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES
HELD TO MATURITY
(As of June 30, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
CMO Certificates	$—	$—	$7,749	$209	$7,749	$209

Debt Securities
FHLB Notes	369,241	4,352	—	—	369,241	4,352
FHLB Zero Coupon	116,192	477	—	—	116,192	477
FHLMC Zero Coupon	—	—	173,589	1,396	173,589	1,396
FHLMC and FNMA Notes	99,351	469	—	—	99,351	469
U.S. Treasury	52,140	90	264,235	3,734	316,375	3,824
Other	3,760	140	—	—	3,760	140

	$640,684	$5,528	$445,573	$5,339	$1,086,257	$10,867

SECURITIES
HELD TO MATURITY
(As of December 31, 2004)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
CMO Certificates	$7,069	$167	$9,161	$276	$16,230	$443

Debt Securities
FHLB Notes	367,606	5,981	—	—	367,606	5,981
FHLB Zero Coupon	53,725	658	107,694	5,284	161,419	5,942
FHLMC Zero Coupon	242,758	3,779	32,218	4,192	274,976	7,971
FHLMC and FNMA Notes	98,715	1,285	—	—	98,715	1,285
U.S. Treasury	—	—	571,992	43,673	571,992	43,673

	$769,873	$11,870	$721,065	$53,425	$1,490,938	$65,295

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

j.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE
(In thousands)	JUNE 30, 2005	DECEMBER 31, 2004
Conventional single family residential loans	$4,834,315	$4,226,712
FHA/VA loans	161,186	171,882
Mortgage loans on residential multifamily	29,362	42,824
Construction and commercial real estate loans	546,311	481,089

	$5,571,174	$4,922,507

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2005 and December 31, 2004, loans held for sale for which the creditor has the right to repledge the collateral amounted to $3.8 billion and $3.3 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.
Also, at June 30, 2005 and December 31, 2004, the mortgage loans held for sale portfolio includes $47.0 million and $71.2 million, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
k.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET	JUNE 30, 2005		DECEMBER 31, 2004
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$712,363	35%	$629,913	35%
Residential mortgage loans(2)	142,309	7%	409,005	23%
Commercial — secured by real estate	893,984	44%	568,842	32%
Consumer — secured by real estate	—	0%	320	0%
Consumer — other:
Personal loans	30,544	1%	28,865	2%
Auto loans	935	0%	1,175	0%
Credit cards	17,078	1%	13,401	1%
Overdrawn checking accounts	371	0%	524	0%
Revolving lines of credit	30,847	1%	26,614	1%
Lease financing receivables	31,242	2%	7,488	0%
Commercial non-real estate	115,655	6%	36,848	2%
Loans on savings deposits	12,627	1%	9,354	1%
Land secured	49,726	2%	51,853	3%

Loans receivable, gross	2,037,681	100%	1,784,202	100%

Less:
Unearned interest and deferred loan fees, net	(19,928)		(15,622)
Allowance for loan and lease losses	(22,672)		(20,881)

	(42,600)		(36,503)

Loans receivable, net	$1,995,081		$1,747,699

(1)	Includes $550.5 million and $556.0 million of construction loans for residential housing projects as of June 30, 2005 and December 31, 2004, respectively. Also includes $161.9 million and $73.9 million of construction loans for commercial, condominiums and multifamily projects as of June 30, 2005 and December 31, 2004, respectively.

(2)	The reduction in residential mortgage loans from December 31, 2004 to June 30, 2005, reflects the impact of the intercompany sale during the first quarter of 2005 of approximately $330.0 million in mortgage loans previously classified as loans receivable by Doral Bank PR to the holding company. These loans are now classified as held for sale and are pledged to a local financial institution to secure a borrowing. A significant portion of the loans pledged were originated by Doral Bank PR and previously classified as loans receivable.
            The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.

	QUARTER ENDED		SIX MONTH PERIOD ENDED
ALLOWANCE FOR LOAN AND LEASE	JUNE 30,		JUNE 30,
LOSSES		2004		2004
(DOLLARS IN THOUSANDS)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$24,255	$16,057	$20,881	$14,919
Provision for loan and lease losses	3,658	3,481	7,705	5,250
Charge-offs	(5,409)	(1,265)	(6,144)	(1,931)
Recoveries	220	42	282	150
Other	(52)	4	(52)	(69)

Balance at end of period	$22,672	$18,319	$22,672	$18,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
l.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2005, the outstanding principal balance of the bonds was $50.7 million with fixed interest rates, ranging from 6.20% to 6.90%, and maturities ranging from December 2005 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

m.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:
MORTGAGE SERVICING ASSETS ACTIVITY

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$137,916	$132,088	$136,024	$133,237
Capitalization of servicing assets	11,293	7,377	17,843	13,515
Rights purchased	1,140	1,310	2,220	2,729
Amortization	(7,394)	(5,638)	(13,132)	(14,344)

Balance before valuation allowance at end of period	142,955	135,137	142,955	135,137

Valuation allowance for temporary impairment	(29,820)	(3,500)	(29,820)	(3,500)

Balance at end of period	$113,135	$131,637	$113,135	$131,637

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in the impairment allowance for servicing assets were as follows:

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$8,220	$22,206	$12,438	$4,317
Temporary impairment charges	21,621	—	21,894	17,936
Recoveries	(21)	(18,706)	(4,512)	(18,753)

Balance at end of period	$29,820	$3,500	$29,820	$3,500

At June 30, 2005, and based on recent prepayment experience, the expected weighted average remaining life of the Company’s servicing assets was 4.9 years. Any projection of the expected weighted average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.
INTEREST-ONLY STRIPS ACTIVITY

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$96,313	$140,529	$127,361	$128,566
Capitalization of IOs from loan sales	5,658	10,114	10,981	24,073
Amortization	(14,827)	(12,947)	(28,252)	(24,048)
Gains (losses) on the IO value	38,523	(17,966)	15,577	(8,861)

Balance at end of period	$125,667	$119,730	$125,667	$119,730

At June 30, 2005, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates. The weighted-averages of the key economic assumptions used in the external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2005, were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Servicing	Interest-only
(Dollars in thousands)	Assets	strips
Carrying amount of retained interest	$113,135	$125,667
Weighted-average expected life (in years)	4.9	4.6

Constant prepayment rate (weighted-average annual rate)	17.88%	17.64%
Decrease in fair value due to 10% adverse change	$(4,483)	$(6,123)
Decrease in fair value due to 20% adverse change	$(8,486)	$(11,760)

Residual cash flow discount rate (weighted-average annual rate)	9.94%	9.16%
Decrease in fair value due to 10% adverse change	$(3,404)	$(2,688)
Decrease in fair value due to 20% adverse change	$(6,610)	$(5,250)
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

(Dollars in thousands)	Constant	Weighted-average	Change in Fair
Change in yield curve (basis points)	prepayment rate	expected life	Value of IOs	% Change
+200	12.36%	6.1	$(128,892)	(102.6)%
+100	13.56%	5.7	(61,981)	(49.3)%
+50	14.88%	5.3	(28,972)	(23.1)%
Base	17.64%	4.6	0	0.0%
-50	21.54%	3.9	22,051	17.5%
-100	25.08%	3.4	40,363	32.1%
-200	28.38%	3.1	84,746	67.4%
n.	At June 30, 2005 and December 31, 2004, money market investments included $1.1 billion and $806.8 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At June 30, 2005 and December 31, 2004, the carrying value of securities purchased under resell agreements included in money market investments was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$49.2 million for both periods. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions.

o.	The Company expenses the fair value of stock options granted to employees using the “modified prospective” method . Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the second quarter and first half of 2005 and 2004 was $2.4 million and $4.9 million for each of the periods, respectively.

p.	The following table summarizes deposit balances:

(In thousands)	JUNE 30, 2005	DECEMBER 31, 2004
Certificates of deposit	$2,297,685	$1,983,271
Regular savings	477,276	474,271
NOW accounts	704,054	726,178
Non interest-bearing deposits	509,860	459,360

	$3,988,875	$3,643,080

q.	The Company routinely enters into financing agreements to sell securities under agreements to repurchase. The Company retains control over such securities according to the provisions of SFAS 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase amounted to $8.0 billion and $6.3 billion as of June 30, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
r.	Advances from the FHLB consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2005	2004
Non-callable advances with maturities ranging from July 2005 to March 2010 (from July 2005 to March 2008, at December 31, 2004), at various fixed rates averaging 3.46% and 3.12% at June 30, 2005 and December 31, 2004, respectively	$272,000	$222,000

Non-callable advances due on January 29, 2005, tied to 3-month LIBOR adjustable quarterly, 2.83% at December 31, 2004	—	100,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (3.10% and 2.41% at June 30, 2005 and December 31, 2004, respectively)	100,000	100,000

Callable advances with maturities ranging from August 2005 to November 2012, at various fixed rates averaging 4.50%, callable at various dates beginning on July 2, 2005	872,500	872,500

	$1,244,500	$1,294,500

At June 30, 2005, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.4 billion to secure the above advances from the FHLB. According to contractual agreements, such investments can be repledged by the counterparty.

s.	At June 30, 2005 and December 31, 2004, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and also include warehousing lines of credit and gestation or presale facilities. Advances under these facilities are also secured by mortgage loans.

Outstanding loans payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2005	2004
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 4.67% and 3.60% at June 30, 2005 and December 31, 2004, respectively	$3,817,536	$3,258,459

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 6.44% and 7.41% at June 30, 2005 and December 31, 2004, respectively	44,611	57,566

Secured borrowings with a local financial institution, collateralized by IOs at a fixed interest rate of 7.75%	42,388	42,922

Loans payable resulting from the use of warehousing lines of credit and gestation or presale facilities due in 2005, at various variable rates averaging 4.27% and 3.17% at June 30, 2005 and December 31, 2004, respectively, and other financing arrangements	391,375	279,560

	$4,295,910	$3,638,507

At June 30, 2005 and December 31, 2004, loans held for sale amounting to $3.8 billion and $3.3 billion, respectively, were pledged to secured financing agreements with local financial institutions, such loans can be repledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
t.	Notes payable consisted of the following:

(In thousands)	JUNE 30, 2005	DECEMBER 31, 2004
$625 million floating rate senior notes tied to 3-month LIBOR (3.97% and 2.91% at June 30, 2005 and December 31, 2004, respectively), due on July 20, 2007, paying interest quarterly	$625,443	$625,330

$115 million floating rate senior notes tied to 3-month LIBOR (3.99% and 3.07% at June 30, 2005 and December 31, 2004, respectively), due on December 7, 2005, paying interest quarterly	115,000	115,000

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,212	98,372

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	75,000	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,543	29,560

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,301	39,339

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,441	29,476

Senior term notes at fixed rates ranging from 8.45% to 8.55% with maturities ranging from August 2005 to August 2007, paying interest semiannually on February 28 and August 31	24,000	24,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.20% to 6.90%, with maturities ranging from December 2005 to December 2029, paying interest monthly	50,715	51,065

Notes payable to bank, collateralized by CMO certificates at variable interest rates tied to 1-month LIBOR (3.96% at December 31, 2004), due on June 30, 2005, paying interest monthly	—	6,089

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,257	2,191

Notes payable at fixed rates, 6.00% at June 30, 2005 (7.00% at December 31, 2004), due on February 2005 (at various maturities ranging from February to March 2005 at December 31, 2004), paying interest monthly	190	555

	$1,089,102	$1,095,977

u.	Income Taxes

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable years ended December 31, 2005 and 2006, and 39% for subsequent taxable years.
For the second quarter and first half of 2005, Doral Financial recognized a tax benefit of $4.7 million and a tax expense of $5.7 million compared to a tax expense of $10.4 million and $6.6 million for the corresponding periods in 2004. The decrease in the income tax provision for the second quarter and first half of 2005 was due to lower pre-tax income from Doral Financial’s non-tax exempt activities, including interest income, gain on hedging activities, and income from insurance agency activities, coupled with net operating losses in certain subsidiaries that under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”) could not be used to offset gains in other subsidiaries. During the first half of 2005, consolidated pre-tax income from Doral Financial’s non-tax exempt activities amounted to a loss of $40.8 million compared to income of $39.6 million during the same period in 2004. During the first half of 2005, pre-tax income from Doral Financial’s international banking entity subsidiary amounted to $62.9 million compared to $31.6 million for the same period in 2004.
Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to offset the losses of a particular subsidiary with income from another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, the particular subsidiary bearing the loss must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended June 30, 2005, net operating losses of $25.7 million were recognized at the subsidiary level that, based on the forecasted future taxable income of the subsidiaries bearing the loss, could not be used by such subsidiaries to offset future income. This resulted in the creation of a valuation allowance.
Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
Interest income derived by Doral Financial from certain FHA/VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from Puerto Rico income taxation. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gains tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gains tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004 and second quarter of 2005, the Company completed two separate agreements with the local taxing authorities to accelerate the recognition for tax purposes of long term capital gains of $536.6 million and $39.9 million, respectively, related to IOs created in previous transactions. The value of the IOs at the time of the agreement, after making all relevant adjustments pursuant to the restatement, approximates $49.1 million. Refer to Note 1 “—Restatement of Previously Issued Financial Statements” of the amended 2004 Annual Report on Form 10-K for additional information.
As a result of the correction in the methodology used to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfers as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $199.6 million (before any valuation allowance). This benefit is attributable to the tax effect of the difference between the tax basis of the IOs ($536.6 million) and their restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the IOs prior to the restatement, as opposed to the restated value, which would have resulted in a significantly lower tax obligation. The company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”

As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and as a result, established a valuation allowance. At June 30, 2005, the deferred tax asset, net of its valuation allowance of $56.2 million, amounted to approximately $134.1 million.

v.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of June 30, 2005, the Company had outstanding $3.8 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

Certain of the Company’s loan sale activities involve mortgage loans subject to recourse arrangements that generally obligate Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (from four to seven years) or to a percentage of the loans sold (from 10% to 15%). As of June 30, 2005, the outstanding principal balance of loans sold subject to full or partial recourse was $2.1 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.4 billion. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $16.9 million, as of June 30, 2005, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

w.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At June 30, 2005, commitments to extend credit amounted to approximately $563.7 million and commitments to sell mortgage-backed securities and loans amounted to approximately $2.0 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers. Out of the $2.0 billion in commitments to sell mortgage-backed securities existing as of June 30, 2005, $1.6 billion relate to commitments to sell mortgage loans that would give rise to IOs, which were terminated after June 30, 2005.

As of June 30, 2005, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.

During 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the restatement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement: (1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
requires an entity to recognize a servicing asset or liability each time it undertakes and obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits en entity to choose between an amortization method or a fair value measure for subsequent recognition for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company is currently evaluating the possible impact of the adoption of SFAS 156 on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     On February 27, 2006, Doral Financial Corporation filed its amended 2004 Annual Report on Form 10-K, which included a restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002. This Quarterly Report on Form 10-Q includes financial information for the quarter and six month period ended June 30, 2004 as restated. The restatement reflects adjustments necessary to correct accounting errors relating to the following:
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
     The filing of this Quarterly Report on Form 10-Q was delayed because of the time required to complete the restatement. For more information on the restatement, the Company refers you to Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements” in the Company’s amended 2004 Annual Report on Form 10-K. For more information on the impact of the restatement on the Company’s financial statements for the quarter and six month period ended June 30, 2004, refer to Note “c” to the unaudited interim financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
SUBSEQUENT EVENTS
     For a description of certain significant events occurring during the restatement process, please refer to “—Subsequent Events” and “— Certain Factors That May Affect Future Results — Risks Relating to the Restatement Process” under Item 1, Business, in Doral Financial’s amended 2004 Annual Report on Form 10-K.
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

OVERVIEW OF RESULTS OF OPERATIONS
     The Company’s financial results for the quarter ended June 30, 2005 were impacted by the following events:
•	The effects on the Company’s business of the need to restate its financial statements in order to correct the methodology used to calculate the fair value of Doral Financial’s portfolio of floating rate IOs for financial reporting purposes.

•	Reduced volume of mortgage loan sales, as a result of the Company’s inability to use its traditional sales channels in Puerto Rico for non-conforming loans because of the uncertainty of the accounting treatment for sale transactions surrounding the restatement.

•	The continuous flattening of the yield curve experienced since the third quarter of 2004 substantially impacted the Company’s net interest margin and the value of its trading and hedging instruments.
The highlights of the Company’s financial results for the quarter ended June 30, 2005 included the following:
•	Net income decreased from $29.6 million for the quarter ended June 30, 2004 to a loss of $22.8 million for the second quarter of 2005 and decreased on a diluted earnings per share basis from $0.19 to a loss per share of $0.29.

•	Results for the second quarter of 2005 were principally impacted by a decrease in non-interest income driven by lower trading profits and servicing income, and higher non-interest expenses.

•	Net interest income for the quarter ended June 30, 2005 was $75.3 million compared to $83.9 million for the same period in 2004. The decrease in net interest income resulted from a significant decrease in interest rate margin, which was partially offset by a significant growth in average interest-earning assets, principally loans and mortgage backed securities (see Tables A, B, C and D below for information regarding the Company’s net interest income). The reduction in net interest margin resulted from the flattening of the yield curve. On average, the Company’s liabilities, principally wholesale funding and loans payable, re-priced at higher rates while the Company’s assets re-priced at lower rates, resulting in a lower interest rate margin.

•	The provision for loan and lease losses increased slightly for the second quarter from $3.5 million in 2004 to $3.7 million in 2005. During the second quarter of 2005, Doral Financial foreclosed and disposed of a construction development project that the Company had partially reserved in 2003. The disposition resulted in an improvement in non-performing loans outstanding and an improvement in the ratio of allowance for loan and lease losses as a percentage of loan receivable outstanding.

•	Non-interest loss for the quarter ended June 30, 2005 was $33.5 million, compared to a non-interest income of $12.1 million for the same period in 2004. The decrease in non-interest income was driven by losses on securities held for trading and lower servicing income, which were partially offset by higher fees from banking and insurance agency activities and higher gains on sale of investment securities. Losses on trading activities for the second quarter of 2005 were principally due to realized and unrealized losses with respect to derivative instruments undertaken for risk management purposes, which were in turn were mainly attributable to a decrease in long-term interest and swap rates.

•	Non-interest expenses for the second quarter of 2005 were $65.6 million compared to $52.5 million for the same period in 2004. The increase in non-interest expenses was driven by increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased lending activities and servicing. The increase in professional services is related principally to expenses associated with the Company’s restatement. Refer to the Non-Interest

Expense section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for further explanations.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of June 30, 2005. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
     The Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s amended 2004 Annual Report on Form 10-K/A.
RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (As Restated)
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
NET INCOME
     Doral Financial’s net loss for the quarter ended June 30, 2005 was $22.8 million, compared to a net income of $29.6 million for the comparable 2004 period. For the first half of 2005 and 2004, the Company’s net income amounted to $16.4 million and $64.6 million, respectively. For the first six months of 2005, Doral Financial results of operations were principally impacted by a decrease in net interest income, a decrease on gain on sales of mortgage loans, a decrease of net servicing income and an increase in non-interest expense. First, the reduction in net income principally reflects the sensitivity of Doral Financial’s earnings to changes in interest rates as assets and liabilities re-price at different level and frequency. Second, due to the uncertainty surrounding the restatement process, the Company was not able to utilize its traditional sales channels for non-conforming and as result the Company experienced lowered gains on mortgage loan sales. Third, Doral Financial’s results of operations were also significantly impacted by a decrease in the net servicing income for the first half of 2005 due to increased impairment charges resulting from a decrease in the estimated fair value of Doral Financial’s MSRs, driven by an increase in forecasted mortgage prepayment rates.
     Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s banking units, which contributed $67.3 million, before intersegment eliminations, to Doral Financial’s consolidated net income for the six months ended June 30, 2005, compared to $81.1 million for the corresponding 2004 period. Refer to note “g” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations. The contribution of the banking sector includes the investment activities of Doral International, Doral Bank PR’s wholly owned international banking subsidiary. Interest income and capital gains derived from U.S securities are generally tax-exempt to Doral International under Puerto Rico law. Doral Securities, Doral Financial’s institutional securities unit, contributed approximately $1.8 million to consolidated net income for the six months ended June 30, 2005, compared to $2.4 million for the corresponding 2004 period. Doral Agency, Doral Financial’s insurance agency, contributed $4.9 million to consolidated net income for the six months ended June 30, 2005 compared to $5.4 million for the corresponding 2004 period. Diluted loss per common share for the second quarter of 2005 were $0.29, compared to earning per common share of $0.19 recorded for the same period a year ago. Diluted earnings per share for the first six months of 2005 were $0.00, compared to $0.43 per diluted share for the comparable 2004 period.
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
     Net interest income for the second quarter of 2005 and 2004 was $75.3 million and $83.9 million, respectively, a decrease of 10%. For the first six months of 2005 and 2004, net interest income amounted to $149.3 million and $160.6 million, respectively. The decrease in net interest income for the second quarter and first six months of 2005, compared to the corresponding 2004 periods, was due to a significant reduction on the Company’s net interest margin, which was partially offset by significant increases in Doral Financial’s average balance of interest-earning assets. Doral Financial’s net interest spread and margin for the second quarter of 2005 were 1.53% and 1.67%, respectively, compared to 2.35% and 2.54% for the comparable 2004 period. Net interest spread and margin for the first six months of 2005 were 1.57% and 1.72%, respectively, compared to 2.44% and 2.65% for the corresponding 2004 periods. The decrease in net interest rate spread and margin during the second quarter and first half of 2005 was due primarily to the upward trend of short-term interest rates and the flattening of the yield curve. The average rate paid by Doral Financial on its interest-bearing liabilities increased by 90 basis points and 60 basis points during the second quarter and first half of 2005, respectively, while the average yield earned on its interest-earning assets increased by 8 basis points during the second quarter of 2005 and decreased by 27 basis points during the first half of 2005, compared to the same periods of 2004. The decrease in the yield of the Company’s interest-earning assets, mostly relates to lower yields in loans and mortgage-backed securities due to the flattening of the yield curve and its effect in new volumes, compared to 2004.
     Average interest-earning assets grew by 36% from the second quarter of 2004 to the second quarter of 2005 and by 44% from the six months ended June 30, 2004 compared to the six months ended June 30, 2005. The increase in the average interest-earning assets, particularly in the Company’s loans portfolio and mortgage-backed securities, was driven by a strong level of loan originations and the Company’s strategy to increase its interest income by investing in mortgage-backed securities. The increase in the average balance of mortgage-backed securities reflect the Company’s strategy of maximizing tax-exempt interest income by holding a significant amount in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary. Under Puerto Rico law, the interest earned on such U.S. mortgage-backed securities is tax exempt for Doral Financial’s international banking entity subsidiary. In addition, this interest is not subject to U.S. income taxation because such entity is considered a foreign corporation for U.S. income tax purposes, and is entitled to the portfolio interest deduction with respect to interest earned on those securities. Also, the Company holds a significant amount of tax-exempt Puerto Rico GNMA securities. The increase in the volume of earning assets was funded through a combination of deposits, and increased secured borrowings (including securities sold under repurchase agreements).
     Subsequent to June 30, 2004, the Company repaid $200.0 million of its 8.50% medium-term notes, $5.0 million of its 8.35% senior-term notes and made principal repayments to reduce certain high-rate secured borrowings with local financial institutions. Also, late in the second quarter of 2004 and early in the third quarter of 2004 the Company issued an aggregate of $740.0 million floating rate senior notes with interest tied to 3-month LIBOR, and with maturities ranging from December 2005 to July 2007. These transactions allowed the Company to mitigate in part the reduction of its interest rate spread and margin, compared to the first quarter of 2004, despite the increase in short-term market interest rates experienced during the period.
     The Company’s banking subsidiaries contributed $48.5 million, before intersegment eliminations, to the consolidated net interest income for the second quarter of 2005, compared to $45.1 million for the second quarter of 2004. During the first half of 2005, the Company’s banking subsidiaries contributed approximately $98.8 million, before intersegment eliminations, to the consolidated net interest income, compared to $79.4 million for the first half of 2004. Refer to note “g” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations.
     The following tables presents, for the periods indicated, Doral Financial’s average balance sheet, the total dollar amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities expressed in both dollars and rates, and the net interest margin and spread. These tables do not reflect any effect of income taxes. Average balances are based on the average daily balances.

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED JUNE 30,
				2004
	2005			(As Restated)
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$7,271,065	$124,896	6.89%	$5,501,626	$100,642	7.34%
Mortgage-backed securities	4,873,325	60,306	4.96%	1,429,426	17,344	4.87%
Interest-only strips	111,266	2,541	9.16%	130,935	3,395	10.40%
Investment securities	3,269,654	31,939	3.92%	4,474,582	45,641	4.09%
Other interest-earning assets	2,516,832	17,700	2.82%	1,717,583	4,711	1.10%

Total interest-earning assets/interest income	18,042,142	$237,382	5.28%	13,254,152	$171,733	5.20%

Total non-interest-earning assets	838,655			572,923

Total assets	$18,880,797			$13,827,075

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,601,919	$23,178	2.58%	$3,193,809	$19,499	2.45%
Repurchase agreements	6,918,520	59,635	3.46%	4,906,775	25,412	2.08%
Advances from the FHLB	1,244,566	13,055	4.21%	1,277,467	12,358	3.88%
Loans payable	4,508,201	52,099	4.64%	2,378,546	18,975	3.20%
Notes payable	1,089,151	14,162	5.22%	590,008	11,603	7.89%

Total interest-bearing liabilities/interest expense	17,362,357	$162,129	3.75%	12,346,605	$87,847	2.85%

Total non-interest-bearing liabilities	278,457			284,693

Total liabilities	17,640,814			12,631,298
Stockholders’ equity	1,239,983			1,195,777

Total liabilities and stockholders’ equity	$18,880,797			$13,827,075

Net interest-earning assets	$679,785			$907,547
Net interest income on a non-taxable equivalent basis		$75,253			$83,886

Interest rate spread(3)			1.53%			2.35%
Interest rate margin(4)			1.67%			2.54%
Net interest-earning assets ratio			103.92%			107.35%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	For the second quarter of 2004 interest income on loans includes a yield adjustment of $3.1 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD ENDED JUNE 30,
					2004
	2005				(As Restated)
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$6,907,742	$234,642	6.85%	$5,323,906	$202,084	7.63%
Mortgage-backed securities	4,650,120	112,874	4.89%	1,402,398	35,087	5.03%
Interest-only strips	114,246	5,841	10.31%	133,554	6,608	9.95%
Investment securities	3,271,269	64,768	3.99%	3,708,007	78,750	4.27%
Other interest-earning assets	2,591,403	33,799	2.63%	1,600,725	8,228	1.03%

Total interest-earning assets/interest income	17,534,780	$451,924	5.20%	12,168,590	$330,757	5.47%

Total non-interest-earning assets	841,004			593,633

Total assets	$18,375,784			$12,762,223

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,584,596	$45,635	2.57%	$3,148,900	$38,481	2.46%
Repurchase agreements	6,829,562	110,093	3.25%	4,106,041	48,084	2.35%
Advances from the FHLB	1,238,732	25,534	4.16%	1,239,808	24,144	3.92%
Loans payable	4,062,513	94,286	4.68%	2,223,987	36,443	3.30%
Notes payable	1,092,737	27,057	4.99%	575,207	23,046	8.06%

Total interest-bearing liabilities/interest expense	16,808,140	$302,605	3.63%	11,293,943	$170,198	3.03%

Total non-interest-bearing liabilities	305,593			266,813

Total liabilities	17,113,733			11,560,756
Stockholders’ equity	1,262,051			1,201,467

Total liabilities and stockholders’ equity	$18,375,784			$12,762,223

Net interest-earning assets	$726,640			$874,647
Net interest income on a non-taxable equivalent basis		$149,319			$160,559

Interest rate spread(3)			1.57%			2.44%
Interest rate margin(4)			1.72%			2.65%
Net interest-earning assets ratio			104.32%			107.74%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	For the first six months of 2004 interest income on loans includes a yield adjustment of $11.3 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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
TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	JUNE 30,
	2005 COMPARED TO 2004 (As Restated)
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$32,469	$(8,215)	$24,254
Mortgage-backed securities	41,929	1,033	42,962
Interest-only strips	(511)	(343)	(854)
Investment securities	(12,320)	(1,382)	(13,702)
Other interest-earning assets	2,198	10,791	12,989

TOTAL INTEREST INCOME VARIANCE	63,765	1,884	65,649

INTEREST EXPENSE VARIANCE
Deposits	2,500	1,179	3,679
Repurchase agreements	10,461	23,762	34,223
Advances from the FHLB	(319)	1,016	697
Loans payable	17,037	16,087	33,124
Notes payable	9,846	(7,287)	2,559

TOTAL INTEREST EXPENSE VARIANCE	39,525	34,757	74,282

NET INTEREST INCOME VARIANCE	$24,240	$(32,873)	$(8,633)

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	SIX MONTH PERIOD
	ENDED JUNE 30,
	2005 COMPARED TO 2004 (As Restated)
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$60,423	$(27,865)	$32,558
Mortgage-backed securities	81,680	(3,893)	77,787
Interest-only strips	(961)	194	(767)
Investment securities	(9,324)	(4,658)	(13,982)
Other interest-earning assets	5,102	20,469	25,571

TOTAL INTEREST INCOME VARIANCE	136,920	(15,753)	121,167

INTEREST EXPENSE VARIANCE
Deposits	5,359	1,795	7,154
Repurchase agreements	32,001	30,008	62,009
Advances from the FHLB	(21)	1,411	1,390
Loans payable	30,335	27,508	57,843
Notes payable	20,856	(16,845)	4,011

TOTAL INTEREST EXPENSE VARIANCE	88,530	43,877	132,407

NET INTEREST INCOME VARIANCE	$48,390	$(59,630)	$(11,240)

INTEREST INCOME
          Total interest income increased from $171.7 million during the second quarter of 2004, to $237.4 million during the second quarter of 2005, an increase of 38%. For the six months ended June 30, 2005, interest income increased by $121.2 million to $451.9 million compared to $330.8 million for the first six months of 2004.
          Interest income on loans increased by approximately $24.3 million or 24% during the second quarter of 2005, compared to the corresponding 2004 period. For the first half of 2005, interest income on loans amounted to $234.6 million, compared to $202.1 million for the same period of 2004, an increase of 16%. The increase in income from loans during 2005 reflect an increase in the level of loans held by Doral Financial compared to 2004, due to a higher volume of loan originations and purchases. The increase in interest income on loans was partially offset by lower average rate earned on loans and by a higher amount of interest income reversed with respect to loans placed on non-accrual status. During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan.
          Interest income on mortgage-backed securities for the second quarter and first half of 2005 increased by approximately $43.0 million and $77.8 million, respectively, compared to the corresponding 2004 periods. The results for the 2005 periods reflect an increase in the average balance of mortgage-backed securities, which increased from $1.4 billion for the second quarter of 2004 to $4.9 billion for the comparable 2005 period. For the first half of 2005, the average balance of mortgage-backed securities was $4.7 billion compared to $1.4 billion for the first six months of 2004, and the average rate earned on mortgage-backed securities decreased by 14 basis points.

          Interest income on IOs amounted to $2.5 million during the second quarter of 2005, as compared to $3.4 million for the second quarter of 2004. Interest income on IOs amounted to $5.8 million during the first half of 2005, compared to $6.6 million for the same period of 2004. The decrease during 2005 resulted from a decrease in the average balance of IOs from $133.6 million for the first half of 2004 to $114.2 million for the corresponding 2005 period. The decrease in the average balance of IOs during 2005 was partially offset by an increase in the average yield of the IOs (which equals the average discount rate used in the internal valuation model), from 9.95% for the first half of 2004 to 10.31% for the first half of 2005. The average balance of IOs for the second quarter of 2005 was $111.3 million, compared to $130.9 million for the quarter ended June 30, 2004. The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for the second quarter and first six months of 2005 and 2004:

	Quarter Ended		Six Month Period
	June 31,		Ended June 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Total cash flows received on IO portfolio	$17,368	$16,342	$34,093	$30,656
Amortization of IOs, as offset to cash flows	(14,827)	(12,947)	(28,252)	(24,048)

Net cash flows recognized as interest income	$2,541	$3,395	$5,841	$6,608

          Interest income on investment securities decreased by $13.7 million or 30%, from the second quarter of 2004 to the second quarter of 2005. For the first half of 2005, interest income on investment securities decreased by $14.0 million or 18%, as compared to the corresponding 2004 period. The average balance of investment securities decreased from $4.5 billion or 27% for the second quarter of 2004 to $3.3 billion for the second quarter of 2005. For the first half of 2005, the average balance of investment securities decreased by $436.7 million or 12% to $3.3 billion from $3.7 billion for the first half of 2004. The Company also experienced a reduction in the average yield of investment securities of 28 basis points for the first half of 2005, compared to the corresponding 2004 period. This reduction reflects an investment portfolio mostly composed of lower yielding securities, compared to the second quarter of 2004.
          Interest income on other interest-earning assets for the second quarter of 2005 increased by approximately $13.0 million or 276% from the corresponding period of 2004. For the six months ended June 30, 2005, interest income on other interest-earning assets increased by $25.6 million or 311%, compared to the same period of 2004. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months including overnight deposits, term deposits and reverse repurchase agreements. The increase for the second quarter and first half of 2005 reflects an increase of 172 basis points and 160 basis point, respectively, in the average yield on other-interest earning assets due to higher short-term interest rates and an increase in the average balances of money market instruments, principally overnight and term deposits, compared to the corresponding 2004 periods. The average balance of other interest-earning assets increased from $1.7 billion for the second quarter of 2004 to $2.5 billion for the comparable 2005 period and from $1.6 billion for the first half of 2004 to $2.6 billion for the comparable 2005 period. The increases in average balance represent 47% and 62% increases for the second quarter and the first half of 2005, respectively, as compared to the respective 2004 periods.
INTEREST EXPENSE
          Total interest expense increased to $162.1 million during the second quarter of 2005, from $87.8 million for the corresponding 2004 period, an increase of 85%. Total interest expense for the first half of 2005 was $302.6 million, compared to $170.2 million for the same period of 2004, an increase of 78%. The increase in interest expense for the second quarter and first half of 2005 was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities coupled with an increase in the average cost of borrowings. The average balance of interest-bearing liabilities increased to $16.8 billion at an average cost of 3.63% for the six month period ended June 30, 2005, compared to $11.3 billion at an average cost of 3.03% for the six month period ended June 30, 2004, an increase of 90 basis points in the average cost.
          Interest expense on deposits amounted to $23.2 million during the second quarter of 2005, an increase of 19% as compared to the corresponding 2004 period. For the first half of 2005, interest expense on deposits increased by $7.2 million or 19%, as compared to the corresponding 2004 period. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries coupled with an increase in the average cost of deposits. The average balance of deposits increased to $3.6 billion for the six month period ended June 30, 2005, from $3.1 billion for the six month period ended June 30, 2004. The increase in deposits reflects the expansion of Doral Financial’s bank branch network, which increased to 48 branches as of June 30, 2005, compared to 44 branches as of June 30, 2004. The average interest cost on deposits was 2.58% and 2.57% for the quarter and six month period ended June 30, 2005, compared to 2.45% and 2.46% for the quarter and six month period ended June 30, 2004, respectively. The average interest cost for deposits represent a small increase of 13 and 11 basis points for the quarter and six month period ended June 30, 2005, respectively, if compared to increases in short-term interest rates for the same periods.
          Interest expense related to securities sold under agreements to repurchase increased by $34.2 million or 135% during the second quarter of 2005 compared to the same period of 2004. For the first half of 2005, interest expense on securities sold under agreements to repurchase was $110.1 million, compared to $48.1 million for the same period of 2004, an increase of 129%. The increase in interest expense on securities sold under agreements to repurchase during the 2005 periods reflects increased borrowings to finance mortgage-backed securities and other investment securities, as compared to the corresponding 2004 period and higher borrowing costs experienced during 2005. The average balance of borrowings under repurchase agreements for the second quarter and first half of 2005 was $6.9 billion and $6.8 billion, respectively, compared to $4.9 billion and $4.1 billion for the corresponding 2004 periods, which represent a 41% and 66% increase in average balance for the quarter and six month period ended June 30, 2005. The average cost on securities sold under agreements to repurchase was 3.46% and 3.25% for the quarter and six month period ended June 30, 2005, compared to 2.08% and 2.35% for the corresponding 2004 periods. The increases in average costs of 138 and 90 basis points for the quarter and six month period ended June 30, 2005 are directly related to the increase experienced in short-term interest rates.
          Interest expense on advances from the FHLB increased by approximately $697,000 to $13.1 million from $12.4 million for the second quarter of 2005, as compared to the corresponding 2004 period. For the first half of 2005, interest expense on advances from FHLB increased by 6% to $25.5 million from $24.1 million for the corresponding 2004 period. The increase in interest expense on advances from the FHLB during the 2005 periods reflects an increase in the average cost of advances from the FHLB from 3.88% and 3.92% for the second quarter and six month period ended June 30, 2004, respectively, to 4.21% and 4.16% for the comparable 2005 periods. This slight increase of 33 and 24 basis points for the second quarter and six month period ended June 30, 2004, respectively, was partly offset by a decrease in the average balance of advances from the FHLB of approximately $32.9 million from $1.3 billion for the second quarter of 2004 to $1.2 billion for the comparable 2005 period.
          Interest expense related to loans payable amounted to $52.1 million for the second quarter of 2005, compared to $19.0 million for the corresponding 2004 period, an increase of 175% from the same period in 2004. For the first half of 2005 interest expense related to loans payable was $94.3 million, an increase of 159% compared to $36.4 million for the same period of 2004. The increase in interest expense on loans payable during the 2005 periods reflect increase borrowings to finance mortgage loans coupled with higher borrowing costs. The average balance of loans payable for the second quarter and the first half of 2005 were $4.5 billion and $4.1 billion, respectively, compared to $2.4 billion and $2.2 billion for the corresponding 2004 periods, which represent a 90% and 83% increase in average balance for the quarter and six month period ended June 30, 2005. The average interest cost for loans payable was 4.64% and 4.68% for the second quarter and first half of 2005, respectively, compared to 3.20% and 3.30% for the corresponding 2004 periods. The average interest cost increased by 144 and 138 basis points for the second quarter and first half of 2005, respectively. The Company’s loans payable consisted principally of borrowings with local financial institutions, secured by mortgage loans tied to short-term interest rates.
          Interest expense on notes payable was $14.2 million for the second quarter of 2005, compared to $11.6 million for the same period a year ago, an increase of 22%. For the first half of 2005 interest expense on notes payable was $27.1 million, an increase of 17% compared to $23.0 million for the same period of 2004. The increase in interest expense on notes payable is due to an increase in the average balance of notes payable from $590.0 million for the quarter ended June 30, 2004 to $1.1 billion for the comparable 2005 period which results in an 85% increase from the same period for 2004. The increase is principally a result of the issuance of an aggregate principal amount of $740.0 million of the Company’s floating rate senior notes with interest tied to 3-month LIBOR. The average balance of notes payable for the first half of 2005 amounted to $1.1 billion, compared to $575.2 million for the corresponding 2004 period, which represents a 90% increase from the same period during 2004. The replacement of high-rate borrowings with borrowings tied to short-term rates caused that the average cost of notes payable decreased from 7.89% for the quarter ended June 30, 2004 to 5.22% for the comparable 2005 period and from 8.06% for the first half of 2004 to 4.99% for the first half of 2005. The reduction in interest expense for notes payable translates to 267 and 307 basis point reductions for the second quarter and the first half of 2005, respectively, from the corresponding 2004 periods.
PROVISION FOR LOAN AND LEASE LOSSES
          The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of June 30, 2005, more than 96% of Doral Financial’s loan portfolio was collateralized by real property, and a substantial part of the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
          Doral Financial recognized provisions for loan and lease losses of approximately $3.7 million and $7.7 million, for the quarter and six month period ended June 30, 2005, as compared to $3.5 million and $5.3 million for the corresponding 2004 periods. The increase in the provision reflects changes during 2005 to Doral Financial’s estimate of probable loss based on recent experience with lines of credit and credit card portfolios. The allowance for loan and lease losses decreased to 1.12% of total loans receivable as of June 30, 2005 compared to 1.13% as of June 30, 2004. The decrease in the allowance for loan and lease losses to total loans receivable ratio resulted from a final disposition of a non-performing construction loan. During the second quarter of 2005, Doral Financial foreclosed and disposed of a construction development project that the Company had partially reserved in 2003. The disposition resulted in an improvement in non-performing loans outstanding and an improvement in the ratio of allowance for loan and lease losses as a percentage of loan receivable outstanding compared to 2004. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
          During the second quarter of 2005, CB, LLC, a subsidiary of Doral Bank PR, was organized in connection with the receipt, in lieu of foreclosure, of the real property securing a $13.5 million interim construction loan and the Company’s decision to continue the development of the residential housing project on a temporary basis. Doral Bank PR intends to complete the project and expects to minimize losses and expenses by selling the residential units on the open market. During the second quarter of 2005, Doral Bank PR wrote-down the loan to its market value by recognizing a loss of $1.3 million, which was recorded as an increase on its provision for loan losses.
NON-INTEREST INCOME
          Non-interest income consists of net gain on mortgage loans sales and fees, net servicing income, trading activities, net gain (loss) on sale of investment securities, and commissions, fees, and other income.
          Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees decreased by 22% during the second quarter of 2005 to $15.4 million, compared to $19.8 million for the same period of 2004. For the six month periods ended June 30, 2005 and 2004, mortgage loan sales and fees were $23.3 million and $41.9 million, respectively. The decrease for 2005 was the result of lower margins on loan sales involving the creation of floating rate IOs due to a lower spread between the weighted average coupon of the mortgage loans and the implied LIBOR rates. Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting IO and MSR capitalization.

		FOR THE		FOR THE
	FOR THE	QUARTER	FOR THE	SIX MONTH
	QUARTER	ENDED	SIX MONTH	PERIOD ENDED
	ENDED	JUNE 30,	PERIOD ENDED	JUNE 30,
	JUNE 30,	2004	JUNE 30,	2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Total loan sales and securitizations	$749,438	$582,994	$1,571,303	$1,165,564
Total loans sales resulting in the recording of IOs	$192,938	$270,808	$732,650	$443,756
IOs capitalized	$5,658	$10,114	$10,981	$24,073
MSRs capitalized	$11,293	$7,377	$17,843	$13,515
          Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of June 30, 2005, the weighted average gross servicing fee rate for the entire portfolio was 0.39%. The size of Doral Financial’s loan servicing portfolio has increased as a result of increases in loan production and bulk purchases of servicing rights. Loan servicing fees, net of guarantee fees, amounted to $7.8 million for the second quarter of 2005, compared to $7.3 million for the corresponding period of 2004. For the six month periods ended June 30, 2005 and 2004, loan servicing fees, net of guarantee fees, amounted to $15.4 million and $14.6 million, respectively.
          Late fees and other servicing-related fees such as prepayment fees are also included as a component of servicing income. Late fees and other servicing-related fees were $2.5 million and $5.3 million for the second quarter and first half of 2005 compared to $3.0 million and $5.8 million for the corresponding 2004 periods.
          For the quarter ended June 30, 2005, net servicing loss was approximately $18.7 million compared to net servicing income of approximately $23.4 million for the corresponding period of 2004. For the first six months of 2005, net servicing loss was approximately $9.9 million compared to income of $6.8 million for the corresponding 2004 period. The decrease in net servicing income for the second quarter and first six months of 2005 was principally the result of increased impairment charges of mortgage-servicing assets resulting from a decrease in the estimated fair value of the Company’s MSRs. The increase in forecasted mortgage prepayment rates as of June 30, 2005 led to an increase in the valuation allowance of the Company’s MSRs as of such date. As a result, for the first half of 2005, Doral Financial recognized net impairment charges of $17.5 million, which increased the Company’s impairment valuation allowance. As of June 30, 2004, as rates remained constant and forecasted mortgage prepayment rates decreased slightly from December 2003, Doral Financial recovered approximately $0.8 million of the Company’s previously recognized impairment valuation allowance.

          Set forth below is a summary of the components of the net servicing income:
TABLE E
NET SERVICING (LOSS) INCOME

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Servicing fees (net of guarantee fees)	$7,786	$7,305	$15,364	$14,574
Late charges	2,048	1,762	4,305	3,594
Prepayment penalties	1,751	1,675	3,110	3,020
Interest loss	(1,373)	(658)	(2,331)	(1,260)
Other servicing fees	100	238	199	410

Servicing income, gross	10,312	10,322	20,647	20,338
(Amortization and impairment) recovery of servicing assets	(28,994)	13,068	(30,514)	(13,527)

Total net servicing (loss) income	$(18,682)	$23,390	$(9,867)	$6,811

          Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities accounted for as held for trading, including IOs, as well as on options, futures contracts and other derivative instruments used for interest rate risk management purposes. Trading activities for the quarter and six month periods ended June 30, 2005 resulted in losses of $43.1 million and $36.4 million, respectively, compared to losses of $21.5 million and $49.2 million for the corresponding 2004 periods. Losses on trading activities for the first half of 2005 was principally due to realized and unrealized losses with respect to derivative instruments undertaken for risk management purposes. In order to hedge the Company’s sensitivity to changes in interest rates, Doral Financial generally enters into derivative instruments, including floating-to-fixed interest rate swaps agreements. In March 2005, the Company entered into $3.0 billion of floating-to-fixed three, five, and ten year swap rates. As medium and long term rates decreased during the second quarter of 2005, the Company experienced substantial decreases in the value of Company’s derivative portfolio, which resulted on realized and unrealized losses during the second quarter of 2005 of $89.7 million compared to a loss of $2.7 million for the same period in 2004. Losses on derivative instruments were offset in part by realized gains on sales of trading securities and unrealized gains on the value of the Company’s IOs. Trading activities for the second quarter of 2005 and 2004, includes net unrealized gains of $38.5 million and $18.0 million of net unrealized losses, respectively, on the value of the Company’s IOs . For the first six months of 2005, trading activities includes $15.6 million of net unrealized gains on the value of the Company’s IOs, compared to net unrealized losses of $8.9 million for the comparable 2004 period. Set forth below is a summary of the components of gains and losses from trading activities:
TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Net realized gains on sales of trading securities	$9,300	$210	$7,108	$22,988
Gains (losses) on the IO valuation	38,523	(17,966)	15,577	(8,861)
Net unrealized losses on trading securities, excluding IOs	(1,177)	(985)	(1,573)	(78)
Net realized and unrealized losses on derivative instruments	(89,709)	(2,743)	(57,539)	(63,209)

Total	$(43,063)	$(21,484)	$(36,427)	$(49,160)

          Net Gain on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the second quarter of 2005, sale of investment securities resulted in a gain of $4.7 million compared to a loss of $17.4 million for the corresponding 2004 period. In the latter part of the second quarter of 2004, the Company restructured its investment portfolio by selling securities, whose market value was negatively impacted by the increase in the long-term interest rates experienced during the quarter. For the first six months of 2005, sale of investment securities resulted in a gain of $9.6 million, compared to a gain of approximately $66,000 for the same period a year ago. Proceeds from sales of securities available for sale amounted to $2.5 billion for the first six months of 2005 compared to $5.4 billion for the first six months of 2004.
          Commissions, Fees and Other Income. Commissions, fees and other income increased 5% during the second quarter of 2005 from $7.8 million for the quarter ended June 30, 2004 to $8.2 million for the quarter ended June 30, 2005. For the first six months of 2005, commissions, fees and other income increased 7%, compared to the corresponding 2004 period. During the first half of 2004, the Company recognized approximately $1.0 million in penalty fees associated with the repayment of certain construction loans prior to their stated maturity recognized as part of Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER		SIX MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,
		2004		2004
(In Thousands)	2005	(As Restated)	2005	(As Restated)
Retail banking fees	$4,357	$3,287	$8,335	$6,394
Securities brokerage and asset management fees and commissions	340	382	673	1,116
Insurance agency commissions	3,029	3,032	5,976	5,931
Other income	453	1,058	961	1,486

Total	$8,179	$7,759	$15,945	$14,927

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

NON-INTEREST EXPENSES
TABLE H

	QUARTER		SIX MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,
NON INTEREST EXPENSES		2004		2004
(In Thousands)	2005	(As Restated)	2005	(As Restated)
Compensation and benefits	$23,679	$22,588	$49,268	$42,849
Taxes, other than payroll and income taxes	2,374	2,258	4,726	4,468
Advertising	4,586	4,113	8,928	7,303
Professional services – excluding restatement expenses	3,857	2,605	7,830	5,027
Professional services – restatement expenses only	7,406	—	7,406	—
Communication and information systems	4,564	3,308	9,388	6,588
Occupancy and other office expenses	8,182	6,593	15,345	12,392
Depreciation and amortization	5,129	4,225	10,082	8,237
Other	5,858	6,802	9,069	11,794

Total non-interest expenses	$65,635	$52,492	$122,042	$98,658

     Total non-interest expenses increased by 25% during the second quarter ended June 30, 2005, compared to the corresponding 2004 period. This increase reflects increases in professional fees, compensation, depreciation and amortization, occupancy and other expenses resulting from the continued expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased lending activities and servicing. Professional fees for the second quarter of 2005 were $11.3 million, compared to $2.6 million for the same period a year ago. The increase for the second quarter of 2005 was primarily due to legal, accounting and consulting fees associated with the restatement process and the expansion of Doral Financial’s business. The increased business volume and expansion of Doral Financial’s branch network, which increased to 113 mortgage and banking branches as of June 30, 2005, compared to 107 branches as of June 30, 2004, produced an increase of 6% in headcount from 2,538 employees as of June 30, 2004 to 2,695 employees as of June 30, 2005. Depreciation and amortization expense was $5.1 million in the second quarter of 2005, compared to $4.2 million for the corresponding 2004 period. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware, and computer systems upgrades related to the Company’s growth.
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
     For the second quarter and first half of 2005, Doral Financial recognized a tax benefit of $4.7 million and a tax expense of $5.7 million, respectively, compared to a tax expense of $10.4 million and $6.6 million for the corresponding periods in 2004. The decrease in the income tax provision for the second quarter and first half of 2005 was due to lower pre-tax income from Doral Financial’s non-tax exempt activities, including interest income, gain on hedging activities and income from insurance agency activities, coupled with net operating losses in certain subsidiaries that under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”) could not be used to offset gains in other subsidiaries. During the first half of 2005, consolidated pre-tax income from Doral Financial’s non-tax exempt activities amounted to a loss of $40.8 million compared to income of $39.6 million during the same period in

2004. During the first half of 2005, pre-tax income from Doral Financial’s international banking entity subsidiary amounted to $62.9 million compared to $31.6 million for the same period in 2004.
     Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to offset the losses of a particular subsidiary with income from another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, the particular subsidiary bearing the loss must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended June 30, 2005, net operating losses of $25.7 million were recognized at the subsidiary level that, based on the forecasted future taxable income of the subsidiaries bearing the losses, could not be used by such subsidiaries to offset future income. This resulted in the creation of a valuation allowance.
     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
     Interest income derived by Doral Financial from certain FHA/VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans is exempt from Puerto Rico income taxation. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
     On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gains tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gains tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004 and second quarter of 2005, the Company completed two separate agreements with the local taxing authorities to accelerate the recognition for tax purposes of long term capital gains of $536.6 million and $39.9 million, respectively, related to IOs created in previous transactions. The value of the IOs at the time of the agreement, after making all relevant adjustments pursuant to the restatement, approximates $49.1 million. Refer to Note 1 “—Restatement of Previously Issued Financial Statements” of the amended 2004 Annual Report on Form 10-K for additional information.
     As a result of the correction in the methodology used to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfers as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $199.6 million (before any valuation allowance). This benefit is attributable to the tax effect of the difference between the tax basis of the IOs ($536.6 million) and their restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to the restated value, which would have resulted in a significantly lower tax obligation. The company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
     As a result of the increase in deferred tax assets attributable to the restatement, the Company evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and as a result, established a valuation allowance. At June 30, 2005, the deferred tax asset, net of its valuation allowance of $56.2 million, amounted to approximately $134.1 million.

BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $133.0 million and $245.4 million for the quarter and six month period ended June 30, 2005, respectively, compared to $126.4 million and $266.8 million for the corresponding 2004 periods. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE I
LOAN PRODUCTION

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
(Dollars in Thousands, Except for Average Initial		2004		2004
Loan Balance)	2005	(As Restated)	2005	(As Restated)
FHA/VA mortgage loans
Number of loans	1,029	1,208	2,362	2,392
Volume of loans	$86,732	$109,988	$196,924	$215,592
Percent of total volume	6%	8%	7%	8%
Average initial loan balance	$84,288	$91,050	$83,372	$90,130

Conventional conforming mortgage loans
Number of loans	3,864	1,225	5,422	4,095
Volume of loans	$463,310	$142,971	$647,171	$484,146
Percent of total volume	30%	11%	23%	18%
Average initial loan balance	$119,904	$116,711	$119,360	$118,229

Conventional non — conforming mortgage loans(1)
Number of loans	4,935	6,969	11,331	12,364
Volume of loans	$556,843	$740,968	$1,262,977	$1,338,450
Percent of total volume	36%	56%	44%	50%
Average initial loan balance	$112,835	$106,323	$111,462	$108,254

Other(2)
Number of loans	4,360	3,020	8,421	5,419
Volume of loans	$438,550	$320,792	$740,046	$634,423
Percent of total volume	28%	25%	26%	24%

Total loans
Number of loans	14,188	12,422	27,536	24,270
Volume of loans	$1,545,435	$1,314,719	$2,847,118	$2,672,611

(1)	Includes $59.3 million and $41.7 million in second mortgages for the quarters ended June 30, 2005 and 2004, respectively, and $103.7 million and $81.0 million in second mortgages for the six month periods ended June 30, 2005 and 2004, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the six month periods ended June 30, 2005 and 2004, refinance loans represented approximately 54% and 60%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings. Also, consumers tend to prefer long-term mortgage loan rates that are generally well below rates on consumer debt.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE J
LOAN ORIGINATION SOURCES

	SIX MONTH PERIOD ENDED JUNE 30,
				2004
	2005			(As Restated)
	Puerto Rico	US	Total	Puerto Rico		US	Total
Retail	69%	1%	70%	69%	—	69%
Wholesale(1).	8%	—	8%	10%	—	10%
New Housing Developments	10%	2%	12%	13%	1%	14%
Multi-family	—	—	—	—	—	—
Other(2)	7%	3%	10%	6%	1%	7%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing- released basis as well as servicing rights in bulk. During the second quarters of 2005 and 2004, Doral Financial purchased servicing rights of approximately $44.2million and $76.7 million, respectively, in principal amount of mortgage loans. For the six month periods ended June 30, 2005 and 2004, the Company purchased servicing rights to approximately $99.8 million and $156.1 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans with the related servicing rights, but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE K
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans)

	AS OF JUNE 30,
		2004
	2005	(As Restated)
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,283,219	$2,589,042
FHLMC/FNMA	3,900,242	3,589,209
Doral Financial grantor trusts	—	31,037
Other conventional mortgage loans(1)(2)	8,802,444	7,320,022

Total servicing portfolio	$14,985,905	$13,529,310

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	168,556	156,727
Weighted- average interest rate	6.67%	6.88%
Weighted- average remaining maturity (months)	256	258
Weighted- average gross servicing fee rate	0.3941%	0.3847%
Average servicing portfolio	$14,600,323	$13,187,217
Principal prepayments	$1,166,390	$1,154,914
Constant prepayment rate	14%	15%
Average size of loans	$88,908	$86,324
Servicing assets, net	$113,135	$131,637

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.19%	1.11%
90 days or more past due	1.62%	1.70%

Total delinquencies excluding foreclosures	2.81%	2.81%

Foreclosures pending	1.59%	1.71%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$14,264,367	$12,690,244
Add:
Loans funded and purchased(3)	2,104,577	2,044,751
Bulk servicing acquired	99,775	156,110
Less:
Servicing sales	2,537	2,652
Run-off(4)	1,480,277	1,359,143

Ending servicing portfolio	$14,985,905	$13,529,310

(1)	Includes $5.5 billion and $4.7 billion of loans owned by Doral Financial at June 30, 2005 and 2004, respectively, which represented 37%and 35% of the total servicing portfolio as of such dates for which no servicing rights has been recognized.

(2)	Includes portfolios of $300.3 million and $270.4 million at June 30, 2005 and 2004, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $742.5 million and $627.9 million of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of June 30, 2005 and 2004, respectively.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2005 and 2004, approximately 1% and 2%, respectively, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.2 billion for both six month periods ended June 30, 2005 and 2004, respectively. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.
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
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the six month period ended June 30, 2005, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $35.1 million, compared to $24.7 million for the same period during 2004. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA/VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2005 and December 31, 2004, the outstanding principal balance of such delinquent loans was $300.3 million and $333.7 million, respectively, and the aggregate monthly amounts of funds advanced by Doral Financial was $24.0 million and $26.1 million, respectively. During the second quarter and first half of 2004, the Company sold approximately $23.6 million of residential FHA insured or VA guaranteed delinquent loans. There were no delinquent loan sales in the first six months of 2005.
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
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of June 30, 2005 and December 31, 2004:
TABLE L
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF JUNE 30, 2005		AS OF DECEMBER 31, 2004
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$3,988,875	2.69%	$3,643,080	2.47%
Repurchase Agreements	8,000,754	3.47%	6,305,163	2.73%
Advances from FHLB	1,244,500	4.16%	1,294,500	3.98%
Loans Payable	4,295,910	4.70%	3,638,507	3.68%
Notes Payable	1,089,102	5.09%	1,095,977	4.38%
     Doral Financial had warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $17.6 billion as of June 30, 2005, of which $9.6 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $330.0 million represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions.
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
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of June 30, 2005, Doral Financial’s banking subsidiaries held approximately $4.0 billion in deposits at a weighted-average interest rate of 2.69%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE M AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD
	ENDED		YEAR ENDED
	JUNE 30, 2005		DECEMBER 31, 2004
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$1,945,859	3.36%	$1,829,370	3.15%
Regular passbook savings	486,017	2.29%	416,928	2.27%
NOW accounts	706,395	2.20%	634,486	2.15%
Non-interest bearing	446,325	—	359,212	—

Total deposits	$3,584,596	2.57%	$3,239,996	2.49%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2005.
TABLE N
CERTIFICATES OF DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT
Certificates of deposit maturing:
Three months or less	$111,637
Over three through six months	149,683
Over six through twelve months	506,507
Over twelve months	1,191,909

Total	$1,959,736

     As of June 30, 2005 and December 31, 2004, Doral Financial’s retail banking subsidiaries had approximately $1.6 billion and $1.3 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

REGULATORY CAPITAL RATIOS
     As of June 30, 2005, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2005, based on existing Federal Reserve, FDIC and OTS guidelines.
TABLE O
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	12.4%	19.4%	18.6%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	11.9%	18.9%	18.2%
Leverage Ratio(1)	5.7%	5.7%	9.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     As of June 30, 2005, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
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
     Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of June 30, 2005, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.1 billion.
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
ASSETS AND LIABILITIES
     At June 30, 2005, Doral Financial’s total assets were $20.3 billion compared to $17.8 billion at December 31, 2004. The increase in assets was due primarily to an increase in the investment securities portfolio of $1.4 billion, resulting from Doral Financial’s strategy to increase its tax-exempt interest income by holding a significant amount of U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary. The increase in assets also reflects an increase in cash and money market investments of $169.0 million, resulting from a higher volume of liquid assets accumulated by the Company in anticipation of rising interest rates, and an increase of $896.0 million on its loans portfolio. Total liabilities were $19.1 billion at June 30, 2005, compared to $16.6 billion at December 31, 2004. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts and secured borrowings used to fund Doral Financial’s increase in assets. Borrowings with local financial institutions secured by real estate mortgages increased to $3.9 billion at June 30, 2005, compared to $3.3 billion at December 31, 2004. At June 30, 2005, deposit accounts totaled $4.0 billion, compared to $3.6 billion at December 31, 2004. As of June 30, 2005, Doral Financial’s banking subsidiaries had $12.7 billion in assets, including assets of Doral International an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $11.7 billion at December 31, 2004.
OFF-BALANCE SHEET ACTIVITIES
     In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) are sold to investors on a recourse basis pursuant to which Doral Financial retains part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally from four to seven years) or up to a specified percentage (generally 10% to 15% ) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of June 30, 2005, the outstanding principal balance of loans sold subject to recourse was $2.1 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $1.4 billion. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements, except for a liability of $16.9 million for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.” As of June 30, 2005, approximately $82.1 million or 4% of the principal amount in loans sold with recourse were 60 days or more past due.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of June 30, 2005.
TABLE P
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

			Loans Past Due -
	Outstanding	Weighted-average	Over 90 Days without Insurance,
(In thousands)	Balance	Loan to Value	and Loan-To-Value Over 80%
Loan Type:
FHA/VA loan	$20,611	91.0%	$—
Conventional loans	2,015,947	75.0%	5,974
Commercial	98,283	78.4%	—

Total	$2,134,841	75.1%	$5,974

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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At June 30, 2005, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $563.7 million and $3.8 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $2.0 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate-lock agreements with borrowers. Out of the $2.0 billion existing as of June 30, 2005, $1.6 billion relate to outstanding commitments to sell mortgage loans that would give rise to IOs, which were terminated after the second quarter of 2005.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2005.
TABLE Q
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$3,988,875	$2,675,944	$1,004,983	$293,203	$14,745
Repurchase agreements(2)	8,000,754	4,035,954	3,164,800	800,000	—
Advances from the FHLB(2)	1,244,500	547,500	647,000	50,000	—
Loans payable(3)	4,295,910	391,375	—	—	3,904,535
Notes payable	1,089,102	123,924	720,310	1,350	243,518
Other liabilities	456,370	451,747	2,203	2,420	—
Non-cancelable operating leases	64,143	7,255	13,503	11,937	31,448

Total Contractual Cash Obligations	$19,139,654	$8,233,699	$5,552,799	$1,158,910	$4,194,246

(1)	Amounts included in the table above do not include interest.

(2)	Includes $4.4 billion of repurchase agreements with an average rate of 3.48% and $872.5 million in advances from the FHLB-NY with an average rate of 4.50%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from July 2005 to March 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $3.9 billion of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans, generally estimated to range between 10% and 20% on an annual basis.

TABLE R
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$563,742	$287,993	$274,131	$1,537	$81
Commitments to sell mortgage-backed securities and loans	1,994,592	794,592	1,200,000	—	—
Commercial and financial standby letters of credit	3,809	3,809	—	—	—
Standby repurchase (recourse) obligations	1,392,523	75,567	403,470	476,082	437,404

Total	$3,954,666	$1,161,961	$1,877,601	$477,619	$437,485

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.
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
Interest Rate and Market Risk Management
     Doral Financial’s management has identified interest rate risk as the primary risk facing the Company. Interest rate risk includes the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities. Interest rate risk also includes the risk that Doral Financial’s net interest income from its loan and investment portfolio will change in response to changes in interest rates. Doral Financial’s risk management strategies, are discussed in Doral Financial’s amended 2004 Annual Report on Form 10-K under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.
Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels periodically established by the Board of Directors. Management seeks to modify the risk profile of the balance sheet through hedging activities to achieve targeted levels. The interest rate risk exposure can be decomposed into linear and non-linear risk based on the varying changes to the Market Value of Equity to movements of interest rates. The linear risk is managed through interest rate swaps. The non-linear risk arises primarily from the embedded optionality in our products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active hedging strategies. The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point increases and decreases of interest rates, as of June 30, 2005 and December 31, 2004.

	Market Value	Net Interest
As of June 30, 2005	of Equity Risk	Income Risk
+ 100 BPS	(8.8%)	(11.7)%)
- 100 BPS	1.2%	7.5%

	Market Value of	Net Interest
As of December 31, 2004	Equity Risk	Income Risk
+ 100 BPS	(22.3)%	(13.0)%
- 100 BPS	7.1%	10.5%
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

     The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at June 30, 2005. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.
TABLE S
INTEREST RATE SWAPS
(DOLLARS IN THOUSANDS)

NOTIONAL	MATURITY		INTEREST RATE	INTEREST RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE
$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	3.390%	3.688%	$679

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	3.390%	3.655%	$748

$1,000,000	March, 2008	To protect the spread of the variable IOs	3.470%	4.325%	$(7,263)

$1,000,000	March, 2008	To protect the spread of the variable IOs	3.490%	4.474%	$(11,095)

$200,000	November, 2009	To protect the spread of the variable IOs	3.229%	3.773%	$2,773

$300,000	November, 2009	To protect the spread of the variable IOs	3.270%	3.975%	$1,752

$100,000	February, 2010	To protect the spread of the variable IOs	3.294%	4.221%	$(360)

$100,000	March, 2010	To fix the cost of short-term funding sources in a rising rate environment	3.390%	4.510%	$(1,593)

$800,000	March, 2010	To protect the spread of the variable IOs	3.490%	4.712%	$(19,924)

$100,000	February, 2015	To protect the spread of the variable IOs	3.294%	4.618%	$(2,138)

$100,000	March, 2015	To fix the cost of short-term funding sources in a rising rate environment	3.390%	4.880%	$(4,216)

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or internal valuation models. The notional amounts of derivatives totaled $16.9 billion and $72.3 billion, respectively, as of June 30, 2005 and December 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s prior risk management strategy. Following the restatement, Doral Financial’s risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps. The increase focus on internal balance sheet management has resulted in a decrease in the volume of derivatives.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
TABLE T
FAIR VALUE RECONCILIATION

Six Month Period ended
(In thousands)	June 30, 2005
Fair value of contracts outstanding at the beginning of the period	$5,672
Contracts realized or otherwise settled during the period	10,746
Fair value of new contracts entered into during the period	(18,170)
Changes in fair values during the period	(22,870)

Fair value of contracts outstanding at the end of the period	$(24,622)

TABLE U
SOURCE OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of June 30, 2005	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Source of Fair Value
Prices actively quoted	$10,447	$—	$—	$—	$10,447
Prices provided by other external sources	5,568	(16,931)	(17,352)	(6,354)	(35,069)

	$16,015	$(16,931)	$(17,352)	$(6,354)	$(24,622)

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
TABLE V
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE
(Dollars in thousands)

	June 30, 2005
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value(4)	(in years)
AA-	2	$2,900,000	$4,005	$(54,621)	$(50,616)	3.64
A+	2	1,110,678	303	(480)	(177)	0.55
A	1	800,000	—	(29,464)	(29,464)	4.75

Subtotal	5	4,810,678	$4,308	$(84,565)	$(80,257)	3.11

Other derivatives(5):
Treasury futures		400,000
Treasury future options		7,050,000
Eurodollar future options		4,600,000

Total Derivatives		$16,860,678

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	These values are based on an internal risk model used to measure the sensitivity of the Company’s Market Value of Equity to changes in interest rates, and not on the fair values recorded in the Company’s books for the related instruments.

(5)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
(Dollars in thousands)

	December 31, 2004
						Weighted Average
	Number of		Total Exposure	Negative Fair	Total Fair	Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Value(4)	(in years)
AA-	1	$414,234	$1,998	$—	$1,988	4.70
A+	2	1,500,000	3,038	(2,881)	157	2.17
A	4	3,344,873	11,702	(1,441)	10,261	1.30

Subtotal	7	5,259,107	$16,738	$(4,322)	$12,406	1.82

Other derivatives(5):
Treasury futures		320,000
Treasury future options		4,340,000
Eurodollar futures		7,120,000
Eurodollar future options		55,300,000

Total Derivatives		$72,339,107

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	These values are based on an internal risk model used to measure the sensitivity of the Company’s Market Value of Equity to changes in interest rates, and not on the fair values recorded in the Company’s books for the related instruments.

(5)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.

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
Non-performing assets and allowance for loan and lease losses
     Non-performing assets (“NPAs”) consist of loans on a non-accrual basis and other real estate owned. During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to the ultimate collectibility of the loan. The effect of this change was a decrease in interest income of approximately $7.0 million and an increase of the amount of residential non-accrual loans (See Table W below). When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery. Loans will return to accrual status when principal and interest become current and collectibility is reasonably assured. As of June 30, 2005 and 2004, Doral Financial would have recognized $12.8 million and $9.0 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of June 30, 2005 and December 31, 2004 amounted to approximately $7.1 million and $31.5 million, respectively. At June 30, 2005 and December 31, 2004 an impairment allowance of $2.7 million and $7.1 million, respectively, was allocated to such impaired loans.
      During the second quarter of 2005, CB, LLC, a subsidiary of Doral Bank PR, was organized in connection with the receipt, in lieu of foreclosure, of the real property securing a $13.5 million interim construction loan and the Company’s decision to continue the development of the residential housing project on a temporary basis. Doral Bank PR intends to complete the project and expects to minimize losses and expenses by selling the residential units on the open market. During the second quarter of 2005, Doral Bank PR wrote-down the loan to its market value by recognizing a loss of $1.3 million recorded as an increase on its provision for loan and lease losses.
     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE W
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	JUNE 30, 2005	DECEMBER 31, 2004
Mortgage banking business:
Non-accrual loans:
Construction loans	$1,549	$1,865
Residential mortgage loans(1)	137,641	10,076
Construction loans past due 90 days and still accruing	298	128
Loans held-for-sale past due 90 days and still accruing(1)(2)	—	85,075
OREO	18,991	18,028

Total NPAs of mortgage banking business	158,479	115,172

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	4,563	14,774
Residential mortgage loans	8,677	8,105
Commercial real estate loans	13,465	8,535
Consumer loans	1,674	1,457
Commercial non-real estate loans	1,125	512

Total non-accrual loans	29,504	33,383

Residential mortgage loans past due 90 days and still accruing	863	—

OREO	1,595	2,044

Total NPAs of banking subsidiaries	31,962	35,427

Total NPAs of Doral Financial (consolidated)	$190,441	$150,599

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	0.96%	1.23%

Total NPAs of Doral Financial as a percentage of consolidated total assets	0.94%	0.84%

Total non-performing loans to total loans	2.24%	1.95%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing loans held for sale) at end of period	70.38%	59.03%

(1)	During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan.

(2)	Does not include approximately $47.0 million and $71.2 million of GNMA defaulted loans (for which the Company has the option but not the obligation to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of June 30, 2005 and December 31, 2004, respectively. Also excludes $10.2 million of 90 days past due FHA/VA loans as of December 31, 2004, which were not considered non-performing assets by Doral Financial as of such date because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings. Under the new estimates, which were modified during the first quarter of 2005, all FHA/VA loans 90 days past due are placed in non-accrual and therefore considered non-performing assets.
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
TABLE X
ALLOWANCE FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
Allowance for Loan and Lease Losses:
Balance at beginning of period	$24,255	$16,057	$20,881	$14,919
Provision for loan and lease losses	3,658	3,481	7,705	5,250

Charge - offs:
Construction loans	(4,717)	(282)	(4,717)	(282)
Residential mortgage loans	(79)	—	(79)	(20)
Commercial real estate loans	—	—	(29)	—
Consumer loans	(560)	(692)	(1,089)	(1,311)
Commercial non-real estate loans	(53)	(291)	(230)	(318)
Other	—	—	—	—

Total charge-offs	(5,409)	(1,265)	(6,144)	(1,931)

Recoveries:
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	153	—	153	—
Consumer loans	43	40	99	109
Commercial non-real estate loans	24	2	30	41
Other	—	—	—	—

Total recoveries	220	42	282	150

Net charge-offs	(5,189)	(1,223)	(5,862)	(1,781)

Other	(52)	4	(52)	(69)

Balance at end of period	$22,672	$18,319	$22,672	$18,319

Allowance for loan losses as a percentage of loans receivable outstanding at the end of period	1.12%	1.13%	1.12%	1.13%
Net charge-offs to average loans receivable outstanding on an annualized basis	1.09%	0.31%	0.64%	0.23%

          The allowance for loan and lease losses relating to loans held by Doral Financial was $22.7 million at June 30, 2005, compared to $18.3 million as of June 30, 2004.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          Doral Financial’s management, with the participation of its current Chief Executive Officer and its current Chief Financial Officer, evaluated the effectiveness of Doral Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) as of June 30, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
          As part of the restatement process, the Company’s current management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2004, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K. These material weaknesses existed as of June 30, 2005 and permitted or contributed to the restatement of our financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses and the Company’s inability to timely file its annual and quarterly reports, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.
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
Changes in Internal Control Over Financial Reporting
          During the quarter ended June 30, 2005, the Company began to take certain steps to address some of the issues raised by its determination, on April 15, 2005, that some or all of its financial statements for the periods from January 1, 2000 through December 31, 2004 should be restated. The Company commenced an internal review of its books, records and accounting practices, under the oversight of the Audit Committee and with the assistance of outside consultants. In particular, the Company hired First Manhattan Consulting Group to assist the Company in designing and implementing a new valuation model for its portfolio of IOs. In addition, the Audit Committee instructed Latham & Watkins LLP, outside counsel for the Company’s independent directors and for the Audit Committee of the Board of Directors, to commence an independent investigation into certain matters surrounding the restatement. These steps ultimately led to actions that have been or are being implemented as part of the remediation plan described above, which have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting. Except for these steps, during the quarter ended June 30,

2005, there were no changes in Doral Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Stockholders Meeting of the Company was held on April 20, 2005. A quorum was obtained with 100,147,007 votes represented in person or by proxy, which represented approximately 92.8% of all votes eligible to be cast at the meeting. The nine existing directors of the Company, Salomón Levis, Zoila Levis, Richard F. Bonini, Edgar M. Cullman, Jr., Efraim Kier, John L. Ernst, John B. Hughes, Harold D. Vicente and Peter A. Hoffman were reelected for additional one-year terms. The appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for 2005 was also approved. The results of the voting for each of the proposals is set forth below:
Election of Directors

		VOTES
NOMINEES FOR ONE-YEAR TERM	VOTES FOR	WITHHELD
Salomón Levis	97,178,008	2,968,999
Zoila Levis	97,097,485	3,049,522
Richard F. Bonini	97,128,034	3,018,973
Edgar M. Cullman, Jr.	94,415,174	5,731,833
John L. Ernst	95,938,465	4,208,538
Peter A. Hoffman	99,164,809	982,198
John B. Hughes	99,120,750	1,026,257
Efraim Kier	97,656,735	2,490,269
Harold D. Vicente	99,168,097	978,910
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants for 2005

For:	97,646,179
Against:	2,115,533
Abstain:	507,295
Broker Non-Votes:	0
ITEM 5. OTHER INFORMATION
          Not applicable
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