Form 10-Q
period 2005-09-30
DORAL FINANCIAL CORP
filed 2006-05-03
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Common stock: 107,930,236 outstanding as of November 9, 2005.

DORAL FINANCIAL CORPORATION
INDEX PAGE

		PAGE
PART I — FINANCIAL INFORMATION		3

Item 1 —	Financial Statements	3
	Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income (Unaudited) – Quarters ended September 30, 2005 and September 30, 2004 (As Restated) and nine months ended September 30, 2005 and September 30, 2004 (As Restated)	5

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine months ended September 30, 2005 and September 30, 2004 (As Restated)	6

	Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended September 30, 2005 and September 30, 2004 (As Restated) and nine months ended September 30, 2005 and September 30, 2004 (As Restated)	7

	Consolidated Statements of Cash Flows (Unaudited) – Nine months ended September 30, 2005 and September 30, 2004 (As Restated)	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	77

Item 4 —	Controls and Procedures	78

PART II — OTHER INFORMATION		79

Item 1 —	Legal Proceedings	79

Item 1A —	Risk Factors	79

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 3 —	Defaults Upon Senior Securities	80

Item 4 —	Submission of Matters to a Vote of Security Holders	80

Item 5 —	Other Information	80

Item 6 —	Exhibits	80

SIGNATURES		81
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNING TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

i

EXPLANATORY NOTE
     On February 27, 2006, Doral Financial Corporation filed its amended 2004 Annual Report on Form 10-K, which included a restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002. This Quarterly Report on Form 10-Q includes financial information for the quarter and nine month period ended September 30, 2004 as restated.
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
     The filing of this Quarterly Report on Form 10-Q was delayed because of the work necessary to complete the restatement of Doral Financial’s previously filed consolidated financial statements. For more information on the results of the restatement, see Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements” and “—Restatement of Previously Issued Financial Statements” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Doral Financial’s amended 2004 Annual Report on Form 10-K. For more information on the impact of the restatement on the Company’s financial statements for the quarter and nine months ended September 30, 2004, please refer to Note “c” to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
ASSETS
Cash and due from banks	$81,183	$64,940

Money market investments:
Money market investments with creditors’ right to repledge	517,877	806,849
Other money market investments	1,278,244	1,663,937

Total money market investments	1,796,121	2,470,786

Pledged investment securities that can be repledged:

Securities held for trading, at fair value (includes fair value of IOs of $11,562 in 2005; $14,673 in 2004)	202,770	283,372
Securities available for sale, at fair value	5,955,047	4,224,168
Securities held to maturity, at amortized cost (market value of $2,010,414 in 2005; $2,062,312 in 2004)	2,046,572	2,100,303

Total pledged investment securities that can be repledged	8,204,389	6,607,843

Other investment securities:
Securities held for trading, at fair value (includes fair value of IOs of $76,689 in 2005; $112,688 in 2004)	247,516	205,698
Securities available for sale, at fair value	200,797	758,340
Securities held to maturity, at amortized cost (market value of $70,169 in 2005; $191,381 in 2004)	70,079	201,392
Federal Home Loan Bank of NY (FHLB) stock, at cost	72,620	86,120

Total other investment securities	591,012	1,251,550

Total investment securities	8,795,401	7,859,393

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors right to repledge	3,656,475	3,282,152
Other mortgage loans held for sale, at lower of cost or market	1,643,911	1,640,355
Loans receivable, net of allowance for loan and lease losses (2005 - $30,858; 2004 - $20,881)	2,198,344	1,747,699

Total loans	7,498,730	6,670,206

Receivables and mortgage-servicing advances	76,837	99,727
Accounts receivable from investment sales	272,471	40,052
Accrued interest receivable	76,981	73,547
Servicing assets, net	142,905	123,586
Premises and equipment, net	151,412	146,551
Real estate held for sale, net	21,669	20,072
Deferred tax asset	214,894	217,024
Other assets	70,838	49,778

Total assets	$19,199,442	$17,835,662

LIABILITIES
Deposits:
Non-interest-bearing deposits	$467,282	$459,360
Interest-bearing deposits	3,638,043	3,183,720
Securities sold under agreements to repurchase	7,629,913	6,305,163
Advances from FHLB	1,079,500	1,294,500
Loans payable	3,762,747	3,638,507
Notes payable	1,080,970	1,095,977
Accounts payable from investment purchases	60,475	325,740
Accrued expenses and other liabilities	275,714	248,078

Total liabilities	17,994,644	16,551,045

Commitments and contingencies (Note w)

STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2005 and 2004, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,930,236 and 107,908,862 shares issued and outstanding in 2005 and 2004, respectively	107,930	107,909
Additional paid-in capital	169,019	161,639
Legal surplus	22,716	22,716
Retained earnings	466,904	492,786
Accumulated other comprehensive loss, net of income tax benefit of $20,017 in 2005 and $4,591 in 2004	(135,021)	(73,683)

Total stockholders’ equity	1,204,798	1,284,617

Total liabilities and stockholders’ equity	$19,199,442	$17,835,662

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
Interest income:
Loans	$125,412	$108,294	$360,054	$310,378
Mortgage-backed securities	56,741	28,433	169,615	63,520
Interest-only strips (“IOs”)	2,799	3,312	8,640	9,920
Investment securities	41,324	41,824	106,092	120,574
Other interest-earning assets	20,847	4,932	54,646	13,160

Total interest income	247,123	186,795	699,047	517,552

Interest expense:
Deposits	29,326	20,211	74,961	58,692
Securities sold under agreements to repurchase	73,957	31,463	184,050	79,547
Advances from FHLB	12,397	12,611	37,931	36,755
Loans payable	51,051	22,707	145,337	59,150
Notes payable	15,236	10,129	42,293	33,175

Total interest expense	181,967	97,121	484,572	267,319

Net interest income	65,156	89,674	214,475	250,233

Provision for loan and lease losses	9,370	5,344	17,075	10,594

Net interest income after provision for loan and lease losses	55,786	84,330	197,400	239,639

Non-interest income (loss):
Net gain on mortgage loan sales and fees	18,580	26,806	41,907	68,690
Net gain (loss) on securities held for trading, including gains and losses on the fair value of IOs	28,094	(41,026)	(8,333)	(90,186)
Net (loss) gain on sale of investment securities	(1,999)	10,548	7,559	10,614
Servicing income (loss), net of amortization and impairment/recovery	25,443	(8,790)	15,576	(1,979)
Commissions, fees and other income	10,290	9,322	26,235	24,249

Total non-interest income (loss)	80,408	(3,140)	82,944	11,388

Non-interest expenses:
Compensation and benefits	23,639	21,751	72,907	64,600
Taxes, other than payroll and income taxes	2,787	2,389	7,513	6,857
Advertising	4,044	3,366	12,972	10,669
Professional services	17,985	3,053	33,221	8,080
Communication and information systems	4,391	3,610	13,779	10,198
Occupancy and other office expenses	8,320	7,207	23,665	19,599
Depreciation and amortization	5,424	4,345	15,506	12,582
Other	3,686	8,969	12,755	20,763

Total non-interest expenses	70,276	54,690	192,318	153,348

Income before income taxes	65,918	26,500	88,026	97,679
Income tax expense	(24,989)	(2,417)	(30,655)	(9,037)

Net income	$40,929	$24,083	$57,371	$88,642

Net income attributable to common shareholders	$32,605	$15,759	$32,397	$63,668

Net income per common share:

Basic	$0.30	$0.14	$0.30	$0.59

Diluted	$0.30	$0.14	$0.29	$0.57

Dividends per common share	$0.18	$0.15	$0.54	$0.42

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
		2004
	2005	(As Restated)
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,909	107,904
Shares issued under stock option plan	21	4

Balance at end of period	107,930	107,908

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	161,639	151,902
Common shares issued under stock option plan	98	28
Stock-based compensation recognized	7,282	7,282

Balance at end of period	169,019	159,212

LEGAL SURPLUS	22,716	14,155

RETAINED EARNINGS:
Balance at beginning of period	492,786	384,596
Net income	57,371	88,642
Cash dividends declared on common stock	(58,279)	(45,321)
Cash dividends declared on preferred stock	(24,974)	(24,974)

Balance at end of period	466,904	402,943

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Balance at beginning of period	(73,683)	(49,445)
Other comprehensive loss, net of deferred tax	(61,338)	(15,593)

Balance at end of period	(135,021)	(65,038)

Total stockholders’ equity	$1,204,798	$1,192,430

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
Net income	$40,929	$24,083	$57,371	$88,642

Other comprehensive (loss) income, before tax:

Unrealized (losses) gains on securities arising during the period	(96,323)	57,527	(69,237)	(4,826)

Amortization of unrealized loss on securities reclassified to held to maturity	10	11	32	25

Reclassification of realized losses (gains) included in net income	1,999	(10,548)	(7,559)	(10,614)

Other comprehensive (loss) income, before tax	(94,314)	46,990	(76,764)	(15,415)

Income tax benefit (expense) related to items of other comprehensive (loss) income	17,639	(8,694)	15,426	(178)

Other comprehensive (loss) income	(76,675)	38,296	(61,338)	(15,593)

Comprehensive (loss) income, net of tax	$(35,746)	$62,379	$(3,967)	$73,049

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
		2004
	2005	(As Restated)
Cash flows from operating activities:
Net income	$57,371	$88,642

Adjustments to reconcile net income to net cash used in by operating activities:
Stock-based compensation recognized	7,282	7,282
Depreciation and amortization	15,506	12,582
Amortization and impairment of servicing assets	17,021	32,699
Deferred tax provision (benefit)	16,607	(19,106)
Provision for loan and lease losses	17,075	10,594
Amortization of premium and accretion of discount on loans, investment securities and debt	16,311	742
Origination and purchases of mortgage loans held for sale	(3,909,319)	(3,465,803)
Principal repayment and sales of mortgage loans held for sale	2,477,706	2,329,847
Unrealized loss (gain) on securities held for trading	1,690	(4,167)
Purchases of securities held for trading	(2,159,515)	(2,124,826)
Principal repayment and sales of trading securities	2,762,405	3,053,911
Amortization and gain or loss in the fair value of IOs	50,091	31,624
Unrealized (gain) loss on derivative instruments	(54,190)	13,703
Decrease (increase) in derivative instruments	20,463	(3,638)
Purchase of servicing assets	(3,404)	(3,614)
Decrease (increase) in receivables and mortgage servicing advances	22,890	(5,003)
(Increase) decrease in accrued interest receivable	(3,434)	1,738
Increase in other assets	(20,136)	(12,323)
Increase in accrued expenses and other liabilities	48,189	28,580

Total adjustments	(676,762)	(115,178)

Net cash used in by operating activities	(619,391)	(26,536)

Cash flows from investing activities:
Purchases of securities available for sale	(5,595,630)	(10,684,952)
Principal repayments and sales of securities available for sale	4,218,876	8,934,439
Purchases of securities held to maturity	(100,000)	(1,110,170)
Principal repayment and maturities of securities held to maturity	297,081	269,992
Decrease (increase) in FHLB stock	13,500	(4,400)
Origination of loans receivable	(849,297)	(771,264)
Principal repayment of loans receivable	364,550	553,139
Purchases of premises and equipment	(20,367)	(22,553)
Proceeds from sales of real estate held for sale	34,149	14,963

Net cash used in investing activities	(1,637,138)	(2,820,806)

Cash flows from financing activities:
Increase in deposits	462,245	449,541
Increase in securities sold under agreements to repurchase	1,324,750	2,295,608
Proceeds from advances from FHLB	50,000	205,000
Repayment of advances from FHLB	(265,000)	(117,000)
Increase in loans payable:
Decrease in warehousing lines and other credit facilities	(238,924)	(1,130)
Proceeds from secured borrowings, pledged to creditors	880,746	1,060,169
Repayment of secured borrowings, pledged to creditors	(517,582)	(355,633)
Proceeds from issuance of notes payable	—	739,311
Repayment of notes payable	(14,994)	(205,808)
Issuance of common stock, net	119	32
Dividends paid	(83,253)	(70,295)

Net cash provided by financing activities	1,598,107	3,999,795

Net (decrease) increase in cash and cash equivalents	(658,422)	1,152,453
Cash and cash equivalents at beginning of period	2,535,726	954,722

Cash and cash equivalents at the end of period	$1,877,304	$2,107,175

Cash and cash equivalents includes:
Cash and due from banks	$81,183	$82,858
Money market investments	1,796,121	2,024,317

	$1,877,304	$2,107,175

Supplemental schedule of non-cash activities:
Loan securitizations	$978,775	$604,536

Loans foreclosed	$35,142	$16,544

Supplemental information for cash flows:
Cash used to pay interest	$494,157	$270,714

Cash used to pay income taxes	$39,748	$39,745

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation (“Doral Financial” or “the Company”), Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the Company’s amended 2004 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

b.	The results of operations for the quarter and nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

c.	As previously reported in the Company’s amended Form 10-K for the year ended December 31, 2004 filed with the SEC on February 27, 2006, the Company restated its audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002 to correct accounting errors and departures from GAAP. The following provides a brief description of the principal accounting adjustments included in the restatement of the Company’s consolidated financial statements and the effect of the adjustments on the Company’s Consolidated Statements of Financial Condition as of September 30, 2004, its Consolidated Statements of Income for the quarter and nine-month period ended September 30, 2004 and its Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2004. All financial information for the quarter and nine-month period ended September 30, 2004 included in any subsequent notes is presented on a restated basis. A more detailed description of the accounting adjustments made in connection with the restatement, as well as a background discussion of the restatement, is included in Note 1 “—Restatement of Previously Issued Financial Statements — Summary of Accounting Adjustments by Category” to Doral Financial audited Consolidated Financial Statements, included in the Company’s amended 2004 Annual Report on Form 10-K.

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
The impact of these corrections on net income, basic and diluted earnings per share for the quarter and nine months ended September 30, 2004 is summarized as follows:

	Quarter Ended	Nine Month Period
	September 30,	Ended September 30,
	2004	2004
Net income, as previously reported	$120,628	$339,111
Pre-tax restatement adjustments:
Recharacterization of mortgage loan sale transactions as secured borrowings	(50,706)	(187,534)
Valuation of IOs	(38,603)	(74,261)
Accounting for servicing assets	(21,243)	(21,586)
Accounting for derivative instruments and investment securities	(6,082)	(16,812)
Provision for loan and lease losses	(5,058)	(7,310)
Other accounting adjustments	1,977	(7,419)

Total pre-tax restatement adjustments	(119,715)	(314,922)
Income tax impact of restatement adjustments	23,170	64,453

Total net restatement adjustments	$(96,545)	$(250,469)

Net income, as restated	$24,083	$88,642

Basic earnings per common share, as previously reported	$1.04	$2.91
Effect of adjustments	(0.90)	(2.34)

Basic earnings per common share, as restated	$0.14	$0.57

Diluted earnings per common share, as previously reported	$1.01	$2.83
Effect of adjustments	(0.87)	(2.26)

Diluted earnings per common share, as restated	$0.14	$0.57

The following tables summarize the impact of all restatement adjustments on previously reported net income, basic and diluted earnings per share for the quarter and nine months ended September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended September 30, 2004
	Previously		As
(Dollars in Thousands, except per share information)	Reported	Adjustments	Restated
Interest income:

Loans	$58,270	$50,024	$108,294
Mortgage-backed securities	27,667	766	28,433
Interest-only strips (“IOs”)	14,107	(10,795)	3,312
Investment securities	41,423	401	41,824
Other interest-earning assets	4,932	—	4,932

Total interest income	146,399	40,396	186,795

Interest Expense:
Deposits	20,211	—	20,211
Securities sold under agreements to repurchase	31,463	—	31,463
Advances from FHLB	12,611	—	12,611
Loans payable	1,500	21,207	22,707
Notes payable	10,760	(631)	10,129

Total interest expenses	76,545	20,576	97,121

Net interest income	69,854	19,820	89,674

Provision for loan and lease losses	325	5,019	5,344

Net interest income after provision for loan and lease losses	69,529	14,801	84,330

Non-interest income:
Net gain on mortgage loan sales and fees	165,480	(138,674)	26,806
Net loss on securities held for trading	(61,290)	20,264	(41,026)
Net gain on sale of investment securities	10,548	—	10,548
Servicing income (loss), net of amortization and impairment	5,928	(14,718)	(8,790)
Commissions, fees and other income	10,241	(919)	9,322

Total non-interest income	130,907	(134,047)	(3,140)

Non-interest expenses:
Compensation and benefits	23,630	(1,879)	21,751
Taxes, other than payroll and income taxes	2,389	—	2,389
Advertising	3,366	—	3,366
Professional services	3,053	—	3,053
Communication and information systems	3,610	—	3,610
Occupancy and other office expenses	7,105	102	7,207
Depreciation and amortization	4,345	—	4,345
Other	6,723	2,246	8,969

Total non-interest expenses	54,221	469	54,690

Income before income taxes	146,215	(119,715)	26,500

Income tax expense	(25,587)	23,170	(2,417)

Net Income	$120,628	$(96,545)	$24,083

Net income per common share:
Basic	$1.04	$(0.90)	$0.14

Diluted	$1.01	$(0.87)	$0.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF INCOME

	Nine Month Period Ended
	September 30, 2004
	Previously		As
(Dollars in Thousands, except per share information)	Reported	Adjustments	Restated

Interest income:
Loans	$175,149	$135,229	$310,378
Mortgage-backed securities	61,989	1,531	63,520
Interest-only strips (“IOs”)	40,897	(30,977)	9,920
Investment securities	119,240	1,334	120,574
Other interest-earning assets	13,160	—	13,160

Total interest income	410,435	107,117	517,552

Interest Expense:
Deposits	58,692	—	58,692
Securities sold under agreements to repurchase	79,547	—	79,547
Advances from FHLB	36,755	—	36,755
Loans payable	4,628	54,522	59,150
Notes payable	35,260	(2,085)	33,175

Total interest expenses	214,882	52,437	267,319

Net interest income	195,553	54,680	250,233

Provision for loan and lease losses	4,498	6,096	10,594

Net interest income after provision for loan and lease losses	191,055	48,584	239,639

Non-interest income:
Net gain on mortgage loan sales and fees	432,922	(364,232)	68,690
Net loss on securities held for trading	(103,856)	13,670	(90,186)
Net gain on sale of investment securities	9,209	1,405	10,614
Servicing income (loss), net of amortization and impairment	5,272	(7,251)	(1,979)
Commissions, fees and other income	28,702	(4,453)	24,249

Total non-interest income	372,249	(360,861)	11,388

Non-interest expenses:
Compensation and benefits	65,663	(1,063)	64,600
Taxes, other than payroll and income taxes	6,857	—	6,857
Advertising	10,669	—	10,669
Professional services	8,080	—	8,080
Communication and information systems	10,198	—	10,198
Occupancy and other office expenses	19,283	316	19,599
Depreciation and amortization	12,928	(346)	12,582
Other	17,025	3,738	20,763

Total non-interest expenses	150,703	2,645	153,348

Income before income taxes	412,601	(314,922)	97,679

Income tax expense	(73,490)	64,453	(9,037)

Net Income	$339,111	$(250,469)	$88,642

Net income per common share:
Basic	$2.91	$(2.32)	$0.59

Diluted	$2.83	$(2.26)	$0.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the impact of all restatement adjustments on the previously reported Consolidated Statement of Financial Condition as of September 30, 2004.
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30, 2004
	Previously		As
(Dollars in Thousands, except share information)	Reported	Adjustments	Restated
Assets
Cash and due from banks	$82,858	$—	$82,858

Money market investments	2,024,317	—	2,024,317

Investment securities:
Securities held for trading, at fair value	1,220,437	(723,410)	497,027
Securities available for sale, at fair value	4,445,982	—	4,445,982
Securities held to maturity, at amortized cost	2,492,435	(16,144)	2,476,291
Federal Home Loan Bank of NY (FHLB) stock, at cost	86,120	—	86,120

Total investment securities	8,244,974	(739,554)	7,505,420

Loans:
Mortgage loans held for sale, at lower of cost or market	1,638,683	2,563,053	4,201,736
Loans receivable, net of allowance for loan and lease losses	1,626,249	(6,193)	1,620,056

Total loans	3,264,932	2,556,860	5,821,792

Receivables and mortgage-servicing advances	99,668	(9,230)	90,438
Accounts receivable from investment sales	726,094	—	726,094
Accrued interest receivable	60,772	3,729	64,501
Servicing assets, net	191,713	(73,175)	118,538
Premises and equipment, net	145,661	—	145,661
Real estate held for sale, net	20,287	(537)	19,750
Deferred tax asset	—	96,969	96,969
Other assets	40,091	—	40,091

Total assets	$14,901,367	$1,835,062	$16,736,429

Liabilities
Deposits	3,420,813	$—	$3,420,813
Securities sold under agreements to repurchase	5,898,550	—	5,898,550
Advances from FHLB	1,294,500	—	1,294,500
Loans payable	177,204	2,540,385	2,717,589
Notes payable	1,106,367	(10,123)	1,096,244
Accounts payable from investment purchases	879,895	—	879,895
Accrued expenses and other liabilities	268,371	(31,963)	236,408

Total liabilities	13,045,700	2,498,299	15,543,999

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A,B and C)	228,250	—	228,250
Perpetual cumulative convertible preferred stock	345,000	—	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,908,412 shares issued and outstanding	107,908	—	107,908
Additional paid-in capital	159,212		159,212
Legal surplus	13,806	349	14,155
Retained earnings	1,073,334	(670,391)	402,943
Accumulated other comprehensive loss, net of income tax	(71,843)	6,805	(65,038)

Total stockholders’ equity	1,855,667	(663,237)	1,192,430

Total liabilities and stockholders’ equity	$14,901,367	$1,835,062	$16,736,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the impact of all restatement adjustments on the previously reported cash flows for the nine month period ended September 30, 2004.
RECONCILIATION OF PREVIOUSLY REPORTED TO RESTATED FIGURES
SUMMARY OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Period
	Ended September 30, 2004
	Previously		As
(Dollars in thousands)	Reported	Adjustments	Restated
Net cash used in operating activities	$(914,151)	$887,615	$(26,536)
Net cash used in investing activities	(1,198,631)	(1,622,175)	(2,820,806)
Net cash provided by financing activities	3,265,235	734,560	3,999,795
d.	At September 30, 2005, escrow funds and custodial accounts included approximately $134.8 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $60.0 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $35.0 million and $16.0 million, respectively, as of September 30, 2005.

e.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter Ended		Nine Month Period Ended
	September 30,		September 30,
		2004		2004
(Dollars in thousands, except per share amounts)	2005	(As Restated)	2005	(As Restated)
Net Income:

Net income	$40,929	$24,083	$57,371	$88,642

Convertible preferred stock dividend	(4,096)	(4,096)	(12,290)	(12,290)

Nonconvertible preferred stock dividend	(4,228)	(4,228)	(12,684)	(12,684)

Net income attributable to common shareholders	$32,605	$15,759	$32,397	$63,668

Weighted-Average Shares(1) (2):

Basic weighted-average number of common shares outstanding	107,930,236	107,908,216	107,925,959	107,907,339

Incremental shares issuable upon exercise of stock options	1,435,617	3,261,632	2,224,044	3,000,574

Diluted weighted-average number of common shares outstanding	109,365,853	111,169,848	110,150,003	110,907,913

Net Income per Common Share:

Basic	$0.30	$0.14	$0.30	$0.59

Diluted	$0.30	$0.14	$0.29	$0.57

(1)	For the quarter and nine month period ended September 30, 2005 and 2004, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	For the quarter and nine month period ended September 30, 2005, options to purchase 3,326,250 and 1,560,000 shares of common tock, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the quarter and nine month period ended September 30, 2004, all options to purchase shares of common stock outstanding, were included in the computation of diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
f.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended		Nine Month Period Ended
	September 30,		September 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Employee costs, gross	$34,544	$31,539	$104,412	$93,965
Deferred costs pursuant to SFAS 91	(10,905)	(9,788)	(31,505)	(29,365)

Employee cost, net	$23,639	$21,751	$72,907	$64,600

Other expenses, gross	$5,845	$10,828	$19,171	$25,644
Deferred costs pursuant to SFAS 91	(2,159)	(1,859)	(6,416)	(4,881)

Other expenses, net	$3,686	$8,969	$12,755	$20,763

As of September 30, 2005, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $29.8 million ($27.0 million as of December 31, 2004) and $15.7 million ($14.3 million as of December 31, 2004), respectively.

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

The results of the mortgage banking and risk management segment for the nine month period ended September 30, 2004 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation passed on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. Concurrently, the Company increased the investment activities of Doral International, another international banking entity and a wholly-owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment.

For the nine month period ended September 30, 2004, the operations of Doral Overseas contributed approximately $755,000 of the total net interest income, $804,000 of total non-interest income and $1.2 million of total net income of the mortgage banking and risk management segment.

The following tables present net interest income, non-interest income, net income and identifiable assets for each of the Company’s reportable segments for the periods presented, as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
(In thousands)	QUARTER ENDED SEPTEMBER 30, 2005
Net interest income	$20,077	44,001	488	—	590	$65,156
Non-interest income	$70,560	7,752	379	3,294	(1,577)	$80,408
Net income	$28,681	9,720	369	1,750	409	$40,929
Identifiable assets	$7,572,254	$11,768,867	$132,725	13,796	(288,200)	$19,199,442

	QUARTER ENDED SEPTEMBER 30, 2004
	(As Restated)

Net interest income	$34,122	52,398	821	1,432	901	$89,674
Non-interest (loss) income	$(36,372)	29,843	1,039	2,654	(304)	$(3,140)
Net (loss) income	$(28,764)	46,555	1,006	2,867	2,419	$24,083
Identifiable assets	$5,444,363	11,656,390	118,449	99,799	(582,572)	$16,736,429

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
Net interest income	$66,143	142,829	1,886	2,001	1,616	$214,475
Non-interest income	$59,655	47,048	2,458	8,905	(35,122)	$82,944
Net income	$1,534	76,986	2,213	6,676	(30,038)	$57,371
Identifiable assets	$7,572,254	11,768,867	132,725	13,796	(288,200)	$19,199,442

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
	(As Restated)

Net interest income	$103,158	131,821	2,659	3,966	8,629	$250,233
Non-interest (loss) income	$(92,657)	99,194	3,365	7,997	(6,511)	$11,388
Net (loss) income	$(55,175)	127,696	3,443	8,271	4,407	$88,642
Identifiable assets	$5,444,363	11,656,390	118,449	99,799	(582,572)	$16,736,429

* The intersegment eliminations in the above table, include direct intersegment loan origination costs amortized as yield adjustments (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the nine month period ended September 30, 2005, the intersegment elimination for non-interest income also includes dividends paid by Doral Securities and Doral Agency to the parent company. During the nine month period ended September 30, 2004, the intersegment eliminations for net income also include realized losses recognized by the mortgage banking segment on sale of investment securities to the banking segment. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)	QUARTER ENDED SEPTEMBER 30, 2005
Net interest income	$60,003	5,116	37	$65,156
Non-interest income	$80,038	713	(343)	$80,408
Net income	$40,110	1,043	(224)	$40,929
Identifiable assets	$18,588,066	696,417	(85,041)	$19,199,442

	QUARTER ENDED SEPTEMBER 30, 2004
	(As Restated)

Net interest income	$85,650	3,982	42	$89,674
Non-interest (loss) income	$(3,399)	326	(67)	$(3,140)
Net income	$23,476	572	35	$24,083
Identifiable assets	$16,277,055	556,316	(96,942)	$16,736,429

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
Net interest income	$200,419	13,930	126	$214,745
Non-interest income	$81,346	2,900	(1,302)	$82,944
Net income	$55,257	3,062	(948)	$57,371
Identifiable assets	$18,588,066	696,417	(85,041)	$19,199,442

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
	(As Restated)

Net interest income	$240,249	9,873	111	$250,233
Non-interest income	$9,819	1,723	(154)	$11,388
Net income	$87,154	1,339	149	$88,642
Identifiable assets	$16,277,055	556,316	(96,942)	$16,736,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The breakdown of non-interest income from the mortgage banking and banking segments, for the periods presented, follows:

	Mortgage
	Banking
	and Risk Management	Banking
	QUARTER ENDED
(In thousands)	SEPTEMBER 30, 2005
Net gain on mortgage loan sales and fees	$14,296	$4,547
Investment activities	29,681	(3,612)
Servicing income	26,065	2
Commissions, fees and other income	518	6,815

Total non-interest income	$70,560	$7,752

	QUARTER ENDED
	SEPTEMBER 30, 2004
	(As Restated)
Net (loss) gain on mortgage loan sales and fees	$(16,803)	$42,869
Investment activities	(11,496)	(18,369)
Servicing (loss) income	(9,577)	229
Commissions, fees and other income	1,504	5,114

Total non-interest (loss) income	$(36,372)	$29,843

	Mortgage
	Banking
	and Risk Management	Banking
	NINE MONTH PERIOD
(In thousands)	ENDED SEPTEMBER 30, 2005
Net gain on mortgage loan sales and fees	$6,400	$34,478
Investment activities	2,183	(3,891)
Servicing income	17,461	6
Commissions, fees and other income	33,611	16,455

Total non-interest income	$59,655	$47,048

	NINE MONTH PERIOD
	ENDED SEPTEMBER 30, 2004
	(As Restated)
Net (loss) gain on mortgage loan sales and fees	$(37,254)	$109,795
Investment activities	(54,306)	(23,780)
Servicing (loss) income	(4,011)	218
Commissions, fees and other income	2,914	12,961

Total non-interest (loss) income	$(92,657)	$99,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
g.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of September 30, 2005 and December 31, 2004.
SECURITIES HELD FOR TRADING

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2005	2004
Mortgage-backed securities:
GNMA exempt	$224,881	$266,380
GNMA taxable	37,751	50,974
CMO certificates	1,701	2,513
FHLMC and FNMA	41,447	17,720
Variable interest-only strips	86,576	125,216
Fixed interest-only strips	1,675	2,145
FHLB Notes	11,251	5,025
Puerto Rico government and agency securities	5,582	5,444
Derivatives(1)	39,399	13,630
Other	23	23

Total	$450,286	$489,070

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps, interest rate caps and collars, futures, forwards and options. Doral Financial’s general policy is to account for derivatives on a marked-to market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $16.1 billion as of September 30, 2005 and $72.3 billion as of December 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2005 and December 31, 2004.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability (“fair value” hedge). Some hedging activities related to certain available for sale securities were accounted for as a fair value hedge, beginning on the second quarter of 2004. In a qualifying fair value hedge, both the changes in fair value of the hedged item (in this case available-for-sale securities) and changes in fair value of the derivative are included in net gain (loss) on securities held for trading in the Consolidated Statements of Income. As a result, any ineffectiveness of the derivative in hedging the fair value of the hedged item is reflected immediately in earnings. Derivatives hedging the fair value of certain available-for-sale securities expired during the third quarter of 2004 and the Company decided to discontinue the fair value hedge for such securities. As a result of this decision, the favorable cumulative mark-to-market valuation from the inception date of the fair value hedge to its discontinuation date of approximately $27.2 million ($24.3 million as of September 30, 2005) is being amortized as a yield adjustment over the remaining term of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$3,028,650	$80	$44,636	$2,984,094	5.13%

FHLMC and FNMA
Due over ten years	1,064,455	943	12,615	1,052,783	5.08%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,958	—	329	111,629	5.50%

US TREASURY
Due within a year	199,893	—	2,294	197,599	1.58%
Due from one to five years	100,379	—	2,926	97,453	1.97%
Due from five to ten years	1,779,352	—	67,066	1,712,286	3.81%

	$6,284,687	$1,023	$129,866	$6,155,844	4.60%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2004
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,946,222	$985	$11,297	$2,935,910	5.62%

FHLMC and FNMA
Due over ten years	398,662	98	9,403	389,357	5.18%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,951	2,255	—	114,206	5.51%

US TREASURY
Due from one to five years	500,147	—	8,561	491,586	1.66%
Due from five to ten years	863,239	—	27,946	835,293	3.71%
Due over ten years	219,863	—	3,707	216,156	4.71%

	$5,040,084	$3,338	$60,914	$4,982,508	4.83%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of September 30, 2005 and December 31, 2004.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
SECURITIES HELD TO MATURITY
AS OF SEPTEMBER 30, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$550	$17	$—	$567	5.82%
Due from five to ten years	380	14	—	394	6.59%
Due over ten years	4,410	239	—	4,649	6.74%

FHLMC and FNMA
Due over ten years	358,389	7,625	533	365,481	5.18%

CMO CERTIFICATES
Due over ten years	10,629	122	242	10,509	5.79%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	200,890	—	2,369	198,521	3.53%
Due from five to ten years	50,000	125	—	50,125	4.13%
Due over ten years	273,594	—	10,806	262,788	5.10%

FHLB ZERO COUPON
Due over ten years	118,590	—	108	118,482	6.50%

FHLMC ZERO COUPON
Due over ten years	250,918	297	2,205	249,010	5.86%

FHLMC and FNMA NOTES
Due over ten years	149,988	—	1,630	148,358	5.63%

P.R. HOUSING AUTHORITY
Due from one to five years	5,000	112	—	5,112	6.00%
Due over ten years	2,235	17	—	2,252	6.20%

U.S. TREASURY
Due from five to ten years	201,402	—	9,621	191,781	3.52%
Due over ten years	474,356	3,474	21,001	456,829	4.35%

OTHER
Due within a year	25	—	—	25	6.20%
Due from one to five years	8,105	43	169	7,979	4.37%
Due from five to ten years	190	5	—	195	6.75%
Due over ten years	7,000	526	—	7,526	5.93%

	$2,116,651	$12,616	$48,684	$2,080,583	4.84%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2004
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD

MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$493	$25	$—	$518	6.50%
Due from five to ten years	618	33	—	651	7.00%
Due over ten years	5,754	336	—	6,090	7.00%

FHLMC and FNMA
Due over ten years	420,670	14,339	—	435,009	5.22%

CMO CERTIFICATES
Due from one to five years	614	—	3	611	6.10%
Due over ten years	25,264	11	440	24,835	6.58%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	100,000	—	941	99,059	2.89%
Due from five to ten years	50,000	250	—	50,250	4.13%
Due over ten years	398,587	1,102	5,040	394,649	5.38%

FHLB ZERO COUPON
Due over ten years	167,361	—	5,942	161,419	6.51%

FHLMC ZERO COUPON
Due over ten years	282,947	—	7,971	274,976	5.90%

FHLMC and FNMA NOTES
Due over ten years	149,988	46	1,285	148,749	5.63%

P.R. HOUSING AUTHORITY
Due from one to five years	5,000	50	—	5,050	6.00%
Due over ten years	2,235	28	—	2,263	6.20%

U.S. TREASURY
Due from five to ten years	201,521	—	7,802	193,719	3.52%
Due over ten years	475,323	1,008	35,871	440,460	4.33%

OTHER
Due from one to five years	7,950	17	—	7,967	4.32%
Due from five to ten years	370	8	—	378	6.75%
Due over ten years	7,000	40	—	7,040	5.93%

	$2,301,695	$17,293	$65,295	$2,253,693	5.02%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
i.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2004.
SECURITIES
AVAILABLE FOR SALE
(As of September 30, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$2,610,201	$36,999	$371,530	$7,637	$2,981,731	$44,636
FHLMC and FNMA	577,487	5,769	194,371	6,846	771,858	12,615

Debt Securities
FHLB Notes	111,629	329	—	—	111,629	329
U.S. Treasury	1,130,489	36,254	876,849	36,032	2,007,338	72,286

	$4,429,806	$79,351	$1,442,750	$50,515	$5,872,556	$129,866

SECURITIES AVAILABLE FOR SALE (As of December 31, 2004)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$2,262,950	$8,869	$158,223	$2,428	$2,421,173	$11,297
FHLMC and FNMA	35,340	201	345,679	9,202	381,019	9,403

Debt Securities
U.S. Treasury	1,300,887	24,419	242,148	15,795	1,543,035	40,214

	$3,599,177	$33,489	$746,050	$27,425	$4,345,227	$60,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES
HELD TO MATURITY
(As of September 30, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$42,817	$533	$—	$—	$42,817	$533
CMO Certificates	534	46	7,463	196	7,997	242

Debt Securities
FHLB Notes	149,295	1,594	312,014	11,581	461,309	13,175
FHLB Zero Coupon	118,482	108	—	—	118,482	108
FHLMC Zero Coupon	—	—	175,353	2,205	175,353	2,205
FHLMC and FNMA Notes	98,733	1,255	49,625	375	148,358	1,630
U.S. Treasury	329,372	17,268	254,519	13,354	583,891	30,622
Other	3,731	169	—	—	3,731	169

	$742,964	$20,973	$798,974	$27,711	$1,541,938	$48,684

SECURITIES HELD TO MATURITY (As of December 31, 2004)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
CMO Certificates	$7,069	$167	$9,161	$276	$16,230	$443

Debt Securities
FHLB Notes	367,606	5,981	—	—	367,606	5,981
FHLB Zero Coupon	53,725	658	107,694	5,284	161,419	5,942
FHLMC Zero Coupon	242,758	3,779	32,218	4,192	274,976	7,971
FHLMC and FNMA Notes	98,715	1,285	—	—	98,715	1,285
U.S. Treasury	—	—	571,992	43,673	571,992	43,673

	$769,873	$11,870	$721,065	$53,425	$1,490,938	$65,295

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
j.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE
(In thousands)	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Conventional single family residential loans	$4,541,723	$4,226,712
FHA/VA loans	169,901	171,882
Mortgage loans on residential multifamily	28,148	42,824
Construction and commercial real estate loans	560,614	481,089

	$5,300,386	$4,922,507

At September 30, 2005 and December 31, 2004, loans held for sale for which the creditor has the right to repledge the collateral amounted to $3.7 billion and $3.3 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.

Also, at September 30, 2005 and December 31, 2004, the mortgage loans held for sale portfolio includes $59.0 million and $71.2 million, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
k.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET
(Dollars in thousands)	SEPTEMBER 30, 2005		DECEMBER 31, 2004
	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$754,949	34%	$629,913	35%
Residential mortgage loans(2)	281,306	12%	409,005	23%
Commercial — secured by real estate	895,554	40%	568,842	32%
Consumer — secured by real estate	—	0%	320	0%
Consumer — other:
Personal loans	33,208	1%	28,865	2%
Auto loans	922	0%	1,175	0%
Credit cards	18,434	1%	13,401	1%
Overdrawn checking accounts	428	0%	524	0%
Revolving lines of credit	30,458	1%	26,614	1%
Lease financing receivables	40,126	2%	7,488	0%
Commercial non-real estate	132,240	6%	36,848	2%
Loans on savings deposits	14,152	1%	9,354	1%
Land secured	49,623	2%	51,853	3%

Loans receivable, gross	2,251,400	100%	1,784,202	100%

Less:
Unearned interest and deferred loan fees, net	(22,198)		(15,622)
Allowance for loan and lease losses	(30,858)		(20,881)

	(53,056)		(36,503)

Loans receivable, net	$2,198,344		$1,747,699

(1)	Includes $584.2 million and $556.0 million of construction loans for residential housing projects as of September 30, 2005 and December 31, 2004, respectively. Also includes $170.7 million and $73.9 million of construction loans for commercial, condominiums and multifamily projects as of September 30, 2005 and December 31, 2004, respectively.

(2)	The reduction in residential mortgage loans from December 31, 2004 to September 30, 2005, reflects the impact of the intercompany sale during the first quarter of 2005 of approximately $330.0 million in mortgage loans previously classified as loans receivable by Doral Bank PR to the holding company. These loans are now classified as held for sale and as pledged to a local financial institution to secure a borrowing. A significant portion of the loans pledged were originated by Doral Bank PR and previously classified as loans receivable.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
ALLOWANCE FOR LOAN AND LEASE LOSSES		2004		2004
(DOLLARS IN THOUSANDS)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$22,672	$18,319	$20,881	$14,919
Provision for loan and lease losses	9,370	5,344	17,075	10,594
Charge-offs	(1,293)	(1,207)	(7,437)	(3,138)
Recoveries	133	108	415	258
Other	(24)	(300)	(76)	(369)

Balance at end of period	$30,858	$22,264	$30,858	$22,264

l.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2005, the outstanding principal balance of the bonds was $50.7 million with fixed interest rates, ranging from 6.20% to 6.90%, and maturities ranging from December 2005 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

m.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:
MORTGAGE SERVICING ASSETS ACTIVITY

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$142,955	$135,137	$136,024	$133,237
Capitalization of servicing assets	15,093	5,188	32,936	18,703
Rights purchased	1,184	885	3,404	3,614
Amortization	(6,865)	(7,651)	(19,997)	(21,995)

Balance before valuation allowance at end of period	152,367	133,559	152,367	133,559

Valuation allowance for temporary impairment	(9,462)	(15,021)	(9,462)	(15,021)

Balance at end of period	$142,905	$118,538	$142,905	$118,538

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

Changes in the impairment allowance for servicing assets were as follows:

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$29,820	$3,500	$12,438	$4,317
Temporary impairment charges	—	11,550	21,894	29,486
Recoveries	(20,358)	(29)	(24,870)	(18,782)

Balance at end of period	$9,462	$15,021	$9,462	$15,021

At September 30, 2005, and based on recent prepayment experience, the expected weighted average remaining life of the Company’s servicing assets was 5.4 years. Any projection of the expected weighted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.
INTEREST-ONLY STRIPS ACTIVITY
(In thousands)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Balance at beginning of period	$125,667	$119,730	$127,361	$128,566
Capitalization of IOs from loan sales	—	20,919	10,981	44,992
Amortization	(12,153)	(13,038)	(40,405)	(37,086)
(Losses) gains on the IO value	(25,263)	14,323	(9,686)	5,462

Balance at end of period	$88,251	$141,934	$88,251	$141,934

At September 30, 2005, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates. The weighted-averages of the key economic assumptions used in the external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2005, were as follows:

	Servicing	Interest-only
(Dollars in thousands)	Assets	strips
Carrying amount of retained interest	$142,905	$88,251
Weighted-average expected life (in years)	5.4	5.1

Constant prepayment rate (weighted-average annual rate)	14.57%	15.18%
Decrease in fair value due to 10% adverse change	$(5,444)	$(4,194)
Decrease in fair value due to 20% adverse change	$(10,388)	$(8,000)

Residual cash flow discount rate (weighted-average annual rate)	9.90%	10.47%
Decrease in fair value due to 10% adverse change	$(5,059)	$(2,314)
Decrease in fair value due to 20% adverse change	$(9,802)	$(4,424)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

(Dollars in thousands)	Constant	Weighted-average	Change in Fair
Change in yield curve (basis points)	prepayment rate	expected life	Value of IOs	% Change
+200	11.70%	6.2	$(119,465)	(135.4)%
+100	12.54%	5.9	(59,419)	(67.3)%
+50	13.44%	5.6	(29,063)	(32.9)%
Base	15.18%	5.1	0	0.0%
-50	17.94%	4.5	25,476	28.9%
-100	22.08%	3.7	43,885	49.7%
-200	25.86%	3.3	83,550	94.7%
n.	At September 30, 2005 and December 31, 2004, money market investments included $517.9 million and $806.8 million, respectively, of pledged money market investments. Such money market investments secured short-term borrowings generally due within 90 days. At December 31, 2004, the carrying value of securities purchased under resell agreements included in money market investments was $49.2 million. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions.

o.	The Company expenses the fair value of stock options granted to employees using the “modified prospective” method. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The before-tax expense associated with expensing stock options for the third quarter and first nine months of 2005 and 2004 was $2.4 million and $7.3 million, respectively, for both years.

p.	The following table summarizes deposit balances:

(In thousands)	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Certificates of deposit	$2,514,350	$1,983,271
Regular savings	473,037	474,271
NOW accounts	650,656	726,178
Non interest-bearing deposits	467,282	459,360

	$4,105,325	$3,643,080

q.	The Company routinely enters into financing agreements to sell securities under agreements to repurchase. The Company retains control over such securities according to the provisions of SFAS 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase amounted to $7.6 billion and $6.3 billion as of September 30, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
r.	Advances from the FHLB consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2005	2004
Non-callable advances with maturities ranging from December 2005 to March 2010 (from July 2005 to March 2008, at December 31, 2004), at various fixed rates averaging 3.45% and 3.12% at September 30, 2005 and December 31, 2004, respectively	$267,000	$222,000

Non-callable advances due on January 29, 2005, tied to 3-month LIBOR adjustable quarterly, 2.83% at December 31, 2004	—	100,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (3.76% and 2.41% at September 30, 2005 and December 31, 2004, respectively)	100,000	100,000

Callable advances with maturities ranging from November 2005 to November 2012 (2004 – August 2005 to November 2012), at various fixed rates averaging 4.12% and 4.50% at September 30, 2005 and December 31, 2005, respectively, callable at various dates beginning on October 2, 2005	712,500	872,500

	$1,079,500	$1,294,500

At September 30, 2005, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.1 billion to secure the above advances from the FHLB. According to contractual agreements, such investments can be repledged by the counterparty.

s.	At September 30, 2005 and December 31, 2004, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and also include warehousing lines of credit and gestation or presale facilities. Advances under these facilities are also secured by mortgage loans.

Outstanding loans payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2005	2004
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 5.15% and 3.60% at September 30, 2005 and December 31, 2004, respectively	$3,638,806	$3,258,459

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.68% and 7.41% at September 30, 2005 and December 31, 2004, respectively	41,129	57,566

Secured borrowings with a local financial institution, collateralized by IOs at a fixed interest rate of 7.75%	42,176	42,922

Loans payable resulting from the use of warehousing lines of credit and gestation or presale facilities due in 2005, at various variable rates averaging 3.00% and 3.17% at September 30, 2005 and December 31, 2004, respectively, and other financing arrangements	40,636	279,560

	$3,762,747	$3,638,507

At September 30, 2005 and December 31, 2004, loans held for sale amounting to $3.7 billion and $3.3 billion, respectively, were pledged to secured financing agreements with local financial institutions, such loans can be repledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
t.	Notes payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2005	2004
$625 million floating rate senior notes tied to 3-month LIBOR (4.45% and 2.91% at September 30, 2005 and December 31, 2004, respectively), due on July 20, 2007, paying interest quarterly	$625,390	$625,330

$115 million floating rate senior notes tied to 3-month LIBOR (4.40% and 3.07% at September 30, 2005 and December 31, 2004, respectively), due on December 7, 2005, paying interest quarterly	115,000	115,000

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,256	98,372

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	75,000	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,558	29,560

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,313	39,339

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,448	29,476

Senior term notes at fixed rates ranging from 8.50% to 8.55% (2004 – 8.45% to 8.55%) with maturities ranging from August 2006 to August 2007 (2004 – August 2005 to August 2007), paying interest semiannually on February 28 and August 31	16,000	24,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.20% to 6.90%, with maturities ranging from December 2005 to December 2029, paying interest monthly	50,715	51,065

Notes payable to bank, collateralized by CMO certificates at variable interest rates tied to 1-month LIBOR (3.96% at December 31, 2004), due on June 30, 2005, paying interest monthly	—	6,089

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,290	2,191

Notes payable at fixed rates, 7.00% at December 31, 2004, with maturities ranging from February to March 2005, paying interest monthly	—	555

	$1,080,970	$1,095,977

u.	Income Taxes

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

For the third quarter and first nine months of 2005, Doral Financial recognized a tax expense of $25.0 million and $30.7 million, respectively, compared to a tax expense of $2.4 million and $9.0 million for the corresponding periods in 2004. The increase in the tax provision for 2005 reflected increased pre-tax income from Doral Financial’s non-tax exempt activities, including gain on hedging activities and income from insurance agency activities coupled with a change in the statutory income tax rate under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”) from 39% to 41.5%, adjusted retroactively to January 1, 2005. The change in the PR Code resulted in an increase of $2.0 million during the quarter.

The increase in income tax provision for the third quarter and first nine months of 2005 was primarily due to higher pre-tax income from Doral Financial’s non-tax exempt activities, including gain (loss) on hedging activities, coupled with net operating losses in certain subsidiaries that under the PR Code could not be used to offset gains in other subsidiaries, offset in part by higher income from Doral Financial’s international banking entity subsidiary.

For the third quarter and first nine months of 2005, net gain (loss) from trading activities amounted to an income of $28.1 million and a loss of $8.3 million, respectively, compared to a loss of $41.0 million and $90.2 million for the corresponding periods in 2004. During the first nine months of 2005, pre-tax income from Doral Financial’s international banking entity subsidiary amounted to $69.9 million or 79% of total consolidated pre-tax income, compared to $53.4 million or 55% for the same period in 2004.

Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.

Doral Financial enjoys tax-exemption on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.

On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gains tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gains tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004 and second quarter of 2005, the Company completed two separate agreements with the local taxing authorities to accelerate the recognition for tax purposes of long-term capital gains of $536.6 million and $39.9 million, respectively, related to IOs created in previous transactions. The value of the IOs at the time of the agreement, after making all relevant adjustments pursuant to the restatement, approximates $49.1 and $15.6 million, respectively. Refer to Note 1 “—Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements accompanying the Company’s amended 2004 Annual Report on Form 10-K for additional information. The transaction executed during the second quarter of 2005 resulted in the recognition of an income tax benefit of approximately $2.6 million, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%.

As a result of the correction in the methodology used to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfers as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $199.6 million (before any valuation allowance). This benefit is attributable to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

As a result of the increase in deferred tax assets attributable to the restatement, the Company has evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and as a result, established a valuation allowance. At September 30, 2005, the deferred tax asset, net of its valuation allowance of $56.2 million, amounted to approximately $131.0 million.

v.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of September 30, 2005, the Company had outstanding $7.2 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

Certain of the Company’s loan sale activities involve mortgage loans subject to recourse arrangements that generally obligate Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (from four to seven years) or to a percentage of the loans sold (from 10% to 15%). As of September 30, 2005, the outstanding principal balance of loans sold subject to full or partial recourse was $2.4 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.7 billion. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $17.5 million, as of September 30, 2005, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

w.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At September 30, 2005, commitments to extend credit amounted to approximately $574.1 million and commitments to sell mortgage-backed securities and loans amounted to approximately $1.9 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers. Out of the $1.9 billion existing as of September 30, 2005, $1.6 billion relate to commitments to sell mortgage loans that would give rise to IOs, which were terminated during the fourth quarter of 2005.

As of September 30, 2005, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Share-Based Payments. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123, as originally issued. This statement is effective for fiscal years that begin after June 15, 2005. Management does not expect that the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     On February 27, 2006, Doral Financial filed its amended 2004 Annual Report on Form 10-K, which included a restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002 and unaudited selected quarterly financial data for each of the four quarters of 2004, 2003 and 2002. This Quarterly Report on Form 10-Q includes financial information for the quarter and nine month period ended September 30, 2004, as restated. The restatement reflects adjustments necessary to correct accounting errors relating to the following:
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
     The filing of this Quarterly Report on Form 10-Q was delayed because of the time required to complete the restatement. For more information on the restatement, please refer to Item 8, Financial Statements and Supplementary Data, Note 1 “—Restatement of Previously Issued Financial Statements” in the Company’s amended 2004 Annual Report on Form 10-K. For more information on the impact of the restatement on the Company’s financial statements for the quarter and nine month period ended September 30, 2004, refer to Note “c” to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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
     The Company is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004 and has taken significant actions to address these material weaknesses, as set forth under “—Remediation of Material Weaknesses,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K.
SUBSEQUENT EVENTS
     For a description of certain significant events occurring during the restatement process, please refer to “—Subsequent Events” and “—Certain Factors That May Affect Future Results — Risks Relating to the Restatement Process” under Item 1, Business, in Doral Financial’s amended 2004 Annual Report on Form 10-K.
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

OVERVIEW OF RESULTS OF OPERATIONS
     The Company’s financial results for the quarter ended September 30, 2005 were impacted by the following events:
•	The effect on the Company's business of the need to restate its financial statements in order to correct the methodology used to calculate the fair value of Doral Financial’s portfolio of floating rate IOs.

•	Reduced volume of mortgage loan sales, as a result of the Company’s inability to use its traditional sales channels in Puerto Rico for non-conforming loans because of the uncertainty of the accounting treatment for sale transactions surrounding the restatement.

•	The impact of a flattening of the yield curve on the Company’s net interest margin and the value of its trading and hedging instruments.
     The highlights of the Company’s financial results for the quarter ended September 30, 2005 included the following:
•	Net income for the third quarter of 2005 increased by 70% when compared to the same period in 2004, from $24.1 million to $40.9 million, and increased by 114% on a diluted earnings per share basis from $0.14 to $0.30.

•	Results for the third quarter of 2005 were primarily affected by an increase in non-interest income driven by higher trading profits and servicing income, which was partially offset by higher non-interest expenses.

•	Net interest income for the quarter ended September 30, 2005 was $65.2 million, compared to $89.7 million for the same period in 2004. The decrease in net interest income reflects a significant decrease in interest rate margin offset in part by a significant growth in average interest-earning assets, principally loans and mortgage-backed securities (see Tables A, B, C and D below for information regarding the Company’s net interest income). The reduction in net interest margin resulted from the flattening of the yield curve; on average, the Company’s liabilities, principally wholesale funding and loans payable, re-priced at higher rates while the Company’s assets re-priced at lower rates.

•	The provision for loan and lease losses increased significantly for the third quarter of 2005 to $9.4 million, from $5.3 million in the same period in 2004. The increase in the provision reflects an increase in non-performing loans and growth in the non-residential portfolio.

•	Non-interest income for the third quarter of 2005 was $80.4 million, compared to a loss of $3.1 million for the same period in 2004. The increase in non-interest income was primarily driven by higher gains on securities held for trading and higher servicing income offset in part by lower gain on sales of mortgage loans and investment securities. Gains on trading activities for the third quarter of 2005 were principally due to realized and unrealized gains with respect to derivative instruments undertaken for risk management purposes, which were in turn mainly attributable to an increase in long-term interest and swap rates during the third quarter of 2005.

•	Non-interest expenses for the third quarter of 2005 were $70.3 million compared to $54.7 million for the same period in 2004. The increase in non-interest expenses was driven by increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased lending activities and servicing. The increase in professional services is related primarily to expenses associated with the restatement of the Company’s prior period financial statements.

•	In August 2005, the Government of Puerto Rico approved a temporary, two-year additional tax of 2.5% for corporations, which increased the marginal tax rate from 39% to 41.5%. The third quarter of 2005 includes the cumulative effect of the change in marginal tax rate for the first three quarters of 2005.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of September 30, 2005. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
     The Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s amended 2004 Annual Report on Form 10-K.
RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (As Restated)
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
NET INCOME
     Doral Financial’s net income for the quarter ended September 30, 2005 was $40.9 million, compared to a net income of $24.1 million for the comparable 2004 period. For the first nine months of 2005 and 2004, the Company’s net income amounted to $57.4 million and $88.6 million, respectively. For the first nine months of 2005, Doral Financial results of operations were principally impacted by a decrease in net interest income, a decrease on gain on sales of mortgage loans, an increase in the value of securities held for trading, an increase in net servicing income and an increase in non-interest expense. First, the reduction in net income reflects the sensitivity of Doral Financial’s earnings to changes in interest rates as assets and liabilities re-price at different levels and frequency. Second, the Company experienced lower gains on sales of mortgage loans as a result of its inability to use its traditional sales channels for non-conforming loans because of the uncertainty surrounding the restatement. Third, Doral Financial’s results were significantly impacted by unrealized gains experienced with respect to derivative instruments undertaken for risk management purposes. Net gain (loss) on securities held for trading for the third quarter and first nine months of 2005 included net gains of $50.3 million and net losses of $7.2 million, respectively, with respect to derivative instruments, compared to losses of $56.1 million and $119.3 million, respectively, for the comparable 2004 periods. Fourth, Doral Financial’s results of operations were also significantly impacted by increases in the net servicing income due to lower impairment charges resulting from an increase in the estimated fair value of Doral Financial’s MSRs, driven by a decrease in forecasted mortgage prepayment rates.

     Consolidated results include the operations of Doral Bank PR and Doral Bank NY, Doral Financial’s banking units, which contributed $77.0 million, before intersegment eliminations, to Doral Financial’s consolidated net income for the nine months ended September 30, 2005, compared to $127.7 million for the corresponding 2004 period. Refer to note “g” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations. The contribution of the banking units includes the investment activities of Doral International, Doral Bank PR’s wholly owned international banking subsidiary. Interest income and capital gains derived from U.S. securities are generally tax-exempt to Doral International under Puerto Rico law. Doral Securities, Doral Financial’s institutional securities unit, contributed approximately $2.2 million to consolidated net income for the nine months ended September 30, 2005, compared to $3.4 million for the corresponding 2004 period. Doral Agency, Doral Financial’s insurance agency subsidiary, contributed $6.7 million to consolidated net income for the nine months ended September 30, 2005, compared to $8.3 million for the corresponding 2004 period. Diluted earnings per common share for the third quarter of 2005 were $0.30, an increase of 114% over the $0.14 per diluted share recorded for the same period in 2004. Diluted earnings per share for the first nine months of 2005 were $0.29, a decrease of 49% compared to $0.57 per diluted share for the comparable 2004 period.
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
     Net interest income for the third quarter of 2005 and 2004 was $65.2 million and $89.7 million, respectively, a decrease of 27%. For the first nine months of 2005 and 2004, net interest income amounted to $214.5 million and $250.2 million, respectively. The decrease in net interest income for the third quarter and first nine months of 2005, compared to the corresponding 2004 periods, was due to a significant reduction on the Company’s net interest margin offset in part by significant increases in Doral Financial’s average balance of interest-earning assets. Doral Financial’s net interest spread and margin for the third quarter of 2005 were 1.22% and 1.36%, respectively, compared to 2.46% and 2.63%, respectively, for the third quarter of 2004. Net interest spread and margin for the first nine months of 2005 were 1.44% and 1.59%, respectively, compared to 2.44% and 2.65%, respectively, for the corresponding 2004 periods. The decrease in net interest rate spread and margin during the third quarter of 2005 was due primarily to the upward trend of short-term interest rates and the flattening of the yield curve. The average rate paid by Doral Financial on its interest-bearing liabilities increased by 93 basis points and 71 basis points during the third quarter and first nine months of 2005, respectively, while the average yield earned on its interest-earning assets decreased by 31 basis points and 29 basis points during the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004. The decrease in the yield of the Company’s interest-earning assets, mostly relates to lower yields on newly originated loans during the period, together with a continued increase in short-term interest rates.
     Average interest-earning assets grew by 40% from the third quarter of 2004 to the third quarter of 2005 and by 43% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase in average interest-earning assets, particularly in its loans portfolio and its mortgage-backed securities, was driven by a strong level of loan originations and the Company’s strategy to increase its interest income by investing in mortgage-backed securities. The increase in the average balance of mortgage-backed securities reflect the Company’s strategy to continue to maximize tax-exempt interest income by holding a significant amount in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary. Under Puerto Rico law, the interest earned on such U.S. mortgage-backed securities is tax exempt for Doral Financial’s international banking entity subsidiary. In addition, this interest is not subject to U.S. income taxation because such entity is considered a foreign corporation for U.S. income tax purposes, and is entitled to the portfolio interest deduction with respect to interest earned on those securities. Also, the Company holds a significant amount of tax-exempt Puerto Rico GNMA securities. The increase in the volume of earning assets was funded through a combination of deposits, and increased secured borrowings (including securities sold under repurchase agreements).
     Subsequent to September 30, 2004, the Company increased its volume of secured borrowings with local financial institutions, which are generally tied to 3-month LIBOR. In addition, late in the second quarter of 2004 and the early part of the third quarter of 2004 the Company issued an aggregate of $740.0 million floating rate senior notes with interest tied to 3-month LIBOR, and with maturities ranging from December 2005 to July 2007. As short-term interest rates increased during 2005, the Company experienced a decrease on its interest rate spread and margin, compared to the third quarter of 2004.
     The Company’s banking subsidiaries contributed $44.0 million, before intersegment eliminations, to the consolidated net interest income for the third quarter of 2005, compared to $52.4 million for the third quarter of 2004. During the first nine months of 2005, the Company’s banking subsidiaries contributed approximately $142.8 million, before intersegment eliminations, to the consolidated net interest income, compared to $131.8 million for the first nine months of 2004. Refer to note “g” of the accompanying Consolidated Financial Statements for additional information regarding the composition of intersegment eliminations.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED SEPTEMBER 30,
				2004
	2005			(As Restated)
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)	$7,394,426	$125,412	6.73%	$5,661,651	$108,294	7.59%
Mortgage-backed securities	4,846,714	56,741	4.64%	2,334,382	28,433	4.83%
Interest-only strips	106,062	2,799	10.47%	129,714	3,312	10.13%
Investment securities	4,183,459	41,324	3.92%	4,012,448	41,824	4.14%
Other interest-earning assets	2,479,859	20,847	3.34%	1,412,446	4,932	1.39%

Total interest-earning assets/interest income	19,010,520	$247,123	5.16%	13,550,641	$186,795	5.47%

Total non-interest-earning assets	851,012			691,978

Total assets	$19,861,532			$14,242,619

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,066,558	$29,326	2.86%	$3,235,541	$20,211	2.48%
Repurchase agreements	7,905,510	73,957	3.71%	4,997,754	31,463	2.50%
Advances from the FHLB	1,185,152	12,397	4.15%	1,242,380	12,611	4.03%
Loans payable	4,071,922	51,051	4.97%	2,507,231	22,707	3.59%
Notes payable	1,086,094	15,236	5.57%	823,610	10,129	4.88%

Total interest-bearing liabilities/interest expense	18,315,236	$181,967	3.94%	12,806,516	$97,121	3.01%

Total non-interest-bearing liabilities	282,459			282,484

Total liabilities	18,597,695			13,089,000
Stockholders’ equity	1,263,837			1,153,619

Total liabilities and stockholders’ equity	$19,861,532			$14,242,619

Net interest-earning assets	$695,284			$744,125
Net interest income on a non-taxable equivalent basis		$65,156			$89,674

Interest rate spread(2)			1.22%			2.46%
Interest rate margin(3)			1.36%			2.63%
Net interest-earning assets ratio			103.80%			105.81%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(3)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
				2004
	2005			(As Restated)
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$7,071,753	$360,054	6.81%	$5,437,288	$310,378	7.62%
Mortgage-backed securities	4,716,362	169,615	4.81%	1,715,326	63,520	4.95%
Interest-only strips	111,610	8,640	10.35%	132,508	9,920	10.00%
Investment securities	3,578,767	106,092	3.96%	3,810,229	120,574	4.23%
Other interest-earning assets	2,553,803	54,646	2.86%	1,531,814	13,160	1.15%

Total interest-earning assets/interest income	18,032,295	$699,047	5.18%	12,627,165	$517,552	5.47%

Total non-interest-earning assets	851,399			621,394

Total assets	$18,883,694			$13,248,559

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$3,746,995	$74,961	2.67%	$3,172,292	$58,692	2.47%
Repurchase agreements	7,192,152	184,050	3.42%	4,405,448	79,547	2.41%
Advances from the FHLB	1,220,676	37,931	4.15%	1,240,672	36,755	3.96%
Loans payable	4,055,800	145,337	4.79%	2,319,091	59,150	3.41%
Notes payable	1,090,295	42,293	5.19%	658,611	33,175	6.73%

Total interest-bearing liabilities/interest expense	17,305,918	$484,572	3.74%	11,796,114	$267,319	3.03%

Total non-interest-bearing liabilities	315,383			266,820

Total liabilities	17,621,301			12,062,934
Stockholders’ equity	1,262,393			1,185,625

Total liabilities and stockholders’ equity	$18,883,694			$13,248,559

Net interest-earning assets	$726,377			$831,051
Net interest income on a non-taxable equivalent basis		$214,475			$250,233

Interest rate spread(3)			1.44%			2.44%
Interest rate margin(4)			1.59%			2.65%
Net interest-earning assets ratio			104.20%			107.05%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	For the first nine months of 2004 interest income on loans includes a yield adjustment of $11.3 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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
TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	SEPTEMBER 30,
	2005 COMPARED TO 2004 (As Restated)
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$32,879	$(15,761)	$17,118
Mortgage-backed securities	30,336	(2,028)	28,308
Interest-only strips	(599)	86	(513)
Investment securities	1,770	(2,270)	(500)
Other interest-earning assets	3,709	12,206	15,915

TOTAL INTEREST INCOME VARIANCE	68,095	(7,767)	60,328

INTEREST EXPENSE VARIANCE
Deposits	5,152	3,963	9,115
Repurchase agreements	18,173	24,321	42,494
Advances from the FHLB	(577)	363	(214)
Loans payable	14,043	14,301	28,344
Notes payable	3,202	1,905	5,107

TOTAL INTEREST EXPENSE VARIANCE	39,993	44,853	84,846

NET INTEREST INCOME VARIANCE	$28,102	$(52,620)	$(24,518)

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	NINE MONTH PERIOD
	ENDED SEPTEMBER 30,
	2005 COMPARED TO 2004 (As Restated)
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$93,410	$(43,734)	$49,676
Mortgage-backed securities	111,413	(5,318)	106,095
Interest-only strips	(1,567)	287	(1,280)
Investment securities	(7,343)	(7,139)	(14,482)
Other interest-earning assets	8,815	32,671	41,486

TOTAL INTEREST INCOME VARIANCE	204,728	(23,233)	181,495

INTEREST EXPENSE VARIANCE
Deposits	10,646	5,623	16,269
Repurchase agreements	50,370	54,133	104,503
Advances from the FHLB	(594)	1,770	1,176
Loans payable	44,416	41,771	86,187
Notes payable	21,789	(12,671)	9,118

TOTAL INTEREST EXPENSE VARIANCE	126,627	90,626	217,253

NET INTEREST INCOME VARIANCE	$78,101	$(113,859)	$(35,758)

INTEREST INCOME
     Total interest income increased from $186.8 million during the third quarter of 2004 to $247.1 million during the third quarter of 2005, an increase of 32%. For the nine months ended September 30, 2005, interest income increase by $181.5 million to $699.0 million compared to $517.6 million for the first nine months of 2004. The increase in interest income during 2005 is primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $12.6 billion for the first nine months of 2004 to $18.0 billion for the corresponding 2005 period offset by a decrease in the average rate earned by interest-earning assets, which decreased from 5.47% for the third quarter and first nine months of 2004 to 5.16% for the corresponding 2005 periods.
     Interest income on loans increased by approximately $17.1 million or 16% during the third quarter of 2005, compared to the corresponding 2004 period. For the first nine months of 2005, interest income on loans amounted $360.1 million, compared to $310.4 million for the same period of 2004. The increases during 2005 reflect an increase in the level of loans held by Doral Financial compared to 2004, due to the increased volume of loan originations and purchases. The increase in interest income on loans was partially offset by lower average rate earned on loans and by a higher amount of interest income reversed with respect to loans placed on a non-accrual status. The average rate earned on the Company’s loans decreased by 86 basis points and 81 basis points during the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004. During the first quarter of 2005, the Company changed its estimate for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan.

     Interest income on mortgage-backed securities for the third quarter and first nine months of 2005 increased by approximately $28.3 million and $106.1 million, respectively, compared to the corresponding 2004 periods. The results for the 2005 periods reflect an increase in the average balance of mortgage-backed securities, which increased from $2.3 billion for the third quarter of 2004 to $4.8 billion for the comparable 2005 period, offset in part by a decrease in the average rate earned on mortgage-backed securities of 19 basis points. For the first nine months of 2005, the average balance of mortgage-backed securities was $4.7 billion compared to $1.7 billion for the first nine months of 2004 and the average rate earned on mortgage-backed securities decreased by 14 basis points.
     Interest income on IOs amounted to $2.8 million during the third quarter of 2005, compared to $3.3 million for the third quarter of 2004. Interest income on IOs amounted to $8.6 million during the first nine months of 2005, compared to $9.9 million for the same period of 2004. The decrease during 2005 resulted from a decrease in the average balance of IOs from $129.7 million for the third quarter of 2004 to $106.1 million for the third quarter of 2005, and from $132.5 million for the first nine months of 2004 to $111.6 million for the first nine months of 2005, principally attributable to increases in short-term interest rates and the flattening of the yield curve. The decrease in the average balance of IOs was partially offset by an increase in the average yield of the IOs (which equals the average discount rate used in the internal valuation model), from 10.00% for the first nine months of 2004 to 10.35% for the first nine months of 2005. The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for the third quarter and first nine months of 2005 and 2004:

	Quarter Ended		Nine Month Period
	September 30,		Ended September 30,
(In thousands)	2005	2004	2005	2004
Total cash flows received on IO portfolio	$14,952	$16,350	$49,045	$47,006

Amortization of IOs, as offset to cash flows	(12,153)	(13,038)	(40,405)	(37,086)

Net cash flows recognized as interest income	$2,799	$3,312	$8,640	$9,920

     Interest income on investment securities decreased by $0.5 million or 1%, from the third quarter of 2004 to the third quarter of 2005. For the first nine months of 2005, interest income on investment securities decreased by $14.5 million or 12%, as compared to the corresponding 2004 period. The average yield of investment securities decreased by 22 basis points and 27 basis points for the third quarter and first nine months of 2005, respectively, compared to the corresponding 2004 periods. This reduction reflects the sale of investment securities, whose market value was negatively impacted by the increase in long-term interest rates during the third quarter of 2005. For the third quarter of 2005, the average balance of investment securities amounted to $4.2 billion, compared to $4.0 billion for the comparable 2004 period. The average balance of investment securities decreased from $3.8 billion for the first nine months of 2004 to $3.6 billion for the third quarter of 2005.
     Interest income on other interest-earning assets for the third quarter of 2005 increased by approximately $15.9 million from the corresponding period of 2004. For the nine months ended September 30, 2005, interest income on other interest-earning assets increased by $41.5 million, compared to the same period of 2004. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months, including overnight deposits, term deposits, and reverse repurchase agreements. The increase for the third quarter and first nine months of 2005 reflects an increase of 195 basis points and 171 basis point, respectively, in the average yield on other-interest earning assets due to higher short-term interest rates and an increase in the average balances of money market instruments, principally overnight and term deposits, compared to the corresponding 2004 periods. The average balance of other interest-earning assets increased from $1.4 billion for the third quarter of 2004 to $2.5 billion for the comparable 2005 period and from $1.5 billion for the first nine months of 2004 to $2.6 billion for the comparable 2005 period.

INTEREST EXPENSE
     Total interest expense increased to $182.0 million during the third quarter of 2005, from $97.1 million for the comparable 2004 period, an increase of 87%. Total interest expense for the first nine months of 2005 was $484.6 million, compared to $267.3 million for the same period of 2004, an increase of 81%. The increase in interest expense for the third quarter and first nine months of 2005 was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities, coupled with an increase in the average cost of borrowings. The average balance of interest-bearing liabilities increased to $17.3 billion at an average cost of 3.74% for the nine month period ended September 30, 2005, compared to $11.8 billion at an average cost of 3.03% for the nine month period ended September 30, 2004.
     Interest expense on deposits amounted to $29.3 million during the third quarter of 2005, an increase of 45% as compared to the corresponding 2004 period. For the first nine months of 2005, interest expense on deposits increased by $16.3 million or 28%, as compared to the corresponding 2004 period. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries and an increase in the average cost of deposits. The average balance of deposits increased to $3.7 billion for the nine month period ended September 30, 2005, from $3.2 billion for the nine month period ended September 30, 2004. The increase in deposits reflects the expansion of Doral Financial’s bank branch network, which increased to 49 branches as of September 30, 2005, compared to 44 branches as of September 30, 2004. The average interest cost on deposits was 2.86% and 2.67% for the quarter and nine month period ended September 30, 2005, compared to 2.48% and 2.47% for the quarter and nine month period ended September 30, 2004.
     Interest expense related to securities sold under agreements to repurchase increased by $42.5 million or 135% during the third quarter of 2005 compared to the same period of 2004. For the first nine months of 2005, interest expense on securities sold under agreements to repurchase was $184.1 million, compared to $79.5 million for the same period of 2004, an increase of 131%. The increase in interest expense on securities sold under agreements to repurchase during the 2005 periods reflects increased borrowings to finance mortgage-backed securities and other investment securities, as compared to the corresponding 2004 period coupled with higher borrowing costs experienced during 2005. The average balance of borrowings under repurchase agreements for the third quarter and first nine months of 2005 was $7.9 billion and $7.2 billion, respectively, compared to $5.0 billion and $4.4 billion for the comparable 2004 periods. The average cost on securities sold under agreements to repurchase was 3.71% and 3.42% for the quarter and nine month period ended September 30, 2005, compared to 2.50% and 2.41% for the corresponding 2004 periods.
     Interest expense on advances from the FHLB for the third quarter of 2005 decreased by approximately $0.2 million to $12.4 million from $12.6 million, compared to the corresponding 2004 period. For the first nine months of 2005, interest expense on advances from FHLB increased by 3% to $37.9 million from $36.8 million for the comparable 2004 period. The decrease in interest expense on advances from the FHLB during the third quarter of 2005 reflects a decrease in the average balance of advances from FHLB of approximately $57.2 million, compared to the third quarter of 2004, offset by higher average interest cost from 4.03% in 2004 to 4.15% in 2005. The increase in interest expense on advances from the FHLB during the first nine months 2005 periods reflects an increase in the average cost of advances from the FHLB from 3.96% to 4.15% for the comparable 2004 period.
     Interest expense related to loans payable amounted to $51.1 million for the third quarter of 2005, compared to $22.7 million for the comparable 2004 period. For the first nine months of 2005 interest expense related to loans payable was $145.3 million, an increase of 146% compared to $59.2 million for the same period of 2004. The increase in interest expense on loans payable reflects an increase in the average balance of loan payable couple with an increase in the average cost of loans payable. The average balance of loans payable increased to $4.1 billion for the nine month period and quarter ended September 30, 2005, from $2.3 billion and $2.5 billion for the comparable periods in 2004. The average interest cost on loans payable was 4.97% and 4.79% for the quarter and nine month period ended September 30, 2005, compared to 3.59% and 3.41% for the quarter and nine month period ended September 30, 2004.
     Interest expense on notes payable was $15.2 million for the third quarter of 2005, compared to $10.1 million for the same period of 2004, an increase of 50%. For the first nine months of 2005, interest expense on notes payable was $42.3 million, an increase of 27%, compared to $33.2 million for the same period of 2004. The increase in interest expense on notes payable is due to an increase in the average balance of notes payable from $823.6 million for the quarter ended September 30, 2004 to $1.1 billion for the comparable 2005 period, principally as a result of the issuance of an aggregate principal amount of $740.0 million of the Company’s floating rate senior notes with interest tied to 3-month LIBOR. The average balance of notes payable for the first nine months of 2005 amounted to $1.1 billion, compared to $658.6 million for the corresponding 2004 period. The replacement of high-rate borrowings with borrowings tied to short-term rates caused that the average cost of notes payable decreased from 6.73% for the nine months ended September 30, 2004 to 5.19% for the comparable 2005 period. Increase in short-term rates causes that the average cost of notes payable increased from 4.88% for the third quarter of 2004 to 5.57% for the third quarter of 2005.
PROVISION FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of September 30, 2005, more than 96% of Doral Financial’s loan portfolio was collateralized by real property, and a substantial part of the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
     Doral Financial recognized provisions for loan and lease losses of approximately $9.4 million and $17.1 million, for the quarter and nine month period ended September 30, 2005, as compared to $5.3 million and $10.6 million for the corresponding 2004 periods. The increase in the provision during 2005 reflects changes to Doral Financial’s estimate of probable loss based on recent experience with lines of credit, credit card, and construction loans portfolio compared to 2004. The allowance for loan and lease losses equals 1.38% of total loans receivable as of September 30, 2005 compared to 1.36% as of September 30, 2004. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
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
NON-INTEREST INCOME
     Non-interest income consists of net gain on mortgage loans sales and fees, trading activities, net gain on sale of investment securities, and commissions, fees, and other income.
     Net Gain on Mortgage Loan Sales and Fees. Net gain from mortgage loan sales and fees decreased by 31% during the third quarter of 2005 to $18.6 million, compared to $26.8 million for the same period of 2004. For the nine month periods ended September 30, 2005 and 2004, mortgage loan sales and fees were $41.9 million and $68.7 million, respectively. The decrease for 2005 was the result of lower gain on sale margins on sales involving the creation of floating rate IOs due to lower spread between the weighted average coupon of the mortgage loans and the implied LIBOR rates and a reduction in non-conforming mortgage loan sales, in particular after the first quarter of 2005, as a result of the inability of the Company to use its traditional sales channels for non-conforming loans to local financial institutions because of the uncertainty surrounding the restatement process. Set forth below is certain information regarding the Company’s loan sale and securitization activities and resulting IO and MSR capitalization.

		FOR THE		FOR THE
	FOR THE	QUARTER	FOR THE	NINE MONTH
	QUARTER	ENDED	NINE MONTH	PERIOD ENDED
	ENDED	SEPTEMBER 30,	PERIOD ENDED	SEPTEMBER 30,
	SEPTEMBER 30,	2004	SEPTEMBER 30,	2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Total loan sales and securitizations	$541,953	$750,342	$2,113,256	$1,915,906

Total loans sales resulting in the recording of IOs	$—	$446,342	$732,650	$890,098

IOs capitalized	$—	$20,919	$10,981	$44,992

MSRs capitalized	$15,093	$5,188	$32,936	$18,703
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.44%, net of guarantee fees, of the declining outstanding principal amount of the serviced loan. As of September 30, 2005, the weighted average gross servicing fee rate for the entire loan servicing portfolio was 0.39%. The size of Doral Financial’s loan servicing portfolio has increased as a result of increases in loan production and bulk purchases of servicing rights. Loan servicing fees, net of guarantee fees, amounted to $8.0 million for the third quarter of 2005, compared to $7.2 million for the corresponding period of 2004. For the nine month periods ended September 30, 2005 and 2004, loan servicing fees, net of guarantee fees, amounted to $23.3 million and $21.8 million, respectively.
     Late fees and other servicing-related fees such as prepayment fees are also included as a component of servicing income. Late fees and other servicing-related fees were $4.0 million and $9.3 million for the third quarter and first nine months of 2005 compared to $3.1 million and $8.9 million, respectively, for the comparable 2004 periods.
     For the quarter ended September 30, 2005, net servicing income was approximately $25.4 million compared to a loss of approximately $8.8 million for the corresponding period of 2004. For the first nine months of 2005, net servicing income was approximately $15.6 million, compared to a loss of $2.0 million for the corresponding 2004 period. The increase in net servicing income for 2005 was the result of reduced impairment charges of mortgage-servicing assets resulting from an increase in the estimated fair value of the Company’s MSRs. The decrease in forecasted mortgage prepayment rates as of September 30, 2005 led to an increase in the valuation of the Company’s MSRs as of such date. As a result, for the first nine months of 2005, Doral Financial recovered $3.0 million of the Company’s previously recognized impairment valuation allowance. As of September 30, 2004, as rates remained constant and forecasted mortgages prepayment rates increased slightly from December 2003, Doral Financial recorded net impairment charges of approximately $10.7 million increasing the Company’s impairment valuation allowance.

     Set forth below is a summary of the components of the net servicing income:
TABLE E
NET SERVICING INCOME (LOSS)

			NINE MONTH PERIOD
	QUARTER ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Servicing fees (net of guarantee fees).	$7,950	$7,236	$23,314	$21,810
Late charges	2,176	1,889	6,481	5,483
Prepayment penalties	2,122	1,651	5,232	4,671
Interest loss	(418)	(621)	(2,749)	(1,881)
Other servicing fees	120	227	319	637

Servicing income, gross	11,950	10,382	32,597	30,720
Recovery (Amortization and impairment) of servicing assets	13,493	(19,172)	(17,021)	(32,699)

Total net servicing income (loss)	$25,443	$(8,790)	$15,576	$(1,979)

     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities accounted for as held for trading, including IOs, as well as options, futures contracts and other derivative instruments used for interest rate risk management purposes. Trading activities for the quarter and nine month period ended September 30, 2005 resulted in gains of $28.1 million and losses of approximately $8.3 million, respectively, compared to losses of $41.0 million and $90.2 million, respectively, for the corresponding 2004 periods. Gains on trading activities for the third quarter of 2005 were principally due to unrealized gains with respect to derivative instruments undertaken for risk management purposes. In order to hedge the Company’s sensitivity to changes in interest rates, Doral Financial generally enters into derivative instruments, including floating-to-fixed interest rate swap agreements. As medium- and long-term rates increased during the third quarter of 2005, the Company experienced a substantial increase in the value of its derivative portfolio, which resulted on realized and unrealized gains of $50.2 million and a loss of $7.2 million for the quarter and nine month period ended September 30, 2005 compared to a loss of $56.1 million and a loss of $119.3 for the comparable periods in 2004. Trading activities for the third quarter of 2005 and 2004, includes $25.3 million of net unrealized losses and $14.3 million of net unrealized gains, respectively, on the value of the Company’s IOs. For the first nine months of 2005, trading activities includes $9.7 million of net unrealized losses on the value of the Company’s IOs, compared to net unrealized gains of $5.5 million for the comparable 2004 period. Set forth below is a summary of the components of gains and losses from trading activities:
TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
(In thousands)	2005	(As Restated)	2005	(As Restated)
Net realized gains (losses) on sales of trading securities	$3,178	$(3,544)	$10,286	$19,444
(Losses) gains on the IO valuation	(25,263)	14,323	(9,686)	5,462
Net unrealized (losses) gains on trading securities, excluding IOs	(117)	4,245	(1,690)	4,167
Net realized and unrealized gains and (losses) on derivative instruments	50,296	(56,050)	(7,243)	(119,259)

Total	$28,094	$(41,026)	$(8,333)	$(90,186)

     Net Gain on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the third quarter of 2005, sale of investment securities resulted in a loss of $2.0 million, compared to a gain of $10.5 million for the corresponding 2004 period. For the first nine months of 2005, sale of investment securities resulted in a gain of $7.6 million, compared to a gain of approximately $10.6 million for the same period a year ago. Proceeds from sales of securities available for sale amounted to $3.4 billion for the first nine months of 2005 compared to $8.9 billion for the first nine months of 2004.
     Commissions, Fees and Other Income. Commissions, fees and other income increased 10% during the third quarter of 2005 from $9.3 million for the quarter ended September 30, 2004 to $10.3 million for the quarter ended September 30, 2005. For the first nine months of 2005, commissions, fees and other income increased 8%, compared to the corresponding 2004 period. During the first nine months of 2004, the Company recognized approximately $3.8 million in penalty fees associated with the repayment of certain construction loans prior to their stated maturity, recognized as part of Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER		NINE MONTH PERIOD
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
(In Thousands)	2005	(As Restated)	2005	(As Restated)
Retail banking fees	$4,618	$3,570	$12,953	$9,964
Securities brokerage and asset management fees and commissions	330	389	1,003	1,505
Insurance agency commissions	3,244	2,972	9,220	8,903
Other income	2,098	2,391	3,059	3,877

Total	$10,290	$9,322	$26,235	$24,249

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

NON-INTEREST EXPENSES
TABLE H
NON INTEREST EXPENSES

	QUARTER		NINE MONTH PERIOD
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
(In Thousands)	2005	(As Restated)	2005	(As Restated)
Compensation and benefits	$23,639	$21,751	$72,907	$64,600
Taxes, other than payroll and income taxes	2,787	2,389	7,513	6,857
Advertising	4,044	3,366	12,972	10,669
Professional services – excluding restatement expenses	4,366	3,053	12,196	8,080
Professional services – restatement expenses only	13,619	—	21,025	—
Communication and information systems	4,391	3,610	13,779	10,198
Occupancy and other office expenses	8,320	7,207	23,665	19,599
Depreciation and amortization	5,424	4,345	15,506	12,582
Other	3,686	8,969	12,755	20,763

Total non-interest expenses	$70,276	$54,690	$192,318	$153,348

     Total non-interest expenses increased by 28% during the quarter ended September 30, 2005, compared to the corresponding 2004 period. This increase reflects increases in professional fees, compensation, depreciation and amortization, occupancy and other expenses resulting from the continued expansion of Doral Financial’s mortgage banking and banking operations and expenses related to increased lending activities and servicing. Professional fees for the third quarter of 2005 were $18.0 million, compared to $3.1 million for the same period a year ago. The increase for the third quarter of 2005 was primarily due to legal, accounting and consulting fees associated with the restatement process. The increased business volume and expansion of Doral Financial’s branch network, which increased to 114 mortgage and bank branches as of September 30, 2005, compared to 107 mortgage and bank branches as of September 30, 2004, produced an increase of 5% in headcount from 2,561 employees as of September 30, 2004 to 2,697 employees as of September 30, 2005. Depreciation and amortization expense was $5.4 million in the third quarter of 2005, compared to $4.3 million for the comparable 2004 period. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware, and computer systems upgrades related to the Company’s growth.
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
     For the third quarter and first nine months of 2005, Doral Financial recognized a tax expense of $25.0 million and $30.7 million, respectively, compared to a tax expense of $2.4 million and $9.0 million for the corresponding periods in 2004. The increase in the tax provision for 2005 reflected increased pre-tax income from Doral Financial’s non-tax exempt activities, including gain on hedging activities and income from insurance agency activities coupled with a change in the statutory income tax rate under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”) from 39% to 41.5%, adjusted retroactively to January 1, 2005. The change in the PR Code resulted in an increase of $2.0 million during the quarter.

     The increase in income tax provision for the third quarter and first nine months of 2005 was primarily due to higher pre-tax income from Doral Financial’s non-tax exempt activities, including gain (loss) on hedging activities, coupled with net operating losses in certain subsidiaries that under the PR Code could not be used to offset gains in other subsidiaries, offset in part by higher income from Doral Financial’s international banking entity subsidiary.
     For the third quarter and first nine months of 2005, net gain (loss) from trading activities amounted to an income of $28.1 million and a loss of $8.3 million, compared to a loss of $41.0 million and $90.2 million for the corresponding periods in 2004. During the first nine months of 2005, pre-tax income from Doral Financial’s international banking entity subsidiary amounted to $69.9 million or 79% of total consolidated pre-tax income, compared to $53.4 million or 55% for the same period in 2004.
     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
     Doral Financial enjoys tax-exemption on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
     On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gains tax rates by fifty percent for transactions occurring from July 1, 2004 through June 30, 2005. The maximum long-term capital gains tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004 and second quarter of 2005, the Company completed two separate agreements with the local taxing authorities to accelerate the recognition for tax purposes of long-term capital gains of $536.6 million and $39.9 million, respectively, related to IOs created in previous transactions. The value of the IOs at the time of the agreement, after making all relevant adjustments pursuant to the restatement, approximates $49.1 and $15.6 million, respectively. Refer to Note 1 “—Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements accompanying the Company’s amended 2004 Annual Report on Form 10-K for additional information. The transaction executed during the second quarter of 2005 resulted in the recognition of an income tax benefit of approximately $2.6 million, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%.
     As a result of the correction in the methodology used to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfers as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $199.6 million (before any valuation allowance). This benefit is attributable to the tax effect of the difference between the tax basis of the IOs and their restated book value. The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to the restated value, which would have resulted in a significantly lower tax obligation. The company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
     As a result of the increase in deferred tax assets attributable to the restatement, the Company has evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax asset will not be realized and as a result, established a valuation allowance. At September 30,

2005, the deferred tax asset, net of its valuation allowance of $56.2 million, amounted to approximately $131.0 million.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $128.8 million and $374.2 million for the quarter and nine month period ended September 30, 2005, respectively, compared to $126.1 million and $392.9 million, respectively, for the comparable 2004 periods. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE I
LOAN PRODUCTION
(Dollars in Thousands, Except for Average Initial Loan Balance)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
FHA/VA mortgage loans
Number of loans	876	1,280	3,238	3,672
Volume of loans	$76,924	$110,564	$273,848	$326,156
Percent of total volume	6%	8%	6%	8%
Average initial loan balance	$87,813	$86,378	$84,573	$88,822

Conventional conforming mortgage loans
Number of loans	2,162	928	7,584	5,023
Volume of loans	$272,352	$109,900	$919,523	$594,046
Percent of total volume	19%	8%	22%	15%
Average initial loan balance	$125,972	$118,427	$121,245	$118,265

Conventional non — conforming mortgage loans(1)
Number of loans	6,714	6,603	18,045	18,967
Volume of loans	$719,828	$773,132	$1,982,805	$2,111,582
Percent of total volume	52%	57%	47%	52%
Average initial loan balance	$107,213	$117,088	$109,881	$111,329

Other(2)
Number of loans	3,540	3,155	11,961	8,574
Volume of loans	$328,292	$359,792	$1,068,338	$994,215
Percent of total volume	23%	27%	25%	25%

Total loans
Number of loans	13,292	11,966	40,828	36,236
Volume of loans	$1,397,396	$1,353,388	$4,244,514	$4,025,999

(1)	Includes $60.5 million and $37.4 million in second mortgages for the quarters ended September 30, 2005 and 2004, respectively, and $164.2 million and $118.4 million in second mortgages for the nine month period ended September 30, 2005 and 2004, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinance loans. For the nine month periods ended September 30, 2005 and 2004, refinance loans represented approximately 53% and 57%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings. Also, consumers tend to prefer long-term mortgage loan rates that are generally well below rates on consumer debt.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE J
LOAN ORIGINATION SOURCES

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
				2004
	2005			(As Restated)
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	69%	1%	70%	69%	—	69%
Wholesale(1)	8%	—	8%	10%	—	10%
New Housing Developments	10%	2%	12%	13%	1%	14%
Multi-family	—	—	—	—	—	—
Other(2)	7%	3%	10%	6%	1%	7%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During the third quarters of 2005 and 2004, Doral Financial purchased servicing rights to approximately $81.9 million and $56.6 million, respectively, in principal amount of mortgage loans. For the nine month periods ended September 30, 2005 and 2004, the Company purchased servicing rights to approximately $181.7 million and $212.7 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans with the related servicing rights, but will also continue to seek and consider attractive opportunities for bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE K
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans)

	AS OF SEPTEMBER 30,
		2004
	2005	(As Restated)
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,240,558	$2,543,442
FHLMC/FNMA	3,979,137	3,528,447
Doral Financial grantor trusts	—	28,856
Other conventional mortgage loans(1)(2)	9,189,884	7,773,044

Total servicing portfolio	$15,409,579	$13,873,789

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	171,770	159,521
Weighted- average interest rate	6.64%	6.83%
Weighted- average remaining maturity (months)	257	259
Weighted- average gross servicing fee rate	0.3903%	0.3808%
Average servicing portfolio	$14,802,637	$13,371,538
Principal prepayments	$1,769,424	$1,730,260
Constant prepayment rate	14%	15%
Average size of loans	$89,711	$86,972
Servicing assets, net	$142,905	$118,538

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.27%	1.27%
90 days or more past due	1.66%	1.73%

Total delinquencies excluding foreclosures	2.93%	3.00%

Foreclosures pending	1.62%	1.70%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$14,264,367	$12,690,244
Add:
Loans funded and purchased(3)	3,231,905	2,997,856
Bulk servicing acquired	181,712	212,719
Less:
Servicing sales	7,583	2,652
Run-off(4)	2,260,822	2,024,378

Ending servicing portfolio	$15,409,579	$13,873,789

(1)	Includes $5.7 billion and $5.0 billion of loans owned by Doral Financial at September 30, 2005 and 2004, respectively, which represented 37% and 36% of the total servicing portfolio as of such dates for which no servicing rights has been recognized.

(2)	Includes portfolios of $287.7 million and $330.0 million at September 30, 2005 and 2004, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $1.0 billion of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of September 30, 2005 and 2004.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2005 and 2004, approximately 1%, of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.8 billion and $1.7 billion for the nine month periods ended September 30, 2005 and 2004, respectively. Doral Financial reduces the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.
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
     On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company's capital, the Board of Directors voted to suspend the quarterly dividend on the Company's common stock.
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
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the nine month period ended September 30, 2005, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $35.2 million, compared to $23.4 million for the same period during 2004. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2005 and December 31, 2004, the outstanding principal balance of such delinquent loans was $287.7 million and $333.7 million, respectively, and the aggregate monthly amounts of funds advanced by Doral Financial was $22.2 million and $26.1 million, respectively. During the first nine months of 2004, the Company sold approximately $23.6 million of residential FHA insured or VA guaranteed delinquent loans and $67.0 million of conventional residential delinquent mortgage loans to third partes. There were no delinquent loan sales in the first nine months of 2005.
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
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of September 30, 2005 and December 31, 2004:
TABLE L
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF SEPTEMBER 30, 2005		AS OF DECEMBER 31, 2004
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,105,325	2.80%	$3,643,080	2.47%
Repurchase Agreements	7,629,913	3.85%	6,305,163	2.73%
Advances from FHLB	1,079,500	3.92%	1,294,500	3.98%
Loans Payable	3,762,747	5.19%	3,638,507	3.68%
Notes Payable	1,080,970	5.38%	1,095,977	4.38%
     Doral Financial had warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $16.3 billion as of September 30, 2005, of which $8.8 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $150.0 million represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions.
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
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, FHLB-NY advances and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of September 30, 2005, Doral Financial’s banking subsidiaries held approximately $4.1 billion in deposits at a weighted-average interest rate of 2.80%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE M
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	NINE MONTH PERIOD
	ENDED		YEAR ENDED
	SEPTEMBER 30, 2005		DECEMBER 31, 2004
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,122,428	3.47%	$1,829,370	3.15%
Regular passbook savings	482,326	2.32%	416,928	2.27%
NOW accounts	691,258	2.23%	634,486	2.15%
Non-interest bearing	450,983	—	359,212	—

Total deposits	$3,746,995	2.67%	$3,239,996	2.49%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2005.
TABLE N
CERTIFICATES OF DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT
Certificates of deposit maturing:
Three months or less	$196,570
Over three through six months	224,584
Over six through twelve months	522,689
Over twelve months	1,177,949

Total	$2,121,792

     As of September 30, 2005 and December 31, 2004, Doral Financial’s retail banking subsidiaries had approximately $1.7 billion and $1.3 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.

REGULATORY CAPITAL RATIOS
     As of September 30, 2005, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2005, based on existing Federal Reserve, FDIC and OTS guidelines.
TABLE O
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	12.8%	20.7%	18.0%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	11.8%	19.9%	17.1%
Leverage Ratio(1)	5.4%	5.9%	9.1%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     As of September 30, 2005, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
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
     Subject to certain exceptions, the entire amount of assets sold with recourse, not just the contractual amount of the recourse obligation, is converted into an on-balance sheet credit equivalent amount for risk-based capital requirements. The credit equivalent amount, less any recourse liability reflected on the balance sheet, is then risk weighted for purposes of applying the applicable capital requirement. The risk weighting for residential mortgage loans is currently 50%. As of September 30, 2005, Doral Financial’s outstanding balance of loans sold with full or partial recourse was $2.4 billion.
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
ASSETS AND LIABILITIES
     At September 30, 2005, Doral Financial’s total assets were $19.2 billion compared to $17.8 billion at December 31, 2004. The increase in assets was due primarily to an increase in the investment securities portfolio of $936.0 million, resulting from Doral Financial’s strategy to increase its tax-exempt interest income by holding a significant amount of U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities at its international banking entity subsidiary. The increase in assets also reflects an increase of $828.5 million on its loans portfolio. Total liabilities were $18.0 billion at September 30, 2005, compared to $16.6 billion at December 31, 2004. The increase in liabilities was largely the result of an increase in securities sold under agreements to repurchase, deposit accounts and secured borrowings used to fund Doral Financial’s increase in assets. Borrowings with local financial institutions secured by real estate mortgages increased to $3.7 billion at September 30, 2005, compared to $3.3 billion at December 31, 2004. At September 30, 2005, deposit accounts totaled $4.1 billion, compared to $3.6 billion at December 31, 2004. As of September 30, 2005, Doral Financial’s banking subsidiaries had $11.8 billion in assets, including assets of Doral International an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $11.7 billion at December 31, 2004.
OFF-BALANCE SHEET ACTIVITIES
     In the ordinary course of business, loans that do not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) are sold to investors on a recourse basis pursuant to which Doral Financial retains part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally from four to seven years) or up to a percentage (generally 10% to 15%) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of September 30, 2005, the outstanding principal balance of loans sold subject to recourse was $2.4 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $1.7 billion. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements, except for a liability of $17.5 million for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.” As of September 30, 2005, approximately $91.3 million or 4% of the principal amount in loans sold with recourse were 60 days or more past due.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of September 30, 2005.
TABLE P
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

			Loans Past Due –
			Over 90 Days
(In thousands)	Outstanding Balance	Weighted-average Loan to Value	without Insurance, and Loan-To-Value Over 80%
Loan Type:
FHA/VA loan	$20,015	90.9%	$—
Conventional loans	2,300,304	76.1%	5,796
Commercial	109,066	78.1%	—

Total	$2,429,385	76.3%	$5,796

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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At September 30, 2005, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $574.1 million and $7.2 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $1.9 billion. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate-lock agreements with borrowers. Out of the $1.9 billion existing as of September 30, 2005, $1.6 billion relate to commitments to sell mortgage loans that would give rise to IOs, which were terminated during the fourth quarter of 2005.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2005.
TABLE Q
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,105,325	$2,832,867	$1,054,072	$203,990	$14,396
Repurchase agreements(2)	7,629,913	3,665,113	3,164,800	800,000	—
Advances from the FHLB(2)	1,079,500	482,500	547,000	50,000	—
Loans payable(3)	3,762,747	40,636	—	—	3,722,111
Notes payable	1,080,970	122,735	713,290	1,350	243,595
Other liabilities	342,378	337,755	2,203	2,420	—
Non-cancelable operating leases	73,714	8,221	14,888	13,138	37,467

Total Contractual Cash Obligations	$18,074,547	$7,489,827	$5,496,253	$1,070,898	$4,017,569

(1)	Amounts included in the table above do not include interest.

(2)	Includes $3.4 billion of repurchase agreements with an average rate of 3.93% and $712.5 million in advances from the FHLB-NY with an average rate of 4.12%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included under the less-than-one-year category in the table above but have actual contractual maturities ranging from February 2008 to March 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $3.7 billion of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans, generally estimated to range between 10% and 20% on an annual basis.
TABLE R
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$574,137	$320,643	$251,821	$1,544	$129
Commitments to sell mortgage-backed securities and loans	1,900,243	700,243	1,200,000	—	—

Commercial and financial standby letters of credit	7,204	7,204	—	—	—

Standby repurchase (recourse) obligations	1,740,967	86,643	691,009	561,135	402,180

Total	$4,222,551	$1,114,733	$2,142,830	$562,679	$402,309

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

RISK MANAGEMENT
     Doral Financial’s business is subject to four broad categories of risks: interest rate and market risk, credit risk, operational risk and liquidity risk. Doral Financial has adopted policies and procedures which have been designed to identify and manage risks to which the company is exposed specifically those relating to interest rate and market risk, credit risk, and operational risks.
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
Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels periodically established by the Board of Directors. Management seeks to modify the risk profile of the balance sheet through hedging activities to achieve targeted levels. The interest rate risk exposure can be decomposed into linear and non-linear risk based on the varying changes to the Market Value of Equity to movements of interest rates. The linear risk is managed through interest rate swaps. The non-linear risk arises primarily from the embedded optionality in our products and transactions which allow clients and counterparties to modify the maturity of loans, securities, deposis and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active hedging strategies. The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point increases and decreases of interest rates, as of September 30, 2005 and December 31, 2004.

	Market Value	Net Interest
As of September 30, 2005	of Equity Risk	Income Risk
+ 100 BPS	(17.3)%	(12.8)%
- 100 BPS	11.4%	10.4%

	Market Value	Net Interest
As of December 31, 2004	of Equity Risk	Income Risk
+ 100 BPS	(22.3)%	(13.0)%
- 100 BPS	7.1%	10.5%
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

     The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal obligation. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at September 30, 2005. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.
TABLE S
INTEREST RATE SWAPS
(DOLLARS IN THOUSANDS)

			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising rate environment	3.790%	4.430%	$1,327

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising rate environment	3.797%	4.443%	$1,199

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	3.834%	3.688%	$1,612

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	3.834%	3.655%	$1,675

$1,000,000	March, 2008	To protect the spread of the variable IOs	3.470%	4.325%	$6,002

$1,000,000	March, 2008	To protect the spread of the variable IOs	3.490%	4.474%	$2,687

$200,000	November, 2009	To protect the spread of the variable IOs	3.229%	3.773%	$6,377

$300,000	November, 2009	To protect the spread of the variable IOs	3.270%	3.975%	$7,342

$100,000	February, 2010	To protect the spread of the variable IOs	3.294%	4.221%	$1,649

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the counter market are determined by prices provided by external sources or internal valuation models. The notional amounts of derivatives totaled $16.1 billion and $72.3 billion, respectively, as of September 30, 2005 and December 31, 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s prior risk management strategy. Following the restatement, Doral Financial’s risk management strategy is more focused on internal balance sheet management and interest rate swaps. The increase focus on internal balance sheet management has resulted in a decrease volume of derivatives.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
TABLE T
FAIR VALUE RECONCILIATION

Nine Month Period ended
(In thousands)	September 30, 2005
Fair value of contracts outstanding at the beginning of the period	$5,672
Contracts realized or otherwise settled during the period	16,870
Fair value of new contracts entered into during the period	(37,333)
Changes in fair values during the period	54,190

Fair value of contracts outstanding at the end of the period	$39,399

TABLE U
SOURCE OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of September 30, 2005	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Source of Fair Value

Prices actively quoted	$9,529	$—	$—	$—	$9,529
Prices provided by other external sources	—	14,502	15,368	—	29,870

	$9,529	$14,502	$15,368	$—	$39,399

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

TABLE V
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE
(Dollars in thousands)

	September 30, 2005
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair	Total Fair	Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Value(4)	(in years)
AA-	2	$2,600,000	$18,843	$—	$18,843	2.88
A+	1	750,000	4,011	—	4,011	1.90
A	1	550,000	645	—	645	1.88

Subtotal	4	3,900,000	$23,499	$—	$23,499	2.55

Other derivatives(5):
Treasury future options		7,600,000
Eurodollar future options		4,600,000

Total Derivatives		$16,100,000

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	These values are based on an internal risk model used to measure the sensitivity of the Company’s Market Value of Equity to changes in interest rates, and not on the fair values recorded in the Company’s books for the related instruments.

(5)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
(Dollars in thousands)

	December 31, 2004
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair	Total Fair	Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Value(4)	(in years)
AA-	1	$414,234	$1,998	$—	$1,988	4.70
A+	2	1,500,000	3,038	(2,881)	157	2.17
A	4	3,344,873	11,702	(1,441)	10,261	1.30

Subtotal	7	5,259,107	$16,738	$(4,322)	$12,406	1.82

Other derivatives(5):
Treasury futures		320,000
Treasury future options		4,340,000
Eurodollar futures		7,120,000
Eurodollar future options		55,300,000

Total Derivatives		$72,339,107

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	These values are based on an internal risk model used to measure the sensitivity of the Company’s Market Value of Equity to changes in interest rates, and not on the fair values recorded in the Company’s books for the related instruments.

(5)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
Credit Risk
     Doral Financial’s loan portfolio is subject to credit risk. Refer to note “j” of the accompanying Consolidated Financial Statements for additional information regarding the composition of Doral Financial’s loan receivable portfolio. Doral Financial has identified mortgage credit risk as the primary type of credit risk affecting the Company. Mortgage credit risk is the risk that a borrower fails to make timely payments on a mortgage owned or guaranteed by Doral Financial.
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
     In the ordinary course of business, the Company sells loans on a recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” for more information regarding recourse obligation.
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
Non-performing assets and allowance for loan and lease losses
     Non-performing assets (“NPAs”) consist of loans on a non-accrual basis and other real estate owned. During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on non-accrual status if they had been delinquent for more than 180 days, to the extent that the loan-to-value ratio raised concerns as to the ultimate collectibility of the loan. The effect of this change was a decrease in interest income of approximately $7.0 million and an increase of the amount of residential non-accrual loans (See Table W below). When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery. Loans will return to accrual status when principal and interest become current and collectibility is reasonably assured. As of September 30, 2005 and 2004, Doral Financial would have recognized $14.1 million and $3.8 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of September 30, 2005 and December 31, 2004 amounted to approximately $7.1 million and $31.5 million, respectively. At September 30, 2005 and December 31, 2004 an impairment allowance of $2.8 million and $7.1 million, respectively, was allocated to such impaired loans.
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
TABLE W
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Mortgage banking business:
Non-accrual loans:
Construction loans	$1,558	$1,865
Residential mortgage loans(1)	154,121	10,076
Construction loans past due 90 days and still accruing	170	128
Loans held-for-sale past due 90 days and still accruing(1)(2)	—	85,075
OREO	20,627	18,028

Total NPAs of mortgage banking business	176,476	115,172

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	12,455	14,774
Residential mortgage loans	11,870	8,105
Commercial real estate loans	12,075	8,535
Consumer loans	1,828	1,457
Commercial non-real estate loans	679	512
Lease financing receivable	82	—

Total non-accrual loans	38,989	33,383
OREO	1,042	2,044

Total NPAs of banking subsidiaries	40,031	35,427

Total NPAs of Doral Financial (consolidated)	$216,507	$150,599

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.22%	1.23%

Total NPAs of Doral Financial as a percentage of consolidated total assets	1.13%	0.84%

Total non-performing loans to total loans	2.59%	1.95%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing loans held for sale) at end of period	75.79%	59.03%

(1)	During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio indicated concern as to ultimate collectibility of the loan.

(2)	Does not include approximately $59.0 million and $71.2 million of GNMA defaulted loans (for which the Company has the option but not the obligation to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of September 30, 2005 and December 31, 2004, respectively. Also excludes $10.2 million of 90 days past due FHA/VA loans as of December 31, 2004, which are not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings. Under the new estimates, which were modified during the first quarter of 2005, all FHA/VA loans 90 days past due are placed in non-accrual and therefore considered non-performing assets.

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
TABLE X
ALLOWANCE FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
		2004		2004
	2005	(As Restated)	2005	(As Restated)
Allowance for loan and lease losses:
Balance at beginning of period	$22,672	$18,319	$20,881	$14,919
Provision for loan and lease losses	9,370	5,344	17,075	10,594

Charge-offs:
Construction loans	—	(549)	(4,717)	(831)
Residential mortgage loans	—	—	(79)	(20)
Commercial real estate loans	—	—	(29)	—
Consumer loans	(789)	(536)	(1,878)	(1,847)
Commercial non-real estate loans	(504)	(122)	(734)	(440)
Other	—	—	—	—

Total charge-offs	(1,293)	(1,207)	(7,437)	(3,138)

Recoveries:
Construction loans	—	50	—	50
Residential mortgage loans	—	—	—	—
Commercial real estate loans	20	—	173	—
Consumer loans	80	56	179	165
Commercial non-real estate loans	33	2	63	43
Other	—	—	—	—

Total recoveries	133	108	415	258

Net charge-offs	(1,160)	(1,099)	(7,022)	(2,880)

Other	(24)	(300)	(76)	(369)

Balance at end of period	$30,858	$22,264	$30,858	$22,264

Allowance for loan losses as a percentage of loans receivable outstanding at the end of period	1.38%	1.36%	1.38%	1.36%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.22%	0.27%	0.49%	0.24%

     The allowance for loan and lease losses relating to loans held by Doral Financial was $30.9 million at September 30, 2005, compared to $22.3 million as of September 30, 2004.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     Doral Financial’s management, with the participation of its current Chief Executive Officer and its current Chief Financial Officer, evaluated the effectiveness of Doral Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) as of September 30, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
     As part of the restatement process, the Company’s current management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2004, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s amended 2004 Annual Report on Form 10-K. These material weaknesses existed as of September 30, 2005 and permitted or contributed to the restatement of our financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses and the Company’s inability to timely file its annual and quarterly reports, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.
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
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2005, the Company continued to take certain steps to address some of the issues raised by its determination, on April 15, 2005, that some or all of its financial statements for the periods from January 1, 2000 through December 31, 2004 should be restated. The internal review of the Company’s books, records and accounting practices and the independent investigation being conducted by Latham & Watkins LLP that were initiated during the second quarter of 2005 continued during the third quarter of 2005. In addition, the Company continued working with outside consultants to develop new procedures and methodologies to properly value its retained interests. Further, in August 2005, the Board of Directors asked for and accepted the resignations of the former chief executive officer, the former treasurer and the former director emeritus. The Board of Directors also asked for the resignation of the former chief financial officer, and when that resignation was not tendered, he was terminated from his position at Doral Financial.
     These steps ultimately led to additional actions that have been or are being implemented as part of the remediation plan described above, which have materially affected, or are reasonably likely to materially affect, Doral

Financial’s internal control over financial reporting. Except for these steps, during the quarter ended September 30, 2005, there were no changes in Doral Financial’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
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
     Subsequent to the filing of the Company’s amended 2004 Annual Report on Form 10-K, the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2005. As a result, the Company is subject to the procedures specified in Rule 802.01E (SEC Annual Report Timely Filing Criteria) of the NYSE’s Listed Company Manual. Rule 802.01E provides, among other things, that the NYSE will monitor the Company and the filing status of the 2005 Annual Report on Form 10-K. If the Company has not filed the 2005 Annual Report on Form 10-K by September 15, 2006, the NYSE, in its sole discretion, may grant the Company up to an additional six-month trading period to file the report or commence suspension and delisting procedures against the Company. The delisting of its common stock would have a material adverse effect on Doral Financial and on the price of its common stock.
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