Form 10-K
period 2005-12-31
DORAL FINANCIAL CORP
filed 2006-08-15
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
     $1,559,197,980, approximately, based on the last sale price of $16.54 per share on the New York Stock Exchange on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 107,948,236 shares as of July 31, 2006.

DORAL FINANCIAL CORPORATION
2005 ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE
      As a result of the delay in completing Doral Financial’s amended Annual Report on Form 10-K for the year ended December 31, 2004, which included the restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, and the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, Doral Financial was unable to timely file with the Securities and Exchange Commission (“SEC”) this Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006. As soon as practicable following the filing of this Annual Report on Form 10-K, the Company will file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. For information regarding the restatement of Doral Financial’s previously issued financial statements, see the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the SEC on February 27, 2006.
FORWARD-LOOKING STATEMENTS
      This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, Doral Financial may make forward-looking statements in its press releases or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.
      Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	potential adverse effects to Doral Financial’s financial condition, results of operations or prospects resulting from any required adjustments to prior period financial statements;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	risks arising from worsening economic conditions in Puerto Rico;

•	potential adverse developments in connection with the ongoing inquiry of the SEC or the grand jury investigation by the U.S. Attorney’s Office for the Southern District of New York;

•	potential adverse developments from ongoing enforcement actions by bank regulatory agencies;

•	potential adverse developments in connection with ongoing shareholder litigation against the Company;

•	risks associated with the Company’s inability to prepare and timely file financial statements;

•	risks arising from the downgrade and potential further downgrades in the credit ratings of the Company’s securities;

•	risks arising from material weaknesses in the Company’s internal control over financial reporting; and

•	developments from changes in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
      The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
PART I

Item 1.	Business.
GENERAL
      Doral Financial is a diversified financial services company engaged in mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Doral Financial’s activities are principally conducted in Puerto Rico and in the New York City metropolitan area. As of December 31, 2005, Doral Financial had consolidated assets of approximately $17.3 billion and consolidated stockholders’ equity of approximately $1.1 billion.
      Doral Financial’s principal strategy is to further develop its core mortgage banking business while continuing to diversify it service and product offerings especially those that have natural synergies with its mortgage related businesses. Doral Financial seeks to leverage its base of over 500,000 customer accounts, to cross-sell other financial services including banking and insurance products. As of December 31, 2005, Doral Bank, FSB (“Doral Bank — NY”), a federal savings bank, operated ten branches in the New York City metropolitan area.
      Doral Financial seeks to maximize its volume of loan originations by emphasizing quality customer service and by maintaining an extensive system of retail mortgage origination branches in Puerto Rico. Doral Financial strives to increase its servicing portfolio primarily through internal loan originations and supplements these originations with purchases of loans with the related servicing rights as well as bulk purchases of mortgage servicing rights from third parties.
      Doral Financial obtains net interest income by holding mortgage-backed securities, primarily Puerto Rico tax-exempt mortgage-backed securities backed by Puerto Rico mortgages and guaranteed by the Government National Mortgage Association, or GNMA securities, for longer periods prior to sale than most U.S. mortgage banking companies. This strategy reduces Doral Financial’s overall effective tax rate. Doral Financial’s banking subsidiaries also seek to increase net interest income by funding and holding for investment loans and investment securities, consisting primarily of residential mortgage loans, mortgage-backed securities and United States government and agency obligations. Doral Financial also operates an international banking entity subsidiary that invests in assets that generate investment income that is generally not subject to income taxation for Puerto Rico or U.S. income tax purposes.
      Doral Bank, Doral Financial’s Puerto Rico-based banking subsidiary (“Doral Bank — PR”), has opened 20 branches between 2000 and 2005. As of December 31, 2005, Doral Bank — PR operated 42 branches in Puerto Rico, concentrated in the greater San Juan metropolitan area and the Island’s northeast region. Many of the recently opened branches are larger in physical size than typical Doral Bank — PR branches and are referred to as Doral Financial Centers. Doral Bank — PR subleases space in these centers to affiliates thereby allowing clients to obtain bank loan and deposit products from Doral Bank — PR, residential mortgage loans from one of Doral Financial’s mortgage banking units, insurance products through Doral Insurance Agency, Inc., and securities services through representatives of UBS Financial Services Incorporated of Puerto Rico (“UBS Financial Services”) located at the branch under an agreement with Doral Bank — PR.
      See “— Recent Significant Events” below for certain changes to the Company’s business strategy.

      Doral Financial was founded in 1972 under the laws of the Commonwealth of Puerto Rico. Doral Financial’s principal executive offices are located at 1451 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico, and its main telephone number is (787) 474-6700.
Recent Significant Events
      Since April 2005, Doral Financial has focused substantial time and attention responding to various legal, financial and operational challenges resulting from the restatement of the Company’s financial statements for periods between 2000 and 2004. These challenges have included:

•	The commencement of a formal investigation by the SEC into the matters surrounding the restatement, and the receipt of a grand jury document subpoena from the U.S. Attorney’s Office for the Southern District of New York;

•	The initiation of numerous private lawsuits, including purported class action lawsuits alleging violations of federal securities laws and shareholders derivative actions alleging among other things breach of fiduciary duties owed to the Company;

•	The delisting of the Company’s 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C from The Nasdaq Stock Market;

•	The downgrade of the Company’s credit ratings by Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings, Ltd., a subsidiary of Fimalac, S.A. (“Fitch”);

•	The identification of various material weaknesses in the Company’s internal control over financial reporting;

•	The inability by the Company to timely file its annual and quarterly reports with the SEC and to comply with its reporting obligations under the indentures for its publicly-traded senior notes as a result of the restatement process;

•	The unavailability to the Company of traditional funding sources, including the local financial institution market for the sale of non-conforming mortgage loans and the unsecured bank and public debt markets;

•	The receipt on February 9, 2006 of a notification from the Office of Thrift Supervision (the “OTS”), directing Doral Bank — NY, Doral Financial’s New York-based savings bank, until further notice, not to pay any dividend, extend credit to Doral Financial, purchase assets or enter into similar transactions, without the prior written consent of the OTS; and

•	The entry, on March 17, 2006, by the Company and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, into consent orders with the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (“Office of the Commissioner”). (For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K.)
      Although Doral Financial continues to face challenges related to the restatement, it has made substantial progress in addressing many significant obstacles, including:

•	The filing with the SEC in February 2006 of the Company’s amended Annual Report on Form 10-K for the fiscal year ended December 31, 2004, including audited restated financial statements for the years ended December 31, 2004, 2003 and 2002;

•	The conclusion of an independent investigation relating to the Company by Latham & Watkins LLP, outside counsel to the independent directors and the Audit Committee of the Board of Directors;

•	The design and on-going implementation of a remediation program, under the oversight of the Audit Committee of the Board of Directors and management, to address the material weaknesses in the Company’s internal control over financial reporting and enhance the Company’s corporate governance (For additional information regarding this program, see “Remediation of Material Weaknesses” under Part II, Item 9A. Controls and Procedures in this Annual Report on Form 10-K);

•	The election of John A. Ward, III, as non-executive Chairman of the Board of Directors, in July 2005;

•	The appointment of a new senior management team, as further described below;

•	The implementation since the second half of 2005 of a new process to improve the Company’s interest rate risk management practices (For additional information regarding this new process, see “Risk Management” under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.);

•	The filing with the SEC in May 2006 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005;

•	The redemption in whole of the Company’s $75 million 7.84% Senior Notes due October 10, 2006 and the successful completion of a consent solicitation pursuant to which bondholders under the Company’s senior indenture agreed to temporarily forbear their right to declare an event of default as a result of the Company’s failure to timely file its quarterly reports on Form 10-Q for the first three quarters of 2005, in February 2006;

•	The suspension of the quarterly dividend on the Company’s common stock since the second quarter of 2006, as a prudent capital management decision designed to preserve and strengthen the Company’s capital;

•	The restructuring of certain prior non-conforming mortgage loan transfers to local financial institutions, which in certain cases had been originally recorded as sales but were subsequently characterized as secured borrowings, as further described below;

•	Sales, commencing during the fourth quarter of 2005 and for the first time in more than 10-years, of non-conforming mortgage loans to major U.S. mortgage dealers for future securitization and sale into the U.S. asset-backed securities market;

•	The design of a new business plan for the Company, as further described below; and

•	The commencement of a major reengineering project, with the assistance of Proudfoot Consulting, designed to substantially reduce non-interest expenses and to make the Company’s operations more efficient, as further described below.
      Doral Financial has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Company’s restatement, and has reserved $25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Company. Any settlement is subject to acceptance and authorization by the Commission. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.
      Doral Financial continues to cooperate with the SEC and the U.S. Attorney’s Office for the Southern District of New York, as they continue with their investigations. In addition, the Company is complying with the terms of the consent orders with Board of Governors of the Federal Reserve System, the FDIC and the Commissioner of Financial Institutions of Puerto Rico.
      Doral Financial encourages you to read the discussions contained in Part I, Item 1A. Risk Factors, Part I, Item 3. Legal Proceedings, Part II, Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations and Part II, Item 9A. Control and Procedures in this Annual Report on Form 10-K, which highlight some of these and other risks and uncertainties to Doral Financial.
      Changes in Senior Management. There have been significant senior management changes at Doral Financial since the beginning of the restatement process. The following key officers have been appointed to senior management positions:

•	Effective immediately after the filing of this Annual Report, Mr. Glen Wakeman will be appointed as Chief Executive Officer of the Company, replacing John A. Ward, III who had been acting as Chief Executive Officer on an interim basis since September 2005. Since May 30, 2006, Mr. Wakeman has been acting as President and Chief Operating Officer of the Company. Mr. Ward will continue to serve as non-executive Chairman of the Board of Directors. Mr. Wakeman is a 20-year veteran of General Electric Company (“GE”) with a strong background in global consumer finance. Most recently, he was Chief Executive Officer of GE’s Consumer Finance Latin America business. This business, which he started in 1998 for GE, now operates in nine countries and has over 15,000 employees. At GE, Mr. Wakeman was the recipient of GE’s “Heroes of Growth” award for exhibiting excellence in growth leadership.

•	On March 27, 2006, Mr. Lidio Soriano was appointed as Chief Financial Officer of the Company. Mr. Soriano had been serving as Chief Financial Officer on an interim basis since August 2005. Prior to his appointment as interim Chief Financial Officer, Mr. Soriano served as Senior Vice President and Risk Management Director of the Company since January 2005. From June 2004 until January 2005, Mr. Soriano served as President of Doral Money, a New York based subsidiary of Doral Bank — PR, specializing in commercial and construction mortgage lending. Before joining the Company, Mr. Soriano was Vice President in charge of the mortgage division of Citibank’s Puerto Rico operations.

•	In August 2005, Mr. Julio Micheo was appointed as Treasurer of the Company. Mr. Micheo had served as Executive Vice President and Head of Funds Management Group for the Company since January 2005. Prior to that position, Mr. Micheo was President of Doral Securities, the broker dealer subsidiary of the Company.
      These appointments follow the decision of the Board of Directors, in August 2005, to ask for and accept the resignations of Salomón Levis, former chief executive officer and former member of the board, Mario S. Levis, former treasurer, and David Levis, former director emeritus from their positions at Doral Financial and to terminate the employment of Ricardo Meléndez, former chief financial officer, after Mr. Meléndez’s refusal to tender his resignation.
      In addition, on January 31, 2006, Zoila Levis retired from her positions as Chief Operating Officer and President of the Company.
      Restructuring of Certain Prior Mortgage Loan Transfers. Doral Financial has been and continues to be engaged in negotiations with several local financial institutions to restructure certain prior non-conforming mortgage loan transfers, which in certain cases had been originally recorded as sales but were subsequently characterized as secured borrowings. The negotiations are being conducted primarily for the purpose of improving the Company’s capital ratios and clarifying the parties’ rights and obligations and contemplate a number of different alternatives. These alternatives include the negotiation of loan documentation for transactions recharacterized by Doral Financial as secured borrowings, the sale into the market of mortgage loans that are included in Doral Financial’s balance sheet following the recharacterization of transactions, the repurchase of loans from counterparties and the sale of Interest-Only Strips (“IOs”) to counterparties owning the underlying mortgages.
      As part of these negotiations, on April 19, 2006 Doral Financial entered into an agreement with Banco Santander Puerto Rico (“BSPR”), a wholly-owned subsidiary of Santander Bancorp, pursuant to which Doral Financial agreed to acquire from BSPR approximately $617 million of mortgage loans previously sold by Doral Financial to BSPR during 2004 and the first quarter of 2005. This transaction closed in two parts on May 15 and May 16, 2006. Substantially all the mortgage loans purchased from

BSPR were resold to a U.S. financial institution on a servicing retained basis on the same date of the purchase. No IOs were created by Doral Financial as part of the subsequent sale of the mortgage loans.
      Under the original sale agreements with BSPR, Doral Financial was required to pay BSPR a floating pass-through rate tied to the London Interbank Offered Rate (“LIBOR”). Doral Financial also retained a call option which granted it a right to repurchase the mortgage loans at par if the floating pass-though rate was equal or exceeded the weighted-average interest rate on the underlying mortgages. The sale treatment for these transactions was not revised as part of the Company’s restatement of its financial statements for the five year period ended December 31, 2004. However, during the first quarter of 2006, as a result of the continued rise in short-term interest rates the floating pass-through rate exceeded the weighted average interest rate on the underlying mortgages, causing the Company’s call right to become exercisable. Under accounting rules, because the call right became exercisable at the option of Doral Financial, approximately $613 million of mortgage loans had to be brought back on Doral Financial’s balance sheet during the first quarter of 2006.
      On May 25, 2006, Doral Financial entered into a series of credit agreements with FirstBank Puerto Rico (“FirstBank”), a wholly-owned subsidiary of First Bancorp, to document as secured borrowings the loan transfers between the parties that prior to the restatement had been accounted for as sales. The aggregate amount of the borrowings documented under the credit agreements was approximately $2.9 billion. The borrowings accrue interest at a floating rate based on a spread over the applicable 90-day LIBOR subject to a cap and are subject to amortization schedules tied to the scheduled amortizations of the underlying mortgage loans subject to a maximum maturity of 10 years. The borrowings are subject to mandatory prepayments as a result of actual prepayments on, or sales of, the underlying mortgage loans, and the Company may prepay the borrowings at any time, without premium or penalty. On May 30, 2006, Doral Financial sold to a U.S. financial institution on a servicing retained basis approximately $2.4 billion of the loans securing these borrowings and reduced the outstanding principal balance of the borrowings to $450 million. No IOs were created by Doral Financial as part of the subsequent sale of the mortgage loans.
      On June 30, 2006, Doral Financial entered into an agreement with Westernbank Puerto Rico (“Westernbank”), a wholly owned subsidiary of W Holding Company, Inc., to restructure all outstanding mortgage loan sale transactions between the parties. As of May 31, 2006, the unpaid principal balance of all mortgage loans previously sold by Doral Financial to Westernbank was approximately $954 million.
      Pursuant to the agreement, Doral Financial agreed to transfer to Westernbank its retained interest on the mortgage loans, which was equal to the excess of the weighted-average interest rate on the mortgage loans over the floating pass-through rate payable to Westernbank. As a result, Doral Financial will no longer pay Westernbank a floating pass-through rate, which as of the date of the agreement, exceeded the weighted average coupon with respect to certain mortgage loan pools. In addition, Doral Financial and Westernbank entered into a master servicing agreement pursuant to which Doral Financial will continue servicing the mortgage loans in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. Doral Financial also agreed to repurchase from Westernbank at par any mortgage loans that were 90 or more days delinquent as of May 31, 2006.
      Under the original sale agreements with Westernbank, Doral Financial was required to pay Westernbank a floating pass-through rate tied to LIBOR. Doral Financial also had certain limited recourse obligations with respect to delinquent mortgage loans (generally the obligation to repurchase up to 15% of the principal amount of the mortgage loans sold) and retained a call option to repurchase the mortgage loans at par if the floating pass-through rate equaled or exceeded the weighted-average interest rate on the underlying mortgages. In connection with the restructuring agreement, Westernbank agreed to discharge and terminate in full Doral Financial’s recourse obligations under the original mortgage sale agreements (except for obligations with respect to certain representations and warranties made in the original mortgage sale agreements, which will survive for a six month period following the closing of the restructuring agreement).

      New Business Strategy. The Company has designed changes to its business strategies that are principally intended to produce revenues and earnings streams that are more stable and transparent. Among the changes in business strategies are the following:

•	retention of more loans in portfolio to increase net interest income;

•	diversification of loan product offerings;

•	continued emphasis on fee income;

•	diversification of loan sale and securitization channels for mortgage loans and a better balance between cash gains and non-cash gains on mortgage loan sales; and

•	more efficient product delivery systems.

Emphasis on Lending Activities and Retention of a Greater Portion of Loan Production
      In the past, Doral Financial strived to sell a significant portion of its internal mortgage loan production. Management has made an evaluation of its business strategy and has made a decision to evolve into a more traditional lending institution with less emphasis on trading and investment activities. Management believes that lending activities and the retention of a greater proportion of the loans originated through these activities will provide a more stable stream of income for the Company and reduce the Company’s exposure to interest rate risk associated with trading and investment activities. Management, therefore, intends to retain a significant amount of its future internal loan originations in order to increase its net interest income, subject to liquidity needs and interest rate risk considerations. As part of this strategy, the Company is in the process of strengthening its credit underwriting procedures. Most of the loans retained will be retained in the Company’s banking subsidiaries and funded primarily through retail deposits, brokered deposits, and Federal Home Loan Bank of New York advances. The Company is also considering ways of consolidating some of its lending activities into Doral Bank — PR, its principal banking subsidiary. This would increase operational efficiency and facilitate the funding of lending activities.

Diversification of Loan Product Offerings
      As the Company evolves into a more traditional lending institution it intends to expand the loan products offered by its banking subsidiaries. While the Company has diversified its revenues by entering into the banking business, its banking subsidiaries have primarily originated residential mortgage loans. In recent years, Doral Financial’s banking subsidiaries have increased their origination of commercial loans and construction loans secured by real property. The Company will seek to leverage its customer relations with mortgage clients to cross sell a number of different consumer loan products and financial services.

Continued Emphasis on Fee Income
      The Company intends to increase the fee income it earns from its insurance agency activities, as well as from other banking and financial services. The Company intends to increase this fee income by further penetrating its mortgage banking client base (it currently acts as agent for insurance products with respect to approximately 80% of the mortgage loans it services), offering a greater variety of insurance products to its client base and earning a larger portion of the insurance premiums paid by its clients by acting as a general agent and eliminating the portion of the premium payable to co-agents. The Company is also considering making wholesale purchases of insurance agency portfolios and purchasing of one or more insurance agencies, as well as seeking alliances with strategic partners. The Company will also strive to increase fee income from traditional banking products and services. The Company believes that it can increase insurance and banking fees without significantly increasing recurring general and administrative expenses.

Diversification of Loan Sale Outlets
      For that portion of its loan originations that it intends to continue selling, the Company will seek to diversify its loan sale channels and will look to enter into new sale and securitization transactions with FNMA, FHLMC, U.S. investment banking firms and local financial institutions. As part of this strategy, the Company will seek to reduce sales of mortgage loans with recourse. In fact, all of Doral Financial’s mortgage loan sale transactions since the third quarter of 2005 and until the date of this Annual Report have been on a non-recourse basis. The Company will seek loan channels that allow it to maintain a more balanced mix between cash gains and non-cash gains in the form of fixed rate IOs and MSRs. The Company made sales during the first half of 2005 that have produced cash gains and higher MSRs by negotiating a higher contractual servicing fee. Also, during the fourth quarter of 2005 and for the first time in more than 10-years, the Company sold loans to a major U.S. mortgage dealer for future securitization and sale into the U.S. asset-backed securities market. The Company has made additional loan sales to U.S. mortgage dealers during the first half of 2006. The diversification of loan sales channels is an important step towards ensuring the profitability and liquidity of the Company.
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

More Efficient Product Delivery Systems
      The Company understands that it has now created an effective branch system through the most important markets in Puerto Rico and is now carefully examining the profitability of existing branches. This process may result in the consolidation or elimination of branches that are considered unprofitable or duplicative. While the Company may open additional branches in strategic locations, it intends to use technology to provide product and service delivery systems that are less expensive to build and operate than traditional branches.
      Reengineering and Cost Reduction Program. Over the last five years, the Company’s expenses have grown at a compounded average growth rate of 16%. The growth in expenses was partly a result of the rapid expansion of the Company’s banking and mortgage franchises. The Company has commenced a reengineering and cost reduction program that includes the following key elements:

•	outsourcing certain information technology and back office functions;

•	reengineering and consolidating mortgage banking back office processes;

•	optimizing mortgage and banking locations;

•	leveraging existing capacities; and

•	promulgating cost discipline across all business units.
      The measures have resulted in a substantial reduction in headcount, which has been reduced from 2,522 as of December 31, 2005 to 1,866 as of June 15, 2006. The Company estimates that beginning in 2007 this program will result in annualized cost savings of at least $50 million and will allow the Company to improve its efficiency ratio. Because of the severance benefits offered to displaced employees there will not be a significant financial benefit in 2006 from the reduction in headcount.
Mortgage Banking Business
      Doral Financial has historically conducted its mortgage banking activities in Puerto Rico through its four mortgage banking units — HF Mortgage Bankers, an operating division at the parent company level, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Mortgage Corporation. On the mainland United States, Doral Financial conducts its mortgage banking activities through its subsidiary, Doral Money, Inc. Doral Financial operates 56 mortgage banking offices in Puerto Rico and one office on the mainland United States. During the second quarter of 2006, Doral Financial, made a strategic decision to consolidate its mortgage banking activities into its two principal mortgage banking units — HF Mortgage Bankers and Doral Mortgage Corporation in order to achieve operational efficiency and strengthen its two principal brands.
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
      Doral Financial offers a variety of mortgage loan products that are designed to meet consumer needs and competitive conditions. Doral Financial has traditionally emphasized 15- to 30-year fixed rate first mortgage loans secured by single family residences. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by the FHA, VA or RHS and those that are not. The latter type loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not are referred to as non-conforming loans.
      Doral Financial’s current principal mortgage loan products are summarized below:

FHA and VA loans. These are 15- to 30-year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2005, the maximum loan amount for a VA loan was $333,700 and for FHA loans the maximum loan amount ranged from $200,160 to $247,000, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $390,000, for a four-family dwelling.

RHS loans. These are 30-year first mortgage loans made to low income individuals that qualify for the guarantee program of RHS. As of December 31, 2005, the maximum loan amount for an RHS loan was based on an income table which is revised periodically.

Conforming conventional loans. These are loans that satisfy the underwriting criteria for standard sale or exchange programs of FNMA or FHLMC. As of December 31, 2005, the maximum loan amount for conforming conventional loans was $359,650, for a one-family dwelling.

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

Other mortgage loans. Doral Financial’s mortgage banking units also originate construction loans for owner occupied single family residences and real estate development projects, as well as land loans and loans secured by income producing residential, multi-family and commercial properties. However, most construction loans for real estate development projects are originated by Doral Bank — PR. See “Banking Activities.”
      For additional information on Doral Financial’s mortgage loan originations, refer to Table H — Loan Production included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report.

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

Retail branch network. Doral Financial operates 56 mortgage banking offices in Puerto Rico and one branch office in the mainland United States. Customers are sought through aggressive advertising campaigns in local newspapers, as well as television, direct mail and telemarketing campaigns. Doral Financial emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers. Doral Financial’s mortgage banking units also target the realtor community by emphasizing the same quality of service provided to customers.

New housing unit. In Puerto Rico, Doral Financial maintains a separate unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the purchase of homes in newly developed housing projects. During the year ended December 31, 2005, Doral Financial originated approximately $563 million of mortgage loans to finance the purchase of homes within new housing projects, compared to $539 million for the year ended December 31, 2004.

Wholesale activities. Doral Financial purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of conventional mortgage loans. For the years ended December 31, 2005 and 2004, total loan purchases amounted to approximately $483.1 million and $606.5 million, respectively. In the past, Doral Financial has also purchased conforming mortgage loans on a wholesale basis from a U.S. financial institution without the related servicing rights. Such wholesale purchases amounted to $2.0 billion and $2.3 billion for 2005 and 2004, respectively. These loans were generally securitized into FNMA or FHLMC securities and sold into the market. During the third quarter of 2005, Doral Financial made the determination to terminate its program of purchasing loans in bulk without the associated servicing rights.

New York multi-family and commercial real estate lending subsidiary. During 1998, Doral Financial established Doral Money, Inc., a lending subsidiary in the New York City metropolitan area that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties, including bridge loans and loans to finance the rehabilitation of multi-family residential buildings. During the years ended December 31, 2005 and 2004, this subsidiary originated approximately $60 million and $42 million, respectively, of mortgage loans, consisting principally of this type of mortgage product.

Construction loans. Construction loans on residential housing developments are primarily originated by a specialized unit within the HF Mortgage Bankers Division and by Doral Bank — PR. See “Banking Activities.”
      For more information on Doral Financial’s loan origination channels, refer to Table I — Loan Origination Sources in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report.
Loan Underwriting
      Doral Financial’s underwriting standards comply with the relevant guidelines set forth by HUD, VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable.
      In connection with the changes to Doral Financial’s business strategies, the Company’s current management determined that Doral Financial’s underwriting procedures and controls were not sufficiently robust or effective to enable the Company to fully benefit from the U.S. institutional secondary market for non-conforming loans or consistent with the Company’s goals of retaining a greater portion of loan production and improving the quality of its loan portfolio. Accordingly, Doral Financial’s current management, with the assistance of outside experts, is in the process of reviewing and improving the Company’s loan application and underwriting procedures and controls.
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
Loan Servicing
      When Doral Financial sells originated or purchased mortgage loans, it generally retains the right to service such loans and to receive the associated servicing fees. Doral Financial’s principal source of servicing rights has traditionally been its mortgage loan production. Doral Financial also seeks to purchase servicing rights in bulk when it can identify attractive opportunities.
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
      Doral Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Financial may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. Refer to Table J — Mortgage Loan Servicing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this report for detailed information on the composition and movement of Doral Financial’s mortgage loan servicing portfolio.
      The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or FHLMC or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. Doral Financial has often sold non-conforming loans on a partial recourse basis. For additional information regarding recourse obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Activities.”
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
Sale of Loans and Securitization Activities
      Residential Mortgage Loans. Doral Financial customarily sells or securitizes a significant portion of the residential mortgage loans that it originates and purchases. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2005 and 2004, Doral Financial issued approximately $322 million and $411 million, respectively, in GNMA-guaranteed mortgage-backed securities.
      Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2005 and 2004, Doral Financial securitized approximately $1.0 billion and $491.8 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2005 and 2004, Doral Financial sold approximately $317.1 million and $425.3 million, respectively, of loans through the FNMA and FHLMC cash window program.
      In the past, the Company generally sold mortgage loans that did not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) in bulk to local financial institutions or to FNMA or FHLMC and other financial institutions in negotiated transactions. Doral Financial’s bulk sales historically have operated very similar to securitization transactions because when Doral Financial sells a pool of loans to an investor it retains the servicing rights and agrees to pay the purchaser a specified pass-through rate for the entire pool, which is below the weighted-average coupon of the underlying mortgage loans. Any amounts received on the mortgages above the pass-through rate are retained by Doral Financial. The pass-through rate paid to the investors may be a fixed rate, but more often is a variable rate generally based on a spread over the three-month LIBOR. The present value of the future cash flows retained by Doral Financial above any contractual servicing fees are recognized on Doral Financial’s financial statements as IOs.
      The fair values assigned to the IOs and the mortgage servicing rights reduce the carrying amount of the loan sold. The gain realized on the sale of the loan is determined by the difference between the sales price for the loan and its carrying amount. See “Management’s Discussion Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a more detailed discussion of the impact of IOs on Doral Financial’s consolidated financial statements.
      Doral Financial’s non-conforming loan sales have been generally made on a limited recourse basis. As of December 31, 2005 and 2004, Doral Financial was servicing mortgage loans with an aggregate principal amount of $2.4 billion and $1.8 billion, respectively, on a recourse basis. As of December 31, 2005 and 2004, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse, including recourse obligations to FNMA and FHLMC, was approximately $1.8 billion and $884.8 million, respectively. As of December 31, 2005 and 2004, Doral Financial recognized an estimated recourse liability of $17.2 million and $11.4 million, respectively, to absorb potential losses from such recourse arrangements.
      Commencing in the fourth quarter of 2005 and continuing throughout 2006, the Company began selling non-conforming loans to major financial institutions in the mainland United States on a non-

recourse basis. The Company will seek to continue to diversify secondary market outlets for its non-conforming loan products both in the mainland United States and Puerto Rico. See “— Recent Significant Events” above for additional information regarding certain changes to the Company’s business strategy.
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
      Under the Puerto Rico Internal Revenue Code of 1994 (the “PR Code”), the interest received on FHA and VA loans used to finance the original purchase of newly constructed housing in Puerto Rico and mortgage-backed securities backed by such loans is exempt from Puerto Rico income taxes. This favorable tax treatment allows Doral Financial to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the mainland United States, and also to reduce its effective tax rate through the receipt of tax-exempt interest.
Banking Activities
      Doral Financial is engaged in commercial banking activities in Puerto Rico through its subsidiary, Doral Bank — PR. As of December 31, 2005, Doral Bank — PR operated through 42 branches in Puerto Rico. Doral Bank — PR offers a variety of mortgage products similar to those offered by Doral Financial’s mortgage banking units. Doral Bank — PR’s lending activities are concentrated primarily on the origination of residential mortgage loans and are closely integrated with Doral Financial’s mortgage banking units as described below. Residential mortgage loans originated by Doral Bank — PR are usually sold through Doral Financial’s mortgage banking units. As of December 31, 2005, Doral Bank — PR had a portfolio of mortgage loans held-for-sale of approximately $1.2 billion, which includes mortgage loans held-for-sale by Doral Bank — PR’s wholly-owned subsidiaries, Doral Money and Doral International. As of December 31, 2005, Doral Bank — PR had loans classified as loans receivable of approximately $2.1 billion of which $872.3 million consisted of loans secured by residential mortgages. Doral Bank — PR is also actively involved in originating construction loans to finance the construction of residential home developments and commercial real estate projects. Doral Bank — PR is also actively engaged in granting commercial loans secured by real estate collateral.
      Doral Bank — PR’s mortgage origination activities are closely integrated with Doral Financial’s mortgage banking units through a Master Loan Production Agreement. Under this agreement, Doral Financial’s mortgage banking units have agreed to assist Doral Bank — PR meet its stated mortgage loan production goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank — PR’s underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements. Doral Bank — PR independently underwrites all loans closed through the Master Loan Production Agreement. In the future, Doral Bank — PR may determine to engage in direct mortgage loan originations through its branch network.
      Doral Bank — PR is also a party to a Master Servicing and Collection Agreement (the “Master Servicing Agreement”) with Doral Financial’s mortgage banking units, whereby these units have agreed to service all of Doral Bank — PR’s loans originated after the date of the Master Servicing Agreement. Under the terms of the Master Servicing Agreements, Doral Financial is entitled to receive a servicing fee, net of guarantee fees, ranging from 25 to 44 basis points of the outstanding principal amount of the loans being serviced. Doral Bank — PR, however, retains the right to terminate Doral Financial’s servicing rights, without cause, upon notice to Doral Financial.
      Doral Financial is also engaged in the banking business in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank — NY. Doral Bank — NY offers retail banking services and products and currently operates ten branch locations in the New York City metropolitan area.

To date, Doral Bank — NY has focused its lending activities on loans secured by multi-family apartment buildings and commercial properties located in the New York City metropolitan area, as well as on taxi medallion loans. Doral Bank — NY also purchases conforming residential loans without the related servicing rights from financial institutions.
      Doral Bank — NY is a party to Master Loan Production, and Master Servicing and Collection Agreements with Doral Financial’s mortgage banking units similar to those in effect for Doral Bank — PR.
      In addition to originating residential mortgage loans, construction loans and commercial loans secured by multi-family buildings, Doral Bank — PR and Doral Bank — NY also originate consumer loans, unsecured commercial loans and loans secured by undeveloped real property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans Receivable,” below for detailed information regarding Doral Financial’s portfolio of loans receivable.
      Doral Bank — PR and Doral Bank — NY complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services, as well as through trading activities through its international banking entity subsidiary, in the case of Doral Bank — PR. See “Other Investment Activities” below.
      For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiaries please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Form 10-K.
Institutional Securities Operations
      Doral Financial is involved in the securities business through Doral Securities, Inc., a broker-dealer firm registered with the SEC and a member of the National Association of Securities Dealers, Inc. (the “NASD”). Doral Securities provides institutional brokerage, financial advisory and investment banking services. During 2002, Doral Financial sold its retail securities brokerage business to UBS Financial Services. As part of the transaction, UBS Financial Services agreed to provide retail securities services in selected Doral Financial bank branch locations and to pay Doral Financial a base rent plus a portion of all commissions earned with respect to sales of securities at these locations.
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
      As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company further reduced its institutional securities operations by terminating its institutional sales and investment banking services. Doral Securities is currently conducting certain asset management activities and maintains a small portion of the Company’s trading securities portfolio. The Company is currently considering the future viability of this operation.
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

      Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment and Trading Activities” and to Notes 5, 6, 7 and 8 to Doral Financial’s consolidated financial statements for more detailed information on Doral Financial’s investment activities.
Insurance Agency Activities
      Taking advantage of the cross-marketing opportunities provided by financial modernization legislation, during 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the issuance of insurance policies by unaffiliated insurance companies. During 2005, 2004 and 2003, Doral Insurance Agency produced insurance fees and commissions of $12.4 million, $11.9 million and $7.9 million, respectively. Doral Insurance Agency anticipates continued growth as it expands the products and services it provides and continues to cross market its services to Doral Financial’s existing customer base.
Puerto Rico Income Taxes
      On August 1, 2005 the Government of Puerto Rico approved legislation that imposed a special transitory income tax of 2.5% to certain corporations, including Doral Financial and its subsidiaries in Puerto Rico. The actual statutory income tax rate of 39% increased to 41.5%. This law is effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank — PR, Doral Mortgage or any other Puerto Rico subsidiary subject to tax under the PR Code.
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
      On August 22, 2004, local legislation was enacted to provide a temporary reduction in the long-term capital gain tax rates. The law amended the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004, through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the second quarter of 2005, the Company completed an intercompany sale of approximately $39.9 million in IOs (based on the valuation methodology used prior to the restatement) to accelerate the realization of long-term capital gains that had been deferred for tax purposes. The value, after making all relevant adjustments as a result of the restatement, approximates $15.6 million. The sale yielded a tax benefit of $2.6 million.
      Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets including certain U.S. government and agency securities. The results of Doral Financial for the years ended December 31, 2004 and 2003 include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. In connection with local legislation enacted on January 8, 2004, designed to encourage international banking entities to operate as separate legal entities rather than operating divisions, effective March 31, 2004, Doral Financial phased out the operations of Doral Overseas. The investing activities previously carried out by Doral Overseas are now conducted by Doral International, Inc., an international banking entity and a wholly-owned subsidiary of Doral Bank — PR.
United States Income Taxes
      Except for Doral Bank — NY and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its Puerto Rico subsidiaries are generally only required to pay United States income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from United States sources. Doral Bank — NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States.
Employees
      At January 31, 2006, Doral Financial employed 2,317 persons, of which 2,192 were employed in Puerto Rico. Of these, 1,225 were employed in mortgage banking, with 727 involved in loan production and sale activities and 204 involved in loan servicing activities. As of such date, Doral Financial’s banking, broker-dealer and insurance agency operations employed 1,080, one, and 11 employees, respectively. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.
Segment Disclosure
      For information regarding Doral Financial’s operating segments, please refer to Note 33 to Doral Financial’s consolidated financial statements “Segment Information” and the information provided under the caption “Operating Segments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-K.
      Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico based operations accounted for 97% of Doral Financial’s consolidated assets as of December 31, 2005 and 94% of Doral Financial’s consolidated revenues for the year then ended. Approximately, 95% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	December 31,

	2005	2004	2003

Puerto Rico	95%	97%	97%
United States	5%	3%	3%
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
      The Economy. The economy of Puerto Rico is closely integrated with that of the mainland United States. During the fiscal year ended June 30, 2005, approximately 83% of Puerto Rico’s exports went to the United States mainland, which was also the source of approximately 50% of Puerto Rico’s imports. Factors affecting the Unites States economy usually have a significant impact on the performance of Puerto Rico’s economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, the rate of inflation, and tourist expenditures. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the United States.
      The economy of Puerto Rico is dominated by the manufacturing and service sectors. The manufacturing sector has experienced a basic change over the years as a result of increased emphasis on higher wage, high technology industries such as pharmaceuticals, biotechnology, electronics, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment. The service sector also plays a major role in the economy. It ranks second only to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment. In recent years, the service sector has experienced significant growth.
      Gross product increased from $44.0 billion (in current dollars) for fiscal 2001 to $53.4 billion (in current dollars) for fiscal 2005. Since fiscal 1985, personal income per capita has increased consistently each fiscal year. In fiscal 2005, personal income per capita was $12,502. Average employment increased from 1,144,120 in fiscal 2001 to 1,237,593 for fiscal 2005, an increase of 8.2%. Unemployment, although a relatively low historical levels, remains above the Unites States average. The average unemployment rate decreased from 11.4% in fiscal 2004 to 10.6% in fiscal 2005. The unemployment rate for the first nine months of fiscal year 2006 was 11.2%, an increase from 10.4% for the same period of fiscal year 2005.
      Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the U.S. dollar and the level of interest rates and changes to existing tax incentive legislation as discussed below. Currently, after a number of downward revisions reflecting a deterioration in several key economic indicators, the Puerto Rico Planning Board forecasts an increase in the real gross national product of 1.2% for the fiscal year ended June 30, 2006 and of 0.6%. for the fiscal year ending June 30, 2007. Among the variables contributing to the Planning Board’s reductions in forecasts are the persistent high levels of oil prices, the upward trend in short-term interest rates, the depreciation of the dollar (which affects the value of imports from foreign countries, which account for approximately 50% of total imports to Puerto Rico), and the deceleration of public investment due to the Commonwealth’s budget deficits (which could further reduce activity in construction and other sectors).
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

Current Fiscal Situation
      During 2005 and 2006, the Commonwealth of Puerto Rico considered several alternatives for a comprehensive tax and fiscal reform. On July 4, 2006, the Puerto Rico legislature approved legislation amending the PR Code to provide, among other things, for a general sales and use tax of 5.5%, a municipal sales and use tax of 1.5% and certain tax relief measures to be implemented as part of the tax reform. Although the tax and fiscal reforms have been adopted, there is no assurance that such measures will generate the projected revenues or savings. It is impossible for the Company to predict the impact that current fiscal situation of the Commonwealth will have on the Puerto Rico economy and thus on Doral Financial’s results of operations.
      Ratings of Commonwealth of Puerto Rico Obligations. In May 2005, Moody’s and S&P announced downgrades to the Commonwealth’s general obligation debt rating. Moody’s and S&P lowered their respective ratings on the Commonwealth’s general obligation debt from “Baa1” to “Baa2” and from “A-” to “BBB.” Among the reasons given by the rating agencies for the reduction in the ratings were the concern for the Commonwealth’s financial performance, particularly the structural imbalance in its budget, the low funding ratio of the Employees Retirement System of the Commonwealth and its instrumentalities, the uncertainty surrounding the approval of a budget for fiscal year 2006 and the availability of additional recurring revenue sources. For more information relating to the rating downgrades please refer to www.moodys.com and www.standardandpoors.com.
      On March 22, 2006, S&P placed the Commonwealth’s rating on CreditWatch with negative implications as a result of the Commonwealth’s anticipated budget deficit for fiscal year 2006, slow progress on tax and fiscal reform and the apparent political impasse regarding these measures. S&P has indicated that it may take further rating action. On July 20, 2006, S&P affirmed its “BBB” general obligation debt rating and removed the ratings from CreditWatch with negative implications. The rating outlook for the general obligation debt remains negative.
      On February 24, 2006, Moody’s placed the Commonwealth’s general obligation rating of “Baa2” on its Watchlist for review and possible downgrade. Moody’s also placed on its Watchlist all other bonds issued by various Commonwealth instrumentalities whose credit is directly or indirectly linked to that of the Commonwealth. On May 2, 2006, Moody’s issued a report in response to the partial shutdown of the Commonwealth’s government. In the report, Moody’s stated that a prolonged political stalemate with respect to the resolution of the Commonwealth’s budget deficit for fiscal year 2006 will have negative ratings implications.
      On May 8, 2006, Moody’s downgraded the Commonwealth’s general obligation and appropriation bond ratings from “Baa2” to “Baa3” and from “Baa3” to “Ba1,” respectively, and kept the ratings on Watchlist for possible further downgrade. Moody’s action reflected the Commonwealth’s strained financial condition, ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. On July 21, 2006, Moody’s removed the Commonwealth’s general obligation and appropriation bond ratings from Watchlist. The rating outlook for the Commonwealth’s general obligation and appropriation bond remains negative.
REGULATION AND SUPERVISION
Mortgage Banking Business
      Doral Financial’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own financial requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act,

Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner, with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products. Although Doral Financial believes that it is in compliance in all material respects with applicable federal and Puerto Rico laws, rules and regulations, there can be no assurance that more restrictive laws or rules will not be adopted in the future, which could make compliance more difficult or expensive, restrict Doral Financial’s ability to originate or sell mortgage loans or sell mortgage-backed securities, further limit or restrict the amount of interest and other fees earned from the origination of loans, or otherwise adversely affect the business or prospects of Doral Financial.
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
      Doral Bank — PR is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC and the Office of the Commissioner. Doral Bank — NY is subject to supervision and examination by the OTS and the FDIC. Doral Financial’s banking subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Doral Financial’s banking subsidiaries. In addition to the impact of regulation, commercial and savings banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.
      On March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part  I, Item 3. Legal Proceedings, in this Form 10-K.
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

Holding Company Structure
      Doral Bank — PR and Doral Bank — NY, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, are subject to restrictions under federal law that govern certain transactions with Doral Financial or other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases and sales. Such transactions by any depository institution subsidiary with Doral Financial, or with any one of Doral Financial’s non-banking subsidiaries, are limited in amount to 10% of the depository institution’s capital stock and surplus and, with respect to all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit by the depository institution subsidiary are required to be secured in specified amounts and must be at market rates and on terms and conditions that are consistent with safe and sound banking practices. All other transactions between Doral Financial or any of its non-banking subsidiaries and any of the depository institution subsidiaries, while not subject to quantitative or collateral requirements, are subject to the requirement that they be on terms and conditions no less favorable to the banking subsidiary than would be available to unaffiliated third parties.
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
      The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BCS”). The BCS is a committee comprised by central bank governors and bank supervisor authorities of the Group of Ten countries (G10). The BCS is in charge of developing broad policy guidelines used by each country’s supervisor to determine its own supervisory guidelines. In June 26, 2004 (subsequently amended in November 2005), the BSC released a proposal to replace the 1988 capital accord with a new set of guidelines. The new Basel Accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 capital accord does not include a separate capital requirement for operational risk, which is defined under the proposed accord as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events.
      On September 30, 2005, the U.S. banking regulators delayed the U.S. implementation of Basel II by one year. The current U.S. implementation timetable consists of parallel calculations under the current regulatory capital regime (Basel I) and Basel II, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have also reserved the right to change how Basel II is applied in the U.S., and retain the existing Prompt Corrective Action and leverage capital requirements applicable to U.S. banking organizations. The new timetable, clarifications, and other proposals will be set forth in a notice of proposed rulemaking (NPR), which the U.S. banking regulators are expected to issue during 2006.
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
      The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and federal savings banks, such as Doral Bank — PR and Doral Bank — NY, respectively, that are substantially similar to those adopted by the Federal Reserve for bank holding companies.
      Set forth below are Doral Financial’s, Doral Bank — PR’s and Doral Bank — NY’s capital ratios at December 31, 2005, based on existing Federal Reserve, FDIC and OTS guidelines.

		Banking Subsidiaries

				Well
				Capitalized
	Doral Financial	Doral Bank — PR	Doral Bank — NY	Minimum

Total capital ratio (total capital to risk weighted assets)	12.7%	19.9%	17.2%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	11.7%	19.1%	16.7%	6.0%
Leverage ratio(1)	5.5%	6.3%	9.5%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank — PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank — NY.

      As of December 31, 2005, Doral Financial, Doral Bank — PR and Doral Bank — NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Capital Ratios” for additional information regarding Doral Financial’s regulatory capital ratios.
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
      At December 31, 2005, Doral Financial’s banking subsidiaries were well capitalized. Doral Financial’s, Doral Bank — PR’s and Doral Bank — NY’s capital category, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Financial, Doral Bank — PR or Doral Bank — NY, and should be considered in conjunction with other available information regarding the institution’s financial condition and results of operations.
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

      The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank — PR and Doral Bank — NY, but they are not directly applicable to bank holding companies, such as Doral Financial, which control such institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

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
      For purposes of the Riegle-Neal Act amendments to the FDIA, Doral Bank — PR is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act (the “IBA”), Doral Bank — PR is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Doral Bank — PR’s home state. Because Doral Bank — PR does not currently operate in the mainland United States, it has not designated a “home state” for purposes of the IBA. It is not yet possible to determine how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or with respect to which “home state” determination rules will apply.
      As a federal savings bank, Doral Bank — NY is subject to the branching regulations promulgated by the OTS. Such regulations allow Doral Bank — NY to branch on an interstate basis without geographic limitations.

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

Dividend Restrictions
      The payment of dividends to Doral Financial by its banking subsidiaries may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See “— FDICIA.”
      On February 9, 2006, the OTS notified Doral Bank — NY that, until further notice, it could not pay any dividends to Doral Financial without the prior written approval of the OTS. Since its organization in October 1999, Doral Bank — NY has never paid a dividend to Doral Financial.
      On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders prohibit Doral Bank — PR from paying dividends to Doral Financial, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without obtaining prior written approval from the FDIC and Federal Reserve. Historically, Doral Financial has not depended on dividends from its banking subsidiaries to support its operation.
      See “Regulation and Supervision — Banking Operations — Puerto Rico Regulation” for a description of certain restrictions on Doral Bank — PR’s ability to pay dividends under Puerto Rico law. See “Regulation and Supervision — Banking Operations — Savings Bank Regulation,” for a description of certain restrictions on Doral Bank — NY’s ability to pay dividends under OTS regulations.

FDIC Insurance Assessments
      The deposits of Doral Bank — PR and Doral Bank — NY are insured by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC and, accordingly, the banking subsidiaries are subject to FDIC deposit insurance assessments.
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
      Currently premiums related to deposits assessed by both the Bank Insurance Fund (“BIF”) and the SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits. Because of favorable loss experience, well capitalized and well managed banks, including Doral Bank — PR, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.
      As a result of the Federal Deposit Insurance Reform Act of 2005, the FDIC will use a risk-based assessment system to determine assessment rates to be paid by member institutions such as the Bank. Until new regulations are issued with respect to that system, FDIC assessments will continue to range from zero cents to 27 cents per $100 of insured deposits based upon the level of an institution’s capital as well the degree of supervisory concern over the institution.
      The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 1.44 cents per $100 of deposits. As of December 31, 2005, Doral Bank — PR and Doral Bank — NY had a deposit base of approximately $3.9 billion and $379.6 million, respectively (consisting entirely of SAIF assessment deposits).

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
      As of December 31, 2005, Doral Bank — PR and Doral Bank — NY had a total of approximately $1.9 billion and $17.0 million, respectively, of brokered deposits, compared to approximately $1.3 billion and $30.5 million, respectively, as of December 31, 2004. Doral Bank — PR and Doral Bank — NY use brokered deposits as a source of inexpensive long-term funding.

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

Puerto Rico Regulation

General
      As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, Doral Bank — PR is subject to supervision, examination and regulation by the Office of the Commissioner, pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).
      Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank — PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2005, Doral Bank — PR’s reserve fund complied with the legal requirement.
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
      Section 17 of the Banking Law generally permits Doral Bank — PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of Commissioner may permit from time to time. The Office of the Commissioner has permitted up to 50% of retained earnings. As of December 31, 2005, the legal lending limit for Doral Bank — PR under this provision based solely on its paid-in capital and reserve fund was approximately $65.2 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2005, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $145.0 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.
      As a result of the independent investigation conducted in connection with the restatement, certain mortgage loans transfers that were previously reported as purchases of residential mortgage loans are now reflected for accounting and financial reporting purposes as commercial loans secured by mortgages. The impact of such recharacterization on applicable loan to one borrower limitations is not clear. Accordingly, Doral Bank — PR requested an administrative ruling from the Office of the Commissioner providing it with a temporary waiver from compliance with the loans-to-one-borrower limitations to the extent applicable. As of the date of the filing of this Annual Report on Form 10-K, the Company had not received a response from the Office of the Commissioner.
      Section 14 of the Banking Law authorizes Doral Bank — PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank — PR currently operates three subsidiaries, Doral Money, Inc., which engages in mortgage banking activities in the mainland United States, Doral International, Inc., which is licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of the real property securing an interim construction loan and the Company’s decision to continue the development of the residential housing project on a temporary basis.
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
      On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank — PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent orders also prohibit Doral Financial and any of its non-banking affiliates, directly or indirectly, to enter into, participate, or in any other manner engage in any covered transactions with its subsidiary banks, Doral Bank — PR and Doral Bank — NY.

Savings Bank Regulation
      As a federal savings bank, Doral Bank — NY’s investments, borrowings, lending, issuance of securities, establishment of branch offices and all other aspects of its operations are subject to the jurisdiction of the OTS.
      Doral Bank — NY’s payment of dividends is subject to the limitations of the capital distribution regulation promulgated by the OTS. The OTS’ regulation determines a savings bank’s ability to pay dividends, make stock repurchases, or make other types of capital distributions, according to the institution’s capital position. The rule establishes amounts of capital distributions that institutions can make after providing notice to the OTS, without constituting an unsafe or unsound practice. Institutions that do not meet their capital requirements can make distributions only with the prior approval of the OTS.
      For savings banks such as Doral Bank — NY that meet all applicable capital requirements may make a distribution without an application in an amount equal to the sum of (i) the current year’s net income and (ii) the retained net income (net income less capital distributions) from the preceding two years; so long as the association continues to satisfy applicable capital requirements after the distribution. If such distribution would cause Doral Bank — NY to fall below the well-capitalized requirement, a prior 30-day notice to the OTS is required.
      OTS regulations generally permit Doral Bank — NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2005, the legal lending limit for Doral Bank — NY under this regulation was approximately $9.1 million. Doral Bank — NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank — NY’s expanded aggregate legal lending limit under this provision was approximately $15.1 million as of December 31, 2005.
      On February 9, 2006, the OTS notified Doral Bank — NY that, until further notice, it could not pay any dividend to Doral Financial without the prior approval of the OTS. The OTS also directed Doral Bank — NY not to make any extensions of credit to Doral Financial, purchases of assets or similar transactions, without the prior written consent of the OTS. Since its organization in 1999, Doral Bank — NY has never paid a dividend or made an extension of credit to Doral Financial or purchased any assets from Doral Financial.

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
      The provisions of the Mortgage Banking Law also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. See “— Regulation and Supervision — Mortgage Banking Business.”
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
Availability on Website
      Doral Financial’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge, through its website, http://www.doralfinancial.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, Doral Financial makes available on its website under the heading Corporate Governance its: (i) Code of Business Conduct and Ethics; (ii) Corporate Governance Guidelines; (iii) Information Disclosure Policy; and (iv) the charters of the Audit, Compensation, Corporate Governance and Nominating, and Risk Policy committees, and also intends to disclose any amendments to its code of ethics, or waivers of the code of ethics on behalf of its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, on its website or by writing to the Corporate Secretary at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
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

Item 1A.	Risk Factors.
      Some of the factors that could cause Doral Financial’s actual results for future periods to differ materially from those anticipated are discussed below.
Risks Relating to the Restatement Process

Doral Financial has restated its financial statements.
      Doral Financial may continue to suffer adverse effects from the restatement of its previously issued financial statements that were included in its annual report on Form 10-K for the year ended December 31, 2004, as amended (the “2004 Form 10-K”). In the 2004 Form 10-K, Doral Financial restated its previously reported financial statements for the years ended December 31, 2004, 2003, 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002.
      As a result of these matters, Doral Financial may become subject to fines, settlements, judgments or other penalties or damages in its ongoing SEC investigation or regulatory actions or civil litigation. Any of these matters may also contribute to further ratings downgrades, negative publicity and difficulties in attracting and retaining key clients, employees and management personnel.

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
      Doral Financial cannot predict when these investigations will be completed or what the results of these investigations will be. The effects and results of these or other investigations may have a material adverse effect on Doral Financial’s business, results of operations, financial condition and liquidity. Adverse developments related to such investigations, including any expansion of their scope, could negatively impact the Company and could divert efforts and attention of its management team from Doral Financial’s ordinary business operations. Doral Financial may be required to pay material fines, judgments or settlements or suffer other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. These investigations may adversely affect Doral Financial’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse effect on Doral Financial’s businesses, results of operations and financial condition. In addition, the findings of these investigations may affect the course of the civil litigation pending against Doral Financial, which are more fully described below.

Significant legal proceedings could adversely affect Doral Financial’s results of operations.
      In addition to being subject to litigation in the ordinary course of business, Doral Financial is a party to several legal and regulatory proceedings relating to the restatement. See Part I, Item 3. Legal Proceedings in this Form 10-K. Doral Financial cannot predict at this time the outcome of these proceedings or estimate the potential costs related to the proceedings. It is possible that the Company may be required to pay substantial judgments or settlements that could have a material adverse effect on the Company’s business, results of operations, financial condition or liquidity. In addition, the expenses incurred in connection with these proceedings (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) could have an adverse effect on the Company’s cash position.

Doral Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators and have entered into consent orders with these regulators. These regulators could take action against the Company or its banking subsidiaries.
      As a regulated financial services firm, Doral Financial’s good standing with its regulators is of fundamental importance to the continuation and growth of its businesses. Doral Financial is subject to supervision and regulation by the Board of Governors of the Federal Reserve, Doral Bank — PR is subject to supervision and regulation by the FDIC and the Office of the Commissioner and Doral Bank — NY is subject to supervision and regulation by the OTS and the FDIC. Doral Financial is a bank holding company that qualifies as a financial holding company. As such, Doral Financial is permitted to engage in a broader spectrum of activities than those permitted to bank holding companies that are not financial holding companies. To continue to qualify as a financial holding company, each of Doral Financial’s banking subsidiaries must continue to qualify as “well capitalized” and “well managed.” As of December 31, 2005, Doral Financial and its banking subsidiaries continued to satisfy all applicable capital guidelines. This, however, does not prevent banking regulators from taking adverse actions against Doral Financial or its banking subsidiaries as a result of the restatement or related internal control matters. If Doral Financial were not to continue to qualify as a financial holding company, it might be required to discontinue certain securities and insurance activities and may be prohibited from engaging in new activities without prior regulatory approval.
      Doral Financial is responding to inquiries and requests for documents from the Federal Reserve and the other banking regulators of the Company and its subsidiaries regarding the issues arising from the restatement and related internal-control matters. Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. As discussed in Part I, Item 3. Legal Proceedings, Doral Financial and Doral Bank — PR entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval. Doral Financial cannot predict whether any of these banking regulators will take any further action with respect to Doral Financial or its banking subsidiaries, or, if any such further action were taken, whether such action would have a material adverse effect on Doral Financial.

Recent downgrades in Doral Financial’s credit ratings will increase Doral Financial’s borrowing costs and may lessen Doral Financial’s ability to compete in certain business.
      Following Doral Financial’s announcement of the need to restate its financial statements, the major rating agencies downgraded Doral Financial’s ratings in a series of actions. S&P lowered the long-term senior debt and counterparty ratings of Doral Financial from ‘BBB-’ to ‘B+’ and placed the ratings on Credit Watch Negative. Moody’s lowered Doral Financial’s long term senior debt rating from ‘Baa2’ to ‘B1’ and placed the ratings on outlook of credit negative. Fitch lowered Doral Financial’s long-term senior debt rating from ‘BBB+’ to ‘BB-’ and placed the ratings on Rating Watch Negative. These or further downgrades may adversely affect Doral Financial’s ability to access capital and will likely result in more stringent covenants and higher interest rates under the terms of any future indebtedness.
      Doral Financial relies on external sources of financing to fund its operations. The cost and availability of unsecured financing are generally related to the issuer’s debt ratings. The recent downgrades and any future downgrades in Doral Financial’s debt ratings will increase Doral Financial’s borrowing costs and margin requirements and therefore adversely affect Doral Financial’s liquidity and results of operations and the Company’s ability to refinance existing debt.
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
      Under its senior debt indenture, Doral Financial is required to timely file its periodic reports with the trustee. As a result of the restatement, Doral Financial has not yet filed its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006.
      The failure to file the reports becomes a default with respect to any series under the indenture that would allow the required percentage of holders of a series of debt securities to deliver a notice of default to the trustee or the Company. After receipt of any notice of default, the Company would have a 90-day grace period to cure the default before it became an event of default under the senior debt indenture. As of the date of this Annual Report on Form 10-K, Doral Financial has not received a notice of default with respect to its reports for the first two quarters of 2006 and expects to file such reports before any failure to file could become an event of default.
      If Doral Financial, however, failed to cure a filing default within those 90 days after receipt of that notice of default, the trustee or such holders will have the right to accelerate the maturity of the relevant series of debt securities. This would trigger the cross-acceleration provisions under the other series of debt securities issued under its senior indenture. If such an acceleration were to occur, Doral Financial may be unable to meet its payment obligations. There can be no assurance that under such circumstances Doral Financial would be able to refinance its debt, whether through the capital markets or otherwise, on commercially reasonable terms, or at all.

Management has identified several material weaknesses in Doral Financial’s internal control over financial reporting.
      Doral Financial’s management has concluded that the Company’s internal control over financial reporting was not effective at December 31, 2005 as a result of several material weaknesses included in this report on Form 10-K. As a result, this report includes an adverse opinion from PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on Doral Financial’s internal control over financial reporting. Each material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The Company’s ability to file its periodic reports with the SEC in a timely manner may also be adversely affected by the existence of ineffective controls.
      A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this Annual Report on Form 10-K. While remediation of these weaknesses has begun, Doral Financial has not yet fully implemented its plan for remedying the identified material weaknesses, and there can be no assurance as to when the remediation plan will be fully implemented or that it will be effective. Remediation work continues through and may extend beyond 2006.

Doral Financial does not expect to be able to access the public capital markets until all of its filings with the SEC are up to date.
      Doral Financial anticipates that, once it is current in its filings with the SEC, it, depending on market conditions, may be able to access the Rule 144A market. However, Doral Financial will be unable to access the U.S. public securities markets until it has filed and the SEC has declared effective a new registration statement or post-effective amendments to existing registration statements under the Securities

Act of 1933. Depending on the SEC’s review of these filings, this process may take several months or longer.
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
      Doral Financial has not yet filed with the SEC its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006. The Company expects to file this report as soon as practicable after the date of this Annual Report on Form 10-K. Until the Doral Financial files this quarterly report, there will be limited public information available concerning the Company’s more recent results of operations and financial condition. The absence of more recent financial information may have a number of adverse effects on Doral Financial and its securities, including a decrease in the market price of the Company’s securities and an increase in the volatility of such market price.

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
      Interest rate risk is the primary market risk affecting Doral Financial. Changes in interest rates can adversely affect the following areas of its business:

•	the number of mortgage loans it originates and purchases;

•	the net interest income it earns on loans and securities;

•	its gain on the sale of loans;

•	the value of its securities holdings; and

•	the value of its servicing asset and IOs.
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

      Significant increases in interest rates may reduce the value of Doral Financial mortgage loans, securities’ holdings and floating rate IOs. Significant increases in interest rates may reduce the value of Doral Financial’s financial assets and may have an adverse impact on its earnings and financial condition. Doral Financial owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise. In addition, most of Doral Financial’s IOs are related to mortgage pools in which the pass-through rates payable to investors is a floating rate based on a spread over the three-month LIBOR. Accordingly, significant unexpected increases in short-term interest rates reduce the spread received on Doral Financial’s IOs and adversely affect its value. For mortgage loan sales contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in fair value of the Company’s IOs may exceed the carrying value of the IOs, creating a liability instead of an asset. Doral Financial must recognize decreases in the value of the IOs against its current period earnings.
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

Doral Financial must identify and satisfy the requirements of new loan sale channels for its non-conforming mortgage loan production.
      Prior to the announcement that it would have to restate its financial statements, Doral Financial historically sold a significant portion of its non-conforming loan production to local financial institutions at relatively high gain on sale margins through the creation of floating rate IOs. Because of the uncertainty surrounding the restatement process, the Company has not been able to sell its non-conforming loan production in the local market and, in the fourth quarter of 2005, began selling non-conforming loans to U.S. financial institutions, on a non-recourse basis, in transactions that did not involve the creation of IOs and resulted in a significantly lower gain on sale margin. While Doral Financial is seeking to broaden sales channels for its non-conforming mortgage loan production, it anticipates that these new sales channels will continue to result in considerably lower gain on sales margins compared to those obtained in past sales in the local Puerto Rico market, thereby adversely affecting its profitability. In addition, these new channels require that the Company adopt and maintain more stringent underwriting and pricing criteria, which has affected and may continue to affect the Company’s share of Puerto Rico’s loan production.

Doral Financial is exposed to credit risks from mortgage loans held pending sale and mortgage loans that have been sold subject to recourse arrangements.
      Doral Financial is generally at risk for mortgage loan defaults from the time it funds a loan until the time the loan is sold or securitized into a mortgage-backed security. Doral Financial also often retains, through recourse arrangements, part of the credit risk on sales of mortgage loans that do not qualify for GNMA, FNMA or FHLMC sale or exchange programs and consequently may suffer losses on these loans. Doral Financial suffers losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of the related property.

Doral Financial is subject to default risk in connection with the loans it originates for its own portfolio.
      Doral Financial is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated for its own portfolio, including those loans originated by its banking subsidiaries for investment. Doral Financial establishes provisions for loan and lease losses, which are charged to operations, in order to maintain its allowance for loans and lease losses at a level which management deems to be appropriate based upon management’s assessment of prior loss experience, the volume and type of lending being conducted, industry standards, past due loans, general economic conditions in its market and other factors related to the collectibility of the loan portfolio. Although Doral Financial’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of probable loan losses or that Doral Financial will not have to increase its provisions for loan and lease losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in Doral Financial’s provisions for loan and lease losses could have a material adverse impact on Doral Financial’s future financial condition and results of operations.

Increases in Doral Financial’s originations of construction and commercial loans have increased Doral Financial’s credit risks.
      Doral Financial’s increase in originations of construction loans and mortgage loans secured by income producing residential buildings and commercial properties through its banking subsidiaries has increased the credit risks to which Doral Financial is exposed. These types of loans involve greater credit risks than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. The properties securing these loans are also harder to dispose of in foreclosure.

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
      During 2006, a number of key economic indicators suggest that the Puerto Rican economy is suffering a slowdown, as a result of, among other things, the persistent high levels of oil prices, the upward trend in short-term interest rates, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term interest rates and the reduction in public investment are expected to have an adverse effect in construction activity, which has been a key contributor to economic growth in recent years. Some of these factors are also adversely affecting housing affordability.

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

Competition with other financial institutions could adversely affect the profitability of Doral Financial’s operations.
      Doral Financial faces significant competition from other financial institutions, many of which have significantly greater assets, capital and other resources. As a result, many of Doral Financial’s competitors have advantages in conducting certain businesses and providing certain services. This competitive environment could force Doral Financial to increase the rates it offers on deposits or lower the rates it charges on loans and, consequently, could adversely affect the profitability of Doral Financial’s operations.

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

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      Doral Financial maintained its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 F.D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $51.3 million. The building is subject to a mortgage in the amount of $42.8 million.
      Doral Bank — PR maintains its administrative offices on three floors in a commercial office condominium known as the Doral Bank Plaza, located at 33 Resolution Street in San Juan, Puerto Rico adjacent to the Doral Financial Plaza. The three floors are owned in fee simple by Doral Bank. Two floors consist of approximately 18,176 square feet per floor and one consists of approximately 18,523 square feet. The aggregate cost of the three floors was approximately $14.0 million.
      Doral Financial also leases administrative office spaces at the following locations:

Location	Business Activity

279 F.D. Roosevelt Avenue(1)
Hato Rey, Puerto Rico	Mortgage Banking

305 F.D. Roosevelt Avenue(1)
Hato Rey, Puerto Rico	Mortgage Banking

387 Park Avenue South(2)	Federal Savings Bank/
New York, New York	Mortgage Banking

(1)	Retail mortgage banking branch also located here.

(2)	Federal Savings Bank and retail mortgage banking branch also located here.
      In addition to the administrative offices listed above, Doral Financial maintains 56 retail mortgage banking branches in Puerto Rico and one in the New York metropolitan area, 42 commercial banking branches in Puerto Rico, one broker-dealer branch in Puerto Rico and one insurance agency branch in Puerto Rico, all except for nine of which are leased, and 10 retail branches for its thrift operation in the New York City metropolitan area, all of which are leased. Doral Financial considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on Doral Financial’s business.

Item 3.	Legal Proceedings.
      Doral Financial and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of Doral Financial.
      During 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.

Lawsuits
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
      On February 8, 2006, Judge Owen entered an order appointing the West Virginia Investment Management Board as lead plaintiff and approving the selection of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiffs’ counsel. On June 22, 2006, the lead plaintiff filed a consolidated amended complaint alleging securities fraud during the period between March 15, 2000 and October 25, 2005, based on allegations similar to those noted above, as well as based on the reversal of certain transactions entered into by Doral Financial with other Puerto Rico financial institutions and on weaknesses in Doral Financial’s control environment as described in the Company’s amended annual report on Form 10-K/ A for 2004. The consolidated amended complaint seeks unspecified compensatory damages (including interest), costs and expenses, and injunctive relief. The deadline for defendants to respond to the amended complaint is currently September 15, 2006.
      Shareholder Derivative Lawsuits. Certain officers and directors and former officers and directors of the Company were also named as defendants in four shareholder derivative actions filed in the U.S. District Court for the Southern District of New York between June 2, 2005 and June 13, 2005. A fifth derivative lawsuit was filed in New York state court and was subsequently removed to the U.S. District Court for the Southern District of New York. These derivative actions purport to bring claims on behalf of the Company based principally on allegations that Doral Financial’s officers and directors allowed Doral Financial to use inadequate procedures and financial controls in connection with the Company’s financial statements and made misstatements to the public concerning the Company’s financial controls and financial performance. Two derivative lawsuits have been voluntarily dismissed by plaintiffs. The three remaining derivative actions are pending before Judge Owen and have been consolidated with the class actions during pretrial proceedings. The relief sought in these derivative actions includes contribution in respect of the securities actions, unspecified compensatory damages on behalf of Doral Financial, disgorgement of defendants’ profits and compensation, equitable and/or injunctive relief, costs and other expenses. On April 27, 2006, Judge Owen appointed Rosenbaum Capital, LLC as lead derivative plaintiff and the law firm of Federman & Sherwood as lead derivative plaintiffs’ counsel. On June 21, 2006, Judge Owen stayed the derivative actions pending disposition of motions to dismiss the securities class action and established a deadline of 45 days after final disposition of such motions for the filing of the consolidated amended complaint.

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
      Doral Financial cannot predict the outcome of the lawsuits described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of these lawsuits. Accordingly, no reserve is being established in Doral Financial’s financial statements at this time. Doral Financial cannot determine whether these lawsuits will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Doral Financial.

Other Legal Matters
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
      Doral Financial has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Company’s restatement, and has reserved $25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Company. Any settlement is subject to acceptance and authorization by the Commission. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.
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
      On March 17, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank — PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank — PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. No fines or monetary penalties were assessed against Doral Financial or Doral Bank — PR under the orders.

      Under the terms of the consent order with the FDIC and the Office of the Commissioner, Doral Bank — PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior consent of the FDIC and the Office of the Commissioner.
      The consent order with the Federal Reserve contains similar restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with, Doral Bank — PR, without the prior approval of the Federal Reserve. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days (five days in the case of the first request following the effective date of the order) prior to a proposed dividend declaration date.
      Doral Financial cannot predict the outcome of the matters described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of these matters. Except with respect to the SEC’s investigation, no reserve is being established in Doral Financial’s financial statements at this time. Doral Financial cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Doral Financial.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Doral Financial’s common stock, $1.00 par value (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.”
      The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Common Stock during such periods.

		Price Range
	Calendar			Dividends
Year	Quarter	High	Low	Per Share

2005	4th	$12.760	$8.000	$0.080
	3rd	16.760	13.070	0.180
	2nd	21.750	11.520	0.180
	1st	49.450	21.500	0.180

2004	4th	$49.250	$39.790	$0.180
	3rd	42.880	34.480	0.150
	2nd	35.630	30.880	0.150
	1st	35.420	29.870	0.120
      As of July 31, 2006, the approximate number of record holders of Doral Financial’s Common Stock was 458, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $5.12 per share.
      Doral Financial has three outstanding series of nonconvertible preferred stock: 7.25% noncumulative monthly income preferred stock, Series C (liquidation preference $25 per share); 8.35% noncumulative monthly income preferred stock, Series B (liquidation preference $25 per share); and 7% noncumulative monthly income preferred stock, Series A (liquidation preference $50 per share) (collectively, the “Preferred Stock”).
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
      On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors had suspended the quarterly dividend on the Company’s common stock.
      Doral Financial’s ability to pay dividends in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over Doral Financial and its banking subsidiaries, its earnings, cash resources and capital needs, general business conditions and other factors deemed relevant by Doral Financial’s Board of Directors.
      On March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner.
      Under the terms of the consent order with the FDIC and the Office of the Commissioner, Doral Bank — PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior consent of the FDIC and the Office of the Commissioner. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date.
      On February 9, 2006, the OTS notified Doral Bank — NY that, until further notice, it could not pay any dividend to Doral Financial without prior approval of the OTS. The OTS also directed Doral Bank-NY not to make any extensions of credit to Doral Financial, purchases of assets or similar transactions, without the prior written consent of the OTS.
      Doral Financial did not purchase any of its equity securities during 2004 or 2005.
      The PR Code generally imposes a 10% withholding tax on the amount of any dividends paid by Doral Financial to individuals, whether residents of Puerto Rico or not, trusts, estates, special partnerships and non-resident foreign corporations and partnerships. Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular graduated rates, in which case the special 10% tax will not be withheld from such year’s distributions.
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
      For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, refer to Part III, Item 12. Executive Compensation in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.
      The following table sets for the certain selected consolidated financial data for each of the five years in the period ended December 31, 2005. This information should be read in conjunction with Doral Financial’s consolidated financial statements and related notes thereto.

	Year Ended December 31,

(Dollars in thousands, except for share data)	2005	2004	2003	2002	2001

Selected Income Statement Data:
Interest income	$947,779	$722,709	$557,705	$479,624	$444,710
Interest expense	667,182	385,086	320,246	315,575	336,797

Net interest income	280,597	337,623	237,459	164,049	107,913
Provision for loan and lease losses	22,369	10,384	11,579	4,488	2,684

Net interest income after provision for loan and lease losses	258,228	327,239	225,880	159,561	105,229

Net gain on mortgage loan sales and fees	52,131	83,585	94,709	70,188	73,048
Investment activities	(44,204)	(99,722)	(23,199)	84,964	33,537
Servicing income (loss)	16,715	(18)	24,486	(7,269)	(10,093)
Commissions, fees and other income	37,906	32,333	22,809	18,747	15,231

Total non-interest income	62,548	16,178	118,805	166,630	111,723

Non-interest expenses	288,493	214,114	178,631	145,961	128,558

Income before income taxes and cumulative effect of change in accounting principle	32,283	129,303	166,054	180,230	88,394
Income tax (expense) benefit(1)	(19,091)	85,491	(23,916)	(13,348)	3,386

Income before cumulative effect of change in accounting principle	13,192	214,794	142,138	166,882	91,780
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	5,929

Net income	$13,192	$214,794	$142,138	$166,882	$97,709

Net (loss) income attributable to common shareholders	$(20,107)	$181,495	$121,050	$153,152	$88,301

Cash Dividends Declared:
Common stock	$66,914	$64,744	$43,218	$30,185	$21,543

Preferred stock	$33,299	$33,299	$21,088	$13,730	$9,408

Per Common Share Data:
Basic:
(Loss) income before cumulative effect of change in accounting principle	$(0.19)	$1.68	$1.12	$1.42	$0.82
Cumulative effect of change in accounting principle	—	—	—	—	0.06

Net (loss) income	$(0.19)	$1.68	$1.12	$1.42	$0.88

Diluted:
(Loss) income before cumulative effect of change in accounting principle	$(0.19)	$1.63	$1.10	$1.40	$0.80
Cumulative effect of change in accounting principle	—	—	—	—	0.06

Net (loss) income	$(0.19)	$1.63	$1.10	$1.40	$0.86

Dividends per common share	$0.62	$0.60	$0.40	$0.28	$0.21
Book value per common share	$5.34	$6.59	$5.64	$5.35	$4.21
Weighted — Average Common Shares Outstanding:
Basic	107,927,037	107,907,699	107,861,415	107,697,114	100,786,932
Diluted	107,927,037	111,070,048	110,434,162	109,438,695	102,381,614
Common shares outstanding at end of period	107,930,236	107,908,862	107,903,912	107,774,022	107,573,252
(Continues)

	Year Ended December 31,

(Dollars in thousands, except for share data)	2005	2004	2003	2002	2001

(Continued)
Selected Balance Sheet Data:
Cash and cash equivalents	$1,546,502	$2,535,726	$954,722	$1,573,291	$594,385
Securities held for trading	388,676	489,070	494,717	996,508	884,326
Securities available for sale	4,631,573	4,982,508	2,850,598	862,090	928,179
Securities held to maturity	2,099,694	2,301,695	1,641,435	960,766	866,503
Total loans(2)	7,800,155	6,670,206	5,172,223	4,348,148	3,585,681
Servicing assets, net	150,576	123,586	128,920	96,930	105,688
Total assets	17,298,749	17,839,376	11,761,548	9,351,082	7,569,956
Deposit accounts	4,237,269	3,643,080	2,971,272	2,217,211	1,669,909
Securities sold under agreements to repurchase	6,054,598	6,305,163	3,602,942	2,733,339	2,573,772
Advances from the Federal Home Loan Bank of NY (FHLB)	969,500	1,294,500	1,206,500	1,311,500	687,500
Loans payable	3,578,230	3,638,507	2,014,183	1,477,743	1,224,787
Notes payable	965,621	1,095,977	561,373	563,229	459,543
Total liabilities	16,148,940	16,554,759	10,579,186	8,546,703	6,992,281
Stockholders’ equity	1,149,809	1,284,617	1,182,362	804,379	577,675
Operating Data:
Loan production	$5,480,000	$5,466,000	$4,901,000	$3,707,000	$3,335,000
Loan servicing portfolio(3)	15,728,000	14,264,000	12,690,000	11,242,000	10,006,000
Selected Financial Ratios:(4)(5)
Return on average assets	0.07%	1.50%	1.37%	2.00%	1.40%
Return on average common equity	(3.04)%	30.20%	19.96%	30.74%	26.49%
Dividend payout ratio for common stock	(326.32)%	36.81%	36.36%	20.00%	24.42%
Average equity to average assets	6.56%	8.22%	8.91%	8.20%	6.56%

(1)	See Note 22 of the consolidated financial statements for an explanation of the computation of income tax benefit and expense.

(2)	Includes loans held for sale.

(3)	Includes $5.9 billion, $5.2 billion, $4.3 billion, $3.1 billion, and $2.4 billion of loans owned by Doral Financial at December 31, 2005, 2004, 2003, 2002 and 2001, respectively, which represented 38%, 37%, 34%, 27% and 24%, respectively, of the total servicing portfolio as of such dates.

(4)	Return on Average Assets, Return on Average Common Equity and Dividend Payout Ratio for Common Stock based on income before cumulative effect of a change in accounting principle for 2001 would have been 1.31%, 24.71% and 26.25% respectively.

(5)	Average balances are computed on a daily basis.

      Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years in the period ended December 31, 2005 are as follows:

	Year Ended December 31,

	2005		2004		2003		2002		2001

Ratio of Earnings to Fixed Charges
Including Interest on Deposits	1.05	x	1.33	x	1.51	x	1.57	x	1.24	x
Excluding Interest on Deposits	1.06	x	1.42	x	1.66	x	1.72	x	1.30	x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	(A	)	1.27	x	1.41	x	1.50	x	1.21	x
Excluding Interest on Deposits	(A	)	1.33	x	1.51	x	1.62	x	1.26	x

(A)	During 2005, earnings were not sufficient to cover preferred dividends and the ratio was less than 1:1. The Company would have had to generate additional earnings of $49.2 million to achieve a ratio of 1:1 in 2005.
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
      The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the last five years ended December 31, 2005 is set forth below.

	Year Ended December 31,

(In thousands)	2005	2004	2003	2002	2001

Long-term obligations	$9,774,714	$7,636,373	$5,126,788	$4,719,603	$2,991,578
Cumulative preferred stock	$345,000	$345,000	$345,000	—	—
Non-Cumulative preferred stock	$228,250	$228,250	$228,250	$228,250	$124,750

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Doral Financial and its subsidiaries. This MD&A is provided as a supplement to and should be read in conjunction with Doral Financial’s consolidated financial statements and the accompanying notes. The MD&A includes the following sections:

OVERVIEW OF RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING: Provides a description of the status of Doral Financial’s internal control over financial reporting. For more detail, see Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES: Provides a discussion of Doral Financial’s accounting policies that require critical judgment, assumptions and estimates.

CONSOLIDATED RESULTS: Provides an analysis of the consolidated results of operations for 2005 compared to 2004 and 2004 compared to 2003.

OUT OF PERIOD ADJUSTMENTS: Provides a description and impact of amounts recorded in Doral Financial’s consolidated financial statements which relate to prior periods. The out of period adjustments primarily relate to errors in accounting related to the accrual of interest income and expense on recharacterizated mortgage loan transfers and the forfeiture of unvested stock options, as well as certain other adjustments.

OPERATING SEGMENTS: Provides a description of Doral Financial’s four operating segments and an analysis of the results of operations for each of these segments.

BALANCE SHEET AND OPERATING DATA ANALYSIS: Provides an analysis of the most significant balance sheet items and operational data that impact Doral Financial’s financial statements and business. This section includes a discussion of the Company’s liquidity and capital resources, regulatory capital ratios, off-balance sheet activities and contractual obligations.

RISK MANAGEMENT: Provides an analysis of the most significant risks to which Doral Financial is exposed, specifically those relating to interest rate and market risk, credit risk and operational risks.

MISCELLANEOUS: Provides disclosure about various matters, including changes in accounting standards and recently issued accounting standards.

FUTURE OPERATIONS: Provides a brief discussion of some of the continuing financial, operational and legal challenges faced by the Company following the restatement.
OVERVIEW OF RESULTS OF OPERATIONS
      Doral Financial’s consolidated financial statements for 2005 reflect significantly lower earnings than those reported for 2004. Net income for the year ended December 31, 2005 amounted to $13.2 million, compared to $214.8 million and $142.1 million for 2004 and 2003, respectively. Doral Financial’s 2005 financial performance was principally impacted by (1) a change in tax position from a tax benefit in 2004 to tax expense in 2005, (2) reduced net interest income and gain on sale of mortgage loans due principally to the interest rate environment, (3) a higher provision for loan and lease losses, (4) increased expenses as a result of the Company’s restatement efforts, (5) a significant loss on sale of investment securities and (6) a reserve for a potential settlement of the SEC’s ongoing investigation of the Company. The highlights of the Company’s financial results for the year ended December 31, 2005 included the following:

•	Net income for the year ended December 31, 2005 was $13.2 million, compared to $214.8 million and $142.1 million for the years ended December 31, 2004 and 2003, respectively. After the payment of preferred stock dividends, there was a net loss attributable to common shareholders of

$20.1 million for the year ended December 31, 2005, compared to net income attributable to common shareholders of $181.5 million and $121.1 million for the years ended December 31, 2004 and 2003, respectively.

•	Diluted loss per share for the year ended December 31, 2005 was $0.19, compared to diluted earnings per share of $1.63 and $1.10 for the years ended December 31, 2004 and 2003, respectively.

•	Net interest income for the year ended December 31, 2005 was $280.6 million, compared to $337.6 million and $237.5 million for the years ended December 31, 2004 and 2003, respectively. The decrease in net interest income for 2005 reflects a significant decrease in net interest margin, offset in part by a significant growth in average interest-earning assets, principally loans and mortgage-backed securities (see Tables A and B below for information regarding the Company’s net interest income). The reduction in net interest margin resulted from the flattening of the yield curve. On average, the Company’s interest bearing liabilities, principally wholesale funding and loans payable, re-priced at higher rates than the Company’s interest earning assets.

•	The provision for loan and lease losses for the year ended December 31, 2005 was $22.4 million, compared to $10.4 million and $11.6 million for 2004 and 2003, respectively. The increase in the allowance for loan and lease losses reflects principally an increase in the allowance for the Company’s construction loan portfolio, as well as an increase in the delinquency trends of the overall loans portfolio.

•	Non-interest income for the year ended December 31, 2005 was $62.5 million, compared to $16.2 million and $118.8 million in 2004 and 2003, respectively. The increase in non-interest income, in 2005 compared to 2004, was primarily driven by lower losses on trading activities and higher servicing income, offset in part by lower gain on sales of mortgage loans and investment securities. During the fourth quarter of 2005, the Company, as a measure designed to increase liquidity, as well as to strengthen its capital ratios, sold approximately $1.2 billion of certain lower-yielding securities from its investment portfolio, at a loss of approximately $45.3 million. Lower losses on trading activities during 2005 were principally due to unrealized gains with respect to derivative instruments undertaken for risk management purposes, which were in turn mainly attributable to an increase in long-term interest and swap rates during 2005.

•	Non-interest expenses for the year ended December 31, 2005 was $288.5 million, compared to $214.1 million and $178.6 million for the years ended December 31, 2004 and 2003 respectively, an increase of 35% and 20% respectively. The increase in non-interest expenses was driven by an increase of $29.4 million in professional fees associated with the restatement of the Company’s prior period financial statements and a $25 million reserve created for a potential settlement of the SEC’s ongoing investigation of the Company.

•	Doral Financial has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Company’s restatement, and has reserved $25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Company. Any settlement is subject to acceptance and authorization by the Commission. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. Doral Financial has not reserved any amounts in its financial statements in respect of the pending civil lawsuits in connection with its restatement, which are in their early stages.

•	For the year ended December 31, 2005, Doral Financial reported income tax expense of $19.1 million (representing an effective tax rate of 59.1%), as compared to a tax benefit of $85.5 million for 2004. During 2005, the Company’s effective tax rate was adversely affected by an increase in income tax rates in Puerto Rico, net operating losses at certain subsidiaries that could not be used to offset taxable income at other subsidiaries, certain expenses that were not deductible for tax purposes and an increase in the valuation allowance on the Company’s deferred tax assets. During 2004, the Company benefited from a significant inter-company sale of IOs completed for the purpose of taking advantage of a temporary reduction in capital gain tax rates, as well as from the recognition of a deferred tax asset in respect of taxes paid on transfers of IOs based on their value prior to the restatement.

INTERNAL CONTROL OVER FINANCIAL REPORTING
      Over the course of the Company’s restatement of its financial statements for periods between January 1, 2000 and December 31, 2004, the Company’s management identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2004. Although the Company has taken a number of significant actions to remedy the material weakness in its internal controls since the beginning of the restatement process and has remedied some of the most pervasive weaknesses existing as of December 31, 2004, Doral Financial’s management concluded that its internal control over financial reporting remained ineffective as of December 31, 2005 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A description of the material weaknesses existing as of December 31, 2005 is included in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.
      The Company has and continues to develop a plan for remedying all of the identified material weaknesses, and the work will continue through and may extend beyond 2006. As part of this remediation program, the Company is taking steps to add skilled resources to improve controls and increase the reliability of the financial closing process. At present, there can be no assurance as to when the Company will remedy all of the material weaknesses in its internal control over financial reporting.
CRITICAL ACCOUNTING POLICIES
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2005. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.
      Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Note 2 to Doral Financial’s consolidated financial statements contains a summary of the most significant accounting policies followed by Doral Financial in the preparation of its financial statements. The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are set forth below.

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
      Set forth below is a summary of Doral Financial’s sources of fair value for its investment securities, held in the securities held-for-trading and available-for-sale portfolios as well as its derivatives, retained interests and mortgage loans held for sale as of December 31, 2005:

	Carrying Amount

		Prices
		Provided
	Prices	by Other	Internal	External
	Actively	External	Valuation	Valuation
(In thousands)	Quoted	Sources	Models	Models

Tax-exempt GNMAs	$—	$206,406	$—	$—
Collateralized Mortgage Obligations	—	5	1,841	—
Puerto Rico government obligations	—	5,510	—	—
Mortgage-backed and U.S. Treasury and U.S. government sponsored agency securities	4,624,862	82,327	—	—
Derivative instruments	846	24,395	—	—
Other investment securities	—	23	—	—
IOs	—	—	74,034	—
Servicing assets (“MSRs”)	—	—	—	150,576
Mortgage loans held for sale(1)	5,322,195	—	—	—

	$9,947,903	$318,666	$75,875	$150,576

(1)	Derived from prices of actively traded mortgage-backed securities.
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
      For financial instruments with active markets and readily available market prices, Doral Financial estimates fair values based on independent price quotations obtained from third parties, including dealer marks or direct market observations. Dealer quotes are prices that are obtained from third-party dealers that generally make markets in the relevant products. The quoted price is an indication of the price at which the dealer would consider transacting in normal market conditions. Market observable prices are prices that are retrieved from sources in which market trades are executed, such as electronic trading platforms.

      Certain instruments, such as the Company’s portfolio of IOs, are less actively traded and, therefore, fair value is based on valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. See “Retained Interest Valuation,” below, for additional details.

Gain on Mortgage Loan Sales
      The Company generally securitizes or sells in bulk a significant portion of the residential mortgage loans it originates. FHA and VA loans are generally securitized into GNMA mortgage-backed securities and held as trading securities. After holding these securities for a period of time, Doral Financial sells these securities for cash. Conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors or exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells for cash through broker-dealers. The Company generally attempts to sell mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) in bulk as part of mortgage loan pools to financial institutions or government-sponsored agencies.
      As part of its mortgage loan sale activities, Doral Financial generally retains the right to service the mortgage loans it sells and retain compensation thereon. In connection with the sale of fixed non-conforming mortgage loan pools, Doral Financial may also retain the right to receive any interest payments on such loans above the contractual pass-through rate payable to the investor. In substance, pursuant to these agreements, the Company sells its legal rights to the mortgage loans to the counterparty and enters into agreements that effectively change the cash flow associated with the underlying mortgage loans. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the carrying value of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool and its allocated cost after allocating a portion of the cost to the retained interests, and, in the case of loan sales with recourse provisions, the recourse obligation assumed by the Company.
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
      If in a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in transferred assets), Doral Financial has not surrendered control over the transferred assets according to the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting

for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), Doral Financial accounts for the transfer as a secured borrowing (loan payable) with pledge of collateral.

Retained Interest Valuation
      Doral Financial’s sale and securitization activities generally result in the recording of one or two types of retained interests; MSRs and IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, and in certain cases, less any corresponding guarantee fee. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. MSRs are classified as servicing assets in Doral Financial’s Consolidated Statements of Financial Condition. Any servicing liability recognized is included as part of accrued expenses and other liabilities in Doral Financial’s Consolidated Statements of Financial Condition.
      IOs represent the estimated present value of the cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for expected losses and prepayments, as well as by the estimated market value of any embedded cap, if applicable) after subtracting: (1) the interest rate payable to the investor, and (2) a contractual servicing fee. In the past, the Company generally agreed to pay investors a variable pass-through rate based on a spread over the 3-month LIBOR that resets quarterly, while the underlying mortgages generate interest at a fixed rate. Generally, the loans sold under a floating rate arrangement are subject to interest rate caps or calls set at or below the weighted-average coupon (less the servicing fee) on the pools of loans and to a lesser extent based on a spread above the initial contractual pass-through rate at the time of sale, which does not exceed the weighted-average coupon on the loans. As of December 31, 2005, the carrying value of the IOs of $74.0 million is related to $2.2 billion of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition. For mortgage loan sale contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in the fair value of the Company’s floating rate IOs may exceed the carrying value of the IOs, creating a liability instead of an asset. Since July 2005, the Company has refrained from arranging loan sales that generated IOs based on variable rates.
      Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be readily determined because they are not traded in active securities markets. Doral Financial determined the initial fair value of its MSRs based on a market valuation received from a third party. The market valuation received for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios), is calculated stratifying the portfolio by predominant risk characteristics — loan type and coupon. Under a market valuation approach, the fair value of the servicing assets is determined based on a combination of market information, such as trading activity, benchmarking of servicing assets and cash flow modeling. Once MSRs have been recorded, they must be periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs falls below its carrying value. If MSRs are impaired, the impairment is recognized in current period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. As of December 31, 2005, the MSRs impairment valuation allowance was $6.2 million. Doral Financial has also engaged the same third party to prepare an other-than-temporary impairment analysis to evaluate whether a loss in the value of the MSRs, if any, was permanent or not. If impairment is deemed to be other-than-temporary, the valuation allowance is applied to reduce the cost basis of the MSRs.
      The amortization of the MSRs is based on an income forecast cash flow method. The income forecast method is based on the forecasted cash flows determined by the third party market valuation and the amortization is calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining forecasted cash flow.
      To determine the value of its portfolio of IOs, Doral Financial uses an internal valuation model that takes into consideration changes in interest rates by incorporating an interest rate spread based on implied LIBOR rates derived from the forward yield curve at the date of the valuation. Prepayment assumptions and discount rates incorporated into the valuation model are based on publicly available, independently verifiable market data and statistically derived relationships between the Company’s and U.S. mainland FNMA’s mortgage prepayment experience.
      To determine prepayment assumptions, Doral Financial calculates its prepayment forecasts based on the median of 12 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. This median is then adjusted using a regression analysis that correlates the prepayment experiences of the Company’s non-conforming loan portfolio with U.S. mainland FNMA mortgages. To establish the adjustment factor between U.S. mainland and the Company’s portfolio, the Company calculates a quarterly constant prepayment rate (“CPR”) for its non-conforming loan portfolio and compares the CPR of each pool to a generic FNMA pool with similar coupon and seasonality. To mitigate risks of misestimating, the Company updates its regression analysis on a quarterly basis as new data become available.
      This methodology resulted in a CPR of 12.17% for 2005, 17.04% for 2004 and 17.82% for 2003. The change in the CPR between 2005 and 2004 was principally attributable to a change in the composition of the Company’s non-conforming loan portfolio (during 2005, the weighted-average coupon of the portfolio was lower than in 2004), as well as to the increase in interest rates, which led to a decrease in forecasted prepayment rates.
      The IO valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change as interest rates and the Z-spread change. The Z-spread approach incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. Doral Financial obtains the Z-spread from major investment banking firms. This methodology resulted in a discount rate of 10.91% for 2005, 10.50% for 2004 and 9.64% for 2003.
      The valuation model values fixed and floating rate IOs on a contract-by-contract basis. For fixed IOs, the valuation model projects a fixed spread cash flow through the life of the underlying mortgages and applies a discount rate to obtain the present value of the projected cash flows. For the valuation of variable IOs, each contract is segregated into unprotected cash flows and the contract’s embedded optionality (calls, caps and floors). Each component, except embedded calls, is valued independently. For the unprotected cash flows from the IO, the model incorporates widely used financial techniques, such as cubic spline and bootstrapping, to estimate future LIBOR rates. Cubic spline is an interpolation technique used to complete the yields to maturity of the spot swap curve. Using the completed set of yields to maturity developed using cubic spline, the spot rate curve (or zero-coupon curve) is developed utilizing bootstrapping methodology. Once a complete set of spot rates is obtained, the model generates implied forward rates used in the valuation.
      The model uses the Black option formula, a standard financial technique, to value interest rate caps and floors. The Black formula uses as inputs the strike price of the floor or cap, forward LIBOR rates, volatilities and discount rates to estimate value. With respect to the embedded calls, Doral Financial made the determination that due to the characteristics of the portfolio and the expected terms for any sale of such portfolio in the secondary market, its value was not significant. Consequently, the Company has not developed a valuation model for embedded calls and the value of such calls, if any, is not included in the Company’s financial statements. As of December 31, 2005 and 2004 the carrying value of IOs reflected in the Consolidated Statements of Financial Condition was $74.0 million and $127.4 million, respectively.
      For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over its recorded balance using the effective yield method in accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs that equates the discount rate used in the internal valuation model. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The following table presents a detail of the cash flows received and the losses on the valuation of Doral Financial’s portfolio of IOs for 2005, 2004 and 2003 based on the internal valuation model:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Total cash flows received on IO portfolio	$62,639	$65,146	$54,059
Amortization of IOs, as offset to cash flows	(51,785)	(51,692)	(40,650)

Net cash flows recognized as interest income	$10,854	$13,454	$13,409

Losses on the IO valuation	$(12,523)	$(3,137)	$(3,877)

      As discussed above, Doral Financial classifies its IOs as securities held for trading with changes in the fair value recognized in current earnings as a component of net gain (loss) on securities held for trading.
      The following table shows the value sensitivity of Doral Financial’s MSRs and IOs to the key assumptions used to determine their fair values at December 31, 2005:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips

Carrying amount of retained interest	$150,576	$74,034
Weighted-average expected life (in years)	5.4	6.0

Constant Prepayment Rate (weighted-average annual rate)	14.55%	12.17%
Decrease in fair value due to 10% adverse change	$(4,791)	$(3,290)
Decrease in fair value due to 20% adverse change	$(9,102)	$(6,355)

Residual cash flow discount rate (weighted-average annual rate)	9.74%	10.91%
Decrease in fair value due to 10% adverse change	$(5,397)	$(2,213)
Decrease in fair value due to 20% adverse change	$(10,461)	$(4,300)
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

      The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical instantaneous parallel increases or decreases in the yield curve. For mortgage loan sale contracts that are not subject to interest caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in fair value of the Company’s floating rate IOs may exceed the carrying value of the IOs, creating a liability instead of an asset.

(Dollars in thousands)

	Constant	Weighted-Average
Change in Yield Curve	Prepayment	Expected Life	Change in Fair
(Basis Points)	Rate	(Years)	Value of IOs	% Change

+200	9.98%	6.8	$(124,909)	(168.7)%
+100	10.63%	6.5	(63,368)	(85.6)%
+ 50	11.21%	6.3	(31,561)	(42.6)%
Base	12.17%	6.0	0	0.0%
- 50	14.43%	5.3	27,628	37.3%
-100	17.87%	4.4	48,651	65.7%
-200	25.29%	3.3	78,793	106.4%

Valuation of Trading Securities and Derivatives
      Doral Financial’s net gain (loss) on securities held for trading includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other financial instruments, including derivative contracts that Doral Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair values with increases or decreases in such values reflected in current earnings. The fair value of many of Doral Financial’s trading securities (other than IOs) and derivative instruments is based on dealer quotations from recognized markets and, as such, does not require significant management judgment. For instruments not traded on a recognized market, Doral Financial generally determines fair value by reference to quoted market prices for similar instruments.
      As of December 31, 2005, Doral Financial held $206.4 million in Puerto Rico tax-exempt GNMA securities included in its securities held-for-trading portfolio. Because of their preferential tax status in Puerto Rico, these securities cannot be valued directly by reference to market quotations for U.S. GNMA securities with similar characteristics. Doral Financial determines the fair value of its portfolio of tax-exempt GNMA securities, based on a quotation received by a Puerto Rico broker-dealer.
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

Other Income Recognition Policies
      Interest income on loans is accrued by Doral Financial when earned. Loans are placed on non-accrual status when any portion of principal or interest is more than 90 days past due, or earlier if concern exists as to the ultimate collectibility of principal or interest. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is fully reversed. Such interest, if collected, is credited to income in the period of recovery. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.
      Loan origination fees, as well as discount points and certain direct origination costs for mortgage loans held for sale, are initially recorded as an adjustment to the cost of the loan and reflected in Doral Financial’s earnings as part of the net gain on mortgage loans sales and fees when the loan is sold or securitized into a mortgage-backed security. In the case of loans receivable held for investment, such fees and costs are deferred and amortized to income as adjustments to the yield of the loan in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

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

Estimated Recourse Obligation
      From time to time, the Company sells mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral Financial recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its estimated recourse exposure on these loans. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2005, but actual future recourse obligations may be different and a different result may have been obtained if the Company had used another method for estimating this liability, such as one requiring management to estimate this liability based on actual historical losses incurred by the Company. As part of its new business strategy, the Company is seeking to reduce the sale of mortgage loans with recourse.

Income Taxes
      The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, to the extent necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized.
      Income tax expense includes (a) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability balance during the year plus any change in the valuation allowance, if any, and (b) current tax expense, which represents the amount of tax currently payable to or credit plus amounts accrued for expected tax deficiencies.
      Investors are encouraged to carefully read this MD&A together with Doral Financial’s consolidated financial statements, including the Notes to the consolidated financial statements.
      As used in this report, references to “the Company” or “Doral Financial” refer to Doral Financial Corporation and its consolidated subsidiaries unless otherwise indicated.
CONSOLIDATED RESULTS

Net Income
      Doral Financial’s net income for the year ended December 31, 2005, amounted to $13.2 million, compared to $214.8 million and $142.1 million for the years ended December 31, 2004 and 2003, respectively. Diluted earnings per common share decreased from $1.63 in 2004 to a diluted loss per common share of $0.19 for 2005. Diluted earnings per common share for 2003 were $1.10.
      2005 compared to 2004. Doral Financial’s consolidated net income decreased by $201.6 million, or 94%, for the year ended December 31, 2005 compared to the same period in 2004. The decrease in consolidated net income was principally attributable to a decrease in net interest income coupled with increases in tax expense and non-interest expenses, which were partially offset by an increase in non-interest income. The decrease in net interest income partially reflects a significant decrease in the Company’s net interest margin as a result of the flattening of the yield curve during 2005. The increase in non-interest expenses was principally due to increases in professional services, driven by expenses associated with the restatement of the Company’s prior period financial statements and to a $25 million reserve for a potential settlement of the SEC’s ongoing investigation of the Company. The increase in non-interest income was principally driven by unrealized gains experienced with respect to derivative instruments undertaken for risk management purposes (See “— Risk Management,” below, for a description of Doral Financial’s interest rate risk management policies and procedures), coupled with increases in net servicing income due to lower impairment charges resulting from a decrease in forecasted mortgage prepayment rates. The increase in non-interest income was partially offset by lower gains on sales of mortgage loans as a result of the Company’s inability to use its traditional secondary market channels to effect non-conforming loan sales because of the uncertainty surrounding the restatement process and a significant loss on sale of investment securities. For the year ended December 31, 2005, Doral Financial reported income tax expense of $19.1 million (representing an effective tax rate of 59.1%), as compared to a tax benefit of $85.5 million for 2004. During 2005, the Company’s effective tax rate was adversely affected by an increase in income tax rates in Puerto Rico, net operating losses at certain subsidiaries that could not be used to offset taxable income at other subsidiaries, certain expenses that were not deductible for tax purposes and an increase in the valuation allowance on the Company’s deferred tax assets. During 2004, the Company benefited from a significant inter-company sale of IOs completed for the purpose of taking advantage of a temporary reduction in capital gain tax rates, as well as from the recognition of a deferred tax asset in respect of taxes paid on transfers of IOs based on their value prior to the restatement.
      2004 compared to 2003. Doral Financial’s consolidated net income for the year ended December 31, 2004, increased by $72.7 million, or 51%, compared to the same period in 2003. The increase was principally due to increases in net interest income and the recognition of an income tax benefit, which was partially offset by lower non- interest income. The increase in net interest income for 2004, compared to 2003, was due to a significant increase on the Company’s average balance of interest-earning assets coupled with a slight increase in the Company’s net interest margin (see Table A below for further information). Net income for 2004 includes an income tax benefit of approximately $85.5 million resulting from the implementation of tax planning strategies effected by Doral Financial to take advantage of local legislation that provided a temporary reduction in the long-term capital gain tax rates for transactions occurring between July 1, 2004 and June 30, 2005. The decrease in non-interest income was principally due to the Company’s hedging activities and servicing income. In 2004, Doral Financial’s results of operations were significantly impacted by losses experienced with respect to derivative instruments undertaken for risk management purposes. Net loss on securities held for trading included net losses of $130.5 million with respect to derivative instruments. In the past, Doral Financial’s interest rate risk management program was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term interest rates that could not be absorbed in the normal course of business and was not adequately aligned with the sensitivity of the Company’s balance sheet composition to interest rate changes. As the yield curve flattened during the latter part of 2004, the Company experienced increased losses on the value of its derivatives. Also, the 2004 results included a loss of $7.0 million, which represents the ineffective portion of the fair value hedges related to certain securities available for sale. The results for 2004 were also significantly impacted by increased impairment charges of mortgage servicing assets resulting from a decline in the estimated fair value of the Company’s MSRs. This decline was principally driven by a slight increase in forecasted mortgage prepayments rates during 2004.

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
      Net interest income for the years 2005, 2004 and 2003, was $280.6 million, $337.6 million, and $237.5 million, respectively.
      2005 compared to 2004. Doral Financial’s net interest income for the year ended December 31, 2005, decreased by $57.0 million, or 17%, compared to 2004. The decrease in net interest income was due to a significant reduction in the Company’s net interest margin offset in part by significant increases in Doral Financial’s average balance of interest-earning assets. Doral Financial’s net interest spread and margin for the year ended December 31, 2005 were 1.42% and 1.56%, respectively, compared to 2.29% and 2.51%, respectively, for the year ended December 31, 2004. The decrease in net interest rate spread and margin during 2005 was due primarily to the upward trend of short-term interest rates and the flattening of the yield curve. The average rate paid by Doral Financial on its interest-bearing liabilities increased by 78 basis points during 2005, while the average yield earned on its interest-earning assets decreased by 9 basis points, compared to 2004. The decrease in the yield of the Company’s interest-earning assets related primarily to lower yields obtained on loans originated during the period.
      Average interest-earning assets grew by 34% from the year ended December 31, 2004 to the year ended December 31, 2005. The increase in average interest-earning assets, particularly in the loans portfolio and mortgage-backed securities, was driven by a strong level of loan originations and the Company’s strategy to increase its interest income by investing in mortgage-backed securities. The increase in the average balance of mortgage-backed securities reflected the Company’s strategy to maximize tax-exempt interest income by holding a significant amount of U.S. GNMAs and U.S. FHLMC/ FNMA mortgage-backed securities at its international banking entity subsidiary. Under Puerto Rico law, the interest earned on such U.S. mortgage-backed securities is tax exempt for Doral Financial’s international banking subsidiary. The increase in the volume of interest-earning assets was funded through a combination of deposits and secured borrowings (including securities sold under repurchase agreements).
      2004 compared to 2003. Doral Financial’s net interest income for the year ended December 31, 2004, increased by $100.2 million, or 42%, compared to the same period in 2003. The increase in net interest income for 2004 compared to 2003 was principally due to an increase in Doral Financial’s average balance of interest-earning assets, particularly in its loans portfolio and investment and mortgage-backed securities, driven by a higher level of originations and the Company’s strategy to increase its tax-exempt income by investing in U.S. Treasury and agency and mortgage-backed securities. The increase in the volume of interest-earning assets was funded through a combination of deposits, secured borrowings, including repurchase agreements, and the issuance of floating rate senior notes. The Company issued an aggregate principal amount of $625.0 million of its floating rate senior notes due July 20, 2007, and $115.0 million of its floating rate senior notes due December 7, 2005, during the third and second quarter of 2004, respectively.

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
Table A — Average Balance Sheet and Summary of Net Interest Income

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets:
Interest-Earning Assets:
Total loans(1)(2)	$7,196,617	$496,806	6.90%	$5,534,219	$423,908	7.66%	$4,645,744	$345,663	7.44%
Mortgage-backed securities	4,727,622	224,930	4.76%	2,309,797	103,491	4.48%	1,263,282	69,111	5.47%
Interest-only strips	103,767	10,854	10.46%	132,739	13,454	10.14%	139,526	13,409	9.61%
Investment securities	3,578,327	142,601	3.99%	3,771,387	158,379	4.20%	2,368,299	113,777	4.80%
Other interest-earning assets	2,357,348	72,588	3.08%	1,699,361	23,477	1.38%	1,310,438	15,745	1.20%

Total interest-earning assets/interest income	17,963,681	$947,779	5.28%	13,447,503	$722,709	5.37%	9,727,289	$557,705	5.73%

Total non-interest-earning assets	854,302			840,472			628,481

Total assets	$18,817,983			$14,287,975			$10,355,770

Liabilities and Stockholders’ Equity:
Interest-Bearing Liabilities:
Deposits	$3,841,825	$106,164	2.76%	$3,239,996	$80,683	2.49%	$2,651,633	$71,409	2.69%
Repurchase agreements	7,179,834	256,542	3.57%	4,805,381	120,635	2.51%	2,999,339	90,514	3.02%
Advances from the FHLB	1,181,804	48,631	4.11%	1,254,202	49,842	3.97%	1,250,034	49,164	3.93%
Loans payable	3,998,461	197,902	4.95%	2,420,848	88,413	3.65%	1,710,772	63,320	3.70%
Notes payable	1,079,831	57,943	5.37%	768,524	45,513	5.92%	569,268	45,839	8.05%

Total interest-bearing liabilities/interest expense	17,281,755	$667,182	3.86%	12,488,951	$385,086	3.08%	9,181,046	$320,246	3.49%

Total non-interest-bearing liabilities	302,336			624,749			252,323

Total liabilities	17,584,091			13,113,700			9,433,369
Stockholders’ equity	1,233,892			1,174,275			922,401

Total liabilities and stockholders’ equity	$18,817,983			$14,287,975			$10,355,770

Net interest-earning assets	$681,926			$958,552			$546,243
Net interest income on a non-taxable equivalent basis		$280,597			$337,623			$237,459

Interest rate spread(3)			1.42%			2.29%			2.24%

Interest rate margin(4)			1.56%			2.51%			2.44%

Net interest-earning assets ratio			103.95%			107.68%			105.95%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $4.9 million, $4.0 million and $3.0 million for 2005, 2004 and 2003, respectively, of income from prepayment penalties related to the Company’s loan portfolio. For 2004, interest income on loans also includes a yield adjustment of $11.3 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income as a percentage of average interest-earning assets.

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
Table B — Net Interest Income Variance Analysis

	2005 Compared to 2004			2004 Compared to 2003

	Increase/ (Decrease)			Increase/ (Decrease)
	Due to:			Due to:

(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Income Variance
Total loans	$127,516	$(54,618)	$72,898	$66,075	$12,170	$78,245
Mortgage-backed securities	108,215	13,224	121,439	57,246	(22,866)	34,380
Interest-only strips	(2,933)	333	(2,600)	(655)	700	45
Investment securities	(8,189)	(7,589)	(15,778)	67,260	(22,658)	44,602
Other interest-earning assets	9,072	40,039	49,111	4,671	3,061	7,732

Total interest income variance	233,681	(8,611)	225,070	194,597	(29,593)	165,004

Interest Expense Variance
Deposits	15,058	10,423	25,481	15,775	(6,501)	9,274
Repurchase agreements	59,688	76,219	135,907	54,601	(24,480)	30,121
Advances from the FHLB	(2,869)	1,658	(1,211)	167	511	678
Loans payable	57,544	51,945	109,489	26,302	(1,209)	25,093
Notes payable	18,384	(5,954)	12,430	16,042	(16,368)	(326)

Total interest expense variance	147,805	134,291	282,096	112,887	(48,047)	64,840

Net interest income variance	$85,876	$(142,902)	$(57,026)	$81,710	$18,454	$100,164

Interest Income
      Total interest income for the years 2005, 2004 and 2003, was $947.8 million, $722.7 million and $557.7 million, respectively. The increases in interest income are primarily related to the increase in Doral Financial’s total average balance of interest-earning assets.
      2005 compared to 2004. Interest income increased by approximately $225.1 million, or 31%, for the year ended December 31, 2005 compared to 2004. The increase in interest income during 2005 was primarily related to the increase in Doral Financial’s total average balance of interest-earning assets, which increased from $13.4 billion for the year ended December 31, 2004 to $18.0 billion for 2005. The increase was partially offset by a decrease in the average rate earned by interest-earning assets, which decreased from 5.37% in 2004 to 5.28% for 2005.
      Interest income on loans increased by approximately $72.9 million, or 17%, for the year ended December 31, 2005, compared to 2004. The increase during 2005 reflected an increase in the level of loans held by Doral Financial of approximately 30% compared to 2004, due to the increased volume of loan originations coupled with the Company’s inability to use its traditional secondary market channels to effect non-conforming loan sales. The increase in interest income on loans was partially offset by lower average rate earned on loans and by a higher amount of interest income reversed with respect to loans placed on a non-accrual status. The average rate earned on the Company’s loans decreased by 76 basis points for the year ended December 31, 2005, compared to 2004. During the first quarter of 2005, the Company changed its estimate for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on non-accrual status after they are delinquent for more than 90 days. The effect of this change was a decrease in interest income of approximately $7.0 million. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan.
      Interest income on mortgage-backed securities for the year ended December 31, 2005 increased by approximately $121.4 million, or 117%, compared to the same period in 2004. The result for 2005 reflected an increase in the average balance of mortgage-backed securities, which increased by 105% from 2004 to 2005, coupled with an increase in the average rate earned on mortgage-backed securities of 28 basis points.
      Interest income on IOs for the year ended December 31, 2005 decreased by $2.6 million, or 19%, compared to 2004. The decrease during 2005 resulted from a decrease in the average balance of IOs of approximately 22%, compared to 2004, offset in part by an increase in the average yield of the IOs (which equals the average discount rate used in the internal valuation model) of 32 basis points. The actual cash flow received on Doral Financial’s portfolio of IOs, particularly its floating rate IOs, decreased to $62.6 million for 2005, compared to $65.1 million for 2004. See “Critical Accounting Policies — Retained Interest Valuation” for additional information regarding the cash flows of the IO portfolio.
      Interest income on investment securities decreased by $15.8 million, or 10%, from the year ended December 31, 2004 to the year ended December 31, 2005. The decrease in interest income on investment securities was principally driven by a decrease on the average balance of investment securities, which decreased by 5% from 2004 to 2005 coupled with a decrease in the average yield of 21 basis points.
      Interest income on other interest-earning assets for the year ended December 31, 2005 increased by approximately $49.1 million, or 209% from 2004. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months, including overnight deposits, term deposits and reverse repurchase agreements. The increase for the year ended December 31, 2005 reflected an increase of 170 basis points in the average yield on other interest-earning assets due to higher short-term interest rates and an increase in the average balances of money market instruments, principally overnight and term deposits, compared to 2004. The average balance of other interest-earning assets during 2005 increased by $658.0 million, or 39%, compared to 2004.
      2004 compared to 2003. Interest income on loans increased by $78.2 million or 23% during 2004 compared to 2003. The increase reflects primarily an increase in the level of loans held by Doral Financial due to the increased volume of loan originations and purchases. Also, during 2004, the Company recognized a positive yield adjustment of $11.3 million related to deferred fees on construction loans with an aggregate outstanding balance of $71.6 million, which were repaid prior to their stated maturity.
      Interest income on mortgage-backed securities increased by $34.4 million or 50% during 2004, compared to 2003. The results for the year 2004 reflect an increase in the average balance of mortgage-backed securities, which increased from $1.3 billion for 2003 to $2.3 billion for 2004. The higher average balance was offset in part by an increase in amortization of premiums, particularly on U.S. GNMAs, due to higher prepayments experienced on such portfolio during 2004 compared to 2003.
      Interest income on IOs remained stable at $13.5 million during 2004, from $13.4 million for the year 2003. The small increase during 2004 resulted from an increase in the average yield of IOs (which equals the average discount rate used in the internal valuation model), from 9.61% for 2003 to 10.14% for 2004. The increase in the average yield responded to a rise in the yield curve, particularly the short-end. The increase in the average yield of IOs was partially offset by a decrease in the average balance of IOs from $139.5 million for 2003 to $132.7 million for 2004, attributable to increases in short-term interest rates and the flattening of the yield curve, despite a higher volume of loan sales. The actual cash flow received on Doral Financial’s portfolio of IOs, particularly its floating rate IOs, increased to $65.1 million for 2004, compared to $54.1 million for 2003. See “Critical Accounting Policies — Retained Interest Valuation” for additional information regarding the cash flows of the IO portfolio.
      Interest income on investment securities increased by $44.6 million or 39% from 2003 to 2004. The average balance of investment securities increased from $2.4 billion for 2003 to $3.8 billion for 2004. The effect of the Company’s higher balance in investment securities on interest income was partially offset by a reduction of 60 basis points in the average yield on these securities for 2004 compared to 2003. These reductions in average yield reflect the downward trend and continued long-term interest low levels since the early part of 2002, and the replacement of higher-yielding securities that were called or matured with lower-yielding current-coupon securities.
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

Interest Expense
      Total interest expense for the years 2005, 2004 and 2003, was $667.2 million, $385.1 million and $320.2 million, respectively. The increases in interest expense were primarily related to the increase in Doral Financial’s total average balance of interest-bearing liabilities coupled with an increase in the average costs of interest-bearing liabilities.
      2005 compared to 2004. Total interest expense for the year ended December 31, 2005 increased by $282.1 million, or 73%, compared to 2004. The increase in interest expense for 2005 was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities, coupled with an increase in the average cost of borrowings. The average balance of interest-bearing liabilities during 2005 increased by $4.8 billion, or 38%, compared to 2004, and the average cost of borrowings increased during 2005 by 78 basis points, compared to 2004.
      Interest expense on deposits for the year ended December 31, 2005 increased by $25.5 million, or 32%, compared to 2004. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries and an increase in the average cost of deposits. The average balance of deposits during 2005 increased by $601.8 million, or 19%, compared to 2004. The average interest cost on deposits during 2005 increased by 27 basis points, compared to 2004.
      Interest expense related to securities sold under agreements to repurchase for the year ended December 31, 2005 increased by $135.9 million, or 113%, compared to 2004. The increase in interest expense on securities sold under agreements to repurchase during 2005 reflects increased borrowings to finance mortgage-backed securities and other investment securities, as compared to 2004, coupled with higher borrowing costs experienced during 2005. The average balance of borrowings under repurchase agreements for 2005 increased by $2.4 billion, or 49%, compared to 2004. The average cost on securities sold under agreements to repurchase increased by 106 basis points from 2004 to 2005.
      Interest expense on advances from the FHLB for the year ended December 31, 2005 decreased by approximately $1.2 million, or 2%, compared to the same period in 2004. The decrease in FHLB advances interest expense during 2005 reflects a decrease in the average balance of advances from FHLB, partially offset by higher average interest cost.
      Interest expense related to loans payable for the year ended December 31, 2005 increased by approximately 124% compared to 2004. The increase in interest expense on loans payable reflects an increase in the average balance of loan payable couple with an increase in the average cost of loans payable. The average balance of loans payable during 2005 increased by $1.6 billion, or 65%, compared to 2004. The average interest cost on loans payable during 2005 increased by 130 basis points compared to 2004.

      Interest expense on notes payable for the year ended December 31, 2005 increased by $12.4 million, or 27%, compared to the same period in 2004. The increase in interest expense on notes payable was due to an increase in the average balance of notes payable from $768.5 million for the year ended December 31, 2004 to $1.1 billion for 2005, principally as a result of the issuance after the first quarter of 2004, of an aggregate principal amount of $740.0 million of the Company’s floating rate senior notes with interest tied to 3-month LIBOR. The replacement of high-rate borrowings with borrowings tied to short-term rates caused the average cost of notes payable during 2005 to decrease by 55 basis points.
      2004 compared to 2003. Total interest expense for the year ended December 31, 2004 increased by $64.8 million, or 20%, compared to the same period in 2004. The increase in interest expense for 2004 was due to an increased volume of borrowings to finance Doral Financial’s loan production and investment activities offset partially by a decrease in the average cost of borrowings. The average balance of interest-bearing liabilities increased to $12.5 billion at an average cost of 3.08% for 2004, compared to $9.2 billion at an average cost of 3.49% for 2003.
      Interest expense on deposits amounted to $80.7 million during 2004, an increase of 13% compared to 2003. The increase in interest expense on deposits reflects a larger deposit base held at Doral Financial’s banking subsidiaries that was partly offset by a decrease in the average cost of deposits. The average balance of deposits increased to $3.2 billion for 2004 from $2.7 billion for 2003. The increase in deposits reflects an increase in the volume of brokered deposits and the expansion of Doral Financial’s bank branch network, which increased to 46 branches as of December 31, 2004, compared to 41 branches as of December 31, 2003. The average interest cost on deposits during 2004 decrease by 20 basis points, compared to 2003.
      Interest expense related to securities sold under agreements to repurchase increased by $30.1 million or 33% during 2004 compared to 2003. The increase in interest expense on securities sold under agreements to repurchase during 2004 reflects increased borrowings to finance mortgage-backed securities and other investment securities, compared to 2003, that more than offset lower borrowing costs experienced during 2004. The average balance of borrowings under repurchase agreements for 2004 was $4.8 billion, compared to $3.0 billion for 2003. The average cost on securities sold under agreements to repurchase was 2.51% for 2004, compared to 3.02% for 2003.
      Interest expense on advances from the FHLB increased by approximately $678,000 for 2004, compared to 2003. The increase in interest expense on advances from the FHLB during 2004 reflects an increase in the average cost of advances from the FHLB of 4 basis points compared to 2003. During 2004, Doral Financial relied on deposits, secured borrowings and other sources of borrowings for additional financing. Increased deposits replaced the overall unchanged volume of advances from the FHLB.
      Interest expense on loans payable amounted to $88.4 million for 2004, compared to $63.3 million for 2003, an increase of approximately $25.1 million. The increase in interest expense on loans payable for 2004 was principally due to an increase in the average balance of loans payable from $1.7 billion for 2003 to $2.4 billion for 2004. The average interest rate cost for loans payable during 2004 decreased by 5 basis points compared to 2003. The Company’s loans payable consisted principally of borrowings with local financial institutions tied to short-term interest rates and secured by mortgage loans.
      Interest expense on notes payable was $45.5 million for 2004, compared to $45.8 million for 2003, a decrease of 0.7%. The decrease in interest expense on notes payable was due to a decrease in the average cost of notes payable from 8.05% for 2003 to 5.92% for 2004. The decrease in average cost was partially offset by the increase in the balance of notes payable as a result of the issuance of an aggregate principal amount of $740.0 million of the Company’s floating rate senior notes.

Provision for Loan and Lease Losses
      The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of December 31, 2005, approximately 96% of the Company’s loan portfolio was collateralized by real property, and the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
      During 2005, due to worsening macro-economic conditions and increases in the cost of living in Puerto Rico, and delinquency trends in the Company’s loan portfolio, the Company increased its allowance for loan losses for its construction loan portfolio from $12.5 million or 1.99% of the total construction loan portfolio as of December 31, 2004 to $20.7 million or 2.61% as of December 31, 2005. Doral Financial recognized total provisions for loan and lease losses of $22.4 million, $10.4 million and $11.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      2005 compared to 2004. Doral Financial provisions for loan and lease losses for the year ended December 31, 2005 increased by $12.0 million, or 115%, compared to 2004. The increase in the provision during 2005 primarily reflects increases to the Company’s provision for construction loans, coupled with changes to Doral Financial’s estimate of probable losses based on recent experience with lines of credit and credit cards compared to 2004. As of December 31, 2005, the allowance for loan and lease losses was 1.70% of total loans receivable compared to 1.33% as of December 31, 2004. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
      During the second quarter of 2005, the Company received, in lieu of foreclosure, the real property securing a $13.5 million interim construction loan. The Company decided that the best strategy to manage its exposure on this loan was to continue the development of the initial phase of the residential housing project. The Company intends to complete the initial phase of the project and sell the residential units on the open market. During the second quarter of 2005, the Company wrote-down the loan to its market value by recognizing a loss of $1.3 million recorded as an increase in its provision for loan losses.
      2004 compared to 2003. During 2003, the Company increased the allowance for loan and lease losses to partially reserve a construction loan with an outstanding balance of $13.5 million that was not considered a non-performing loan as of December 31, 2003, but is reflected as a non-performing loan during 2004. Also, a smaller provision for 2004 resulted from a reduction in consumer loan net charge-offs. As of December 31, 2004, the allowance for loan and lease losses was 1.33% of total loans receivable, compared to 1.05% as of December 31, 2003.

Non-Interest Income
      Non-interest income consists of net gain on mortgage loans sales and fees, trading activities, net gain on sale of investment securities, servicing income and commissions, fees, and other income.

	For the Year Ended December 31,

(In thousands)	2005	2004	2003

Non-interest income:
Net gain on mortgage loan sales and fees	$52,131	$83,585	$94,709
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(3,406)	(111,678)	(28,692)
Net (loss) gain on sale of investment securities	(40,798)	11,956	5,493
Servicing income (loss), net of amortization and impairment/recovery	16,715	(18)	24,486
Commissions, fees and other income	37,906	32,333	22,809

Total non-interest income	$62,548	$16,178	$118,805

      Net Gain on Mortgage Loan Sales and Fees. Set forth below is certain information regarding the Company’s loan sale and securitization activities and resulting IO and MSR capitalization for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,

(In thousands)	2005	2004	2003

Total loan sales and securitizations	$2,686,935	$2,531,345	$2,308,070
Total loans sales resulting in the recording of IOs	$732,650	$1,063,052	$342,560
IOs capitalized	$10,981	$53,624	$30,258
MSRs capitalized	$45,433	$27,520	$31,690
      2005 compared to 2004. Net gain from mortgage loan sales and fees decreased by 38% during the year ended December 31, 2005 compared to 2004. The decrease for 2005 was the result of (1) lower gain on sale margins on sales involving floating rate IOs due to lower spreads between the weighted-average coupon of the mortgage loans sold and implied LIBOR rates and (2) a reduction in non-conforming mortgage loan sales involving the creation of IOs. The lower volume of sales was related to the Company inability to use its traditional secondary market channels to effect sales of non-conforming loans to local financial institutions because of the uncertainty surrounding the restatement process. (See Part I, Item 1. Business “— Recent Significant Events” for additional information regarding certain changes to the Company’s business strategy that will impact its future earnings results, particularly its net gain on mortgage loan sales and fees.) See also “Critical Accounting Policies — Gain on Mortgage Loan Sales and Retained Interest Valuation.”
      2004 compared to 2003. Net gain from mortgage loan sales and fees decreased by 12% during 2004 compared to 2003. The decrease in net gain on mortgage loan sales and fees during 2004, notwithstanding a larger volume of sales, especially sales resulting in the recording of IOs, reflects lower gain on sale margins on sales involving floating rate IOs due to increases in short-term interest rates.
      Net (Loss) Gain on Securities Held for Trading. Net (loss) gain on securities held for trading includes gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities accounted for as held for trading, including IOs, as well as options, futures contracts and other derivative instruments used for interest rate risk management purposes. Set forth below is a summary of the components of the net (loss) gain from securities held for trading for the year ended December 31, 2005, 2004, and 2003.

Table C — Components of Net (Loss) Gain from Securities Held for Trading

	Year Ended December 31,

(In thousands)	2005	2004	2003

Net realized gains on sales of securities held for trading	$13,315	$18,665	$106,813
Losses on the IO valuation	(12,523)	(3,137)	(3,877)
Net unrealized (losses) and gains on trading securities, excluding IOs	(4,530)	3,259	(6,823)
Net realized and unrealized gains (losses) on derivative instruments	332	(130,465)	(124,805)

Total	$(3,406)	$(111,678)	$(28,692)

      2005 compared to 2004. Net losses on securities held for trading for the year ended December 31, 2005 decreased by $108.3 million, or 97%, compared to the same period in 2004. The decrease was principally due to decreases in losses on derivative instruments, partially offset by increased losses on the value of the Company’s IOs. In order to manage the Company’s sensitivity to changes in interest rates, Doral Financial generally enters into derivative instruments, including floating-to-fixed interest rate swap agreements. As medium- and long-term rates increased during 2005, the Company experienced an increase in the value of its derivative portfolio, which resulted in realized and unrealized gains for 2005 of $332,000, compared to a loss of $130.5 million in the same period in 2004. During 2004, the Company’s interest rate risk management program was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term interest rates that could not be absorbed in the normal course of business and was not adequately aligned with the sensitivity of the Company’s balance sheet composition to changes in interest rates. During the latter part of 2004 the yield curve continued to flatten and long-term interest rates did not increase as anticipated. Accordingly, the Company experienced significant losses on the value of its derivatives. For an overview of the Company’s new risk management practices, as well as current exposure to changes in interest rates, see “— Risk Management,” below.
      Net losses on the value of the Company’s IO for the period ended December 31, 2005 increased by $9.4 million, compared to the same period in 2004. Higher losses during 2005 were recognized as a result of a 123 basis points decrease in spread, due to a lower weighted-average coupon of the underlying mortgage loans and higher implied LIBOR rates. The average implied 3-month LIBOR rates over the life of the loans, is represented by the 5-year swap rate. The five-year swap rate is used throughout the MD&A as a representative rate for parallel shifts in the yield curve to simplify the presentation of the results. However, expected cash flows of the variable IO and discounting are based on the full swap curve. The weighted-average coupon received on the mortgage loans underlying the Company’s variable IO portfolio decreased 37 basis points from 7.42% as of December 31, 2004 to 7.05% as of December 31, 2005 and the 5-year swap rate increased 86 basis points from 4.02% to 4.88% for such periods. The value of the variable rate IOs is very sensitive to changes in interest rates, particularly to changes in short-term interest rates. As short-term interest rates increase, the value of the Company’s variable rate IOs is adversely affected. This may be offset, to some extent, by a reduction of prepayments and the extension of the asset’s life. Conversely, as short-term interest rates decrease, the fair value of the IOs increases, but this may be partially or fully offset by an acceleration of prepayments and associated reduction of the life of the asset.
      Net realized gains on sales of trading securities for the period ended December 31, 2005 decreased by $5.4 million, or 29%, compared to the same period in 2004. Lower gains in 2005 were recognized as a result of a lower volume of trading activities. During 2005, sales of trading securities were $2.9 billion, compared to $5.0 billion in 2004.
      Net (loss) gain on securities held for trading for 2005 and 2004, also included $4.5 million of net unrealized losses and $3.3 million of net unrealized gains, respectively, on the value of Doral Financial’s securities held for trading, excluding IOs.

      2004 compared to 2003. During 2004, the Company recognized a net loss on securities held for trading of $111.7 million compared to a net loss of $28.7 million for 2003. The net loss on securities held for trading for 2004 was principally due to losses of $130.5 million with respect to derivative instruments undertaken for risk management purposes, as explained above.
      The net loss on securities held for trading for 2004 included net realized gains on sales of securities of $18.7 million, compared to a gain of $106.8 million for 2004. Lower gains in 2004 were recognized as a result of a lower volume of trading activities coupled with lower gain on sale margins. During 2004, sales of trading securities were $5.0 billion, compared to $11.6 billion in 2003. Increased realized gains on securities held for trading during 2003 reflected an increased volume of trading activities and higher profits, particularly in Doral Financial’s international banking entity subsidiary as well as a gain of approximately $12.2 million on a bulk sale of $250 million of Puerto Rico GNMAs to a local investment company.
      Net gain (loss) on securities held for trading for 2004 and 2003, also included net losses on the value of the Company’s IOs of $3.1 million, compared to losses of $3.9 million for 2003 and $3.3 million of net unrealized gains and $6.8 million of net unrealized losses, respectively, on the value of Doral Financial’s securities held for trading, excluding IOs.
      Net (Loss) Gain on Sale of Investment Securities. Net (loss) gain on sale of investment securities represents the impact on Doral Financial’s income of transactions involving the sale of securities classified as available for sale.
      2005 compared to 2004. For the year ended December 31, 2005 the Company experienced a net loss on sale of investment securities of $40.8 million compared to a gain of $12.0 million for 2004. The net loss during 2005 was principally driven by the Company’s decision to sell $1.2 billion from its available for sale portfolio at a loss of $45.3 million during the fourth quarter of 2005. The Company’s decision was designed as a measure to increase liquidity as well as to strengthen its capital ratios.
      2004 compared to 2003. Net gain on sale of investment securities for the year ended December 31, 2004 increased by $6.5 million compared to the same period in 2003. Increased gains in 2004 were mostly related to increased volume of sales. Increased sales activities resulted in proceeds from sales of securities available for sale of $10.0 billion in 2004, compared to $7.0 billion in 2003. A substantial increase in the volume of sales was realized through Doral Financial’s international banking entity subsidiary. Gain on the sale of securities through the international banking entity subsidiary is tax exempt to Doral Financial.
      Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the declining outstanding principal amount of the serviced loan. Other components of net servicing income include late charges, prepayment penalties, interest loss, other servicing fees, and amortization and impairment of servicing assets. Set forth below is a summary of the components of net servicing income (loss) for the years ended December 31, 2005, 2004, and 2003.

Table D — Components of Net Servicing Income (Loss)

	Year Ended December 31,

(In thousands)	2005	2004	2003

Servicing fees (net of guarantee fees)	$31,330	$29,398	$28,727
Late charges	8,860	7,393	6,958
Prepayment penalties	2,502	2,247	2,306
Interest loss	(3,551)	(2,620)	(2,974)
Other servicing fees	438	923	216

Servicing income, gross	39,579	37,341	35,233
Amortization and impairment of servicing assets	(22,864)	(37,359)	(10,747)

Servicing income (loss), net	$16,715	$(18)	$24,486

      The following table shows the changes in Doral Financial’s mortgage-servicing assets for each of the years shown:
Table E — Capitalization of Mortgage-Servicing Assets

	Year Ended December 31,

(In thousands)	2005	2004	2003

Balance at beginning of year	$136,024	$133,237	$125,243
Capitalization of MSRs	45,433	27,520	31,690
Rights purchased	4,421	4,505	11,047
Amortization	(26,846)	(29,213)	(34,743)
Application of valuation allowance to write-down permanently impaired servicing assets	(2,220)	(25)	—

Balance before valuation allowance at end of year	156,812	136,024	133,237
Valuation allowance for temporary impairment	(6,236)	(12,438)	(4,317)

Balance at end of year	$150,576	$123,586	$128,920

      2005 compared to 2004. Loan servicing fees, net of guarantee fees, increased by $1.9 million, or 7%, for the year ended December 31, 2005, compared to 2004. The increase in servicing fees, net of guarantee fees, was principally due to an increase in the average servicing portfolio. Doral Financial’s mortgage-servicing portfolio, including its own loan portfolio of $5.9 billion at December 31, 2005 and $5.2 billion at December 31, 2004, was approximately $15.7 billion at December 31, 2005, compared to $14.3 billion at December 31, 2004. Late fees and other servicing-related income for the year ended December 31, 2005 increase by $0.3 million, or 4%, for the year ended December 31, 2005, compared to the same period in 2004. The increase is principally attributable to a higher servicing portfolio, partially offset by a higher servicing interest loss attributable to an increase in the amount of interest paid to investors and not recovered from delinquent loans serviced by the Company.
      For the year ended December 31, 2005, net servicing income amounted to $16.7 million, compared to a servicing loss of $18,000 for 2004. The increase in net servicing income for 2005 was principally the result of reduced impairment charges of mortgage-servicing assets. The decrease in impairment charges was due to a decrease in anticipated mortgage prepayment rates as of December 31, 2005 that led to an increase in the valuation of the Company’s MSRs as of such date. As a result, for 2005, Doral Financial recovered $4.0 million of the Company’s previously recognized impairment valuation allowance.
      2004 compared to 2003. Loan servicing fees, net of guarantee fees, increased by $0.7 million, or 2%, compared to 2003. The increase in servicing fees, net of guarantee fees, was principally due to an increase in the average servicing portfolio. Doral Financial’s mortgage-servicing portfolio, including its own loan portfolio of $5.2 billion at December 31, 2004 and $4.3 billion at December 31, 2003, was approximately $14.3 billion at December 31, 2004, compared to $12.7 billion at December 31, 2003. Late fees and other servicing-related income for the year ended December 31, 2004 increased by $1.4 million, or 22%, compared to the same period in 2004. The increase is principally attributed to a higher servicing portfolio.
      For the year ended December 31, 2004, net servicing loss amounted to $18,000, compared to net servicing income of $24.5 million for the same period in 2003. The decrease for 2004 was the result of increased impairment charges of mortgage-servicing assets resulting from a decline in the estimated fair value of the Company’s MSRs. During 2003, the slowdown in anticipated mortgage prepayment rates, coupled with increases in escrow earnings and mortgage rates led to an increase in the valuation of the Company’s MSRs. As a result, in 2003, Doral Financial recovered $24.0 million of the Company’s previously recognized impairment valuation allowance (from $28.3 million as of December 31, 2002 to $4.3 million as of December 31, 2003). During 2004, the slight decrease in mortgage rates caused a slight increase in prepayment projections that resulted in a decrease in the valuation of the Company’s MSRs. As result, in 2004, Doral Financial recognized a net impairment of $8.1 million through a higher impairment valuation allowance.
      Capitalization of MSRs. The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the mortgage loan and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. During 2005, 2004 and 2003, Doral Financial recognized servicing assets of $45.4 million, $27.5 million and $31.7 million, respectively, in connection with the sale of loans to third parties.
      Commissions, Fees and Other Income
      Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income for the year ended December 31, 2005, 2004, and 2003:
Table F — Commissions, Fees and Other Income

	Year Ended December 31,

(In thousands)	2005	2004	2003

Retail banking fees	$17,656	$13,578	$11,000
Securities brokerage and asset management fees and commissions	1,208	1,945	2,993
Insurance agency commissions	12,396	11,852	7,910
Other income	6,646	4,958	906

Total	$37,906	$32,333	$22,809

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
      2005 compared to 2004. Commissions, fees and other income for the year ended December 31, 2005 increased by $5.6 million, or 17%, compared to the same period in 2004. The increases were due primarily to increased retail banking fees and commissions. Also during the fourth quarter of 2005 the Company sold on the open market certain residential units related with the development of a residential housing project (see — “Non-Performing Assets and Allowance for Loan and Lease Losses” section below for additional information), which resulted in revenues of approximately $2.2 million included as part of Other Income. Other Income also includes a gain of approximately $2.0 million recognized in 2005 in connection with an early extinguishment of certain securities sold under agreements to repurchase.

      2004 compared to 2003. Commissions, fees and other income for the year ended December 31, 2004 increased by $9.5 million, or 42%, compared to the same period in 2003. The increases were due primarily to increased commissions and fees earned by Doral Financial’s banking and insurance agency operations. Also during 2004, the Company recognized approximately $3.8 million in penalty fees associated with the repayment of certain construction loans prior to their stated maturity included as part of Other Income.

Non-Interest Expenses
      A summary of non-interest expenses for the years ended December 31, 2005, 2004, and 2003 is provided below.
Table G — Non-Interest Expenses

	Year Ended December 31,

(In thousands)	2005	2004	2003

Compensation and employee benefits	$90,797	$90,284	$74,377
Taxes, other than payroll and income taxes	10,918	9,363	7,587
Advertising	16,588	15,079	15,311
Professional services — excluding restatement expenses	15,801	13,711	8,644
Professional services — restatement expenses	29,373	—	—
Communication and information systems	18,553	13,812	13,323
Occupancy and other office expenses	31,548	27,242	23,201
Depreciation and amortization	20,923	17,683	14,704
Provision for contingency	25,000	—	—
Other	28,992	26,940	21,484

Total non-interest expenses	$288,493	$214,114	$178,631

      2005 compared to 2004. Non-interest expense for the year ended December 31, 2005 increased by $74.4 million, or 35%, compared to the same period in 2004. The increase in 2005 was primarily due to increases in professional services related to the restatement and the establishment of a reserve in connection with a potential settlement of the ongoing SEC investigation of the Company. Compensation and employee benefits during 2005 increased by $0.5 million, compared to 2004. The departure of certain former members of senior management during 2005 resulted in the forfeitures of 535,000 unvested stock options. When unvested options are forfeited, any compensation expense previously recognized on the forfeited unvested options is reversed in the period of the forfeiture. The compensation expense associated with forfeited unvested stock options previously recognized and reversed during 2005 amounted to $5.0 million. Excluding the amount with respect to the forfeiture of unvested stock options, compensation and employee benefits during 2005 increased by $5.5 million or 6%, compared to 2004. The increase in compensation and employee benefit was primarily due to increases in the average compensation and related fringe benefits, partially offset by a decrease of 3%, in headcount from 2,598 as of December 31, 2004 to 2,522 employees as of December 31, 2005. In 2006, the Company commenced a major reengineering project with the assistance of Proudfoot Consulting designed to substantially reduce non-interest expenses and to make the Company’s operations more efficient.
      Professional fees for 2005 increased by $31.5 million, compared to the same period in 2004. The increase for 2005 was primarily due to legal, accounting and consulting fees associated with the restatement process and related legal proceedings.
      Occupancy and other office expenses for 2005 increased by $4.3 million, or 16%, compared to the same period in 2004. The increase during 2005 was primarily due to increased costs associated with Doral Financial’s branch network expansion program as well as increased electric, water and other utility costs. As of December 31, 2005, the Company conducts its business through 112 offices within Puerto Rico and New York City, compared to 108 offices as of December 31, 2004.

      Depreciation and amortization expense during 2005 increased by $3.2 million, or 18%, compared to 2004. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware, and computer systems upgrades related to the Company’s growth.
      Other expenses for the year ended December 31, 2005 increased by $2.1 million, compared to the same period in 2004. During the fourth quarter of 2005, Doral wrote off goodwill of approximately $4.7 million associated with the acquisition of its subsidiary, Sana Mortgage Corporation, based on management’s analysis of the future profitability and prospects of this subsidiary.
      Doral Financial has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Company’s restatement, and has reserved $25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Company. Any settlement is subject to acceptance and authorization by the Commission. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement. Doral Financial has not reserved any amounts in its financial statements in respect of the pending civil lawsuits in connection with its restatement, which are in their early stages.
      2004 compared to 2003. Non-interest expense for the year ended December 31, 2004 increased by $35.5 million, or 20%, compared to the same period in 2004. The increase in 2004 was principally due to increases in compensation and employee benefits, professional services, occupancy and other office expenses, and depreciation and amortization. Compensation and employee benefits during 2004 increased by $15.9 million, or 21%, compared to 2003. A significant portion of the increase was associated with the expensing of the fair value of stock options which increased to $9.7 million during 2004, compared to $4.5 million for 2003. The increase in stock based compensation expenses was related to options on 1,560,000 common shares granted to certain former executive officers during the first quarter of 2004. The increase in compensation expense also was attributable to increases in the average compensation and related fringe benefits and increases of 9% for 2004 in headcount, from 2,375 as of December 31, 2003 to 2,598 employees as of December 31, 2004. The increase in headcount was associated with Doral Financial’s continued growth and expansion of its various lending and servicing activities.
      Professional fees for 2004 increased by $5.1 million, compared to the same period in 2003. The increase for 2004 was primarily due to legal, accounting, security and consulting fees associated with the continued expansion of Doral Financial’s business and compliance with the requirements of the Sarbanes-Oxley Act of 2002.
      Occupancy and other office expenses for 2004 increased by $4.0 million, or 17%, compared to the same period in 2003. The increase during 2004 was primarily due to increased costs associated with Doral Financial’s ongoing branch network expansion program and refurbishing of existing bank branches. As of December 31, 2004, the Company conducts its business through 108 offices within Puerto Rico and New York City, compared to 103 offices as of December 31, 2003.
      Depreciation and amortization expense during 2004 increased by $3.0 million, or 20%, compared to same period in 2003. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware and computer systems upgrades related to the Company’s growth.
      Other expenses increased for the year ended December 31, 2004 by $5.5 million, or 25%, compared to the same period in 2003. The increase for 2004 was primarily related to increases in indirect mortgage loan origination-related expenses, employee-related expenses, custodial fees and other expenses. Increased donations and contributions were effected during 2004 as the Company continued its commitment with the development and support of innovative educational, social and philanthropic programs to assist the communities it serves. The Company’s other expenses for 2004 also included a $5.2 million provision for bad debts, principally attributable to servicing advances from the sale of delinquent mortgage loans to third parties, compared to approximately $1.0 million in 2003.

Income Taxes
      Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank — NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank — NY and Doral Money are U.S. corporations and are subject to U.S. income tax on their income derived from all sources.
      Doral Financial enjoys tax-exemption on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities. The interest income and gain on sale, if any, derived from these securities by Doral Financial’s international banking entity subsidiary is exempt from Puerto Rico income taxation and excluded from federal income taxation in the case of interest, on the basis of the portfolio interest deduction, and in the case of capital gains, because the gains are sourced outside the United States.
      Under the PR Code, the statutory corporate tax rates ranges from 12.5% (20% effective July 1, 2005) for capital gain transactions to a maximum of 41.5% for regular income. The PR Code also includes an alternative minimum tax of 22% that applies if the Company’s regular income tax liability is less than the alternative minimum tax requirements. The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes. A reconciliation of the difference follows:

	Year Ended December 31,

(Dollars in thousands)	2005	2004	2003

Income before income taxes	$ 32,283	$ 129,303	$ 166,054

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Tax at maximum statutory rates	$(13,397)	(41.5)	$(50,428)	(39.0)	$(64,761)	(39.0)
Tax effect of exempt income, net of expense disallowance	42,229	130.8	48,271	37.3	63,432	38.2
Net tax benefit (expense) from capital gain transactions	706	2.2	86,807	67.1	(18,414)	(11.1)
Effect of net operating losses not used	(30,420)	(94.2)	—	—	—	—
Deferred tax valuation allowance	(4,440)	(13.8)	—	—	—	—
Non-tax deductible expenses	(12,311)	(38.1)	—	—	—	—
Other, net	(1,458)	(4.5)	841	0.7	(4,173)	(2.5)

Income tax (provision) benefit	$(19,091)	(59.1)	$85,491	66.1	$(23,916)	(14.4)

      2005 compared to 2004. For the year ended December 31, 2005, Doral Financial reported income tax expense of $19.1 million (representing an effective tax rate of 59.1%), as compared to a tax benefit of

$85.5 million for 2004. During 2005, the Company’s effective tax rate was adversely affected by an increase in income tax rates in Puerto Rico, net operating losses at certain subsidiaries that could not be used to offset taxable income at other subsidiaries, certain expenses that were not deductible for tax purposes and an increase in the valuation allowance on the Company’s deferred tax assets. These factors were offset, in part, by a high proportion of pre-tax income represented by tax exempt income derived from Doral Financial’s international banking entity subsidiary. During 2004, the Company benefited from a significant inter-company sale of IOs completed for the purpose of taking advantage of a temporary reduction in capital gain tax rates, as well as from the recognition of a deferred tax asset in respect of taxes paid on transfers of IOs based on their value prior to the restatement.
      On August 22, 2004, legislation was enacted in Puerto Rico to provide a temporary reduction in the long-term capital gain tax rates. The law amends the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004, through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004 and the second quarter of 2005, the Company entered into two separate agreements with the local taxing authorities related to intercompany sales of IOs, which permitted the Company to accelerate the recognition for tax purposes of long-term capital gains of $536.6 million and $39.9 million, respectively, related to IOs created in previous transactions. The value of the IOs at the time of the agreements, after making all relevant adjustments pursuant to the restatement, approximates $49.1 million and $15.6 million, respectively. Refer to Note 1 “— Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements accompanying the Company’s amended 2004 Annual Report on Form 10-K for additional information. The transactions executed during the second quarter of 2005 and the fourth quarter of 2004 resulted in the recognition of an income tax benefit of approximately $2.6 million and $9.1 million, respectively, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%.
      During 2004, as a result of the correction in the methodology used to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfers as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $190.1 million (before any valuation allowance). This benefit is attributable to the tax effect of the difference between the tax basis of the IOs and their restated book value. The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to the restated value, which would have resulted in a significant lower tax obligation. The Company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
      As a result of the increase in deferred tax assets attributable to the restatement, the Company has evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and as a result, established a valuation allowance. This evaluation included an analysis of the inability of the Company to file consolidated tax returns for its Puerto Rico subsidiaries and, therefore, to utilize losses in one of its subsidiaries to offset gains in another subsidiary, as well as an analysis of the likelihood of realizing the deferred tax assets created in the ordinary course of the Company’s operations. At December 31, 2005, the deferred tax asset, net of its valuation allowance of $75.7 million, amounted to approximately $213.2 million.
      Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. During 2005, certain subsidiaries operated at a loss, and based on the forecast of future taxable income, Doral Financial determined that the associated deferred tax asset could not be realized. Specifically for the year ended December 31, 2005, the Company expected that the tax benefit of $30.4 million attributable to losses at certain subsidiaries will not be realized and, as a result, is not being recognized in the financial statements. During 2004, all of Doral Financial’s subsidiaries operated at a profit.

      During 2005, Doral Financial’s results included non-tax deductible expenses of $29.7 million arising from goodwill impairment and a reserve for a potential settlement of the SEC’s ongoing investigation of the Company.
      During 2005, pre-tax income from Doral Financial’s international banking entity subsidiary amounted to $85.3 million or 264% of total consolidated pre-tax income, compared to $77.8 million or 60% for 2004.
      2004 compared to 2003. In 2004, Doral Financial recognized an income tax benefit of $85.5 million compared to an income tax expense of $23.9 million in 2003. The decrease in tax expense during 2004 reflected higher income from capital gain transactions, including the intercompany sale of IOs, offset by slightly higher proportional income from Doral Financial tax exempt operations.
      Refer to Note 22 to the consolidated financial statements for additional information on income taxes.
OUT OF PERIOD ADJUSTMENTS
      In the fourth quarter of 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005, to the interim periods in 2005 or to 2005, as a whole, the Company corrected these errors in the fourth quarter of 2005.
      The errors in the Company’s previously reported financial information, and the failure to prevent them or detect them in the Company’s financial reporting process, were largely attributable to ineffective controls, particularly the lack of effective controls over the financial close and reporting process. As part of its remediation program, the Company is taking steps to add skilled resources to improve controls and increase the reliability of its financial closing process. See Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K for further information.

Description of Out of Period Adjustments

Accrual of Interest Income and Expense on Recharacterized Loan Transfers:
      As part of the restatement of its financial statements, the Company developed software to process the accounting for the mortgage loan assets and related loans payable resulting from the recharacterization as secured borrowings of certain prior mortgage loan transfers. This system erroneously calculated the interest income and interest expense resulting from those items on a cash basis, rather than on an accrual basis as required by GAAP. This error affected all quarterly and annual periods from 2000 to the present, but the effect was not material in any reporting period.

Forfeiture of Unvested Stock Options:
      During the third quarter of 2005, the Company should have reversed approximately $5.0 million in compensation expense from the forfeiture of unvested stock options resulting from the departure of some of its former senior executives.

Valuation Allowance on Deferred Tax Assets:
      During 2005, the Company erroneously calculated the valuation allowance on deferred tax assets and recorded adjustments to its results for the fourth quarter of 2005. Specifically, the Company failed to consider the appropriate factors in estimating the valuation allowance for its deferred income tax assets. These adjustments relate to errors made during the first three quarters of 2005.

Other Adjustments:
      We identified other items that did not conform to GAAP and recorded adjustments to our results for the fourth quarter of 2005 that relate to previously reported periods. The most significant of these errors relate to the valuation of the Company’s interest-only strips, the capitalization of servicing advances for insurance and taxes on delinquent loans and real estate owned properties and the accounting for foreclosed properties. The error in the valuation of the IOs was related to a mistake in gathering the data for calculating the regression factor used to determine prepayment assumptions, and not to an error in the valuation methodology.

Impact of Out of Period Adjustments
      Had these errors been recorded in the proper period, the Company’s net interest income as reported would decrease by $5.2 million for 2005 and by $0.2 million for 2004 and would increase by $2.2 million for 2003. Net income as reported would decrease by $2.0 million (or an increase in net loss per diluted share of $0.02) for 2005 and by $0.6 million for 2004 (or $0.01 per diluted share), and would increase by $1.4 million (or $0.01 per diluted share) for 2003.
      For information about the impact of these out of period adjustments on our fourth quarter results of operations, please refer to Note 34 to Doral Financial’s consolidated financial statements.
OPERATING SEGMENTS
      Doral Financial manages its business as four operating segments: mortgage banking and risk management, banking (including thrift operations), institutional securities operations and insurance agency activities. Refer to Note 33 of Doral Financial’s Notes to the consolidated financial statements for summarized financial information regarding these operating segments. The entire amount of interest expense related to debt incurred at the parent company level is allocated to the mortgage-banking segment. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Refer to Note 33 of Doral Financial’s Notes to the consolidated financial statements for summarized financial information for these operations. All figures shown in this section are based on balances before intersegment eliminations.
      Mortgage Banking and Risk Management. This segment includes a wide range of activities, including the origination, sale, securitization and servicing of mortgage loans; the holding of mortgage-backed securities and other investment securities for sale or investment; and the origination of construction loans and mortgage loans secured by income-producing real estate or unimproved land. This segment also includes the results of most of the Company’s transactions with respect to derivative instruments used for risk management purposes. The mortgage- banking business is carried out primarily in Puerto Rico, and to a lesser extent in New York. Mortgage loan originations in Puerto Rico tend to be less sensitive to interest-rate changes than in the mainland United States because a significant number of loan originations in Puerto Rico are made for debt consolidation purposes rather than interest rate savings. Servicing operations generally perform better when mortgage rates are relatively high and consequently loan prepayments are low.
      The activities in this area are conducted through four mortgage banking units — HF Mortgage Bankers, an operating division within the parent company, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Mortgage Corporation (“the Mortgage Subsidiaries”). Results for this segment are significantly impacted by Master Loan Production Agreements entered with Doral Financial’s banking subsidiary in Puerto Rico. Under the terms of the Master Loan Production Agreement, the Mortgage Subsidiaries assist Doral Bank — PR in reaching its loan production goals by advertising to the general public and providing other origination and settlement services. In exchange for these services, Doral Bank — PR remits to the Mortgage Subsidiaries a percentage of the originating fees charged to the borrowers under the mortgage loan agreements. Residential mortgage loans originated by Doral Bank — PR are usually sold through Doral Financial’s mortgage banking units, after an intersegment transaction. Realized losses on the sale of mortgage loans, losses in the value of the IO portfolio and an increased income tax expense, negatively impacted the results of the mortgage banking segment in 2005 compared to 2004 and 2003. This segment experienced a net loss of $62.8 million in 2005, compared to net income of $30.5 million in 2004 (including an income tax benefit of $109.7 million) and a net income of $24.6 million in 2003.

      Net interest income was $82.9 million in 2005, $138.2 million in 2004, and $98.0 million in 2003. The decrease in net interest income in 2005 was due to a significant reduction in net interest margin coupled with a decrease in the average balance of interest-earning assets for the segment. The increase in net interest income for 2004 was due largely as a result of an increase in the average balance of interest-earning assets and the repayment of an aggregate of approximately $366.5 million of relatively high-rate notes payable and the replacement of such borrowings with lower-cost borrowings. Also during 2004, the Company recognized a yield adjustment on its mortgage-banking segment of $10.0 million related to deferred fees on construction loans that were repaid prior to their stated maturity. Interest rate spread and margin for the mortgage banking and risk management segment for 2005 was 1.22% and 1.32%, respectively, compared to 1.57% and 1.80% for 2004 and 1.66% and 2.02% for 2003. Average balance of interest-earning assets for the segment was $6.3 billion, $7.7 billion, and $4.9 billion for 2005, 2004, and 2003, respectively.
      This segment experienced non-interest income of $28.3 million for 2005, a non-interest loss of $108.8 million for 2004, and non-interest income of $33.0 million for 2003. The increase in non-interest income in 2005 compared to 2004 was primarily due to dividends received from other non-mortgage banking subsidiaries, higher net gain on mortgage loans sales and higher servicing income offset by higher losses on sale of investment securities. The loss during 2004 was related to a reduced net gain on mortgage loans sales and fees, reflecting higher premiums paid on the loans purchased from Doral Bank — PR, coupled with losses sustained on its investment activities. Generally, the mortgage-banking segment realized losses on the loans purchased from its affiliate when the loans are sold (generally at par) to a third party. This loss is offset in consolidated results by realized gains recognized on the banking segment for such transactions. Realized losses of $38.0 million for 2005, $122.1 million for 2004, and $41.2 million for 2003 were recognized in the mortgage-banking segment related to such intercompany loan transactions. Net gains on mortgage loan sales and fees amounted to $15.2 million for 2005, compared to a net loss of $41.8 million for 2004, and a net gain of $52.8 million for 2003. Notwithstanding increases in mortgage banking loan production and higher volume of sales, mortgage loan sales and fees were also lower because of lower margins associated with the reduced valuation of IOs. The reduced margins resulted primarily from increases in short-term interest rates.
      Investment activities losses decreased during 2005 to $42.3 million, compared to a loss of $75.1 million and $51.2 million for 2004 and 2003, respectively. Investment activities were primarily affected by gains sustained with respect to derivative instruments undertaken for risk management purposes of $1.6 million for 2005, compared to losses of $72.9 million and $107.8 million for 2004 and 2003, respectively. Gains with respect to derivative instruments during 2005 were offset by a net loss on the sale of investment securities of $40.6 million during 2005 compared to losses of $7.4 million and gains of $11.4 million for 2004 and 2003, respectively. The net loss during 2005 was principally driven by the Company’s decision to sell $1.2 billion from its available for sale portfolio at a loss of $45.3 million during the fourth quarter of 2005. The Company’s decision was designed as a measure to increase future net interest income and liquidity, as well as to strengthen its capital ratios. Investment activities were also adversely affected by a loss of $12.5 million on the IO valuation for 2005, compared to a loss of $3.1 million for 2004 and a loss of $3.9 million for 2003.
      Net servicing income increased during 2005, driven by decreased amortization and impairment charges of the Company’s servicing assets. The combined amortization and impairment charges for the mortgage-banking segment amounted to $22.8 million during 2005, compared to $37.2 million and $9.1 million during 2004 and 2003, respectively.
      Non-interest expenses for this segment increased to $170.9 million in 2005, compared to $107.5 million in 2004 and $90.7 million in 2003. The increase in non-interest expenses for this segment in 2005 and 2004 was driven by increases in professional fees associated with the restatement process, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Financial’s mortgage banking and expenses related to increased lending activities and servicing. Also, the Company’s reserve of $25.0 million established in connection with the potential settlement of the SEC’s ongoing investigation of the Company was recognized in the mortgage-banking segment, as well as a goodwill write-off of $4.7 million associated with SANA Mortgage Corporation based on management’s analysis of the future profitability and prospects of this subsidiary.
      The results for the mortgage banking and risk management segment for the years ended December 31, 2004 and 2003, include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. Doral Financial phased out the operations of Doral Overseas, effective March 31, 2004. For the years ended December 31, 2004 and 2003, the operations of Doral Overseas accounted for approximately $804,000 and $28.8 million, respectively, of the total non-interest income, and approximately $755,000 and $5.4 million, respectively, of the total net interest income of the mortgage banking and risk management segment.
      Doral Financial also operates another international banking entity, Doral International, Inc., a wholly owned subsidiary of Doral Bank — PR. The operations of Doral International are included within the banking segment discussed below. Doral Financial has increased the investment activities of Doral International and, accordingly, the diminished contribution from Doral Overseas was counterbalanced to some extent by an increased contribution from Doral International.
      Banking. The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 42 retail bank branches, and its thrift operations in the New York City metropolitan area, currently operating through 10 branches. The investment activities by Doral Bank — PR through its international banking entity are also included within the banking segment. Doral Financial’s banking subsidiaries offer a variety of loan and deposit products, with an emphasis on residential, construction and commercial real estate-secured mortgage loan products. The mortgage loan origination activity of the banking segment is closely integrated with the mortgage-banking segment. Doral Financial’s banking subsidiaries have entered into master loan production agreements with their mortgage banking affiliates whereby the mortgage banking units help the banking subsidiaries originate loans by advertising to the general public and providing other origination and settlement infrastructures. These arrangements result in reduced expenses by avoiding the costs of maintaining duplicate origination systems. Net income for the banking segment amounted to $97.0 million during 2005, compared to $165.5 million and $108.3 million during 2004 and 2003, respectively.
      Net interest income for the banking segment was $191.2 million for 2005, compared to $181.1 million and $126.0 million for 2004 and 2003, respectively. The increase in net interest income for 2005 and 2004 resulted mainly from significant increases in the amount of interest-earning assets, particularly in mortgage-backed and investment securities held by the banking subsidiaries, driven by the Company’s strategy to increase its tax-exempt income by investing in U.S. GNMAs and U.S. FHLMC/ FNMA mortgage-backed securities, and by holding a significant amount of U.S. Treasury securities at its international banking entity subsidiary, as described in “Consolidated Results.” In 2005, significant decreases in net interest margin partially reduced the results of the segment. Interest rate spread and margin for the banking segment for 2005 was 1.58% and 1.71%, respectively, compared to 1.80% and 1.98% for 2004 and 1.60% and 1.96% for 2003. Total average interest-earning assets for the banking segment for 2005 were $11.2 billion compared to $9.2 billion for 2004 and $6.2 billion for 2003.
      Non-interest income decreased to $56.8 million in 2005, compared to $116.9 million in 2004 and $84.5 million in 2003. The decrease during 2005 reflected decreased gains on sales tied to lower volume of loan sales, mainly to the parent company, as a result of the parent company’s inability to use its traditional secondary market channels in Puerto Rico to effect non-conforming loan sales because of the uncertainty surrounding the restatement process. The increase during 2004 reflected increased gains on sales of mortgage loans tied to the increased volume of loan sales, mainly to the parent company, and the recognition of higher gains on such sales. Gains on mortgage loan sales and fees for this segment were $36.3 million in 2005 compared to $127.9 million in 2004 and $49.1 million in 2003. Investment activities for this segment resulted in a loss of $2.1 million in 2005 compared to a loss of $28.4 million in 2004 and a gain of $24.4 million in 2003. The improve performance in 2005 on investment activities was principally attributable to derivatives undertaken for interest rate risk management purposes. Banking fees and commissions also increased considerably during the period, from $11.0 million in 2003 to $13.6 million in 2004 and $17.7 million in 2005, as the Company continued the expansion of its bank branch network.
      Non-interest expenses for this segment increased to $122.2 million in 2005, compared to $105.7 million in 2004 and $84.5 million in 2003. The increase in non-interest expenses during 2005 and 2004 was driven by increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Bank — PR and Doral Bank — NY banking operations. As of December 31, 2005, the segment had 52 bank branches compared to 46 and 41 branches as of December 31, 2004 and 2003, respectively.
      Institutional Securities Operations. This segment corresponds to the operations of Doral Financial’s institutional broker-dealer subsidiary, Doral Securities, Inc., which is headquartered in San Juan, Puerto Rico. Doral Securities sells securities to institutional customers, provides investment banking services, provides investment management services to a locally based investment company, and to a lesser extent, operates a repurchase lending operation involving short-term extensions of credit secured by highly liquid and marketable securities. During 2004, Doral Securities significantly reduced its repurchase lending operations. Net income for this segment amounted to $2.1 million for 2005, $4.4 million for 2004 and $5.6 million for 2003. The decrease for 2005 was principally related to losses on investment activities. The decrease for 2004 was principally related to a decrease in intercompany agency fees paid by Doral Financial’s other affiliates to Doral Securities and reduced repurchase lending operations with affiliates.
      As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company decided to terminate its institutional sales and investment banking services. Doral Securities is still conducting certain asset management activities and maintains a small portion of the Company’s trading securities portfolio. The Company is currently examining the future viability of this operation.
      Insurance Agency. Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s base of mortgage customers. Doral Insurance Agency is diversifying its range of products to include other forms of insurance products such as auto, life and disability. Net income for this segment amounted to $8.4 million during 2005, compared to $10.9 million for 2004 and to $6.1 million for 2003. The decrease for 2005 was primarily attributable to the Company’s decision in the second quarter of 2005 to transfer the investment portfolio of the mortgage banking subsidiaries and insurance agency operations to the parent company. As a result for the year ended December 2005, net interest income amounted to $2.0 million, compared to $5.3 million and $2.0 million in 2004 and 2003, respectively. During 2005 and 2004, the segment experienced growth in insurance fees and commissions driven by the Company’s strong internal mortgage loan production and the cross-selling of mortgage-related insurance products to its client base. For the year ended December 31, 2005, insurance fees and commissions amounted to $12.4 million, compared to $11.9 million in 2004, and $7.9 million in 2003.

BALANCE SHEET AND OPERATING DATA ANALYSIS
Loan Production
      Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $483.1 million, $606.5 million, and $496.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the years indicated:
Table H — Loan Production

	Year Ended December 31,

(Dollars in thousands, except for average initial loan balance)	2005	2004	2003

FHA/ VA mortgage loans
Number of loans	3,881	5,116	3,973
Volume of loans	$332,409	$446,551	$370,904
Percent of total volume	6%	8%	8%
Average initial loan balance	$85,650	$87,285	$93,356
Conventional conforming mortgage loans
Number of loans	11,357	7,537	10,459
Volume of loans	$1,355,136	$932,085	$1,245,989
Percent of total volume	25%	17%	25%
Average initial loan balance	$119,322	$123,668	$119,131
Conventional non-conforming mortgage loans(1)
Number of loans	22,294	25,286	18,419
Volume of loans	$2,438,285	$2,789,250	$2,175,970
Percent of total volume	44%	51%	44%
Average initial loan balance	$109,370	$110,308	$118,137
Other(2)
Number of loans	13,956	12,460	8,790
Volume of loans	$1,354,184	$1,297,911	$1,108,074
Percent of total volume	25%	24%	23%

Total loans
Number of loans	51,488	50,399	41,641

Volume of loans	$5,480,014	$5,465,797	$4,900,937

(1)	Includes $224 million, $160 million, and $79 million in second mortgages for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multifamily and commercial properties as well as other commercial, land, and consumer loans.
      A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancings. For the years ended December 31, 2005, 2004, and 2003, refinancings represented approximately 53%, 55%, and 62%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

Loan Origination Channels
      In Puerto Rico, Doral Financial relies primarily on its extensive retail mortgage banking and bank branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiaries. In Puerto Rico, Doral Financial maintains a specialized unit that works closely with housing project developers and originates mortgage loans to finance the acquisition of homes in new residential developments.
      The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the years indicated:
Table I — Loan Origination Sources

	Year Ended December 31,

	2005			2004			2003

	Puerto Rico	U.S.	Total	Puerto Rico	U.S.	Total	Total

Retail	70%	1%	71%	68%	—	68%	70%
Wholesale(1)	8%	—	8%	11%	—	11%	10%
New Housing Developments	10%	2%	12%	13%	2%	15%	14%
Multifamily	—	—	—	—	—	—	2%
Other(2)	7%	2%	9%	5%	1%	6%	4%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.

Mortgage Loan Servicing
      Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During the years ended December 31, 2005, 2004, and 2003, Doral Financial purchased servicing rights to approximately $229.0 million, $266.6 million, and $616.0 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio by internal loan originations and wholesale purchases of loans with the related servicing rights, but will also continue to consider attractive opportunities for bulk purchases of servicing rights from third parties.

      The following table sets forth certain information regarding the total mortgage loan-servicing portfolio:
Table J — Mortgage Loan Servicing

	Year Ended December 31,

(Dollars in thousands, except for average size of loans prepaid)	2005	2004	2003

Composition of Servicing Portfolio at Year End:
GNMA	$2,193,541	$2,451,039	$2,729,132
FHLMC/ FNMA	4,209,561	3,656,712	3,483,173
Doral Financial grantor trusts	—	12,999	37,225
Other conventional mortgage loans(1)(2)	9,324,502	8,143,617	6,440,714

Total servicing portfolio	$15,727,604	$14,264,367	$12,690,244

Servicing Portfolio Activity:
Beginning servicing portfolio	$14,264,367	$12,690,244	$11,241,523
Add:
Loans funded and purchased(3)	4,224,348	4,141,931	3,723,566
Bulk servicing acquired	229,022	266,638	616,028
Less:
Servicing sales	15,032	4,029	2,450
Run-off(4)	2,975,101	2,830,417	2,888,423

Ending servicing portfolio	$15,727,604	$14,264,367	$12,690,244

Selected Data Regarding Mortgage Loans Serviced:
Number of loans	173,956	162,196	150,553
Weighted-average interest rate	7.02%	6.76%	7.03%
Weighted-average remaining maturity (months)	257	258	258
Weighted-average gross servicing fee rate	0.3852%	0.3835%	0.3873%
Average-servicing portfolio	$15,168,446	$13,558,766	$12,057,231
Principal prepayments	$2,348,000	$2,333,000	$2,391,000
Constant prepayment rate	13%	15%	17%
Average size of loans	$90,411	$87,945	$84,291
Servicing assets, net	$150,576	$123,586	$128,920
Delinquent Mortgage Loans and Pending Foreclosures at Year End:
60-89 days past due	1.24%	1.01%	1.06%
90 days or more past due	1.71%	1.55%	1.90%

Total delinquencies excluding foreclosures	2.95%	2.56%	2.96%

Foreclosures pending	1.64%	1.62%	1.72%

(1)	Includes $5.9 billion, $5.2 billion, and $4.3 billion of loans owned by Doral Financial at December 31, 2005, 2004 and 2003, respectively, which represented 38%, 37%, and 34%, respectively, of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $286.1 million, $333.7 million, and $261.4 million at December 31, 2005, 2004 and 2003, respectively, of delinquent FHA/ VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $1.3 billion, $1.3 billion, and $1.2 billion for the years ended December 31, 2005, 2004 and 2003, respectively, of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not considered part of the mortgage-servicing portfolio.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At December 31, 2005, 2004 and 2003 less than 2% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
      The amount of principal prepayments on mortgage loans serviced by Doral Financial was $2.3 billion, $2.3 billion, and $2.4 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network that has permitted Doral Financial to increase the size of its servicing portfolio even during periods of declining interest rates and high prepayments.

Mortgage Loans Held for Sale
      Substantially all of the residential mortgage loans originated by Doral Financial mortgage banking units are classified as held for sale because Doral Financial intends to sell these loans in the ordinary course of its mortgage banking business. Mortgage loans held for sale are carried on Doral Financial’s Consolidated Statements of Financial Condition at the lower of net cost or market value on an aggregate portfolio basis. Market values are determined by reference to market prices for comparable mortgage loans, adjusted by the portfolio credit risk. The amount by which costs exceed market value, if any, is accounted for as a loss during the period in which the change in valuation occurs. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential mortgage loans held for sale are fixed-rate loans. Note 9 to Doral Financial’s consolidated financial statements contains additional information with respect to Doral Financial’s portfolio of mortgage loans held for sale.
      As of December 31, 2005, Doral Financial owned approximately $5.3 billion in mortgage loans held for sale, of which approximately $4.7 billion consisted of residential mortgage loans. This amount includes $3.5 billion of mortgage loans pledged to secure financing agreements with local financial institutions.
      GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loan for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back onto the Company’s mortgage loans held for sale portfolio, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2005, the mortgage loans held for sale portfolio includes $74.0 million related to GNMA defaulted loans, compared to $71.2 million as of December 31, 2004.

Loans Receivable
      Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction loans, land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiaries. During 2005 and 2004, the Company experienced significant increases in its commercial loan activity. Commercial loans secured by real estate include $448.0 million and $200.1 million as of December 31, 2005 and 2004, respectively, resulting from mortgage transfers from a local financial institutions that were subsequently recharacterized as commercial loans. Also, during 2004, the Company entered into the auto and equipment finance leasing business through Doral Leasing, a division of Doral Bank — PR. A significant portion of Doral Financial’s loans receivable represent loans made to entities or individuals located in Puerto Rico.
      The maximum aggregate amount in unsecured loans that Doral Bank — PR could make to a single borrower under Puerto Rico banking regulations as of December 31, 2005, was approximately $65.2 million. Puerto Rico banking regulations permit larger loans to a single borrower to the extent secured by qualifying collateral. The maximum aggregate amount in loans that Doral Bank — NY could make to a single borrower under the OTS banking regulations as of December 31, 2005, was $9.1 million. Doral Financial’s largest aggregate authorized indebtedness to a single borrower or group of related borrowers as of December 31, 2005, was $448.0 million, and consists principally of loans secured by real estate mortgages that resulted from the recharacterization of certain mortgage loan transfers from a local financial institution as commercial loans secured by mortgages. The impact of such recharacterization on applicable loan-to-one-borrower limitations is not clear. Accordingly, Doral Bank — PR has requested an administrative ruling from the Office of the Commissioner providing a temporary waiver from continued compliance with applicable loan-to-one-borrower limitations with respect to this transaction. As of the date of the filing of this Annual Report on Form 10-K, the Company had not received a response from the Office of the Commissioner. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of borrowers other than the recharacterized secured borrowings mentioned above is $63.3 million.
      The following table sets forth certain information regarding Doral Financial’s loans receivable:
Table K — Loans Receivable, Net

	As of December 31,

(In thousands)	2005	2004	2003	2002	2001

Construction loans	$795,848	$629,913	$603,909	$465,020	$358,659
Residential mortgage loans	514,164	409,005	529,147	282,059	63,546
Commercial — secured by real estate	891,795	568,842	152,016	138,270	123,414
Consumer — secured by real estate	—	320	375	821	870
Consumer — other	81,464	70,579	66,516	62,279	39,109
Lease financing receivable	44,636	7,488	—	—	—
Commercial non-real estate	142,909	36,848	22,006	13,291	16,874
Loans on savings deposits	15,082	9,354	8,769	8,720	10,523
Land secured	50,358	51,853	65,818	79,996	46,602

Loans receivable, gross	2,536,256	1,784,202	1,448,556	1,050,456	659,597

Less:
Unearned interest and deferred loan fees, net	(23,252)	(15,622)	(21,052)	(18,777)	(7,778)
Allowance for loan and lease losses	(35,044)	(20,881)	(14,919)	(7,364)	(4,459)

	(58,296)	(36,503)	(35,971)	(26,141)	(12,237)

Loans receivable, net	$2,477,960	$1,747,699	$1,412,585	$1,024,315	$647,360

      The following table sets forth certain information as of December 31, 2005, regarding the dollar amount of Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
Table L — Loans Receivable by Contractual Maturities

	As of December 31, 2005

	1 Year or	1 to
(In thousands)	Less	5 Years	Over 5 Years	Total

Construction loans	$515,554	$208,628	$71,666	$795,848
Residential mortgage loans	6,954	61,651	445,559	514,164
Commercial — secured by real estate	70,364	242,027	579,404	891,795
Consumer — secured by real estate	—	—	—	—
Consumer — other	51,439	29,877	148	81,464
Lease financing receivable	18	33,231	11,387	44,636
Commercial non-real estate	38,980	102,518	1,411	142,909
Loans on savings deposits	8,428	6,626	28	15,082
Land secured	30,702	3,709	15,947	50,358

Loans receivable, gross	$722,439	$688,267	$1,125,550	$2,536,256

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
      The following table sets forth the dollar amount of total loans receivable at December 31, 2005, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.
Table M — Loans Receivable by Fixed and Floating or Adjustable Rates

		Due After One Year

			Floating or
	1 Year or		Adjustable-
(In thousands)	Less	Fixed-Rate	Rate	Total

Construction loans	$515,554	$118,631	$161,663	$795,848
Residential mortgage loans	6,954	507,210	—	514,164
Commercial — secured by real estate	70,364	364,037	457,394	891,795
Consumer — secured by real estate	—	—	—	—
Consumer — other	51,439	29,938	87	81,464
Lease financing receivable	18	44,618	—	44,636
Commercial non-real estate	38,980	103,643	286	142,909
Loans on savings deposits	8,428	6,654	—	15,082
Land secured	30,702	19,306	350	50,358

Loans receivable, gross	$722,439	$1,194,037	$619,780	$2,536,256

      Doral Financial originates floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction, land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2005, 2004 and 2003, approximately 44%, 52%, and 40%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The adjustable rate construction, commercial and land loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Substantially all construction, commercial and land loans held by Doral Financial are adjustable rate loans maturing, generally, within 10 to 70 months. Note 10 to Doral Financial’s consolidated financial statements contains additional information with respect to Doral Financial’s portfolio of loans receivable.

Investment and Trading Activities
      As part of its mortgage securitization activities, Doral Financial is involved in the purchase and sale of mortgage-backed securities. In the past, Doral Financial also engaged in purchases and sales of whole loans and securities primarily through its international banking entity subsidiary. During the third quarter of 2005, Doral Financial made the determination to terminate its program of purchasing loans in bulk without the associated servicing rights. At December 31, 2005, Doral Financial held securities for trading with a fair market value of $388.7 million, approximately $206.4 million of which consisted of Puerto Rico tax-exempt GNMA securities. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held for trading are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on securities held for trading. The fair values of Doral Financial’s tax-exempt GNMA securities are based on quotations obtained from local broker-dealers. Refer to “Critical Accounting Policies — Valuation of Trading Securities and Derivatives” for additional information on how Doral Financial determines the fair values of its trading securities.
      As part of its strategy to diversify its revenue sources and maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of December 31, 2005, Doral Financial held $4.6 billion of investment securities that were classified as available for sale and reported at fair value based on quoted market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income (loss), net of income tax (expense) benefit in Doral Financial’s consolidated financial statements. Of this amount, approximately 99.97% was held at Doral Financial’s banking subsidiaries. At December 31, 2005, Doral Financial had unrealized losses in AOCI of $125.5 million, compared to unrealized losses of $73.7 million at December 31, 2004 related to its available for sale portfolio. The Company evaluates for impairment its investment securities at least quarterly or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company evaluates for other than temporary impairment in accordance with FASB Staff Position FAS115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which requires that the Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been below cost basis, the expectations for the security’s performance, the creditworthiness of the issuer, and the Company’s intention and ability to hold the security until maturity. The unrealized losses in the Company’s investment securities are almost entirely related to increases in interest rates, which tend to reduce the value of fixed rate securities, and not credit concerns. Most of the Company’s securities are either U.S. government agency or mortgage-backed securities that are highly rated. No individual securities position has unrealized losses in excess of 7.5% of its amortized cost. Moreover, the Company understands that it has adequate liquidity at its banking subsidiaries, where most of the securities are held, to continue to hold these securities. Based on these factors, management has concluded that the existing impairments as of December 31, 2005 were temporary and no impairment charge was reported in the Consolidated Statements of Income. See Part I, Item 1. Business “— Recent Significant Events” for discussion of the Company’s future business strategy, which involves an increased emphasis on lending activities and decreased emphasis on investment in securities.
      As of December 31, 2005, Doral Financial held approximately $2.1 billion in securities that are classified as held to maturity and reported at amortized cost.
      The following table summarizes Doral Financial’s securities holdings as of December 31, 2005.
Table N — Investment Securities

				Total
	Held for	Available for	Held to	Investment
(In thousands)	Trading	Sale	Maturity	Securities

Mortgage-backed securities	$272,712	$3,499,130	$352,255	$4,124,097
Variable interest-only strips	72,550	—	—	72,550
Fixed interest-only strips	1,484	—	—	1,484
U.S. Treasury	—	1,022,391	675,265	1,697,656
U.S. government sponsored agency obligation	11,156	110,052	1,049,619	1,170,827
Puerto Rico government obligations	5,510	—	19,135	24,645
Other	25,264	—	3,420	28,684

Total	$388,676	$4,631,573	$2,099,694	$7,119,943

      For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 5, 6 and 7 of Doral Financial’s consolidated financial statements.
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
      Doral Financial’s capital resources and financing costs have been affected by a number of factors as a result of the restatement process, including the downgrade of its credit ratings, its inability to access the capital markets, the decision of a substantial majority of its unsecured creditors not to renew committed credit facilities and the termination of commitments to sell non-conforming mortgage loans in the local market, as well as extraordinary legal, accounting and other expenses. The decrease in Doral Financial’s credit ratings could make it more difficult for Doral Financial to sell non-conforming loans subject to recourse provisions since the purchasers of loans subject to recourse provisions rely in part on the credit of Doral Financial when purchasing such loans. A decrease in recourse sales could adversely affect the liquidity of Doral Financial because the secondary market for non-conforming loans is not as liquid as the secondary market for loans that qualify for the sale or guarantee programs of FHA, VA, FNMA and FHLMC. The decrease in Doral Financial’s credit ratings has and may continue to adversely affect its liquidity because lending institutions have been and may continue to be less inclined to renew or enter into new lending arrangements with Doral Financial or demand higher collateral requirements. In addition, counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes have and could further increase the applicable margin requirements under such agreements.

      On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock.
      Since the second half of 2005, Doral Financial has relied on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities, sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. During the fourth quarter of 2005, the Company sold approximately $1.2 billion in treasury and mortgage-backed securities in order to improve liquidity and strengthen its capital ratios. As of the date of this Annual Report, Doral Financial expects that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations during 2006. The Company’s greatest liquidity challenge will be to refinance $625 million of its floating rates senior notes that mature in July 2007. Doral Financial does not anticipate that it will have sufficient sources of internal liquidity to repay this indebtedness at maturity. Accordingly, it is currently reviewing a number of possible alternatives to refinance this indebtedness. The resolution of the ongoing SEC proceedings and civil class actions may also require the payment of fines, settlements, damages or other amounts, which would place additional demands and stress on Doral Financial’s liquidity.
      Doral Financial has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Company’s restatement, and has reserved $25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Company. Any settlement is subject to acceptance and authorization by the Commission. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.
      Banking regulators place restrictions on the ability of Doral Financial’s non-banking operations to rely on the liquidity of its banking subsidiaries. Moreover, on March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner, which prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval. As a result of Doral Financial’s holding company structure, its deposits and substantially all of its investment securities are held by its banking subsidiaries. For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings, in this Form 10-K.
      Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. At December 31, 2005 and 2004, advances to investors were $43.9 million and $32.5 million, respectively. During the years ended December 31, 2005 and 2004, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $36.0 million and $26.2 million, respectively. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/ VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2005, and 2004, the outstanding principal balance of such delinquent loans was $286.1 million and $333.7 million, respectively, and the aggregate monthly average amount of funds advanced by Doral Financial on such delinquent loans was $21.9 million and $26.1 million, respectively. During the year ended December 31, 2004, the Company sold approximately $44.4 million of residential FHA-insured or VA-guaranteed delinquent loans and $67.0 million of conventional residential mortgage loans to third parties. There were no delinquent loan sales in 2005.
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
      From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of December 31, 2005, Doral Financial’s maximum recourse exposure with FNMA amounted to $980.6 million and FNMA required the posting of approximately $45.0 million in cash collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.
      The table below shows Doral Financial’s sources of borrowings and the related average interest rate as of December 31, 2005, and 2004. Refer to Notes 17 and 19 to Doral Financial’s consolidated financial statements for additional information regarding Doral Financial’s repurchase agreements and warehouse lines of credit.
Table O — Sources of Borrowings

	As of December 31,

	2005		2004

	Outstanding	Average	Outstanding	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate

Deposits	$4,237,269	2.98%	$3,643,080	2.47%
Repurchase agreements	6,054,598	4.08%	6,305,163	2.73%
Advances from the FHLB	969,500	4.08%	1,294,500	3.98%
Loans payable	3,578,230	5.75%	3,638,507	3.68%
Notes payable	965,621	5.86%	1,095,977	4.38%
      As of December 31, 2005, Doral Financial had collateralized warehousing, gestation and repurchase agreement lines of credit (including advances from the FHLB-NY) totaling $13.9 billion of which $7.0 billion was outstanding under these facilities at year end. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, only approximately $300 million represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remainder was represented by uncommitted facilities, under which the lender does not have a binding legal obligation to disburse funds to the Company. Until the uncertainty surrounding the restatement process is resolved, it will be more difficult for Doral Financial to obtain committed credit facilities. Committed lines of credit generally require a borrower to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making further advances to Doral Financial.
      Doral Financial has also obtained liquidity in the capital markets through public and private offerings of its debt securities, although it has not offered debt securities since April 2005 when it announced the decision to restate its financial statements and does not expect to be able to do so until at least after it is current in its SEC filings. For example, on June 7, 2004, Doral Financial sold $115.0 million of its floating rate senior notes due December 7, 2005, and on July 20, 2004, sold $350.0 million of its floating rate senior notes due July 20, 2007. On September 1, 2004, and September 20, 2004, Doral Financial sold an additional $125.0 million and $150.0 million, respectively, of its floating rate senior notes due July 20, 2007. The $740.0 million aggregate principal amount of floating rate senior notes issued during 2004 were sold at an average price to the public of 100.084% of the principal amount thereof, resulting in proceeds to Doral Financial of approximately $739.3 million, after selling commissions but before expenses.
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
      Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, advances from the FHLB and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of December 31, 2005, Doral Financial’s banking subsidiaries held approximately $4.2 billion in deposits at an average interest rate of 2.98%. For additional information regarding deposit accounts and advances from the FHLB, see Notes 16 and 18 to Doral Financial’s consolidated financial statements.
      The following table presents the average balance and the annualized average rate paid on each deposit type for the years indicated.
Table P — Average Deposit Balance

	Year Ended December 31,

	2005		2004		2003

	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Certificates of deposit	$2,248,530	3.56%	$1,829,370	3.15%	$1,535,835	3.50%
Regular passbook savings	476,600	2.34%	416,928	2.27%	268,990	2.51%
NOW accounts	673,755	2.22%	634,486	2.15%	497,277	2.19%
Non-interest bearing	442,940	—	359,212	—	349,531	—

Total deposits	$3,841,825	2.76%	$3,239,996	2.49%	$2,651,633	2.69%

      The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2005.
Table Q — Certificates of Deposit Maturities

(In thousands)	Amount

Certificates of deposit maturing:
Three months or less	$276,710
Over three through six months	305,803
Over six through twelve months	680,026
Over twelve months	1,066,638

Total	$2,329,177

      As of December 31, 2005 and 2004, Doral Financial’s retail banking subsidiaries had approximately $1.9 billion and $1.3 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
      Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At December 31, 2005, Doral Financial’s banking subsidiaries had $969.5 million in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 4.08%. See Note 18 to Doral Financial’s consolidated financial statements for additional information regarding such advances.

Regulatory Capital Ratios
      As of December 31, 2005, Doral Financial, Doral Bank — PR and Doral Bank — NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%) to be considered as an adequately capitalized institution. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of December 31, 2005, based on existing Federal Reserve, FDIC and OTS guidelines.
Table R — Regulatory Capital Ratios

		Banking Subsidiaries

				Well-
	Doral	Doral	Doral	Capitalized
	Financial	Bank — PR	Bank — NY	Minimum

Total capital (Total capital to risk-weighted assets)	12.7%	19.9%	17.2%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	11.7%	19.1%	16.7%	6.0%
Leverage ratio(1)	5.5%	6.3%	9.5%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank — PR and Tier 1 capital to adjusted total assets in the case of Doral Bank — NY.

      Doral Financial’s regulatory capital ratios as of December 31, 2005 declined, when compared to 2004, due to significant asset growth that was not accompanied with a proportional capital growth. The higher volume of risk-weighted assets during 2005, which increased by 13% compared to 2004, was principally attributable to significant increases in the Company’s loan portfolios, in particular the commercial and construction, and residential loan portfolios. Also, while the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the leverage ratio is significantly lower because it is based on total average assets without any risk weighting. Refer to Note 3 to Doral Financial’s consolidated financial statements for additional information regarding the regulatory capital ratios.
      As of December 31, 2005, Doral Bank — PR and Doral Bank — NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the FDICIA. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.
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
      On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part  I, Item 3. Legal Proceedings, in this Form 10-K.
      Doral Securities is subject to regulatory capital requirements imposed by the SEC. At December 31, 2005, Doral Securities was in compliance with its applicable regulatory capital requirement.

Assets and Liabilities
      At December 31, 2005, Doral Financial’s total assets were $17.3 billion, compared to $17.8 billion at December 31, 2004. The slight decrease in total assets for 2005 was primarily due to decreases in cash and cash equivalents and investment securities portfolio, offset in part by increases in the loans portfolio. As of December 31, 2005, cash and money market accounts decreased by approximately $989.2 million compared to 2004, as a result of the Company’s strategy to maximize net interest income by retaining a higher percentage of the Company’s mortgage loan production and extraordinary legal, accounting and other expenses associated with the restatement process. At December 31, 2005, the investment securities portfolio decreased by approximately $667.2 million compared to 2004, as a result of the Company’s strategy to deleverage its investment portfolio. At December 31, 2005 the loans portfolio increased by $1.1 billion, as a result of Doral Financial’s strategy to retain a larger portion of its mortgage loan production to provide the Company with a more stable stream of earnings.
      Total liabilities were $16.1 billion at December 31, 2005, compared to $16.6 billion at December 31, 2004. The funding mix changed in 2005 to more reliance on loans payable and deposits, and less reliance on repurchase agreements and senior notes payable. Borrowings with local financial institutions secured by real estate mortgages increased to $3.5 billion at December 31, 2005, compared to $3.3 billion at December 31, 2004. At December 31, 2005, deposit accounts totaled $4.2 billion, compared to $3.6 billion at December 31, 2004. Due to the Company’s strategy to de-leverage its investment portfolio, at December 31, 2005 funding from repurchase agreements decreased by $250.6 million compared to the balance at December 31, 2004. On December 7, 2005, the Company paid in full $115 million of its floating rate senior note.
      As of December 31, 2005, Doral Financial’s banking subsidiaries had $11.6 billion in assets, including assets of Doral International, an international banking entity and wholly-owned subsidiary of Doral Bank — PR, compared to $11.7 billion at December 31, 2004.

Off-Balance Sheet Activities
      In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retains part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally from four to seven years) or up to a specified percentage (generally 10% to 15%) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of December 31, 2005, the outstanding principal balance of loans sold subject to recourse was $2.4 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $1.8 billion (see Table U — Other Commercial Commitments for a breakdown of recourse obligation by expiration period). Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $17.2 million, as of December 31, 2005, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” As of December 31, 2005, approximately $96.8 million or 4% of the principal amount in loans sold with recourse were 60 days or more past due, of which $66.2 million were 90 days or more past due.
      Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of December 31, 2005.
Table S — Loans Subject to Recourse by Loan Type

			Loans Past Due — Over
			90 Days Without
	Outstanding	Weighted-Average	Insurance, and Loan-
(In thousands)	Balance	Loan to Value	To-Value Over 80%

Loan Type:
FHA/ VA loans	$19,057	90.1%	$—
Conventional loans	2,298,917	76.4%	9,781
Commercial loans	102,740	79.1%	—

Total	$2,420,714	76.6%	$9,781

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
      The contractual amounts of these instruments reflect the extent of involvement Doral Financial has in particular classes of financial instruments. Doral Financial’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At December 31, 2005, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $522.1 million and $6.6 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $186.0 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
Contractual Obligations and Other Commercial Commitments
      The following tables summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2005.
Table T — Contractual Obligations

(In thousands)	Payment Due by Period

		Less Than			After
Contractual Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Deposits	$4,237,269	$3,083,931	$970,876	$168,173	$14,289
Repurchase agreements(2)	6,054,598	2,389,798	2,864,800	800,000	—
Advances from the FHLB(2)	969,500	622,500	297,000	50,000	—
Loans payable(3)	3,578,230	507,555	824,531	621,148	1,624,996
Notes payable	965,621	82,760	638,320	1,115	243,426
Other liabilities	349,752	345,065	3,687	1,000	—
Non-cancelable operating leases	72,157	8,401	14,675	12,559	36,522

Total Contractual Cash Obligations	$16,227,127	$7,040,010	$5,613,889	$1,653,995	$1,919,233

(1)	Amounts included in the table above do not include interest.

(2)	Includes $3.4 billion of repurchase agreements with an average rate of 4.03% and $702.5 million in advances from the FHLB-NY with an average rate of 4.09%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from February 2008 to March 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $3.5 billion of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 13.02% to estimate the repayments.
Table U — Other Commercial Commitments(1)

(In thousands)	Amount of Commitment Expiration Per Period

	Total Amount	Less Than			After
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years

Commitments to extend credit	$522,094	$309,087	$209,754	$1,964	$1,289
Commitments to sell mortgage-backed securities and loans	186,035	186,035	—	—	—
Commercial and financial standby letters of credit	6,576	6,576	—	—	—
Maximum contractual recourse exposure	1,769,301	80,341	776,199	544,971	367,790

Total	$2,484,006	$582,039	$985,953	$546,935	$369,079

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of Doral Financial.

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
      Doral Financial’s Asset/ Liability Management Committee (“ALCO”) has been created under the authority of the Board of Directors to manage the Company’s interest rate and market risk. The ALCO is primarily responsible for ensuring that Doral Financial operates within the established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee of the Board of Directors.
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
      Commencing in the second half of 2005, Doral Financial began a process to improve its interest rate risk management practices and it continues to explore ways to improve its practices. This process included measures to better identify the interest rate risk associated with the Company’s assets and liabilities and source of income, and the development of policies and procedures to better manage these risks. The Company currently manages these risks by principally focusing on the following metrics:

•	Net Interest Income (NII) Sensitivity. In determining the appropriate measure of Doral Financial’s exposure to NII sensitivity, the Company uses simulations to measure the risk of changes in interest rates on the Company’s net interest income. These simulations assume a static balance sheet, in which every maturing asset or liability is reinvested or refunded in the same type of instrument with the same tenor. Simulation modeling includes “what if” analyses to determine the effect of different interest scenarios on Doral Financial’s risk profile and profitability. The primary scenario used for risk measurement purposes is based on instantaneous changes in interest rates across contractual maturities.

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

Interest Rate Risk Management Strategies
      Prior to the second half of 2005, the Company’s interest rate risk strategy was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term rates that could not be absorbed in the normal course of business and was not adequately aligned to the sensitivity of the Company’s balance sheet composition to interest rate changes. In implementing this strategy the Company engaged in a substantial volume of short dated derivatives. At December 31, 2004, based on the previous risk management strategy, the Company had outstanding open derivative positions of $72.3 billion. At December 31, 2005, based on the Company’s new risk management strategy, the Company’s outstanding open derivative positions had decreased to $14.6 billion.
      Doral Financial’s current interest rate management strategies is implemented by the ALCO and is designed to reduce volatility of the Company’s net interest income and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis will be placed on balance sheet management.
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
      Currently, the Company mainly uses interest rate swaps as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For NII protection, Doral Financial typically pays a fixed rate of interest and receives floating rate of interest.
      Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has a positive duration gap (on average the maturity of the Company’s assets is greater than the maturity of its liabilities) which causes the MVE to decrease with increases in interest rates. Management implements duration and convexity strategies in order to bring the Company’s duration gap within the long-term targets established by the Board of Directors.
      Duration Risk. In order to bring duration measures within the long-term target of the Company, management also uses a combination of the internal liabilities management techniques and derivative instruments. Doral Financial primarily uses the following derivatives for such purposes:

•	Interest Rate Swaps

•	Payor Swaptions

•	Eurodollar Futures

•	Treasury Futures
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
      The interest rate risk exposure can be decomposed into linear and non-linear risk based on the varying changes to the MVE to movements of interest rates. The linear risk is managed through interest rate swaps. The non-linear risk arises primarily from embedded optionality in our products and transactions which allow clients and counterparties to modify the maturity of loan, securities, deposit and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives.
      The tables below show the risk profile of Doral Financial under 100-basis point parallel and instantaneous increases and decreases of interest rates, as of December 31, 2005 and 2004.

		Net Interest
	Market Value	Income
As of December 31, 2005	of Equity Risk	Risk

+ 100 BPS	(24.7)%	(3.7)%
- 100 BPS	12.8%	6.8%

		Net Interest
	Market Value	Income
As of December 31, 2004	of Equity Risk	Risk

+ 100 BPS	(22.3)%	(13.0)%
- 100 BPS	7.1%	10.5%
      The decrease in Net Interest Income Risk from 2004 to 2005 primarily relates to the Company’s increased emphasis on floating-to-fixed swaps. From December 31, 2004 to December 31, 2005, the Company increased its floating-to-fixed swap portfolio by $1.0 billion, or 143%. The increase in Market Value of Equity Risk from 2004 to 2005 primarily relates to increases in long-term interest rates. During 2005, as interest rates increased, the duration of the Company’s mortgage related assets also increased. However, this increase was not offset by a proportional increase in the Company’s hedge positions.

Derivatives
      As described above, Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates beyond the control of management. Derivatives are generally either privately negotiated over-the-counter (“OTC”) or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, caps and collars, forwards and options. Exchange-traded derivatives include futures and options.
      Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $14.6 billion and $72.3 billion, respectively, as of December 31, 2005 and 2004. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Note 32 to Doral Financial’s consolidated financial statements contain a detailed summary of Doral Financial’s activity in derivative instruments.
      Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and interest rate swaps. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives. Doral Financial’s ability to use derivatives in the future, however, could be adversely affected by a number of factors related to the restatement, including the downgrade of its credit ratings. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts.

      The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
Table V — Fair Value Reconciliation

Year Ended
(In thousands)	December 31, 2005

Fair value of contracts outstanding at the beginning of the year	$5,672
Contracts realized or otherwise settled during the year	(13,122)
Fair value of new contracts entered into during the year	(7,859)
Changes in fair values during the year	40,550

Fair value of contracts outstanding at the end of the year	$25,241

Table W — Source of Fair Value

(In thousands)	Payment Due by Period

	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total
As of December 31, 2005	1 Year	1-3 Years	3-5 Years	of 5 Years	Fair Value

Source of Fair Value
Prices actively quoted	$846	$—	$—	$—	$846
Prices provided by other external sources	—	10,754	13,641	—	24,395

	$846	$10,754	$13,641	$—	$25,241

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
Table X — Derivative Counterparty Credit Exposure

(Dollars in thousands)	December 31, 2005

						Weighted Average
			Total			Contractual
	Number of		Exposure At	Negative	Total	Maturity
Rating(1)	Counterparties(2)	Notional	Fair Value(3)	Fair Values	Fair Value	(In Years)

AA-	1	$400,000	$13,939	$—	$13,939	3.87
A+	2	1,000,000	1,958	(3,909)	(1,951)	1.24
A	1	550,000	—	(2,864)	(2,864)	1.63

Subtotal	4	1,950,000	$15,897	$(6,773)	$9,124	1.89

Other derivatives(4):
Treasury future options		12,600,000

Total Derivatives		$14,550,000

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
Table Y — Derivative Counterparty Credit Exposure

(Dollars in thousands)	December 31, 2004

						Weighted Average
			Total			Contractual
	Number of		Exposure At	Negative	Total	Maturity
Rating(1)	Counterparties(2)	Notional	Fair Value(3)	Fair Values	Fair Value	(In Years)

AA-	1	$414,234	$1,988	$—	$1,988	4.70
A+	2	1,500,000	3,038	(2,881)	157	2.17
A	4	3,344,873	11,702	(1,441)	10,261	1.30

Subtotal	7	5,259,107	$16,728	$(4,322)	$12,406	1.82

Other derivatives(4):
Treasury futures		320,000
Treasury future options		4,340,000
Eurodollar futures		7,120,000
Eurodollar future options		55,300,000

Total Derivatives		$72,339,107

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.

Credit Risk
      Doral Financial has identified mortgage credit risk as the primary type of credit risk affecting the Company. Mortgage credit risk is the risk that a borrower fails to make timely payments on a mortgage owned or guaranteed by Doral Financial.

Credit Risks Related to Loan Activities
      With respect to mortgage loans originated for sale as part of Doral Financial’s mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750 in addition to the mortgage collateral. Loan-to-value ratios for residential mortgage loans, excluding FHA/ VA loans, generally do not exceed 80% (100% for certain qualifying home purchase transactions), unless private mortgage insurance is obtained.
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
      In connection with the changes to Doral Financial’s business strategies, the Company’s current management determined that Doral Financial’s underwriting procedures and controls were not sufficiently robust or effective to enable the Company to fully benefit from the U.S. institutional secondary market for non-conforming loans or consistent with the Company’s goals of retaining a greater portion of loan production and improving the quality of its loan portfolio. Accordingly, Doral Financial’s current management, with the assistance of outside experts, is in the process of reviewing and improving the Company’s loan application and underwriting procedures and controls.
      Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, Doral Financial is subject to greater credit risks tied to adverse economic, political or business developments and natural disasters, such as hurricanes, that may affect Puerto Rico. For example, if Puerto Rico’s real estate market were to experience an overall decline in property values, the Company’s rates of loss on foreclosures would probably increase.
      Doral Financial also provides land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, index to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targets developers of residential construction for single family primary home occupancy. These types of loans involve greater credit risks than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. Doral Financial’s construction business is integrated with the mortgage lending business and typically the Company’s mortgage banking units provide customer financing for the permanent mortgage loans generated by the developments.
      During the year ended December 31, 2005, Doral Financial entered into $570.8 million of commitments to disburse construction loans to developers, up 61% from the commitments outstanding as of December 31, 2004 due to strong demand for residential housing in Puerto Rico. The following table presents further information on the Company’s construction portfolio.

	As of December 31

(In thousands)	2005	2004

Construction loans(1)	$795,848	$629,913

Total undisbursed funds under existing commitments	$375,694	$409,321

Non-performing construction loans	$9,212	$16,767

Net charge offs — Construction loans	$4,938	$731

Allowance for loan losses — Construction loans	$20,748	$12,510

Non-performing construction loans to total construction loans	1.16%	2.66%
Allowance for loan losses — construction loans to total construction loans	2.61%	1.99%
Net charge-offs to total construction loans	0.62%	0.12%

(1)	Includes $670.3 million and $556.0 million of construction loans for residential housing projects as of December 31, 2005 and 2004 respectively. Also includes $125.5 million and $73.9 million of construction loans for commercial, condominiums and multi-family projects as of December 31, 2005 and 2004, respectively.
      During 2005, due to worsening macro-economic conditions in Puerto Rico, increases in the cost of living and construction in the island, and delinquency trends in the portfolio, the Company increased its allowance for loan losses for its construction loan portfolio from $12.5 million or 1.99% of the total construction loan portfolio as of December 31, 2004 to $20.7 million or 2.61% as of December 31, 2005. During 2005, the Company’s principal construction lending officer was responsible for assessing the quality of the portfolio and determining the allowance, but during 2006 the Company hired a loan reviewer that has no responsibility over the underwriting or generation of the portfolio to perform this function. The Company intends to develop more detailed loan classification guidelines for this portfolio in order to strengthen its procedures for the establishment of the allowance.
      Doral Financial’s management considers its allowance for loan and lease losses as of December 31, 2005 to be adequate given available information. However, if market conditions worsen, the Company could suffer losses above its established reserves or may have to increase its estimate of reserves.
      For more information regarding Doral Financial’s credit exposure, see “Table Z — Non-Performing Assets” and See “Table AA — Allowance for Loan and Lease Losses”.

Non-performing Assets and Allowance for Loan and Lease Losses
      Non-performing assets (“NPAs”) consist of loans on non-accrual status and other real estate owned. During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on non-accrual status after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on non-accrual status if they had been delinquent for more than 180 days, to the extent that the loan-to-value ratio raised concerns as to the ultimate collectibility of the loan. The effect of this change was a decrease in interest income of approximately $7.0 million and an increase in the amount of residential non-accrual loans (See Table Z below). When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery. Loans will return to accrual status when principal and interest become current and collectibility is reasonably assured. As of December 31, 2005, 2004, 2003, 2002 and 2001, Doral Financial would have recognized $14.6 million, $4.8 million, $7.6 million, $5.8 million, and $2.1 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis.

      During the second quarter of 2005, the Company received, in lieu of foreclosure, the real property securing a $13.5 million interim construction loan. The Company decided that the best strategy to manage its exposure on this loan was to continue the development of the initial phase of the residential housing project. The Company intends to complete the initial phase of the project and sell the residential units on the open market. During the second quarter of 2005, the Company wrote-down the loan to its market value by recognizing a loss of $1.3 million recorded as an increase in its provision for loan losses.
      The increase in non-performing loans in the mortgage banking business from 2004 to 2005 was due to an increase in the loans portfolio as a result of Doral Financial’s strategy to retain a larger portion of its mortgage loan production, the unavailability to the Company of its traditional sales channels for its non-conforming mortgage loan production and an increase in the overall delinquency on its residential mortgage loans portfolio. The decrease in non-performing loans in the mortgage banking business from 2003 to 2004 was due in part to the sale of $67.0 million of delinquent conventional residential mortgage loans during 2004. See “Liquidity and Capital Resources.” The increase in non-performing loans in the banking sector during 2004 compared to 2003 is principally due to a $13.5 million construction loan that was designated as a non-performing loan.

      The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate-owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructuring as of any of the years presented.
Table Z — Non-performing Assets

	As of December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Mortgage banking business:
Non-accrual loans:
Construction loans	$1,557	$1,865	$2,901	$497	$705
Residential mortgage loans(1)	162,902	10,076	21,233	17,337	4,044
Construction loans past due 90 days and still accruing	170	128	—	2,413	—
Loans held for sale past due 90 days and still accruing(1)(2)	—	85,075	97,816	79,925	68,213
OREO	16,351	18,028	18,176	12,375	7,924

Total NPAs of mortgage banking business	180,980	115,172	140,126	112,547	80,886

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	7,485	14,774	1,503	638	1,184
Residential mortgage loans	12,300	8,105	11,664	8,746	5,276
Commercial real estate loans	11,517	8,535	5,166	5,152	1,651
Consumer loans	1,932	1,457	1,681	1,152	463
Commercial non-real estate loans	1,056	512	586	676	418
Lease financing receivable	158	—	—	—	—
Land loans	—	—	—	—	70

Total non-accrual loans	34,448	33,383	20,600	16,364	9,062
OREO	1,311	2,044	1,077	682	490

Total NPAs of banking subsidiaries	35,759	35,427	21,677	17,046	9,552

Total NPAs of Doral Financial (consolidated)	$216,739	$150,599	$161,803	$129,593	$90,438

Total NPAs of banking subsidiaries as a percentage of their loan portfolios, net and OREO	0.97%	1.23%	0.75%	0.62%	0.44%
Total NPAs of Doral Financial as a percentage of consolidated total assets	1.25%	0.84%	1.38%	1.39%	1.19%
Total non-performing loans to total loans (excluding GNMA defaulted loans)	2.57%	1.97%	2.79%	2.68%	2.28%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing loans held for sale) at end of year	96.87%	59.03%	63.48%	38.21%	45.65%

(1)	During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on non-accrual status after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio indicated concern as to the collectibility of the loan. From the second quarter of 2002 until 2004, mortgage loans held for sale by the Company’s mortgage banking units were placed on non-accrual status after they are delinquent for more than 180 days to the extent that the loan-to-value ratio indicates that there is a concern as to ultimate collectibility of the loan. From the beginning of 2001 until the second quarter of 2002, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on non-accrual status if they had been delinquent for over a year and if the loan-to-value ratio indicated concern as to ultimate collectibility of the loan.

(2)	Does not include approximately $74.0 million, $71.2 million and $73.3 million of GNMA defaulted loans (for which the Company has the option but not the obligation to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of December 31, 2005, 2004 and 2003, respectively. Also excludes $10.2 million, $10.5 million, $13.5 million and $13.4 million of 90 days past due FHA/ VA loans as of December 31, 2004, 2003, 2002, and 2001, respectively, which were not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings. Under the new estimates, which were modified during the first quarter of 2005, all FHA/ VA loans 90 days past due are placed in non-accrual and therefore considered as non- performing assets.

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
Table AA — Allowance for Loan and Lease Losses

	As of December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Allowance for loan and lease losses:
Balance at beginning of year	$20,881	$14,919	$7,364	$4,459	$2,553

Provision (recovery) for loan and lease losses:
Construction loans	13,212	5,364	5,530	1,407	595
Residential mortgage loans	368	332	511	243	287
Commercial real estate loans	2,557	1,834	955	711	752
Consumer loans — secured by mortgage	—	(4)	4	—	—
Consumer loans	4,729	2,060	3,141	1,904	896
Lease financing	788	150	—	—	—
Commercial non-real estate loans	775	933	634	118	112
Land secured loans	(60)	(285)	804	—	—
Other	—	—	—	105	42

Total provision for loan and lease losses	22,369	10,384	11,579	4,488	2,684

Charge-offs:
Construction loans	(4,938)	(831)	—	—	—
Residential mortgage loans	(223)	(20)	(13)	—	—
Commercial real estate loans	(29)	—	(699)	—	—
Consumer loans	(2,744)	(2,521)	(2,956)	(1,500)	(694)
Commercial non-real estate loans	(827)	(723)	(417)	(103)	(91)
Other	—	—	—	(116)	(42)

Total charge-offs	(8,761)	(4,095)	(4,085)	(1,719)	(827)

Recoveries:
Construction loans	—	100	—	—	—
Residential mortgage loans	—	—	—	14	—
Commercial real estate loans	173	—	2	1	—
Consumer loans	255	202	234	155	161
Commercial non-real estate loans	219	45	8	15	37
Other	—	—	—	11	—

Total recoveries	647	347	244	196	198

Net charge-offs	(8,114)	(3,748)	(3,841)	(1,523)	(629)

Other	(92)	(674)	(183)	(60)	(149)

Balance at end of year	$35,044	$20,881	$14,919	$7,364	$4,459

Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of year(1)	1.70%	1.33%	1.05%	0.71%	0.68%
Net charge-offs to average loans receivable outstanding	0.39%	0.23%	0.31%	0.20%	0.12%

(1)	Does not included loans secured by real estate of $448.0 million and $200.1 million as of December 31, 2005 and 2004, respectively, resulting from mortgage transfers from local financial institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided.

      The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:
Table BB — Allocation of Allowance for Loan and Lease Losses

	2005		2004		2003		2002		2001

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Loans receivable:
Construction	$20,748	31%	$12,510	35%	$7,877	42%	$2,347	45%	$940	55%
Residential mortgage loans	1,063	20%	974	23%	1,336	36%	1,021	27%	800	10%
Commercial — secured by real estate	6,798	35%	4,097	32%	2,263	10%	2,005	13%	1,317	18%
Consumer — secured by mortgage	—	0%	—	0%	4	0%	—	0%	—	0%
Consumer — other	4,272	3%	2,032	4%	2,291	5%	1,872	6%	1,313	6%
Lease financing receivable	938	2%	150	0%	—	0%	—	0%	—	0%
Commercial non-real estate	766	6%	599	2%	344	2%	119	1%	89	2%
Loans on savings deposits	—	1%	—	1%	—	0%	—	1%	—	2%
Land secured	459	2%	519	3%	804	5%	—	7%	—	7%

Total	$35,044	100%	$20,881	100%	$14,919	100%	$7,364	100%	$4,459	100%

      The allowance for loan and lease losses relating to loans held by Doral Financial was $35.0 million at December 31, 2005, compared to $20.9 million at December 31, 2004 and $14.9 million as of December 31, 2003. The increase in the allowance for loan and lease losses reflects principally an increase in the allowance for the Company’s construction loan portfolio, as well as an increase in delinquency trends in the loans portfolio. See “Credit Risks — Credit Risks Related to Loan Activities” above for further information on the Company’s construction loan portfolio and the related allowance for loan losses. As of December 31, 2005, non-residential mortgage loans composed 80% of the total gross loan portfolio, compared to 77% and 63% for 2004 and 2003, respectively.
      The percentage of the allowance for loan and lease losses to non-performing loans will not remain constant due to the nature of Doral Financial’s portfolio of loans that are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance, management considers such factors as default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment) probable loss and recovery rates, and the degree of risk inherent in the loan portfolios. The Company evaluates homogeneous loan portfolios, including residential mortgage loans, consumer loans and commercial and construction loans under $2.0 million, for specific allowances by reference to historical charge-offs experiences of each loan category and delinquency levels as well as charge-offs and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates. Past due construction and commercial loans over $2.0 million are evaluated for impairment individually, generally based on the fair value of the collateral. Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is sufficient, future additions to the allowance may be necessary if economic conditions change substantially from the expectations used by Doral Financial in determining the allowance for loan and lease losses.

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
      Doral Financial intends to retain a corporate level Enterprise Risk Officer, who will be responsible for the analysis of non-credit and non-market risks faced by the Company. The Enterprise Risk Officer will coordinate with the Internal Audit group on risk identification and monitoring through Doral Financial and will report directly to the Risk Policy Committee. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.

Internal Control Over Financial Reporting
      Doral Financial’s management has identified several material weaknesses in Doral Financial’s internal control over financial reporting. For a detailed discussion of the materials weaknesses that have been identified by management, please refer to Item 9A of Part II of this Annual Report on Form 10-K.

Liquidity Risk
      For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “— Liquidity and Capital Resources,” above.
MISCELLANEOUS

Reclassifications
      Certain amounts reflected in the 2004 and 2003 Consolidated Financial Statements have been reclassified or revised to conform to the presentation for 2005. In particular, for 2004 and 2003, Doral Financial has revised the presentation of prepayment fee income related to its loan portfolio on the Statements of Income. Previously, prepayment fee income from the Company’s loan portfolio was included as part of servicing income. These amounts have been revised and are now included in interest income for 2005. In addition, the Company has reclassified certain cash flows, which had been included as part of servicing income in 2004 and 2003, as net gain (loss) on securities held for trading. The reclassification was implemented in connection with the filing of the Company’s quarterly reports on Form 10-Q for 2005. Also, for 2004 and 2003, the Company has revised the classification for amounts paid in the purchase of servicing assets and for gains and losses on sale of investment securities on the Statement of Cash Flows. Previously, the amount paid in the purchase of servicing assets was classified as part of operating activities and gains and losses on sale of investment securities were included as part of investing activities. These amounts have been reclassified and the amount paid in the purchase of servicing assets is included as part of investing activities and gains and losses on sale of investment securities are included as part of operating activities. The changes to revise prior amounts were not material to the Statements of Income and Statements of Cash Flows in any prior period.

Changes in Accounting Standards Adopted in the 2005 Financial Statements
      Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In November 2003, the Accounting Standards Executive Committee issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the entity. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this statement did not have a material effect on Doral Financial’s Consolidated Financial Statements.
      The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. In March 2004, the EITF reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were implemented by the Company during the year ended December 31, 2003. In September 2004, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” (Issues 03-1-a”) to address the application of Issue 03-1 to debt securities that are impaired solely because of interest rates and/or sector spread increases and that are analyzed for impairment under paragraph 16 of Issue 03-1. EITF Issue 03-1-1 expanded the scope of the deferral to include all securities covered by Issue 03-1. Both delayed the recognition and measurement provisions of Issue 03-1 pending the issuance of further implementation guidance.
      In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, as final. The final FSP superseded EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The adoption of this statement did not have an effect on Doral Financial’s Consolidated Financial Statements.
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
      Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued financial interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligation.” This Interpretation clarifies the term conditional asset retirement obligation as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
      Terms of Loan Products that may Give Rise to a Concentration of Credit Risk. In December 2005, the FASB issued FASB Staff Position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). FSP SOP 94-6-1 addresses disclosure requirements for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. The effective date of FSP SOP 94-6-1 is for interim and annual periods ending after December 19, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted
      Share-Based Payments. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123, as originally issued. This statement is effective for fiscal years that begin after June 15, 2005. Management does not expect that the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options.
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

      SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company is currently evaluating the impact that this new accounting pronouncement may have on its Consolidated Financial Statements.
      Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, for any period of that fiscal year. The Company is currently evaluating the effect, if any, that the adoption of SFAS 155 will have on its financial statements.
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

CEO and CFO Certifications
      Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
      In addition, in 2005, Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

FUTURE OPERATIONS
      The restatement process has resulted in a number of financial, operational and legal difficulties that have had and continue to have a material adverse effect on Doral Financial Corporation’s results of operations and financial condition. These difficulties include, among others:

•	reduced mortgage originations, related in part to a reduction in the Company’s market share in the Puerto Rico mortgage market;

•	reduction in mortgage loan sales and related gain on sales; and

•	legal, accounting and other expenses related to the restatement process.
      The principal effect of the restatement process on the Company’s liquidity and capital resources are described above under “Balance Sheet and Operating Data Analysis — Liquidity and Capital Resources.”
      While the Company has implemented a number of important initiatives to improve its long-term earnings potential and liquidity, the operational and legal difficulties related to the restatement are expected to continue to adversely impact the Company’s earnings and financial condition during 2006. Restatement related expenses continue to run on average at approximately $3.5 million per month during the first half of 2006 and the positive impact of cost-cutting initiatives and new business strategies will not have a substantial impact during 2006.
      Doral Financial’s loan production for the first six months of 2006 was $1.4 billion, compared to $2.8 billion for the comparable period in 2005, a decrease of approximately 50%. The decrease in Doral Financial’s loan production is due to the adoption of more stringent underwriting and pricing criteria designed to meet the requirements of institutional investors in the secondary mortgage market and to competition from other Puerto Rico financial institutions in the mortgage market, as well as to adverse economic conditions in Puerto Rico.
      During 2006, a number of key economic indicators suggest that the Puerto Rican economy is suffering a slowdown, as a result of, among other things, the persistent high levels of oil prices, the upward trend in short-term interest rates, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term interest rates and the reduction in public investment are expected to have an adverse effect in construction activity, which has been a key contributor to economic growth in recent years. Some of these factors are also adversely affecting housing affordability.
      For additional information regarding the changes in the Company’s business strategy following the restatement process, see Part I, Item 1. Business “— Recent Significant Events” in this Form 10-K.
      As a result of these matters, readers should not assume that the Company’s past results are necessarily indicative of its future results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      The information required by this Item is incorporated by reference to the information included under the subcaption “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K.

Item 8.	Financial Statements and Supplementary Data.
      The consolidated financial statements of Doral Financial, together with the report thereon of PricewaterhouseCoopers LLP, Doral Financial’s independent registered public accounting firm, are included herein beginning on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
      Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Doral Financial’s disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
      Based on the Company’s inability to timely file its annual and quarterly reports and following the identification of the “material weaknesses” in the Company’s internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of FDICIA.
      A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In making its assessment, management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, Doral Financial’s management has identified the following material weaknesses in the Company’s internal control over financial reporting.
      1. The Company did not maintain effective controls, including monitoring controls, over the financial close and reporting process. Specifically:

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP and internal control over financial reporting commensurate with its financial reporting requirements.

•	The Company did not maintain or adequately disseminate accounting policies and procedures in certain areas with a sufficient level of precision to allow existing personnel to adequately analyze transactions to determine the appropriate accounting treatment under GAAP. These areas include, among others, the accounting for the accrual of interest income and expense on the mortgage loan assets and related loans payable, respectively, resulting from the recharacterization, as part of the restatement, as secured borrowings of certain prior mortgage loan transfers.

•	The Company did not maintain effective procedures with respect to the review, supervision and monitoring of its accounting operations throughout the organization, including with respect to the accounting for the accrual of interest income and expense on the mortgage loan assets and related loans payable, respectively, resulting from recharacterization, as part of the restatement, as secured borrowings of certain prior mortgage loan transfers.
      The material weaknesses in the Company’s financial close and reporting process described above contributed to the existence of the material weaknesses described in items 2 through 6 below. Additionally, these material weaknesses, which contributed to the previously reported restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003, resulted in audit adjustments to the Company’s 2005 consolidated financial statements and could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      2. The Company did not maintain effective controls over the valuation of its portfolio of MSRs and the related gain on mortgage loan sales, fees and servicing income in accordance with GAAP. Specifically, Doral Financial did not maintain effective controls to ensure that the capitalization of MSRs was performed on the basis of current market valuations. This control deficiency could result in a misstatement of our MSRs and the related gain on mortgage loan sales, fees and servicing income that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
      3. The Company did not maintain effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts. Specifically, Doral Financial did not maintain an adequate segregation of duties between the determination of its allowance for loan and lease losses relating to its commercial and construction loan portfolio and the origination and underwriting functions with respect to this portfolio. This control deficiency could result in a misstatement of the Company’s allowance for loan and lease losses and the related provision for loan and lease losses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

      4. The Company did not maintain effective controls over its accounting and disclosure for stock options and the related compensation and benefits expense. Specifically, Doral Financial did not maintain effective controls to ensure that the forfeiture of stock options was properly considered in determining compensation expense with respect to unvested stock options. This control deficiency resulted in audit adjustments to the Company’s 2005 consolidated financial statements and could result in a misstatement of the Company’s additional paid-in capital and compensation and benefits expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
      5. The Company did not maintain effective controls over the completeness and accuracy of its loan receivable, loans held for sale, the related gain on sale and other loan related balance sheet and income statement accounts. Specifically, in connection with the implementation during 2005 of a new electronic mortgage servicing system, Doral Financial did not maintain effective controls to reconcile on a timely basis its disbursement clearing and loan inventory accounts to supporting accounting data. This control deficiency could result in a misstatement of the Company’s loan receivable, loans held for sale, the related gain on sale and loan related balance sheet and income statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
      6. The Company did not maintain effective controls over the completeness and accuracy of the Company’s valuation allowance for its deferred income tax assets and its related provision for income taxes account. Specifically, Doral Financial did not maintain effective controls to ensure that the appropriate factors were used in estimating the valuation allowance for its deferred income tax assets. This control deficiency resulted in audit adjustments to the Company’s 2005 consolidated financial statements and could result in a misstatement of the Company’s deferred income tax valuation allowance and the related provision for income taxes that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
      As a result of the existence of the material weaknesses discussed above, the Company did not maintain effective control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
      Doral Financial’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Remediation of Material Weaknesses
      Doral Financial is actively engaged in the implementation of remediation efforts to improve its internal control over financial reporting and disclosure controls and procedures. As discussed below, Doral Financial significantly improved its internal control over financial reporting during 2005 and implemented numerous measures to enhance its overall corporate governance. However, as of December 31, 2005, Doral Financial’s management identified a number of material weaknesses in the Company’s internal control over financial reporting. Doral Financial’s remediation efforts are expected to continue throughout and may extend beyond 2006.
      During 2005, Doral Financial concentrated its remediation efforts on those areas that had the most pervasive effects on Doral Financial’s internal control over financial reporting. Specifically, with respect to the material weaknesses described within Management’s Report on Internal Control Over Financial Reporting (Restated) included in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2004, Doral Financial took significant actions to (i) improve its control environment, including its “tone at the top”, (ii) remediate the material weakness related to the recognition of gains on asset sales not in accordance with GAAP, and (iii) remediate the material weaknesses existing as of

December 31, 2004 in its IO and certain aspects of its MSR valuation process. Doral Financial’s Audit Committee has provided and will continue to provide oversight and review of the Company’s initiatives to remediate material weaknesses in Doral Financial’s internal control over financial reporting.

Remediation of Material Weaknesses that Existed as of December 31, 2004
      Doral Financial has implemented a number of remedial measures designed to address the material weaknesses identified in the Company’s internal control over financial reporting as of December 31, 2004 and to enhance the Company’s overall corporate governance, including:

1. Doral Financial has significantly improved its control environment based on the criteria established in the COSO framework, as follows:

•	In August 2005, the Board of Directors of Doral Financial requested and obtained the resignations of the Company’s former chief executive officer, the former treasurer and a former director emeritus. The Board of Directors of Doral Financial also requested the resignation of the former chief financial officer. When that resignation was not tendered, the former chief financial officer was terminated from his position at Doral Financial.

•	Doral Financial’s new senior management team has created an environment that encourages open and frank discussion among all levels of management, with the Audit Committee and the Company’s independent registered public accounting firm. Doral Financial has also created a formal senior management committee that meets on a weekly basis to discuss the most important issues and transactions in which the Company is involved.

•	During the third quarter of 2005, Doral Financial appointed Mr. Ward as non-executive Chairman of its Board of Directors. The appointment of a non-executive Chairman of the Board of Directors was an important element in Doral Financial’s corporate governance structure and is intended to ensure objectivity regarding management, business strategy, controls and procedures and performance.

•	Doral Financial took steps to strengthen its Interest Rate and Market Risk Measurement Group, or middle office, and its Asset/ Liability Management Committee (“ALCO”). Doral Financial has also implemented policies and procedures designed to improve communication among the ALCO, middle office, Audit Committee and Board of Directors.

•	To promote a new “tone at the top”, Doral Financial organized and began offering additional training programs and presentations emphasizing the importance of compliance with the Company’s policies and procedures and control systems (including the Company’s Code of Business Conduct and Ethics), and the availability of mechanisms to report possible unethical behavior, such as the Company’s ethics hotline, to communicate its expectation that every Doral Financial employee must adhere to high ethical and corporate governance standards and its intention to hold every employee accountable for his or her actions and decisions. Doral Financial has also implemented a procedure that requires employees to certify, on an annual basis, their understanding of, and intent to comply with, the procedures set forth in the Company’s Code of Ethics. As of the date of this report, approximately 92% of the Company’s employees had attended these programs and 100% had signed the certifications.

•	Doral Financial has established a corporate training officer and department to ensure permanent, effective training and compliance programs throughout the Company.

2. Doral Financial has designed, implemented and tested additional controls relating to the recognition of gains on asset sales not in accordance with GAAP, including the adoption of a new contract administration and management policy. This new policy establishes contract administration procedures requiring that all material terms and conditions of material contracts be reviewed and approved by the accounting and legal departments. In addition, the new policy requires that all agreements be executed in written form and provides that no services will be provided by Doral

Financial without adequate written documentation. Doral Financial has also developed a standardized master mortgage loan sale contract for sales to local financial institutions. Any deviations from the master agreements must also be approved by the legal and accounting departments. In addition, controls have been established to require that all major loan sales be evaluated by financial reporting officers, the legal department and approved by ALCO. During 2006, Doral Financial also created a new central contract depository to facilitate contract oversight and management.

3. Doral Financial has designed, implemented and tested additional controls to ensure the accuracy of its IO valuation process. In particular, the Company designed and implemented a new internal valuation model for its portfolio of IOs, which incorporates the effects of the forward yield curve (instead of computing expected interest rate spread based on the 3-month LIBOR rates at the close of the reporting period). In addition, to calculate the prepayment and discount rates used in the valuation, the new model uses assumptions that are derived from publicly available market sources. For example, prepayment assumptions are now derived from consensus forecasts made by major mortgage-backed securities dealers that are available on Bloomberg. These prepayment forecasts are then adjusted using statistically derived regression analysis of historical data to reflect the prepayment characteristics of Doral Financial’s portfolio of mortgage loans underlying the IOs. In addition, the Company has implemented the following specific actions designed to enhance its IO valuation process:

•	Obtaining an independent validation of the new model by a major independent auditing firm, generally following the guidelines set forth in OCC Bulletin 2000-16;

•	Incorporating limits in the new policies and procedures on the manner in which inputs and assumptions used in the valuation model may be changed;

•	Validating its new policies and procedures with external sources; and

•	Reassigning valuation and reporting responsibilities related to IOs to the Company’s middle office, which is not directly in charge of the trading and accounting of such instruments.

4. While Doral Financial has not fully remediated the weakness related to adequate resources, accounting policies and procedures, Doral Financial has designed, implemented and tested additional controls relating to the Company’s resources, accounting policies and procedures to ensure the proper and consistent application of GAAP, including the appointment of a Chief Accounting Officer in February 2006. The new Chief Accounting Officer is primarily responsible for the development and implementation of the Company’s accounting policies and practices and is in charge of reviewing and monitoring critical accounts and transactions to ensure that they are recorded in accordance with GAAP and the Company’s accounting policies and practices.

5. Doral Financial has designed, implemented and tested controls to support certain aspects of the valuation of its portfolio of MSRs. In particular, Doral Financial has engaged the Mortgage Industry Advisory Company (MIAC) to perform a market valuation for the Company’s entire servicing portfolio, by category: governmental, conforming and non-conforming portfolios.

6. Doral Financial has designed, implemented and tested controls relating to the completeness and valuation of the Company’s portfolio of derivative financial instruments. In particular, the Company has designed and implemented controls to accurately identify, account for and report commitments to purchase fixed rate loan pools as derivatives and record changes in their fair value in the correct accounting period. In addition, in connection with the restatement, Doral Financial substantially modified its business model to terminate the Company’s outstanding commitments to purchase fixed rate loan pools.

7. Doral Financial has designed, implemented and tested controls relating to the accounting for deferred loan origination fees and direct costs, including controls to require that the method used to value loan origination fees and costs include a sufficient level of precision to reflect actual loan fees received and costs incurred on the different types of loans originated by the Company.

Remediation of Material Weaknesses that Existed as of December 31, 2005
      The following describes the continuing remediation efforts that are being undertaken by Doral Financial, in addition to the measures described above, to address the material weaknesses in the Company’s internal control over financial reporting:

1. Doral Financial is in the process of implementing controls and strengthening the technical expertise of the Company’s personnel dedicated to accounting, control and financial reporting functions, including:

•	enhancing the documentation and dissemination of accounting policies, including policies for the determination and support of material accounting conclusions, assumptions and estimates, and policies with respect to its accounting for stock options;

•	strengthening Doral Financial’s corporate reporting culture by assigning accounting resources to the Company’s business and risk-taking units;

•	developing ongoing permanent training programs in the application of GAAP and the valuation and accounting of financial assets; and

•	initiatives to implement new technology in order to enhance Doral Financial’s processes with automated controls and avoid manual intervention which may result in errors and omissions.

2. Doral Financial is taking steps to add skilled resources to improve controls and increase the reliability of its financial closing process. In particular, during 2006, Doral Financial intends to hire a staff of financial analysts to work with the Chief Accounting Officer. In addition, the Company is preparing and documenting new accounting policies that will further ensure the proper application of GAAP.

3. Doral Financial is in the process of implementing controls to ensure that the capitalization of its portfolio of MSRs is performed in accordance with GAAP. During 2006, Doral Financial has developed new policies and procedures requiring that the capitalization of its portfolio of MSRs is performed at least on a monthly basis, based on market information at the time of sale.

4. During 2006, Doral Financial designed and implemented controls to ensure an adequate segregation of duties between the personnel responsible for the establishment of the allowance for loan losses relating to its commercial and construction loan portfolio and the origination and underwriting functions with respect to this portfolio. In particular, Doral Financial has established a new loan reviewer position who is primarily responsible for assessing the quality of Doral Financial’s commercial and construction loan portfolio.

5. Doral Financial is in the process of implementing controls to ensure that its loan receivable and related accounts are reconciled on a timely basis.

6. Doral Financial has continued to develop and implement formal policies for the upward communication of issues regarding the Company’s accounting policies, internal control over financial reporting and the fair presentation of the Company’s financial condition.

7. Doral Financial will analyze ways of strengthening its controls over the process of estimating the valuation allowance for its deferred income tax assets.

Other Enhancements to Internal Control Over Financial Reporting
      The following describes the principal actions undertaken by Doral Financial, in addition to the measures described above, to strengthen the Company’s internal control structure:

1. Doral Financial has taken steps to strengthen its internal audit function. In particular, the Audit Committee developed and approved a written charter for the Company’s internal audit department. In addition, the Audit Committee approved a risk-based audit plan for the internal audit department that focuses on company-wide processes and functions rather that specific departments and business units. Also, during 2006, Doral Financial hired a new head for its internal audit department. The internal audit staff has also received additional training in the application of GAAP and the valuation of financial assets. In the future, additional training for the internal audit staff will continue on an ongoing basis. The internal audit group will continue to have direct and regular access to the Audit Committee and the Board of Directors.

2. Doral Financial is in the process of implementing additional processes designed to enhance its IO valuation process, including:

•	developing new model management policies and procedures, including model change logs, password protection formulas and reconciliation of model predictions against actual results; and

•	developing and implementing back testing programs to evaluate the model’s forecasts of cash flows, interest rates, credit losses and prepayments against future actual results.

3. Doral Financial intends to establish a corporate level Enterprise Risk Officer, who will be responsible for the analysis of the company’s risk profile, including interest, credit, market and operational risks faced by the Company. The Enterprise Risk Officer will coordinate with the internal audit department on risk identification and monitoring throughout Doral Financial and will report directly to the Risk Policy Committee. In addition, the internal audit department will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct identified issues.

4. Doral Financial intends to develop a more robust loss frequency and loss severity database by loan product, loan-to-value and vintage to better support the calculation of Company’s allowance for loan and lease losses.

5. Doral Financial, with the assistance of outside experts, is in the process of reviewing and improving the Company’s loan application and underwriting procedures and controls, including loan documentation procedures, appraisal and closing processes and underwriting standards. This process is being developed using the following guidelines: simplification of procedures; implementation of rules-based processing technology; better training of employees; and individual accountability.
      Doral Financial believes that the remediation and other efforts described above have significantly improved and will continue to improve Doral Financial’s internal control over financial reporting and its disclosure controls and procedures. During 2006, Doral Financial’s management, with the oversight of the Audit Committee, will continue to take steps to remedy the identified material weaknesses in the Company’s internal control over financial reporting as expeditiously as possible.
Changes in Internal Control Over Financial Reporting
      During the quarter ended December 31, 2005, the Company continued to take certain steps to address some of the issues raised by the restatement process that started on April 15, 2005. Except for the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.

Item 9B.	Other Information.
      Effective as of August 15, 2006, Doral Financial supplemented the provisions of Article VI of its bylaws regarding shareholders record dates. Under Doral Financial’s bylaws, any stockholder seeking to have the stockholders act by written consent shall request the Board of Directors to fix a record date. The Board of Directors must set the record date within 10 calendar days after receipt of such a request and the record date must be no more than 10 calendar days after the date of adoption of the resolution fixing the record date.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The by-laws of Doral Financial provide that the Board of Directors shall consist of not less than five nor more than eleven directors as shall be fixed from time to time by the Board of Directors. The number of Directors of Doral Financial is currently fixed at nine. The members of the Board of Directors are elected annually to serve for a one year term until their successors are duly elected and qualified.
      There are no arrangements or understandings between Doral Financial and any person pursuant to which such person was elected a director.
      The directors of Doral Financial Corporation are identified below. Pursuant to the terms of his employment agreement, effective immediately after the filing of this Annual Report, Mr. Glen Wakeman will be appointed as Chief Executive Officer of the Company and a member of the Board of Directors of the Company, and Mr. Ward will relinquish his duties as Chief Executive Officer.

Name	Principal Occupation and Other Information	Director Since

John A. Ward, III	Chairman of the Board of Doral Financial since July 2005; interim Chief Executive Officer of Doral Financial since September 2005; Chairman of the Board of Directors and Chief Executive Officer of American Express Bank and President of Travelers Cheque Group (1996 — 2000); Chief Executive Officer of Chase Bankcard Services (1993 — 1996); Director of CoActive Marketing Group, Inc.; Primus Guaranty, Ltd., Rewards Network Inc. and Innovative Card Technologies. Age 60.	2005

Richard F. Bonini	Secretary of the Board of Doral Financial since December 1989; Senior Executive Vice President of Doral Financial (1988-2003); Chief Financial Officer of Doral Financial (1996-2003). Age 67.	1976

Edgar M. Cullman, Jr(1)	Managing Member of Culbro LLC, a private equity group in the consumer products field, since April 2005; President and Chief Executive Officer of General Cigar Holdings, Inc. from December 1996 to April 2005. Age 60.	1988

John L. Ernst(1)	Chairman of the Board and President of Bloomingdale Properties, Inc., since September 1984; Director, Griffin Land & Nurseries, Inc. Age 65.	1989

Peter A. Hoffman	Director HGH Associates (Financial Consulting) since April 2003; Self-employed consultant from June 2002 to March 2003; Partner with Deloitte & Touche LLP from 1975 to 2002; Director of Doral Bank FSB from April 2003 to July 2006. Age 67.	2004

John B. Hughes	Partner of The Markgraf Group, Ltd., a real estate company in New York City, since January 2006; Vice President — Risk Management of the American Express Company from January 2002 to September 2005; Vice President and Assistant Treasurer, American Express International Bank from 1995 to 2001; Director of Doral Bank FSB from October 2000 to December 2002. Age 50.	2002

Name	Principal Occupation and Other Information	Director Since

Efraim Kier	President and Chief Executive Officer of A&M Holdings, Inc., San Juan, Puerto Rico (real estate development) since 1962. Age 77.	1998

Zoila Levis	Vice Chairman of the Board of Doral Financial since August 2005; President and Chief Operating Officer of Doral Financial from August 1991 to January 2006. Age 58.	1991

Harold D. Vicente	Attorney in private practice with the law firm of Vicente & Cuebas, San Juan, Puerto Rico, for more than the past five years. Age 61.	2000

(1)	Edgar M. Cullman, Jr. and John L. Ernst are cousins.
      The executive officers of the Doral Financial who do not serve on Doral Financial’s Board of Directors are identified below. There are no arrangements or understandings with Doral Financial pursuant to which any of these executive officers was selected as an officer, except for their employment agreements. None of the executive officers shown below is related to any other director or executive officer of Doral Financial by blood, marriage or adoption.

Name	Principal Occupation and Other Information	Age

Glen Wakeman	President and Chief Operating Officer of Doral Financial since May 2006; Chief Executive Officer of General Electric Consumer Finance Latin America (1999-2006).	46

Lidio V. Soriano	Executive Vice President and Chief Financial Officer of Doral Financial since March 2006; interim Chief Financial Officer since August 2005; Senior Vice President and Risk Management Director of Doral Financial from January 2005 to August 2005; President of Doral Money, a New York based subsidiary of Doral Bank from June 2004 to January 2005; Vice President in charge of the Mortgage Division Citibank Puerto Rico (2002 — 2004).	37

Julio R. Micheo	Executive Vice President and Treasurer of Doral Financial since August 2005; Executive Vice President and Head of Funds Management Group since January 2005; President of Doral Securities, Inc. from January 2002 to January 2005; Executive Vice President of Doral Securities, Inc. from June 2001 to January 2002; Senior Vice President — Sales Development Director of Doral Securities, Inc. from February 2000 to June 2001.	46

Fernando Rivera-Munich	Executive Vice President of Doral Financial since August 2002 and General Counsel and Assistant Secretary since March 1999; Senior Vice President from March 1999 to August 2002; Vice Chairman of Doral Bank since March 2003; Director of Doral Bank FSB since July 2004; President of Doral Insurance Agency since December 2000; Special Counsel, McConnell Valdés (law firm) from August 1998 to February 1999; Vice President and General Counsel, Citibank (Puerto Rico branch), Central and Caribbean region from July 1990 to July 1998.	52

Israel Bravo	Executive Vice President and Corporate Information Technology Officer of Doral Financial since April 2002; Director of Doral Bank; Executive Vice President of Doral Bank from June 2000 to March 2002; Senior Vice President of Doral Bank from September 1993 to June 2000.	43

Name	Principal Occupation and Other Information	Age

Frederick C. Teed	Executive Vice President — Banking Operations of Doral Financial since March 1996; Director of Doral Bank and Doral Money, Inc. since 1998 in both cases, Federal Thrift Regulator, Office of Thrift Supervision, Department of the U.S. Treasury, for more than five years prior thereto.	48

Arturo Tous	Vice President and Chief Accounting Officer of Doral Financial since February 2006; Assistant Vice President of Doral Financial from January 2005 to February 2006; Senior Associate of PricewaterhouseCoopers LLP (1998-2003).	29
Corporate Governance
      Doral Financial’s affairs are managed by, or are under the direction of, the Board of Directors pursuant to the General Corporations Law of the Commonwealth of Puerto Rico and Doral Financial’s By-Laws. Members of the Board of Directors are kept informed of the company’s business through discussions with the Chairman, with the President, the Chief Financial Officer, the Internal Auditor and with other key members of management, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.
      Following the announcement of the restatement, Doral Financial has adopted a broad remediation program that includes a number of initiatives aimed at improving its overall corporate governance. For additional information regarding these initiatives, see “— Remediation of Material Weaknesses” under Part II, Item 9A. Controls and Procedures in this Annual Report on Form 10-K and the amended Annual Report on Form 10-K for the year ended December 31, 2004.
Corporate Governance Guidelines
      Doral Financial has adopted a set of Corporate Governance Guidelines and a Code of Business Conduct and Ethics that the Board of Directors believes are the appropriate corporate governance policies and practices for Doral Financial. In addition, the Company has adopted an Information Disclosure Policy, as well as comprehensive written charters for each of its Board committees and have committed increased resources to its internal audit department. Copies of Doral Financial’s Corporate Governance Guidelines and Code of Business Conduct and Ethics as well as the written charters of its Board committees and the Information Disclosure Policy may be found on the Company’s website at www.doralfinancial.com. A written copy of these documents may be obtained by requesting them from the Company’s General Counsel at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
      The Board of Directors has adopted several procedures by which shareholders and employees, as well as other interested parties, can send communications to the Board of Directors or report possible legal or ethical violations. The Board of Directors has implemented a 24-hour toll-free hotline by which shareholders and employees may contact the Board of Directors. The number for the 24-hour toll-free hotline is 1-866-393-6725. Shareholders or employees may also direct their communications to Doral Financial’s non-management directors to either of the following addresses:

Doral Financial Corporation 387 Park Avenue South New York, NY 10016 Attention: Chairman of the Audit Committee	or	Doral Financial Corporation P.O. Box 564 Murray Hill Station New York, New York 10156 Attention: Chairman of the Audit Committee

Board Independence
      The Board of Directors is composed of a majority of directors who qualify as independent directors (“Independent Directors”) pursuant to the rules of the New York Stock Exchange. Two-thirds of the Board of Directors consists of Independent Directors. Doral Financial’s Board structure includes audit, compensation, risk policy and corporate governance and nominating committees consisting entirely of Independent Directors.
      In determining independence in connection with their nomination, the Board of Directors affirmatively determined whether directors have a “material relationship” with Doral Financial. When assessing the “materiality” of a director’s relationship with Doral Financial, the Board of Directors considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation. If a person or organization affiliated with a director provides to or receives services from Doral Financial, the Board of Directors considers the frequency or regularity of the services, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to Doral Financial as those prevailing at the time from unrelated parties for comparable transactions. Material relationships can include commercial, banking, consulting, legal, accounting, charitable and familial relationships. Independence means (1) not being, or having an immediate family member who is, a present or former executive officer of Doral Financial; (2) not personally receiving or having an immediate family member who receives more than $100,000 per year in direct compensation from Doral Financial other than director and committee fees and pension or other forms of deferred compensation for prior service; (3) not being employed, or having an immediate family member employed, as an executive officer of another company where any current executive of Doral Financial serves on that company’s compensation committee; (4) not being employed by or affiliated with or having an immediate family member employed by or affiliated with a present or former internal or external auditor of Doral Financial within the three previous years; or (5) not being a director who is an executive officer or employee, or whose immediate family member is an executive officer, of a company that makes payments to or receives payments from Doral Financial for property or services in an amount which exceeds the greater of $1 million, or 2% of Doral Financial’s or the other persons’ consolidated gross revenues.
      With respect with Mr. Cullman Jr., the Board specifically considered the fact that he is a member of a shareholder group that owns approximately 10.7% of the outstanding common stock of Doral Financial. The Board believes that this level of ownership does not impair his independence for the following reasons. First, Mr. Cullman, Jr. disclaims beneficial ownership of all but 341,098 shares held by the group. Second, Mr. Cullman, Jr. has never been involved in the day-to-day management of Doral Financial.
      Applying these standards, the Board of Directors has determined that the following majority of directors and nominees are independent — Edgar M. Cullman, Jr., John L. Ernst, Peter A. Hoffman, John B. Hughes, Efraim Kier and Harold D. Vicente.
Directors’ Meetings
      The Board of Directors held 23 meetings during the year ended December 31, 2005. Each director attended at least 75% of the total number of meetings of the Board and of all committees on which he or she served during such period.
      All directors attended last year’s annual stockholders’ meeting. While Doral Financial encourages directors to attend annual stockholders meetings it has not adopted a formal policy that all directors must attend annual stockholder’s meetings. As a practical matter, directors are expected to attend, because Doral Financial regularly schedules a regular Board of Directors meeting following the annual stockholders’ meeting.

Indemnification of Directors
      Doral Financial has obtained directors’ and officers’ liability insurance for its directors and officers. Doral Financial’s Restated Certificate of Incorporation contains a provision that exempts directors from personal liability for monetary damages to Doral Financial or its shareholders for violations of the duty of care, to the fullest extent permitted by the Puerto Rico General Corporations Law. Doral Financial has also agreed to indemnify its directors and officers for certain liabilities to the fullest extent permitted by Puerto Rico law.
Executive Sessions
      Doral Financial’s independent directors meet regularly in executive sessions without management. The Board has not appointed a lead independent director. Instead, the chairman of the Audit Committee generally presides over executive sessions.
Board Committees
      The Board of Directors has standing Audit, Compensation, Corporate Governance and Nominating, and Risk Policy committees. Current copies of the charters of each of these committees may be found on the Company’s website at www.doralfinancial.com and will be provided to shareholders upon written request to the General Counsel of Doral Financial at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
      The Audit Committee met 18 times, the Compensation Committee met three times, the Risk Policy Committee met five times and the Corporate Governance and Nominating Committee met five times during 2005.
Audit Committee
      The members of the Audit Committee are Messrs. Cullman Jr., Hoffman, Hughes, Kier and Vicente. The Board of Directors has determined that all members of the Audit Committee meet the New York Stock Exchange’s standards for independence. The Board of Directors has also determined that each member is financially literate and has designated Mr. Hughes and Mr. Hoffman as “audit committee financial experts” as such term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002. Under New York Stock Exchange rules, audit committee members may not receive any advisory or consulting fees for services to Doral Financial.
Corporate Governance and Nominating Committee
      The functions of the Corporate Governance and Nominating Committee include: making recommendations to the Board of Directors as to the size of the Board of Directors, recommending to the Board of Directors nominees for election as directors and making recommendations to the Board of Directors from time to time as to matters of corporate governance. The current members of the Corporate Governance and Nominating Committee are Messrs. Hoffman, Hughes, Kier and Vicente, each of whom has been determined to be independent by the Board of Directors.
      The Corporate Governance and Nominating Committee has not established any specific, minimum qualifications that the Committee believes must be met by a committee-recommended nominee for a position on Doral Financial’s Board of Directors. The Committee instead considers a variety of factors, including judgment, skill, diversity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.
      The Corporate Governance and Nominating Committee generally identifies qualified candidates on the basis of recommendations made by existing independent directors or management. In the past, it has also evaluated prospective candidates that serve as independent directors on the Board of Directors of Doral Financial’s federal savings bank subsidiary. The Committee and the Board’s policy is to evaluate potential nominees for election no differently regardless of whether the nominee is recommended by shareholders, a non-management Board member or Doral Financial’s management. The Committee will consider potential nominees from all these sources, develop information from a variety of sources regarding the potential nominee, evaluate the potential nominee’s qualifications and make a decision whether to nominate any potential nominees to the Board.
      The Corporate Governance and Nominating Committee will consider qualified candidates suggested by shareholders upon written submission by a shareholder in writing to the Corporate Secretary of the names of such nominees, together with their qualifications for service and evidence of their willingness to serve. Shareholder nominations to the Board must be made by not more than 180 days and not less than 90 days in advance of the anniversary date of the immediately preceding annual meeting in accordance with provisions of Doral Financial’s bylaws. Doral Financial’s bylaws contain certain additional information requirements related to shareholder nominations. You can obtain a copy of Doral Financial’s bylaws by writing to the Corporate Secretary at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
Compensation Committee
      The Compensation Committee is charged with reviewing Doral Financial’s general compensation strategy, reviewing benefit programs, administering Doral Financial’s stock option and omnibus plans, approving the compensation of the Chief Executive Officer and approving certain other employment contracts for senior executive officers. The members of the Compensation Committee are Messrs. Ernst, Hughes and Kier, each of whom has been determined to be independent by the Board of Directors.
Risk Policy Committee
      The Risk Policy Committee is responsible for oversight of the CEO’s and senior management’s responsibilities to assess and manage Doral Financial’s interest rate risk, market risk and credit risk and is also responsible for the review of Doral Financial’s hedging and derivatives activities. The members of the Risk Policy Committee are Messrs. Hoffman, Hughes and Ward.
Special Litigation Committee
      In response to the number of civil actions filed against Doral Financial in connection with the restatement, which are described in this Annual Report on Form 10-K, Doral Financial’s Board of Directors appointed a Special Litigation Committee of directors to review the matters asserted in the complaints. The Special Litigation Committee was established in July 18, 2005. The members of the Special Litigation Committee are Messrs. Ward, Ernst and Vicente. Fees for these special litigation committees are set by the Board and may be reviewed and adjusted by the Board if the amount of work is greater than anticipated.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires Doral Financial’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Doral Financial. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Doral Financial with copies of all Section 16(a) forms they file.
      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.	Executive Compensation.
Summary Compensation Table
      The following table sets forth the compensation, for the years ended December 31, 2005, 2004 and 2003, of the individuals serving as Chief Executive Officer during the year ended December 31, 2005, each of the four other most highly compensated executives serving as of December 31, 2005, and individuals for whom disclosure would have been provided pursuant to Item 402 of Regulation S-K but for the fact that the individual was not serving as an executive officer of Doral Financial at the end of the year ended December 31, 2005.

					Long Term
					Compensation

	Annual Compensation				Number of
					Stock
				Other Annual	Options	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Granted(2)	Compensation(3)

John A. Ward, III(4)	2005	$206,250	$-0-	$-0-	100,000	$-0-
Chairman of the Board and	2004	-0-	-0-	-0-	-0-	-0-
Interim Chief Executive Officer	2003	-0-	-0-	-0-	-0-	-0-

Salomón Levis(5)	2005	$1,790,769	$200	$5,670	-0-	$-0-
Former Chairman of the Board	2004	2,400,000	-0-	7,560	600,000	-0-
and Chief Executive Officer	2003	1,800,000	1,800,000	-0-	-0-	-0-

Zoila Levis(6)	2005	$1,000,000	$200	$8,894	-0-	$2,738
Former President	2004	1,000,000	600,000	8,894	300,000	4,000
and Chief Operating Officer	2003	750,000	750,000	-0-	-0-	4,000

Edison Vélez(7)	2005	$300,000	$189,978	$11,819	-0-	$2,019
Former Executive Vice President	2004	300,000	300,000	11,819	100,000	4,000
and CEO of Doral Mortgage	2003	250,000	300,000	-0-	-0-	4,000

Julio R. Micheo	2005	$398,247	$197,234	$-0-	-0-	$363
Executive Vice President and	2004	207,422	314,014	4,768	-0-	2,041
Treasurer	2003	207,659	392,340	-0-	-0-	4,000

Fernando Rivera-Munich	2005	$360,066	$100,000	$8,000	-0-	$4,000
Executive Vice President and	2004	354,560	100,000	2,520	-0-	4,000
General Counsel	2003	296,329	100,000	-0-	-0-	4,000

Mario S. Levis(8)	2005	$446,346	$200	$-0-	-0-	$2,063
Former Senior Executive	2004	550,000	-0-	-0-	270,000	4,000
Vice President and Treasurer	2003	400,000	425,000	-0-	-0-	4,000

(1)	Amounts correspond entirely to car allowances. They do not include amounts expended by Doral Financial pursuant to plans (including group life and health) that do not discriminate in scope, term or operation in favor of executive officers or directors of Doral Financial and that are generally available to all salaried employees. Amounts shown also do not include amounts expended by Doral Financial which may have a value as a personal benefit to the named individual. The value of perquisites and such other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any individual named.

(2)	Represents shares subject to stock option grants, as adjusted for a 3-for-2 stock split effective December 11, 2003.

(3)	The amounts shown represent Doral Financial’s contribution to the Doral Financial Corporation Retirement and Incentive Savings Plan, a profit sharing plan with a cash or deferred arrangement.

(4)	Mr. Ward was named interim Chief Executive Officer of Doral Financial Corporation effective September 15, 2005.

(5)	Mr. Levis resigned from his position effective September 15, 2005.

(6)	Ms. Levis resigned from her position effective January 31, 2006.

(7)	The amounts shown as bonus for Mr. Vélez during 2004 and 2003 include $150,000 that was deferred for each of the years shown. Mr. Vélez resigned from his position effective June 16, 2006.

(8)	Mr. Levis resigned from his position effective August 19, 2005.

Employment Agreements, Termination of Employment and Change in Control Arrangements

Employment Agreements
      On May 23, 2006, Doral Financial entered into an employment agreement with Glen Wakeman, President and Chief Operating Officer of the Company. The agreement with Mr. Wakeman has an initial term of employment of four years, with automatic one-year extensions (unless either party provides written notice not to extend the term of employment at least 180 days prior to the date of any such scheduled extension). The agreement provides for earlier termination under certain circumstances.
      The agreement provides for (i) an annual base salary of $1,000,000, (ii) a target bonus opportunity of 150% of base salary and a maximum bonus opportunity of 200% of the target bonus, with a guaranteed bonus of $1,500,000 for each of 2006 and 2007, (iii) subject to certain vesting requirements, a grant of 200,000 restricted stock units (with accrued dividends deemed reinvested in restricted stock units) representing shares of Doral Financial’s common stock, vesting annually over four years, and (iv) a stock option, vesting annually over four years, to purchase an aggregate of 400,000 shares of Doral Financial’s common stock at the closing price on the New York Stock Exchange on May 30, 2006 ($7.60), Mr. Wakeman’s first day of employment.
      As a replacement for certain pension benefits that Mr. Wakeman lost from his previous employer, the Company deposited $6,000,000 in escrow (the “Escrow”) with an escrow agent, which will be payable to Mr. Wakeman in sixteen quarterly installments of $375,000 (adjusted for investment results) for as long as he is employed by Doral Financial. If Mr. Wakeman’s employment with the Company terminates, the Company is entitled to receive any remaining funds in the Escrow, unless (i) Mr. Wakeman’s employment is terminated by Doral Financial without Cause or by Mr. Wakeman for Good Reason (each term as defined in the Agreement), in which case the full amount of the Escrow will be released to Mr. Wakeman or (ii) Mr. Wakeman’s employment terminates upon his death, in which case his legal representatives shall be entitled to four quarterly installments of $375,000 (adjusted for investment results) from the Escrow. In addition, Mr. Wakeman will be entitled to (i) a car and driver, (ii) reimbursement for reasonable expenses of one club membership in Puerto Rico, (iii) reimbursement (on an after-tax basis) for certain legal and relocation expenses and (iv) participation in Doral Financial’s employee benefit plans, programs and arrangements and perquisite programs and arrangements, if any, on the same basis as generally provided to other similarly-situated executives of Doral Financial.
      On September 15, 2005, Mr. Ward assumed the role of Doral Financial’s interim Chief Executive Officer after the departure of the former Chief Executive Officer Salomón Levis. On October 3, 2005, the Compensation Committee of the Board of Directors of Doral Financial voted to increase Mr. Ward’s, compensation to $750,000 and a bonus equal to $250,000 payable on the earlier of (i) the recruitment by the Company of a permanent Chief Executive Officer; or (ii) September 15, 2006. Mr. Ward was also granted stock options to acquire 100,000 shares of common stock at an exercise price of $12.76, the market price of the common stock on the date of grant. The options vest fully on the earlier of (i) the recruitment by the Company of a permanent Chief Executive Officer; or (ii) September 15, 2006.
      On March 27, 2006, Doral Financial entered into a two-year employment agreement with Lidio Soriano, Executive Vice President and Chief Financial Officer of the Company. Under the terms of the agreement, Mr. Soriano is entitled to receive annually a base salary of $480,000. Mr. Soriano is also entitled to receive stock options to acquire 25,000 shares of common stock subject to the granting of such options by the Compensation Committee of the Board of Directors pursuant to the terms and conditions of the Doral Financial Corporation Omnibus Incentive Plan. In addition, upon the completion of the two-year period, Mr. Soriano will be entitled to receive a retention bonus equal to $50,000 for each year of service rendered under the agreement. In connection with the execution of the agreement, the Company granted Mr. Soriano 50,000 shares of restricted stock under the Doral Financial Corporation Omnibus Incentive Plan.
      On November 7, 2005, Doral Financial entered into a two-year employment agreement with Fernando Rivera-Munich, Executive Vice President and General Counsel of the Company, which became effective as of October 1, 2005 and concluding on September 30, 2007. Under the terms of the agreement, Mr. Rivera-Munich is entitled to receive annually a base salary of $400,000 plus a discretionary year-end bonus, as determined by the Board of Directors of the Company. The year-end bonus for the year ending December 31, 2005 was $100,000. In addition, upon the completion of the two-year period, Mr. Rivera-Munich will be entitled to receive a retention bonus equal to $50,000 for each year of service rendered under the agreement. During the term of the agreement, Mr. Rivera-Munich will also serve as President of Doral Insurance Agency, Inc., Doral Financial’s insurance agency subsidiary.
      Doral Financial entered into a two year employment agreement, dated as of February 6, 2006, with Israel Bravo, Executive Vice President Information Technology of Doral Financial Corporation. Under the terms of the agreement, Mr. Bravo is entitled to receive an annual salary of $299,802. Mr. Bravo is also entitled to receive stock options to acquire 25,000 shares of common stock subject to the granting of such options by the Compensation Committee of the Board of Directors pursuant to the terms and conditions of Doral Financial Omnibus Incentive Plan. In addition, upon the completion of the two-year period, Mr. Bravo will be entitled to receive a retention bonus equal to $50,000 for each year of service rendered under the agreement.
      Doral Financial entered into a two year employment agreement, dated as of February 6, 2006, with Frederick C. Teed, Executive Vice President Banking of Doral Financial Corporation. Under the terms of the agreement, Mr. Teed is entitled to receive an annual salary of $210,000. Mr. Teed is also entitled to receive stock options to acquire 25,000 shares of common stock subject to the granting of such options by the Compensation Committee of the Board of Directors pursuant to the terms and conditions of Doral Financial Omnibus Incentive Plan. In addition, upon the completion of the two-year period, Mr. Teed will be entitled to receive a retention bonus equal to $50,000 for each year of service rendered under the agreement.

Change in Control and Severance Arrangements
      The Doral Financial Corporation Omnibus Incentive Plan provides that upon the occurrence of a change of control of Doral Financial, each outstanding option and stock appreciation right (“SAR”) shall become fully exercisable and all restrictions on outstanding restricted stock and restricted units shall lapse. In addition, any long-term performance unit awards and performance share awards outstanding will be paid in full at target. Such payments shall be made within 30 days of the change of control, and the participants may opt to receive such payments in cash. The Compensation Committee may, in its discretion, provide for cancellation of each option, SAR, restricted stock and restricted unit in exchange for a cash payment per share based upon the change of control price. This change of control price is the highest share price offered in conjunction with any transaction resulting in a change of control (or, if there is no such price, the highest trading price during the 30 days preceding the change of control event). Notwithstanding the foregoing, no acceleration of vesting or exercisability, cancellation, cash payment or other settlement shall occur with respect to any option, SAR, restricted stock, restricted unit, long-term performance unit award or performance share award if the Compensation Committee reasonably determines in good faith prior to the change of control that such awards will be honored or assumed or equitable replacement awards will be made by a successor employer immediately following the change of control and that such awards will vest and payments will be made if a participant is involuntarily terminated without cause.
      For purposes of the Omnibus Plan, “change of control” means: (i) the acquisition, directly or indirectly, of securities of Doral Financial representing at least 25% of the combined voting power of the outstanding securities of Doral Financial by any “person” (within the meaning of Section 3(a) (9) of the Exchange Act) other than by Doral Financial, its subsidiaries or any employee benefit plan of Doral Financial or its subsidiaries; (ii) any transaction occurs with respect to Doral Financial which is subject to the prior notice requirements of the Change in Bank Control Act of 1978; (iii) any transaction occurs with respect to Doral Financial which will require a “company” as defined in the Bank Holding Company Act of 1956, as amended, to obtain prior approval of the Federal Reserve Board under Regulation Y; (iv) any plan or proposal for the liquidation of Doral Financial is adopted by the stockholders of Doral Financial;

(v) individuals who, as of the effective date of the Omnibus Plan, constitute Doral Financial’s Board of Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the such date whose election, or nomination for election by Doral Financial’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-12(c) of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or contests by or on behalf of a person other than the Board of Directors, (vi) all or substantially all of the assets of Doral Financial are sold, liquidated or distributed; (vii) there occurs a reorganization, merger, consolidation or other corporate transaction involving Doral Financial (a “Transaction”), in each case, with respect to which the stockholders of Doral Financial immediately prior to such Transaction do not, immediately after the Transaction, own more than 50% of the combined voting power of Doral Financial or other corporation resulting from such Transaction; or (viii) any other event the Board of Directors determines to be a “change of control.” Notwithstanding the foregoing, a change of control will not be deemed to have occurred merely as a result of an underwritten offering of the equity securities of Doral Financial where no person acquires more than 25% of the beneficial ownership interests in such securities being offered.
      Under the 1997 Employee Option Plan, upon the occurrence of certain change of control transactions involving the Corporation, all options then outstanding under the 1997 Option Plan become immediately exercisable.
      The 1997 Option Plan defines a “change of control” transaction as a transaction in which (1) any person (as defined for purposes of Section 13(d) and l4(d) of the Exchange Act, but excluding Doral Financial and any of its wholly-owned subsidiaries) acquires direct or indirect ownership of 50% or more of the combined voting power of the then outstanding securities of Doral Financial as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise; or (2) the shareholders of Doral Financial approve (A) any consolidation or merger of the Doral Financial in which Doral Financial is not the surviving corporation (other than a merger of Doral Financial in which the holders of common stock immediately prior to the merger have the same or substantially the same proportionate ownership of the surviving corporation immediately after the merger), or (B) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of Doral Financial to an entity which is not a wholly-owned subsidiary of Doral Financial. Upon the consummation of any of such transactions, all outstanding Options under the Plan shall, to the extent not previously exercised, terminate and cease to be outstanding.
      The employment agreement with Glen Wakeman provides that if Mr. Wakeman’s employment is terminated by the Company within two years following a “Change in Control”, Mr. Wakeman will, among other things, be entitled to (i) payment in a lump sum of an amount equal to three times the sum of his base salary plus target bonus, (ii) immediate vesting of all outstanding option and restricted stock unit awards that would have vested if Mr. Wakeman continued to be employed on the vesting date immediately following the date of his termination, (iii) one year or the option term, if shorter, to exercise any vested stock options, (iv) continued participation in medical and dental coverage until the third anniversary of the date of termination and (v) up to $20,000 in outplacement services.
      Upon a Change in Control, Mr. Wakeman’s initial restricted stock unit grant and option will vest in full. In addition, if following a Change in Control on or after the second anniversary of his employment any payment or benefit that is due to Mr. Wakeman from the Company is subject to excise tax under Section 4999 of the United States Internal Revenue Code (the “golden parachute tax”), Mr. Wakeman will be entitled to a full tax “gross-up” unless the total value of all such payments and benefits (as measured for golden parachute tax purposes) exceeds the taxable threshold by ten percent or less, in which event the payments and benefits shall instead be reduced so as to fall below the taxable threshold.

      For purposes of Mr. Wakeman’s employment agreement, a “Change in Control” shall be deemed to have taken place if: (i) any “person” (as such term is used in Sections 3(a)(9) and Section 13(d) of the Securities Exchange Act of 1934) other than the Company or any employee benefit plan of the Company or any of its subsidiaries, (x) becomes the “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of Company securities having more than 50% of the combined voting power of the then outstanding securities of the Company that may be cast for the election of directors of the Company (other than as a result of the issuance of securities initiated by the Company in the ordinary course of business) (“Voting Securities”) or (y) becomes the “beneficial owner” of Company of 25% or more of the Voting Securities of the Company and such person has the power to appoint or elect a majority of the members of the Board; or (ii) persons who, as of the effective date of this Agreement constitute the Board (the “Incumbent Directors”) cease for any reason, including without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority thereof, provided that any person becoming a director of the Company subsequent to the effective date of this Agreement shall be considered an Incumbent Director if such person’s election or nomination for election was approved by a vote of at least 50% of the Incumbent Directors; but provided further, that any such person whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of members of the Board or other actual or threatened solicitation of proxies or consents by or on behalf of a “person” (as defined in Section 13(d) and 14(d) of the Exchange Act) other than the Board, including by reason of agreement intended to avoid or settle any such actual or threatened contest or solicitation, shall not be considered an Incumbent Director; or (iii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, or any combination of the foregoing transactions, the holders of all the Company’s securities entitled to vote generally in the election of directors of the Company immediately prior to such transaction constitute, following such transaction, less than a majority of the combined voting power of the then-outstanding securities of the surviving entity (or in the event each entity survives, the ultimate parent entity resulting from such transaction) (the “Surviving Entity”) entitled to vote generally in the election to elect directors of the Surviving Entity after such transactions.
      The employment agreement with Mr. Glen Wakeman provides that in the event during the Employment Period, the Company terminates the Executive’s employment without cause (as defined under the agreement) or the Executive terminates his employment for Good Reason, in both cases upon or within two (2) years immediately following a change in control, the Company shall have no further obligations to the Executive under the agreement or otherwise other than to pay or provide to the Executive the following amounts and benefits: (i) an amount equal to the Executive’s unpaid annual based salary for services through the date of termination; (ii) an amount equal to 3 times the sum of annual base salary plus target bonus; payable in a lump sum no later than 30 days after the date of termination; (iii) immediate vesting as of the date of termination of that portion of any outstanding options and restricted stock units which would have vested if the Executive had been employed on the vesting date immediately following in the date of termination, with continued exercisability of the outstanding and vested portion of any options for twelve (12) months following the date of termination (but in no event beyond the original term of the Option); (iv) continued participation until the third anniversary of the date of termination in all Company medical and dental coverages in which the Executive and his eligible dependents were participating immediately prior to the date of termination; (v) as long as the Executive uses such services prior to the first anniversary of the date of termination, up to $20,000 in outplacement services; and (vi) payment of other amounts, entitlements or benefits, if any, in accordance with the applicable plans, programs, arrangement or other agreements of the Company. In addition, Mr. Wakeman would be entitled to the funds remaining, if any, in the Escrow Fund (adjusted for any returns or losses thereon) immediately following the date of termination.
      Each of the employment agreements with Lidio Soriano, Frederick C. Teed and Israel Bravo provide that if such agreements are terminated following a change of control of Doral Financial, the named executive officer would be entitled to receive as severance pay an amount equal to the amount of annual salary provided in such agreements for the remaining term of the Agreement; provided, however, that the amount shall no be lesser than twelve months of salary. Such payments are to be made in a lump sum on or before the 15th day following the date of termination.
      The employment agreement with Fernando Rivera-Munich provide that if such agreement is terminated following a change of control of Doral Financial, the named executive would be entitled to receive as severance pay an amount equal to the amount of annual salary provided in such agreement for the remaining term of the Agreement which includes an amount equal to the average of the performance bonuses for the last three (3) years; provided, however, that this amount shall no be lesser than twelve months of salary. Such payments are to be made in a lump sum on or before the 15th day following the date of termination.
Options Granted During 2005
      The following table sets forth the following information regarding stock options granted pursuant to the Omnibus Incentive Plan to the persons named in the Summary Compensation Table in 2005:

•	the number of shares of common stock underlying options granted during the year;

•	the percentage that such options represent of all options granted to employees during the year;

•	the exercise price;

•	the expiration date; and

•	the hypothetical present value, as of the grant date, of the options under the option pricing model discussed below.
      The hypothetical value of the options as of their date of grant has been calculated below, using the Binomial Tree option pricing model, as permitted by SEC rules, based upon a set of assumptions set forth in the footnote to the table. It should be noted that this model is only one method of valuing options, and Doral Financial’s use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

% of Total
Options
	Number of	Granted to	Exercise		Hypothetical
	Options	Employees in	Price	Expiration	Value at
Name	Granted(1)	Fiscal Year	($/Share)	Date	Grant Date(2)

John A. Ward, III	100,000	100%	$12.76	9/15/15	$295,000

(1)	Options granted to vest fully on the earlier of (1) the recruitment by the Company of a permanent Chief Executive Officer; or (2) September 15, 2006.

(2)	The estimated present value at the date of grant for options granted during 2005 has been calculated using the Binomial Tree option pricing model, based upon the following assumptions: estimated time until exercise of 4.8 years; a risk-free rate of return of 4.28%; a volatility rate of 38.21%, a dividend yield of 5.76% and a ten year option term. The approach used in developing the assumptions upon which the Binomial Tree valuation was done is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended.
Option Exercises and Values for 2005
      The table below sets forth the following information for the persons named in the Summary Compensation Table at December 31, 2005:

•	the number of shares of Doral Financial common stock acquired upon exercise of stock options during 2005;

•	the aggregate dollar value realized upon exercise of those options;

•	the total number of exercisable and unexercisable stock options held at December 3l, 2005; and

•	the aggregate dollar value of in-the-money exercisable and unexercisable options at December 31, 2005.
      None of the executive officers named in the Summary Compensation Table exercised any stock options during 2005.

Value of Unexercised
			No. of Unexercised		In-the-Money Options at
	No. of Shares		Options at 12/31/05		l2/31/05(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John A. Ward	-0-	$-0-	-0-	100,000	$-0-	$-0-
Salomón Levis	-0-	-0-	-0-	-0-	-0-	-0-
Zoila Levis(2)	-0-	-0-	1,089,750	-0-	2,528,631	-0-
Edison Velez	-0-	-0-	212,500	-0-	-0-	-0-
Julio R. Micheo	-0-	-0-	-0-	-0-	-0-	-0-
Fernando Rivera-Munich	-0-	-0-	-0-	-0-	-0-	-0-
Mario S. Levis	-0-	-0-	-0-	-0-	-0-	-0-

(1)	In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $10.60, the last sales price reported for the common stock on the New York Stock Exchange on December 31, 2005.

(2)	Stock options held by Ms. Levis as of December 31, 2005 expired without being exercised during 2006.
Summary of Compensation Plans
      1997 Employee Stock Option Plan. Doral Financial has in effect the 1997 Employee Stock Option plan (the “1997 Option Plan”). The 1997 Option Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), none of whose members may receive options. Under the 1997 Option Plan, as amended, an aggregate of 6,750,000 shares of common stock have been authorized for issuance upon exercise of options, subject to adjustment for stock splits, recapitalizations and similar events. Following the adoption of the Doral Financial Corporation Omnibus Incentive Plan by shareholders on April 21, 2004, no further grants will be made under the 1997 Option Plan.
      Doral Financial Corporation Omnibus Incentive Plan. Doral Financial also has in effect the Doral Financial Corporation Omnibus incentive Plan (the “Omnibus Plan”). The Omnibus Plan is also administered by the Committee. Under the Omnibus Plan, an aggregate of 4,000,000 shares of common stock have been authorized for issuance upon exercise of awards, subject to adjustments for stock splits, recapitalizations and similar events. As of the date of the filing of this Annual Report on Form 10-K, 500,000 stock options had been granted under the Omnibus Plan.
      The Omnibus Plan provides for grants of incentive stock options (“ISOs”) qualifying for special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended, qualified stock options (“QSOs”) qualifying for special tax treatment under Section 1046 of the Puerto Rico Internal Revenue Code of 1994, as amended, nonstatutory stock options (“Nonstatutory Options”), stock appreciation rights (“SARs”), restricted stock units (“Restricted Units”), restricted stock (“Restricted Stock”), dividend equivalents (“Dividend Equivalents”), long-term performance units (“Long-Term Performance Units”), performance shares (“Performance Shares”) and annual incentive awards (“Annual Incentive Awards”), whether granted singly, in combination or in tandem, pursuant to which common stock, cash or other property may be delivered to the award recipient.
      Unless otherwise determined by the Committee, options will become exercisable in one-third increments on each of the first three anniversaries of the date of grant. The Committee may also establish performance-based criteria for the exercisability of any option. Generally, options must be granted with an exercise price that is at least equal to the fair market value (as defined in the Omnibus Plan) of Doral Financial’s common stock.
      Generally, SARs may be granted as freestanding awards, or in tandem with other types of grants. Unless the Committee determines otherwise, the terms and conditions applicable to (i) SARs granted in tandem with options will be substantially identical to the terms and conditions applicable to the tandem options, and (ii) freestanding SARs will be substantially identical to the terms and conditions that would have been applicable were the grant of the SARs a grant of an option.
      Restricted Stock, Restricted Units and Dividend Equivalents may be converted into shares of common stock upon the lapse of restrictions. The Committee may, in its discretion, pay the value of Restricted Units and Dividend Equivalents in common stock, cash or a combination of both. Unless otherwise determined by the Committee, such restrictions will generally lapse on the third anniversary of the date of grant, and the Committee may provide for vesting to accelerate based on attaining specified performance objectives determined by the Committee. In addition, at the discretion of the Committee, Annual incentive Awards, with a performance cycle of one year or less, and Long-Term Performance Units, with performance cycles of multiple years, may be paid in cash based upon achievement of specified performance goals. Performance Shares, which are denominated in common stock, may also be granted at the discretion of the Committee. The number of such units is determined over the performance period based on the satisfaction of performance goals relating to the price of Doral Financial’s common stock.
      To the extent that any shares of common stock subject to an award are not issued because the award expires without having been exercised, is cancelled, terminated, forfeited or is settled without issuance of common stock (including, but not limited to, shares tendered to exercise outstanding options, shares tendered or withheld for taxes on Awards or shares issued in connection with a Restricted Stock or Restricted Unit Award that are subsequently forfeited), such shares will be available again for grants of awards under the Omnibus Plan. The shares to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock purchased by the Company for the purpose of such Awards, treasury common stock or authorized but unissued common stock not reserved for any other purpose.
      Retirement Plans. Doral Financial provides a profit sharing plan with a cash or deferred arrangement (the “Incentive Savings Plan”) for all Puerto Rico based employees. The Incentive Savings Plan is available to all employees of Doral Financial who have attained age 18 and have completed one year of service. Participants in the plan have the option of making pre-tax or after-tax contributions to the Plan. Doral Financial will make a matching contribution equal to $0.50 for every dollar of pre-tax contribution made by participants to the Incentive Savings Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation. For those participants to the Incentive Savings Plan with an annual compensation up to $30,000, Doral Financial makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation. Company matching contributions are invested in Doral Financial common stock. Doral Financial may also make fully discretionary profit sharing contributions to the Incentive Savings Plan. Doral Financial did not make any discretionary profit sharing contributions for the year ended December 31, 2005.
      Doral Financial also maintains a 401-K Plan for its U.S. based employees that provide for benefits substantially similar to those available under the Incentive Savings Plan. For the year ended December 3l, 2005, Doral Financial incurred approximately $755,000 in connection with all its retirement plans.
      Deferred Incentive Compensation Agreements. Doral Financial has entered into deferred incentive compensation arrangements with certain key employees of Doral Financial and its subsidiaries. Such employees are eligible to defer the receipt of incentive compensation. The amount of incentive compensation is credited annually based on a specified percentage of the net income of Doral Financial, its subsidiaries or divisions. Doral Financial’s obligation to make the payments at the end of the deferral period is unfunded, and all such payments are to be made out of the general assets of Doral Financial. Doral Financial is not required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any deferral amount. Doral Financial expense for to 2005 amounted to approximately $491,000.
Board Compensation
      Effective October 1, 2004, each member of the Board of Directors who is not an employee or consultant of Doral Financial receives an annual stipend of $36,000. Members of the Audit and Risk Policy committees receive additional annual stipends of $24,000 and $18,000, respectively. Members of other committees are paid a fee of $1,000 for each committee meeting attended on days when a regular Board meeting is not being held.
      On July 14, 2005, the Board of Directors of Doral Financial Corporation announced the election of Mr. John A. Ward, III, as non-executive Chairman of the Board of Directors. Pursuant to the terms of his appointment, Mr. Ward is entitled to receive an annual stipend of $100,000.
Compensation Committee Interlocks and Insider Participation
      Neither of Directors Ernst, Hughes or Kier is or was during 2005 an executive officer of Doral Financial. Since January 1, 2004, none of the executive officers of Doral Financial has served as a director, executive officer or compensation committee member of another entity which had an executive officer who served as a compensation committee member or director of Doral Financial.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The following table shows, as of June 22, 2006, the amount of Doral Financial’s common stock beneficially owned (unless otherwise indicated in the footnotes) by each director, nominee for director, executive officer named in the Summary Compensation Table and 5% shareholder of Doral Financial, and by all directors and executive officers of Doral Financial as a group. The information is based on reports filed with the SEC and information provided by the persons named below. No director, nominee or executive officer owned shares of preferred stock of Doral Financial as of such date.

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership(1)(2)	of Class

Management
John A. Ward	105,000	**
Glen Wakeman	—	**
Zoila Levis(3)(4)	1,048,703	**
Julio R. Micheo	1,056	**
Fernando Rivera-Munich	6,367	**
Richard F. Bonini	1,739,197	1.6%
Edgar M. Cullman, Jr.(5)	11,565,299	10.7%
John L. Ernst(6)	11,565,299	10.7%
Efraim M. Kier	18,780	**
John B. Hughes	—	**
Harold D. Vicente	33,525	**
Peter A. Hoffman	1,800	**
All directors, nominees and executive officers as a group, consisting of 16 persons, including those named above	14,543,793	13.4%

Other Principal Holders
Edgar M. Cullman(5)	11,565,299	10.7%
641 Lexington Avenue
New York, N.Y. 10022
Louise B. Cullman(5)	11,565,299	10.7%
641 Lexington Avenue
New York, NY 10022
Susan R. Cullman(5)	11,565,299	10.7%
641 Lexington Avenue
New York, NY 10022
Frederick M. Danziger(5)	11,565,299	10.7%
641 Lexington Avenue
New York, NY 10022
Lucy C. Danziger(5)	11,565,299	10.7%
641 Lexington Avenue
New York, NY 10022
Cullman and Ernst Group(6)	11,565,299	10.7%
641 Lexington Avenue
New York, NY 10022
Levis Family(3)	5,530,139	5.1%
1000 Ashford Avenue
San Juan, Puerto Rico 00907

	Amount and Nature
	of Beneficial	Percent
Name of Beneficial Owner	Ownership(1)(2)	of Class

FMR Corp.(7)	10,790,267	10.0%
Edward C. Johnson, III
Fidelity Management & Research Company
82 Devonshire Street
Boston, MA 02109
Franklin Resources, Inc.(8)	8,285,210	7.7%
Charles B. Johnson
Rupert H. Johnson, Jr
Franklin Advisers, Inc.
One Franklin Parkway
San Mateo, CA 94403-1906

**	Represents less than 1% of Doral Financial’s outstanding common stock.

(1)	Except as noted in the footnotes below, the information is based on the SEC’s definition of “beneficial ownership,” which is broader than ownership in the usual sense. For example, under SEC rules you beneficially own stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee or a contract or an understanding) have or share the power to vote the stock or to sell it, or if you have the right to acquire it within 60 days. Where more than one person shares investment and voting power in the same shares or if such shares are owned by any member of the Cullman and Ernst Group, such shares are shown more than once. Such shares are reflected only once, however, in the total for all directors and officers as a group.

Certain of the persons named in the table disclaim beneficial ownership of some of the shares included in the table as follows:

•	Zoila Levis disclaims beneficial ownership of all shares reflected as owned by the Levis Family that are not owned directly by her.

•	Edgar M. Cullman, Jr. — 5,036,888 shares in which he holds shared investment and/or voting power and 6,187,313 shares in which he holds no investment or voting power other than the understanding referred to in footnote(6).

•	John Ernst — 1,128,438 shares in which he holds shared investment and/or voting power and 10,334,810 shares in which he holds no investment or voting power other than the understanding referred to in footnote(6).

•	Edgar M. Cullman — 5,467,091 shares in which he holds shared investment and/or voting power and 5,786,899 shares in which he holds no investment and/or voting power other than the understanding referred to in footnote(6).

•	Louise B. Cullman — 4,417,637 shares in which she holds shared investment and/or voting power and 6,811,397 shares in which she holds no investment or voting power other than the understanding referred to in footnote(6).

•	Susan R. Cullman — 5,102,608 shares in which she holds shared investment and/or voting power and 6,173,881 shares in which she holds no investment or voting power other than the understanding referred to in footnote(6).

•	Frederick M. Danziger — 887,112 shares in which he holds shared investment and/or voting power and 10,598,536 shares in which he holds no investment or voting power other than the understanding referred to in footnote(6).

•	Lucy C. Danziger — 5,450,462 shares in which she holds shared investment and/or voting power and 5,722,679 shares over which she holds no investment or voting power other than the understanding referred to in footnote(6).

(2)	Includes the number of shares that could be purchased by exercise of stock options exercisable at June 22, 2006 or within 60 days after that date under Doral Financial’s stock option plan as follows: John A. Ward — 100,000 shares, Richard F. Bonini — 747,000 shares, and for all directors, nominees and executive officers as a group — 863,875 shares. Also includes shares held under Doral Financial’s profit sharing plans that are subject to transfer restrictions as follows: Zoila Levis 1,229 shares, Julio R. Micheo — 1,056 shares, Fernando Rivera-Munich — 1,242 shares and for all directors, nominees and executive officers as a group — 5,093 shares.

(3)	Zoila Levis, the former President of Doral Financial, Salomón Levis, the former Chairman of the Board and former Chief Executive Officer of Doral Financial and David Levis, a former director emeritus of Doral Financial, are siblings. Mario S. Levis, the former Senior Executive Vice President and Treasurer of Doral Financial, is the son of David Levis and a nephew of Salomón Levis and Zoila Levis. Based on their most recent Section 16 filings, Zoila Levis, Salomón Levis, David Levis and Mario S. Levis beneficially owned an aggregate of 5,397,914 shares of common stock or approximately 5.0% of the outstanding common stock of Doral Financial. Included among the shares reported as beneficially owned by Levis family members are 530,149 shares owned by Salomón Levis, 1,829,036 shares owned by Mario S. Levis (including 3,975 shares of common stock owned by his spouse) and 2,122,252 shares owned by David Levis, David R. Levis and Aidiliza Levis. David R. Levis is the son of David Levis and a nephew of Salomón Levis and Zoila Levis and Aidiliza Levis is the daughter of David Levis, the sister of Mario S. Levis and David R. Levis and the niece of Salomón Levis and Zoila Levis. Zoila Levis, Salomón Levis, Mario S. Levis, David Levis, Aidiliza Levis and David R. Levis have filed a Schedule 13D with the SEC stating that there is no agreement or understanding among the members of the Levis family regarding the holding or voting of the shares of common stock held by them other than an informal understanding to consult with each other regarding the voting and disposition of the shares owned by each of them. In their Schedule 13D, each of the members of the Levis family listed above disclaimed that the members of the family constitute a group for purposes of the Securities Exchange Act of 1934, asserted that each such person has sole voting and investment power with respect to the respective shares of common stock owned by them and each disclaimed any beneficial interest in the shares of common stock owned by members of the family.

(4)	On July 27, 2006, Zoila Levis sold 56,600 shares of common stock pursuant to a margin call executed by her broker.

(5)	Member of the Cullman and Ernst Group. Edgar M. Cullman is the father of Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger, the husband of Louise B. Cullman, and the uncle of John L. Ernst. Lucy C. Danziger is the wife of Frederick M. Danziger.

(6)	As of June 22, 2006, a group consisting of Edgar M. Cullman, his son Edgar M. Cullman, Jr., a director of Doral Financial, direct members of their families and trusts for their benefit, Mr. John L. Ernst, also a director of Doral Financial, his sister and direct members of their families and trusts for their benefit owned an aggregate of 11,565,299 shares of common stock or approximately 10.7% of the outstanding common stock. Among others, Messrs. Cullman and Cullman, Jr. and their wives, Mr. Ernst and to a lesser extent Mr. Danziger (who is a member of the Cullman and Ernst Group), hold investment and voting power or shared investment and voting power over such shares. Mr. Danziger is the brother-in-law of Mr. Edgar M. Cullman, Jr. and a former director of Doral Financial. A Schedule 13D filed with the SEC on behalf of the Cullman and Ernst Group states that there is no formal agreement governing the group’s holding and voting of such shares, but that there is an informal understanding that the persons and trusts included in the group will hold and vote together the shares owned by each of them in each case subject to any applicable fiduciary responsibilities.

(7)	Based on information contained in a Schedule 13G filed with the SEC jointly by FMR Corp., and Edward C. Johnson, III. FMR is the parent corporation of Fidelity Management & Research Company and members of the Johnson family and trusts for their benefit are the predominant owners of the voting stock of FMR. Edward C. Johnson is also a director of FMR. According to the

Schedule 13G, Fidelity Management & Research Company is the beneficial owner of 10,150,417 shares (including 89,675 shares of common stock issuable upon conversion of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock) or approximately 9.4% of the outstanding common stock of Doral Financial as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. According to the Schedule 13G, the interest of one of those investment companies, Fidelity Low Priced Stock Fund, amounted to 7,300,000 shares or approximately 6.8% of the outstanding common stock of Doral Financial. According to the Schedule 13G, Edward C. Johnson, III and FMR Corp., through their control of Fidelity Management Trust Company each has sole dispositive power over 10,150,417 shares owned by certain institutional accounts for which Fidelity Management Trust Company serves as investment manager.

(8)	Based on information contained in a Schedule 13G filed with the SEC jointly by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr., and Franklin Advisers, Inc. Charles B. Johnson and Rupert H. Johnson, Jr, each own in excess of 10% of the outstanding common stock of Franklin Resources, Inc. Franklin Advisers, Inc. (“FA”) is an indirect subsidiary of Franklin Resources, Inc. The voting and investment held by FA are exercised independently from Franklin Resources, Inc. and from all other Franklin Resources subsidiaries. According to the Schedule 13G, FA is the beneficial owner of 7,746,495 shares or approximately 7.2% of the outstanding common stock of Doral Financial and has sole voting power of 7,729,995 shares.
Equity Compensation Plan Information
      The following table provides information as of December 31, 2005, regarding shares of common stock that may be issued to all Doral Financial employees under its 1997 Employee Stock Option Plan and its Omnibus Incentive Plan, its only equity-based compensation plans currently in effect.

				Number of Securities
				Remaining Available
				for Future Issuance
				Under Equity
		Number of Securities	Weighted-Average	Compensation Plans
		to be Issued Upon	Exercise Price of	(Excluding Securities
		Exercise of	Outstanding	Reflected in the
	Plan Category	Outstanding Options	Options	Second Column)

Equity compensation plans approved by security holders	1997 Employee Stock Option Plan(1)	2,206,414	$14.94	-0-
	Omnibus Incentive Plan(2)	100,000	12.76	3,900,000
Equity compensation plans not approved by security holder	None
Total		2,306,414	$14.84	3,900,000

(1)	The 1997 Employee Stock Plan was approved by the shareholders of Doral Financial on April 16, 1998. On April 18, 2001, Doral Financial’s shareholders voted to increase the total number of shares authorized to he issued under the plan to 6,750,000 shares.

(2)	The Omnibus Incentive Plan was approved by shareholders of Doral Financial on April 21, 2004.

Item 13.	Certain Relationships and Related Transactions.
      Mr. Cullman, Jr. was a director and executive officer of General Cigar Holdings, Inc. until April 22, 2005, a subsidiary of which leases space in a commercial building in New York City to Doral Bank, FSB, Doral Financial and Doral Money for use as a bank branch and administrative offices. The lease payments made to General Cigar Holdings during 2005 were $454,869 and represented less than 2% of the consolidated gross revenues of either General Cigar Holdings or Doral Financial. Doral Financial believes that the lease terms are no less favorable to Doral Financial than those that could be obtained from non-affiliated parties based on lease terms offered by landlords to unaffiliated tenants for comparable properties in the New York City Metropolitan area.
      During 2005, Aidiliza Levis, the daughter of David Levis, a former director emeritus and a former Chairman of the Board of Doral Financial, sister of Mario S. Levis, the former Senior Executive Vice President and Treasurer of Doral Financial, and of David R. Levis, the former President of HF Mortgage Bankers Division, and the niece of Salomón Levis and Zoila Levis, the former Chief Executive Officer and President, respectively, of Doral Financial, was employed as the President of Centro Hipotecario de Puerto Rico, Inc., a wholly-owned subsidiary of Doral Financial. During 2005, she received compensation of $666,657 (including contributions to Doral Financial’s Retirement and Incentive Savings Plan), consisting of $95,726 in basic salary and benefits and $570,931 in incentive compensation. Ms. Levis resigned from her position at Centro Hipotecario de Puerto Rico, Inc. effective December 31, 2005.
      During 2005, David R. Levis, the son of David Levis, the brother of Mario S. Levis and Aidiliza Levis, and the nephew of Salomón Levis and Zoila Levis, was employed as President of HF Mortgage Bankers Division, a division of Doral Financial. During 2005, he received salary and related compensation of $484,887 (including contributions to Doral Financial’s Retirement and Incentive Savings Plan). Mr. Levis resigned from his position at HF Mortgage Bankers effective December 30, 2005.
      During 2005, Joseph Levis, the son of Salomón Levis, the nephew of David Levis and Zoila Levis and cousin of Aidiliza Levis, Mario S. Levis and David R. Levis, was employed as a loan underwriter by Doral Bank — PR, a wholly-owned subsidiary of Doral Financial. During 2005, he received salary and related compensation of $124,757. Mr. Levis resigned from his position effective June 1, 2006.
      During 2005, Mariela Levis, the daughter of Salomón Levis, the nephew of David Levis and Zoila Levis and cousin of Aidiliza Levis, Mario S. Levis and David R. Levis, was employed as a loan underwriter by Doral Bank — PR, a wholly-owned subsidiary of Doral Financial. During 2005, she received salary and related compensation of $63,425. Ms. Levis resigned from her position effective March 31, 2006.
      During 2005, Samuel Levis, the son of Salomón Levis, the nephew of David Levis and Zoila Levis and cousin of Aidiliza Levis, Mario S. Levis and David R. Levis, was employed as an underwriter associate by Doral Mortgage Corporation, a wholly-owned subsidiary of Doral Financial. During 2005, he received salary and related compensation of $10,759. Mr. Levis resigned from his position effective August 22, 2005.
      During 2005, Alessandra Forero, the daughter of Zoila Levis, the niece of Salomón Levis and David Levis and cousin of Aidiliza Levis, Mario S. Levis and David R. Levis, was employed as a branch manager by Doral Bank — NY, a wholly-owned subsidiary of Doral Financial. During 2005, she received salary and related compensation of $46,630.
      From time to time, Doral Financial or its subsidiaries make mortgage loans to persons who purchase homes in residential housing projects developed by entities controlled by Efraim Kier, a director of Doral Financial, and Arturo Madero, the spouse of Zoila Levis, the former President of Doral Financial and a director of Doral Financial. All such loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions for persons purchasing homes in projects developed by unaffiliated persons.
      Doral Bank — PR and Doral Bank — NY, each a wholly-owned subsidiary of Doral Financial, have had, and expect to have in the future banking transactions in the ordinary course of business with directors and executive officers of Doral Financial as well as their affiliated entities. In particular, Doral Bank — PR has made construction loans to development entities controlled by Arturo Madero, the spouse of Zoila Levis, the former President of Doral Financial. All extensions of credit to any of these persons by Doral Bank — PR or Doral Bank — NY have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. As part of a credit analysis, the Company classified as sub-standard a construction loan extended to a partnership controlled by Arturo Madero with an outstanding balance of $17.4 million and assigned a credit reserve of $3.9 million related. Subsequently, the Company also classified as sub-standard another construction loan to a partnership controlled by Mr. Madero with an outstanding balance of $16.3 million. This loan was subsequently repaid.
      The following table shows certain information with respect to mortgage loans made by Doral Financial’s mortgage banking units to directors or executive officers of Doral Financial and to certain immediate family members or affiliated entities of directors and executive officers of Doral Financial. The table does not include loans made in the ordinary course of business by Doral Financial’s banking subsidiaries or loans sold to investors prior to January 1, 2005. Doral Financial believes that all such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons. Management believes that these loans do not involve more than the normal risk of collectibility or present other unfavorable features.

	Year
	Loan	Highest Principal	Principal Balance
	Made	Amount During 2005	At 12/31/05	Interest Rate

River Hills, S.E.(1)	2001	$812,165	$812,165	1.5% over prime
Costa Real, S.E.(1)	2000	48,000	48,000	1.0% over prime
Efraim Kier(2)	2000	497,693	467,873	8.375%
Harold D. Vicente(2)	2003	641,298	631,147	5.875%
Edison Vélez(2)	2001	26,242	24,702	7.500%
	2004	419,012	401,358	5.750%
Ricardo Meléndez(2)(3)	2003	257,207	252,840	5.950%
Mario S. Levis(2)	2004	897,931	885,129	5.250%
Arturo Madero(2)	1999	86,545	79,609	6.875%
Mariela Levis(2)(4)	2005	598,952	598,952	4.750%
Joseph Levis(2)(4)	2005	387,000	387,000	6.250%

(1)	Partnership controlled by Arturo Madero, the spouse of Zoila Levis, the former President of Doral Financial and a director of Doral Financial. These loans are construction or lands loans and secured by real estate mortgages.

(2)	Loan secured by residential mortgage.

(3)	Former chief financial officer of Doral Financial.

(4)	Child of Salomón Levis, former chairman of the Board and chief executive officer of Doral Financial.
      Pursuant and subject to its bylaws, Doral Financial is reimbursing the legal expenses of its current and former officers and directors with respect to the lawsuits and other legal proceedings initiated in connection with the restatement of the Company’s financial statements, in advance of their final disposition.

Item 14.	Principal Accountant Fees and Services.
      The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in 2005 and 2004 for the various services provided to Doral Financial were:

Type of Fees	2005	2004

Audit Fees	$5,480,000	$1,676,000
Audit-Related Fees	308,000	395,000
Tax Fees	100,000	158,000
All Other Fees	2,000	2,000

Total	$5,890,000	$2,231,000

      In the above table, in accordance with SEC definitions and rules, “audit fees” are fees paid by Doral Financial to PricewaterhouseCoopers LLP for professional services rendered for the audits of Doral Financial’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and of the consolidated financial statements included in the Form 10-K and for the review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. For 2005 “audit fees” includes approximately $3.7 million of fees for services rendered in connection with Doral Financial’s restatement. “Audit-related fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of Doral Financial’s financial statements and consisted of employee benefit plan audits, accounting consultations, SAS 70 engagement and Sarbanes-Oxley, Section 404 implementation assistance. “Tax fees” are fees for tax compliance, tax advice and assistance with tax audits. “All other fees” are fees billed by PricewaterhouseCoopers LLP to Doral Financial for any services not included in the first three categories, of which there were $2,000 during 2004 related to the use of an electronic library of authoritative research accounting and SEC literature and $2,000 during 2005 related to consulting services with respect to an employee’s relocation.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) List of documents filed as part of this report.
      (1) Financial Statements.
      The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated August 14, 2006, are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to consolidated financial statements

      (2) Financial Statement Schedules.
      All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
      (3) Exhibits.

Exhibit
Number		Description

3	.1(a)	Second Restated Certificate of Incorporation of Doral Financial. (Incorporated herein by reference to exhibit number 3.1(c) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)
3	.1(b)	Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A (Incorporated herein by reference to exhibit number 3.4 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

3	.1(c)	Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation. (Incorporated herein by reference to exhibit number 3.1(f) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

3	.1(d)	Certificate of Designation creating the 8.35% Noncumulative Monthly Income Preferred Stock, Series B, (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

3	.1(e)	Certificate of Designation creating the 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

3	.1(f)	Certificate of Designation creating the 4.75% Perpetual Cumulative Convertible Preferred Stock, including form of stock certificate (Incorporated herein by reference to Exhibit 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

3	.1(g)	Certificate of Amendment, dated April 27, 2004, to Second Restated Certificate of Incorporation. (Incorporated herein by reference to the exhibit number 3(a) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3	.1(h)	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(h) of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2004.)

3.2		Bylaws of Doral Financial Corporation, as amended effective August 15, 2006.

4.1		Common Stock Certificate. (Incorporated herein by reference to the same exhibit number of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

4.2		Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.3		Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.4		Form of Serial and Term Bond. (included in Exhibit 4.3 hereof.)

4.5		Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.6		Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto. (included in Exhibit 4.5 hereof.)

4.7		Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.8		Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

Exhibit
Number	Description

4.9	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

4.10	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

4.11	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.12	Form of 7.65% Senior Note of Doral Financial. (Incorporated by reference to exhibit number 4.10 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Included in Exhibit 3.1(f) hereof.)

4.15	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on July 20, 2004.)

4.16	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 1, 2004.)

4.17	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 20, 2004.)

10.1	Amended and Restated Master Production Agreement, dated as of October 1, 1995, between Doral Financial, Doral Mortgage and Doral Bank. (Incorporated herein by reference to exhibit number 19.3 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0- 17224).)

10.2	Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 19.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.3	Master Servicing and Collection Agreement dated October 1, 1995, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.64 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.4	First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.66 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.5	First Amendment to Amended and Restated Master Production Agreement, dated as of March 1, 1996, between Doral Financial, Doral Mortgage Corporation and Doral Bank. (Incorporated herein by reference to exhibit number 10.67 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.6	1997 Employee Stock Option Plan (Incorporated herein by reference to the exhibit number 4.2 of Doral Financial’s Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.)

10.7	Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan. (Incorporated herein by reference to exhibit number 10.78 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

10.8	Employment Agreement, dated as of February 6, 2006, between Doral Financial and Israel Bravo. (Filed herewith.)

Exhibit
Number	Description

10.9	Employment Agreement, dated as of March 27, 2006, between Doral Financial and Lidio V. Soriano. (Filed herewith.)

10.10	Employment Agreement, dated as of November 7, 2005, between Doral Financial and Fernando Rivera-Munich. (Filed herewith.)

10.11	Employment Agreement, dated as of February 6, 2006, between Doral Financial and Frederick C. Teed. (Filed herewith.)

10.12	Employment Agreement, dated as of May 23, 2006, between Doral Financial and Glen Wakeman. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	List of Doral Financial’s subsidiaries. (Filed herewith.)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1	Consent Order between Doral Financial and the Board of Governors of the Federal Reserve System dated March 16, 2006 (Incorporated herein by reference to Exhibit 99.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 17, 2006.)

99.2	Consent Order among Doral Financial, the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico (Incorporated herein to Exhibit 99.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 17, 2006.)
      Doral Financial has not filed as Exhibits certain instruments defining the rights of holders of debt of Doral Financial not exceeding 10% of the total assets of Doral Financial and its consolidated subsidiaries. Doral Financial will furnish any such instruments to the Securities and Exchange Commission upon request.

SIGNATURES
      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION

By:	/s/ John A. Ward, III

John A. Ward, III
Chairman of the Board and
Chief Executive Officer
Date: August 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ John A. Ward, III John A. Ward, III	Chairman of the Board and Chief Executive Officer	August 15, 2006

/s/ Richard F. Bonini Richard F. Bonini	Director and Secretary	August 15, 2006

/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director	August 15, 2006

/s/ John L. Ernst John L. Ernst	Director	August 15, 2006

/s/ Peter A. Hoffman Peter A. Hoffman	Director	August 15, 2006

/s/ John B. Hughes John B. Hughes	Director	August 15, 2006

/s/ Efraim Kier Efraim Kier	Director	August 15, 2006

/s/ Zoila Levis Zoila Levis	Director	August 15, 2006

/s/ Harold D. Vicente Harold D. Vicente	Director	August 15, 2006

/s/ Lidio Soriano Lidio Soriano	Executive Vice President and Chief Financial Officer	August 15, 2006

/s/ Arturo Tous Arturo Tous	Principal Accounting Officer	August 15, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Doral Financial Corporation:
      We have completed integrated audits of Doral Financial Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Doral Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because 1) The Company did not maintain effective controls, including monitoring controls, over the financial close and reporting process, including that: a) the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles and internal control over financial reporting commensurate with its financial reporting requirements, b) the Company did not maintain or adequately disseminate accounting policies and procedures in certain areas with a sufficient level of precision to allow existing personnel to adequately analyze transactions to determine the appropriate accounting treatment under generally accepted accounting principles, and c) the Company did not maintain effective procedures with respect to the review, supervision and monitoring of its accounting operations throughout the organization; 2) The Company did not maintain effective controls over the valuation of its portfolio of MSRs and the related gain on mortgage loan sales, fees and servicing income in accordance with generally accepted accounting principles; 3) The Company did not maintain effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts; 4) The Company did not maintain effective controls over its accounting and disclosure for stock options and the related compensation and benefits expense; 5) The Company did not maintain effective controls over the completeness and accuracy of its loan receivable, loans held for sale, the related gain on sale and other loan related balance sheet and income statement accounts; and 6) The Company did not maintain effective controls over the completeness and accuracy of the Company’s valuation allowance for its deferred income tax assets and its related provision for income taxes account, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005.
      1. The Company did not maintain effective controls, including monitoring controls, over the financial close and reporting process. Specifically:

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles and internal control over financial reporting commensurate with its financial reporting requirements.

•	The Company did not maintain or adequately disseminate accounting policies and procedures in certain areas with a sufficient level of precision to allow existing personnel to adequately analyze transactions to determine the appropriate accounting treatment under generally accepted accounting principles. These areas include, among others, the accounting for the accrual of interest income and expense on the mortgage loan assets and related loans payable, respectively, resulting from the recharacterization, as part of the restatement, as secured borrowings of certain prior mortgage loan transfers.

•	The Company did not maintain effective procedures with respect to the review, supervision and monitoring of its accounting operations throughout the organization, including with respect to the accounting for the accrual of interest income and expense on the mortgage loan assets and related loans payable, respectively, resulting from recharacterization, as part of the restatement, as secured borrowings of certain prior mortgage loan transfers.

      The material weaknesses in the Company’s financial close and reporting process described above contributed to the existence of the material weaknesses described in items 2 through 6 below. Additionally, these material weaknesses, which contributed to the previously reported restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and for each of the quarters of 2004 and 2003, resulted in audit adjustments to the Company’s 2005 consolidated financial statements and could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      2. The Company did not maintain effective controls over the valuation of its portfolio of MSRs and the related gain on mortgage loan sales, fees and servicing income in accordance with generally accepted accounting principles. Specifically, the Company did not maintain effective controls to ensure that the capitalization of MSRs was performed on the basis of current market valuations. This control deficiency could result in a misstatement of its MSRs and the related gain on mortgage loan sales, fees and servicing income that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
      3. The Company did not maintain effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts. Specifically, the Company did not maintain an adequate segregation of duties between the determination of its allowance for loan and lease losses relating to its commercial and construction loan portfolio and the origination and underwriting functions with respect to this portfolio. This control deficiency could result in a misstatement of the Company’s allowance for loan and lease losses and the related provision for loan and lease losses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
      4. The Company did not maintain effective controls over its accounting and disclosure for stock options and the related compensation and benefits expense. Specifically, the Company did not maintain effective controls to ensure that the forfeiture of stock options was properly considered in determining compensation expense with respect to unvested stock options. This control deficiency resulted in audit adjustments to the Company’s 2005 consolidated financial statements and could result in a misstatement of the Company’s additional paid-in capital and compensation and benefits expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
      5. The Company did not maintain effective controls over the completeness and accuracy of its loan receivable, loans held for sale, the related gain on sale and other loan related balance sheet and income statement accounts. Specifically, in connection with the implementation during 2005 of a new electronic mortgage servicing system, the Company did not maintain effective controls to reconcile on a timely basis its disbursement clearing and loan inventory accounts to supporting accounting data. This control deficiency could result in a misstatement of the Company’s loan receivable, loans held for sale, the related gain on sale and other loan related balance sheet and income statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
      6. The Company did not maintain effective controls over the completeness and accuracy of the Company’s valuation allowance for its deferred income tax assets and its related provision for income taxes account. Specifically, the Company did not maintain effective controls to ensure that the appropriate factors were used in estimating the valuation allowance for its deferred income tax assets. This control deficiency resulted in audit adjustments to the Company’s 2005 consolidated financial statements and could result in a misstatement of the Company’s deferred income tax valuation allowance and the related provision for income taxes that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Doral Financial Corporation did not maintain effective internal control over financial reporting as of December 31 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Doral Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
August 14, 2006
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2007
Stamp 2127367 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

(Dollars in thousands, except share information)	2005	2004

Assets
Cash and due from banks	$192,141	$64,940

Money market investments:
Money market investments with creditors’ right to repledge	141,391	806,849
Other money market investments	1,212,970	1,663,937

Total money market investments	1,354,361	2,470,786

Pledged investment securities that can be repledged:
Securities held for trading, at fair value (includes fair value of IOs of $11,257 in 2005; $14,673 in 2004)	202,759	283,372
Securities available for sale, at fair value	4,219,153	4,224,168
Securities held to maturity, at amortized cost (market value of $1,659,237 in 2005; $2,062,312 in 2004)	1,698,264	2,100,303

Total pledged investment securities that can be repledged	6,120,176	6,607,843

Other investment securities:
Securities held for trading, at fair value (includes fair value of IOs of $62,777 in 2005; $112,688 in 2004)	185,917	205,698
Securities available for sale, at fair value	412,420	758,340
Securities held to maturity, at amortized cost (market value of $392,214 in 2005; $191,381 in 2004)	401,430	201,392
Federal Home Loan Bank of NY (FHLB) stock, at cost	72,205	86,120

Total other investment securities	1,071,972	1,251,550

Total investment securities	7,192,148	7,859,393

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	3,515,156	3,282,152
Other mortgage loans held for sale, at lower of cost or market	1,807,039	1,640,355
Loans receivable, net of allowance for loan and lease losses (2005-$35,044; 2004-$20,881)	2,477,960	1,747,699

Total loans	7,800,155	6,670,206

Receivables and mortgage-servicing advances	66,909	99,727
Accounts receivable from investment sales	—	40,052
Accrued interest receivable	85,338	73,547
Servicing assets, net	150,576	123,586
Premises and equipment, net	150,450	146,551
Real estate held for sale, net	17,662	20,072
Deferred tax asset	213,217	217,024
Other assets	75,792	53,492

Total assets	$17,298,749	$17,839,376

Liabilities
Deposits:
Non-interest-bearing deposits	$425,788	$459,360
Interest-bearing deposits	3,811,481	3,183,720
Securities sold under agreements to repurchase	6,054,598	6,305,163
Advances from FHLB	969,500	1,294,500
Loans payable	3,578,230	3,638,507
Notes payable	965,621	1,095,977
Accounts payable from investment purchases	13	325,740
Accrued expenses and other liabilities	343,709	251,792

Total liabilities	16,148,940	16,554,759

Commitments and contingencies (Note 25)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2005 and 2004, respectively, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,930,236 and 107,908,862 shares issued and outstanding in 2005 and 2004, respectively	107,930	107,909
Additional paid-in capital	165,609	161,639
Legal surplus	23,596	22,716
Retained earnings	404,885	492,786
Accumulated other comprehensive loss, net of income tax benefit of $3,809 in 2005 and $4,591 in 2004	(125,461)	(73,683)

Total stockholders’ equity	1,149,809	1,284,617

Total liabilities and stockholders’ equity	$17,298,749	$17,839,376

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(Dollars in thousands, except per share information)	2005	2004	2003

Interest income:
Loans	$496,806	$423,908	$345,663
Mortgage-backed securities	224,930	103,491	69,111
Interest-only strips (“IOs”)	10,854	13,454	13,409
Investment securities	142,601	158,379	113,777
Other interest-earning assets	72,588	23,477	15,745

Total interest income	947,779	722,709	557,705

Interest expense:
Deposits	106,164	80,683	71,409
Securities sold under agreements to repurchase	256,542	120,635	90,514
Advances from FHLB	48,631	49,842	49,164
Loans payable	197,902	88,413	63,320
Notes payable	57,943	45,513	45,839

Total interest expense	667,182	385,086	320,246

Net interest income	280,597	337,623	237,459
Provision for loan and lease losses	22,369	10,384	11,579

Net interest income after provision for loan and lease losses	258,228	327,239	225,880

Non-interest income:
Net gain on mortgage loan sales and fees	52,131	83,585	94,709
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(3,406)	(111,678)	(28,692)
Net (loss) gain on sale of investment securities	(40,798)	11,956	5,493
Servicing income (loss), net of amortization and impairment/recovery	16,715	(18)	24,486
Commissions, fees and other income	37,906	32,333	22,809

Total non-interest income	62,548	16,178	118,805

Non-interest expenses:
Compensation and benefits	90,797	90,284	74,377
Taxes, other than payroll and income taxes	10,918	9,363	7,587
Advertising	16,588	15,079	15,311
Professional services	45,174	13,711	8,644
Communication and information systems	18,553	13,812	13,323
Occupancy and other office expenses	31,548	27,242	23,201
Depreciation and amortization	20,923	17,683	14,704
Provision for contingency	25,000	—	—
Other	28,992	26,940	21,484

Total non-interest expenses	288,493	214,114	178,631

Income before income taxes	32,283	129,303	166,054
Income tax (expense) benefit	(19,091)	85,491	(23,916)

Net income	$13,192	$214,794	$142,138

Net (loss) income attributable to common shareholders	$(20,107)	$181,495	$121,050

Net (loss) income per common share:
Basic	$(0.19)	$1.68	$1.12

Diluted	$(0.19)	$1.63	$1.10

Dividends per common share	$0.62	$0.60	$0.40

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,

(In thousands)	2005	2004	2003

Preferred stock:
Balance at beginning of year	$573,250	$573,250	$228,250
Shares issued (4.75% Perpetual cumulative convertible)	—	—	345,000

Balance at end of year	573,250	573,250	573,250

Common stock:
Balance at beginning of year	107,909	107,904	71,933
Common stock issued under stock option plan	21	5	89
Treasury stock canceled and retired	—	—	(84)
Shares issued as a result of stock split	—	—	35,966

Balance at end of year	107,930	107,909	107,904

Additional paid-in capital:
Balance at beginning of year	161,639	151,902	191,216
Issuance cost of preferred stock	—	—	(8,494)
Shares issued under stock option plan	98	28	655
Stock-based compensation recognized	8,118	9,709	4,491
Stock-based compensation reversed, net	(4,246)	—	—
Adjustment for stock split	—	—	(35,966)

Balance at end of year	165,609	161,639	151,902

Legal surplus:
Balance at beginning of year	22,716	14,155	11,149
Transfer from retained earnings	880	8,561	3,006

Balance at end of year	23,596	22,716	14,155

Retained earnings:
Balance at beginning of year	492,786	384,596	309,770
Net income	13,192	214,794	142,138
Cash dividends declared on common stock	(66,914)	(64,744)	(43,148)
Cash dividends declared on preferred stock	(33,299)	(33,299)	(21,088)
Cash paid in lieu of fractional shares resulting from stock split	—	—	(70)
Transfer to legal surplus	(880)	(8,561)	(3,006)

Balance at end of year	404,885	492,786	384,596

Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(73,683)	(49,445)	(7,855)
Other comprehensive loss, net of deferred tax	(51,778)	(24,238)	(41,590)

Balance at end of year	(125,461)	(73,683)	(49,445)

Treasury stock at par:
Balance at beginning of year	—	—	(84)
Shares canceled and retired	—	—	84
Shares issued as a result of stock split	—	—	—

Balance at end of year	—	—	—

Total stockholders’ equity	$1,149,809	$1,284,617	$1,182,362

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,

(In thousands)	2005	2004	2003

Net Income	$13,192	$214,794	$142,138

Other comprehensive loss, before tax:
Unrealized losses on securities arising during the period	(91,837)	(13,147)	(40,789)
Amortization of unrealized loss on securities reclassified to held to maturity	43	36	207
Reclassification of realized losses (gains) included in net income	40,798	(11,956)	(5,493)

Other comprehensive loss before tax	(50,996)	(25,067)	(46,075)
Income tax (expense) benefit related to items of other comprehensive loss	(782)	829	4,485

Other comprehensive loss	(51,778)	(24,238)	(41,590)

Comprehensive (loss) income, net of tax	$(38,586)	$190,556	$100,548

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$13,192	$214,794	$142,138

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	3,872	9,709	4,491
Depreciation and amortization	20,923	17,683	14,704
Amortization and impairment of servicing assets	22,864	37,359	10,747
Deferred tax provision (benefit)	1,371	(172,629)	(1,345)
Provision for loan and lease losses	22,369	10,384	11,579
Amortization of premium and accretion of discount on loans, investment securities and debt	21,303	7,428	8,602
Origination and purchases of mortgage loans held for sale	(4,454,345)	(4,436,783)	(3,905,105)
Principal repayment and sales of mortgage loans held for sale	2,582,082	2,306,027	2,536,261
Loss (gain) on sale of securities	27,483	(30,621)	(112,306)
Unrealized loss (gain) on securities held for trading	4,530	(3,259)	6,823
Purchases of securities held for trading	(2,219,720)	(3,148,529)	(10,050,979)
Principal repayment and sales of trading securities	3,340,005	5,207,195	11,909,325
Amortization and net loss in the fair value of IOs	64,308	54,829	44,527
Unrealized (gain) loss on derivative instruments	(40,550)	4,537	19,027
Net proceeds (payments) on derivative instruments	20,981	(4,278)	(22,129)
Decrease (increase) in receivables and mortgage servicing advances	32,818	(14,292)	(24,460)
Increase in accrued interest receivable	(11,791)	(7,308)	(21,617)
(Increase) decrease in other assets	(19,826)	7,589	(8,915)
Increase in accrued expenses and other liabilities	97,042	29,379	2,358

Total adjustments	(484,281)	(125,580)	421,588

Net cash (used in) provided by operating activities	(471,089)	89,214	563,726

Cash flows from investing activities:
Purchases of securities available for sale	(5,595,630)	(13,439,594)	(9,774,881)
Principal repayments and sales of securities available for sale	5,818,821	10,468,567	7,503,298
Purchases of securities held to maturity	(100,000)	(1,082,613)	(1,225,890)
Principal repayment and maturities of securities held to maturity	317,245	435,042	476,045
Decrease (increase) in FHLB stock	13,915	(4,400)	5,250
Origination of loans receivable	(1,074,543)	(1,065,741)	(892,724)
Principal repayment of loans receivable	359,088	671,276	438,497
Purchase of servicing assets	(4,421)	(4,505)	(11,047)
Purchases of premises and equipment	(24,822)	(28,544)	(36,084)
Proceeds from sales of real estate held for sale	44,315	20,803	8,754

Net cash used in investing activities	(246,032)	(4,029,709)	(3,508,782)

(Continues)
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,

(In thousands)	2005	2004	2003

Cash flows from financing activities:
Increase in deposits	$594,189	$671,808	$754,061
(Decrease) increase in securities sold under agreements to repurchase	(250,565)	2,702,221	869,603
Proceeds from advances from FHLB	50,000	205,000	—
Repayment of advances from FHLB	(375,000)	(117,000)	(105,000)
Increase (decrease) in loans payable:
(Decrease) increase in warehousing lines and other credit facilities	(279,560)	101,226	(32,668)
Proceeds from secured borrowings, pledged to creditors	880,746	1,950,210	906,457
Repayment of secured borrowings, pledged to creditors	(661,463)	(427,112)	(337,349)
Proceeds from issuance of notes payable	—	739,311	—
Repayment of notes payable	(130,356)	(206,155)	(2,278)
Issuance of common stock, net	119	33	744
Issuance of preferred stock, net	—	—	336,506
Dividends paid	(100,213)	(98,043)	(63,519)
Cash paid in lieu of fractional shares	—	—	(70)

Net cash (used in) provided by financing activities	(272,103)	5,521,499	2,326,487

Net (decrease) increase in cash and cash equivalents	(989,224)	1,581,004	(618,569)
Cash and cash equivalents at beginning of year	2,535,726	954,722	1,573,291

Cash and cash equivalents at end of year	$1,546,502	$2,535,726	$954,722

Cash and cash equivalents includes:
Cash and due from banks	$192,141	$64,940	$84,713
Money market investments	1,354,361	2,470,786	870,009

	$1,546,502	$2,535,726	$954,722

Supplemental Schedule of Non-cash Activities:
Loan securitizations	$1,338,939	$914,226	$997,211

Loans foreclosed	$42,728	$22,881	$18,523

Reclassification of mortgage loans held for sale to loans receivable	$86,294	$—	$—

Capitalization of servicing assets	$45,433	$27,520	$31,690

Capitalization of IOs from loan sales	$10,981	$53,624	$30,258

Shares issued as a result of stock split	$—	$—	$35,966

Supplemental Information for Cash Flows:
Cash used to pay interest	$650,733	$375,059	$318,931

Cash used to pay income taxes	$60,697	$57,141	$41,242

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

1.	Reporting Entity
      Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a financial holding company (refer to Note 3) engaged in mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities through its wholly owned subsidiaries Doral Mortgage Corporation, SANA Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. (“Centro Hipotecario”), Doral Bank (“Doral Bank — PR”), Doral Bank, FSB (“Doral Bank — NY”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), Doral Securities, Inc. (“Doral Securities”), Doral Money, Inc. (“Doral Money”), Doral International, Inc., Doral Properties, Inc. (“Doral Properties”) and CB, LLC. Doral Financial is also engaged in mortgage banking activities through HF Mortgage Bankers, organized as an operating division within the parent company.
      The Company is primarily engaged in the origination, purchase, securitization and sale of FHA, VA, conventional conforming and non-conforming first and second mortgage loans, and in providing and/or arranging for interim financing for the construction of residential and other types of real estate development and permanent financing on multifamily and commercial real estate. The Company services FHA-insured, VA-guaranteed and conventional mortgage loans pooled for the issuance of GNMA, FNMA and FHLMC mortgage-backed securities and CMO certificates issued by grantor trusts established by the Company. The Company also services loans for private investors, originates loans for investment and provides banking services through Doral Bank — PR, a Puerto Rico commercial bank, and Doral Bank — NY, a federal savings bank in New York, and insurance and institutional securities services through Doral Insurance Agency and Doral Securities, respectively.
      The Company operates primarily in Puerto Rico, but it also has one mortgage banking office and 10 branches of Doral Bank — NY, a federally chartered savings bank in New York City.

2.	Summary of Significant Accounting Policies
      The accompanying Consolidated Financial Statements include the accounts of Doral Financial Corporation and its wholly owned subsidiaries. The Company’s accounting and reporting policies conform with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
      The following summarizes the most significant accounting policies followed in the preparation of the accompanying Consolidated Financial Statements:

Use of Estimates in the Preparation of Financial Statements
      The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount in assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements as well as the reported amounts of revenues and expenses during the reporting periods. Because of uncertainties inherent in the estimation process, it is possible that actual results could differ from those estimates.
      A significant estimate that is prevalent in the Company’s financial statements is the estimation of fair value for financial instruments, including derivative instruments, required to be recorded at fair value under GAAP. The measurement of fair value is fundamental to the presentation of Doral Financial’s financial condition and results of operations and, in many instances, requires management to make complex judgments. In general, Doral Financial records financial instruments at an estimate of the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is generally based on quoted prices, including dealer marks or direct market observations. If quoted prices or market parameters are not available, fair value is based on internal and external valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. The use of different models and assumptions could produce materially different estimates of fair value. The accounting policies that have a significant impact on Doral Financial’s statements and that require the most judgment are those relating to the assumptions underlying the valuation of its MSRs, IOs, income taxes and the allowance for loan and lease losses.

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

Investment Securities
      Investment securities transactions are recorded on the trade date basis, except for securities underlying forward purchases and sales contracts that are not exempt from the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which are recorded on contractual settlement date. At the end of the period, unsettled purchase transactions exempt from the requirements of SFAS 133 are recorded as part of the Company’s investments portfolio and as a payable, while unsettled sale transactions are deducted from the Company’s investments portfolio and recorded as a receivable. Investment securities are classified as follows:
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
      In connection with securitization transactions and sales of loans, the Company recognizes as IOs the rights to cash flows remaining after the payment of the servicing fees and the contractual payments to the buyers of the loans. The contractual rate payable to investors is generally a variable rate based on a spread over the 3-month LIBOR that resets quarterly, while the underlying mortgages generate interest at a fixed rate. In certain cases, the interest rate payable to the investors is fixed. These IOs are carried at fair value. The fair value of variable IOs is determined by an internal valuation model that takes into consideration changes in interest rates by incorporating an expected interest rate spread based on implied LIBOR rates derived from the yield curve at the time of the evaluation. Prepayment assumptions and discount rates incorporated into the valuation model are based on publicly available and independently verifiable benchmarks and statistically derived relationships. In substance, Doral Financial sells its legal rights over the mortgage loans to counterparties and Doral Financial is entitled to retain interest on the underlying fixed-rate mortgage loans and is required to pay to the counterparty a floating rate based on 3-month LIBOR, subject to a call or a cap, and, in certain instances, a floor provision.
      Under the internal valuation model, the Company first calculates the Company’s prepayment forecasts based on the median of 12 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. This avoids over-reliance on any one individual dealer model. This median is then adjusted using a regression analysis that correlates the prepayment experiences of the Company’s non-conforming mortgage loan portfolio with U.S. mainland FNMA mortgages. To establish the adjustment factor between U.S. mainland and the Company’s portfolio, the Company calculates the quarterly constant prepayment rate (“CPR”) for its non-conforming loan portfolio and compares the CPR of each pool to a generic FNMA pool with similar coupon and seasonality. The estimated CPR relationship may not hold true if the prepayment characteristics of the Company’s portfolio change over time (e.g., due to changes in the structure of the prepayment penalties, or due to an increase in local competition). Accordingly, to mitigate risks of misestimating, the Company updates its regression analysis on a quarterly basis as new data becomes available. Although Doral believes that it uses a reasonable methodology to determine prepayment assumptions, its assumptions may not ultimately correspond to the actual prepayments experienced by its portfolio of mortgage loans in the future.
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
      For the valuation of variable IOs, each contract is segregated into unprotected cash flows and the contract’s embedded optionality (calls, caps and floors). Each component is valued independently. For the unprotected cash flows from the IO, the internal valuation model incorporates the widely used financial techniques, cubic spline and bootstrapping to estimate future LIBOR rates. Cubic spline is an interpolation technique used to complete the yields to maturity of the spot swap curve. Using the completed set of yields to maturity developed using cubic spline, the spot rate curve (or zero-coupon curve) is developed utilizing bootstrapping methodology. Finally, once a complete set of spot rates is obtained, the model generates implied forward rates. For mortgage loan sales contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in the fair value of the Company’s floating rate IOs may exceed the carrying value of the IOs creating a liability instead of an asset.
      The model uses the Black option formula, a standard financial technique, to value interest rate caps and floors. The Black formula uses as inputs the strike price of the floor or cap, forward LIBOR rates, volatilities and discount rates to estimate the value. With respect to the embedded calls, Doral Financial made the determination that due to the characteristics of the portfolio and the expected terms for any sale of such portfolio in the secondary market, its value was not significant. Consequently, the Company has not developed a valuation model for embedded calls and the value of such calls, if any, is not included in the Company’s financial statements.
      Gains and losses on the value of the IOs are recognized as part of the Company’s net gain (loss) on securities held for trading in the Consolidated Financial Statements.
      Securities Held to Maturity: Securities that the Company has the ability and intent to hold until their maturities are classified as held to maturity and reported at amortized cost.
      Securities Available for Sale: Securities not classified as either securities held to maturity or securities held for trading are classified as available for sale and reported at fair value based on quoted market prices, with unrealized gains and losses excluded from net income and reported, net of tax, in other comprehensive income, which is a separate component of stockholders’ equity. Cost of securities sold is determined on the specific identification method.

      When securities are transferred from available for sale to held to maturity, any unrealized gain or loss at the time of transfer remains in accumulated other comprehensive income and is amortized over the remaining term of the securities.
      For most of the Company’s investment securities (except for CMO certificates), deferred items, including premiums, and discounts, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.
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

Mortgage Loans Held for Sale
      Mortgage loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which the change occurs and reported in net gain on mortgage loan sales and fees in the Consolidated Statements of Income. Loan origination fees and direct loan origination costs related to loans held for sale are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized as interest income during the period that such loans are classified as held-for-sale. See “— Servicing Assets and Servicing Activities,” below for a description of the sales and securitization process. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.

      The Company recognizes interest income on mortgage loans on an accrual basis, except when management believes the collection of principal or interest is doubtful. Mortgage loans held for sale are placed on non-accrual status after they have been delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current.

Loans Receivable
      Loans receivable are held principally for investment purposes. These consist mainly of construction loans for new housing development, certain residential mortgage loans originated through Doral Bank — PR, commercial real estate, land, and consumer loans.
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
      Servicing rights (“MSRs” or “servicing assets”) retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points, less guarantee fees. The servicing fees are credited to income on a monthly basis and recognized as earned over the life of the servicing portfolio. In addition, the Company generally receives other remuneration consisting of mortgagor-contracted fees as late charges and prepayment penalties, which are credited to income when collected.
      Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike market values of government securities and other highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in active securities markets. The initial carrying value of the servicing assets is generally determined based on an allocation of the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination activities) and the retained interests (MSRs and IOs) based on their relative fair value. Doral Financial receives, as of the end of each reporting period, a third party market valuation of its MSRs for its entire servicing portfolio (governmental, conforming and non-conforming portfolios) stratified by predominant risk characteristics — loan type and coupon. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
      Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics including loan type (e.g., governmental and conventional loans) and coupon. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs, if any, was other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. MSRs cannot be carried above their amortized cost.
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
      From time to time, the Company sells mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay a third party in order to be relieved of its obligation under the contracts.
      According to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a transfer of financial assets (or all or a portion of the financial asset) in which Doral surrenders control over these financial assets shall be accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange. Doral has surrendered control over transferred assets if and only if all of the following conditions are met:

a. The transferred assets have been isolated from Doral — put presumptively beyond the reach of Doral and its creditors, even in bankruptcy or other receivership.

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

Interest Rate Risk Management
      The Company has various mechanisms to reduce its exposure to interest rate fluctuations including, among others, entering into transactions dealing with financial derivatives such as futures contracts, options, interest rate swaps and interest rate caps and collars. Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based upon an underlying asset, index, reference rate or other variable. Derivatives may be standardized contracts executed through organized exchanges or privately negotiated contractual agreements that can be customized to meet specific needs, including certain commitments to purchase and sell mortgage loans and mortgage related securities. All derivatives are reported at their fair value on the Consolidated Statements of Financial Condition, netted for by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are reported as part of securities held for trading, at fair value. Similarly, derivatives in a net liability position are reported as part of accrued expenses and other liabilities, at fair value.
      Currently, none of the Company’s derivatives are designated in hedge accounting relationships. Fair value gains and losses are reported as part of net gain (loss) on securities held for trading in the Consolidated Statements of Income
      From time to time, the Company has designated derivatives as hedges of the fair value of recognized fixed rate assets (“fair value” hedges). During 2004, certain hedging activities related to certain available-for-sale securities were accounted for as fair value hedges. In qualifying fair value hedges, both the changes in fair value of the hedged item (in this case, available-for-sale securities) that are attributable to the hedged risk and changes in fair value of the derivatives, are included in net gains (losses) on securities held for trading in the Consolidated Statements of Income. As a result, any hedge ineffectiveness is reflected immediately in earnings. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring effectiveness. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, then hedge accounting is discontinued.
      The Company discontinues a fair value hedge designation when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk; or (2) a derivative instrument expires or is sold, terminated, or exercised. When a fair value hedge is discontinued, the derivative instrument continues to be carried on the Consolidated Statement of Financial Condition at its fair value, with changes in its fair value recognized in current period earnings. However, changes in fair value of the previously hedged asset or liability attributable to the hedged risk will no longer be reflected in earnings. In the case of available-for-sale securities, such changes will again be reported in other comprehensive income. Changes to the carrying value of the available-for-sale securities attributable to the hedged risk during the period the hedging relationship qualified for hedge accounting are amortized over the remaining term of the securities as an adjustment to interest yield using the effective interest method.
      The periodic interest rate cash flows related to derivative contracts currently accrued, which are derived primarily from interest rate swap contracts, are also classified as part of net gains (losses) on securities held for trading.

Income Taxes
      Doral Financial recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the carrying amounts and the tax bases of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, to the extent necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized.
      Income tax expense includes: (a) deferred tax expense or benefit, which represents the net change in the deferred tax liability or asset during the year plus any change in the valuation allowance, if any, and (b) current tax expense. Income tax expense excludes the tax effects related to adjustments recorded to accumulated other comprehensive income.

Legal Surplus
      The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of Doral Bank — PR’s net income for the year be transferred to a legal surplus account until such surplus equals its paid-in capital. The surplus account is not available for payment of dividends.

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
      As of December 31, 2005, December 31, 2004, and December 31, 2003, the Company had outstanding 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. Such shares were excluded from the computation of diluted earnings per share, for all periods, because their effect would have been antidilutive. Refer to Note 30 to Doral Financial’s Consolidated Financial Statements for additional information regarding specific conditions for the convertible preferred stock.

Stock Option Plan
      Effective January 1, 2003, Doral Financial expenses the fair value of stock options granted to employees using the “modified prospective” method under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 148”). Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. When unvested options are forfeited, any compensation expense previously recognized on such options is reversed in the period of the forfeiture.

Comprehensive Income
      Comprehensive income includes net income and other transactions, except those with stockholders, which are recorded directly in equity. In the Company’s case, in addition to net income, other comprehensive income results from the changes in the unrealized gains and losses on securities that are classified as available for sale.

Segment Information
      The Company reports financial and descriptive information about its reportable segments (see Note 33). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Doral’s management determined that the segregation that best fulfills the segment definition described above is by line of business.

Reclassifications
      Certain amounts reflected in the 2004 and 2003 Consolidated Financial Statements have been reclassified or revised to conform to the presentation for 2005. In particular, for 2004 and 2003, Doral Financial has revised the presentation of prepayment fee income related to its loan portfolio on the Statements of Income. Previously, prepayment fee income from the Company’s loan portfolio was included as part of servicing income. These amounts have been revised and are now included in interest income for 2005. In addition, the Company has reclassified certain cash flows, which had been included as part of servicing income in 2004 and 2003, as net gain (loss) on securities held for trading. The reclassification was implemented in connection with the filing of the Company’s quarterly reports on Form 10-Q for 2005. Also, for 2004 and 2003, the Company has revised the classification for amounts paid in the purchase of servicing assets and for gains and losses on sale of investment securities on the Statement of Cash Flows.

Previously, the amount paid in the purchase of servicing assets was classified as part of operating activities and gains and losses on sale of investment securities were included as part of investing activities. These amounts have been reclassified and the amount paid in the purchase of servicing assets is included as part of investing activities and gains and losses on sale of investment securities are included as part of operating activities. The changes to revise prior amounts were not material to the Statements of Income and Statements of Cash Flows in any prior period.

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
      The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. In March 2004, the EITF reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were implemented by the Company during the year ended December 31, 2003. In September 2004, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“Issue 03-1-a”), to address the application of Issue 03-1 to debt securities that are impaired solely because of interest rates and/or sector spread increases and that are analyzed for impairment under paragraph 16 of Issue 03-1. EITF Issue 03-1-1 expanded the scope of the deferral to include all securities covered by Issue 03-1. Both delayed the recognition and measurement provisions of Issue 03-1 pending the issuance of further implementation guidance.
      In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, as final. The final FSP superseded EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made, and is effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The adoption of this statement did not have an effect on Doral Financial’s Consolidated Financial Statements.
      Share-Based Payments. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and

it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123, as originally issued. This statement is effective for fiscal years that begin after June 15, 2005. Management does not expect that the adoption of this statement will have a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options.
      Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” “Accounting for Nonmonetary Transactions.” This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) The configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; b) The entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on Doral Financial’s Consolidated Financial Statements.
      Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued financial interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligation.” This Interpretation clarifies the term conditional asset retirement obligation as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
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
      SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company is currently evaluating the impact that this new accounting pronouncement may have on its Consolidated Financial Statements.
      Terms of Loan Products that may Give Rise to a Concentration of Credit Risk. In December 2005, the FASB issued FASB Staff Position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). FSP SOP 94-6-1 addresses disclosure requirements for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. The effective date of FSP SOP 94-6-1 is for interim and annual periods ending after December 19, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations, or cash flows.
      Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of that fiscal year. The Company is currently evaluating the effect, if any, that the adoption of SFAS 155 will have on its financial statements.
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

3.	Regulatory Requirements

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

Banking Charters
      Doral Bank — PR is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico regulated by the Office of the Commissioner of Financial Institutions (the “CFI”), pursuant to the Puerto Rico Banking Act of 1933, as amended, and subject to supervision and examination by the Federal Deposit Insurance Corporation (“FDIC”). Its deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).
      Doral Bank — NY is a federally chartered savings bank regulated by the Office of Thrift Supervision (“OTS”). Its deposit accounts are also insured by the FDIC.

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
      Quantitative measures, established by regulation to ensure capital adequacy, require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, the Company and all of its banking subsidiaries met all capital adequacy requirements to which they are subject.
      As of December 31, 2005, Doral Bank — PR was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, Doral Bank — PR must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.
      Doral Bank — NY is subject to substantially the same regulatory capital requirements of Doral Bank — PR as set forth above. As of December 31, 2005, Doral Bank — NY was in compliance with the capital requirements for a “well-capitalized” institution.

      Doral’s, Doral Bank — PR’s and Doral Bank — NY’s actual capital amounts and ratios are presented in the following table. Totals of approximately $252.0 million (2004 — $244.3 million), $46,000 (2004 — $46,000), and $1.1 million (2004 — $788,000) representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral, Doral Bank — PR and Doral Bank — NY, respectively.

					To be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)

As of December 31, 2005:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$1,110,449	12.7	$700,106	>8.0	N/A	N/A
Doral Bank — PR	$729,802	19.9	$293,057	>8.0	$366,321	>10.0
Doral Bank — NY	$60,570	17.2	$28,100	>8.0	$35,125	>10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$1,023,256	11.7	$350,053	>4.0	N/A	N/A
Doral Bank — PR	$698,403	19.1	$146,528	>4.0	$219,793	>6.0
Doral Bank — NY	$58,865	16.7	$14,050	>4.0	$21,075	>6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$1,023,256	5.5	$738,910	>4.0	N/A	N/A
Doral Bank — PR	$698,403	6.3	$441,207	>4.0	$551,508	>5.0
Doral Bank — NY	$58,865	9.5	$24,706	>4.0	$30,883	>5.0
As of December 31, 2004:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$1,142,101	14.8	$619,043	>8.0	N/A	N/A
Doral Bank — PR	$622,924	20.6	$242,321	>8.0	$303,902	>10.0
Doral Bank — NY	$48,270	21.5	$17,937	>8.0	$22,421	>10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$1,113,987	14.4	$309,522	>4.0	N/A	N/A
Doral Bank — PR	$602,824	19.9	$121,161	>4.0	$181,741	>6.0
Doral Bank — NY	$47,528	21.2	$8,969	>4.0	$13,453	>6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$1,113,987	6.8	$657,363	>4.0	N/A	N/A
Doral Bank — PR	$602,824	5.5	$437,326	>4.0	$549,658	>5.0
Doral Bank — NY	$47,528	8.5	$22,501	>4.0	$28,126	>5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank — PR, and Tier 1 capital to adjusted total assets in the case of Doral Bank — NY.

Housing and Urban Development Requirements
      The Company’s mortgage operation is a U.S. Department of Housing and Urban Development (“HUD”) approved non-supervised mortgagee and is required to maintain an excess of current assets over current liabilities and minimum net worth, as defined by the various regulatory agencies. Such equity requirement is tied to the size of the Company’s servicing portfolio and ranged up to $1.0 million. The

Company is also required to maintain fidelity bonds and errors and omissions insurance coverage based on the balance of its servicing portfolio. Except for its failure to submit audited financial statements required by HUD, on a timely basis, the Company is in compliance with these regulatory requirements.

Registered Broker-Dealer Requirements
      Doral Securities is registered as a broker-dealer with the SEC and the CFI. Doral Securities is also a member of the National Association of Securities Dealers (the “NASD”). As a registered broker-dealer, Doral Securities is subject to regulation by the SEC, the NASD and the CFI in matters relating to the conduct of its securities business, including record-keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to net capital rules, which specify minimum net capital requirements for registered broker-dealers. These are designed to ensure that such institutions maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. As of December 31, 2005, the Company was in compliance with these regulatory requirements, except for the failure to submit audited financial statements on a timely basis.

4.	Money Market Investments
      At December 31, 2005 and December 31, 2004, money market investments included $141.4 million and $806.8 million, respectively, in time deposits and other short-term money market investments pledged as collateral for securities sold under agreement to repurchase, which the counterparty can repledge.
      At December 31, 2004, the carrying value of securities purchased under resell agreements included in money market investments was $49.2 million. The underlying securities were held on behalf of the Company by the dealers that arranged the transactions.

5.	Securities Held for Trading
      Securities held for trading consisted of:

	December 31,

(In thousands)	2005	2004

Mortgage-backed securities:
GNMA exempt	$206,406	$266,380
GNMA taxable	43,155	50,974
CMO certificates	1,846	2,513
FHLMC and FNMA	21,305	17,720
Variable rate interest-only strips	72,550	125,216
Fixed rate interest-only strips	1,484	2,145
FHLB Notes	11,156	5,025
Puerto Rico Government and Agencies	5,510	5,444
Derivatives	25,241	13,630
Other	23	23

	$388,676	$489,070

      Net unrealized loss on trading securities, as of December 31, 2005, amounted to approximately $6.1 million (including losses on the value of the IOs of $12.5 million). At December 31, 2004, net unrealized loss on trading securities amounted to $21.2 million (including losses on the value of the IOs of $3.1 million). The weighted-average yield on securities held for trading, including IOs, as of December 31, 2005 was 6.91% (2004 — 7.21%).

      Set forth below is a summary of the components of net gain (loss) from securities held for trading:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Net realized gains on sales of securities held for trading	$13,315	$18,665	$106,813
Losses on the IO valuation	(12,523)	(3,137)	(3,877)
Net unrealized (losses) and gains on trading securities, excluding IOs	(4,530)	3,259	(6,823)
Net realized and unrealized gains (losses) on derivative instruments	332	(130,465)	(124,805)

Total	$(3,406)	$(111,678)	$(28,692)

6.	Securities Available for Sale
      The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2005 and 2004 (2003 — only market value and weighted-average yield are presented), were as follows:

	2005

					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield

Mortgage-Backed Securities
GNMA
Due over ten years	$2,585,231	$41	$43,591	$2,541,681	4.76%
FHLMC and FNMA
Due over ten years	975,960	233	18,744	957,449	5.32%
Debt Securities
FHLB Notes
Due over ten years	111,961	—	1,909	110,052	5.50%
U.S. Treasury
Due within a year	199,933	—	1,206	198,727	1.58%
Due from one to five years	100,310	—	2,685	97,625	1.97%
Due from five to ten years	762,573	—	36,534	726,039	3.65%

	$4,735,968	$274	$104,669	$4,631,573	4.52%

	2004					2003

					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Value	Yield

Mortgage-Backed Securities
GNMA
Due over ten years	$2,946,222	$985	$11,297	$2,935,910	5.62%	$462,908	5.70%
FHLMC and FNMA
Due over ten years	398,662	98	9,403	389,357	5.18%	525,870	5.17%
Debt Securities
FHLB Notes
Due over ten years	111,951	2,255	—	114,206	5.51%	110,093	5.25%
U.S. Treasury
Due from one to five years	500,147	—	8,561	491,586	1.66%	150,188	1.84%
Due from five to ten years	863,239	—	27,946	835,293	3.71%	1,340,562	3.87%
Due over ten years	219,863	—	3,707	216,156	4.71%	260,977	4.92%

	$5,040,084	$3,338	$60,914	$4,982,508	4.83%	$2,850,598	4.45%

      The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.
      Proceeds from sales of securities available for sale during 2005 were approximately $4.6 billion (2004 — $10.0 billion and 2003- $7.0 billion). For 2005, gross gains of $13.4 million (2004 — $61.8 million and 2003 — $34.1 million) were realized on those sales. For 2005, gross losses of $54.2 million (2004 — $49.8 million and 2003 — $28.6 million) were realized on those sales.
      Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
      During 2005 the Company’s sold $1.2 billion from its available for sale portfolio at a loss of $45.3 million. The Company’s decision was designed as a measure to increase future net interest income and liquidity, as well as to strengthen its capital ratios.
      Under SFAS No. 133, as amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability. From time to time certain hedging activities related to certain available-for-sale securities are accounted for as a fair value hedge. In a qualifying fair value hedge, both the changes in fair value of the hedged item attributable to the hedged risk (in this case available-for-sale securities) and changes in fair value of the derivative are included in net gain (loss) on securities held for trading in the Consolidated Statements of Income. As a result, any hedge ineffectiveness is reflected immediately in earnings. During 2004, the Company recognized losses of $7.0 million that represents the ineffective portion of the fair value hedges of its available-for-sale securities. Derivatives hedging the fair value of certain available-for-sale securities expired during the third quarter of 2004 and the Company decided to discontinue the fair value hedge for such securities. As a result of the fair value hedge discontinuance, the favorable cumulative mark-to-market valuation from the inception date of the fair value hedge to its discontinuance date (approximately $23.7 million as of December 31, 2005) is being amortized as a yield adjustment over the remaining term of the securities.

7.	Securities Held to Maturity
      The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of December 31, 2005 and 2004 (2003 — only amortized cost and weighted-average yield) were as follows:

	2005

					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield

Mortgage-Backed Securities
GNMA
Due from one to five years	$508	$10	$—	$518	5.88%
Due from five to ten years	328	7	—	335	6.45%
Due over ten years	4,336	209	—	4,545	6.73%
FHLMC and FNMA
Due over ten years	337,266	4,312	928	340,650	6.05%
CMO Certificates
Due over ten years	9,817	—	581	9,236	5.78%
Debt Securities
FHLB Notes
Due from one to five years	200,847	—	4,145	196,702	3.53%
Due from five to ten years	50,000	125	—	50,125	4.13%
Due over ten years	273,594	—	15,100	258,494	5.10%
FHLB Zero Coupon
Due over ten years	120,543	—	563	119,980	6.50%
FHLMC Zero Coupon
Due over ten years	254,647	7	1,568	253,086	5.86%
FHLMC and FNMA Notes
Due over ten years	149,988	—	3,813	146,175	5.65%
P.R. Housing Bank
Due from one to five years	5,000	77	—	5,077	6.00%
Due over ten years	2,235	—	—	2,235	6.20%
U.S. Treasury
Due from five to ten years	201,361	—	10,642	190,719	3.52%
Due over ten years	473,904	3,629	19,057	458,476	4.33%
Other
Due within a year	25	—	—	25	6.20%
Due from one to five years	8,295	4	176	8,123	4.42%
Due over ten years	7,000	—	50	6,950	5.93%

	$2,099,694	$8,380	$56,623	$2,051,451	4.98%

	2004					2003

					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Amortized	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Cost	Yield

Mortgage-Backed Securities
GNMA
Due from one to five years	$493	$25	$—	$518	6.50%	$—	—
Due from five to ten years	618	33	—	651	7.00%	1,682	6.75%
Due over ten years	5,754	336	—	6,090	7.00%	7,908	6.97%
FHLMC and FNMA
Due over ten years	420,670	14,339	—	435,009	5.22%	—	—
CMO Certificates
Due within a year	—	—	—	—	—	40	8.25%
Due from one to five years	614	—	3	611	6.10%	677	6.78%
Due from five to ten years	—	—	—	—	—	462	5.80%
Due over ten years	25,264	11	440	24,835	6.58%	43,182	6.23%
Debt Securities
FHLB Notes
Due from one to five years	100,000	—	941	99,059	2.89%	50,000	3.05%
Due from five to ten years	50,000	250	—	50,250	4.13%	—	—
Due over ten years	398,587	1,102	5,040	394,649	5.38%	517,960	5.58%
FHLB Zero Coupon
Due over ten years	167,361	—	5,942	161,419	6.51%	288,253	6.63%
FHLMC Zero Coupon
Due over ten years	282,947	—	7,971	274,976	5.90%	34,287	6.01%
FHLMC and FNMA Notes
Due over ten years	149,988	46	1,285	148,749	5.63%	—	—
P.R. Housing Bank
Due from one to five years	5,000	50	—	5,050	6.00%	5,000	6.00%
Due over ten years	2,235	28	—	2,263	6.20%	2,235	6.20%
U.S. Treasury
Due from five to ten years	201,521	—	7,802	193,719	3.52%	201,676	3.51%
Due over ten years	475,323	1,008	35,871	440,460	4.33%	476,678	4.38%
Other
Due from one to five years	7,950	17	—	7,967	4.32%	3,680	5.33%
Due from five to ten years	370	8	—	378	6.75%	715	6.73%
Due over ten years	7,000	40	—	7,040	5.93%	7,000	5.93%

	$2,301,695	$17,293	$65,295	$2,253,693	5.02%	$1,641,435	5.13%

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

8.	Investments in an Unrealized Loss Position
      The following tables show the Company’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and December 31, 2004.
SECURITIES AVAILABLE FOR SALE

	As of December 31, 2005

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-Backed Securities
GNMA	$927,922	$14,658	$1,612,002	$28,933	$2,539,924	$43,591
FHLMC and FNMA	775,897	12,326	141,915	6,418	917,812	18,744
Debt Securities
FHLB Notes	110,052	1,909	—	—	110,052	1,909
U.S. Treasury	97,266	1,736	925,125	38,689	1,022,391	40,425

	$1,911,137	$30,629	$2,679,042	$74,040	$4,590,179	$104,669

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2004

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-Backed Securities
GNMA	$2,262,950	$8,869	$158,223	$2,428	$2,421,173	$11,297
FHLMC and FNMA	35,340	201	345,679	9,202	381,019	9,403
Debt Securities
U.S. Treasury	1,300,887	24,419	242,148	15,795	1,543,035	40,214

	$3,599,177	$33,489	$746,050	$27,425	$4,345,227	$60,914

SECURITIES HELD TO MATURITY

	As of December 31, 2005

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-Backed Securities
FHLMC and FNMA	$46,361	$928	$—	$—	$46,361	$928
CMO Certificates	2,280	55	6,724	526	9,004	581
Debt Securities
FHLB Notes	98,703	2,144	356,493	17,101	455,196	19,245
FHLB Zero Coupon	119,980	563	—	—	119,980	563
FHLMC Zero Coupon	—	—	178,602	1,568	178,602	1,568
FHLMC and FNMA Notes	97,550	2,438	48,625	1,375	146,175	3,813
U.S. Treasury	330,704	15,636	253,710	14,063	584,414	29,699
Other	11,674	226	—	—	11,674	226

	$707,252	$21,990	$844,154	$34,633	$1,551,406	$56,623

SECURITIES HELD TO MATURITY

	As of December 31, 2004

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-Backed Securities
CMO Certificates	$7,069	$167	$9,161	$276	$16,230	$443
Debt Securities
FHLB Notes	367,606	5,981	—	—	367,606	5,981
FHLB Zero Coupon	53,725	658	107,694	5,284	161,419	5,942
FHLMC Zero Coupon	242,758	3,779	32,218	4,192	274,976	7,971
FHLMC and FNMA Notes	98,715	1,285	—	—	98,715	1,285
U.S. Treasury	—	—	571,992	43,673	571,992	43,673

	$769,873	$11,870	$721,065	$53,425	$1,490,938	$65,295

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

9.	Mortgage Loans Held for Sale
      At December 31, mortgage loans held for sale consisted of the following:

(In thousands)	2005	2004

Conventional single family residential loans	$4,555,932	$4,226,712
FHA/ VA loans	162,338	171,882
Mortgage loans on residential multifamily	—	42,824
Construction and commercial real estate loans	603,925	481,089

	$5,322,195	$4,922,507

      At December 31, 2005 and 2004, the loans held for sale portfolio included $258.0 million and $205.6 million, respectively, of mortgage loans with a loan-to-value over 90% without mortgage insurance.
      At December 31, 2005 and 2004, loans held for sale for which the creditor has the right to repledge the collateral amounted to $3.5 billion and $3.3 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.
      At December 31, the aggregate amortized cost and approximate market value of these loans, were as follows:

		Approximate
	Amortized	Market
(In thousands)	Cost(1)	Value(1)

2005	$5,322,195	$5,367,648

2004	$4,922,507	$5,171,628

(1)	Includes $74.0 million and $71.2 million for 2005 and 2004, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option (See Note 2).

10.	Loans Receivable
      Loans receivable are related to the Company’s banking and construction loan operations and consisted of:

	December 31,

(In thousands)	2005	2004

Construction loans(1)	$795,848	$629,913
Residential mortgage loans(2)	514,164	409,005
Commercial-secured by real estate	891,795	568,842
Consumer-secured by real estate	—	320
Consumer-other:
Personal loans	30,453	28,865
Auto loans	760	1,175
Credit cards	19,278	13,401
Overdrawn checking account	448	524
Revolving lines of credit	30,525	26,614
Lease financing receivables	44,636	7,488
Commercial non-real estate	142,909	36,848
Loans on savings deposits	15,082	9,354
Land secured	50,358	51,853

Loans receivable, gross	2,536,256	1,784,202

Less:
Unearned interest and deferred loan fees, net	(23,252)	(15,622)
Allowance for loan and lease losses	(35,044)	(20,881)

	(58,296)	(36,503)

Loans receivable, net	$2,477,960	$1,747,699

(1)	Includes $670.3 million and $556.0 million of construction loans for residential housing projects as of December 31, 2005 and 2004, respectively. Also includes $125.5 million and $73.9 million of construction loans for commercial, condominiums and multifamily projects as of December 31, 2005 and 2004, respectively.

(2)	Includes $65.2 million and $40.2 million of residential mortgage loans with a loan-to-value above 90% without mortgage insurance, as of December 31, 2005 and 2004, respectively.
      Fixed-rate loans and adjustable-rate loans were approximately 1.4 billion and $1.1 billion, at December 31, 2005, respectively, and $849.8 million and $934.4 million, respectively, at December 31, 2004.
      The adjustable rate loans, mostly composed of construction loans for residential projects, land loans, and certain residential mortgage loans, have interest rate adjustment limitations and are generally tied to interest rate market indices (primarily Prime rate and 3-month LIBOR). Future market factors may affect the correlation of the interest rate adjustment with the rate the Company pays on the short-term deposits that have primarily funded these loans.
      Impaired loans as of December 31, 2005 and 2004 amounted to approximately $58.0 million and $31.5 million, respectively. At December 31, 2005, an impairment allowance of approximately $13.9 million (2004 — $7.1 million) was allocated to certain impaired loans with an aggregate principal outstanding balance of $58.0 million (2004 — $20.7 million). Average impaired loans for the years ended December 31, 2005 and 2004, were $23.2 million and $28.9 million, respectively.

      As of December 31, 2005, the Company had loans receivable and mortgage loans held for sale, including impaired loans, over 90 days delinquent, amounting to approximately $198.9 million (2004 — $45.3 million) on which the accrual of interest income had been discontinued. If these loans had been accruing interest, the additional interest income realized would have been approximately $14.6 million (2004 — $4.8 million). During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on non-accrual status after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan. The effect of the change was a decrease in interest income on loans of approximately $7.0 million.

11.	Allowance for Loan and Lease Losses
      Changes in the allowance for loan and lease losses were as follows:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Balance at beginning of year	$20,881	$14,919	$7,364
Provision for loan and lease losses	22,369	10,384	11,579
Recoveries	647	347	244
Losses charged to the allowance	(8,761)	(4,095)	(4,085)
Other	(92)	(674)	(183)

Balance at the end of year	$35,044	$20,881	$14,919

12.	Servicing Activities
      The components of net servicing income are shown below:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Servicing fees	$31,330	$29,398	$28,727
Late charges	8,860	7,393	6,958
Prepayment penalties	2,502	2,247	2,306
Interest loss	(3,551)	(2,620)	(2,974)
Other servicing fees	438	923	216

Servicing income, gross	39,579	37,341	35,233
Amortization and impairment of servicing assets	(22,864)	(37,359)	(10,747)

Servicing income, net	$16,715	$(18)	$24,486

      The changes in servicing assets are shown below:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Balance at beginning of year	$136,024	$133,237	$125,243
Capitalization of MSRs	45,433	27,520	31,690
Rights purchased	4,421	4,505	11,047
Amortization	(26,846)	(29,213)	(34,743)
Application of valuation allowance to write-down permanently impaired servicing assets	(2,220)	(25)	—

Balance before valuation allowance at end of year	156,812	136,024	133,237
Valuation allowance for temporary impairment	(6,236)	(12,438)	(4,317)

Balance at end of year	$150,576	$123,586	$128,920

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
      Changes in the impairment allowance were as follows:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Balance at beginning of year	$12,438	$4,317	$28,313
Temporary impairment charges	21,912	30,119	15,382
Write-down for permanent impaired servicing assets	(2,220)	(25)	—
Recoveries	(25,894)	(21,973)	(39,378)

Balance at end of year	$6,236	$12,438	$4,317

      The Company’s servicing portfolio amounted to approximately $15.7 billion, $14.3 billion and $12.7 billion at December 31, 2005, 2004 and 2003, respectively, including $5.9 billion, $5.2 billion and $4.3 billion, respectively, of loans owned by the Company for which no servicing asset has been recognized.
      During the years ended December 31, 2005, 2004 and 2003, the Company purchased servicing rights to approximately $229.0 million, $266.6 million and $616.0 million, respectively, in principal amount of mortgage loans.
      Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2005, receivables and mortgage-servicing advances included advances to investors of approximately $43.9 million (2004 — $32.5 million).

13.	Sales and Securitizations of Mortgage Loans
      As disclosed in Note 2, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks.

      Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Servicing Assets		Interest-Only Strips

	Minimum	Maximum	Minimum	Maximum

2005:
Constant prepayment rate:
Government — guaranteed mortgage loans	6.54%	14.82%	N/A	N/A
Conventional conforming mortgage loans	5.32%	22.45%	N/A	N/A
Conventional non-conforming mortgage loans	5.58%	24.87%	13.44%	19.90%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	10.00%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	8.63%	11.48%
2004:
Constant prepayment rate:
Government — guaranteed mortgage loans	8.88%	17.26%	N/A	N/A
Conventional conforming mortgage loans	4.91%	19.03%	N/A	N/A
Conventional non-conforming mortgage loans	14.38%	29.54%	10.86%	20.28%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	9.50%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	9.50%	10.50%
2003:
Constant prepayment rate:
Government — guaranteed mortgage loans	8.90%	37.54%	N/A	N/A
Conventional conforming mortgage loans	4.96%	29.09%	N/A	N/A
Conventional non-conforming mortgage loans	14.74%	32.84%	18.00%	24.96%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	9.50%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	9.30%	9.90%
      At December 31, 2005, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2005, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips

Carrying amount of retained interest	$150,576	$74,034
Weighted-average expected life (in years)	5.4	6.0

Constant prepayment rate (weighted-average annual rate)	14.55%	12.17%
Decrease in fair value due to 10% adverse change	$(4,791)	$(3,290)
Decrease in fair value due to 20% adverse change	$(9,102)	$(6,355)

Residual cash flow discount rate (weighted-average annual rate)	9.74%	10.91%
Decrease in fair value due to 10% adverse change	$(5,397)	$(2,213)
Decrease in fair value due to 20% adverse change	$(10,461)	$(4,300)

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
      The activity in interest-only strips is shown below:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Balance at beginning of year	$127,361	$128,566	$142,835
Capitalization of IOs from loan sales	10,981	53,624	30,258
Amortization	(51,785)	(51,692)	(40,650)
Losses on the IO value	(12,523)	(3,137)	(3,877)

Balance at end of year	$74,034	$127,361	$128,566

      The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for 2005, 2004 and 2003:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Total cash flows received on IO portfolio	$62,639	$65,146	$54,059
Amortization of IOs, as offset to cash flows	(51,785)	(51,692)	(40,650)

Net cash flows recognized as interest income	$10,854	$13,454	$13,409

      In 2005, 2004, and 2003, the Company recognized gains of $52.1 million, $83.6 million, and $94.7 million, respectively, on the sales and securitization of residential mortgage loans. Total loan sales and securitizations amounted to $2.7 billion, $2.5 billion and $2.3 billion for 2005, 2004 and 2003, respectively.
      The following table presents quantitative information about delinquencies, net credit losses, and components of loans sold with recourse:

		Maximum	Principal Amount of	Principal Amount of
	Principal Amount	Contractual	Loans 60 Days or	Loans 90 Days or	Net Credit
(In thousands)	of Loans	Exposure	More Past Due(1)	More Past Due(1)	Losses(2)

Type of Loan
Residential mortgage and commercial loans sold with recourse agreements	$2,420,714	$1,769,301	$96,791	$66,239	$—

(1)	Loans 60 and 90 days or more past due are based on end of period total loans.

(2)	Net credit losses are charge-offs and are based on total loans outstanding.
      Recourse sales generally involve the sale of non-conforming loans to local financial institutions and to FNMA and FHLMC. During 2005, 2004 and 2003, the Company sold approximately $1.1 billion, $469.9 million and $464.2 million, respectively, in principal amount of loans subject to recourse provisions. The maximum contractual exposure provided for sales effected during 2005, 2004 and 2003 was $1.1 billion, $275.1 million and $125.3 million, respectively. As of December 31, 2005, the Company had an estimated recourse obligation of $17.2 million (2004 — $11.4 million) recognized as part of accrued expenses and other liabilities.

      Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of December 31, 2005:

			Loans Past Due — Over
			90 Days Without
		Weighted-Average	Insurance, and Loan-
(Dollars in thousands)	Outstanding Balance	Loan to Value	To-Value Over 80%

Loan Type:
FHA/ VA loans	$19,057	90.1%	$—
Conventional loans	2,298,917	76.4%	9,781
Commercial loans	102,740	79.1%	—

Total	$2,420,714	76.6%	$9,781

14.	Premises and Equipment
      Premises and equipment consisted of:

	December 31,

(In thousands)	2005	2004

Office buildings	$67,801	$64,068
Office furniture and equipment	74,768	65,589
Leasehold improvements	69,773	58,155
Automobiles	572	356

	212,914	188,168
Less — accumulated depreciation and amortization	(80,632)	(61,061)

	132,282	127,107
Land	16,529	16,354
Construction in progress	1,639	3,090

	$150,450	$146,551

15.	Sources of Borrowings
      At December 31, 2005, the scheduled aggregate annual contractual maturities (or estimates in the case of loans payable) of the Company’s sources of borrowings were approximately as follows:

		Repurchase	Advances from	Loans
(In thousands)	Deposits	Agreements(1)	the FHLB(1)	Payable(2)	Notes Payable	Total

2006	$3,083,931	$1,202,920	$—	$507,555	$82,760	$4,877,166
2007	637,633	570,000	117,000	441,239	637,465	2,403,337
2008	333,243	323,800	100,000	383,292	855	1,141,190
2009	138,385	205,093	25,000	332,674	915	702,067
2010	29,788	1,425,785	199,000	288,474	200	1,943,247
2011 and thereafter	14,289	2,327,000	528,500	1,624,996	243,426	4,738,211

	$4,237,269	$6,054,598	$969,500	$3,578,230	$965,621	$15,805,218

(1)	Includes $3.4 billion of repurchase agreements with an average rate of 4.03% and $702.5 million in advances from the FHLB-NY with an average rate of 4.09%, which lenders have the right to call before their contractual maturity at various dates beginning on January, 2006.

(2)	Includes $3.5 billion of secured borrowings with local financial institutions, collateralized by real estate mortgages at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 13.02% to estimate the repayments.

16.	Deposit Accounts
      At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2005		2004

(Dollars in thousands)	Amount	%	Amount	%

Certificates of deposit	$2,749,643	3.72	$1,983,271	3.21
Regular savings	449,449	2.42	474,271	2.29
NOW accounts	612,389	2.15	726,178	2.12
Non interest-bearing deposits	425,788	—	459,360	—

	$4,237,269	2.98	$3,643,080	2.47

      At December 31, 2005 and 2004, certificates of deposit over $100,000 amounted to approximately $2.3 billion and $1.7 billion, respectively. Brokered certificates of deposit amounted to $1.9 billion and $1.3 billion at December 31, 2005 and 2004, respectively. The banking subsidiaries had brokered certificates of deposit maturing as follows:

As of December 31,
(In thousands)	2005

2006	$907,530
2007	563,213
2008	286,677
2009	125,145
2010	8,073
2011 and thereafter	13,323

$1,903,961

      At December 31, 2005, Doral Financial’s banking subsidiaries had deposits from officers, directors, employees and principal stockholders of the Company amounting to approximately $6.1 million (2004 — $8.7 million).
      The Company, as a servicer of loans, is required to maintain certain balances on behalf of the borrowers called custodial and escrow funds. At December 31, 2005, custodial and escrow funds amounted to approximately $211.3 million (2004 - $222.4 million), of which $148.8 million were deposited with Doral Bank — PR (2004 — $171.2 million). The remaining escrow funds were deposited with other banks and therefore excluded from the Company’s assets and liabilities.

17.	Securities Sold Under Agreements to Repurchase
      The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 2005 and 2004.

(Dollars in thousands)	2005	2004

Carrying amount as of December 31,	$6,054,598	$6,305,163

Average daily aggregate balance outstanding	$7,179,834	$4,805,381

Maximum balance outstanding at any month end	$8,000,754	$6,305,163

Weighted-average interest rate during the year	3.57%	2.51%

Weighted-average interest rate at year end	4.08%	2.73%

      During 2005, the Company recognized a gain of approximately $2.0 million in connection with an early extinguishment of certain securities sold under agreements to repurchase.
      Securities sold under agreements to repurchase as of December 31, 2005, grouped by counterparty, were as follows:

(Dollars in thousands)
		Weighted-Average
	Repurchase	Maturity
Counterparty	Liability	(In Months)

CitiGroup Global Markets	$1,583,700	90.6
Merrill Lynch, Pierce, Fenner & Smith, Inc.	1,397,000	43.7
Credit Suisse First Boston, LLC	1,218,850	80.7
Lehman Brothers, Inc.	813,978	40.9
Morgan Stanley DW, Inc.	448,170	0.4
Federal Home Loan Bank of New York	372,900	48.1
Others	220,000	25.2

Total	$6,054,598	59.4

      The carrying and market values of securities available for sale and securities held to maturity pledged as collateral at December 31, shown by maturity of the repurchase agreement, were as follows:

	2005				2004

	Carrying	Market	Repurchase	Repo	Carrying	Market	Repurchase	Repo
(Dollars in thousands)	Value	Value	Liability	Rate	Value	Value	Liability	Rate

Mortgage-Backed Securities
GNMA
Term up to 30 days	$168,094	$165,155	$160,353	4.15%	$1,731,830	$1,702,382	$1,690,472	2.37%
Term over 90 days	2,326,874	2,287,338	2,228,113	3.65%	774,427	793,758	776,663	1.71%
FHLMC and FNMA
Term up to 30 days	—	—	—	—	337,392	340,083	317,609	2.37%
Term of 30 to 90 days	—	—	—	—	249,355	256,446	248,125	2.41%
Term over 90 days	1,253,309	1,238,795	1,192,898	3.00%	151,444	148,084	117,103	2.77%
CMO Certificates
Term up to 30 days	—	—	—	—	11,912	11,831	11,551	2.45%
Debt Securities
FHLB Notes
Term up to 30 days	—	—	—	—	15,704	16,001	15,901	2.37%
Term of 30 to 90 days	—	—	—	—	90,765	91,788	89,835	3.13%
Term over 90 days	475,233	457,979	430,730	5.37%	438,267	433,878	400,385	5.38%
FHLB and FHLMC Zero Coupons
Term up to 30 days	—	—	—	—	112,918	111,912	108,500	2.10%
Term of 30 to 90 days	141,512	140,732	130,120	4.18%	148,724	145,771	134,694	2.67%
Term over 90 days	207,726	206,911	160,450	3.93%	124,726	118,283	99,750	2.91%
FHLMC and FNMA Notes
Term up to 30 days	24,994	24,258	33,539	4.18%	47,988	48,008	46,519	2.37%
Term of 30 to 90 days	50,000	48,625	36,780	4.18%	50,000	49,500	45,121	2.41%
Term over 90 days	24,994	24,258	24,016	3.97%	2,000	2,026	1,845	2.78%
U.S. Treasury Securities
Term up to 30 days	764,389	727,268	721,050	3.94%	881,974	866,368	859,241	1.60%
Term of 30 to 90 days	133,473	132,666	123,500	5.75%	56,822	52,089	48,621	5.90%
Term over 90 days	441,995	424,405	365,315	4.74%	871,564	839,032	810,546	4.99%

	$6,012,593	$5,878,390	$5,606,864	3.84%	$6,097,812	$6,027,240	$5,822,481	2.80%

18.	Advances from the Federal Home Loan Bank
      Advances from the FHLB consisted of the following:

	December 31,

(In thousands)	2005	2004

Non-callable advances with maturities ranging from October 2007 to March 2010 (2004 — July 2005 to March 2008), at various fixed rates averaging 3.84% and 3.12% at December 31, 2005 and 2004, respectively	$167,000	$222,000
Non-callable advances due on January 29, 2005, tied to 3-month LIBOR adjustable quarterly, 2.83% at December 31, 2004	—	100,000
Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (4.38% and 2.41% at December 31, 2005 and 2004, respectively)	100,000	100,000
Callable advances with maturities ranging from July 2009 to November 2012 (2004 — August 2005 to November 2012), at various fixed rates averaging 4.09% and 4.50% at December 31, 2005 and 2004, respectively, callable at various dates beginning on January 2, 2006	702,500	872,500

	$969,500	$1,294,500

      At December 31, 2005, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.0 billion to secure the above advances from the FHLB, which generally the counterparty is not permitted to sell or repledge.

19.	Loans Payable
      At December 31, 2005 and 2004, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and also includes warehousing lines of credit and gestation or presale facilities with credit lines totaling approximately $1.0 billion and $1.1 billion, respectively. Advances under these facilities are also secured by mortgage loans.
      Outstanding loans payable consisted of the following:

	December 31,

(In thousands)	2005	2004

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 5.71% and 3.60% at December 31, 2005 and 2004, respectively	$3,498,638	$3,258,459
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.70% and 7.41% at December 31, 2005 and 2004, respectively	37,585	57,566
Secured borrowings with a local financial institutions, collateralized by IOs at a fixed interest rate of 7.75%	42,007	42,922
Loans payable resulting from the use of warehousing lines of credit and gestation or presale facilities due in 2005, at various variable rates averaging 3.17% at December 31, 2004, and other financing arrangements	—	279,560

	$3,578,230	$3,638,507

      Maximum borrowings outstanding at any month end during 2005 and 2004 were $4.6 billion and $3.6 billion, respectively. The approximate average daily outstanding balance of loans payable during the periods were $4.0 billion and $2.4 billion, respectively. The weighted-average interest rate of such borrowings, computed on a daily basis, was 4.95% in 2005 and 3.65% in 2004. At December 31, 2005 and

2004, loans held for sale amounting to $3.5 billion and $3.3 billion, respectively, were pledged to secure financing agreements with local financial institutions, such loans can be repledged by the counterparty. See Note 15 for additional information regarding secured borrowings with local financial institutions.

20.	Notes Payable
      Notes payable consisted of the following:

	December 31,

(In thousands)	2005	2004

$625 million floating rate senior notes tied to 3-month LIBOR (5.00% and 2.91% at December 31, 2005 and 2004, respectively), due on July 20, 2007, paying interest quarterly	$625,337	$625,330
$115 million floating rate senior notes tied to 3-month LIBOR (3.07% at December 31, 2004), due on December 7, 2005, paying interest quarterly	—	115,000
$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,266	98,372
7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	75,000	75,000
$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,570	29,560
$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,320	39,339
$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,450	29,476
Senior term notes at fixed rates ranging from 8.50% to 8.55% (2004 — 8.45% to 8.55%) with maturities ranging from August 2006 to August 2007 (2004 — August 2005 to August 2007), paying interest semiannually on February 28 and August 31	16,000	24,000
Bonds payable secured by mortgage on building at fixed rates ranging from 6.25% to 6.90% (2004 — 6.20% to 6.90%), with maturities ranging from June 2006 to December 2029 (2004 — June 2005 to December 2029), paying interest monthly	42,755	43,465
Bonds payable at 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600
Notes payable to bank, collateralized by CMO certificates at variable interest rates tied to 1-month LIBOR (3.96% at December 31, 2004), due on June 30, 2005, paying interest monthly	—	6,089
Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,323	2,191
Notes payable at fixed rates, 7.00% at December 31, 2004, with maturities ranging from February to March 2005, paying interest monthly	—	555

	$965,621	$1,095,977

21.	Accrued Expenses and Other Liabilities
      Accrued expenses and other liabilities consisted of the following:

	December 31,

(In thousands)	2005	2004

Amounts retained on mortgage loans, generally paid within 5 days	$4,632	$4,003
Customer mortgages and closing expenses payable	23,770	19,607
Deferred compensation plan	2,286	2,114
Incentive compensation payable	2,523	2,335
Accrued interest payable	90,246	50,926
Recourse obligation	17,239	11,413
GNMA defaulted loans — buy-back option	74,043	71,195
Deferred rent obligation	2,457	2,054
Accrued expenses and other payables	126,513	88,145

	$343,709	$251,792

22.	Income Taxes
      Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ended December 31, 2005.
      Except for the operations of Doral Bank — NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank — NY and Doral Money are U.S. corporations and are subject to U.S. income tax on their income derived from all sources. For the years ended December 31, 2005, 2004 and 2003, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $2.3 million, $1.4 million and $1.7 million, respectively.
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
      On August 22, 2004, local legislation was enacted in Puerto Rico to provide a temporary reduction in the long-term capital gain tax rates. The law amends the PR Code to reduce the long-term capital gain tax rates by fifty percent for transactions occurring from July 1, 2004, through June 30, 2005. The maximum long-term capital gain tax rate applicable to gains on sale of property located in Puerto Rico (as defined in the PR Code) during this period was reduced to 6.25% from 12.5% for corporations and partnerships. To take advantage of this reduction, during the fourth quarter of 2004 and the second quarter of 2005, the Company completed two separate agreements with the local taxing authorities to accelerate the recognition for tax purposes of long-term capital gains of $536.6 million and $39.9 million, respectively, related to IOs created in previous transactions. The value of the IOs at the time of the agreements approximates $49.1 million and $15.6 million, respectively. The transactions executed during the second quarter of 2005 and the fourth quarter of 2004 resulted in the recognition of an income tax benefit of approximately $2.6 million and $9.1 million, respectively, representing the difference between the deferred tax liability originally accrued on the IOs at the higher rate and the reduced long-term capital gain rate of 6.25%.
      During 2004, as a result of the correction in the methodology use to determine the fair value of its portfolio of IOs and the recharacterization of certain mortgage loan transfers as secured borrowings, the Company recognized a deferred tax asset and deferred benefit of $190.1 million (before any valuation allowance). This benefit is attributable to the tax effect of the difference between the tax basis of the IOs ($536.6 million) and their restated book value ($49.1 million). The basis differential arises from the fact that Doral Financial paid taxes on the book value of the IOs prior to the restatement, as opposed to the restated value, which would have resulted in a significantly lower tax obligation. The company accounted for this tax benefit pursuant to the guidance in EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations.”
      As a result of the increase in deferred tax assets attributable to the restatement, the Company has evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some of the deferred tax assets will not be realized and as a result, established a valuation allowance. This evaluation included an analysis of the inability of the Company to file consolidated tax returns for its Puerto Rico subsidiaries and, therefore, to utilize losses in one of its subsidiaries to offset gains in another subsidiary, as well as an analysis of the likelihood of realizing the deferred tax assets created in the ordinary course of the Company’s operations. At December 31, 2005, the deferred tax asset, net of its valuation allowance of $75.7 million, amounted to approximately $213.2 million.
      Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. During 2005, certain subsidiaries operated at a loss, and based on the forecast of future taxable income, Doral Financial determined that the associated deferred tax asset could not be realized. Specifically, for the year ended December 31, 2005, the Company expected that the tax benefit of $30.4 million attributable to losses at certain subsidiaries will not be realized and, as a result, is not being recognized in the financial statements.
      During 2005, Doral Financial’s results included non-tax deductible expenses of $29.7 million arising from goodwill impairment and reserves for a potential settlement of the SEC’s investigation of the Company.

Reconciliation of Effective Tax Rate
      The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes. A reconciliation of the difference follows:

	Year Ended December 31,

(Dollars in thousands)	2005	2004	2003

Income before income taxes	$32,283	$129,303	$166,054

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Tax at statutory rates	$(13,397)	(41.5)	$(50,428)	(39.0)	$(64,761)	(39.0)
Tax effect of exempt income, net of expense disallowance	42,229	130.8	48,271	37.3	63,432	38.2
Net tax benefit (expense) from capital gain transactions	706	2.2	86,807	67.1	(18,414)	(11.1)
Effect of net operating losses not used	(30,420)	(94.2)	—	—	—	—
Deferred tax valuation Allowance	(4,440)	(13.8)	—	—	—	—
Non-tax deductible expenses	(12,311)	(38.1)	—	—	—	—
Other, net	(1,458)	(4.5)	841	0.7	(4,173)	(2.5)

Income tax (provision) benefit	$(19,091)	(59.1)	$85,491	66.1	$(23,916)	(14.4)

      The components of income tax expense for the years ended December 31 are summarized below:

(In thousands)	2005	2004	2003

Current income tax expense	$(17,720)	$(87,138)	$(25,261)
Deferred income tax (provision) benefit	(1,371)	172,629	1,345

Total income tax (expense) benefit	$(19,091)	$85,491	$(23,916)

      At December 31, the components of the net deferred tax asset were:

(In thousands)	2005	2004

Deferred income tax asset (liability) resulting from:
Deferred income for tax purposes	$1,391	$(4,085)
Net unrealized losses on securities	4,928	5,507
Unrealized losses on derivative activities	(6,903)	13,192
Stock-based compensation	3,531	5,538
Differential in tax basis of IOs sold	203,784	204,674
Net operating loss carry-forward	30,420	—
Net deferred origination fees	17,323	13,762
Allowance for loan and lease losses	14,622	8,197
MSRs impairment	6,279	7,392
Recourse obligation	7,154	4,451
Other reserves and allowances	6,384	11,538

	288,913	270,166

Valuation allowance	(75,696)	(53,142)

Net deferred tax asset	$213,217	$217,024

23.	Related Party Transactions
      At December 31, 2005, the Company had $13.4 million of loans outstanding to officers (including former officers who left during 2005), directors and 5% or more stockholders, of which $9.0 million are secured by mortgages on real estate. Furthermore, the Company had construction loans receivable outstanding and commitments to extend credit to related parties of $34.5 million and approximately $3.9 million, respectively.
      Doral Bank — PR and Doral Bank — NY have had, and expect to have in the future banking transactions in the ordinary course of business with directors and executive officers of Doral Financial as well as their affiliated entities. In particular, Doral Bank has made construction loans to development entities controlled by Arturo Madero, the spouse of Zoila Levis, the former President of Doral Financial. All extensions of credit to any of these persons by Doral Bank or Doral Bank — NY have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. As part of a credit analysis, the Company classified as sub-standard a construction loan extended to a partnership controlled by Arturo Madero with an outstanding balance of $17.4 million and assigned a credit reserve of $3.9 million related. Subsequently, the Company also classified as sub-standard another construction loan to a partnership controlled by Mr. Madero with an outstanding balance of $16.3 million. This loan was subsequently repaid.
      During 2004, Doral Financial made contributions of $200,000 to the Fundación Chana Goldstein y Samuel Levis, Inc., a Puerto Rico not-for-profit corporation engaged in various charitable activities in Puerto Rico addressing homelessness, substance abuse, violence and high-school drop-out problems. Former officers and directors of the Company, including Salomón Levis, Zoila Levis and David Levis are members, among others, of the board of trustees of Fundación Chana Goldstein y Samuel Levis, Inc., and María Fernanda Levis, the daughter of David Levis, is the executive director of this entity. Doral Financial also provided rent free office space and other significant human and operational resources to support the activities of this entity. During 2005, Doral Financial Corporation made no direct monetary contributions to this charitable foundation. Also during 2005, the foundation’s offices were relocated to non-Company premises. The amount related to the provision of space and other resources during the period is considered immaterial.
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
      From time to time, Doral Financial or its subsidiaries make mortgage loans to persons who purchase homes in residential housing projects developed by entities controlled by Efraim Kier, a director of Doral Financial, and Arturo Madero, the spouse of Zoila Levis, the former President of Doral Financial. All such loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions for persons purchasing homes in projects developed by unaffiliated persons.

24.	Financial Instruments with Off-Balance Sheet Risk
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
      The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments. At December 31, 2005, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $522.1 million and $6.6 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $186.0 million. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.
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
      A geographic concentration exists within the Company’s loan servicing portfolio, since approximately 99% of the Company’s lending activity is with customers located in Puerto Rico, and most of its loans are secured by properties located in Puerto Rico.
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

25.	Commitments and Contingencies
      The Company has several non-cancelable operating leases for office facilities expiring from 2006 through 2011 and thereafter. Total minimum rental commitments for leases in effect at December 31, 2005, were as follows:

(In thousands)	Amount

2006	$8,339
2007	7,641
2008	6,943
2009	6,647
2010	5,897
2011 and thereafter	36,440

$71,907

      Total rent expense for the years ended December 31, 2005, 2004 and 2003, amounted to approximately $9.0 million, $7.8 million, and $7.3 million, respectively.
      As of December 31, 2005, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.
      During 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the restatement.

Lawsuits
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
      On February 8, 2006, Judge Owen entered an order appointing the West Virginia Investment Management Board as lead plaintiff and approving the selection of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiffs’ counsel. On June 22, 2006, the lead plaintiff filed a consolidated amended complaint alleging securities fraud during the period between March 15, 2000 and October 25, 2005, based on allegations similar to those noted above, as well as based on the reversal of certain transactions entered into by Doral Financial with other Puerto Rico financial institutions and on weaknesses in Doral Financial’s control environment as described in the Company’s amended annual report on Form 10-K/ A for 2004. The consolidated amended complaint seeks unspecified compensatory damages (including interest), costs and expenses, and injunctive relief. The deadline for defendants to respond to the amended complaint is currently September 15, 2006.
      Shareholder Derivative Lawsuits. Certain officers and directors and former officers and directors of the Company were also named as defendants in four shareholder derivative actions filed in the U.S. District Court for the Southern District of New York between June 2, 2005 and June 13, 2005. A fifth derivative lawsuit was filed in New York state court and was subsequently removed to the U.S. District Court for the Southern District of New York. These derivative actions purport to bring claims on behalf of the Company based principally on allegations that Doral Financial’s officers and directors allowed Doral Financial to use inadequate procedures and financial controls in connection with the Company’s financial statements and made misstatements to the public concerning the Company’s financial controls and financial performance. Two derivative lawsuits have been voluntarily dismissed by plaintiffs. The three remaining derivative actions are pending before Judge Owen and have been consolidated with the class actions during pretrial proceedings. The relief sought in these derivative actions includes contribution in respect of the securities actions, unspecified compensatory damages on behalf of Doral Financial, disgorgement of defendants’ profits and compensation, equitable and/or injunctive relief, costs and other expenses. On April 27, 2006, Judge Owen appointed Rosenbaum Capital, LLC as lead derivative plaintiff and the law firm of Federman & Sherwood as lead derivative plaintiffs’ counsel. On June 21, 2006, Judge Owen stayed the derivative actions pending disposition of motions to dismiss the securities class action and established a deadline of 45 days after final disposition of such motions for the filing of the consolidated amended complaint.
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
      Doral Financial cannot predict the outcome of the lawsuits described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of these lawsuits. Accordingly, no reserve is being established in Doral Financial’s financial statements at this time. Doral Financial cannot determine whether these lawsuits will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Doral Financial.

Other Legal Matters
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
      Doral Financial has been engaged in discussions with the staff of the SEC regarding a possible resolution to its investigation of the Company’s restatement, and has reserved $25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Company. Any settlement is subject to acceptance and authorization by the Commission. There can be no assurance that the Company’s efforts to resolve the SEC’s investigation with respect to the Company will be successful, or that the amount reserved will be sufficient, and the Company cannot predict the timing or the final terms of any settlement.
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
      On March 17, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank — PR, entered into consent orders with the Federal Reserve, the FDIC and the CFI. The mutually agreed upon orders require Doral Financial and Doral Bank — PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. No fines or monetary penalties were assessed against Doral Financial or Doral Bank — PR under the orders.
      Under the terms of the consent order with the FDIC and the CFI, Doral Bank — PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior consent of the FDIC and the CFI.

      The consent order with the Federal Reserve contains similar restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with, Doral Bank — PR, without the prior approval of the Federal Reserve. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date.
      Doral Financial cannot predict the outcome of the matters described above and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of these matters. Except with respect to the SEC’s investigation, no reserve is being established in Doral Financial’s financial statements at this time. Doral Financial cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on the business, results of operations, financial condition and liquidity of Doral Financial.

26.	Retirement and Compensation Plans
      The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution that is invested in its common stock equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation, as defined. For those participants to the Plan with an annual compensation up to $30,000, the Company makes a matching contribution that is invested in its common stock equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation, as defined. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2005, 2004 and 2003, amounted to approximately $755,000, $651,000, and $604,000, respectively.
      The Company has unfunded deferred incentive compensation arrangements (the “Deferred Compensation”) with certain employees. The Deferred Compensation is determined as a percentage of net income arising from the mortgage-banking activities, as defined, and is payable to participants after a five-year vesting period. The expense for the years ended December 31, 2005, 2004 and 2003, amounted to approximately $491,000, $430,000 and $492,000, respectively.
      The Company also has incentive compensation arrangements payable currently with certain officers. The incentive payments are based on the amount of consolidated net income (adjusted for certain amounts such as extraordinary gains or losses) in excess of an established return on the stockholders’ equity target, as defined in the agreements. The expense under these arrangements for the years ended December 31, 2004 and 2003, amounted to approximately $2.6 million and $3.8 million, respectively. The Company did not recognize any expense under these agreements for the year ended December 31, 2005.
      As of December 31, 2005, the Company had no defined benefit or post-employment benefit plans.

27.	Capital Stock and Additional Paid-In Capital
      On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% Perpetual cumulative convertible preferred stock (the “convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. The convertible preferred stock ranks on parity with the Company’s 7.00% noncumulative monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% noncumulative monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% noncumulative monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below). The net proceeds of the Company after the underwriting discounts and expenses were approximately

$336.5 million. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2005, there were 1,380,000 shares issued and outstanding. During 2005, the Company paid dividends of $11.875 per share (an aggregate of $16.4 million) on the convertible preferred stock. Refer to Note 30 for additional information regarding specific conditions for the convertible preferred stock.
      During the second quarter of 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2005, there were 4,140,000 shares issued and outstanding. During 2005, the Company paid dividends of $1.8125 per share (an aggregate of $7.5 million) on the 7.25% preferred stock. The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share. The net proceeds to the Company after the underwriting discounts and expenses were approximately $100 million.
      On August 31, 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2004, there were 2,000,000 shares issued and outstanding. During 2005, the Company paid dividends of $2.0875 per share (an aggregate of $4.2 million) on the 8.35% preferred stock.
      The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.
      On February 22, 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50 per share, its liquidation preference. As of December 31, 2005, there were 1,495,000 shares issued and outstanding. During 2005, the Company paid dividends of $3.50 per share (an aggregate of $5.2 million) on the 7% preferred stock. The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.
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
      As discussed in Note 3, current regulations limit the amount in dividends that Doral Bank — PR and Doral Bank — NY may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank — PR or Doral Bank — NY to fall below the regulatory capital requirements. In addition, the Federal Reserve Board has issued a policy statement that provides that insured banks and financial holding companies should generally pay dividends only out of current operating earnings. See Note 36, for additional information regarding restrictions to pay dividends as a result of consent orders entered by the Company with the Board of Governors of the Federal Reserve System, the FDIC and the CFI.

      The Company has never received any dividend payment from its U.S. subsidiaries. Any such dividend paid from a U.S. subsidiary to the Company would be subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code. The Company has not recorded any deferred tax liability on the unremitted earnings of its U.S. subsidiaries because the reinvestment of such earnings is considered permanent.

28.	Stock Option Plans
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
      Effective April 21, 2004, the Company adopted the Doral Financial Corporation Omnibus Incentive Plan ( the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. This plan allows the issuance of up to 4,000,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events (as described below), to any employee, including officers and directors who are also employees of the Company. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. In case of a stock split, reorganization, merger or other similar event affecting the common stock, the Compensation Committee, in its discretion, shall adjust appropriately (a) the aggregate number of shares of common stock available for awards, (b) the aggregate limitations on the number of shares that may be awarded as a particular type of award or that may be awarded to any particular participant in any particular period, and (c) the aggregate number of shares subject to outstanding awards and the respective exercise prices or base prices applicable to outstanding awards. During 2005, 100,000 stock options were granted under the Omnibus Plan to the Company’s interim Chief Executive Officer. The options vest fully on the earlier of (1) the recruitment by the Company of a permanent Chief Executive Officer; or (2) September 15, 2006.
      Since January 1, 2003, the Company expenses the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The compensation expense associated with expensing stock options for 2005 was approximately $8.1 million (2004 — $9.7 million; 2003 — $4.5 million). During 2005, the Company implemented significant changes to its senior management that cause the departures of certain officers that resulted in the forfeitures of 535,000 unvested stock options. When unvested options are forfeited, any compensation expense previously recognized on the forfeited unvested options is reversed in the period of the forfeiture. The compensation expense associated with unvested forfeited stock options previously recognized and reversed during 2005 amounted to $5.0 million. At December 31, 2005, there were 2,198,914 stock options exercisable under the Old Plan. The remaining stock options under the Old Plan will become exercisable in 2006 (7,500).

      The activity of stock options during 2005, 2004 and 2003 is set forth below:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Beginning of year	5,527,538	$16.08	3,972,488	$9.97	4,103,775	$9.83
Options granted	100,000	12.76	1,560,000	31.60	—	—
Options exercised	(21,374)	5.59	(4,950)	6.76	(131,287)	5.66
Options purchased	(6,750)	15.57	—	—	—	—
Options expired and unexercised	(2,758,000)	14.08	—	—	—	—
Unvested options
forfeited	(535,000)	31.51	—	—	—	—

End of year	2,306,414	$14.84	5,527,538	$16.08	3,972,488	$9.97

      The following table summarizes the exercise price and the weighted-average remaining contractual life of the options outstanding at December 31, 2005.

		Weighted-Average
Exercise	Outstanding	Contract Life
Price	Options	(Years)

$6.76	32,288	2.25

$5.00	855,000	3.98

$5.28	41,626	4.29

$16.08	787,500	6.18

$31.51	400,000	8.00

$33.73	15,000	8.06

$32.96	75,000	8.00

$12.76	100,000	9.75

      The fair value of the options granted in 2005 was estimated using the Binomial Tree option-pricing model, changed from the Black-Scholes option-pricing model used in 2004, with the following assumptions:

	2005	2004

Stock price at grant date and exercise price	$12.76	$31.60
Stock option estimated fair value	$2.95	$12.45
Expected stock option term (years)	4.8	9
Expected volatility	38%	31%
Expected dividend yield	5.76%	1.51%
Risk-free interest rate	4.28%	4.39%
      The binomial model is an open form or lattice model. Due to its flexibility and since new rules encourage the use of the binomial model, the Company adopted the Binomial Tree option-pricing model during 2005. However, in order to compare results, options granted during 2005 were also valued using the Black-Scholes model. As expected, this exercise resulted in a similar fair value.

29.	Supplemental Income Statement Information
      Employee costs and other expenses are shown in the Consolidated Statements of Income, net of direct loan origination costs which, pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS 91”) are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable. Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Year Ended December 31,

(In thousands)	2005	2004	2003

Employee costs, gross	$131,861	$129,439	$108,143
Deferred costs pursuant to SFAS No. 91	(41,064)	(39,155)	(33,766)

Employee cost, net	$90,797	$90,284	$74,377

Other expenses, gross	$37,310	$33,219	$27,444
Deferred costs pursuant to SFAS No. 91	(8,318)	(6,279)	(5,960)

Other expenses, net	$28,992	$26,940	$21,484

      As of December 31, 2005, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to $30.8 million (2004 — $27.0 million) and $15.7 million (2004 — $14.3 million), respectively.

30.	Earnings per Share
      The reconciliation of the numerator and denominator of the basic and diluted earnings per share, follows:

	Year Ended December 31,

(Dollars in thousands, except per share data)	2005	2004	2003

Net Income:
Net Income	$13,192	$214,794	$142,138
Convertible preferred stock dividends	(16,387)	(16,387)	(4,176)
Nonconvertible preferred stock dividends	(16,912)	(16,912)	(16,912)

Net (loss) income attributable to common stock	$(20,107)	$181,495	$121,050

Weighted-Average Shares:
Basic weighted-average number of common shares outstanding	107,927,037	107,907,699	107,861,415
Incremental shares issuable upon exercise of stock options	—	3,162,349	2,572,747

Diluted weighted-average number of common shares outstanding	107,927,037	111,070,048	110,434,162

Net (loss) Income per Common Share:
Basic	$(0.19)	$1.68	$1.12

Diluted	$(0.19)	$1.63	$1.10

      For the years ended December 31, 2005, 2004 and 2003, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock issued in the second half of 2003 that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, except for the computation of diluted earnings per share for the fourth quarter of 2004. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.
      For the years ended December 31, 2005 options to purchase 2,306,414 shares of common stock were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the years ended December 31, 2004 and 2003, all stock options outstanding were included in the computation of weighted-average outstanding shares.
31.  Disclosures about Fair Value of Financial Instruments
      The following disclosure of the estimated fair value of financial instruments as of December 31, 2005 and 2004, is made by the Company using available market information and appropriate valuation methods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	2005		2004

	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$192,141	$192,141	$64,940	$64,940
Money market investments	1,354,361	1,354,361	2,470,786	2,470,786
Securities held for trading	388,676	388,676	489,070	489,070
Securities available for sale	4,631,573	4,631,573	4,982,508	4,982,508
Securities held to maturity	2,099,694	2,051,451	2,301,695	2,253,693
Mortgage loans held for sale(1)	5,322,195	5,367,648	4,922,507	5,171,628
Loans receivable	2,477,960	2,415,125	1,747,699	1,674,350
Servicing assets	150,576	163,651	123,586	125,111
Financial liabilities:
Deposits	$4,237,269	$4,209,361	$3,643,080	$3,641,859
Securities sold under agreements to repurchase	6,054,598	6,034,531	6,305,163	6,304,977
Advances from FHLB	969,500	966,197	1,294,500	1,284,227
Loans payable	3,578,230	3,401,382	3,638,507	3,614,548
Notes payable	965,621	879,941	1,095,977	1,134,831

(1)	Includes $74.0 million and $71.2 million for 2005 and 2004, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option (See Note 2).

      The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:
      Cash and due from banks and money market investments: valued at the carrying amounts in the Consolidated Statements of Financial Condition. The carrying amounts are reasonable estimates of fair value due to the relatively short period to maturity.
      Mortgage loans held for sale, securities held for trading, securities held to maturity and securities available for sale: valued at quoted market prices, if available. For securities without quoted prices, fair values represent quoted market prices for comparable instruments. In certain other cases, particularly in the case of the Company’s IOs, fair values have been estimated based on an internal valuation model which incorporates observable parameters of risk. Estimated future cash flows for variable IOs are based on the SWAP forward curve and discounted with the SWAP spot rate curve plus a spread. The spread over the discount rate is based on mortgage IO Z-spreads quoted by major financial institutions. Forecasted prepayments on the underlying mortgage portfolio are based on publicly available U.S. mainland projected CPRs scaled by an empirically estimated factor that takes into consideration the prepayment experience of loans originated in Puerto Rico. The fair value of derivative financial instruments is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses of open contracts. Market or dealer quotes are available for many derivatives; otherwise, pricing or valuation models are applied to current market information to estimate fair value.
      Loans receivable: valued on the basis of estimated future principal and interest cash flows, discounted at rates commensurate with the loan characteristics. The same methodology described above was used to forecast prepayments. Future cash flows for homogeneous categories of loans, such as residential mortgage loans, are estimated on a portfolio basis and discounted at current rates offered for similar loan terms to new borrowers with similar credit profiles. In certain circumstances, quoted market prices for securities backed by similar loans, adjusted for different loan characteristics, are also used in estimating fair value.
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
      Loans payable: To estimate the fair value of secured borrowings with local financial institutions, future cash flows are estimated based on the SWAP forward curve and discounted with the SWAP spot rate curve plus a spread of 100 basis points. This spread is equivalent to the Company’s cost over LIBOR for warehousing lines of credit.
      Notes payable, advances from FHLB and securities sold under agreements to repurchase: valued utilizing discounted cash flow analysis over the remaining term of the obligation using market rates for similar instruments.
32.  Risk Management Activities
      The primary market risk facing the Company is interest rate risk. Interest rate risk includes the risk that the value of the Company’s assets or liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from the mortgage loans and investment portfolios will change in response to changes in interest rates.

      Asset-liability risk management activities are conducted in the context of the Company’s sensitivity to interest rate changes. This sensitivity arises due to changes in interest rates, since many of the Company’s assets are of a fixed rate nature. Changes in interest rates affect the value of mortgage loans held for sale and securities held for trading from the time such assets are originated to the time these assets are sold on a contractual basis. The Company’s variable rate IOs are sensitive to changes in interest rates. The amounts payable to investors on variable rate IOs are tied to a floating rate based on a spread over the 3-month LIBOR that resets quarterly. Interest-bearing liabilities reprice more frequently than interest-earning assets and, therefore, the Company’s net interest income is affected by changes in interest rates and the relation between long-term and short-term interest rates.
      To achieve its risk management objectives, the Company uses a combination of derivative financial instruments, particularly futures and options, as well as other types of contracts such as forward sales commitments, interest rate swaps and interest rate caps and collars.
      The following tables summarize the derivative open positions and transactions, for the year:

	Notional Amount, Gross(1)		Notional Amount, Net(1)		Fair Value, Net(2)		Realized and
	at December 31,		at December 31,		at December 31,		Unrealized
							Net Gains
(In thousands)	Long	Short	Long	Short	Long	Short	(Losses)

2005
Options on futures	$12,600,000	$—	$12,600,000	$—	$1,969	$—	$(32,292)
Options on Eurodollars	—	—	—	—	—	—	3,724
Forward contracts	—	—	—	—	—	—	(7,651)
Options on bonds and mortgage-backed securities	—	250,000	—	250,000	—	(1,123)	7,728
Futures on U.S. Treasury bonds and notes	—	—	—	—	—	—	2,924
Futures on Eurodollars	—	—	—	—	—	—	13,690
Interest rate swaps	1,700,000	—	1,700,000	—	24,395	—	16,684
Interest rate caps and collars	—	—	—	—	—	—	(4,475)

	$14,300,000	$250,000	$14,300,000	$250,000	$26,364	$(1,123)	$332

2004
Options on futures	$3,370,000	$970,000	$2,400,000	$—	$6,992	$—	$(50,674)
Options on Eurodollars	30,200,000	25,100,000	5,500,000	400,000	(6,293)	(3,147)	1,388
Forward contracts	484,873	414,234	484,873	414,234	(750)	(713)	(19,998)
Options on bonds and mortgage-backed securities	1,560,000	—	1,560,000	—	1,734	—	(19,508)
Futures on U.S. Treasury bonds and notes	—	320,000	—	320,000	—	(1,550)	(61,034)
Futures on Eurodollars	—	7,120,000	—	7,120,000	—	(2,529)	(4,319)
Interest rate swaps	700,000	—	700,000	—	1,819	—	763
Interest rate caps and collars	2,100,000	—	2,100,000	—	10,109	—	(4,239)

	$38,414,873	$33,924,234	$12,744,873	$8,254,234	$13,611	$(7,939)	$(157,621)

(1)	Notional amount indicates the balances on which payments are being determined and does not represent the Company’s exposure to counterparties’ credit risk.

(2)	Fair values presented above are classified by instrument type netted by counterparty. Thus, fair values are not netted by counterparty across instrument type as required to measure counterparty credit risk exposure. The amount of derivatives assets, at fair value netted by counterparty, included in “Trading Securities” amounted to $25.2 million and $13.6 million, as of December 31, 2005 and 2004, respectively. The amount of derivatives liabilities, at fair value netted by counterparty, presented as part of “Accrued expenses and other liabilities” amounted to approximately $8.0 million as of December 31, 2004. Refer to Note 6 for additional information regarding the impact of the fair value hedge on the consolidated results for 2004.

      Options are contracts that grant the purchaser the right to buy or sell the underlying asset by a certain date at a specified price. The risk involved from the buyer perspective with purchased option contracts is normally limited to the price of the options. The risk involved with selling call option contracts is the difference between the price of the underlying financial instrument and the strike price less the premium. In the case of put option contracts, the risk is the difference between the strike price and the price of the underlying financial instrument less the premium. Futures contracts are commitments to either purchase or sell designated instruments, such as U.S. Treasury securities, at a future date for a specified price. Futures contracts are generally traded on an exchange, are marked-to-market daily, and are subject to margin requirements. Forward contracts are generally over-the-counter or privately negotiated contracts to sell a specified amount in certain instruments such as mortgage-backed securities and loans at a specified price at a specified future date. Because these contracts are not traded on an exchange and are generally not marked-to-market on a daily basis, they are subject to greater credit risks than futures contracts.
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
      The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal obligation. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2005. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.
INTEREST RATE SWAPS

(Dollars in thousands)

Notional			Interest Rate	Interest Rate	Fair
Amount	Maturity Date	Purpose	Received	Paid	Value

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.340%	4.430%	$3,504
$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.350%	4.443%	$3,443
$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.480%	3.688%	$1,876
$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.480%	3.655%	$1,931
$200,000	November, 2009	To protect the spread of the variable IOs	4.300%	3.773%	$7,507
$200,000	November, 2009	To protect the spread of the variable IOs	4.368%	3.975%	$6,134

      These swaps were not designated as hedges in accordance with SFAS 133, and, therefore, changes in fair value are recorded in current operations as part of net gain (loss) on securities held for trading in the Consolidated Financial Statements of Income.
33.     Segment Information
      The Company operates in four reportable segments identified by line of business: mortgage banking and risk management activities, banking (including thrift operations), institutional securities operations and insurance agency activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Investment activities by Doral Bank — PR and by Doral Financial at the parent company level through their respective international banking entities are included within the banking and mortgage banking segments, respectively. During 2004, the Company phased out the operation of its international banking entity organized as a division at the parent company level.
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

(In thousands)	2005	2004	2003

Net interest income
Reportable segments:
Mortgage banking and risk management	$82,871	$138,222	$98,040
Banking	191,170	181,101	125,994
Institutional securities	2,298	3,439	3,601
Insurance agency	2,001	5,269	2,037
Intersegment eliminations(1)	2,257	9,592	7,787

Consolidated net interest income	$280,597	$337,623	$237,459

Non-interest income (loss)
Reportable segments:
Mortgage banking and risk management	$28,327	$(108,784)	$32,981
Banking	56,784	116,854	84,543
Institutional securities	2,200	4,394	7,784
Insurance agency	12,153	10,603	7,931
Intersegment eliminations(1)	(36,916)	(6,889)	(14,434)

Consolidated non-interest income	$62,548	$16,178	$118,805

Net income (loss)
Reportable segments:
Mortgage banking and risk management	$(62,787)	$30,461	$24,641
Banking	96,968	165,521	108,347
Institutional securities	2,068	4,366	5,551
Insurance agency	8,393	10,932	6,058
Intersegment eliminations(1)	(31,450)	3,514	(2,459)

Consolidated net income	$13,192	$214,794	$142,138

Identifiable assets
Reportable segments:
Mortgage banking and risk management	$5,914,162	$6,089,814	$4,636,547
Banking	11,557,952	11,726,001	7,198,136
Institutional securities	52,579	155,839	160,717
Insurance agency	15,999	93,460	48,611
Intersegment eliminations(1)	(241,943)	(225,738)	(282,463)

Consolidated total identifiable assets	$17,298,749	$17,839,376	$11,761,548

(1)	For purposes of the intersegment eliminations in the above table, income includes servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the Corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

      The breakdown of non-interest income for the mortgage banking and risk management and banking segments, for the periods presented, follows:

(In thousands)	2005	2004	2003

Mortgage Banking and Risk Management
Non-interest income:
Net gain (loss) on mortgage loan sales and fees	$15,186	$(41,823)	$52,821
Investment activities (loss)	(42,348)	(75,125)	(51,195)
Servicing income	19,347	3,967	29,521
Commissions, fees and other income	36,142	4,197	1,834

Total mortgage banking non-interest income	$28,327	$(108,784)	$32,981

Banking
Non-interest income:
Net gain on mortgage loan sales and fees	$36,336	$127,884	$49,141
Investment activities (loss) income	(2,050)	(28,387)	24,398
Servicing income (loss)	27	214	(1,399)
Commissions, fees and other income	22,471	17,143	12,403

Total banking non-interest income	$56,784	$116,854	$84,543

      The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)	2005	2004	2003

Net interest income
Reportable operations:
Puerto Rico	$261,009	$323,675	$226,656
Mainland U.S.	19,366	13,814	10,743
Interoperation eliminations	222	134	60

Consolidated net interest income	$280,597	$337,623	$237,459

Non-interest income
Reportable operations:
Puerto Rico	$62,578	$14,760	$114,976
Mainland U.S.	471	1,644	4,219
Interoperation eliminations	(501)	(226)	(390)

Consolidated non-interest income	$62,548	$16,178	$118,805

Net income
Reportable operations:
Puerto Rico	$10,398	$212,795	$140,181
Mainland U.S.	2,769	1,830	2,068
Interoperation eliminations	25	169	(111)

Consolidated net income(1)	$13,192	$214,794	$142,138

Identifiable assets
Reportable operations:
Puerto Rico	$16,724,839	$17,323,640	$11,328,764
Mainland U.S.	677,647	569,935	527,322
Interoperation eliminations	(103,737)	(54,199)	(94,538)

Consolidated total identifiable assets	$17,298,749	$17,839,376	$11,761,548

(1)	Net of an income tax expense of $16.8 million for 2005, income tax benefit of $86.9 million for 2004 and income tax expense of $22.2 million for 2003 related to Puerto Rico operations. For the year ended December 31, 2005, 2004 and 2003, the provision for income taxes for the Company’s U.S. subsidiaries amounted to $2.3 million, $1.4 million and $1.7 million, respectively.

34.     Quarterly Results of Operations (Unaudited)
      Financial data showing results for each of the quarters in 2005, 2004 and 2003 are presented below. These results are unaudited. In the opinion of management all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement have been included:

(In thousands, except per share data)	1st	2nd	3rd	4th

2005
Interest income	$215,529	$238,470	$248,520	$245,260
Net interest income	75,053	76,341	66,553	62,650
Provision for loan and lease losses	4,047	3,658	9,370	5,294
Non-interest income (loss)	35,014	(34,553)	79,011	(16,924)
Income (loss) before income taxes	49,613	(27,505)	65,918	(55,743)
Net income (loss)	39,229	(22,787)	40,929	(44,179)
Net income (loss) attributable to common shareholders	30,904	(31,112)	32,605	(52,504)
Earnings (loss) per common share — Basic	0.29	(0.29)	0.30	(0.49)
Earnings (loss) per common share — Diluted	0.28	(0.29)	0.30	(0.49)
2004
Interest income	$159,867	$172,803	$187,785	$202,254
Net interest income	77,516	84,956	90,664	84,487
Provision (recovery) for loan and lease losses	1,769	3,481	5,344	(210)
Non-interest income (loss)	1,627	10,988	(4,130)	7,693
Income before income taxes	31,208	39,971	26,500	31,624
Net income	34,953	29,606	24,083	126,152
Net income attributable to common shareholders	26,628	21,281	15,759	117,827
Earnings per common share — Basic	0.25	0.20	0.14	1.09
Earnings per common share — Diluted	0.24	0.19	0.14	1.02
2003
Interest income	$130,489	$133,807	$138,790	$154,619
Net interest income	50,798	52,684	60,125	73,852
Provision for loan and lease losses	2,641	1,557	3,235	4,146
Non-interest income (loss)	36,892	36,403	54,252	(8,742)
Income before income taxes	42,766	44,866	66,391	12,031
Net income (loss)	36,017	41,655	70,603	(6,137)
Net income (loss) attributable to common shareholders	31,789	37,427	66,296	(14,462)
Earnings (loss) per common share — Basic	0.29	0.35	0.61	(0.13)
Earnings (loss) per common share — Diluted	0.29	0.34	0.60	(0.13)

Out of Period Adjustments
      In the fourth quarter of 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005, as a whole, the Company corrected these errors in the fourth quarter of 2005.
      The errors in the Company’s previously reported financial information, and the failure to prevent them or detect them in the Company’s financial reporting process, were largely attributable to ineffective controls, particularly the lack of effective controls over the financial close and reporting process. As part of the Company’s remediation program, the Company is taking steps to add skilled resources to improve controls and increase the reliability of its financial closing process.

Description of Out of Period Adjustments

Accrual of Interest Income and Expense on Recharacterized Loan Transfers:
      As part of the restatement of its financial statements, the Company developed software to process the accounting for the mortgage loan assets and related loans payable resulting from the recharacterization as secured borrowings of certain prior mortgage loan transfers. This system erroneously calculated the interest income and interest expense resulting from those items on a cash basis, rather than on an accrual basis as required by GAAP. This error affected all quarterly and annual periods from 2000 to the present, but the effect was not material in any reporting period.

Forfeiture of Unvested Stock Options:
      During the third quarter of 2005, the Company should have reversed approximately $5.0 million in compensation expense from the forfeiture of unvested stock options resulting from the departure of some of its former senior executives.

Valuation Allowance on Deferred Tax Assets:
      During 2005, the Company erroneously calculated the valuation allowance on deferred tax assets and recorded adjustments to its results for the fourth quarter of 2005. Specifically, the Company failed to consider the appropriate factors in estimating the valuation allowance for its deferred tax assets. These adjustments relate to errors made during the first three quarters of 2005.

Other Adjustments:
      The Company identified other items that did not conform to GAAP and recorded adjustments to its results for the fourth quarter of 2005 that relate to previously reported periods. Substantially all of these adjustments relate to errors made during the first three quarters of 2005 and do not relate to prior annual periods. The most significant of these errors relate to the valuation of the Company’s interest-only strips, the capitalization of servicing advances for insurance and taxes on delinquent loans and real estate owned properties and the accounting for foreclosed properties. The error in the valuation of the IOs was related to a mistake in gathering the data for calculating the regression factor used to determine prepayment assumptions, and not to an error in the valuation methodology.

Impact of Out of Period Adjustments
      The following tables summarize the impact to the fourth quarter of 2005 of amounts recorded in those periods that relate to prior periods, which relate to reported net interest income and net income.

Impact of Adjustments on
Net Interest Income for
the Three Months Ended
(In thousands)	December 31, 2005

Net interest income, as reported	$62,650
Impact of Adjustments
Accrual of interest income and expenses on recharacterized loan transfers	(2,062)
Forfeiture of unvested stock options	—
Valuation allowance on deferred tax assets	—
Other adjustments	282

Total net adjustments	(1,780)

Net interest income (exclusive of out of period amounts)	$60,870

Impact of Adjustments on
Net Loss for the Three
Months Ended
(In thousands)	December 31, 2005

Net loss, as reported	$(44,179)
Impact of Adjustments
Accrual of interest income and expenses on recharacterized loan transfers	(1,206)
Forfeiture of unvested stock options	(2,922)
Valuation allowance on deferred tax assets	(903)
Other adjustments	2,674

Total net adjustments	(2,357)

Net loss (exclusive of out of period amounts)	$(46,536)

      These adjustments had the effect of increasing the Company’s diluted loss per share for the fourth quarter of 2005 by $0.02.
      The Company recorded the tax impact of the out of period adjustments described above, where applicable, based on the Puerto Rico statutory tax rate.
      Had these errors been recorded in the proper period, the Company’s net interest income as reported would decrease by $5.2 million for 2005 and by $0.2 million for 2004 and would increase by $2.2 million for 2003. Net income as reported would decrease by $2.0 million (or an increase in net loss per diluted share of $0.02) for 2005 and by $0.6 million for 2004 (or $0.01 per diluted share), and would increase by $1.4 million (or $0.01 per diluted share) for 2003.

35.     Doral Financial Corporation (Holding Company Only) Financial Information
      The following condensed financial information presents the financial position of the holding company only as of December 31, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2005.
       Doral Financial Corporation
       (Parent Company Only)
       Statements of Financial Condition

	As of December 31,

(In thousands)	2005	2004

Assets:
Cash and cash equivalents	$470,497	$720,643

Investment securities:
Trading securities, at fair value	226,214	211,638
Securities available for sale, at fair value	1,262	339,158
Securities held to maturity, at amortized cost	119,886	67,598

Total investment securities	347,362	618,394

Mortgage loans held for sale, at lower of cost or market	4,106,315	3,783,205
Loans receivable, net	58,917	70,937
Servicing assets, net	150,384	123,330
Premises and equipment, net	15,297	9,522
Other assets	186,840	248,313
Investments in subsidiaries, at equity	1,013,824	1,115,240

Total assets	$6,349,436	$6,689,584

Liabilities and Stockholders’ Equity:
Securities sold under agreements to repurchase	$410,054	$695,878
Loans payable	3,578,230	3,488,451
Notes payable	915,266	1,044,912
Accounts payable and other liabilities	296,077	175,726
Stockholders’ equity	1,149,809	1,284,617

Total liabilities and stockholders’ equity	$6,349,436	$6,689,584

       Doral Financial Corporation
       (Parent Company Only)
       Statements of Income

	For the Year Ended December 31,

(In thousands)	2005	2004	2003

Income:
Dividends from subsidiaries	$46,002	$—	$—
Interest income	366,073	287,237	220,972
Net (loss) gain on mortgage loan sales and fees	(4,317)	(75,117)	17,252
Net gain (loss) on securities held for trading	4,863	(65,989)	(60,409)
Net (loss) gain on sale of investment securities	(40,551)	(7,431)	11,385
Servicing income, net of amortization and impairment	19,348	3,966	29,521
Other income	2,045	2,144	80

Total income	393,463	144,810	218,801

Expenses:
Interest expense	293,478	156,371	134,496
Loan servicing, administrative and general expenses	124,428	76,543	62,707
(Recovery) provision for loan losses	(37)	1,203	837

Total expenses	417,869	234,117	198,040

(Loss) gain before income taxes and equity in earnings of subsidiaries	(24,406)	(89,307)	20,761
Income tax expense	(10,541)	(20,305)	(8,095)
Equity in undistributed earnings of subsidiaries	48,139	324,406	129,472

Net income	$13,192	$214,794	$142,138

       Doral Financial Corporation
       (Parent Company Only)
       Statements of Cash Flows

	Year Ended December 31,

(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$13,192	$214,794	$142,138

Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(94,141)	(324,406)	(129,472)
Loss (gain) on sale of securities	28,049	3,971	(58,655)
Depreciation and amortization	2,042	1,133	1,339
Amortization and impairment of servicing assets	22,799	37,208	9,060
(Recovery) provision for losses on loans and real estate held for sale	(37)	1,203	837
Stock-based compensation recognized	3,872	9,709	4,491
Deferred tax provision (benefit)	9,002	(35,433)	2,636
Originations and purchases of mortgage loans held for sale	(2,653,813)	(3,968,341)	(3,567,136)
Principal repayments and sales of mortgage loans held for sale	2,274,288	1,425,178	1,894,232
Decrease in trading securities	39,350	941,737	1,230,640
Decrease (increase) in servicing assets, prepaid expenses and other assets	52,470	58,775	(37,000)
Increase in accounts payable and other liabilities	120,351	32,312	146,453

Total adjustments	(195,768)	(1,816,954)	(502,575)

Net cash used in operating activities	(182,576)	(1,602,160)	(360,437)

Cash flows from investing activities:
Principal repayments and maturities of securities held to maturity	11,273	54,178	—
Purchases of securities held to maturity	—	—	(177,651)
Purchases of securities available for sale	(2,132,833)	(2,720,443)	(3,093,218)
Principal repayments and sales of securities available for sale	2,433,954	3,249,223	2,559,386
Origination of loans receivable	(14,582)	(64,280)	(101,276)
Principal repayment of loans receivable	26,639	74,727	86,935
Additions to premises and equipment	(7,817)	(4,397)	(2,473)
Purchase of servicing assets	(4,421)	(4,505)	(11,047)
Dividends received from subsidiaries	46,002	—	—

Net cash provided by (used in) investing activities	358,215	584,503	(739,344)

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	(285,824)	(338,075)	(16,119)
Increase in loans payable	89,779	1,464,443	527,362
(Decrease) increase in notes payable	(129,646)	535,274	(1,226)
Issuance of preferred stock, net	—	—	336,506
Issuance of common stock, net	119	33	744
Dividends paid	(100,213)	(98,043)	(63,519)
Cash paid in lieu of fractional shares	—	—	(70)

Net cash (used in) provided by financing activities	(425,785)	1,563,632	783,678

Net (decrease) increase in cash and cash equivalents	(250,146)	545,975	(316,103)
Cash and cash equivalents at beginning of year	720,643	174,668	490,771

Cash and cash equivalents at the end of year	$470,497	$720,643	$174,668

      During 2005, the parent company received dividends of $14.0 million, $20.0 million and $12.0 million from its subsidiaries Centro Hipotecario, Doral Insurance Agency and Doral Securities, respectively.
      As a state non-member bank, Doral Bank — PR’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank — PR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels described in Note 3, above. See Note 36, for additional information regarding restrictions to pay dividends as a result of consent orders entered by the Company with the Board of Governors of the Federal Reserve System, the FDIC and the CFI.
      Savings banks, such as Doral Bank — NY, that meet all applicable capital requirements may make distributions in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income from the preceding two years, without an application to the OTS. See Note 36, for additional information regarding restrictions to pay dividends.
36.     Subsequent Events

General
      On February 9, 2006, the OTS notified Doral Bank — NY that, until further notice, it could not pay any dividend to Doral Financial without the prior approval of the OTS. The OTS also directed Doral Bank — NY not to make any extensions of credit to Doral Financial, purchases of assets or similar transactions, without prior written consent of the OTS.
      During 2006, subsequent to the filing of Doral Financial’s amended 2004 Annual Report on Form 10-K, a number of significant events occurred, including:
      On March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank — PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the CFI. The mutually agreed upon orders require Doral Financial and Doral Bank — PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. No fines or monetary penalties were assessed against Doral Financial or Doral Bank — PR under the orders.
      Under the terms of the consent order with the FDIC and the CFI, Doral Bank — PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior consent of the FDIC and the CFI.
      The consent order with the Federal Reserve contains similar restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with, Doral Bank — PR, without the prior approval of the Federal Reserve. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date.
      On April 25, 2006, the Company announced that the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock, as a prudent capital management decision designed to preserve and strengthen the Company’s capital.
     Restructuring of Certain Prior Mortgage Loan Transfers
      The Company has been and continues to be engaged in negotiations with several local financial institutions to restructure certain prior non-conforming mortgage loan transfers, which in certain cases had been originally recorded as sales but were subsequently characterized as secured borrowings. The negotiations are being conducted primarily for the purpose of improving the Company’s capital ratios and clarifying the parties’ rights and obligations and contemplate a number of different alternatives. These alternatives include the negotiation of loan documentation for transactions recharacterized by the Company as secured borrowings, the sale into the market of mortgage loans that are included in the Company’s balance sheet following the recharacterization of transactions, the repurchase of loans from counterparties and the sale of IOs to counterparties owning the underlying mortgages.
      As part of these negotiations, on April 19, 2006 the Company entered into an agreement with Banco Santander Puerto Rico (“BSPR”), a wholly-owned subsidiary of Santander Bancorp, pursuant to which the Company agreed to acquire from BSPR approximately $617 million of mortgage loans previously sold by the Company to BSPR during 2004 and the first quarter of 2005. This transaction closed in two parts on May 15 and May 16, 2006. Substantially all the mortgage loans purchased from BSPR were resold to a U.S. financial institution on a servicing retained basis on the same date of the purchase.
      Under the original sale agreements with BSPR, the Company was required to pay BSPR a floating pass-through rate tied to LIBOR. The Company also retained a call option which granted it a right to repurchase the mortgage loans at par if the floating pass-though rate was equal or exceeded the weighted-average interest rate on the underlying mortgages. The sale treatment for these transactions was not changed as part of the Company’s restatement of its financial statements for the five year period ended December 31, 2004. However, during the first quarter of 2006, as a result of the continued rise in short-term interest rates the floating pass-through rate exceeded the weighted average interest rate on the underlying mortgages, causing the Company’s call right to become exercisable. Under accounting rules, because the call right became exercisable at the option of the Company, approximately $613 million of mortgage loans had to be brought back on the Company’s balance sheet during the first quarter of 2006.
      On May 25, 2006, the Company entered into a series of credit agreements with FirstBank Puerto Rico (“FirstBank”), a wholly-owned subsidiary of First Bancorp, to document as secured borrowings the loan transfers between the parties that prior to the restatement had been accounted for as sales. The aggregate amount of the borrowings documented under the credit agreements was approximately $2.9 billion. The borrowings accrue interest at a floating rate based on a spread over the applicable 90-day LIBOR subject to a cap and are subject to amortization schedules tied to the scheduled amortizations of the underlying mortgage loans subject to a maximum maturity of 10 years. The borrowings are subject to mandatory prepayments as a result of actual prepayments on, or sales of, the underlying mortgage loans, and the Company may prepay the borrowings at any time, without premium or penalty. On May 30, 2006, the Company sold to a U.S. financial institution on a servicing retained basis approximately $2.4 billion of the loans securing these borrowings and reduced the outstanding principal balance of the borrowings to $450 million.
      On June 30, 2006, the Company entered into an agreement with Westernbank Puerto Rico (“Westernbank”), a wholly owned subsidiary of W Holding Company, Inc., to restructure all outstanding mortgage loan sale transactions between the parties. As of May 31, 2006, the unpaid principal balance of all mortgage loans previously sold by the Company to Westernbank was approximately $954 million.
      Pursuant to the agreement, the Company agreed to transfer to Westernbank its retained interest on the mortgage loans, which was equal to the excess of the weighted-average interest rate on the mortgage loans over the floating pass-through rate payable to Westernbank. As a result, the Company will no longer pay Westernbank a floating pass-through rate, which as of the date of the agreement, exceeded the weighted average coupon with respect to certain mortgage loan pools. In addition, the Company and Westernbank entered into a master servicing agreement pursuant to which the Company will continue servicing the mortgage loans in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. The Company also agreed to repurchase from Westernbank at par any mortgage loans that are 90 or more days delinquent as of May 31, 2006.
      Under the original sale agreements with Westernbank, the Company was required to pay Westernbank a floating pass-through rate tied to LIBOR. The Company also had certain limited recourse obligations with respect to delinquent mortgage loans (generally the obligation to repurchase up to 15% of the principal amount of the mortgage loans sold) and retained a call option to repurchase the mortgage loans at par if the floating pass-through rate equaled or exceeded the weighted-average interest rate on the underlying mortgages. In connection with these agreements, Westernbank agreed to discharge and terminate in full the Company’s recourse obligations under the original mortgage sale agreements (except for obligations with respect to certain representations and warranties made in the original mortgage sale agreements, which will survive for a six month period following the closing of the restructuring agreement).
     Reporting Covenants Under the Company’s Public Debt Indentures
      Under its senior debt indenture, the Company is required to timely file its periodic reports with the trustee. As a result of the restatement, the Company has not yet filed its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006.
      The failure to file the reports becomes a default with respect to any series under the indenture that would allow the required percentage of holders of a series of debt securities to deliver a notice of default to the trustee or the Company. After receipt of any notice of default, the Company would have a 90-day grace period to cure the default before it became an event of default under the senior debt indenture. As of the date of these consolidated financial statements, the Company has not received a notice of default with respect to its reports for the first two quarters of 2006 and expects to file such reports before any failure to file could become an event of default.
      In addition, as of the date of these consolidated financial statements, the Company is not in compliance with its loan agreements with the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (AFICA) as a result of its failure to timely file its 2005 audited consolidated financial statements, the 2005 audited financial statements of Doral Properties, Inc. and certain other certificates. The Company expects to cure this breach before this debt can be accelerated.