Form 10-Q
period 2006-03-31
DORAL FINANCIAL CORP
filed 2006-10-23
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Common stock: 107,948,236 outstanding as of September 30, 2006.

DORAL FINANCIAL CORPORATION
INDEX PAGE

EXPLANATORY NOTE
     Doral Financial Corporation (“Doral Financial” or the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, as a result of the delay in completing the restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of Doral Financial’s amended Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Company’s subsequent reports.
FORWARD LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements. In addition, Doral Financial may make forward-looking statements in its press releases or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	potential adverse developments from ongoing enforcement actions by bank regulatory agencies;

•	potential adverse developments in connection with ongoing shareholder litigation against Doral Financial;

•	risks and uncertainties associated with the refinancing of the Company’s $625 million floating rate notes due July 2007;

•	Doral Financial’s ability to derive sufficient income to realize the benefits of its deferred tax asset;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	risks arising from worsening economic conditions in Puerto Rico;

•	potential adverse developments in connection with the ongoing grand jury investigation by the U.S. Attorney’s Office for the Southern District of New York;

•	risks associated with Doral Financial’s inability to prepare and timely file financial statements;

•	risks arising from the downgrade and potential further downgrades in the credit ratings of Doral Financial’s securities;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments from changes in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in Doral Financial’s 2005 Annual Report on Form 10-K.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2006	2005
ASSETS
Cash and due from banks	$126,452	$192,141

Money market investments:
Money market investments with creditors’ right to repledge	150,800	141,391
Other money market investments	962,959	1,212,970

Total money market investments	1,113,759	1,354,361

Pledged investment securities that can be repledged:

Securities held for trading, at fair value (includes fair value of IOs of $3,550 in 2006; $11,257 in 2005)	187,251	202,759
Securities available for sale, at fair value	3,854,332	4,219,153
Securities held to maturity, at amortized cost (market value of $1,716,893 in 2006; $1,659,237 in 2005)	1,814,857	1,698,264

Total pledged investment securities that can be repledged	5,856,440	6,120,176

Other investment securities:

Securities held for trading, at fair value (includes fair value of IOs of $35,152 in 2006; $62,777 in 2005)	182,227	185,917
Securities available for sale, at fair value	383,331	412,420
Securities held to maturity, at amortized cost (market value of $263,037 in 2006; $392,214 in 2005)	280,124	401,430
Federal Home Loan Bank of NY (FHLB) stock, at cost	76,705	72,205

Total other investment securities	922,387	1,071,972

Total investment securities	6,778,827	7,192,148

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors right to repledge	3,366,680	3,515,156
Other mortgage loans held for sale, at lower of cost or market	2,229,975	1,807,039
Loans receivable, net of allowance for loan and lease losses (2006 - $39,330; 2005 - $35,044)	3,419,944	2,477,960

Total loans	9,016,599	7,800,155

Receivables and mortgage-servicing advances	58,811	66,909
Accrued interest receivable	82,843	85,338
Servicing assets, net	150,802	150,576
Premises and equipment, net	147,645	150,450
Real estate held for sale, net	22,004	17,662
Deferred tax asset	259,448	213,217
Other assets	72,241	75,792

Total assets	$17,829,431	$17,298,749

LIABILITIES
Deposits:
Non-interest-bearing deposits	$389,513	$425,788
Interest-bearing deposits	3,834,599	3,811,481
Securities sold under agreements to repurchase	5,858,014	6,054,598
Advances from FHLB	1,069,500	969,500
Loans payable	3,428,556	3,578,230
Notes payable	889,490	965,621
Unconditional option to buy back mortgage loans	1,032,772	74,043
Accrued expenses and other liabilities	238,057	269,679

Total liabilities	16,740,501	16,148,940

Commitments and contingencies (Note u)

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2006 and 2005, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,930,236 shares issued and outstanding	107,930	107,930
Additional paid-in capital	165,684	165,609
Legal surplus	23,596	23,596
Retained earnings	405,019	404,885
Accumulated other comprehensive loss, net of income tax benefit of $6,616 in 2006 and $3,809 in 2005	(186,549)	(125,461)

Total stockholders’ equity	1,088,930	1,149,809

Total liabilities and stockholders’ equity	$17,829,431	$17,298,749

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2006	2005
Interest income:
Loans	$137,872	$110,733
Mortgage-backed securities	51,195	52,568
Interest-only strips (“IOs”)	1,831	3,300
Investment securities	30,101	32,829
Other interest-earning assets	12,440	16,099

Total interest income	233,439	215,529

Interest expense:
Deposits	32,708	22,457
Securities sold under agreements to repurchase	62,229	50,458
Advances from FHLB	10,378	12,479
Loans payable	55,067	42,187
Notes payable	14,441	12,895

Total interest expense	174,823	140,476

Net interest income	58,616	75,053

Provision for loan and lease losses	5,173	4,047

Net interest income after provision for loan and lease losses	53,443	71,006

Non-interest (loss) income:
Net (loss) gain on mortgage loan sales and fees	(14,693)	7,940
Net (loss) gain on securities held for trading, including gains and losses on the fair value of IOs	(9,947)	6,636
Net gain on sale of investment securities	63	4,844
Servicing income, net of amortization and impairment/recovery	5,150	7,828
Commissions, fees and other income	9,734	7,766

Total non-interest (loss) income	(9,693)	35,014

Non-interest expenses:
Compensation and benefits	19,591	25,589
Taxes, other than payroll and income taxes	3,308	2,352
Advertising	2,595	4,342
Professional services	17,151	3,973
Communication and information systems	5,227	4,824
Occupancy and other office expenses	7,155	7,163
Depreciation and amortization	5,703	4,953
Other	5,044	3,211

Total non-interest expenses	65,774	56,407

(Loss) Income before income taxes	(22,024)	49,613
Income tax benefit (expense)	39,117	(10,384)

Net income	$17,093	$39,229

Net income attributable to common shareholders	$8,768	$30,904

Net income per common share:

Basic	$0.08	$0.29

Diluted	$0.08	$0.28

Dividends per common share	$0.08	$0.18

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2006	2005
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,930	107,909
Common stock issued under stock option plan	—	21

Balance at end of period	107,930	107,930

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	165,609	161,639
Shares issued under stock option plan	—	98
Stock-based compensation recognized	75	2,427

Balance at end of period	165,684	164,164

LEGAL SURPLUS	23,596	22,716

RETAINED EARNINGS:
Balance at beginning of period	404,885	492,786
Net income	17,093	39,229
Cash dividends declared on common stock	(8,634)	(19,424)
Cash dividends declared on preferred stock	(8,325)	(8,325)

Balance at end of period	405,019	504,266

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(125,461)	(73,683)
Other comprehensive loss, net of deferred tax	(61,088)	(55,076)

Balance at end of period	(186,549)	(128,759)

Total stockholders’ equity	$1,088,930	$1,243,567

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2006	2005
Net income	$17,093	$39,229

Other comprehensive loss, before tax:

Unrealized losses on securities arising during the period	(63,843)	(50,684)

Amortization of unrealized loss on securities reclassified to held to maturity	11	11

Reclassification of realized gains included in net income	(63)	(4,844)

Other comprehensive loss, before tax	(63,895)	(55,517)

Income tax benefit related to items of other comprehensive loss	2,807	441

Other comprehensive loss	(61,088)	(55,076)

Comprehensive loss, net of tax	$(43,995)	$(15,847)

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED
	MARCH 31,
	2006	2005
Cash flows from operating activities:
Net income	$17,093	$39,229

Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation recognized	75	2,427
Depreciation and amortization	5,703	4,953
Amortization and impairment of servicing assets	4,239	1,520
Deferred tax (benefit) provision	(43,404)	3,079
Provision for loan and lease losses	5,173	4,047
Amortization of premium and accretion of discount on loans, investment securities and debt	1,838	4,735
Unrealized loss on mortgage loans held for sale	17,313	—
Origination and purchases of mortgage loans held for sale	(535,852)	(1,593,846)
Principal repayment and sales of mortgage loans held for sale	262,306	749,070
Gain on sale of securities	(2,954)	(2,652)
Unrealized (gain) loss on securities held for trading	(760)	396
Purchases of securities held for trading	—	(1,308,269)
Principal repayment and sales of trading securities	67,193	1,176,814
Amortization and net loss in the fair value of IOs	35,332	36,371
Unrealized gain on derivative instruments	(19,371)	(22,711)
Net proceeds(payments) on derivative instruments	7,541	(20,429)
(Increase) decrease in receivables and mortgage servicing advances	(6,519)	34,754
Decrease in accrued interest receivable	2,495	9,422
Decrease in other assets	16,883	3,459
(Decrease) increase in accrued expenses and other liabilities	(31,622)	5,777

Total adjustments	(214,391)	(911,083)

Net cash used in operating activities	(197,298)	(871,854)

Cash flows from investing activities:
Purchases of securities available for sale	(46,023)	(1,006,305)
Principal repayment and sales of securities available for sale	370,820	757,783
Purchases of securities held to maturity	—	—
Principal repayment and maturities of securities held to maturity	8,185	106,472
(Increase) decrease in FHLB stock	(4,500)	2,500
Origination of loans receivable	(339,890)	(246,320)
Principal repayment of loans receivable	253,024	192,765
Purchases of servicing assets	(216)	(1,080)
Purchases of premises and equipment	(2,898)	(5,556)
Proceeds from sales of real estate held for sale	5,176	11,751

Net cash provided by (used in) investing activities	243,678	(187,990)

Cash flows from financing activities:
Decrease in deposits	(13,157)	(108,989)
(Decrease) increase in securities sold under agreements to repurchase	(196,584)	535,212
Proceeds from advances from FHLB	100,000	50,000
Repayment of advances from FHLB	—	(100,000)
Increase in loans payable:
Increase in warehousing lines and other credit facilities	—	205,338
Proceeds from secured borrowings, pledged to creditors	—	880,746
Repayment of secured borrowings, pledged to creditors	(149,674)	(155,417)
Repayment of notes payable	(75,000)	(356)
Consent fees paid	(1,297)	—
Issuance of common stock, net	—	119
Dividends paid	(16,959)	(27,749)

Net cash (used in) provided by financing activities	(352,671)	1,278,904

Net (decrease) increase in cash and cash equivalents	$(306,291)	$219,060
Cash and cash equivalents at beginning of period	1,546,502	2,535,726

Cash and cash equivalents at the end of period	$1,240,211	$2,754,786

Cash and cash equivalents includes:
Cash and due from banks	$126,452	$76,287
Money market investments	1,113,759	2,678,499

	$1,240,211	$2,754,786

Supplemental schedule of non-cash activities:
Loan securitizations	$67,849	$208,891

Loans foreclosed	$8,251	$9,275

Reclassification of mortgage loans held for sale to loans receivable	$876,240	$—

Capitalization of servicing assets	$4,249	$6,550

Capitalization of IOs from loan sales	$—	$5,323

Supplemental information for cash flows:
Cash used to pay interest	$179,229	$140,859

Cash used to pay income taxes	$474	$176

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation , Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

Certain amounts reflected in the 2005 unaudited interim Consolidated Financial Statements have been reclassified or revised to conform to the presentation for 2006. In particular, for 2005, Doral Financial has revised the presentation of prepayment fee income related to its loan portfolio on the Statement of Income. Previously, prepayment fee income from the Company’s loan portfolio was included as part of servicing income. These amounts were reclassified as part of the filing of the Company’s 2005 Annual Report on Form 10-K and are now included in interest income. Also, for the 2005 unaudited interim Consolidated Financial Statements, the Company has revised the classification for amounts paid in the purchase of servicing assets and for gains and losses on sale of investment securities on the Statement of Cash Flows. Previously, the amount paid for the purchase of servicing assets was classified as part of operating activities and gains and losses on sale of investment securities were included as part of investing activities. These amounts were reclassified as part of the filing of the Company’s 2005 Annual Report on Form 10-K and the amount paid for the purchase of servicing assets is included as part of investing activities and gains and losses on sale of investment securities are included as part of operating activities. The changes to revise prior amounts were not material to the interim unaudited Statement of Income or Statement of Cash Flows in any prior period.
b.	The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
c.	At March 31, 2006, escrow funds and custodial accounts included approximately $123.1 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $57.3 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $35.0 million and $21.0 million, respectively, as of March 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended
	March 31,
(Dollars in thousands, except per share amounts)	2006	2005
Net Income:

Net income	$17,093	$39,229

Convertible preferred stock dividend	(4,097)	(4,097)

Nonconvertible preferred stock dividend	(4,228)	(4,228)

Net income attributable to common shareholders	$8,768	$30,904

Weighted-Average Shares(1):

Basic weighted-average number of common shares outstanding(2)	107,930,236	107,917,262

Average potential common shares(3)	496,013	3,283,658

Diluted weighted-average number of common shares outstanding	108,426,249	111,200,920

Net Income per Common Share:

Basic	$0.08	$0.29

Diluted	$0.08	$0.28

(1)	For the quarters ended March 31, 2006 and 2005, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Excludes unvested shares of restricted stock.

(3)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter ended March 31, 2006, there were 1,375,833 and 2,778 weighted average antidilutive stock options and unvested restricted stock, respectively, that were excluded from the computation of diluted earnings per common share since their inclusion would have an antidilutive effect. For the quarter ended March 31, 2005, all stock options were treated as outstanding for purpose of this computation as they were all dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended
	March 31,
(In thousands)	2006	2005
Employee costs, gross	$29,452	$35,533
Deferred costs pursuant to SFAS 91	(9,861)	(9,944)

Employee cost, net	$19,591	$25,589

Other expenses, gross	$6,389	$5,289
Deferred costs pursuant to SFAS 91	(1,345)	(2,078)

Other expenses, net	$5,044	$3,211

As of March 31, 2006, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $30.8 million ($30.8 million as of December 31, 2005) and $11.3 million ($15.7 million as of December 31, 2005), respectively.

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

The following tables present net interest income, non-interest income (loss), net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented, as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED MARCH 31, 2006
Net interest income	$4,962	52,344	365	—	945	$58,616
Non-interest (loss) income	$(11,358)	740	362	2,707	(2,144)	$(9,693)
Net (loss) income	$(378)	16,082	577	1,393	(581)	$17,093
Identifiable assets	$6,601,263	11,405,998	50,480	17,912	(246,222)	$17,829,431

	QUARTER ENDED MARCH 31, 2005
Net interest income	$22,244	50,314	723	1,230	542	$75,053
Non-interest income	$9,751	27,298	868	2,742	(5,645)	$35,014
Net (loss) income	$(163)	40,473	844	2,675	(4,600)	$39,229
Identifiable assets	$6,857,223	12,255,505	221,916	88,919	(637,250)	$18,786,313

*	The intersegment eliminations in the above table, include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED MARCH 31, 2006
Net interest income	$52,741	5,851	24	$58,616
Non-interest (loss) income	$(9,829)	244	(108)	$(9,693)
Net income	$15,822	1,274	(3)	$17,093
Identifiable assets	$17,265,146	664,582	(99,229)	$17,830,499

	QUARTER ENDED MARCH 31, 2005
Net interest income	$71,141	3,847	65	$75,053
Non-interest income	$34,248	1,393	(627)	$35,014
Net income	$38,805	914	(490)	$39,229
Identifiable assets	$18,211,101	650,103	(74,891)	$18,786,313
The breakdown of non-interest income from the mortgage banking and risk management and banking segments, for the periods presented, follows:
(In thousands)

	Mortgage
	Banking
	and Risk
	Management	Banking
	QUARTER ENDED
	MARCH 31, 2006
Net loss on mortgage loan sales and fees	$(1,454)	$(12,705)
Investment activities (loss) gain	(16,488)	6,464
Servicing income	6,185	7
Commissions, fees and other income	399	6,974

Total non-interest (loss) income	$(11,358)	$740

	QUARTER ENDED
	MARCH 31, 2005
Net (loss) gain on mortgage loan sales and fees	$(13,604)	$19,582
Investment activities gain	8,304	3,075
Servicing income	8,506	4
Commissions, fees and other income	6,545	4,637

Total non-interest income	$9,751	$27,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
g.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of March 31, 2006 and December 31, 2005.

SECURITIES HELD FOR TRADING	MARCH 31,	DECEMBER 31,
(In thousands)	2006	2005
Mortgage-backed securities:
GNMA exempt	$218,330	$206,406
GNMA taxable	35,820	43,155
CMO certificates	1,871	1,846
FHLMC and FNMA	21,152	21,305
Variable interest-only strips	37,386	72,550
Fixed interest-only strips	1,316	1,484
FHLB Notes	11,062	11,156
Puerto Rico government and agency securities	5,447	5,510
Derivatives(1)	37,071	25,241
Other	23	23

Total	$369,478	$388,676

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps and options. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $2.5 billion as of March 31, 2006 and $14.6 billion as of December 31, 2005. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of March 31, 2006 and December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF MARCH 31, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,439,482	$38	$73,332	$2,366,188	4.75%

FHLMC and FNMA
Due over ten years	946,750	3	31,792	914,961	5.32%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,963	—	3,312	108,651	5.50%

FNMA NOTES
Due from one to five years	46,023	—	377	45,646	4.60%

U.S. TREASURY
Due within a year	100,242	—	2,476	97,766	1.97%
Due from five to ten years	762,187	—	57,736	704,451	3.65%

	$4,406,647	$41	$169,025	$4,237,663	4.64%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,585,231	$41	$43,591	$2,541,681	4.76%

FHLMC and FNMA
Due over ten years	975,960	233	18,744	957,449	5.32%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,961	—	1,909	110,052	5.50%

U.S. TREASURY
Due within a year	199,933	—	1,206	198,727	1.58%
Due from one to five years	100,310	—	2,685	97,625	1.97%
Due from five to ten years	762,573	—	36,534	726,039	3.65%

	$4,735,968	$274	$104,669	$4,631,573	4.52%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of March 31, 2006 and December 31, 2005.

The weighted average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
SECURITIES HELD TO MATURITY
AS OF MARCH 31, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$434	$6	$—	$440	5.79%
Due from five to ten years	316	5	—	321	6.44%
Due over ten years	4,097	190	—	4,287	6.69%

FHLMC and FNMA
Due over ten years	328,119	322	2,313	326,128	6.05%

CMO CERTIFICATES
Due over ten years	9,375	—	600	8,775	5.80%

DEBT SECURITIES
FHLB NOTES
Due within a year	100,000	—	1,860	98,140	2.89%
Due from one to five years	100,804	—	3,475	97,329	4.16%
Due from five to ten years	50,000	125	—	50,125	4.13%
Due over ten years	273,594	—	18,676	254,918	5.10%

FHLB ZERO COUPON
Due over ten years	122,486	—	9,351	113,135	6.50%

FHLMC ZERO COUPON
Due over ten years	258,349	—	14,331	244,018	5.86%

FHLMC and FNMA NOTES
Due over ten years	149,989	—	5,224	144,765	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	32	—	5,032	6.00%
Due over ten years	2,235	—	—	2,235	6.20%

U.S. TREASURY
Due from five to ten years	201,320	—	15,977	185,343	3.52%
Due over ten years	473,481	192	44,319	429,354	4.33%

OTHER
Due within a year	25	—	—	25	6.20%
Due from one to five years	8,318	34	230	8,122	4.43%
Due over ten years	7,039	399	—	7,438	5.93%

	$2,094,981	$1,305	$116,356	$1,979,930	4.98%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$508	$10	$—	$518	5.88%
Due from five to ten years	328	7	—	335	6.45%
Due over ten years	4,336	209	—	4,545	6.73%

FHLMC and FNMA
Due over ten years	337,266	4,312	928	340,650	6.05%

CMO CERTIFICATES
Due over ten years	9,817	—	581	9,236	5.78%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	200,847	—	4,145	196,702	3.53%
Due from five to ten years	50,000	125	—	50,125	4.13%
Due over ten years	273,594	—	15,100	258,494	5.10%

FHLB ZERO COUPON
Due over ten years	120,543	—	563	119,980	6.50%

FHLMC ZERO COUPON
Due over ten years	254,647	7	1,568	253,086	5.86%

FHLMC and FNMA NOTES
Due over ten years	149,988	—	3,813	146,175	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	77	—	5,077	6.00%
Due over ten years	2,235	—	—	2,235	6.20%

U.S. TREASURY
Due from five to ten years	201,361	—	10,642	190,719	3.52%
Due over ten years	473,904	3,629	19,057	458,476	4.33%

OTHER
Due within a year	25	—	—	25	6.20%
Due from one to five years	8,295	4	176	8,123	4.42%
Due over ten years	7,000	—	50	6,950	5.93%

	$2,099,694	$8,380	$56,623	$2,051,451	4.98%

h.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 and December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES
AVAILABLE FOR SALE
(As of March 31, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$269,711	$8,887	$2,094,846	$64,445	$2,364,557	$73,332
FHLMC and FNMA	618,830	16,577	296,029	15,215	914,859	31,792

Debt Securities
FHLB Notes	108,651	3,312	—	—	108,651	3,312
FNMA Notes	45,646	377	—	—	45,646	377
U.S. Treasury	94,258	4,746	707,959	55,466	802,217	60,212

	$1,137,096	$33,899	$3,098,834	$135,126	$4,235,930	$169,025

SECURITIES
AVAILABLE FOR SALE
(As of December 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$927,922	$14,658	$1,612,002	$28,933	$2,539,924	$43,591
FHLMC and FNMA	775,897	12,326	141,915	6,418	917,812	18,744

Debt Securities
FHLB Notes	110,052	1,909	—	—	110,052	1,909
U.S. Treasury	97,266	1,736	925,125	38,689	1,022,391	40,425

	$1,911,137	$30,629	$2,679,042	$74,040	$4,590,179	$104,669

At March 31, 2006, securities available for sale included a net unrealized loss of $168.9 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $104.4 million. The adverse impact on bond prices of increases in interest rates during the first quarter of 2006 resulted in an increase in the net adverse unrealized loss position as of March 31, 2006.

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of March 31, 2006, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

The Company evaluates its portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, takes steps intended to improve the overall risk exposure and portfolio objectives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES
HELD TO MATURITY
(As of March 31, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$168,883	$2,313	$—	$—	$168,883	$2,313
CMO Certificates	2,093	87	6,682	513	8,775	600

Debt Securities
FHLB Notes	97,328	3,475	353,059	20,536	450,387	24,011
FHLB Zero Coupon	113,135	9,351	—	—	113,135	9,351
FHLMC Zero Coupon	73,063	2,524	170,955	11,807	244,018	14,331
FHLMC and FNMA Notes	96,140	3,849	48,625	1,375	144,765	5,224
U.S. Treasury	365,252	36,938	244,310	23,358	609,562	60,296
Other	2,965	35	3,705	195	6,670	230

	$918,859	$58,572	$827,336	$57,784	$1,746,195	$116,356

SECURITIES
HELD TO MATURITY
(As of December 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$46,361	$928	$—	$—	$46,361	$928
CMO Certificates	2,280	55	6,724	526	9,004	581

Debt Securities
FHLB Notes	98,703	2,144	356,493	17,101	455,196	19,245
FHLB Zero Coupon	119,980	563	—	—	119,980	563
FHLMC Zero Coupon	—	—	178,602	1,568	178,602	1,568
FHLMC and FNMA Notes	97,550	2,438	48,625	1,375	146,175	3,813
U.S. Treasury	330,704	15,636	253,710	14,063	584,414	29,699
Other	11,674	226	—	—	11,674	226

	$707,252	$21,990	$844,154	$34,633	$1,551,406	$56,623

At March 31, 2006, securities held to maturity included a net unrealized loss of $115.1 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $48.2 million. The adverse impact on bond prices of increases in interest rates during the first quarter of 2006 resulted in an increase in the net adverse unrealized loss position as of March 31, 2006.

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of March 31, 2006, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

MORTGAGE LOANS HELD FOR SALE (In thousands)	MARCH 31, 2006	DECEMBER 31, 2005
Conventional single family residential loans	$4,829,544	$4,555,932
FHA/VA loans	137,193	162,338
Construction and commercial real estate loans	629,918	603,925

	$5,596,655	$5,322,195

At March 31, 2006 and December 31, 2005, loans held for sale for which the creditor has the right to repledge the collateral amounted to $3.4 billion and $3.5 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.

During the first quarter of 2006, the Company performed a review of its mortgage loans held for sale portfolio in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions. As a result of this review, management reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with a low FICO or with documentation and compliance issues, and transferred $876.2 million from the mortgage loan held for sale portfolio to its loan receivable portfolio. The transfer of mortgage loans included a market value adjustment of $12.3 million that was taken as a charge against earnings for the first quarter of 2006.

Under certain mortgage loan sale agreements with local financial institutions, Doral Financial was required to pay to the counterparties a floating pass-through rate tied to the London Interbank Offered Rate (“LIBOR”), while the underlying mortgages generate interest at a fixed rate. The Company also retained a call option which granted it a right to repurchase the mortgage loans at par if the floating pass-through rate reached a pre-determined rate, usually below the weighted-average coupon of the underlying mortgage loans. Under the terms of the agreement, if the floating pass-through rate reached the pre-determined rate, the loans became eligible for repurchase and Doral Financial would be deemed to have regained control over the loans. At such time, the loans must be brought back on the Company’s balance sheet, as assets, according to the provisions of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” regardless of whether the Company intends to exercise the call option. During the first quarter of 2006, as a result of the continued rise in short-term interest rates the floating pass-through rate reached the pre-determined rate, causing the Company’s call rights to become exercisable. As a result, approximately $963.2 million of mortgage loans were brought back on the Company’s balance sheet as mortgage loans held for sale during the first quarter of 2006.

Also, at March 31, 2006 and December 31, 2005, the mortgage loans held for sale portfolio includes $69.6 million and $74.0 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional buy-back option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:

LOANS RECEIVABLE, NET (Dollars in thousands)	MARCH 31, 2006		DECEMBER 31, 2005
	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$817,859	23%	$795,848	31%
Residential mortgage loans(2)	1,437,802	41%	514,164	20%
Commercial — secured by real estate(3)	892,253	26%	891,795	35%
Consumer — other:
Personal loans	28,489	1%	30,453	1%
Auto loans	652	0%	760	0%
Credit cards	19,382	1%	19,278	1%
Overdrawn checking accounts	422	0%	448	0%
Revolving lines of credit	28,718	1%	30,525	1%
Lease financing receivables	46,876	1%	44,636	2%
Commercial non-real estate	155,051	5%	142,909	6%
Loans on savings deposits	13,513	0%	15,082	1%
Land secured	48,706	1%	50,358	2%

Loans receivable, gross	3,489,723	100%	2,536,256	100%

Less:
Discount on loans transferred(2)	(12,095)		—
Unearned interest and deferred loan fees, net	(18,354)		(23,252)
Allowance for loan and lease losses	(39,330)		(35,044)

	(69,779)		(58,296)

Loans receivable, net	$3,419,944		$2,477,960

(1)	Includes $682.1 million and $670.3 million of construction loans for residential housing projects as of March 31, 2006 and December 31, 2005, respectively. Also includes $135.8 million and $125.5 million of construction loans for commercial, condominiums and multifamily projects as of March 31, 2006 and December 31, 2005, respectively.

(2)	During the first quarter of 2006, the Company reclassified $876.2 million from its mortgage loans held for sale portfolio to its loans receivable portfolio, as a result of a review of its mortgage loans held for sale portfolio.

(3)	Includes $426.6 million and $448.0 million of commercial loans collateralized with 1-to-4 residential mortgage loans, as of March 31, 2006 and December 31, 2005, respectively.
     The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED
	MARCH 31,
(DOLLARS IN THOUSANDS)	2006	2005
Balance at beginning of period	$35,044	$20,881
Provision for loan and lease losses	5,173	4,047
Charge-offs	(1,005)	(735)
Recoveries	105	62
Other	13	—

Balance at end of period	$39,330	$24,255

At March 31, 2006 and December 31, 2005, the Company’s total loan portfolio included $449.9 million and $506.3 million, respectively, of mortgage loans with a loan-to-value over 90% without mortgage insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
k.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of March 31, 2006, the outstanding principal balance of the bonds was $50.4 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from June 2006 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:
MORTGAGE SERVICING ASSETS ACTIVITY

	QUARTER ENDED
	MARCH 31,
(In thousands)	2006	2005
Balance at beginning of period	$156,812	$136,024
Capitalization of servicing assets	4,249	6,550
Rights purchased	216	1,080
Amortization	(6,418)	(5,738)

Balance before valuation allowance at end of period	154,859	137,916

Valuation allowance for temporary impairment	(4,057)	(8,220)

Balance at end of period	$150,802	$129,696

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

Changes in the impairment allowance for servicing assets were as follows:

	QUARTER ENDED
	MARCH 31,
(In thousands)	2006	2005
Balance at beginning of period	$6,236	$12,438
Temporary impairment charges	—	273
Recoveries	(2,179)	(4,491)

Balance at end of period	$4,057	$8,220

At March 31, 2006, and based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets was 5.5 years. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
INTEREST-ONLY STRIPS ACTIVITY
(In thousands)

	QUARTER ENDED
	MARCH 31,
	2006	2005
Balance at beginning of period	$74,034	$127,361
Capitalization of IOs from loan sales	—	5,323
Amortization	(8,729)	(13,425)
Losses on the IO value	(26,603)	(22,946)

Balance at end of period	$38,702	$96,313

At March 31, 2006, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). These models resulted in constant prepayment rates of 12.27% and 12.46% for the Company’s servicing assets and 12.25% and 15.72% for the Company’s IOs, for the first quarters of 2006 and 2005, respectively, and in discount rates of 9.87% and 9.99% for the Company’s servicing assets and 12.99% and 11.80% for the Company’s IOs, for the first quarters of 2006 and 2005, respectively. During the first quarter of 2006, the Company performed a review of the assumptions used to estimate the discount rate used to value its portfolio of IOs. The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of the review, management reassessed the liquidity premium incorporated in the model in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions, and incorporated an additional 300 basis points of liquidity premium to the discount calculation. The weighted-averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at March 31, 2006, were as follows:

	Servicing	Interest-only
(Dollars in thousands)	Assets	strips
Carrying amount of retained interest	$150,802	$38,702
Weighted-average expected life (in years)	5.5	5.9

Constant prepayment rate (weighted-average annual rate)	12.27%	12.25%
Decrease in fair value due to 10% adverse change	$(4,958)	$(1,596)
Decrease in fair value due to 20% adverse change	$(9,472)	$(3,094)

Residual cash flow discount rate (weighted-average annual rate)	9.87%	12.99%
Decrease in fair value due to 10% adverse change	$(5,972)	$(850)
Decrease in fair value due to 20% adverse change	$(11,555)	$(1,665)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in the yield curve. For mortgage loan sales contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in the fair value of the Company’s floating rate IOs may exceed the carrying value of the IOs, creating a liability instead of an asset.

(Dollars in thousands)
		Weighted-average	Change in Fair
Change in yield curve (basis points)	Constant prepayment rate	expected life (Years)	Value of IOs	% Change
+200	10.37%	6.5	$(108,036)	(279)%
+100	10.94%	6.4	(55,390)	(143)%
+50	11.39%	6.2	(27,900)	(72)%
Base	12.25%	5.9	—	0%
-50	13.88%	5.4	26,539	69%
-100	16.98%	4.6	48,288	125%
-200	25.54%	3.2	77,728	201%
m.	Stock Option and Other Incentive Plans. From April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). This plan, as amended in 2001, allowed for the granting of up to 6,750,000 purchase options on shares of the Company’s common stock to employees, including officers and directors who are also employees of the Company. The Compensation Committee of the Board of Directors (the “Compensation Committee”) had the authority and absolute discretion to determine the number of stock options to be granted, their vesting rights, and the option exercise price. The vesting rights, however, could not exceed ten years, and the exercise price may not be lower than the market value at the date of the grant.

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

Effective April 21, 2004, the Company adopted the Doral Financial Corporation Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. This plan allows the issuance of up to 4,000,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events (as described below), to any employee, including officers and directors who are also employees of the Company. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. In case of a stock split, reorganization, merger or other similar event affecting the common stock, the Compensation Committee, in its discretion, shall adjust appropriately (a) the aggregate number of shares of common stock available for awards, (b) the aggregate limitations on the number of shares that may be awarded as a particular type of award or that may be awarded to any particular participant in any particular period, and (c) the aggregate number of shares subject to outstanding awards and the respective exercise prices or base prices applicable to outstanding awards. During the first quarter of 2006, the Company granted 50,000 shares of restricted stock with a fair value of $10.79 under the Omnibus Plan to the Company’s Chief Financial Officer. The restrictions on such restricted stock award lapse ratably on an annual basis over a five-year period commencing on March 27, 2007. During the quarter ended March 31, 2006, the Company recognized $899 of stock-based compensation expense related to the aforementioned stock award. The total unrecognized compensation cost related to these nonvested shares of restricted stock was $538,601 and is expected to be recognized over a period of 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, without a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The compensation expense associated with expensing stock options for the first quarter of 2006 and 2005 was approximately $73,749 and $2.4 million, respectively. During the second half of 2005, the departures of certain former members of senior management resulted in the forfeiture of 535,000 unvested stock options. When unvested options are forfeited, any compensation expense previously recognized on the forfeited unvested options is reversed in the period of the forfeiture. During the first quarter of 2006, no stock options were granted under the Omnibus Plan.
The activity of stock options during the first quarter of 2006 is set forth below:

	For the quarter ended
	March 31, 2006
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Beginning of period	2,306,414	$14.84
Options granted	—	—
Options exercised	—	—
Options purchased	—	—
Options expired and unexercised	(97,500)	26.81
Unvested options forfeited	—	—

End of period	2,208,914	$14.31	5.51	$—

Exercisable at period end	2,108,914	$14.39	5.32	$—

During 2005, 100,000 stock options were granted under the Omnibus Plan to the Company’s interim Chief Executive Officer and vested fully on May 30, 2006, the date of the recruitment by the Company of the current President and Chief Executive Officer. As of March 31, 2006, there was approximately $147,498 of total unrecognized compensation cost related to such nonvested stock options granted during 2005. That cost was recognized during the second quarter of 2006.
A summary of the status of the Company’s nonvested stock shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 is presented below:

		Weighted-Average
Nonvested Shares	Number of Options	Grant Date Fair Value
Nonvested at beginning of period	107,500	$3.59
Vested	(7,500)	12.07

Nonvested at period end	100,000	$2.95

The fair value of the options granted in 2005 was estimated using the Binomial Tree option-pricing model, with the following assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2005
Stock price at grant date and exercise price	$12.76
Stock option estimated fair value	$2.95
Expected stock option term (years)	4.8
Expected volatility	38%
Expected dividend yield	5.76%
Risk-free interest rate	4.28%
Expected volatility is based on the historical volatility of the Company’s common stock over a ten-year period. The Company uses empirical research data to estimate options exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of options exercised during the first quarter of 2005 was approximately $620,724. Cash proceeds from options exercised during the first quarter of 2005 amounted to approximately $119,495.
n.	The following table summarizes deposit balances:

(In thousands)	MARCH 31, 2006	DECEMBER 31, 2005
Certificates of deposit	$2,808,692	$2,749,643
Regular savings	450,409	449,449
NOW accounts	575,498	612,389
Non interest-bearing deposits	389,513	425,788

	$4,224,112	$4,237,269

o	The Company routinely enters into financing agreements to sell securities under agreements to repurchase. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31,	December 31,
(In thousands)	2006	2005
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 4.69% and 4.10% at March 31, 2006 and December 31, 2005, respectively.	$1,006,336	$1,039,345

Non-callable repurchase agreements with maturities ranging from June 2007 to June 2010, at various fixed rates averaging 4.09% at March 31, 2006 and December 31, 2005.	1,100,000	1,100,000

Non-callable repurchase agreements with maturities ranging from March 2007 to January 2008 (2005 - January 2006 to January 2008), tied to 3-month LIBOR adjustable quarterly, averaging 5.11% and 4.39% at March 31, 2006 and December 31, 2005, respectively.	364,800	528,375

Callable repurchase agreements with maturities ranging from March 2008 to February 2014 (2005 - September 2008 to February 2014), at various fixed rates averaging, 5.21% at March 31, 2006 and December 31, 2005, callable at various dates beginning on April 1, 2006.	1,086,878	1,086,878

Callable repurchase agreements due on March 22, 2015, at various fixed rates during non-callable period averaging 3.22% at March 31, 2006 and December 31, 2005, callable beginning on March 22, 2008. Beginning on March 22, 2008, the interest converts to an inverse floater (fixed rate minus 3-month LIBOR, subject to a cap).	1,500,000	1,500,000

Callable repurchase agreements with maturities ranging from February to March 2008, variable annually at different pre-determined fixed rates, averaging 5.21% and 5.11% at March 31, 2006 and December 31, 2005, respectively, callable at various dates beginning on May 1, 2006.	200,000	200,000

Callable repurchase agreements with maturities ranging from October to November 2014, tied to 3-month LIBOR adjustable quarterly, averaging 3.97% and 3.56% at March 31, 2006 and December 31, 2005, respectively, callable at various dates beginning on October 23, 2006.(1)	600,000	600,000

	$5,858,014	$6,054,598

(1)	Beginning on the call date of each individual repurchase agreement the Company will pay interest at various fixed rates averaging 3.85%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
p.	Advances from the FHLB consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2006	2005
Non-callable advances with maturities ranging from October 2007 to March 2010, at various fixed rates averaging 4.37% and 3.84%, at March 31, 2006 and December 31, 2005, respectively.	$267,000	$167,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (4.75% and 4.38% at March 31, 2006 and December 31, 2005, respectively).	100,000	100,000

Callable advances with maturities ranging from July 2009 to November 2012, at various fixed rates averaging 4.09%, at March 31 2006 and December 31, 2005, callable at various dates beginning on April 2, 2006.	702,500	702,500

	$1,069,500	$969,500

At March 31, 2006, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.1 billion to secure the above advances from the FHLB, which generally the counterparty is not permitted to sell or repledge.
q.	At March 31, 2006 and December 31, 2005, loans payable principally consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2006	2005
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at variable interest rates tied to 3-month LIBOR averaging 6.13% and 5.71%, at March 31, 2006 and December 31, 2005, respectively.	$3,350,884	$3,498,638

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans, at fixed interest rates averaging 7.65% and 7.70%, at March 31, 2006 and December 31, 2005, respectively.	35,810	37,585

Secured borrowings with a local financial institution, collateralized by IOs, at a fixed interest rate of 7.75%.	41,862	42,007

	$3,428,556	$3,578,230

At March 31, 2006 and December 31, 2005, loans held for sale amounting to $3.4 billion and $3.5 billion, respectively, were pledged to secure financing agreements with local financial institutions, such loans can be repledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
r.	Notes payable consisted of the following:

	MARCH 31,	DECEMBER 31,
(In thousands)	2006	2005
$625 million floating rate senior notes tied to 3-month LIBOR (5.43% and 5.00% at March 31, 2006 and December 31, 2005, respectively), due on July 20, 2007, paying interest quarterly	$624,575	$625,337

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,067	98,266

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	—	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,515	29,570

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,237	39,320

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,385	29,450

Senior term notes at fixed rates ranging from 8.50% to 8.55% with maturities ranging from August 2006 to August 2007, paying interest semiannually on February 28 and August 31	16,000	16,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.25% to 6.90%, with maturities ranging from June 2006 to December 2029, paying interest monthly	42,755	42,755

Bonds payable at 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,356	2,323

	$889,490	$965,621

During the first quarter of 2006, the Company paid a consent fee of approximately $1.3 million in the aggregate to holders of the Company’s $625 million floating rate senior notes due 2007, $100 million 7.65% senior notes due 2016, $30 million 7.00% senior notes due 2012, $40 million 7.10% senior notes due 2017 and $30 million 7.15% senior notes due 2022 in connection with a consent solicitation pursuant to which these holders agreed to temporarily forbear their right to declare an event of default as a result of the Company’s failure to timely file its quarterly reports on Form 10-Q for the first three quarters of 2005. The consent fees paid are amortized over the life of the related indebtedness.
s.	Income Taxes

Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005, net of the impact in the deferred taxes.
Doral Financial enjoys income tax exemption on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
For the first quarter of 2006, Doral Financial recognized an income tax benefit of $39.1 million, compared to an income tax expense of $10.4 million for the same period in 2005. The decrease in the tax provision for 2006 was principally due to a decrease in pre-tax income combined with an increase in the net deferred tax asset. These factors were offset in part by higher net operating losses in certain subsidiaries that under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”) could not be used to offset gains in other subsidiaries.
For the first quarter of 2006, the Company recognized pre-tax losses of $22.0 million compared to a pre-tax gain of $49.6 million for the corresponding period in 2005.
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years. Furthermore, the agreement clarified that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary, and that any entity in the group could use the amortization deduction of the IO Tax Asset to offset taxable income. The combined effect of these two agreements, especially the additional net deferred tax assets recognized as a result of the first agreement combined with the ability to use the amortization deduction to offset taxable income from various entities within the Doral Financial corporate group, including the Puerto Rico banking subsidiary, resulted in an increase in the deferred tax asset net of the valuation allowance and in a net tax benefit for the first quarter of 2006.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income and tax planning strategies in making this assessment. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available.
Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended March 31, 2006, net operating losses of $62.7 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in the creation of a valuation allowance. At March 31, 2006, the Company’s deferred tax asset, net of its valuation allowance of $116.2 million, amounted to approximately $259.4 million, compared to $213.2 million at December 31, 2005.
Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
t.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of March 31, 2006, the Company had outstanding $8.0 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

Certain of the Company’s loan sale activities involve transfers subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (from four to seven years) or to a percentage of the loans sold (from 10% to 15%). As of March 31, 2006, the outstanding principal balance of loans sold subject to full or partial recourse was $2.3 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.7 billion. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $17.1 million, as of March 31, 2006, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

u.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At March 31, 2006, commitments to extend credit amounted to approximately $534.3 million and commitments to sell mortgage-backed securities and loans amounted to approximately $468.1 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

As of March 31, 2006, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.

During 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the restatement of its financial statements.

Lawsuits

Class Action Lawsuits. Following the announcement of the restatement, Doral Financial and certain of its officers and directors and former officers and directors, were named as defendants in eighteen purported class action lawsuits filed between April 20, 2005 and June 14, 2005, alleging violations of federal securities laws. Sixteen of these actions were filed in the U.S. District Court for the Southern District of New York and two were filed in the U.S. District Court for the District of Puerto Rico. These lawsuits, brought on behalf of shareholders who purchased Doral Financial securities as early as May 15, 2000 and as late as May 26, 2005, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period, failing to disclose material information concerning the valuation of the Company’s IOs, and misleading investors as to the Company’s vulnerability to interest rate increases. The two actions not initially filed in the U.S. District Court for the Southern District of New York have been transferred there by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with the actions previously filed there before Judge Richard Owen.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On February 8, 2006, Judge Owen entered an order appointing the West Virginia Investment Management Board as lead plaintiff and approving the selection of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiffs’ counsel. On June 22, 2006, the lead plaintiff filed a consolidated amended complaint alleging securities fraud during the period between March 15, 2000 and October 25, 2005, based on allegations similar to those noted above, as well as based on the reversal of certain transactions entered into by Doral Financial with other Puerto Rico financial institutions and on weaknesses in Doral Financial’s control environment as described in the Company’s amended annual report on Form 10-K for 2004. The consolidated amended complaint seeks unspecified compensatory damages (including interest), costs and expenses, and injunctive relief.
On September 15, 2006, all defendants moved to dismiss the amended complaint based on contentions that, as a matter of law, the allegations of the amended complaint fail to state a claim upon which relief may be granted. Pursuant to the scheduling order currently in effect, the lead plaintiff has until October 30, 2006, to oppose the motions, defendants have until December 4, 2006, to file reply memoranda in support of their motions, and the court is scheduled to hear the motions on December 14, 2006.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Legal Matters
On April 19, 2005, the SEC informed Doral Financial that it was conducting an inquiry into Doral Financial’s accounting and disclosure practices related to the April 19, 2005 announcement that it would restate its financial results, and the underlying issues related to the restatement. Subsequently, the SEC issued a formal order of investigation in connection with the previously announced informal inquiry into the Company’s restatement of its consolidated financial statements.
On September 19, 2006, Doral Financial publicly announced that the SEC had approved a final settlement with the Company, which resolved the SEC’s investigation of the Company. Under the settlement approved by the SEC, Doral Financial agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. Doral Financial also agreed to pay a $25 million civil penalty and the disgorgement of $1 to the SEC. The staff of the SEC may request that the civil penalty be distributed to investors under a plan of distribution to be established by the SEC, as authorized under the Sarbanes-Oxley Act of 2002.
The settlement also provides that the amounts to be paid as civil penalty shall be treated by Doral Financial as penalties paid to the government for all purposes, including tax purposes, and that Doral Financial shall not seek to be reimbursed or indemnified for such payments through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. In connection with the settlement, Doral Financial consented to the entry of a final judgment to implement the terms of the agreement. The United States District Court for the Southern District of New York must consent to the entry of the final judgment in order to consummate the settlement.
Doral Financial had reserved $25 million in its consolidated financial statements in connection with the settlement of the SEC’s investigation of the Company.
On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter, including by producing documents and other information in response to the subpoena. Doral Financial cannot predict the outcome of this matter and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of this matter. Accordingly, no reserve has been established in Doral Financial’s financial statements.
On March 17, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Financial Institutions of Puerto Rico (“Office of the Commissioner”). The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. Doral Financial and Doral Bank PR have complied with these requirements. No fines or monetary penalties were assessed against Doral Financial or Doral Bank PR under the orders.
Under the terms of the consent order with the FDIC and the Office of the Commissioner, Doral Bank PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with Doral Financial or its subsidiaries, without the prior consent of the FDIC and the Office of the Commissioner.
The consent order with the Federal Reserve contains similar restrictions on Doral Financial from obtaining extensions of credit from, or entering into certain asset purchase and sale transactions with, Doral Bank PR and Doral Bank NY, without the prior approval of the Federal Reserve. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date.
On August 23, 2006, Doral Bank PR entered into a Memorandum of Understanding (“MOU”) with the Office of the Commissioner and the FDIC. The MOU relates to certain weaknesses identified by the regulators with respect to the Doral Bank PR’s compliance with the Bank Secrecy Act (“BSA”). Doral Bank PR was not required to pay any civil monetary penalties in connection with this MOU. An MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the authorities and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement of a cease and desist order.
Under the terms of the MOU, Doral Bank PR is required to correct certain violations of law, including certain violations regarding the BSA, within various timeframes. In particular, the MOU confirms the understanding that Doral Bank PR will operate with adequate management supervision and Board of Directors oversight on BSA related matters and will develop, adopt, and implement a system of internal controls designed to ensure full compliance with the BSA and certain other statutes, regulations, rules and/or guidelines issued or administered by the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”). The implementation of the MOU will include: revisions of the Doral Bank PR’s policies, procedures and processes with respect to independent testing and training programs to ensure full compliance with BSA and OFAC; designating a BSA and OFAC Officer; amending existing policies, procedures, and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; and engaging independent consultants to review account and transaction activity from September 1, 2005 through March 31, 2006 to determine compliance with suspicious activity reporting requirements and to review the effectiveness of the corrective actions taken in response to the MOU.
Doral Financial expects that the implementation of the MOU will result in additional BSA-compliance expenses for Doral Bank PR. However, these expenses are not anticipated to have a material financial impact on the Company or the Bank.
Doral Bank PR also expects to enter into an MOU with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act and the Community Reinvestment Act, and weaknesses in its policies and procedures regarding flood insurance disclosures. Doral Bank PR anticipates that it will be required to pay civil monetary penalties of up to approximately $230,000 to the FDIC related to the deficiencies in compliance with the data reporting requirements of the Home Mortgage Disclosure Act and the Community Reinvestment Act.
On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm–Leach–Bliley Act. Doral Financial is required, within 45 days of receipt of the notice, to enter into an agreement with the Federal Reserve that will require it to correct certain deficiencies at Doral Bank PR within a 180 day period from receipt of the notice or such longer period as may be permitted by the Federal Reserve. Doral Financial is taking corrective actions to remain as a financial holding company and does not believe that the loss of financial holding company status would have a material adverse effect upon Doral Financial’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
v.	Recent Accounting Pronouncements

Share-Based Payments. In December 2004, the FASB issued SFAS 123R. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option did not exceed the price of the underlying stock at the grant date. In addition, SFAS 123R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect anticipated forfeitures and the expected outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS 123R. Also, SFAS 123R clarifies the financial impact of vesting and/or acceleration clauses due at retirement. Under the revised SFAS, the expense should be fully accrued for any employee that is eligible to retire regardless of the actual retirement experience of the employer. The adoption of this statement on January 1, 2006 did not have a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options.

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) The configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; b) The entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement did not have a material impact on the Company’s Consolidated Financial Statements upon adoption in 2006.

Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Opinion 20 previously required that such changes in accounting principle be reported as a change in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. SFAS No. 154 did not have a significant impact on the Company’s Consolidated Financial Statements upon adoption in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (“DIG Issue D1”). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any period of the fiscal year. The Company is currently evaluating the effect, if any, that the adoption of SFAS 155 will have on its financial statements.
Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement: (1) requires an entity to recognize a servicing asset or liability each time it undertakes and obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits en entity to choose between an amortization method or a fair value measure for subsequent recognition for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 16, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company is currently evaluating the possible impact of the adoption of SFAS 156 on its financial statements, commencing on January 1, 2007.
Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is applicable to all uncertain positions for taxes accounted for under SFAS 109, “Accounting for Income Taxes,” and is not intended to be applied by analogy to other taxes, such as sales taxes, value-added taxes, or property taxes. Significant elements of the new guidance include the following:
•	Recognition: A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.

•	Measurement: The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	Change in judgment: The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits should be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits should be derecognized in the period in which the position falls below the threshold.

•	Interest/Penalties: A taxpayer is required to accrue interest and penalties that, under relevant tax law, the taxpayer would be regarded as having incurred. Accordingly, under FIN 48, interest would start to accrue in the period that it would begin accruing under the relevant tax law, and penalties should be accrued in the first period for which a position is taken (or is expected to be taken) on a tax return that would give rise to the penalty. How a company classifies interest and penalties in the income statement is an accounting policy decision. The company should disclose that policy and the amounts recognized.

•	Disclosures: FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis.
After considering other applicable guidance (such as the guidance that the Emerging Issues Task Force specifies in Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination)”, a company should record the change in net assets that results from the application of the Interpretation as an adjustment to retained earnings.
The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the impact, if any, that the adoption of this accounting interpretation may have on its financial condition and results of operations.
Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.
The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal (or most advantageous) market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).
This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.
This Statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs (within Level 3 of the fair value hierarchy), the effect of the measurements on earnings (or changes in net assets) for the period. This Statement encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable.
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the effect, if any, of the adoption of this Statement on its financial statements, commencing on January 1, 2008.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTERNAL CONTROL OVER FINANCIAL REPORTING
     Doral Financial has identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2005, as set forth in greater detail under “ — Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2005 Annual Report on Form 10-K. Each of the Company’s material weaknesses results in more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.
     The Company has and continues to develop a plan for remedying all of the identified material weaknesses, and the work will continue through and may extend beyond 2006. As part of this remediation program, the Company is taking steps to add skilled resources to improve controls and increase the reliability of the financial closing process. At present there can be no assurance as to when the Company will remedy all of the material weaknesses in its internal control over financial reporting.
SUBSEQUENT EVENTS
     For a description of certain significant events occurring following the restatement process, please refer to “ — Recent Significant Events” under Item 1. Business, in Doral Financial’s 2005 Annual Report on Form 10-K.
     Following the filing of Doral Financial’s 2005 Annual Report on Form 10-K, a number of events have occurred, including:
     Changes in Senior Management. The following key officers have been appointed to senior management positions:
•	On August 22, 2006, the Company announced the appointment of Calixto García-Vélez as Chairman and Chief Executive Officer of Doral Bank PR. Mr. García-Vélez joined the Company from Citigroup, where he previously served as President of Citibank West, FSB. Prior to serving as President of Citibank West, Mr. García-Vélez was president of Citibank Florida and business manager of Citibank North America’s South division, which included Florida, the Mid-Atlantic region, Puerto Rico and Texas. Mr. García-Vélez succeeded Antonio Faría, former Chief Executive Officer of Doral Bank PR, who resigned from his position effective October 15, 2006.

•	On September 8, 2006, the Company announced the appointment of Marangal I. Domingo as Executive Vice President — Chief Investment Officer and Treasurer. Prior to joining the Company, Mr. Domingo served as Executive Vice President, Finance & Strategy at Countrywide Bank, N.A., a member of the Countrywide Financial Corporation family of companies. Prior to Countrywide, he served as President and Chief Executive Officer of Downey Financial Corporation, where he was responsible for setting the bank’s strategic direction and managing day-to-day operations. Before Downey Savings, Mr. Domingo was with Washington Mutual as Executive Vice President of Capital Markets and was responsible for all of its mortgage capital markets businesses. He also served as Treasurer for Washington Mutual. Mr. Domingo succeeded Julio Micheo, the former Executive Vice President and Treasurer of the Company, who resigned from his position effective August 23, 2006.

•	On September 13, 2006, the Company announced the appointment of Enrique R. Ubarri as Executive Vice President and General Counsel, Lesbia Blanco-Diaz as Executive Vice President and Corporate Human Resources Director, and Olga Mayoral-Wilson as Executive Vice President and Corporate Communications Director.

Mr. Ubarri joined the Company from Triple-S Management Corporation, San Juan, where he served as Vice President and General Counsel since September 2005. For the previous five years, he served as Senior Vice President, Secretary of the Board of Directors, General Counsel and Director of Compliance for Santander BanCorp. Mr. Ubarri succeeded Fernando Rivera-Munich, the former Executive Vice President and General Counsel of the Company, who resigned from his position effective September 15, 2006.
Lesbia Blanco joined the Company from Ethicon, a Johnson & Johnson company, where she served as Director Human Resources for worldwide operations. Prior to that position, she was at The Coca-Cola Company as Director of Human Resources for the Americas. Earlier in her career she served as Vice President — Human Resources & Administration Director for Bayamón Federal Savings Bank in Puerto Rico and had been an Executive Vice President — Administration for the Economic Development Bank for Puerto Rico.
Olga Mayoral-Wilson joined the Company from Banco Popular de Puerto Rico, where she served as Senior Vice President and Manager, Public Relations and Communications. At Banco Popular she was responsible for the management of the communications division, encompassing communications with investors, local and national media, community, trade and industry associations. Prior to joining Banco Popular, she served in several positions at public relations firms in Puerto Rico and Washington, D.C. Her public service includes Federal Grant Project Director at the National Puerto Rican Coalition and Specialist at the Organization of American States (OAS).
     Regulatory Matters. On September 19, 2006, Doral Financial publicly announced that the SEC had approved a final settlement with the Company, which resolved the SEC’s investigation of the Company. Under the settlement approved by the SEC, Doral Financial agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. Doral Financial also agreed to pay a $25 million civil penalty and the disgorgement of $1 to the SEC.
     On August 23, 2006, Doral Bank PR entered into an MOU with the Office of the Commissioner and the FDIC. The MOU relates to certain weaknesses identified by the regulators with respect to Doral Bank PR’s compliance with the Bank Secrecy Act. Doral Bank PR was not required to pay any civil monetary penalties in connection with this MOU. An MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement of a cease and desist order.
     Doral Bank PR also expects to enter into and MOU with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act and the Community Reinvestment Act, and weaknesses in its policies and procedures regarding flood insurance disclosures. Doral Bank PR anticipates that it will be required to pay civil monetary penalties of up to approximately $230,000 to the FDIC related to the deficiencies in compliance with the data reporting requirements of the Home Mortgage Disclosure Act and the Community Reinvestment Act.
     For additional information on these and other regulatory matters affecting Doral Financial, please refer to Note “u” to the interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Restructuring of Certain Prior Mortgage Loan Transfers. As part of Doral Financial’s negotiations with local financial institutions to restructure certain prior non-conforming mortgage loan transfers, which had been originally recorded as sales but were subsequently recharacterized as secured borrowings, on October 3, 2006, Doral Financial announced that it had completed the restructuring of the terms of certain prior mortgage loan transfers between the Company and R-G Premier Bank of Puerto Rico (“R-G Premier”), a wholly-owned subsidiary of R&G Financial Corporation. With this transaction, the Company successfully completed the restructuring of substantially all of the prior mortgage loan transfers that were recharacterized as secured borrowings as part of the restatement.
     Under the agreements with R-G Premier, the Company transferred title to R-G Premier to the mortgage loans underlying the recharacterized borrowing as payment in full of such borrowing and entered into a servicing agreement pursuant to which the Company will continue servicing the mortgage loans in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. The outstanding principal balance of the mortgage loans transferred by the Company to R-G Premier as of August 31, 2006 was approximately $411.2 million. Similarly, R-G Premier transferred title to Doral Bank PR to the mortgage loans underlying the commercial loan recognized by Doral Bank PR as payment in full of the loan and Doral Bank PR entered into a servicing agreement with R&G Mortgage Corporation pursuant to which R&G Mortgage Corporation will continue servicing the mortgage loans on a non-recourse basis in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. The outstanding principal balance of the mortgage loans transferred by R-G Premier to Doral Bank PR as of August 31, 2006 was approximately $398.7 million. In connection with the restructuring, the parties agreed to terminate in full any outstanding recourse obligations (except with respect to certain representations and warranties, which will survive for a limited time).
OVERVIEW OF RESULTS OF OPERATIONS
     Doral Financial’s consolidated financial statements for the first quarter of 2006 reflect significantly lower earnings than those reported for the first quarter of 2005. Net income for the quarter ended March 31, 2006 amounted to $17.1 million, compared to $39.2 million for the comparable 2005 period. Doral Financial’s financial performance for the first quarter of 2006, as compared to the first quarter of 2005, was principally impacted by (1) reduced net interest income driven by a lower net interest margin, (2) lower non-interest income driven by losses on securities held for trading and a $12.3 million charge to earnings related to a transfer of mortgage loans from the Company’s loans held for sale portfolio to its loan receivable portfolio, and (3) increased professional expenses associated with the legal and accounting issues related to the restatement. The impact of these factors was offset in part by a $40.2 million income tax benefit recognized during the first quarter of 2006.
     The highlights of the Company’s financial results for the quarter ended March 31, 2006 included the following:
•	Net income for the first quarter of 2006 decreased by 56% when compared to the same period in 2005, from $39.2 million to $17.1 million, and decreased on a diluted earnings per share basis from $0.28 to $0.08. After the payment of preferred stock dividends, there was a net income attributable to common stockholders of $8.8 million for the first quarter of 2006, compared to net income attributable to common stockholders of $30.9 million for the first quarter of 2005.

•	Net interest income for the first quarter of 2006 was $58.6 million, compared to $75.1 million for the same period in 2005. The decrease in net interest income resulted from a decrease in net interest margin from 1.79% in the first quarter of 2005 to 1.46% in the first quarter of 2006, coupled with a decrease in average interest-earning assets from $17.0 billion for the first quarter of 2005 to $16.2 billion for the comparable period of 2006 (see Tables A and B below for information regarding the Company’s net interest income). The reduction in net interest margin resulted principally from the flattening of the yield curve, as on average, the Company’s interest bearing liabilities, principally wholesale funding and loans payable, re-priced at higher frequency and rates than the Company’s interest-earning assets. The decrease in the Company’s interest margin has been particularly significant with respect to its portfolio of investment securities. Assuming a funding cost equal to the weighted-average cost of the Company’s repurchase agreements, the interest rate spread on the Company’s portfolio of investment securities was approximately 0.45% as of March 31, 2006, compared to 1.41% for the Company’s interest-earning assets taken as a whole.

The impact of the flattening yield curve on the Company’s net interest margin is magnified by the current mismatch in the duration of the Company’s assets and liabilities. The Company’s interest-earning assets include a large portfolio of fixed-rate long-term investments securities and mortgage loans that were generally financed with short-term or callable liabilities. This mismatch exposes the Company to significant interest rate risk in a rising rate environment because, as these short-term or callable liabilities re-price at higher market rates, the Company’s interest rate margin is further compressed. The Company’s interest-rate risk exposure is further complicated by the negative convexity (i.e. the tendency for the duration of the Company’s assets to decrease through prepayments as interest rates decline) inherent in the Company’s portfolio of fixed rate mortgage-backed securities and mortgage loans. The combination of this negative convexity and the current composition of the Company’s liabilities exposes the Company to margin compression risks even during certain declining interest rate environments. The Company is in the process of selecting a financial adviser to assist the Company in examining alternatives to restructure its balance sheet in order to enhance future earnings.
•	The provision for loan and lease losses for the first quarter of 2006 was $5.2 million, compared to $4.0 million for the comparable 2005 period. The increase in the provision for loan and lease losses reflects principally an increase in the allowance for the Company’s construction loan portfolio, as well as an increase in the delinquency trends of the overall loans portfolio. During 2006, a number of key economic indicators suggest that the Puerto Rico economy is suffering a slowdown, as a result of, among other things, high levels of oil prices, the upward trend in short-term interest rates and the flattening of the yield curve, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term rates and the reduction in public investment have had an adverse effect in construction activity, which has been a key contributor to economic growth in recent years. These factors contributed to increases in delinquency rates and the loan loss provision.

•	Non-interest income for the first quarter of 2006 was a loss of $9.7 million, compared to a gain of $35.0 million for the same period in 2005. The decrease in non-interest income was principally driven by losses on securities held for trading, by downward adjustments to the value of its mortgage loan portfolio and by lower gains on sales of mortgage loans. These factors were partially offset by higher fees and commissions. The decline in results on trading activities for the first quarter of 2006 was principally due to lower realized and unrealized gains with respect to derivative instruments undertaken for risk management purposes. This decline was attributable to a lower volume of derivative instruments held by the Company during the first quarter of 2006 as compared to the same period in 2005, as well as to a smaller increase in long-term interest and swap rates. During the second half of 2005, the Company reduced the volume of floating-to-fixed interest rate swaps as it took steps to simplify and transform its business model and placed more emphasis on internal balance sheet management to manage interest rate risk. The loss on securities held for trading includes a $26.6 million loss on the IO valuation.
During the first quarter of 2006, the Company performed a review of its mortgage loans held for sale portfolio in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions. As a result of this review, management reassessed its plan to sell certain of its mortgage loans portfolio classified as held for sale, specifically loans with a low FICO or with documentation and compliance issues, and transferred $876.2 million from its mortgage loans held for sale portfolio to its loan receivable portfolio. The transfer of mortgage loans included a market value adjustment of $12.3 million that was charged to earnings. In addition, the Company made a $5 million market value adjustment to its mortgage loans held for sale portfolio that was charged to earnings.
•	Non-interest expenses for the first quarter of 2006 were $65.8 million compared to $56.4 million for the same period in 2005. Non-interest expenses for 2006 continue to reflect significant expenses for professional services associated with the restatement of the Company’s prior period financial statements and related legal and accounting matters.

•	For the first quarter of 2006, Doral Financial recognized an income tax benefit of $39.1 million, compared to an income tax expense of $10.4 million for the same period in 2005. The decrease in the tax provision for 2006 was principally due to an increase in the net deferred tax asset, combined with a decrease in pre-tax income. These factors were offset in part by higher net operating losses in certain subsidiaries that under the PR Code could not be used to offset gains in other subsidiaries.

•	During the first quarter of 2006, the Company had other comprehensive loss of approximately $61.1 million related principally to the adverse impact of the increase in interest rates on the value of the Company’s portfolio of available for sale securities. As of March 31, 2006, the Company’s accumulated other comprehensive loss (net of income tax benefit) reached $186.5 million.

•	Doral Financial’s loan production for the first quarter of 2006 was $875.7 million, compared to $1.3 billion for the comparable period in 2005, a decrease of approximately 33%. The decrease in Doral Financial’s loan production is due to a number of factors including changes in the underwriting processes, economic conditions in Puerto Rico, and competition from other financial institutions. Doral Financial has decided to implement uniform, automated and rules-based underwriting procedures. The implementation of these procedures has caused disruption in the Company’s loan originations. The Company believes that these underwriting standards will allow it to more efficiently underwrite assets with better credit quality and risk price its loan products in the future.

•	During the first quarter of 2006, Doral Financial redeemed $75 million in senior notes. The Company’s greatest liquidity challenge is the refinancing of its $625 million floating rate senior notes that mature in July 2007. Doral Financial will require outside financing or other sources of capital to repay this indebtedness at maturity. Accordingly, it is in the process of selecting an advisor to assist the Company in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance future earnings. See “Liquidity and Capital Resources.”

•	Under the direction of the Company’s new management team, the Company has begun the process of transforming the business and operational strategies of the Company. The goal is to develop more stable and transparent streams of earnings. To achieve this goal the Company intends to place greater emphasis on lending activities and less emphasis on trading and investment activities. The Company also intends to reduce non-interest expenses through more efficient administrative and product delivery systems. The Company is in the process of developing and implementing new and better underwriting and processing procedures. These procedures are designed to produce higher quality and more marketable assets. The development and implementation of these procedures has caused disruption in the Company’s loan originations. The Company anticipates that, for the foreseeable future, loan production volume will continue to be below historical levels as these new underwriting procedures are implemented and new product offerings are developed.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of March 31, 2006. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

     The Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s 2005 Annual Report on Form 10-K.
RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
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
NET INTEREST INCOME
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, Doral Financial maintained a portfolio with a carrying value of approximately $6.7 billion in fixed-rate investment securities as of March 31, 2006. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights and the Company is required to re-price or replace this funding with higher cost funding that adversely impacts its interest rate margin. Refer to “ — Risk Management” below for additional information on the Company’s exposure to interest rate risk.
     Net interest income for the first quarter of 2006 and 2005 was $58.6 million and $75.1 million, respectively, a decrease of 22%. As shown in Table A, the decrease in net interest income for the first quarter of 2006, compared to the corresponding 2005 period, was principally due to a reduction in the Company’s net interest spread, coupled with a reduction in the average balance of the Company’s interest-earning assets, particularly its investment and mortgage-backed securities and money market investments portfolio. The decrease in the average balance of investment securities reflects the strategy adopted by current management to gradually de-emphasize investments from the Company’s balance sheet and conversely retain loans in its balance sheet. The result for the 2006 period also reflects the Company’s decision in August of 2005 to discontinue the practice of purchasing whole loans without the associated servicing rights for subsequent securitization into mortgage-backed securities. The decrease in net interest rate spread and margin during the first quarter of 2006 was due primarily to continued increases in short-term interest rates as the Federal Reserve increased the short-term federal funds target rate from 2.75% in March 2005 to 4.75% in March 2006, together with a flattening of the yield curve. The decrease in margin mostly relates to the following factors:
•	The continued pressure on the Company’s net interest margin caused by the compressed margin from the Company’s large portfolio of investment securities. Assuming a funding cost equal to the weighted-average cost of the Company’s repurchase agreements, the average interest rate spread on the Company’s investment securities during the first quarter of 2006 was 0.45%, compared to 1.46% for the first quarter of 2005.

•	The decrease in interest income on IOs attributable to lower average volume due to increases in short-term interest rates and the flattening of the yield curve. The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for the first quarter of 2006 and 2005:

	Quarter Ended March 31,
(In thousands)	2006	2005
Total cash flows received on IO portfolio	$10,560	$16,725

Amortization of IOs, as offset to cash flows	(8,729)	(13,425)

Net cash flows recognized as interest income	$1,831	$3,300

•	Increased deposits at Doral Financial’s banking subsidiaries, including brokered deposits, and increased costs of its repurchase agreements, loans and notes payable. The Company’s loans payable consisted principally of borrowings with local financial institutions tied to short-term interest rates and secured by mortgage loans. The increase in cost on notes payable reflects the re-pricing nature of most of the Company’s notes payable; which are floating rate notes indexed to 3-month LIBOR.
     The effect of these factors on the Company’s net interest margin was partially offset by a higher yield on its construction and commercial loans, which was favorably impacted by the rising interest rates due to a high proportion of construction and commercial loans with short-term repricing terms. Also, in an effort to reduce interest rate risk and to improve its interest rate margin, during the fourth quarter of 2005, the Company sold $1.2 billion of lower-yielding securities from its available for sale portfolio. The Company’s decision was also designed as a measure to increase liquidity (as the Company repaid certain repurchase agreements with high margin requirements), as well as to strengthen the Company’s capital ratios.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED MARCH 31,
	2006			2005
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1) (2)	$7,987,748	$137,872	7.00%	$6,540,381	$110,733	6.87%
Mortgage-backed securities	4,079,571	51,195	5.09%	4,424,304	52,568	4.82%
Interest-only strips	57,165	1,831	12.99%	113,418	3,300	11.80%
Investment securities	2,973,732	30,101	4.11%	3,273,313	32,829	4.07%
Other interest-earning assets	1,149,713	12,440	4.39%	2,666,837	16,099	2.45%

Total interest-earning assets/interest income	16,247,929	$233,439	5.83%	17,018,253	$215,529	5.14%

Total non-interest-earning assets	1,807,353			843,152

Total assets	$18,055,282			$17,861,405

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,156,798	$32,708	3.19%	$3,567,126	$22,457	2.55%
Repurchase agreements	5,979,612	62,229	4.22%	6,739,615	50,458	3.04%
Advances from the FHLB	1,001,722	10,378	4.20%	1,232,833	12,479	4.11%
Loans payable	3,972,827	55,067	5.62%	3,611,872	42,187	4.74%
Notes payable	916,399	14,441	6.39%	1,095,743	12,895	4.77%

Total interest-bearing liabilities/interest expense	16,027,358	$174,823	4.42%	16,247,189	$140,476	3.51%

Total non-interest-bearing liabilities	423,777			333,654

Total liabilities	16,451,135			16,580,843
Stockholders’ equity	1,604,147			1,280,562

Total liabilities and stockholders’ equity	$18,055,282			$17,861,405

Net interest-earning assets	$220,571			$771,064
Net interest income on a non-taxable equivalent basis		$58,616			$75,053

Interest rate spread(3)			1.41%			1.63%
Interest rate margin(4)			1.46%			1.79%
Net interest-earning assets ratio			101.38%			104.75%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $1.1 million and $1.0 million for the first quarter of 2006 and 2005, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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
TABLE B
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	MARCH 31,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$24,573	$2,566	$27,139
Mortgage-backed securities	(4,137)	2,764	(1,373)
Interest-only strips	(1,640)	171	(1,469)
Investment securities	(3,027)	299	(2,728)
Other interest-earning assets	(9,256)	5,597	(3,659)

TOTAL INTEREST INCOME VARIANCE	6,513	11,397	17,910

INTEREST EXPENSE VARIANCE
Deposits	3,702	6,549	$10,251
Repurchase agreements	(5,799)	17,570	11,771
Advances from the FHLB	(2,330)	229	(2,101)
Loans payable	4,232	8,648	12,880
Notes payable	(2,149)	3,695	1,546

TOTAL INTEREST EXPENSE VARIANCE	(2,344)	36,691	34,347

NET INTEREST INCOME VARIANCE	$8,857	$(25,294)	$(16,437)

PROVISION FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of March 31, 2006, more than 96% of Doral Financial’s loan portfolio was collateralized by real property and a substantial part of the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
     Doral Financial recognized provisions for loan and lease losses of approximately $5.2 million for the quarter ended March 31, 2006, as compared to $4.0 million for the comparable 2005 period, an increase of 28%. The increase in the provision during the first quarter of 2006 primarily reflects increases in the Company’s provision for construction loans due to worsening macro-economic conditions and increases in the cost of living in Puerto

Rico, as well as delinquency trends in the Company’s overall portfolio. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
NON-INTEREST INCOME
     Non-interest income consists of net gain on mortgage loan sales and fees, net servicing income, trading activities, net gain (loss) on sale of investment securities, and commissions, fees, and other income.
     Net (Loss) Gain on Mortgage Loan Sales and Fees. Net loss on mortgage loan sales and fees amounted to $14.7 million during the first quarter of 2006 compared to a gain of $7.9 million for the same period in 2005.
     The loss during the first quarter of 2006 was principally due to the Company’s reassessment of its mortgage loans held for sale portfolio in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions. As a result of this review, management reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with a low FICO or with documentation and compliance issues, and transferred $876.2 million from its mortgage loan held for sale portfolio to its loan receivable portfolio. The transfer of mortgage loans included a market value adjustment of $12.3 million that was taken as a charge against earnings during the first quarter of 2006. An additional impairment charge of $5.0 million was recognized in the first quarter of 2006 on its mortgage loans held for sale portfolio, reflecting rising interest rates and market terms for secondary sales in the United States market. In addition, during the first quarter of 2006, the Company experienced lower margins on sales of mortgage loans as the Company was unable to utilize its traditional channels in Puerto Rico to sell its non-conforming loan production. Instead, the Company sold its non-conforming loan production in the U.S. market at a lower gain. Also, after the third quarter of 2005, the Company made the strategic decision to discontinue the sale of mortgage loans that result in the creation of floating rate IOs. In fact, during the first quarter of 2006, the Company’s mortgage loan sales did not create any floating rate IOs. Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting IO and MSR capitalization.

	FOR THE QUARTER	FOR THE QUARTER
	ENDED MARCH 31,	ENDED MARCH 31,
(In thousands)	2006	2005
Total loan sales and securitizations	$231,571	$821,865

Total loans sales resulting in the recording of IOs	$—	$539,712

IOs capitalized	$—	$5,323

MSRs capitalized	$4,249	$6,550
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the declining outstanding principal amount of the serviced loan. As of March 31, 2006, the weighted-average gross servicing fee for the portfolio was 0.40%. The size of Doral Financial’s loan servicing portfolio increased principally by retained servicing rights from sales of loans from its internal mortgage loan production. Loan servicing fees, net of guarantee fees, amounted to $7.8 million for the first quarter of 2006, compared to $7.6 million for the corresponding period of 2005.

     Set forth below is a summary of the components of the net servicing income:
TABLE C
NET SERVICING INCOME

	QUARTER ENDED
	MARCH 31,
(In thousands)	2006	2005
Servicing fees (net of guarantee fees)	$7,752	$7,578
Late charges	2,443	2,257
Prepayment penalties	519	372
Interest loss	(1,387)	(958)
Other servicing fees	62	99

Servicing income, gross	9,389	9,348
Amortization of servicing assets	(6,418)	(5,738)
Net recovery of servicing assets	2,179	4,218

Total net servicing income	$5,150	$7,828

     The decrease in net servicing income for the first quarter of 2006 was principally the result of a lower recovery in value of the MSRs recognized in current-period earnings as compared to the same period in 2005. For the first quarter of 2006, the valuation adjustment of MSR resulted in a net recovery from the Company’s previously recognized impairment valuation allowance of $2.2 million compared to a net recovery of $4.2 million for the same period in 2005. The net recovery in both periods reflects a rising interest rate environment that resulted in an increase in the estimated fair value of the Company’s MSRs, as mortgage prepayment forecasts decreased during both periods.
     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities accounted for as held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes.
     Set forth below is a summary of the components of gains and losses from trading activities:
TABLE D

	QUARTER ENDED
COMPONENTS OF TRADING ACTIVITIES	MARCH 31,
(In thousands)	2006	2005
Net realized gains (losses) on sales of securities held for trading	$2,891	$(2,192)
Losses on the IO valuation	(26,603)	(22,946)
Net unrealized gains (losses) on trading securities, excluding IOs	760	(396)
Net realized and unrealized gains on derivative instruments	13,005	32,170

Total	$(9,947)	$6,636

     Trading activities for the quarter ended March 31, 2006 resulted in a loss of $9.9 million compared to gain of $6.6 million for the corresponding 2005 period. The negative variance in trading activities results during the first quarter of 2006, as compared to the same period in 2005, was principally due to lower gains on derivative instruments, coupled with higher losses on the IO valuation. The volume of derivatives instruments decreased significantly as compared to the first quarter of 2005, as a result of the Company placing greater emphasis on internal balance sheet management as part of its risk management strategy. Net realized and unrealized gains on derivative instruments amounted to $13.0 million for the first quarter of 2006, compared to $32.2 million for the same period in 2005. During the first quarter of 2005, in order to hedge the Company’s sensitivity to changes in interest rates, Doral Financial entered into derivative instruments including floating-to-fixed interest rate swaps agreements. As medium- and long-term rates increased during the first quarter of 2005, the Company experienced an increase in the value of the Company’s derivative portfolio. As a result of the lower volume of derivative instruments during the first quarter of 2006, as well as to a smaller increase in long-term interest and swap rates, the level of gains was lower during this period as compared to the first quarter of 2005.
     Results from trading activities during the first quarter of 2006 were also affected by a higher unrealized loss on the value of the Company’s IOs, amounting to $26.6 million for the first quarter of 2006 compared to an unrealized loss of $22.9 million for the comparable 2005 period. Higher losses during 2006 were recognized as a result of a lower spread between the weighted-average coupon of the underlying mortgages loans and the pass-through rate payable to investors, as well as by higher discount rates, when compared to the same period in 2005. For the first quarter of 2006, the Company’s IO portfolio experienced a decrease in spread of 46 basis points due to a lower weighted-average coupon of the underlying mortgage loans and higher implied LIBOR rates (the average implied 3-month LIBOR rates over the life of the loans, is represented by the 5-year swap rate). The five-year swap rate is used throughout the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as a representative rate for parallel instantaneous shifts in the yield curve to simplify the presentation of the results. However, expected cash flows of the variable IO and discounting are based on the full swap curve. The weighted-average coupon of the mortgage loans underlying the Company’s variable IO portfolio decreased 3 basis points from 7.01% as of December 31, 2005 to 6.98% as of March 31, 2006 and the 5-year swap rate increased 43 basis points from 4.88% to 5.31% for such periods. The value of the variable rate IOs is sensitive to changes in interest rates, particularly to changes in short-term interest rates. As short-term interest rates increase, the value of the Company’s variable rate IOs is adversely affected. This may be offset, to some extent, by a reduction of prepayments and the extension of the asset’s life. Conversely, as short-term interest rates decrease, the fair value of the IOs increases, but this could be partially or fully offset by an acceleration of prepayments and associated reduction of the life of the asset.
     During the first quarter of 2006, the Company performed a comprehensive review of the assumptions used to estimate the discount rate used to value its IO portfolio. The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of the review, management reassessed the liquidity premium incorporated in the model in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions, and incorporated an additional 300 basis points of liquidity premium to the discount calculation. The methodology resulted in a discount rate of 12.99% at March 31, 2006 compared to 11.80% at March 31, 2005. For additional information regarding the Company’s IO internal valuation model refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, in Doral Financial’s 2005 Annual Report on Form 10-K.
     Net Gain on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the first quarter of 2006, gain on sale of investment securities amounted to approximately $63,000 compared to a gain of $4.8 million for the first quarter of 2005.

     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE E

	QUARTER
COMMISSIONS, FEES AND OTHER INCOME	ENDED MARCH 31,
(In Thousands)	2006	2005
Retail banking fees	$4,812	$3,978
Securities brokerage and asset management fees and commissions	271	333
Insurance agency commissions	2,702	2,947
Other income	1,949	508

Total	$9,734	$7,766

     Doral Financial’s banking fees have increased steadily as Doral Financial’s banking subsidiaries increased their retail branch network and as Doral Financial continues to diversify its sources of revenues by generating additional fees.
     Doral Financial’s insurance agency commission is principally comprised of dwelling and title insurance obtained by borrowers who obtain residential mortgage loans through Doral Financial’s mortgage-banking entities. The decrease in insurance agency commissions during the first quarter of 2006 is attributable to the decrease in the mortgage loan production experienced by the Company during the first quarter of 2006.
     During the first quarter of 2006, the Company sold certain residential units of a residential housing project that the Company took possession of in 2005. The sale of the units resulted in revenues of approximately $1.7 million, which are included as part of Other Income.
NON-INTEREST EXPENSES
     A summary of non-interest expenses for the quarters ended March 31, 2006 and 2005 is provided below.
TABLE F

	QUARTER
NON INTEREST EXPENSES	ENDED MARCH 31,
(In Thousands)	2006	2005
Compensation and employee benefits	$19,591	$25,589
Taxes, other than payroll and income taxes	3,308	2,352
Advertising	2,595	4,342
Professional services — excluding restatement expenses	6,074	3,973
Professional services — restatement expenses	11,077	—
Communication and information systems	5,227	4,824
Occupancy and other office expenses	7,155	7,163
Depreciation and amortization	5,703	4,953
Other	5,044	3,211

Total non-interest expenses	$65,774	$56,407

     Total non-interest expenses increased by $9.4 million, or 17%, during the quarter ended March 31, 2006, compared to the corresponding 2005 period. The increase in non-interest expenses for the quarter ended March 31, 2006 compared to the same period in 2005 was principally due to increases in professional services fees, which were offset in part by decreases in compensation and employee benefits. Professional fees for the first quarter of 2006 were $17.2 million, compared to $4.0 million for the same period a year ago. The increase for the first quarter of 2006 was primarily due to legal, accounting and consulting fees associated with the restatement process and related legal and accounting matters. The decrease in compensation and employee benefits relates primarily to the Company’s headcount reduction efforts. As of March 31, 2006, the Company’s full time employee headcount stood at 2,390 compared to 2,704 as of March 31, 2005. For the first quarter of each of 2006 and 2005, compensation expense includes $0.1 million and $2.4 million, respectively, associated with the expensing of stock-based compensation.
     The capitalized cost associated with the sale of units in a repossessed housing development amounted to approximately $1.5 million and is included as part of Other Expenses.
INCOME TAXES
     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005, net of the impact in the deferred taxes.
     Doral Financial enjoys income tax exemption on interest income derived from certain FHA and VA mortgage loans secured by properties located in Puerto Rico and on GNMA securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
     For the first quarter of 2006, Doral Financial recognized an income tax benefit of $39.1 million, compared to an income tax expense of $10.4 million for the same period in 2005. The decrease in the tax provision for 2006 was principally due to a decrease in pre-tax income combined with an increase in the net deferred tax asset. These factors were offset in part by higher net operating losses in certain subsidiaries that under the PR Code could not be used to offset gains in other subsidiaries.
     For the first quarter 2006, the Company recognized pre-tax losses of $22.0 million compared to a pre-tax gain of $49.6 million for the corresponding period in 2005.
     During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes the IO Tax Asset is a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years. Furthermore, the agreement clarified that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary, and that any entity in the group could use the amortization deduction of the IO Tax Asset to offset taxable income. The combined effect of these two agreements, especially the additional net deferred tax assets recognized as a result of the first agreement combined with the ability to use the amortization deduction to offset taxable income from various entities within the Doral Financial corporate group, including the Puerto Rico banking subsidiary, resulted in an increase in the deferred tax asset net of the valuation allowance and in a net tax benefit for the first quarter of 2006.

     In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income and tax planning strategies in making this assessment. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available.
     Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the quarter ended March 31, 2006, net operating losses of $62.7 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in the creation of a valuation allowance. At March 31, 2006, the Company's deferred tax asset, net of its valuation allowance of $116.2 million, amounted to approximately $259.4 million, compared to $213.2 million at December 31, 2005.
     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins or loss of market share.

BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $69.3 million for the quarter ended March 31, 2006 compared to $112.4 million for the quarter ended March 31, 2005. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE G

LOAN PRODUCTION	QUARTER ENDED MARCH 31,
(Dollars in Thousands, Except for Average Initial Loan Balance)	2006	2005
FHA/VA mortgage loans
Number of loans	483	1,333
Volume of loans	$46,369	$110,192
Percent of total volume	5%	9%
Average initial loan balance	$96,002	$82,665

Conventional conforming mortgage loans
Number of loans	510	1,558
Volume of loans	$58,861	$183,861
Percent of total volume	7%	14%
Average initial loan balance	$115,414	$118,011

Conventional non — conforming mortgage loans(1)
Number of loans	5,497	6,396
Volume of loans	$591,385	$706,134
Percent of total volume	68%	54%
Average initial loan balance	$107,583	$110,402

Other(2)
Number of loans	1,014	4,061
Volume of loans	$179,127	$301,496
Percent of total volume	20%	23%

Total loans
Number of loans	7,504	13,348
Volume of loans	$875,742	$1,301,683

(1)	Includes $42.2 million and $44.4 million in second mortgages for the quarters ended March 31, 2006 and 2005, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.
     As noted earlier, the decrease in Doral Financial’s loan production is due to a number of factors including changes in the underwriting processes, economic conditions in Puerto Rico, and competition from other financial institutions. Doral Financial has decided to implement uniform, automated and rules-based underwriting procedures. The implementation of these procedures has caused disruption in the Company’s loan originations. The Company believes that these underwriting standards will allow it to more efficiently underwrite assets with better credit quality and risk price its loan products in the future.
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancings. For the three month periods ended March 31, 2006 and 2005, refinance loans represented approximately 53% and 55%, respectively, of the total dollar volume of internally originated mortgage loans. Doral

Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE H
LOAN ORIGINATION SOURCES

	THREE MONTH PERIOD ENDED MARCH 31,
	2006			2005
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	72%	—	72%	72%	1%	73%
Wholesale(1).	8%	—	8%	8%	—	8%
New Housing Developments	11%	2%	13%	9%	2%	11%
Multi-family	—	—	—	—	—	—
Other(2)	6%	1%	7%	6%	2%	8%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans on a servicing retained basis from its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During the first quarter of 2006 and 2005, Doral Financial purchased servicing rights to approximately $16.4 million and $55.6 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE I
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans)

	AS OF MARCH 31,
	2006	2005
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,175,165	$2,360,720
FHLMC/FNMA	4,174,044	3,639,212
Other conventional mortgage loans(1)(2)	9,535,232	8,550,765

Total servicing portfolio	$15,884,441	$14,550,697

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	174,924	165,336
Weighted- average interest rate	6.60%	6.72%
Weighted- average remaining maturity (months)	257	255
Weighted- average gross servicing fee rate — loans serviced to others	0.3974%	0.3963%
Average servicing portfolio(3)	$15,806,023	$14,407,532
Principal prepayments	$437,880	$549,301
Constant prepayment rate	10%	13%
Average size of loans	$90,808	$88,007
Servicing assets, net	$150,802	$129,696

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.29%	1.32%
90 days or more past due	1.51%	1.71%

Total delinquencies excluding foreclosures	2.80%	3.03%

Foreclosures pending	1.96%	1.54%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$15,727,604	$14,264,367
Add:
Loans funded and purchased(4)	689,956	955,281
Bulk servicing acquired	16,376	55,619
Less:
Servicing sales	12,885	2,537
Run-off(5)	536,610	722,033

Ending servicing portfolio	$15,884,441	$14,550,697

(1)	Includes $6.2 billion and $5.4 billion of loans owned by Doral Financial at March 31, 2006 and 2005, respectively, which represented 39% and 37% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $270.3 million and $303.5 million at March 31, 2006 and 2005, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Includes the average balance of loans owned by Doral Financial of $6.0 billion and $4.4 billion at March 31, 2006 and 2005, respectively.

(4)	Excludes approximately $185.8 million and $346.4 million of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of March 31, 2006 and 2005, respectively.

(5)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At March 31, 2006 and 2005, approximately 1% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $437.9 million and $549.3 million for the three months ended March 31, 2006 and 2005, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network.
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
     Doral Financial’s capital resources and financing costs have been affected by a number of factors associated with the restatement process, including the downgrade of its credit ratings, its inability to access the capital markets, the decision of a substantial majority of its unsecured creditors not to renew committed credit facilities and the termination of commitments to sell non-conforming mortgage loans in the local market, as well as extraordinary legal, accounting and other expenses. The decrease in Doral Financial’s credit ratings has and may continue to adversely affect its liquidity because lending institutions may be less inclined to renew or enter into new lending arrangements with Doral Financial or demand higher collateral requirements. In addition, counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes have and could further increase the applicable margin requirements under such agreements.
     In addition, banking regulations and related regulatory actions have placed restrictions on the ability of Doral Financial’s non-banking operations to rely on the liquidity of its banking subsidiaries. On March 17, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner, which prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval. As a result of Doral Financial’s holding company structure, its deposits and substantially all of its investment securities are held by its banking subsidiaries. For a detailed description of these orders, please refer to Note “u” to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q.
     On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock.
     Since the second half of 2005, Doral Financial’s banking subsidiaries have relied primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities as their primary sources of liquidity, while the holding company has relied primarily on repurchase agreements and sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. The requirements for sale of non-conforming loans in the U.S. secondary mortgage market tend to be stricter than those of the Puerto Rico market, where the Company used to sell its non-confoming loans prior to the beginning of the restatement process. The Company continues to pay its debts as they become due.
     The Company’s greatest liquidity challenge will be the refinancing of its $625 million floating rate senior notes that mature in July 2007. Doral Financial will require outside financing or other sources of capital to repay this indebtedness at maturity. Accordingly, it is in the process of selecting an advisor to assist the Company in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance future earnings. In connection with the refinancing of the senior notes and the restructuring of its balance sheet, the Company may undertake a number of initiatives, including the issuance of high-yield debt securities, the sale of assets and the issuance of equity securities. The Company’s ability to implement these initiatives and the terms thereof may be adversely affected by the Company’s current credit ratings, the ongoing shareholder litigation, the Company’s deteriorated earnings, the Company’s holding company structure and restrictions under the existing cease and desist orders and banking regulations on the ability of the Company to rely on the liquidity of its banking subsidiaries. The Company cannot give you assurance that it will be ultimately successful in executing these initiatives.
     On September 19, 2006, Doral Financial publicly announced that the SEC had approved a final settlement with the Company, which resolved the SEC’s investigation of the Company. Under the settlement approved by the SEC, Doral Financial agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. Doral Financial also agreed to pay a $25 million civil penalty and the disgorgement of $1 to the SEC. The staff of the SEC may request that the civil penalty be distributed to investors under a plan of distribution to be established by the SEC, as authorized under the Sarbanes-Oxley Act of 2002.
     The settlement also provides that the amounts to be paid as civil penalty shall be treated by Doral Financial as penalties paid to the government for all purposes, including tax purposes, and that Doral Financial shall not seek to be reimbursed or indemnified for such payments through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. Doral Financial had reserved $25 million in its consolidated financial statements for the year ended December 31, 2005 in connection with a potential settlement of the SEC’s investigation of the Company.
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the three month period ended March 31, 2006, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $41.3 million, compared to $37.8 million for the same period during 2005. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of March 31, 2006 and December 31, 2005, the outstanding principal balance of such delinquent loans was $270.3 million and $286.1 million, respectively, and the aggregate monthly amounts of funds advanced by Doral Financial was $21.9 million and $21.9 million, respectively. There were no servicing-retained delinquent loan sales in the first quarter of 2006 or 2005.
     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet the specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans.
     In addition to its servicing and warranty obligations, Doral Financial’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. See “Off-Balance Sheet Activities” for additional information on these arrangements.
     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of March 31, 2006, Doral Financial’s maximum recourse exposure with FNMA amounted to $941.6 million and FNMA had required the posting of approximately $44.0 million in cash collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.

     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of March 31, 2006 and December 31, 2005:
TABLE J
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF MARCH 31, 2006		AS OF DECEMBER 31, 2005
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,224,112	3.27%	$4,237,269	2.98%
Repurchase Agreements	5,858,014	4.27%	6,054,598	4.08%
Advances from FHLB	1,069,500	4.22%	969,500	4.08%
Loans Payable	3,428,556	6.17%	3,578,230	5.75%
Notes Payable	889,490	5.99%	965,621	5.86%
     Doral Financial had collateralized warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $13.0 billion as of March 31, 2006, of which $6.9 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $500.0 million represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remainder was represented by uncommitted facilities, under which the lender does not have a binding legal obligation to disburse funds to the Company. Committed lines of credit generally require a borrower to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making further advances.
     Doral Financial has also obtained liquidity in the capital markets through public and private offerings of its debt securities, although it has not offered debt securities since April 2005 when it announced the decision to restate its financial statements and, subject to market and other conditions, does not expect to be able to do so until at least after it is current in its SEC filings.
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
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, advances from the FHLB and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of March 31, 2006, Doral Financial’s banking subsidiaries held approximately $4.2 billion in deposits at a weighted-average interest rate of 3.27%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

TABLE K
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		YEAR ENDED
	MARCH 31, 2006		DECEMBER 31, 2005
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,763,217	3.92%	$2,248,530	3.56%
Regular passbook savings	444,722	2.52%	476,600	2.34%
NOW accounts	578,685	2.28%	673,755	2.22%
Non-interest bearing	370,174	—	442,940	—

Total deposits	$4,156,798	3.19%	$3,841,825	2.76%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at March 31, 2006.
TABLE L
CERTIFICATES OF DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT
Certificates of deposit maturing:
Three months or less	$373,272
Over three through six months	258,396
Over six through twelve months	637,672
Over twelve months	1,082,995

Total	$2,352,335

     As of March 31, 2006 and December 31, 2005, Doral Financial’s retail banking subsidiaries had approximately $1.9 billion, in each case, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
REGULATORY CAPITAL RATIOS
     As of March 31, 2006, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of March 31, 2006, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE M
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk-weighted assets)	11.9%	19.5%	16.9%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	10.9%	18.5%	16.4%
Leverage Ratio(1)	5.5%	6.6%	9.8%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     Doral Financial’s regulatory capital ratios as of March 31, 2006 declined, when compared to March 31, 2005, due to significant asset growth that was not accompanied with a proportional capital growth. The higher volume of risk-weighted assets during 2006, which increased by 9% compared to 2005, was principally attributable to significant increases in the Company’s loan portfolios, in particular the commercial , construction, and residential loan portfolios. For the quarter ended March 31, 2006, risk-weighted assets include $963.2 million of mortgage loans over which the Company was deemed to have regained control based on a call option tied to pre-determined interest rate levels. The increase in the Company’s loan portfolios was partially offset by a decrease in its investment securities portfolio. Also, while the Tier 1 and Total Capital Ratios have risk weighting components that take into account the lower level of risk associated with the Company’s mortgage and securities portfolios, the leverage ratio is significantly lower because it is based on total average assets without any risk weighting.
          As of March 31, 2006, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
          Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
          On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part I, Item 3, Legal Proceedings, in the Company’s 2005 Annual Report on Form 10-K.
ASSETS AND LIABILITIES
          At March 31, 2006, Doral Financial’s total assets were $17.8 billion, compared to $17.3 billion at December 31, 2005. The increase in assets was due primarily to an increase on the Company’s total loans of $1.2 billion. The increase in the Company’s loan portfolio reflects principally the application of SFAS 140 to certain mortgage loan sale agreements with a local financial institution under which Doral Financial was required to pay to the counterparty a floating pass-through rate tied to LIBOR while the underlying mortgages generate interest at a fixed rate. As part of these agreements, the Company retained a call option which granted it a right to repurchase the mortgage loans at par if the floating pass-through rate reached a pre-determined rate, generally below the weighted-average coupon of the underlying mortgage loans. When the floating pass-through rate reaches the pre-determined rate and the loans are eligible for repurchase, Doral Financial is deemed to have regained control over the loans and, at such time, the loans must be brought back on the Company’s balance sheet, as assets, according to the provisions of SFAS 140, regardless of whether the Company intends to exercise the call option. During the first quarter of 2006, as a result of the continued rise in short-term interest rates the floating pass-through rate reached the pre-determined rate, causing the Company’s call rights to become exercisable. As a result, approximately $963.2 million of mortgage loans were brought back on the Company’s balance sheet as mortgage loans held for sale during the first quarter of 2006. Excluding the application of SFAS 140 to these agreements, Doral Financial’s total assets would have decreased by $432.5 million or 3%.

     As of March 31, 2006, Doral Financial’s banking subsidiaries had $11.4 billion in assets, including assets of Doral International an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $11.6 billion at December 31, 2005. The decrease in assets was principally due to the deleveraging of the banking subsidiaries investment portfolio by not reinvesting principal repayments on these assets.
     Total liabilities were $16.7 billion at March 31, 2006, compared to $16.1 billion at December 31, 2005. The increase in liabilities was largely the result of the unconditional option to buy back mortgage loans recognized as a liability to offset the increase in mortgage loans held-for-sale described above. Since the second half of 2005, the funding mix of the Company has relied more on deposits and short-term borrowings under FHLB advances and less on senior notes payable.
OFF-BALANCE SHEET ACTIVITIES
     In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally from four to seven years) or up to a specified percentage (generally 10% to 15% ) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. As of March 31, 2006, the outstanding principal balance of loans sold subject to recourse was $2.3 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $1.7 billion (see Table P – Other Commercial Commitments for a breakdown of recourse obligation by expiration period). Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements, except for a liability of $17.1 million, as of March 31, 2006, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” As of March 31, 2006, approximately $86.6 million or 3.8% of the principal amount in loans sold with recourse were 60 days or more past due, of which $53.7 million were 90 days or more past due.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of March 31, 2006.
TABLE N
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

			Loans Past Due - Over 90
	Outstanding	Weighted-average	Days Without Insurance, and
(In thousands)	Balance	Loan to Value	Loan-To-Value Over 80%
Loan Type:
FHA/VA loans	$17,508	89.3%	$—
Conventional loans	2,142,985	75.8%	10,863
Commercial loans	94,231	78.3%	—

Total	$2,254,724	76.0%	$10,863

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
     Current management has decided to decrease recourse sales, including sales to FNMA and FHLMC, and to restructure non-conforming loan transactions with local counterparties to eliminate recourse provisions. Accordingly, the Company’s recourse obligations should decrease over time.

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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At March 31, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $534.3 million and $8.0 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $468.1 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of March 31, 2006.
TABLE O
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,224,112	$3,058,472	$1,026,717	$124,623	$14,300
Repurchase agreements(2)	5,858,014	2,313,214	2,744,800	800,000	—
Advances from the FHLB(2)	1,069,500	702,500	317,000	50,000	—
Loans payable(3)	3,428,556	468,027	768,006	586,674	1,605,849
Notes payable	889,490	7,760	637,592	1,115	243,023
Other liabilities	242,440	239,440	2,000	1,000	—
Non-cancelable operating leases	67,653	7,545	13,554	11,482	35,072

Total Contractual Cash Obligations	$15,779,765	$6,796,958	$5,509,669	$1,574,894	$1,898,244

(1)	Amounts included in the table above do not include interest.

(2)	Includes $3.4 billion of repurchase agreements with an average rate of 4.11% and $702.5 million in advances from the FHLB-NY with an average rate of 4.09%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from February 2008 to March, 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $3.4 billion of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purpose of the table above, the Company used a CPR of 12.3% to estimate the repayments.

TABLE P
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
OTHER COMMERCIAL	AMOUNT	LESS THAN			AFTER
COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$534,310	$342,939	$176,705	$14,586	$80
Commitments to sell mortgage-backed securities and loans	468,062	468,062	—	—	—
Commercial and financial standby letters of credit	8,006	8,006	—	—	—
Maximum contractual recourse exposure	1,709,395	85,896	737,121	528,068	358,310

Total	$2,719,773	$904,903	$913,826	$542,654	$358,390

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Interest Rate and Market Risk Management
     Doral Financial’s management has identified interest rate risk as the primary risk facing the Company. Interest rate risk includes the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities. Interest rate risk also includes the risk that Doral Financial’s net interest income from its loan and investment portfolio will change in response to changes in interest rates. Doral Financial’s risk management strategies, are discussed in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2005 under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.
Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels periodically established by the Board of Directors. Management seeks to modify the risk profile of the balance sheet through hedging activities to achieve targeted levels.
     The interest rate risk exposure can be decomposed into linear and non-linear risk based on the varying changes to the Market Value of Equity due to changes in interest rates. The linear risk is managed through interest rate swaps. The non-linear risk arises primarily from the embedded optionality in our products and transactions, which allow clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage backed securities.
     The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases and decreases of interest rates, as of March 31, 2006 and December 31, 2005.

	Market Value	Net Interest
As of March 31, 2006	of Equity Risk	Income Risk[1]
+ 100 BPS	(41.7)%	(3.8)%
- 100 BPS	25.6%	7.2%

	Market Value	Net Interest
As of December 31, 2005	of Equity Risk	Income Risk[1]
+ 100 BPS	(24.7)%	(3.7)%
- 100 BPS	12.8%	6.8%

(1)	Based on 12-month forward change in net interest income
     The increase in Market Value of Equity Risk from December 31, 2005 to March 31, 2006 primarily relates to increases in long-term interest rates. During 2006, as interest rates increased, the duration of the Company’s mortgage-related assets also has increased. However, this increase was not offset by a proportional increase in value of the Company’s instruments used for interest rate risk management purposes. In addition, the duration of the Company’s structured borrowings, FHLB advances and repurchase agreements, decreased due to fact that many of these instruments have call options in favor of the lenders requiring Doral Financial to prepay the borrowing at the lender’s option. In a rising rate environment, as lenders exercise their call rights, Doral Financial is required to replace such funding with higher cost funding. The increase in the duration of the assets coupled with the decrease in duration of liabilities led to an increase in the duration of equity, which, in turn, led to higher sensitivity and higher Market Value of Equity Risk.
     The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of March 31, 2006 and December 31, 2005.
(In thousands)

	March 31, 2006		December 31, 2005
	Change in Fair
	Value of	Change in Fair	Change in Fair Value
	Available for Sale	Value of Held to	of Available for Sale	Change in Fair Value
Change in yield	Securities and	Maturity	Securities and	of Held to Maturity
curve (basis points)	FHLB Stock	Securities	FHLB Stock	Securities
+200	$(424,261)	$(307,917)	$(425,632)	$(290,743)
+100	(205,575)	(149,043)	(200,611)	(140,570)
+50	(99,421)	(73,145)	(94,944)	(68,916)
Base	—	—	—	—
-50	88,568	68,094	79,585	62,654
-100	157,726	132,593	137,066	121,809
-200	234,615	245,384	212,629	232,626
     Doral Financial’s balance sheet includes a large portfolio of long-term investment securities with fixed interest rates, mostly mortgage backed securities. These securities were purchased as part of prior management’s strategy to maximize tax-exempt income. The investment portfolio was mostly financed with short-term or callable liabilities. Under a steep yield curve environment, the strategy increased net interest income but exposed the Company to higher interest rate risk from increasing rates.
     Because of the current composition of Doral Financial’s assets and liabilities, the Company believes that its net interest margin over a 2 year horizon would decrease under certain rising or declining interest rate environments, assuming parallel and instantaneous increases or decreases of interest rates. Under certain rising interest rate scenarios, the duration of the Company’s fixed-rate mortgages loans and securities would extend and the Company would be locked into lower-yielding assets for longer periods. At the same time, due to the callable features of the Company’s liabilities, the duration of the Company’s callable liabilities would shorten and the Company would have to refinance its liabilities at higher rates. Under certain declining interest rate scenarios, the duration of the Company’s fixed-rate mortgages loans and securities would shorten as mortgage refinancings increase (this tendency is referred to as negative convexity) and the Company would have to reinvest principal prepayments at lower rates. Conversely, the duration of the Company’s callable liabilities would extend and the Company would be locked into high borrowing rates. The Company is in the process of selecting a financial adviser to assist the Company in examining alternatives to restructure its balance sheet in order to enhance future earnings.
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
     The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at March 31, 2006. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.

TABLE Q
INTEREST RATE SWAPS
(DOLLARS IN THOUSANDS)

NOTIONAL	MATURITY		INTEREST RATE	INTEREST RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE
$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.750%	4.430%	$6,186

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.750%	4.443%	$6,077

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.890%	3.688%	$2,208

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	4.890%	3.655%	$2,256

$200,000	November, 2009	To protect the spread of the variable IOs	4.715%	3.773%	$9,808

$200,000	November, 2009	To protect the spread of the variable IOs	4.770%	3.975%	$8,544

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $2.5 billion and $14.6 billion, respectively, as of March 31, 2006 and December 31, 2005. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives. Doral Financial’s ability to use derivatives in the future could be adversely affected by a number of factors related to the restatement, including the downgrade of it credit ratings. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts.
The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.

TABLE R
FAIR VALUE RECONCILIATION

Quarter ended
(In thousands)	March 31, 2006
Fair value of contracts outstanding at the beginning of the period	$25,241
Contracts realized or otherwise settled during the period	(7,541)
Fair value of new contracts entered into during the period	—
Changes in fair values during the period	19,371

Fair value of contracts outstanding at the end of the period	$37,071

TABLE S
SOURCE OF FAIR VALUE
(In thousands)

	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of March 31, 2006	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Source of Fair Value

Prices actively quoted	$1,992	$—	$—	$—	$1,992
Prices provided by other external sources	—	16,727	18,352	—	35,079

	$1,992	$16,727	$18,352	$—	$37,071

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

TABLE T
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)

	March 31, 2006
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)
AA-	1	$400,000	$14,760	$—	$14,760	3.62
A+	2	1,250,000	11,625	—	11,625	0.85
A	1	800,000	6,819	—	6,819	0.96

Total Derivatives	4	$2,450,000	$33,204	$—	$33,204	1.34

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
(Dollars in thousands)

	December 31, 2005
			Total Exposure			Weighted Average
	Number of		At Fair	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	Value(3)	Values	Total Fair Value	(in years)
AA-	1	$400,000	$13,939	$—	$13,939	3.87
A+	2	1,000,000	1,958	(3,909)	(1,951)	1.24
A	1	550,000	—	(2,864)	(2,864)	1.63

Subtotal	4	1,950,000	$15,897	$(6,773)	$9,124	1.89

Other derivatives(4):
Treasury future options		12,600,000

Total Derivatives		$14,550,000

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
Credit Risk
     Doral Financial has identified mortgage credit risk as the primary type of credit risk affecting the Company. Mortgage credit risk is the risk that a borrower fails to make timely payments on a mortgage owned or guaranteed by Doral Financial.
     With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750 in addition to the mortgage collateral. Loan-to-value ratios for residential mortgage loans, excluding FHA/VA loans, generally do not exceed 80% (100% for certain qualifying home purchase transactions), unless private mortgage insurance is obtained.
     In the ordinary course of business, the Company has sold some loans on a recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” for more information regarding recourse obligations.

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
     In connection with the transformation of Doral Financial’s business strategies, the Company’s current management determined that Doral Financial’s underwriting procedures and controls were not sufficiently robust or effective to enable the Company to readily sell non-conforming loans in the U.S. institutional secondary mortgage market and were not consistent with the Company’s goals of retaining a greater portion of loan production and improving the quality of its loan portfolio. Accordingly, Doral Financial’s current management, with the assistance of outside experts, is implementing a number of changes in the Company’s loan application and underwriting procedures and controls. Doral Financial has decided to implement uniform, automated and rules-based underwriting procedures. The implementation of these procedures has caused disruption in the Company’s loan originations. The Company believes that these underwriting standards will allow it to more efficiently underwrite assets with better credit quality and risk price its loan products in the future.
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
          During 2006, a number of key economic indicators suggest that the Puerto Rico economy is suffering a slowdown, as a result of, among other things, high levels of oil prices, the upward trend in short-term interest rates and the flattening of the yield curve, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term rates and the reduction in public investment have had an adverse effect in construction activity, which has been a key contributor to economic growth in recent years.
          Doral Financial also provides land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targets developers of residential construction for single family primary home occupancy. These types of loans involve greater credit risks than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. Doral Financial’s construction business is integrated with the mortgage lending business and typically the Company’s mortgage banking units provide customer financing for the permanent mortgage loans generated by the residential developments.
     During the quarter ended March 31, 2006, Doral Financial entered into $100.1 million of commitments to disburse construction loans extended to developers for residential housing projects. The following table presents further information on the Company’s construction portfolio.

	As of	As of
	March 31,	December 31,
(In thousands)	2006	2005
Construction loans(1)	$817,859	$795,848

Total undisbursed funds under existing commitments	$446,316	$375,694

Non-performing construction loans	$11,322	$9,212

Net charge offs – Construction loans	$—	$4,938

Allowance for loan losses – Construction loans	$24,547	$20,748

Non-performing construction loans to total construction loans	1.38%	1.16%
Allowance for loan losses – construction loans to total construction loans	3.00%	2.61%
Net charge-offs to total construction loans	0.00%	0.62%

(1)	Includes $682.1 million and $670.3 million of construction loans for residential housing projects as of March 31, 2006 and December 31, 2005, respectively. Also includes $135.8 million and $125.5 million of construction loans for commercial, condominiums and multi-family projects as of March 31, 2006 and December 31, 2005, respectively.
Non-performing assets and allowance for loan and lease losses
          Non-performing assets (“NPAs”) consist of loans on a non-accrual basis and other real estate owned. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery and the loan will return to an accrual basis when principal and interest become current and collectibility is reasonably assured. As of March 31, 2006 and 2005, Doral Financial would have recognized $11.1 million and $12.4 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of March 31, 2006 and December 31, 2005 amounted to approximately $58.9 million and $58.0 million, respectively. At March 31, 2006 and December 31, 2005, an impairment allowance of $13.5 million and $13.9 million, respectively, was allocated to such impaired loans.
          The increase in non-performing loans in the mortgage banking business from 2005 to 2006 was due to an increase in the loans portfolio as a result of Doral Financial’s strategy to retain a larger portion of its mortgage loan production and the unavailability to the Company of its traditional sales channels for its non-conforming mortgage loan production and an increase in the overall delinquency on its residential mortgage loans portfolio, which the Company attributes in part to worsening economic conditions and increases in the cost of living in Puerto Rico.
          The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE U
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	MARCH 31, 2006	DECEMBER 31, 2005
Mortgage banking business:
Non-accrual loans:
Construction loans	$2,498	$1,557
Residential mortgage loans(1)	196,585	162,902
Construction loans past due 90 days and still accruing	—	170
OREO	20,532	16,351

Total NPAs of mortgage banking business	219,615	180,980

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	8,824	7,485
Residential mortgage loans	20,684	12,300
Commercial real estate loans	15,849	11,517
Consumer loans	2,140	1,932
Commercial non-real estate loans	866	1,056
Lease financing receivable	180	158

Total non-accrual loans	48,543	34,448

OREO	1,472	1,311

Total NPAs of banking subsidiaries	50,015	35,759

Total NPAs of Doral Financial (consolidated)	$269,630	$216,739

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.24%	0.97%

Total NPAs of Doral Financial as a percentage of consolidated total assets	1.51%	1.25%

Total non-performing loans to total loans (excluding GNMA defaulted loans and any delinquent mortgage loan in which the Company is deemed to have regain control base on a call option tied to pre-determined interest rate levels, according to SFAS 140 control provisions)	3.09%	2.57%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing loans held for sale) at end of period(2)	55.39%	96.87%

(1)	Does not include approximately $69.6 million and $74.0 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of March 31, 2006 and December 31, 2005, respectively. Also excludes any delinquent mortgage loan in which the Company is deemed to have regained control based on a call option, exercisable at the option of the Company, tied to pre-determined interest rate levels. During the first quarter of 2006, the continued rise in short-term interest rates caused the Company’s call right to become exercisable and $963.2 million of mortgage loans had to be brought back on the Company’s balance sheet as an asset, regardless of whether the Company intends to exercise the call option.

(2)	During the first quarter of 2006, the Company reclassified $876.2 million from its mortgage loans held for sale portfolio to its loans receivable portfolio, as a result of a review of its mortgage loans held for sale portfolio. As of March 31, 2006, there was a $12.1 million discount related with the loans transferred.
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

TABLE V

	QUARTER ENDED
ALLOWANCE FOR LOAN AND LEASE LOSSES	MARCH 31,
(DOLLARS IN THOUSANDS)	2006	2005
Allowance for Loan and Lease Losses:
Balance at beginning of period	$35,044	$20,881
Provision (recovery) for loan and lease losses:
Construction loans	3,799	486
Residential mortgage loans	583	(209)
Commercial real estate loans	(494)	913
Consumer loans	980	2,162
Lease financing	208	233
Commercial non-real estate loans	53	343
Land secured loans	44	119

Total provision for loan and lease losses	5,173	4,047

Charge – offs:
Construction loans	—	—
Residential mortgage loans	—	—
Commercial real estate loans	(43)	(29)
Consumer loans	(772)	(529)
Lease financing	—	—
Commercial non-real estate loans	(190)	(177)
Land secured loans	—	—

Total charge-offs	(1,005)	(735)

Recoveries:
Construction loans	—	—
Residential mortgage loans	—	—
Commercial real estate loans	—	—
Consumer loans	54	56
Lease financing	—	—
Commercial non-real estate loans	51	6
Land secured loans	—	—

Total recoveries	105	62

Net charge-offs	(900)	(673)

Other	13	—

Balance at end of period	$39,330	$24,255

Allowance for loan and lease losses as a percentage of loans receivable outstanding at the end of period(1)	1.30%	1.83%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.12%	0.15%

(1)	Does not include loans secured by real estate of $426.6 million and $490.0 million as of March 31, 2006 and 2005, respectively, resulting from mortgage transfers from local financial institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided.
     The Company determined, based on an analysis of the credit quality, composition of its loan portfolio, and loan loss experience, that the allowance should be increased to reflect the increased risk. The increase in the allowance for loan and lease losses reflects principally an increase in the allowance for the Company’s construction loan portfolio, as well as an increase in delinquency trends in the loans portfolio. See “Credit Risks” above for further information on the Company’s construction loan portfolio and the related allowance for loan losses.

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
          Doral Financial intends to retain a corporate level Enterprise Risk Officer, who will be responsible for the analysis of non-credit and non-market risks faced by the Company. The Enterprise Risk Officer will coordinate with the Internal Audit group on risk identification and monitoring through Doral Financial. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
Internal Control Over Financial Reporting
          Doral Financial’s management has identified several material weaknesses in Doral Financial’s internal control over financial reporting. For a detailed discussion of the materials weaknesses that have been identified by management, please refer to Item 9A of Part II of the Company’s 2005 Annual Report on Form 10-K.
Liquidity Risk
          For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “— Liquidity and Capital Resources,” above.
          The Company’s greatest liquidity challenge is the refinancing of its $625 million floating rate senior notes that mature in July 2007. Doral Financial will require outside financing or other sources of capital to repay this indebtedness at maturity. Accordingly, it is in the process of selecting an advisor to assist the Company in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance future earnings. In connection with the refinancing of the senior notes and the restructuring of its balance sheet, the Company may undertake a number of initiatives, including the issuance of high-yield debt securities, the sale of assets and the issuance of equity securities. The Company’s ability to implement these initiatives and the terms thereof may be adversely affected by the Company’s current credit ratings, the ongoing shareholder litigation, the Company’s deteriorated earnings, the Company’s holding company structure and restrictions under the existing ceases and desist orders and banking regulations on the ability of the Company to rely on the liquidity of its banking subsidiaries. The Company cannot give you assurance that it will be ultimately successful in executing these initiatives.
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
          On May 25, 2006, the Governor of Puerto Rico signed legislation providing for a fiscal reform of the government of the Commonwealth of Puerto Rico. The legislation generally applies to every instrumentality and entity of the Executive branch and sets forth as the public policy of the Commonwealth of Puerto Rico the reduction of government spending, the elimination or consolidation of redundant agencies, the reduction of government payroll, subject to certain limitations, the limitation of unnecessary, extravagant or excessive spending, and the limitation of public relations and other similar expenses.
          Although the tax and fiscal reforms have been adopted, there is no assurance that such measures will generate the projected revenues or savings. It is impossible for the Company to predict the impact that current fiscal situation of the Commonwealth will have on the Puerto Rico economy and thus on Doral Financial’s results of operations.
          For additional information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1 Business “The Commonwealth of Puerto Rico, USA – Current Fiscal Situation” in the Company’s 2005 Annual Report on Form 10-K.
          In addition, general and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratio of existing loans, thereby reducing credit exposure. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of the effects of changes of interest rates on Doral Financial’s operations.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
          Doral Financial’s management, with the participation of its current Chief Executive Officer and its current Chief Financial Officer, evaluated the effectiveness of Doral Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of

1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
     The Company’s current management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2005, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2005 Annual Report on Form 10-K. Material weaknesses continued to exist as of March 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses and the Company’s inability to timely file its annual and quarterly reports, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.
     Doral Financial is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005. Doral Financial’s remediation efforts are outlined in “— Remediation of Material Weaknesses” under Item 9A, Controls and Procedures, of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2005 and are specifically designed to address the material weaknesses identified by Doral Financial’s management and to enhance the Company’s overall corporate governance. Doral Financial will disclose any significant further developments arising as a result of its remediation efforts in future filings with the SEC.
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
Changes in Internal Control Over Financial Reporting
          During the quarter ended March 31, 2006, as described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company continued to take certain steps to address some of the issues raised by the restatement process that started on April 15, 2005 and the material weaknesses in internal control over financial reporting that existed as of December 31, 2005. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Doral Financial is subject to various legal proceedings arising as a result of the restatement of the Company’s financial statements for the years 2000 to 2004. For information on these proceedings, please refer to Note “u” to the unaudited interim financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
     For a detailed discussion of certain risk factors that could affect Doral Financial’s results for future periods see Item 1A, Risk Factors, in Doral Financial’s 2005 Annual Report on Form 10-K.

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

DORAL FINANCIAL CORPORATION
(Registrant)

Date: October 23, 2006	/s/ Glen Wakeman Glen Wakeman
Chief Executive Officer and President

Date: October 23, 2006	/s/ Lidio Soriano Lidio Soriano
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