Form 10-Q
period 2006-06-30
DORAL FINANCIAL CORP
filed 2006-10-23
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE
PART I — FINANCIAL INFORMATION	4

Item 1 — Financial Statements	4

Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2006 and December 31, 2005	4

Consolidated Statements of (Loss) Income (Unaudited) — Quarters ended June 30, 2006 and June 30, 2005 and six months ended June 30, 2006 and June 30, 2005	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) — Six months ended June 30, 2006 and June 30, 2005	6

Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Quarters ended June 30, 2006 and June 30, 2005 and six months ended June 30, 2006 and June 30, 2005	7

Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2006 and June 30, 2005	8

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3 —Quantitative and Qualitative Disclosures about Market Risk	81

Item 4 —Controls and Procedures	81

PART II — OTHER INFORMATION	82

Item 1 —Legal Proceedings	82

Item 1A —Risk Factors	82

Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3 —Defaults Upon Senior Securities	82

Item 4 —Submission of Matters to a Vote of Security Holders	82

Item 5 —Other Information	82

Item 6 —Exhibits	82

SIGNATURES	83
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHANGES AND PREFERRED STOCK DIVIDENDS
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

EXPLANATORY NOTE
     Doral Financial Corporation (“Doral Financial” or the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, as a result of the delay in completing the restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of Doral Financial’s amended Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Company’s subsequent reports.
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

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2006	2005
ASSETS
Cash and due from banks	$211,174	$192,141

Money market investments:
Money market investments with creditors’ right to repledge	75,290	141,391
Other money market investments	783,704	1,212,970

Total money market investments	858,994	1,354,361

Pledged investment securities that can be repledged:
Securities held for trading, at fair value (includes fair value of IOs of $3,208 in 2006; $11,257 in 2005)	143,620	202,759
Securities available for sale, at fair value	3,726,958	4,219,153
Securities held to maturity, at amortized cost (market value of $1,788,301 in 2006; $1,659,237 in 2005)	1,919,647	1,698,264

Total pledged investment securities that can be repledged	5,790,225	6,120,176

Other investment securities:
Securities held for trading, at fair value (includes fair value of IOs of $49,538 in 2006; $62,777 in 2005)	143,904	185,917
Securities available for sale, at fair value	271,870	412,420
Securities held to maturity, at amortized cost (market value of $158,319 in 2006; $392,214 in 2005)	168,237	401,430
Federal Home Loan Bank of NY (FHLB) stock, at cost	76,923	72,205

Total other investment securities	660,934	1,071,972

Total investment securities	6,451,159	7,192,148

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors right to repledge	886,585	3,515,156
Other mortgage loans held for sale, at lower of cost or market	1,246,119	1,807,039
Loans receivable, net of allowance for loan and lease losses (2006 - $44,145; 2005 - $35,044)	3,435,828	2,477,960

Total loans	5,568,532	7,800,155

Receivables and mortgage-servicing advances	91,746	66,909
Accrued interest receivable	73,785	85,338
Servicing assets, net	190,588	150,576
Premises and equipment, net	143,468	150,450
Real estate held for sale, net	29,096	17,662
Deferred tax asset	256,877	213,217
Other assets	70,546	75,792

Total assets	$13,945,965	$17,298,749

LIABILITIES
Deposits:
Non-interest-bearing deposits	$381,509	$425,788
Interest-bearing deposits	3,828,565	3,811,481
Securities sold under agreements to repurchase	5,550,171	6,054,598
Advances from FHLB	1,069,500	969,500
Loans payable	932,849	3,578,230
Notes payable	889,291	965,621
Accrued expenses and other liabilities	328,151	343,722

Total liabilities	12,980,036	16,148,940

Commitments and contingencies (Note u)
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2006 and 2005, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,948,236 and 107,930,236 shares issued and outstanding in 2006 and 2005, respectively	107,948	107,930
Additional paid-in capital	165,996	165,609
Legal surplus	23,596	23,596
Retained earnings	345,769	404,885
Accumulated other comprehensive loss, net of income tax benefit of $9,526 in 2006 and $3,809 in 2005	(250,630)	(125,461)

Total stockholders’ equity	965,929	1,149,809

Total liabilities and stockholders’ equity	$13,945,965	$17,298,749

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Interest income:
Loans	$128,695	$125,984	$266,567	$236,717
Mortgage-backed securities	48,801	60,306	99,996	112,874
Interest-only strips (“IOs”)	1,494	2,541	3,325	5,841
Investment securities	29,767	31,939	59,868	64,768
Other interest-earning assets	13,919	17,700	26,359	33,799

Total interest income	222,676	238,470	456,115	453,999

Interest expense:
Deposits	37,507	23,178	70,215	45,635
Securities sold under agreements to repurchase	62,983	59,635	125,212	110,093
Advances from FHLB	11,409	13,055	21,787	25,534
Loans payable	40,622	52,099	95,689	94,286
Notes payable	14,712	14,162	29,153	27,057

Total interest expense	167,233	162,129	342,056	302,605

Net interest income	55,443	76,341	114,059	151,394

Provision for loan and lease losses	5,872	3,658	11,045	7,705

Net interest income after provision for loan and lease losses	49,571	72,683	103,014	143,689

Non-interest (loss) income:
Net (loss) gain on mortgage loan sales and fees	(26,841)	15,387	(41,534)	23,327
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(7,554)	(43,063)	(17,501)	(36,427)
Net gain on sale of investment securities	—	4,714	63	9,558
Servicing income (loss), net of amortization and impairment/recovery	1,413	(19,770)	6,563	(11,942)
Commissions, fees and other income	11,512	8,179	21,246	15,945

Total non-interest (loss) income	(21,470)	(34,553)	(31,163)	461

Non-interest expenses:
Compensation and benefits	23,034	23,679	42,625	49,268
Taxes, other than payroll and income taxes	3,264	2,374	6,572	4,726
Advertising	3,226	4,586	5,821	8,928
Professional services	16,227	11,263	33,378	15,236
Communication and information systems	4,328	4,564	9,555	9,388
Occupancy and other office expenses	6,789	8,182	13,944	15,345
Depreciation and amortization	5,925	5,129	11,628	10,082
Other	6,028	5,858	11,072	9,069

Total non-interest expenses	68,821	65,635	134,595	122,042

(Loss) Income before income taxes	(40,720)	(27,505)	(62,744)	22,108
Income tax (expense) benefit	(10,205)	4,718	28,912	(5,666)

Net (loss) income	$(50,925)	$(22,787)	$(33,832)	$16,442

Net loss attributable to common shareholders	$(59,250)	$(31,112)	$(50,482)	$(208)

Net (loss) income per common share:

Basic	$(0.55)	$(0.29)	$(0.47)	$0.00

Diluted	$(0.55)	$(0.29)	$(0.47)	$0.00

Dividends per common share	$0.00	$0.18	$0.08	$0.36

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2006	2005
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,930	107,909
Shares issued under stock option plan	18	21

Balance at end of period	107,948	107,930

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	165,609	161,639
Common shares issued under stock option plan	77	98
Stock-based compensation recognized	310	4,854

Balance at end of period	165,996	166,591

LEGAL SURPLUS	23,596	22,716

RETAINED EARNINGS:
Balance at beginning of period	404,885	492,786
Net (loss) income	(33,832)	16,442
Cash dividends declared on common stock	(8,634)	(38,852)
Cash dividends declared on preferred stock	(16,650)	(16,650)

Balance at end of period	345,769	453,726

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Balance at beginning of period	(125,461)	(73,683)
Other comprehensive (loss) income, net of deferred tax	(125,169)	15,337

Balance at end of period	(250,630)	(58,346)

Total stockholders’ equity	$965,929	$1,265,867

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Net (loss) income	$(50,925)	$(22,787)	$(33,832)	$16,442

Other comprehensive (loss) income, before tax:

Unrealized (losses) gains on securities arising during the period	(67,002)	77,770	(130,845)	27,086

Amortization of unrealized loss on securities reclassified to held to maturity	11	11	22	22

Reclassification of realized gains included in net income	—	(4,714)	(63)	(9,558)

Other comprehensive (loss) income, before tax	(66,991)	73,067	(130,886)	17,550

Income tax benefit (expense) related to items of other comprehensive (loss) income	2,910	(2,654)	5,717	(2,213)

Other comprehensive (loss) income	(64,081)	70,413	(125,169)	15,337

Comprehensive (loss) income, net of tax	$(115,006)	$47,626	$(159,001)	$31,779

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(33,832)	$16,442

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation recognized	310	4,854
Depreciation and amortization	11,628	10,082
Amortization and impairment of servicing assets	13,051	30,514
Deferred tax benefit	(37,954)	(4,635)
Provision for loan and lease losses	11,045	7,705
Amortization of premium and accretion of discount on loans, investment securities and debt	2,900	9,972
Unrealized loss on mortgage loans held for sale	34,857	—
Origination and purchases of mortgage loans held for sale	(1,432,400)	(2,825,804)
Principal repayment and sales of mortgage loans held for sale	3,604,984	1,413,980
Gain on sale of securities	(3,476)	(16,666)
Unrealized loss on securities held for trading	3,439	1,573
Purchases of securities held for trading	—	(2,005,052)
Principal repayment and sales of trading securities	200,884	2,403,234
Amortization and net loss in the fair value of IOs	55,667	12,675
Unrealized (gain) loss on derivative instruments	(27,686)	22,870
Net proceeds on derivative instruments	7,541	7,424
(Increase) decrease in receivables and mortgage servicing advances	(39,199)	21,591
Decrease (increase) in accrued interest receivable	11,553	(86)
Decrease (increase) in other assets	14,170	(17,856)
(Decrease) increase in accrued expenses and other liabilities	(18,616)	166,373

Total adjustments	2,412,698	(757,252)

Net cash provided by (used in) operating activities	2,378,866	(740,810)

Cash flows from investing activities:
Purchases of securities available for sale	(46,023)	(4,663,474)
Principal repayment and sales of securities available for sale	537,925	3,118,980
Purchases of securities held to maturity	(5,000)	(100,000)
Principal repayment and maturities of securities held to maturity	24,036	227,472
(Increase) decrease in FHLB stock	(4,718)	5,250
Origination of loans receivable	(532,927)	(580,646)
Principal repayment of loans receivable	346,744	309,438
Purchases of servicing assets	(216)	(2,220)
Purchases of premises and equipment	(4,646)	(14,962)
Proceeds from sales of real estate held for sale	8,489	23,413

Net cash provided by (used in) investing activities	323,664	(1,676,749)

Cash flows from financing activities:
(Decrease) increase in deposits	(27,195)	345,795
(Decrease) increase in securities sold under agreements to repurchase	(504,427)	1,695,591
Proceeds from advances from FHLB	100,000	50,000
Repayment of advances from FHLB	—	(100,000)
Increase in loans payable:
Increase in warehousing lines and other credit facilities	—	111,815
Proceeds from secured borrowings, pledged to creditors	—	880,746
Repayment of secured borrowings, pledged to creditors	(2,645,381)	(335,158)
Repayment of notes payable	(75,375)	(6,805)
Consent fees paid	(1,297)	—
Issuance of common stock, net	95	119
Dividends paid	(25,284)	(55,502)

Net cash (used in) provided by financing activities	(3,178,864)	2,586,601

Net (decrease) increase in cash and cash equivalents	$(476,334)	$169,042
Cash and cash equivalents at beginning of period	1,546,502	2,535,726

Cash and cash equivalents at the end of period	$1,070,168	$2,704,768

Cash and cash equivalents includes:
Cash and due from banks	$211,174	$110,833
Money market investments	858,994	2,593,935

	$1,070,168	$2,704,768

Supplemental schedule of non-cash activities:
Loan securitizations	$135,281	$702,298

Loans foreclosed	$14,473	$23,134

Reclassification of mortgage loans held for sale to loans receivable	$876,240	$—

Capitalization of servicing assets	$46,862	$17,843

Capitalization of IOs from loan sales	$—	$10,981

Supplemental information for cash flows:
Cash used to pay interest	$346,182	$280,389

Cash used to pay income taxes	$1,245	$32,003

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

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

b.	The results of operations for the quarter and six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

c.	At June 30, 2006, escrow funds and custodial accounts included approximately $134.4 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $35.3 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $35.0 million and $21.3 million, respectively, as of June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Net (Loss) Income:

Net (loss) income	$(50,925)	$(22,787)	$(33,832)	$16,442

Convertible preferred stock dividend	(4,097)	(4,097)	(8,194)	(8,194)

Nonconvertible preferred stock dividend	(4,228)	(4,228)	(8,456)	(8,456)

Net loss attributable to common shareholders	$(59,250)	$(31,112)	$(50,482)	$(208)

Weighted-Average Shares(1):

Basic weighted-average number of common shares outstanding (2)	107,937,752	107,930,236	107,934,015	107,923,785

Average potential common shares(3)	—	—	—	—

Diluted weighted-average number of common shares outstanding	107,937,752	107,930,236	107,934,015	107,923,785

Net (Loss) Income per Common Share:

Basic	$(0.55)	$(0.29)	$(0.47)	$0.00

Diluted	$(0.55)	$(0.29)	$(0.47)	$0.00

(1)	For the quarter and six month period ended June 30, 2006 and 2005, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Excludes unvested shares of restricted stock.

(3)	Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock and unvested restricted stock units using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock and unvested restricted stock units that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of June 30, 2006 and 2005, respectively, there were 1,486,164 and 5,506,164 outstanding stock options that were excluded from the computation of diluted earnings per common share for the quarter and six month period ended June 30, 2006 and 2005 because the Company reported a net loss attributable to common shareholders for such periods. Also, as of June 30, 2006 there were 50,000 shares of restricted stock and 200,000 restricted stock units that were excluded from the computation of diluted earnings per common share for the quarter and six month period ended June 30, 2006 because the Company reported a net loss for both periods.
e.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended		Six Month Period Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Employee costs, gross	$30,659	$34,335	$60,111	$69,868
Deferred costs pursuant to SFAS 91	(7,625)	(10,656)	(17,486)	(20,600)

Employee cost, net	$23,034	$23,679	$42,625	$49,268

Other expenses, gross	$6,908	$8,037	$13,297	$13,326
Deferred costs pursuant to SFAS 91	(880)	(2,179)	(2,225)	(4,257)

Other expenses, net	$6,028	$5,858	$11,072	$9,069

As of June 30, 2006, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $8.5 million ($30.8 million as of December 31, 2005) and $10.9 million ($15.7 million as of December 31, 2005), respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED JUNE 30, 2006
Net interest income	$2,754	51,332	222	—	1,135	$55,443
Non-interest (loss) income	$(22,793)	1,574	(969)	2,058	(1,340)	$(21,470)
Net (loss) income	$(69,108)	17,736	(954)	1,022	379	$(50,925)
Identifiable assets	$2,982,746	11,256,028	18,011	19,623	(330,443)	$13,945,965

	QUARTER ENDED JUNE 30, 2005
Net interest income	$25,897	48,514	675	771	484	$76,341
Non-interest (loss) income	$(22,731)	11,998	1,211	2,869	(27,900)	$(34,553)
Net (loss) income	$(26,984)	26,793	1,000	2,251	(25,847)	$(22,787)
Identifiable assets	$7,985,064	12,701,985	155,801	11,836	(519,446)	$20,335,240

(In thousands)

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2006
Net interest income	$7,716	103,676	587	—	2,080	$114,059
Non-interest (loss) income	$(34,151)	2,314	(607)	4,765	(3,484)	$(31,163)
Net (loss) income	$(69,486)	33,818	(377)	2,415	(202)	$(33,832)
Identifiable assets	$2,982,746	11,256,028	18,011	19,623	(330,443)	$13,945,965

	SIX MONTH PERIOD ENDED JUNE 30, 2005
Net interest income	$48,141	98,828	1,398	2,001	1,026	$151,394
Non-interest (loss) income	$(12,980)	39,296	2,079	5,611	(33,545)	$461
Net (loss) income (loss)	$(27,147)	67,266	1,844	4,926	(30,447)	$16,442
Identifiable assets	$7,985,064	12,701,985	155,801	11,836	(519,446)	$20,335,240

*	The intersegment eliminations in the above table, include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the quarter and six month period ended June 30, 2005, the intersegment eliminations for non-interest income also includes dividends paid by Doral Securities and Doral Agency to the parent company. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals
	QUARTER ENDED JUNE 30, 2006
Net interest income	$49,473	5,940	30	$55,443
Non-interest (loss) income	$(21,683)	315	(102)	$(21,470)
Net (loss) income	$(52,132)	1,205	2	$(50,925)
Identifiable assets	$13,283,345	714,195	(51,575)	$13,945,965

	QUARTER ENDED JUNE 30, 2005
Net interest income	$71,350	4,967	24	$76,341
Non-interest (loss) income	$(35,015)	794	(332)	$(34,553)
Net (loss) income	$(23,658)	1,105	(234)	$(22,787)
Identifiable assets	$19,721,628	690,812	(77,200)	$20,335,240

(In thousands)

	Puerto Rico	Mainland US	Eliminations	Totals
	SIX MONTH PERIOD ENDED JUNE 30, 2006
Net interest income	$102,214	11,791	54	$114,059
Non-interest (loss) income	$(31,512)	559	(210)	$(31,163)
Net (loss) income	$(36,310)	2,479	(1)	$(33,832)
Identifiable assets	$13,283,345	714,195	(51,575)	$13,945,965

	SIX MONTH PERIOD ENDED JUNE 30, 2005
Net interest income	$142,491	8,814	89	$151,394
Non-interest (loss) income	$(767)	2,187	(959)	$461
Net income	$15,147	2,019	(724)	$16,442
Identifiable assets	$19,721,628	690,812	(77,200)	$20,335,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The breakdown of non-interest income from the mortgage banking and risk management and banking segments, for the periods presented, follows:

	Mortgage
	Banking
	and Risk
(In thousands)	Management	Banking
	QUARTER ENDED
	JUNE 30, 2006
Net loss on mortgage loan sales and fees	$(17,787)	$(9,042)
Investment activities	(11,311)	4,687
Servicing income	2,604	42
Commissions, fees and other income	3,701	5,887

Total non-interest (loss) income	$(22,793)	$1,574

	QUARTER ENDED
	JUNE 30, 2005
Net gain on mortgage loan sales and fees	$5,708	$10,349
Investment activities	(35,802)	(3,354)
Servicing (loss) income	(19,185)	—
Commissions, fees and other income	26,548	5,003

Total non-interest (loss) income	$(22,731)	$11,998

(In thousands)

	Mortgage
	Banking
	and Risk
	Management	Banking
	SIX MONTH PERIOD
	ENDED JUNE 30, 2006
Net loss on mortgage loan sales and fees	$(19,241)	$(21,747)
Investment activities	(27,799)	11,151
Servicing income	8,789	49
Commissions, fees and other income	4,100	12,861

Total non-interest (loss) income	$(34,151)	$2,314

	SIX MONTH PERIOD
	ENDED JUNE 30, 2005
Net (loss) gain on mortgage loan sales and fees	$(7,896)	$29,931
Investment activities	(27,498)	(279)
Servicing (loss) income	(10,679)	4
Commissions, fees and other income	33,093	9,640

Total non-interest (loss) income	$(12,980)	$39,296

g.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of June 30, 2006 and December 31, 2005.

SECURITIES HELD FOR TRADING	JUNE 30,	DECEMBER 31,
(In thousands)	2006	2005
Mortgage-backed securities:
GNMA exempt	$145,296	$206,406
GNMA taxable	32,440	43,155
CMO certificates	1,932	1,846
FHLMC and FNMA	9,701	21,305
Variable interest-only strips	51,562	72,550
Fixed interest-only strips	1,184	1,484
FHLB Notes	—	11,156
Puerto Rico government and agency securities	—	5,510
Derivatives(1)	45,386	25,241
Other	23	23

Total	$287,524	$388,676

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives include interest rate swaps and options. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position as liabilities. The gross notional amount of derivatives totaled $2.5 billion as of June 30, 2006 and $14.6 billion as of December 31, 2005. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.
2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of June 30, 2006 and December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF JUNE 30, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,300,520	$19	$114,822	$2,185,717	4.70%

FHLMC and FNMA
Due over ten years	914,991	—	45,771	869,220	5.32%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,965	—	6,049	105,916	5.50%

FNMA NOTES
Due from one to five years	46,017	—	578	45,439	4.60%

U.S. TREASURY
Due within a year	100,173	—	2,032	98,141	1.97%
Due from five to ten years	761,819	—	67,424	694,395	3.65%

	$4,235,485	$19	$236,676	$3,998,828	4.61%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,585,231	$41	$43,591	$2,541,681	4.76%

FHLMC and FNMA
Due over ten years	975,960	233	18,744	957,449	5.32%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,961	—	1,909	110,052	5.50%

U.S. TREASURY
Due within a year	199,933	—	1,206	198,727	1.58%
Due from one to five years	100,310	—	2,685	97,625	1.97%
Due from five to ten years	762,573	—	36,534	726,039	3.65%

	$4,735,968	$274	$104,669	$4,631,573	4.52%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of June 30, 2006 and December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF JUNE 30, 2006
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$406	$3	$—	$409	5.76%
Due from five to ten years	304	3	—	307	6.41%
Due over ten years	3,860	157	—	4,017	6.79%

FHLMC and FNMA
Due over ten years	314,874	—	7,340	307,534	6.05%

CMO CERTIFICATES
Due over ten years	8,898	—	567	8,331	5.80%

DEBT SECURITIES
FHLB NOTES
Due within a year	100,000	—	1,597	98,403	2.89%
Due from one to five years	100,760	—	4,166	96,594	4.15%
Due from five to ten years	50,000	—	850	49,150	4.13%
Due over ten years	273,594	—	25,909	247,685	5.10%

FHLB ZERO COUPON
Due over ten years	124,481	—	4,935	119,546	6.50%

FHLMC ZERO COUPON
Due over ten years	262,146	—	11,285	250,861	5.86%

FHLMC and FNMA NOTES
Due over ten years	149,989	—	8,028	141,961	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	7	—	5,007	6.00%
Due over ten years	7,235	—	—	7,235	5.72%

U.S. TREASURY
Due from five to ten years	201,279	—	18,373	182,906	3.52%
Due over ten years	473,108	31	58,414	414,725	4.32%

OTHER
Due from one to five years	6,950	—	252	6,698	3.98%
Due over ten years	5,000	251	—	5,251	5.50%

	$2,087,884	$452	$141,716	$1,946,620	4.97%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2005
(Dollars in thousands)

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$508	$10	$—	$518	5.88%
Due from five to ten years	328	7	—	335	6.45%
Due over ten years	4,336	209	—	4,545	6.73%

FHLMC and FNMA
Due over ten years	337,266	4,312	928	340,650	6.05%

CMO CERTIFICATES
Due over ten years	9,817	—	581	9,236	5.78%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	200,847	—	4,145	196,702	3.53%
Due from five to ten years	50,000	125	—	50,125	4.13%
Due over ten years	273,594	—	15,100	258,494	5.10%

FHLB ZERO COUPON
Due over ten years	120,543	—	563	119,980	6.50%

FHLMC ZERO COUPON
Due over ten years	254,647	7	1,568	253,086	5.86%

FHLMC and FNMA NOTES
Due over ten years	149,988	—	3,813	146,175	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	77	—	5,077	6.00%
Due over ten years	2,235	—	—	2,235	6.20%

U.S. TREASURY
Due from five to ten years	201,361	—	10,642	190,719	3.52%
Due over ten years	473,904	3,629	19,057	458,476	4.33%

OTHER
Due within a year	25	—	—	25	6.20%
Due from one to five years	8,295	4	176	8,123	4.42%
Due over ten years	7,000	—	50	6,950	5.93%

	$2,099,694	$8,380	$56,623	$2,051,451	4.98%

h.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 and December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES
AVAILABLE FOR SALE
(As of June 30, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$5,263	$185	$2,179,800	$114,637	$2,185,063	$114,822
FHLMC and FNMA	590,322	26,375	278,898	19,396	869,220	45,771

Debt Securities
FHLB Notes	105,916	6,049	—	—	105,916	6,049
FNMA Notes	45,439	578	—	—	45,439	578
U.S. Treasury	92,852	6,178	699,684	63,278	792,536	69,456

	$839,792	$39,365	$3,158,382	$197,311	$3,998,174	$236,676

SECURITIES
AVAILABLE FOR SALE
(As of December 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$927,922	$14,658	$1,612,002	$28,933	$2,539,924	$43,591
FHLMC and FNMA	775,897	12,326	141,915	6,418	917,812	18,744

Debt Securities
FHLB Notes	110,052	1,909	—	—	110,052	1,909
U.S. Treasury	97,266	1,736	925,125	38,689	1,022,391	40,425

	$1,911,137	$30,629	$2,679,042	$74,040	$4,590,179	$104,669

As of June 30, 2006, securities available for sale included a net unrealized loss of $236.7 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $104.4 million. The adverse impact on bond prices of increases in interest rates during the first half of 2006 resulted in an increase in the net adverse unrealized loss position as of June 30, 2006.

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of June 30, 2006, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

The Company evaluates its portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, takes steps intended to improve the overall risk exposure and portfolio objectives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES
HELD TO MATURITY
(As of June 30, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$307,534	$7,340	$—	$—	$307,534	$7,340
CMO Certificates	1,555	63	6,583	504	8,138	567

Debt Securities
FHLB Notes	145,744	5,016	346,088	27,506	491,832	32,522
FHLB Zero Coupon	—	—	119,546	4,935	119,546	4,935
FHLMC Zero Coupon	74,795	1,930	176,066	9,355	250,861	11,285
FHLMC and FNMA Notes	93,786	6,203	48,175	1,825	141,961	8,028
U.S. Treasury	308,079	41,716	284,578	35,071	592,657	76,787
Other	2,949	51	3,698	201	6,647	252

	$934,442	$62,319	$984,734	$79,397	$1,919,176	$141,716

SECURITIES
HELD TO MATURITY
(As of December 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$46,361	$928	$—	$—	$46,361	$928
CMO Certificates	2,280	55	6,724	526	9,004	581

Debt Securities
FHLB Notes	98,703	2,144	356,493	17,101	455,196	19,245
FHLB Zero Coupon	119,980	563	—	—	119,980	563
FHLMC Zero Coupon	—	—	178,602	1,568	178,602	1,568
FHLMC and FNMA Notes	97,550	2,438	48,625	1,375	146,175	3,813
U.S. Treasury	330,704	15,636	253,710	14,063	584,414	29,699
Other	11,674	226	—	—	11,674	226

	$707,252	$21,990	$844,154	$34,633	$1,551,406	$56,623

As of June 30, 2006, securities held to maturity included a net unrealized loss of $141.3 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $48.2 million. The adverse impact on bond prices of increases in interest rates during the first half of 2006 resulted in an increase in the net adverse unrealized loss position as of June 30, 2006.

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of June 30, 2006, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MORTGAGE LOANS HELD FOR SALE
(In thousands)

	JUNE 30, 2006	DECEMBER 31, 2005
Conventional single family residential loans	$1,607,081	$4,555,932
FHA/VA loans	96,339	162,338
Construction and commercial real estate loans	429,284	603,925

	$2,132,704	$5,322,195

Mortgage loans held for sale decreased from $5.3 billion as of December 31, 2005 to $2.1 billion as of June 30, 2006. The decrease reflects the sale during the second quarter of 2006 of approximately $2.4 billion in loans as part of a restructuring transaction with a local financial institution.

During the first quarter of 2006, the Company performed a review of its mortgage loans held for sale portfolio in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions. As a result of this review, management reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with a low FICO or with documentation and compliance issues, and transferred $876.2 million from the mortgage loans held for sale portfolio to its loan receivable portfolio. The transfer of mortgage loans included a market value adjustment of $12.3 million that was taken as a charge against earnings for the first quarter of 2006.

At June 30, 2006 and December 31, 2005, loans held for sale for which the creditor has the right to repledge the collateral amounted to $886.6 million and $3.5 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.

Also, at June 30, 2006 and December 31, 2005, the mortgage loans held for sale portfolio includes $77.1 million and $74.0 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional buy-back option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET
(Dollars in thousands)

	JUNE 30, 2006		DECEMBER 31, 2005
	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$817,669	23%	$795,848	31%
Residential mortgage loans(2)	1,469,211	42%	514,164	20%
Commercial — secured by real estate	881,343	25%	891,795	35%
Consumer — other:
Personal loans	26,843	1%	30,453	1%
Auto loans	568	0%	760	0%
Credit cards	19,401	1%	19,278	1%
Overdrawn checking accounts	406	0%	448	0%
Revolving lines of credit	28,955	1%	30,525	1%
Lease financing receivables	45,813	1%	44,636	2%
Commercial non-real estate	158,142	5%	142,909	6%
Loans on savings deposits	12,201	0%	15,082	1%
Land secured	49,015	1%	50,358	2%

Loans receivable, gross	3,509,567	100%	2,536,256	100%

Less:
Discount on loans transferred(2)	(11,898)		—
Unearned interest and deferred loan fees, net	(17,696)		(23,252)
Allowance for loan and lease losses	(44,145)		(35,044)

	(73,739)		(58,296)

Loans receivable, net	$3,435,828		$2,477,960

(1)	Includes $673.8 million and $670.3 million of construction loans for residential housing projects as of June 30, 2006 and December 31, 2005, respectively. Also includes $143.9 million and $125.5 million of construction loans for commercial, condominiums and multifamily projects as of June 30, 2006 and December 31, 2005, respectively.

(2)	During the first quarter of 2006, the Company reclassified $876.2 million from its mortgage loans held for sale portfolio to its loans receivable portfolio, as a result of a review of its mortgage loans held for sale portfolio.

(3)	Includes $415.6 million and $448.0 million of commercial loans collateralized with 1-to-4 residential mortgage loans, as of June 30, 2006 and December 31, 2005, respectively.
The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLOWANCE FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Balance at beginning of period	$39,330	$24,255	$35,044	$20,881
Provision for loan and lease losses	5,872	3,658	11,045	7,705
Charge-offs	(1,151)	(5,409)	(2,156)	(6,144)
Recoveries	94	220	199	282
Other	—	(52)	13	(52)

Balance at end of period	$44,145	$22,672	$44,145	$22,672

At June 30, 2006 and December 31, 2005, the Company’s total loans portfolio included $293.7 million and $506.3 million, respectively, of mortgage loans with a loan-to-value over 90% without mortgage insurance.

k.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of June 30, 2006, the outstanding principal balance of the bonds was $50.0 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2006 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:
MORTGAGE SERVICING ASSETS ACTIVITY
(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Balance at beginning of period	$154,859	$137,916	$156,812	$136,024
Capitalization of servicing assets	42,613	11,293	46,862	17,843
Net servicing assets recognized as part of the mortgage loan sale transactions restructured	5,985	—	5,985	—
Rights purchased	—	1,140	216	2,220
Amortization	(6,486)	(7,394)	(12,904)	(13,132)

Balance before valuation allowance at end of period	196,971	142,955	196,971	142,955

Valuation allowance for temporary impairment	(6,383)	(29,820)	(6,383)	(29,820)

Balance at end of period	$190,588	$113,135	$190,588	$113,135

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
is applied to reduce the cost basis of the servicing asset. The Company’s policy is to test for permanent impairment at least annually.

Changes in the impairment allowance for servicing assets were as follows:
(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Balance at beginning of period	$4,057	$8,220	$6,236	$12,438
Temporary impairment charges	2,841	21,621	2,841	21,894
Recoveries	(515)	(21)	(2,694)	(4,512)

Balance at end of period	$6,383	$29,820	$6,383	$29,820

At June 30, 2006, and based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets was 6 years. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.
INTEREST-ONLY STRIPS ACTIVITY
(In thousands)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Balance at beginning of period	$38,702	$96,313	$74,034	$127,361
Capitalization of IOs from loan sales	—	5,658	—	10,981
Amortization	(4,076)	(14,827)	(12,805)	(28,252)
Negative IO value eliminated as part of the mortgage loans sale transactions restructured (mortgage loans repurchased)	18,190	—	18,190	—
Negative value of IOs sold	16,189	—	16,189	—
Gains (losses) on the IO value	(16,259)	38,523	(42,862)	15,577

Balance at end of period	$52,746	$125,667	$52,746	$125,667

At June 30, 2006, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). These models resulted in constant prepayment rates of 12.56% and 17.88% for the Company’s servicing assets and 12.87% and 17.64% for the Company’s IOs, for the second quarters of 2006 and 2005, respectively, and in discount rates of 11.47% and 9.94% for the Company’s servicing assets and 13.07% and 9.16% for the Company’s IOs, for the second quarters of 2006 and 2005, respectively. During the first quarter of 2006, the Company performed a review of the assumptions used to estimate the discount rate used to value its portfolio of IOs. The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of the review, management reassessed the liquidity premium incorporated in the model in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions, and incorporated an additional 300 basis points of liquidity premium to the discount calculation. The weighted-averages of the key economic assumptions used by the Company in its external and internal valuation models and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at June 30, 2006, were as follows:
(Dollars in thousands)

	Servicing	Interest-only
	Assets	strips
Carrying amount of retained interest	$190,588	$52,746
Weighted-average expected life (in years)	6.0	5.1

Constant prepayment rate (weighted-average annual rate)	12.56%	12.87%
Decrease in fair value due to 10% adverse change	$(5,255)	$(2,323)
Decrease in fair value due to 20% adverse change	$(10,122)	$(4,489)

Residual cash flow discount rate (weighted-average annual rate)	11.47%	13.07%
Decrease in fair value due to 10% adverse change	$(7,708)	$(1,576)
Decrease in fair value due to 20% adverse change	$(14,838)	$(3,060)
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
(Dollars in thousands)

		Weighted-average
		expected life	Change in Fair
Change in yield curve (basis points)	Constant prepayment rate	(Years)	Value of IOs	% Change
+200	10.83%	5.7	$(2,965)	(6)%
+100	11.60%	5.5	(1,416)	(3)%
+50	12.15%	5.3	(687)	(1)%
Base	12.87%	5.1	0	0.0%
-50	13.88%	4.8	383	1%
-100	15.41%	4.4	280	1%
-200	18.55%	3.8	1,303	2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
m.	Stock Option and Other Incentive Plans. From April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). This plan, as amended in 2001, allowed for the granting of up to 6,750,000 purchase options on shares of the Company’s common stock to employees, including officers and directors who are also employees of the Company. The Compensation Committee of the Board of Directors (the “Compensation Committee”) had the authority and absolute discretion to determine the number of stock options to be granted, their vesting rights, and the option exercise price. The vesting rights, however, could not exceed ten years, and the exercise price may not be lower than the market value at the date of the grant.

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

Effective April 21, 2004, the Company adopted the Doral Financial Corporation Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. This plan allows the issuance of up to 4,000,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events (as described below), to any employee, including officers and directors who are also employees of the Company. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. In case of a stock split, reorganization, merger or other similar event affecting the common stock, the Compensation Committee, in its discretion, shall adjust appropriately (a) the aggregate number of shares of common stock available for awards, (b) the aggregate limitations on the number of shares that may be awarded as a particular type of award or that may be awarded to any particular participant in any particular period, and (c) the aggregate number of shares subject to outstanding awards and the respective exercise prices or base prices applicable to outstanding awards. During the first quarter of 2006, the Company granted 50,000 shares of restricted stock with a fair value of $10.79 under the Omnibus Plan to the Company’s Chief Financial Officer. The restrictions on such restricted stock award lapse ratably on an annual basis over a five-year period commencing on March 27, 2007. During the quarter and six month period ended June 30, 2006, the Company recognized $ 26,975 and $27,874, respectively, of stock-based compensation expense related to the aforementioned restricted stock award. The total unrecognized compensation cost related to these nonvested shares of restricted stock was $511,626 and is expected to be recognized over a period of 4.75 years.

During the second quarter of 2006, the Company granted 200,000 restricted stock units with a fair value of $6.93 under the Omnibus Plan to the Company’s Chief Executive Officer. The restrictions on such restricted stock units lapse on an annual basis over a four-year period commencing on May 23, 2006. During the quarter ended June 30, 2006, the Company recognized $35,613 of stock-based compensation expense related to the aforementioned restricted stock unit award. The total unrecognized compensation cost related to these nonvested restricted stock units was $1.35 million and is expected to be recognized over a period of 4 years.

On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, without a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The compensation expense associated with expensing stock options for the second quarter and first six months of 2006 was approximately $173,255 and $247,004 respectively, compared to $2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
million and $4.9 million for the comparable 2005 periods. During the second half of 2005, the departures of certain former members of senior management resulted in the forfeiture of 535,000 unvested stock options. When unvested options are forfeited, any compensation expense previously recognized on the forfeited unvested options is reversed in the period of the forfeiture.

The activity of stock options during the first six months of 2006 is set forth below:

	For the six month period ended
	June 30, 2006
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Beginning of period	2,306,414	$14.84
Options granted	400,000	7.60
Options exercised	(18,000)	5.28
Options purchased	—	—
Options expired and unexercised	(1,202,250)	16.85
Unvested options forfeited	—	—

End of period	1,486,164	$11.38	6.54	$—

Exercisable at period end	1,086,164	$12.77	5.31	$—

During the second quarter of 2006, the Company granted 400,000 stock options under the Omnibus Plan to the Company’s current Chief Executive Officer that vest annually over a period of four years commencing on May 30, 2006. During the quarter ended June 30, 2006, the Company recognized approximately $25,753 of stock-based compensation related with stock options granted during 2006. As of June 30, 2006, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a period of 4 years.

A summary of the status of the Company’s nonvested stock options as of June 30, 2006 and changes during the first six months of 2006 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Shares	Number of Options	Value
Nonvested at beginning of period	107,500	$3.59
Granted	400,000	3.56
Vested	(107,500)	3.59

Nonvested at period end	400,000	$3.56

The fair value of the options granted in 2006 and 2005 was estimated using the Binomial Tree option-pricing model, with the following assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	2006	2005
Stock price at grant date and exercise price	$7.60	$12.76
Stock option estimated fair value	$3.09 - $4.00	$2.95
Weighted-average estimated fair value	$3.56	$2.95
Expected stock option term (years)	4.9 – 7.9	4.8
Expected volatility	38%	38%
Expected dividend yield	0.00%	5.76%
Risk-free interest rate	4.87% - 5.19%	4.28%
Expected volatility is based on the historical volatility of the Company’s common stock over a ten-year period. The Company uses empirical research data to estimate options exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The total intrinsic value of options exercised during the first half of 2006 and 2005 was approximately $27,760 and $620,724, respectively. Cash proceeds from options exercised during 2006 and 2005 amounted to approximately $95,000 and $119,495, respectively.

n.	The following table summarizes deposit balances:

(In thousands)	JUNE 30, 2006	DECEMBER 31, 2005
Certificates of deposit	$2,845,552	$2,749,643
Regular savings	459,895	449,449
NOW accounts	523,118	612,389
Non interest-bearing deposits	381,509	425,788

	$4,210,074	$4,237,269

o.	The Company routinely enters into financing agreements to sell securities under agreements to repurchase. The Company retains control over such securities according to the provisions of SFAS No. 140. Accordingly, the amounts received under these agreements represent borrowings, and the securities underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	December 31,
(In thousands)	2006	2005
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 4.97% and 4.10% at June 30, 2006 and December 31, 2005, respectively	$817,493	$1,039,345

Non-callable repurchase agreements with maturities ranging from June 2007 to June 2010, at various fixed rates averaging 4.09% at June 30, 2006 and December 31, 2005	1,100,000	1,100,000

Non-callable repurchase agreement with maturities ranging from March 2007 to January 2008 (2005 – January 2006 to January 2008), tied to 3-month LIBOR adjustable quarterly, averaging 5.36% and 4.39% at June 30, 2006 and December 31, 2005, respectively	364,800	528,375

Callable repurchase agreements with maturities ranging from March 2008 to February 2014 (2005 – September 2008 to February 2014), at various fixed rates averaging, 5.22% and 5.21% at June 30, 2006 and December 31, 2005, respectively, callable at various dates beginning on July 1, 2006	1,067,878	1,086,878

Callable repurchase agreements due on March 22, 2015, at various fixed rates during non-callable period averaging 3.22% at June 30, 2006 and December 31, 2005, callable beginning on March 22, 2008. Beginning on March 22, 2008, the interest converts to an inverse floater (fixed rate minus 3-month LIBOR, subject to a cap)	1,500,000	1,500,000

Callable repurchase agreements due on February 1, 2008 (2005 - maturities ranging February to March 2008), variable annually at different pre-determined fixed rates, averaging 5.21% and 5.11% at June 30, 2006 and December 31, 2005, respectively, callable on August 1, 2006	100,000	200,000

Callable repurchase agreement with maturities ranging October to November 2014, tied to 3-month LIBOR adjustable quarterly, averaging 4.40% and 3.56% at June 30, 2006 and December 31, 2005, respectively, callable at various dates beginning on October 23, 2006 (1)	600,000	600,000

	$5,550,171	$6,054,598

(1)	Beginning on the call date of each individual repurchase agreement the Company will pay interest at various fixed rates averaging 3.85%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
p.	Advances from the FHLB consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2006	2005
Non-callable advances with maturities ranging from October 2007 to March 2010, at various fixed rates averaging 4.37% and 3.84% at June 30, 2006 and December 31, 2005, respectively	$267,000	$167,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (5.20% and 4.38% at June 30, 2006 and December 31, 2005, respectively)	100,000	100,000

Callable advances with maturities ranging from July 2009 to November 2012, at various fixed rates averaging 4.09% at June 30 2006 and December 31, 2005, callable at various dates beginning on July 1, 2006	702,500	702,500

	$1,069,500	$969,500

At June 30, 2006, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.1 billion to secure the above advances from the FHLB, which generally the counterparty is not permitted to sell or repledge.

q.	At June 30, 2006 and December 31, 2005, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2006	2005
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 6.60% and 5.71% at June 30, 2006 and December 31, 2005, respectively	$868,201	$3,498,638

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.68% and 7.70% at June 30, 2006 and December 31, 2005, respectively	22,881	37,585

Secured borrowings with a local financial institution, collateralized by IOs at a fixed interest rate of 7.75%	41,767	42,007

	$932,849	$3,578,230

At June 30, 2006 and December 31, 2005, loans held for sale amounting to $886.6 million and $3.5 billion, respectively, were pledged to secure financing agreements with local financial institutions, such loans can be repledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
r.	Notes payable consisted of the following:

	JUNE 30,	DECEMBER 31,
(In thousands)	2006	2005
$625 million floating rate senior notes tied to 3-month LIBOR (5.91% and 5.00% at June 30, 2006 and December 31, 2005, respectively), due on July 20, 2007, paying interest quarterly	$624,655	$625,337

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,099	98,266

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	—	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,530	29,570

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,248	39,320

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,390	29,450

Senior term notes at fixed rates ranging from 8.50% to 8.55% with maturities ranging from August 2006 to August 2007, paying interest semiannually on February 28 and August 31	16,000	16,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.25% to 6.90%, with maturities ranging from December 2006 to December 2029 (2005 – June 2006 to December 2029), paying interest monthly	42,380	42,755

Bonds payable at 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,389	2,323

	$889,291	$965,621

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

Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.
Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
For the second quarter of 2006, Doral Financial recognized an income tax expense of $10.2 million, compared to an income tax benefit of $4.7 million for the comparable period in 2005. The tax expense for the second quarter of 2006 was principally the result of the reversal of a portion of the deferred tax asset, related to the Company’s variable IO’s, as a result of the completion of the restructuring of mortgage loan transfers to local financial institutions during the second quarter of 2006, coupled with taxable income at the Company’s Puerto Rico banking subsidiary. Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), gains in certain of the Company’s subsidiaries could not be used to offset operating losses in other subsidiaries. This resulted in a tax expense for the second quarter of 2006, even though the consolidated results yielded a taxable loss.
For the first half of 2006, Doral Financial recognized an income tax benefit of $20.8 million, compared to a tax expense of $5.7 for the comparable period in 2005. The decrease in tax provision for the first half of 2006 was principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset. This was offset in part by higher net operating losses in certain subsidiaries that under the PR Code could not be used to offset gains in other subsidiaries.
For the second quarter and first half of 2006, the Company recognized pre-tax losses of $40.7 million and $62.7 million, respectively, compared to a pre-tax loss of $27.5 million and a pre-tax earning of $22.1 million for the corresponding periods in 2005.
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement clarified that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary, and that any entity in the group could use the amortization deduction of the IO Tax Asset to offset taxable income. The combined effect of these two agreements, especially the additional net deferred tax assets recognized as a result of the first agreement combined with the ability to use the amortization deduction to offset taxable income from various entities within the Doral Financial corporate group, including the Puerto Rico banking subsidiary, resulted in an increase in the deferred tax asset net of the valuation allowance and in a net tax benefit for the first half of 2006.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available.
Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the six month period ended June 30, 2006, net operating losses of $161.1 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in the creation of a valuation allowance. At June 30, 2006, the deferred tax asset, net of its valuation allowance of $143.1 million, amounted to approximately $256.9 million, compared to $213.2 million at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.
t.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of June 30, 2006, the Company had outstanding $6.7 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

Certain of the Company’s loan sale activities involve transfers subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (from four to seven years) or to a percentage of the loans sold (from 10% to 15%). As of June 30, 2006, the outstanding principal balance of loans sold subject to full or partial recourse was $1.3 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $1.0 billion. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $9.0 million, as of June 30, 2006, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

u.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At June 30, 2006, commitments to extend credit amounted to approximately $469.2 million and commitments to sell mortgage-backed securities and loans amounted to approximately $352.1 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

As of June 30, 2006, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
After considering other applicable guidance (such as the guidance that the Emerging Issues Task Force specifies in Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”), a company should record the change in net assets that results from the application of the Interpretation as an adjustment to retained earnings.
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
This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.
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
INTERNAL CONTROL OVER FINANCIAL REPORTING
     Doral Financial has identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2005, as set forth in greater detail under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2005 Annual Report on Form 10-K. Each of the Company’s material weaknesses results in more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.
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
SUBSEQUENT EVENTS
     For a description of certain significant events occurring following the restatement process, please refer to “—Recent Significant Events” under Item 1. Business in Doral Financial’s 2005 Annual Report on Form 10-K.
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
     Under the agreements with R-G Premier, the Company transferred title to R-G Premier to the mortgage loans underlying the recharacterized borrowing as payment in full of such borrowing and entered into a servicing agreement pursuant to which the Company will continue servicing the mortgage loans in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. The outstanding principal balance of the mortgage loans transferred by the Company to R-G Premier as of August 31, 2006 was approximately $411.2 million. Similarly, R-G Premier transferred title to Doral Bank PR to the mortgage loans underlying the commercial loan recognized by Doral Bank PR as payment in full of the loan and Doral Bank PR entered into a servicing agreement with R&G Mortgage Corporation pursuant to which R&G Mortgage Corporation will continue servicing the mortgage loans on a non-recourse basis in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. The outstanding principal balance of the mortgage loans transferred by R-G Premier to Doral Bank as of August 31, 2006 was approximately $398.7 million. In connection with the restructuring, the parties agreed to terminate in full any outstanding recourse obligations (except with respect to certain representations and warranties, which will survive for a limited time).
OVERVIEW OF RESULTS OF OPERATIONS
     Doral Financial’s consolidated financial statements for the second quarter of 2006 reflect higher losses than those reported for the second quarter of 2005. Net loss for the quarter ended June 30, 2006 amounted to $50.9 million, compared to a loss of $22.8 million for the comparable 2005 period. Doral Financial’s financial performance for the second quarter of 2006, as compared to the second quarter of 2005, was principally impacted by (1) lower net interest income as a result of a decrease in net interest spread and margin together with a decrease in the balance of interest-earning assets, and (2) a higher income tax provision. The results for the second quarter of 2006 were also adversely impacted by a $17.5 million charge against earnings related to a market valuation adjustment to the Company’s loans held for sale portfolio, and a $8.2 million net charge against earnings related to the restructuring of certain previous transfers of residential and commercial mortgage loans to local financial institutions.
     The highlights of the Company’s financial results for the quarter ended June 30, 2006 included the following:
•	Net loss for the second quarter of 2006 amounted to $50.9 million, or a diluted loss per share of $0.55, compared to a net loss of $22.8 million, or a diluted loss per share of $0.29, for the second quarter of 2005.

•	Net interest income for the second quarter of 2006 was $55.4 million, compared to $76.3 million for the same period in 2005. The decrease in net interest income resulted from a decrease in net interest margin from 1.70% in the second quarter of 2005 to 1.47% for the second quarter of 2006, coupled with a decrease in average interest-earning assets from $18.0 billion for the second quarter of 2005 to $15.2 billion for the second quarter of 2006, principally due to a decrease in investment and mortgage-backed securities as well as a decrease in money market investments (see Tables A through D below for information regarding the Company’s net interest income). The reduction in net interest margin resulted principally from the flattening of the yield curve, as on average, the Company’s interest bearing liabilities, principally wholesale funding and loans payable, re-priced at higher frequency and rates than the Company’s interest-earning assets. The decrease in the Company’s interest margin has been particularly significant with respect to its portfolio of investment securities. Assuming a funding cost equal to the weighted-average cost of the Company’s repurchase agreements, the interest rate spread on the Company’s portfolio of investment securities was approximately 0.36% for the quarter ended June 30, 2006, compared to 1.34% for the Company’s interest earning assets taken as a whole.

The impact of the flattening yield curve on the Company’s net interest margin is magnified by the current mismatch in the duration of the Company’s assets and liabilities. The Company’s interest-earning assets include a large portfolio of fixed-rate long-term investments securities and mortgage loans that were generally financed with short-term or callable liabilities. This mismatch exposes the Company to significant interest rate risk in a rising rate environment because, as these short-term or callable liabilities re-price at higher market rates, the Company’s interest rate margin is further compressed. The Company’s interest rate risk exposure is further complicated by the negative convexity (i.e. the tendency for the duration of the Company’s assets to decrease through prepayments as interest rates decline) inherent in the Company’s portfolio of fixed rate mortgage-backed securities and mortgage loans. The combination of this negative convexity and the current composition of the Company’s liabilities exposes the Company to margin compression risks even during certain declining interest rate environments. The Company is in the process of selecting a financial adviser to assist the Company in examining alternatives to restructure its balance sheet in order to enhance future earnings.
•	The provision for loan and lease losses for the second quarter of 2006 was $5.9 million, compared to $3.7 million for the comparable 2005 period. The increase in the provision for loan and lease losses reflects primarily an increase in the allowance for the Company’s construction loan portfolio, as well as an increase in the delinquency trends of the Company’s overall loan portfolio. During 2006, a number of key economic indicators suggest that the Puerto Rico economy is suffering a slowdown, as a result of, among other things, high levels of oil prices, the upward trend in short-term interest rates and the flattening of the yield curve, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term rates and the reduction in public investment have had an adverse effect in construction activity, which has been a key contributor to economic growth in recent years. These factors contributed to increases in delinquency rates and the loan loss provision.

•	Non-interest loss for the second quarter of 2006 was $21.5 million, compared to a loss of $34.6 million for the same period in 2005. Lower non-interest loss was principally driven by gains on the Company’s derivative instruments and higher servicing income related with an increase in the Company’s MSRs valuation due to a decrease in anticipated mortgage prepayment rates. These factors were partially offset by losses on sales of mortgage loans driven by the Company’s decision to restructure previous mortgage loan transfers to local financial institutions, a $17.5 million charge against earnings related to a market valuation adjustment of the Company’s loans held for sale portfolio and losses on the IO valuation.

•	Non-interest expenses for the second quarter and first half of 2006 were $68.8 and $134.6 million, respectively, compared to $65.6 million and $122.0 million for the same periods in 2005. Non-interest expenses for 2006 continue to reflect significant expenses for professional services associated with the restatement of the Company’s prior period financial statements and related legal and accounting matters. Non-interest expenses for the second quarter of 2006 also reflect significant expenses associated with advisory services relating to the reengineering of the Company’s business and operating practices.

•	For the second quarter and first half of 2006, Doral Financial recognized an income tax expense of $10.2 million and an income tax benefit of $28.9 million, respectively, compared to an income tax benefit of $4.7 million and a tax expense of $5.7 million for the corresponding periods in 2005.

•	During the second quarter of 2006, the Company had other comprehensive loss of approximately $64.1 million related principally to the adverse impact of the increase in interest rates on the value of the Company’s portfolio of available for sale securities. As of June 30, 2006, the Company’s accumulated other comprehensive loss (net of income tax benefit) reached $250.6 million.

•	Doral Financial’s loan production for the second quarter of 2006 was $487.0 million, compared to $1.5 billion for the comparable period in 2005, a decrease of approximately 68%. The decrease in Doral Financial’s loan production is due to a number of factors including changes in the underwriting processes, economic conditions in Puerto Rico, and competition from other financial institutions. Doral Financial has decided to implement uniform, automated and rules-based underwriting procedures. The implementation of these procedures has caused disruption in the Company’s loan originations. The Company believes that these underwriting standards will allow it to more efficiently underwrite assets with better credit quality and risk price its loan products in the future.

•	The Company’s greatest liquidity challenge is the refinancing of its $625 million floating rate senior notes that mature in July 2007. Doral Financial will require outside financing or other sources of capital to repay this indebtedness at maturity. Accordingly, it is in the process of selecting an advisor to assist the Company in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance future earnings. See “Liquidity and Capital Resources.”

•	Under the direction of the Company’s new management team, the Company has begun the process of transforming the business and operational strategies of the Company. The goal is to develop more stable and transparent streams of earnings. To achieve this goal the Company intends to place greater emphasis on lending activities and less emphasis on trading and investment activities. The Company also intends to reduce non-interest expenses through more efficient administrative and product delivery systems. The Company is in the process of developing and implementing new and better underwriting and processing procedures. These procedures are designed to produce higher quality and more marketable assets. The development and implementation of these procedures has caused disruption in the Company’s loan originations. The Company anticipates that, for the foreseeable future, loan production volume will continue to be below historical levels as these new underwriting procedures are implemented and new product offerings are developed.
     Total assets as of June 30, 2006 were $13.9 billion, a decrease of 19% compared to $17.3 billion as of December 31, 2005. The decrease in total assets was principally the result of the previously reported restructuring of various loan transfer transactions with local financial institutions during the second quarter of 2006. The restructuring of these transactions resulted in a net loss of approximately $8.2 million during the second quarter of 2006, consisting of a loss of $11.8 million in mortgage loan sales, partially offset by a gain of $3.6 million in Other Income related to these transactions.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of June 30, 2006. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
     The Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s 2005 Annual Report on Form 10-K.
RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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
NET INTEREST INCOME
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, Doral Financial maintained a portfolio with a carrying value of approximately $6.3 billion in fixed-rate investment securities as of June 30, 2006. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights and the Company is required to re-price or replace this funding with higher cost funding that adversely impacts its interest rate margin. Refer to “— Risk Management” below for additional information on the Company’s exposure to interest rate risk.
     Net interest income for the second quarter of 2006 and first half of 2006 were $55.4 million and $114.1 million, respectively, compared to $76.3 million and $151.4 million in the corresponding 2005 periods, a decrease of 27% and 25%, respectively. The decrease in net interest income for the second quarter and first six months of 2006, compared to the corresponding 2005 periods, was principally due to a reduction in the Company’s net interest spread, coupled with a reduction in the average balance of the Company’s interest-earning assets. The decrease in the average balance of mortgage-backed and investment securities reflects the strategy adopted by current management to gradually de-emphasize investments from the Company’s balance sheet and conversely retain loans in its balance sheet. The result for the 2006 periods also reflects the Company’s decision in August of 2005 to discontinue the practice of purchasing whole loans without the associated servicing rights for subsequent securitization into mortgage-backed securities. The decrease in net interest rate spread and margin during the second quarter and first half of 2006 was due primarily to continued increases in short-term interest rates as the Federal Reserve brought the short-term federal funds target rate from 3.25% in June 2005 to 5.25% in June 2006, together with a flattening of the yield curve. The decrease in margin mostly relates to the following factors:
•	The continued pressure on the Company’s net interest margin caused by the compressed margin from the Company’s large portfolio of investment securities. Assuming a funding cost equal to the weighted-average cost of the Company’s repurchase agreements, the average interest rate spread on the Company’s investment securities during the second quarter and first six months of 2006 were 0.36% and 0.41%, respectively, compared to 1.08% and 1.27%, respectively, for the second quarter and first six months of 2005.

•	The decrease in interest income on IOs was attributable to lower average volume due to increases in short-term interest rates and the flattening of the yield curve. The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for the second quarter and first half of 2006 and 2005:

	Quarter Ended		Six Month Period
	June 30,		Ended June 30,
(In thousands)	2006	2005	2006	2005
Total cash flows received on IO portfolio	$5,570	$17,368	$16,130	$34,093
Amortization of IOs, as offset to cash flows	(4,076)	(14,827)	(12,805)	(28,252)

Net cash flows recognized as interest income	$1,494	$2,541	$3,325	$5,841

•	Increased deposits at Doral Financial’s banking subsidiaries, including brokered deposits, and increased costs of its repurchase agreements and notes payable. The increase in cost on notes payable reflects the re-pricing nature of most of the Company’s notes payable, which are floating rate notes indexed to 3-month LIBOR.
     The effect of these factors on the Company’s net interest margin was partially offset by a higher yield on its construction and commercial loans which was favorably impacted by the rising interest rates due to a high proportion of construction and commercial loans with short-term repricing terms. Also, in an effort to reduce interest rate risk and to improve its interest rate margin, during the fourth quarter of 2005, the Company sold $1.2 billion of lower-yielding securities from its available for sale portfolio. The Company’s decision was also designed as a measure to increase liquidity (as the Company repaid certain repurchase agreements with high margin requirements), as well as to strengthen the Company’s capital ratios.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	QUARTER ENDED JUNE 30,
	2006			2005
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$7,288,374	$128,695	7.08%	$7,271,065	$125,984	6.95%
Mortgage-backed securities	3,861,107	48,801	5.07%	4,873,325	60,306	4.96%
Interest-only strips	45,849	1,494	13.07%	111,266	2,541	9.16%
Investment securities	2,785,387	29,767	4.29%	3,269,654	31,939	3.92%
Other interest-earning assets	1,184,132	13,919	4.71%	2,516,832	17,700	2.82%

Total interest-earning assets/interest income	15,164,849	$222,676	5.89%	18,042,142	$238,470	5.30%

Total non-interest-earning assets	2,023,472			838,655

Total assets	$17,188,321			$18,880,797

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,228,946	$37,507	3.56%	$3,601,919	$23,178	2.58%
Repurchase agreements	5,766,150	62,983	4.38%	6,918,520	59,635	3.46%
Advances from the FHLB	1,069,500	11,409	4.28%	1,244,566	13,055	4.21%
Loans payable	2,798,749	40,622	5.82%	4,508,201	52,099	4.64%
Notes payable	889,413	14,712	6.63%	1,089,151	14,162	5.22%

Total interest-bearing liabilities/interest expense	14,752,758	$167,233	4.55%	17,362,357	$162,129	3.75%

Total non-interest-bearing liabilities	940,468			278,457

Total liabilities	15,693,226			17,640,814
Stockholders’ equity	1,495,095			1,239,983

Total liabilities and stockholders’ equity	$17,188,321			$18,880,797

Net interest-earning assets	$412,091			$679,785
Net interest income on a non-taxable equivalent basis		$55,443			$76,341

Interest rate spread(3)			1.34%			1.55%
Interest rate margin(4)			1.47%			1.70%
Net interest-earning assets ratio			102.79%			103.92%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.8 million and $1.1 million for the second quarter of 2006 and 2005, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD ENDED JUNE 30,
	2006			2005
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$7,660,942	$266,567	7.02%	$6,907,742	$236,717	6.91%
Mortgage-backed securities	3,969,735	99,996	5.08%	4,650,120	112,874	4.89%
Interest-only strips	51,420	3,325	13.04%	114,246	5,841	10.31%
Investment securities	2,879,039	59,868	4.19%	3,271,269	64,768	3.99%
Other interest-earning assets	1,167,059	26,359	4.55%	2,591,403	33,799	2.63%

Total interest-earning assets/interest income	15,728,195	$456,115	5.85%	17,534,780	$453,999	5.22%

Total non-interest-earning assets	1,916,005			841,004

Total assets	$17,644,200			$18,375,784

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,193,112	$70,215	3.38%	$3,584,596	$45,635	2.57%
Repurchase agreements	5,872,291	125,212	4.30%	6,829,562	110,093	3.25%
Advances from the FHLB	1,035,798	21,787	4.24%	1,238,732	25,534	4.16%
Loans payable	3,359,374	95,689	5.74%	4,062,513	94,286	4.68%
Notes payable	902,832	29,153	6.51%	1,092,737	27,057	4.99%

Total interest-bearing liabilities/interest expense	15,363,407	$342,056	4.49%	16,808,140	$302,605	3.63%

Total non-interest-bearing liabilities	731,532			305,593

Total liabilities	16,094,939			17,113,733
Stockholders’ equity	1,549,261			1,262,051

Total liabilities and stockholders’ equity	$17,644,200			$18,375,784

Net interest-earning assets	$364,788			$726,640
Net interest income on a non-taxable equivalent basis		$114,059			$151,394

Interest rate spread(3)			1.36%			1.59%
Interest rate margin(4)			1.46%			1.74%
Net interest-earning assets ratio			102.37%			104.32%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $1.8 million and $2.1 million for the first six months of 2006 and 2005, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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
TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	QUARTER ENDED
	JUNE 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$306	$2,405	$2,711
Mortgage-backed securities	(12,566)	1,061	(11,505)
Interest-only strips	(1,496)	449	(1,047)
Investment securities	(4,747)	2,575	(2,172)
Other interest-earning assets	(9,383)	5,602	(3,781)

TOTAL INTEREST INCOME VARIANCE	(27,886)	12,092	(15,794)

INTEREST EXPENSE VARIANCE
Deposits	4,023	10,306	14,329
Repurchase agreements	(9,945)	13,293	3,348
Advances from the FHLB	(1,834)	188	(1,646)
Loans payable	(19,762)	8,285	(11,477)
Notes payable	(2,597)	3,147	550

TOTAL INTEREST EXPENSE VARIANCE	(30,115)	35,219	5,104

NET INTEREST INCOME VARIANCE	$2,229	$(23,127)	$(20,898)

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS
(IN THOUSANDS)

	SIX MONTH PERIOD ENDED
	JUNE 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) DUE TO:
	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$25,690	$4,160	$29,850
Mortgage-backed securities	(16,646)	3,768	(12,878)
Interest-only strips	(3,222)	706	(2,516)
Investment securities	(7,791)	2,891	(4,900)
Other interest-earning assets	(18,676)	11,236	(7,440)

TOTAL INTEREST INCOME VARIANCE	(20,645)	22,761	2,116

INTEREST EXPENSE VARIANCE
Deposits	7,749	16,831	24,580
Repurchase agreements	(15,608)	30,727	15,119
Advances from the FHLB	(4,166)	419	(3,747)
Loans payable	(16,429)	17,832	1,403
Notes payable	(4,749)	6,845	2,096

TOTAL INTEREST EXPENSE VARIANCE	(33,203)	72,654	39,451

NET INTEREST INCOME VARIANCE	$12,558	$(49,893)	$(37,335)

PROVISION FOR LOAN AND LEASE LOSSES
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of June 30, 2006, more than 94% of Doral Financial’s loan portfolio was collateralized by real property, and a substantial part of the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
     Doral Financial recognized provisions for loan and lease losses of approximately $5.9 million and $11.0 million, for the quarter and six month period ended June 30, 2006, as compared to $3.7 million and $7.7 million for the corresponding 2005 periods. The increase in the provision during the second quarter and first half of 2006 primarily reflects increases to the Company’s provision for construction loans due to worsening macro-economic conditions and increases in the cost of living in Puerto Rico, as well as delinquency trends in the Company’s overall portfolio. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

NON-INTEREST INCOME
     Non-interest income consists of net gain on mortgage loan sales and fees, net servicing income, trading activities, net gain (loss) on sale of investment securities, and commissions, fees, and other income.
     Net (Loss) Gain on Mortgage Loan Sales and Fees. Net loss on mortgage loan sales and fees was $26.8 million during the second quarter of 2006, compared to a gain of $15.4 million for the same period in 2005. For the six month periods ended June 30, 2006, net loss on mortgage loans sales and fees amounted to $41.5 million, compared to a gain of $23.3 million for the corresponding 2005 period.
     The loss during the second quarter of 2006 was principally due to market value adjustments to the Company’s mortgage loans held for sale portfolio and losses on sales of mortgage loans driven by the Company’s decision to restructure certain previous mortgage loan transfers to local financial institutions. During the second quarter of 2006, a market value adjustment of $17.5 million was taken as a charge against earnings related to its mortgage loans held for sale portfolio. For the six month period ended June 30, 2006, the Company recognized impairment adjustments of $22.5 million related to its mortgage loans held for sale portfolio. This adjustment reflects the impact of rising interest rates on the Company’s mortgage loans held for sale portfolio, as well as market terms for secondary sales in the United States market. During the first quarter of 2006, management reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with a low FICO or with documentation and compliance issues, and transferred $876.2 million from its mortgage loan held for sale portfolio to its loan receivable portfolio recognizing a $12.3 million market value adjustment charge to earnings.
     During the second quarter of 2006, the Company restructured substantially all of its prior mortgage loan transfers to local financial institutions that had been recharacterized as secured borrowings as part of the restatement, as follows.
     On April 19, 2006, Doral Financial entered into an agreement with Banco Santander Puerto Rico (“BSPR”), a wholly-owned subsidiary of Santander Bancorp, pursuant to which Doral Financial agreed to acquire from BSPR approximately $617 million of mortgage loans previously sold by Doral Financial to BSPR during 2004 and the first quarter of 2005. This transaction closed in two parts on May 15 and May 16, 2006. Substantially all the mortgage loans purchased from BSPR were resold to a U.S. financial institution on a servicing retained basis on the same dates of the purchase. No IOs were created by Doral Financial as part of the subsequent sale of the mortgage loans.
     On May 25, 2006, Doral Financial entered into a series of credit agreements with FirstBank Puerto Rico (“FirstBank”), a wholly-owned subsidiary of First Bancorp, to document as secured borrowings the loan transfers between the parties that prior to the restatement had been accounted for as sales. The aggregate amount of the borrowings documented under the credit agreements was approximately $2.9 billion. Most of the borrowings accrue interest at a floating rate based on a spread over the applicable 90-day LIBOR subject to a cap and are subject to amortization schedules tied to the scheduled amortizations of the underlying mortgage loans subject to a maximum maturity of 10 years. The borrowings are subject to mandatory prepayments as a result of actual prepayments on, or sales of, the underlying mortgage loans, and the Company may prepay the borrowings at any time, without premium or penalty. On May 30, 2006, Doral Financial sold to a U.S. financial institution on a servicing retained basis approximately $2.4 billion of the loans securing these borrowings and reduced the outstanding principal balance of the borrowings to approximately $450 million. No IOs were created by Doral Financial as part of the subsequent sale of the mortgage loans.
     On June 30, 2006, Doral Financial entered into an agreement with Westernbank Puerto Rico (“Westernbank”), a wholly-owned subsidiary of W Holding Company, Inc., to restructure all outstanding mortgage loan sale transactions between the parties. Pursuant to the agreement, Doral Financial agreed to transfer to Westernbank its retained interest on the mortgage loans, which was equal to the excess of the weighted-average interest rate on the mortgage loans over the floating pass-through rate payable to Westernbank. As a result, Doral Financial will no longer pay Westernbank a floating pass-through rate, which as of the date of the agreement, exceeded the weighted average coupon with respect to certain mortgage loan pools. In addition, Westernbank agreed to discharge and terminate in full the Company’s recourse obligation under the original mortgage sale agreements (except for obligations with respect to certain representations and warranties made in the original mortgage sale agreement, which will survive for a six month period following the closing of the restructuring agreement). Doral Financial and Westernbank also entered into a master servicing agreement pursuant to which Doral Financial will continue servicing the mortgage loans in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. Doral Financial also agreed to repurchase from Westernbank at par any mortgage loans that were 90 or more days delinquent as of May 31, 2006. The restructuring resulted in a gain for Doral Financial of $3.6 million that is included as part of Other Income.

     These transactions resulted in a loss of mortgage loan sales of approximately $11.8 million recorded during the quarter. Pursuant to the agreements executed in connection with certain of those sales, the Company has the right to share, on a limited basis, on gains realized by the buyers of such loans within specified time periods from subsequent sales on securitizations. However, given the uncertainties of such future possible gains, the Company has not recorded any value in this period.
     In addition to the loss resulting from these transactions, the Company also experienced lower margins on sales of mortgage loans during 2006 as the Company was unable to utilize its traditional channels in Puerto Rico to sell its non-conforming loan production. Instead, the Company sold its non-conforming loan production in the U.S. market at a lower gain. Also, after the third quarter of 2005, the Company made the strategic decision to discontinue the sale of mortgage loans that result in the creation of floating rate IOs. In fact, during the second quarter of 2006, the Company’s mortgage loan sales did not create any floating rate IOs. Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting IO and MSR capitalization.

	FOR THE	FOR THE	FOR THE	FOR THE
	QUARTER	QUARTER	SIX MONTH	SIX MONTH
	ENDED	ENDED	PERIOD ENDED	PERIOD ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
(In thousands)	2006	2005	2006	2005
Total loan sales and securitizations	$3,377,462	$749,438	$3,609,033	$1,571,303

Total loans sales resulting in the recording of IOs	$—	$192,938	$—	$732,650

IOs capitalized	$—	$5,658	$—	$10,981

MSRs capitalized	$42,613	$11,293	$46,862	$17,843
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the declining outstanding principal amount of the serviced loan. As of June 30, 2006, the weighted average gross servicing fee rate for the entire portfolio was 0.39%. The size of Doral Financial’s loan servicing portfolio has increased principally by retained servicing rights on sales of loans from its internal mortgage loan production. Loan servicing fees, net of guarantee fees, amounted to $8.8 million for the second quarter of 2006, compared to $7.8 million for the corresponding period of 2005. For the six month periods ended June 30, 2006 and 2005, loan servicing fees, net of guarantee fees, amounted to $16.5 million and $15.4 million, respectively.
     Set forth below is a summary of the components of the net servicing income:
TABLE E
NET SERVICING INCOME (LOSS)

	QUARTER ENDED		SIX MONTH PERIOD ENDED
	JUNE 30,		JUNE 30,
(In thousands)	2006	2005	2006	2005
Servicing fees (net of guarantee fees)	$8,773	$7,786	$16,525	$15,364
Late charges	2,310	2,048	4,753	4,305
Prepayment penalties	244	663	763	1,035
Interest loss	(1,180)	(1,373)	(2,567)	(2,331)
Other servicing fees	78	100	140	199

Servicing income, gross	10,225	9,224	19,614	18,572
Amortization of servicing assets	(6,486)	(7,394)	(12,904)	(13,132)
Net impairment of servicing assets	(2,326)	(21,600)	(147)	(17,382)

Total net servicing income (loss)	$1,413	$(19,770)	$6,563	$(11,942)

     The increase in net servicing income for the second quarter of 2006 as compared to the second quarter of 2005 was principally the result of reduced impairment charges of mortgage-servicing assets. The decrease in forecasted mortgage prepayment forecasts as of June 30, 2006 led to a lower valuation allowance for the Company’s MSRs as of such date, as compared to 2005. As a result, for the first half of 2006, Doral Financial recognized net impairment charges of $0.1 million, compared to net impairment charges of $17.4 million recognized for the first half of 2005, which substantially increased the Company’s impairment valuation allowance for the first half of 2005, as mortgage prepayment forecasts increased as compared to December 31, 2004.
     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes.
     Set forth below is a summary of the components of gains and losses from trading activities:

TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
(In thousands)	2006	2005	2006	2005
Net realized gains on sales of securities held for trading	$522	$9,300	$3,413	$7,108
(Losses ) gains on the IO valuation	(16,259)	38,523	(42,862)	15,577
Net unrealized losses on trading securities, excluding IOs	(4,199)	(1,177)	(3,439)	(1,573)
Net realized and unrealized gains (losses) on derivative instruments	12,382	(89,709)	25,387	(57,539)

Total	$(7,554)	$(43,063)	$(17,501)	$(36,427)

     Trading activities for the quarter and six month periods ended June 30, 2006 resulted in losses of $7.6 million and $17.5 million, respectively, compared to losses of $43.1 million and $36.4 million for the corresponding 2005 periods. The positive variance in trading activities results during the second quarter and first half of 2006, as compared to the same periods in 2005, was principally due to gains on derivative instruments recorded in the 2006 periods as compared to losses recorded in the 2005 periods. The change in results on derivative instruments reflects different interest rate environments between the periods.
     Gains on derivative instruments for the second quarter and first half of 2006 were partially offset by unrealized losses on the value of the Company’s trading securities, including net unrealized losses of $16.3 million and $42.9 million on the value of the Company’s IOs for the second quarter and first six months of 2006, respectively, compared to net unrealized gains of $38.5 million and $15.6 million for the comparable 2005 periods. Losses on the value of the Company’s IOs during 2006 were primarily related to floating rate IOs that did not have caps on the pass-through interest rate payable to investors. During the second quarter of 2006, Doral Financial was able to restructure its prior mortgage loan transfers giving rise to floating rate IOs and all of its remaining portfolios of floating rate IOs have caps on the pass-through interest rate payable to investors.
     During the first quarter of 2006, the Company performed a review of the assumptions used to estimate the discount rate used to value its IO portfolio. The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of the review, management reassessed the liquidity premium incorporated in the model in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions, and incorporated an additional 300 basis points of liquidity premium to the discount calculation. The methodology resulted in a discount rate of 13.07% at June 30, 2006 compared to 9.16% at June 30, 2005. For additional information regarding the Company’s IO internal valuation model refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in Doral Financial’s 2005 Annual Report on Form 10-K.
     Net Gain on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. For the second quarter of 2006, the Company did not sell any of its investment securities. Sales during the second quarter of 2005 resulted in a gain of $4.7 million. For the first six months of 2006, sale of investment securities resulted in a gain of $0.1 million, compared to a gain of approximately $9.6 million for the same period a year ago. The decrease in net gain on sale of investment securities is mostly related to a decreased volume of sales.
     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.

TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER		SIX MONTH PERIOD
	ENDED JUNE 30,		ENDED JUNE 30,
(In Thousands)	2006	2005	2006	2005
Retail banking fees	$4,947	$4,357	$9,759	$8,335
Securities brokerage and asset management fees and commissions	449	340	720	673
Insurance agency commissions	2,057	3,029	4,759	5,976
Other income	4,059	453	6,008	961

Total	$11,512	$8,179	$21,246	$15,945

     Doral Financial’s banking fees have increased steadily as Doral Financial’s banking subsidiaries increased their retail branch network and as Doral Financial continues to diversify its sources of revenues by generating additional fees.
     Doral Financial’s insurance agency commission is principally comprised of dwelling and title insurance obtained by borrowers who obtain residential mortgage loans through Doral Financial’s mortgage-banking entities. The decrease in insurance agency commissions during the second quarter and first half of 2006 is attributable to the decrease in mortgage loan production experienced by the Company during the second quarter and first half of 2006.
     On June 30, 2006, Doral Financial entered into an agreement with Westernbank to restructure all outstanding mortgage loan sale transactions between the parties. This restructuring resulted in a gain for Doral Financial of $3.6 million that is included as part of Other Income.
     Also during the first half of 2006, the Company sold certain residential units of a residential housing project that the Company took possession of in 2005. The sale of the units resulted in revenues of approximately $0.4 million and $2.1 million for the second quarter and first half of 2006 that are included as part of Other Income.

NON-INTEREST EXPENSES
     A summary of non-interest expenses for the quarter and six month period ended June 30, 2006 and 2005 is provided below.
TABLE H
NON INTEREST EXPENSES

	QUARTER		SIX MONTH PERIOD ENDED
	ENDED JUNE 30,		JUNE 30,
(In Thousands)	2006	2005	2006	2005
Compensation and employee benefits	$23,034	$23,679	$42,625	$49,268
Taxes, other than payroll and income taxes	3,264	2,374	6,572	4,726
Advertising	3,226	4,586	5,821	8,928
Professional services – excluding restatement expenses	7,767	3,857	13,841	7,830
Professional services – restatement expenses	8,460	7,406	19,537	7,406
Communication and information systems	4,328	4,564	9,555	9,388
Occupancy and other office expenses	6,789	8,182	13,944	15,345
Depreciation and amortization	5,925	5,129	11,628	10,082
Other	6,028	5,858	11,072	9,069

Total non-interest expenses	$68,821	$65,635	$134,595	$122,042

     Total non-interest expenses increased by $3.2 million during the second quarter ended June 30, 2006, compared to the corresponding 2005 period. This increase is primarily related to increased professional services expenses related to the restatement process and associated legal and accounting matters and to the Company’s reengineering efforts. In particular, during the first quarter of 2006, the Company engaged the firm of Proudfoot Consulting to implement a reengineering and cost reduction program across the organization. The measures have resulted in a substantial reduction in headcount, which has been reduced from 2,695 as of June 30, 2005 to 1,938 as of June 30, 2006. For the second quarter of 2006 and first half of 2006, compensation expense includes $6.2 million and $7.4 million, respectively, in severance payments associated with the reduction in headcount. In addition, for the second quarter of 2006 and 2005, compensation expense includes $0.2 million and $2.4 million, respectively, associated with the expensing of stock-based compensation.
     The increase in non interest expenses also reflects increases in depreciation and amortization. For the second quarter and first half of 2006, depreciation and amortization expense increased by approximately 15% principally due to increase leasehold improvements amortization due to the Company’s decision to consolidate marketing brands and close non-strategic branches. Also during 2006, the Company recognized as expenses $1.2 million related with a fair value adjustment to a residential housing project that the Company took possession of in 2005.
INCOME TAXES
     Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources.
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.
     Doral Financial enjoys income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and in the case of capital gains, because the gains are sourced outside the United States.
     For the second quarter of 2006, Doral Financial recognized an income tax expense of $10.2 million, compared to an income tax benefit of $4.7 million for the comparable period in 2005. The tax expense for the second quarter of 2006 was principally the result of the reversal of a portion of the deferred tax asset, related to the Company’s variable IO’s, as a result of the completion of the restructuring of mortgage loan transfers to local financial institutions during the second quarter of 2006, coupled with taxable income at the Company’s Puerto Rico banking subsidiary. Under the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR Code”), gains in certain of the Company’s subsidiaries could not be used to offset operating losses in other subsidiaries. This resulted in a tax expense for the second quarter of 2006, even though the consolidated results yielded a taxable loss.
     For the first half of 2006, Doral Financial recognized an income tax benefit of $20.8 million, compared to a tax expense of $5.7 for the comparable period in 2005. The decrease in tax provision for the first half of 2006 was principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset. This was offset in part by higher net operating losses in certain subsidiaries that under the PR Code could not be used to offset gains in other subsidiaries.
     For the second quarter and first half of 2006, the Company recognized pre-tax losses of $40.7 million and $62.7 million, respectively, compared to a pre-tax loss of $27.5 million and a pre-tax earning of $22.1 million for the corresponding periods in 2005.
     During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement clarified that the IO Tax Asset could be transferred to any entity within the Doral Financial corporate group, including the Puerto Rico banking subsidiary, and that any entity in the group could use the amortization deduction of the IO Tax Asset to offset taxable income. The combined effect of these two agreements, especially the additional net deferred tax assets recognized as a result of the first agreement combined with the ability to use the amortization deduction to offset taxable income from various entities within the Doral Financial corporate group, including the Puerto Rico banking subsidiary, resulted in an increase in the deferred tax asset net of the valuation allowance and in a net tax benefit for the first half of 2006.
     In assessing the realization of deferred tax asset, the Company considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company considers the expected realization of its deferred tax asset and liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available.
     Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the six month period ended June 30, 2006, net operating losses of $161.1 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in the creation of a valuation allowance. At June 30, 2006, the deferred tax asset, net of its valuation allowance of $143.1 million, amounted to approximately $256.9 million, compared to $213.2 million at December 31, 2005.
     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in margins and loss of market share.

BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $19.4 million and $88.7 million for the quarter and six month period ended June 30, 2006, respectively, compared to $133.0 million and $245.4 million for the corresponding 2005 periods. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE I
LOAN PRODUCTION

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
(Dollars in Thousands, Except for Average Initial Loan Balance)	2006	2005	2006	2005
FHA/VA mortgage loans
Number of loans	539	1,029	1,022	2,362
Volume of loans	$55,829	$86,732	$102,198	$196,924
Percent of total volume	12%	6%	8%	7%
Average initial loan balance	$103,579	$84,288	$99,998	$83,372

Conventional conforming mortgage loans
Number of loans	341	3,864	851	5,422
Volume of loans	$38,697	$463,310	$97,558	$647,171
Percent of total volume	8%	30%	7%	23%
Average initial loan balance	$113,481	$119,904	$114,639	$119,360

Conventional non — conforming mortgage loans(1)
Number of loans	1,807	4,935	7,304	11,331
Volume of loans	$187,187	$556,843	$778,572	$1,262,977
Percent of total volume	38%	36%	57%	44%
Average initial loan balance	$103,590	$112,835	$106,595	$111,462

Other(2)
Number of loans	766	4,360	1,780	8,421
Volume of loans	$205,279	$438,550	$384,406	$740,046
Percent of total volume	42%	28%	28%	26%

Total loans
Number of loans	3,453	14,188	10,957	27,536
Volume of loans	$486,992	$1,545,435	$1,362,734	$2,847,118

(1)	Includes $16.7 million and $59.3 million in second mortgages for the quarters ended June 30, 2006 and 2005, respectively, and $58.9 million and $103.7 million in second mortgages for the six month periods ended June 30, 2006 and 2005, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.
     As noted earlier, the decrease in Doral Financial’s loan production is due to a number of factors including changes in the underwriting processes, economic conditions in Puerto Rico and competition from other financial institutions. Doral Financial has decided to implement uniform, automated and rules-based underwriting procedures. The implementation of these procedures has caused disruption in the Company’s loan originations. The Company believes that these underwriting standards will allow it to more efficiently underwrite assets with better credit quality and risk price its loan products in the future.

     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing. For the six month periods ended June 30, 2006 and 2005, refinance loans represented approximately 55% and 54%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE J
LOAN ORIGINATION SOURCES

	SIX MONTH PERIOD ENDED JUNE 30,
	2006			2005
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	65%	—	65%	69%	1%	70%
Wholesale(1).	6%	—	6%	8%	—	8%
New Housing Developments	16%	2%	18%	10%	2%	12%
Multi-family	—	—	—	—	—	—
Other(2)	9%	2%	11%	7%	3%	10%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans on a servicing retained basis from its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. For the six month periods ended June 30, 2006 and 2005, the Company purchased servicing rights to approximately $16.4 million and $99.8 million, respectively, in principal amount of mortgage loans. The Company did not purchase servicing rights during the second quarter of 2006, compared to the purchase of servicing rights of approximately $44.2 million in principal amount of mortgage loans during the corresponding period in 2005. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE K
MORTGAGE LOAN SERVICING
(Dollars in Thousands, Except for Average Size of Loans)

	AS OF JUNE 30,
	2006	2005
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,166,764	$2,283,219
FHLMC/FNMA	4,111,432	3,900,242
Other conventional mortgage loans(1)(2)	9,440,443	8,802,444

Total servicing portfolio	$15,718,639	$14,985,905

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	173,247	168,556
Weighted — average interest rate	6.60%	6.67%
Weighted — average remaining maturity (months)	255	256
Weighted — average gross servicing fee rate — loans serviced to others	0.3861%	0.3941%
Average servicing portfolio(3)	$15,776,895	$14,600,323
Principal prepayments	$798,093	$1,166,390
Constant prepayment rate	9%	14%
Average size of loans	$90,730	$88,908
Servicing assets, net	$190,588	$113,135

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.44%	1.19%
90 days or more past due	1.48%	1.62%

Total delinquencies excluding foreclosures	2.92%	2.81%

Foreclosures pending	2.09%	1.59%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$15,727,604	$14,264,367
Add:
Loans funded and purchased(4)	973,325	2,104,577
Bulk servicing acquired	16,376	99,775
Less:
Servicing sales	33,005	2,537
Run-off(5)	965,661	1,480,277

Ending servicing portfolio	$15,718,639	$14,985,905

(1)	Includes $2.3 billion and $5.5 billion of loans owned by Doral Financial at June 30, 2006 and 2005, respectively, which represented 15%and 37% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $261.8 million and $300.3 million at June 30, 2006 and 2005, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Includes the average balance of loans owned by Doral Financial of $5.2 billion and $4.4 billion at June 30, 2006 and 2005, respectively.

(4)	Excludes approximately $389.4 million and $742.5 million of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of June 30, 2006 and 2005, respectively.

(5)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At June 30, 2006 and 2005, approximately 1% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $798.1 million and $1.2 billion for the six month periods ended June 30, 2006 and 2005, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network.
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
     In addition, banking regulations and related regulatory actions place restrictions on the ability of Doral Financial’s non-banking operations to rely on the liquidity of its banking subsidiaries. On March 17, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner, which prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval. As a result of Doral Financial’s holding company structure, its deposits and substantially all of its investment securities are held by its banking subsidiaries. For a detailed description of these orders, please refer to Note “u” to the interim consolidated financial statements included in this Quarterly Report on Form 10-Q.
     On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock.
     Since the second half of 2005, Doral Financial’s banking subsidiaries have relied primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities as their primary sources of liquidity, while the holding company has relied primarily on repurchase agreements and sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. The requirements for sale of non-conforming loans in the U.S. secondary mortgage market tend to be stricter than those of the Puerto Rico market, where the Company used to sell its non-conforming loans prior to the beginning of the restatement process. The Company continues to pay its debts as they become due.
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
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the six month period ended June 30, 2006, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $43.4 million, compared to $35.1 million for the same period during 2005. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of June 30, 2006 and December 31, 2005, the outstanding principal balance of such delinquent loans was $261.8 million and $286.1 million, respectively, and the aggregate monthly amounts of funds advanced by Doral Financial was $21.4 million and $21.9 million, respectively. There were no servicing-retained delinquent loan sales in the first six months of 2006 or 2005.
     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans. During the second quarter of 2006, Doral Financial experienced increased demands for repurchase associated with documentation and compliance issues. To the extent this trend continues, it would place increased demands on the Company’s liquidity.
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

     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of June 30, 2006, Doral Financial’s maximum recourse exposure with FNMA amounted to $905.5 million and FNMA required the posting of approximately $44.0 million in cash collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of June 30, 2006 and December 31, 2005:
TABLE L
SOURCES OF BORROWINGS
(DOLLARS IN THOUSANDS)

	AS OF JUNE 30, 2006		AS OF DECEMBER 31, 2005
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,210,074	3.54%	$4,237,269	2.98%
Repurchase Agreements	5,550,171	4.34%	6,054,598	4.08%
Advances from FHLB	1,069,500	4.27%	969,500	4.08%
Loans Payable	932,849	6.34%	3,578,230	5.75%
Notes Payable	889,291	6.33%	965,621	5.86%
     Doral Financial had collateralized warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $13.0 billion as of June 30, 2006, of which $6.6 billion was outstanding as of such date. Of the aggregate amount of funding available under Doral Financial’s warehousing and repurchase lines of credit, approximately $500.0 million represented committed facilities under which the lender is committed to advance funds subject to compliance with various conditions. The remainder was represented by uncommitted facilities, under which the lender does not have a binding legal obligation to disburse funds to the Company. Committed lines of credit generally require a borrower to comply with various financial covenants and ratios. Failure to comply with any of these covenants permits the lender to require immediate repayment of all amounts previously advanced and to stop making further advances.
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
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, advances from the FHLB and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of June 30, 2006, Doral Financial’s banking subsidiaries held approximately $4.2 billion in deposits at a weighted-average interest rate of 3.54%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE M
AVERAGE DEPOSIT BALANCE
(DOLLARS IN THOUSANDS)

	SIX MONTH PERIOD
	ENDED		YEAR ENDED
	JUNE 30, 2006		DECEMBER 31, 2005
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,828,874	4.07%	$2,248,530	3.56%
Regular passbook savings	444,195	2.96%	476,600	2.34%
NOW accounts	553,116	2.43%	673,755	2.22%
Non-interest bearing	366,927	—	442,940	—

Total deposits	$4,193,112	3.38%	$3,841,825	2.76%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at June 30, 2006.
TABLE N
CERTIFICATES OF DEPOSIT MATURITIES
(IN THOUSANDS)

AMOUNT
Certificates of deposit maturing:
Three months or less	$326,263
Over three through six months	446,013
Over six through twelve months	649,360
Over twelve months	878,487

Total	$2,300,123

     As of June 30, 2006 and December 31, 2005, Doral Financial’s retail banking subsidiaries had approximately $1.9 billion, in each case, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
REGULATORY CAPITAL RATIOS
     As of June 30, 2006, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of June 30, 2006, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE O
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk- weighted assets)	15.4%	20.0%	16.1%
Tier 1 Capital Ratio (Tier 1 capital to risk- weighted assets)	13.7%	18.9%	15.6%
Leverage Ratio(1)	5.3%	6.8%	9.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     Doral Financial’s regulatory capital ratios as of June 30, 2006 improved, when compared to June 30, 2005, due to significant asset decline. The lower volume of risk-weighted assets during 2006, which decrease by 27% compared to 2005, was principally attributable to significant decreases in the Company’s loan portfolios, in particular the commercial and residential loan portfolios as a result of the restructuring of Company’s previous transfer of residential and commercial mortgage loans to a local financial institution, coupled with, a decrease of its investment securities portfolio. Also, while the Tier 1 and Total capital ratios have risk weighting components that take into account the lower level of risk associated with the Company’s mortgage and securities portfolios, the leverage ratio is lower, compared to June 30, 2005, because it is based on total average assets without any risk weighting.
     As of June 30, 2006, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
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
ASSETS AND LIABILITIES
     At June 30, 2006, Doral Financial’s total assets were $13.9 billion compared to $17.3 billion at December 31, 2005. The decrease in assets was due primarily to a decrease in the Company’s loan portfolio of $2.2 billion. The decrease in loans reflects the sale during the second quarter of 2006 of approximately $2.4 billion in loans as part of the restructuring transaction with FirstBank.
     On May 25, 2006, Doral Financial entered into a series of credit agreements with FirstBank, to document as secured borrowings the loan transfers between the parties that prior to the restatement had been accounted for as sales. The aggregate amount of the borrowings documented under the credit agreements was approximately $2.9 billion. Most of the borrowings accrue interest at a floating rate based on a spread over the applicable 90-day LIBOR subject to a cap and are subject to amortization schedules tied to the scheduled amortizations of the underlying mortgage loans subject to a maximum maturity of 10 years. The borrowings are subject to mandatory prepayments as a result of actual prepayments on, or sales of, the underlying mortgage loans, and the Company may prepay the borrowings at any time, without premium or penalty. On May 30, 2006, Doral Financial sold to a U.S. financial institution on a servicing retained basis approximately $2.4 billion of the loans securing these borrowings and reduced the outstanding principal balance of the borrowings to $450 million. As of June 30, 2006, the outstanding principal balance of these borrowings was $444.7 million. No IOs were created by Doral Financial as part of the subsequent sale of the mortgage loans.
     Total liabilities were $13.0 billion at June 30, 2006, compared to $16.1 billion at December 31, 2005. The decrease in liabilities was largely the result of a decrease in loans payable as a result of the loan sales agreements discussed above. Since the second half of 2005, the Company has increasingly relied on deposits and short-term borrowings under FHLB advances, and less on senior notes payable. As of June 30, 2006, Doral Financial’s banking subsidiaries had $11.3 billion in assets, including assets of Doral International, an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $11.6 billion at December 31, 2005. The decrease in assets was principally due to de-leverage of the banking subsidiaries investment portfolio by not reinvesting the proceeds of investments at maturity or repayment.
OFF-BALANCE SHEET ACTIVITIES
     In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally from five to seven years) or up to a specified percentage (generally 10% to 15%) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. Pursuant to the restructuring transactions consummated during the second quarter of 2006, in particular that with Westernbank, the Company’s outstanding principal balance of loans sold subject to recourse decreased by $1.0 billion, from $2.3 billion as of March 31, 2006 to $1.3 billion as of June 30, 2006. As of June 30, 2006, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $1.0 billion (see Table R – Other Commercial Commitments for a breakdown of recourse obligation by expiration period). Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements, except for a liability of $9.0 million, as of June 30, 2006, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” As of June 30, 2006, approximately $67.2 million or 5.2% of the principal amount in loans sold with recourse were 60 days or more past due, of which $46.2 million were 90 days or more past due.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of June 30, 2006.
TABLE P
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

			Loans Past Due — Over 90
			Days Without Insurance,
	Outstanding	Weighted-average	and Loan-To-Value Over
(In thousands)	Balance	Loan to Value	80%
Loan Type:
Conventional loans	$1,284,931	76.6%	$8,802
Commercial loans	2,996	68.9%	—

Total	$1,287,927	76.6%	$8,802

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
     Current management has decided to decrease recourse sales, including sales to FNMA and FHLMC, and to restructure non-conforming loan transactions with local counterparties to eliminate recourse provisions. The

Company’s recourse obligations decreased by $1.0 billion from March 31, 2006 to June 30, 2006 and should continue to decrease over time.
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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At June 30, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $469.2 million and $6.7 million, respectively, and commitments to sell mortgage-backed securities and loans amounted to approximately $352.1 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of June 30, 2006.

TABLE Q
CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,210,074	$3,248,706	$834,799	$112,384	$14,185
Repurchase agreements(2)	5,550,171	2,305,371	2,444,800	800,000	—
Advances from the FHLB(2)	1,069,500	702,500	317,000	50,000	—
Loans payable(3)	932,849	127,959	210,043	160,501	434,346
Notes payable	889,291	10,169	635,370	765	242,987
Other liabilities	255,538	252,538	2,000	1,000	—
Non-cancelable operating leases	66,733	7,586	13,826	11,514	33,807

Total Contractual Cash Obligations	$12,974,156	$6,654,829	$4,457,838	$1,136,164	$725,325

(1)	Amounts included in the table above do not include interest.

(2)	Includes $3.4 billion of repurchase agreements with an average rate of 4.15% and $702.5 million in advances from the FHLB-NY with an average rate of 4.09%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from February 2008 to March, 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $868.2 million of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purpose of the table above, the Company used a CPR of 12.3% to estimate the repayments.
TABLE R
OTHER COMMERCIAL COMMITMENTS(1)
(IN THOUSANDS)

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
OTHER COMMERCIAL	AMOUNT	LESS THAN			AFTER
COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$469,185	$308,259	$160,221	$485	$220
Commitments to sell mortgage-backed securities and loans	352,080	352,080	—	—	—
Commercial and financial standby letters of credit	6,679	6,679	—	—	—
Maximum contractual recourse exposure	1,033,440	103,266	687,770	—	242,404

Total	$1,861,384	$770,284	$847,991	$485	$242,624

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Interest Rate and Market Risk Management
     Doral Financial’s management has identified interest rate risk as the primary risk facing the Company. Interest rate risk includes the risk that changes in interest rates may adversely affect the value of Doral Financial’s assets and liabilities. Interest rate risk also includes the risk that Doral Financial’s net interest income from its loan and investment portfolio will change in response to changes in interest rates. Doral Financial’s risk management strategies are discussed in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2005 under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.
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
     The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases and decreases of interest rates, as of June 30, 2006 and December 31, 2005.

	Market Value	Net Interest
As of June 30, 2006	of Equity Risk	Income Risk[1]
+ 100 BPS	(40.2)%	(1.1)%
- 100 BPS	25.4%	1.9%

	Market Value	Net Interest
As of December 31, 2005	of Equity Risk	Income Risk[1]
+ 100 BPS	(24.7)%	(3.7)%
- 100 BPS	12.8%	6.8%

(1)	Based on 12-month forward change in net interest income.
     The decrease in Net Interest Income Risk as of June 30, 2006 compared to December 31, 2005 primarily relates to the Company’s restructuring of previous transfers of residential and commercial mortgage loans to local financial institutions. The residential and commercial mortgage loans were long-term fixed assets that were funded with short- term variable liabilities, creating interest income risk.
     The increase in Market Value of Equity Risk from December 31, 2005 to June 30, 2006 primarily relates to increases in long-term interest rates. During 2006, as interest rates increased, the duration of the Company’s mortgage-related assets also has increased. However, this increase was not offset by a proportional increase in value of the Company’s instruments used for interest rate risk management purposes. In addition, the duration of the Company’s structured borrowings, FHLB advances and repurchase agreements, decreased due to the fact that many of these instruments have call options in favor of the lenders requiring Doral Financial to prepay the borrowing at the lender’s option. In a rising rate environment, as lenders exercise their call rights, Doral Financial is required to replace such funding with higher cost funding. The increase in the duration of the assets coupled with the decrease in duration of liabilities led to an increase in the duration of equity, which in turn led to higher sensitivity and higher Market Value of Equity Risk.

     The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of June 30, 2006 and December 31, 2005.

(In thousands)	June 30, 2006		December 31, 2005
	Change in Fair	Change in	Change in Fair	Change in
	Value of	Fair Value of	Value of	Fair Value of
	Available for Sale	Held to	Available for Sale	Held to
Change in yield	Securities and	Maturity	Securities and	Maturity
curve (basis points)	FHLB Stock	Securities	FHLB Stock	Securities

+200	$(416,147)	$(308,018)	$(425,632)	$(290,743)
+100	(206,571)	(148,729)	(200,611)	(140,570)
50	(101,630)	(72,956)	(94,944)	(68,916)
Base	—	—	—	—
-50	96,090	67,305	79,585	62,654
-100	179,130	131,123	137,066	121,809
-200	278,852	241,261	212,629	232,626
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
     The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at June 30, 2006. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.

TABLE S
INTEREST RATE SWAPS
(DOLLARS IN THOUSANDS)

			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE
$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.170%	4.430%	$7,185

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.171%	4.443%	$7,117

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.300%	3.688%	$2,241

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.300%	3.655%	$2,282

$200,000	November, 2009	To protect the spread of the variable IOs	5.160%	3.773%	$11,158

$200,000	November, 2009	To protect the spread of the variable IOs	5.173%	3.975%	$9,982
     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur and may, therefore, increase the volatility of Doral Financial’s future earnings. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $2.5 billion and $14.6 billion, respectively, as of June 30, 2006 and December 31, 2005. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives. Doral Financial’s ability to use derivatives in the future could be adversely affected by a number of factors related to the restatement, including the downgrade of it credit ratings. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.

TABLE T
FAIR VALUE RECONCILIATION

Six Month Period ended
(In thousands)	June 30, 2006
Fair value of contracts outstanding at the beginning of the period	$25,241
Contracts realized or otherwise settled during the period	(7,572)
Fair value of new contracts entered into during the period	31
Changes in fair values during the period	27,686

Fair value of contracts outstanding at the end of the period	$45,386

TABLE U
SOURCE OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of June 30, 2006	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Source of Fair Value
Prices actively quoted	$5,421	$—	$—	$—	$5,421

Prices provided by other external sources	—	18,825	21,140	—	39,965

	$5,421	$18,825	$21,140	$—	$45,386

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
TABLE V
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	June 30, 2006
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$650,000	$23,471	$—	$23,471	2.09
A+	3	1,800,000	9,921	—	9,921	0.83

Subtotal	4	$2,450,000	$33,392	$—	$33,392	1.17

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(Dollars in thousands)	December 31, 2005
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$400,000	$13,939	$—	$13,939	3.87
A+	2	1,000,000	1,958	(3,909)	(1,951)	1.24
A	1	550,000	—	(2,864)	(2,864)	1.63

Subtotal	4	1,950,000	$15,897	$(6,773)	$9,124	1.89

Other derivatives(4):
Treasury future options		12,600,000

Total Derivatives		$14,550,000

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.

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
     During the six month period ended June 30, 2006, Doral Financial entered into $219.9 million of commitments to disburse construction loans for residential housing projects. The following table presents further information on the Company’s construction portfolio.

	As of	As of
(In thousands)	June 30, 2006	December 31, 2005
Construction loans(1)	$817,669	$795,848

Total undisbursed funds under existing commitments	$372,086	$375,694

Non-performing construction loans	$23,389	$9,212

Net charge offs — Construction loans	$—	$4,938

Allowance for loan losses — Construction loans	$27,310	$20,748

Non-performing construction loans to total construction loans	2.86%	1.16%
Allowance for loan losses — construction loans to total construction loans	3.34%	2.61%
Net charge-offs to total construction loans	0.00%	0.62%

(1)	Includes $673.8 million and $670.3 million of construction loans for residential housing projects as of June 30, 2006 and December 31, 2005, respectively. Also includes $143.9 million and $125.5 million of construction loans for commercial, condominiums and multi-family projects as of June 30, 2006 and December 31, 2005, respectively.
Non-performing assets and allowance for loan and lease losses
     Non-performing assets (“NPAs”) consist of loans on a non-accrual basis and other real estate owned. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery and the loan will return to an accrual basis when principal and interest become current and collectibility is reasonably assured. As of June 30, 2006 and 2005, Doral Financial would have recognized $10.1 million and $12.8 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. Doral Financial evaluates loans for impairment. Impaired loans as of June 30, 2006 and December 31, 2005 amounted to approximately $60.8 million and $58.0 million, respectively. At June 30, 2006 and December 31, 2005, an impairment allowance of $14.8 million and $13.9 million, respectively, was allocated to such impaired loans.
     The decrease in non-performing loans in the mortgage banking business from 2005 to 2006 was due to the restructuring of prior transfers of residential and commercial mortgage loans to local financial institutions during the second quarter of 2006.
     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE W
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	JUNE 30, 2006	DECEMBER 31, 2005
Mortgage banking business:
Non-accrual loans:
Construction loans	$1,389	$1,557
Residential mortgage loans(1)	110,538	162,902
Construction loans past due 90 days and still accruing	—	170
OREO	26,635	16,351

Total NPAs of mortgage banking business	138,562	180,980

Other lending activities through banking subsidiaries:
Non-accrual loans:
Construction loans	22,000	7,485
Residential mortgage loans	24,525	12,300
Commercial real estate loans	16,887	11,517
Consumer loans	2,648	1,932
Commercial non-real estate loans	955	1,056
Lease financing receivable	492	158
Land loans	81	—

Total non-accrual loans	67,588	34,448

OREO	2,461	1,311

Total NPAs of banking subsidiaries	70,049	35,759

Total NPAs of Doral Financial (consolidated)	$208,611	$216,739

Total NPAs of banking subsidiaries as a percentage of their loans portfolio, net, and OREO	1.68%	0.97%

Total NPAs of Doral Financial as a percentage of consolidated total assets	1.50%	1.25%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	3.24%	2.57%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing loans held for sale) at end of period(2)	48.11%	96.87%

(1)	Does not include approximately $77.1 million and $74.0 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of June 30, 2006 and December 31, 2005, respectively.

(2)	During the first quarter of 2006, the Company reclassified $876.2 million from its mortgage loans held for sale portfolio to its loans receivable portfolio, as a result of a review of its mortgage loans held for sale portfolio. As of June 30, 2006, there was a $11.9 million discount related with the loan transferred.
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
TABLE X
ALLOWANCE FOR LOAN AND LEASE LOSSES
(DOLLARS IN THOUSANDS)

	QUARTER ENDED		SIX MONTH PERIOD
	JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
Allowance for Loan and Lease Losses:
Balance at beginning of period	$39,330	$24,255	$35,044	$20,881
Provision (recovery) for loan and lease losses:
Construction loans	2,763	2,086	6,562	2,572
Residential mortgage loans	205	(168)	788	(377)
Commercial real estate loans	1,129	723	635	1,636
Consumer loans	1,348	721	2,328	2,883
Lease financing	225	142	433	375
Commercial non-real estate loans	177	226	230	569
Land secured loans	25	(72)	69	47

Total provision for loan and lease losses	5,872	3,658	11,045	7,705

Charge — offs:
Construction loans	—	(4,717)	—	(4,717)
Residential mortgage loans	—	(79)	—	(79)
Commercial real estate loans	(90)	—	(133)	(29)
Consumer loans	(958)	(560)	(1,730)	(1,089)
Lease financing	—	—	—	—
Commercial non-real estate loans	(103)	(53)	(293)	(230)
Land secured loans	—	—	—	—

Total charge-offs	(1,151)	(5,409)	(2,156)	(6,144)

Recoveries:
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	6	153	6	153
Consumer loans	73	43	127	99
Lease financing	—	—	—	—
Commercial non-real estate loans	15	24	66	30
Land secured loans	—	—	—	—

Total recoveries	94	220	199	282

Net charge-offs	(1,057)	(5,189)	(1,957)	(5,862)

Other	—	(52)	13	(52)

Balance at end of period	$44,145	$22,672	$44,145	$22,672

Allowance for loan losses as a percentage of loans receivable outstanding at the end of period(1)	1.44%	1.47%	1.44%	1.47%

Net charge-offs to average loans receivable outstanding on an annualized basis	0.13%	1.09%	0.13%	0.64%

(1)	Does not include loans secured by real estate of $415.6 million and $477.5 million as of June 30, 2006 and 2005, respectively, resulting from mortgage transfers from local financial institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided.

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
     Although the tax and fiscal reforms have been adopted, there is no assurance that such measures will generate the projected revenues or savings. It is impossible for the Company to predict the impact that the current fiscal situation of the Commonwealth will have on the Puerto Rico economy and thus on Doral Financial’s results of operations.
     For additional information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1 Business “The Commonwealth of Puerto Rico, USA — Current Fiscal Situation” in the Company’s 2005 Annual Report on Form 10-K.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     Doral Financial’s management, with the participation of its current Chief Executive Officer and its current Chief Financial Officer, evaluated the effectiveness of Doral Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
     The Company’s current management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2005, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2005 Annual Report on Form 10-K. Material weaknesses continued to exist as of June 30, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses and the Company’s inability to timely file its annual and quarterly reports, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006.
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
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2006, as described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company continued to take certain steps to address some of the issues raised by the restatement process that started on April 15, 2005 and the material weaknesses in internal control over financial reporting that existed as of December 31, 2005. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
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

Lidio Soriano
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
12.1	—	Computation of Ratio of Earnings to Fixed Charges.

12.2	—	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	—	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.