Form 10-Q
period 2006-09-30
DORAL FINANCIAL CORP
filed 2006-12-29
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
COMMISSION FILE NUMBER 0-17224
DORAL FINANCIAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0312162
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico	00920-2717
(Address of principal	(Zip Code)
executive offices)
(787) 474-6700
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐     No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 107,948,236 outstanding as of November 30, 2006.

DORAL FINANCIAL CORPORATION
INDEX PAGE

PAGE
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2006 and December 31, 2005	4

Consolidated Statements of (Loss) Income (Unaudited) – Quarters ended September 30, 2006 and September 30, 2005 and nine months ended September 30, 2006 and September 30, 2005	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine months ended September 30, 2006 and September 30, 2005	6

Consolidated Statements of Comprehensive Income (Loss)(Unaudited) – Quarters ended September 30, 2006 and September 30, 2005 and nine months ended September 30, 2006 and September 30, 2005	7

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended September 30, 2006 and September 30, 2005	8

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3 —Quantitative and Qualitative Disclosures about Market Risk	85

Item 4 —Controls and Procedures	85

PART II — OTHER INFORMATION	86

Item 1 —Legal Proceedings	86

Item 1A —Risk Factors	86

Item 2 —Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 3 —Defaults Upon Senior Securities	87

Item 4 —Submission of Matters to a Vote of Security Holders	87

Item 5 —Other Information	88

Item 6 —Exhibits	88

SIGNATURES	89
EX-10.1 EMPLOYMENT AGREEMENT BETWEEN DORAL FINANCIAL CORPORATION AND LESBIA BLANCO
EX-10.2 EMPLOYMENT AGREEMENT BETWEEN DORAL FINANCIAL CORPORATION AND CALIXTO GARCIA-VELEZ
EX-10.3 EMPLOYMENT AGREEMENT BETWEEN DORAL FINANCIAL CORPORATION AND MARANGAL I. DOMINGOZ
EX-10.4 EMPLOYMENT AGREEMENT BETWEEN DORAL FINANCIAL CORPORATION AND OLGA MAYORAL-WILSON
EX-10.5 EMPLOYMENT AGREEMENT BETWEEN DORAL FINANCIAL CORPORATION AND GERARDO LEIVA
EX-10.7 EMPLOYMENT AGREEMENT BETWEEN DORAL FINANCIAL CORPORATION AND ENRIQUE R. UBARRI, ESQ.
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EXPLANATORY NOTE
     Doral Financial Corporation (“Doral Financial” or the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, as a result of the delay in completing the restatement of the Company’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, which resulted in delays in the filing of Doral Financial’s amended Annual Report on Form 10-K for the year ended December 31, 2004 and consequent delays in the filing of the Company’s subsequent reports. With the filing of this report, Doral Financial is now current on its SEC reporting obligations.
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
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	risks and uncertainties associated with the Company’s need for significant outside financing to meet its liquidity and capital needs, including the refinancing of the Company’s $625 million floating rate notes due July 2007;

•	potential adverse developments in connection with ongoing shareholder litigation against Doral Financial;

•	potential adverse developments from ongoing enforcement actions by bank regulatory agencies;

•	risk associated with the potential impact of fluctuating interest rates on the Company’s net interest margin resulting from the current mismatch in its assets and liabilities;

•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	Doral Financial’s ability to derive sufficient income to realize the benefits of its deferred tax asset;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	risks arising from worsening economic conditions in Puerto Rico;

•	potential adverse developments in connection with the ongoing grand jury investigation by the U.S. Attorney’s Office for the Southern District of New York;

•	risks associated with Doral Financial’s inability to prepare and timely file financial statements;

•	risks arising from the downgrade and potential further downgrades in the credit ratings of Doral Financial’s securities;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments from changes in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A, Risk Factors, in Doral Financial’s 2005 Annual Report on Form 10-K and under Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005

ASSETS
Cash and due from banks	$144,955	$192,141

Money market investments:
Money market investments with creditors’ right to repledge	48,031	141,391
Other money market investments	807,085	1,212,970

Total money market investments	855,116	1,354,361

Pledged investment securities that can be repledged:
Securities held for trading, at fair value (includes fair value of IOs of $3,286 in 2006; $11,257 in 2005)	77,952	202,759
Securities available for sale, at fair value	3,518,530	4,219,153
Securities held to maturity, at amortized cost (market value of $1,854,411 in 2006; $1,659,237 in 2005)	1,929,251	1,698,264

Total pledged investment securities that can be repledged	5,525,733	6,120,176

Other investment securities:
Securities held for trading, at fair value (includes fair value of IOs of $49,249 in 2006; $62,777 in 2005)	106,756	185,917
Securities available for sale, at fair value	431,107	412,420
Securities held to maturity, at amortized cost (market value of $153,714 in 2006; $392,214 in 2005)	159,829	401,430
Federal Home Loan Bank of NY (FHLB) stock, at cost	72,783	72,205

Total other investment securities	770,475	1,071,972

Total investment securities	6,296,208	7,192,148

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors right to repledge	864,498	3,515,156
Other mortgage loans held for sale, at lower of cost or market	1,353,995	1,807,039
Loans receivable, net of allowance for loan and lease losses (2006 - $52,918; 2005 - $35,044)	3,437,708	2,477,960

Total loans	5,656,201	7,800,155

Receivables and mortgage-servicing advances	68,317	66,909
Accounts receivable from investment sales	2,436	—
Accrued interest receivable	66,886	85,338
Servicing assets, net	178,010	150,576
Premises and equipment, net	141,660	150,450
Real estate held for sale, net	29,830	17,662
Deferred tax asset, net	242,889	213,217
Other assets	87,365	75,792

Total assets	$13,769,873	$17,298,749

LIABILITIES
Deposits:
Non-interest-bearing deposits	$338,773	$425,788
Interest-bearing deposits	4,038,493	3,811,481
Securities sold under agreements to repurchase	5,251,099	6,054,598
Advances from FHLB	1,034,500	969,500
Loans payable	913,000	3,578,230
Notes payable	882,472	965,621
Accrued expenses and other liabilities	283,104	343,722

Total liabilities	12,741,441	16,148,940

Commitments and contingencies (Note u)
STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2006 and 2005, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,948,236 and 107,930,236 shares issued and outstanding in 2006 and 2005, respectively	107,948	107,930
Additional paid-in capital	166,242	165,609
Legal surplus	23,596	23,596
Retained earnings	308,791	404,885
Accumulated other comprehensive loss, net of income tax benefit of $2,565 in 2006 and $3,809 in 2005	(151,395)	(125,461)

Total stockholders’ equity	1,028,432	1,149,809

Total liabilities and stockholders’ equity	$13,769,873	$17,298,749

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Interest income:
Loans	$97,821	$126,809	$364,388	$363,526
Mortgage-backed securities	45,617	56,741	145,613	169,615
Interest-only strips (“IOs”)	1,631	2,799	4,956	8,640
Investment securities	29,969	41,324	89,837	106,092
Other interest-earning assets	12,257	20,847	38,616	54,646

Total interest income	187,295	248,520	643,410	702,519

Interest expense:
Deposits	41,125	29,326	111,340	74,961
Securities sold under agreements to repurchase	60,375	73,957	185,587	184,050
Advances from FHLB	11,394	12,397	33,181	37,931
Loans payable	14,948	51,051	110,637	145,337
Notes payable	15,305	15,236	44,458	42,293

Total interest expense	143,147	181,967	485,203	484,572

Net interest income	44,148	66,553	158,207	217,947

Provision for loan and lease losses	10,126	9,370	21,171	17,075

Net interest income after provision for loan and lease losses	34,022	57,183	137,036	200,872

Non-interest (loss) income:
Net gain (loss) on mortgage loan sales and fees	15,597	18,580	(25,937)	41,907
Net (loss) gain on securities held for trading, including gains and losses on the fair value of IOs	(21,545)	28,094	(39,046)	(8,333)
Net (loss) gain on sale of investment securities	—	(1,999)	63	7,559
Servicing (loss) income, net of amortization and impairment/recovery	(2,963)	24,046	3,600	12,104
Commissions, fees and other income	7,392	10,290	28,638	26,235

Total non-interest (loss) income	(1,519)	79,011	(32,682)	79,472

Non-interest expenses:
Compensation and benefits	21,741	23,639	64,366	72,907
Taxes, other than payroll and income taxes	2,807	2,787	9,379	7,513
Advertising	2,593	4,044	8,414	12,972
Professional services	10,537	17,985	43,915	33,221
Communication and information systems	4,430	4,391	13,985	13,779
Occupancy and other office expenses	6,747	8,320	20,691	23,665
Depreciation and amortization	5,392	5,424	17,020	15,506
Other	6,071	3,686	17,143	12,755

Total non-interest expenses	60,318	70,276	194,913	192,318

(Loss) Income before income taxes	(27,815)	65,918	(90,559)	88,026
Income tax (expense) benefit	(839)	(24,989)	28,073	(30,655)

Net (loss) income	$(28,654)	$40,929	$(62,486)	$57,371

Net (loss) income attributable to common shareholders	$(36,978)	$32,605	$(87,460)	$32,397

Net (loss) income per common share:

Basic	$(0.34)	$0.30	$(0.81)	$0.30

Diluted	$(0.34)	$0.30	$(0.81)	$0.29

Dividends per common share	$0.00	$0.18	$0.08	$0.54

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2006	2005
PREFERRED STOCK	$573,250	$573,250

COMMON STOCK:
Balance at beginning of period	107,930	107,909
Shares issued under stock option plan	18	21

Balance at end of period	107,948	107,930

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	165,609	161,639
Common shares issued under stock option plan	77	98
Stock-based compensation recognized	556	7,282

Balance at end of period	166,242	169,019

LEGAL SURPLUS	23,596	22,716

RETAINED EARNINGS:
Balance at beginning of period	404,885	492,786
Net (loss) income	(62,486)	57,371
Cash dividends declared on common stock	(8,634)	(58,279)
Cash dividends declared on preferred stock	(24,974)	(24,974)

Balance at end of period	308,791	466,904

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of period	(125,461)	(73,683)
Other comprehensive loss, net of deferred tax	(25,934)	(61,338)

Balance at end of period	(151,395)	(135,021)

Total stockholders’ equity	$1,028,432	$1,204,798

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
(UNAUDITED)

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Net (loss) income	$(28,654)	$40,929	$(62,486)	$57,371

Other comprehensive income (loss), before tax:

Unrealized gains (losses) on securities arising during the period	106,185	(96,323)	(24,660)	(69,237)

Amortization of unrealized loss on securities reclassified to held to maturity	11	10	33	32

Reclassification of realized losses (gains) included in net income	—	1,999	(63)	(7,559)

Other comprehensive income (loss), before tax	106,196	(94,314)	(24,690)	(76,764)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(6,961)	17,639	(1,244)	15,426

Other comprehensive income (loss)	99,235	(76,675)	(25,934)	(61,338)

Comprehensive income (loss), net of tax	$70,581	$(35,746)	$(88,420)	$(3,967)

The accompanying notes are an integral part of these financial statements

DORAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(62,486)	$57,371

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation recognized	556	7,282
Depreciation and amortization	17,020	15,506
Amortization and impairment of servicing assets	27,481	17,021
Deferred tax (benefit) provision	(30,921)	16,607
Provision for loan and lease losses	21,171	17,075
Amortization of premium and accretion of discount on loans, investment securities and debt	3,457	16,311
Net unrealized loss on mortgage loans held for sale transferred to loans receivable	17,300	—
Origination and purchases of mortgage loans held for sale	(1,592,665)	(3,909,319)
Principal repayment and sales of mortgage loans held for sale	3,679,523	2,477,706
Loss (gain) on sale of securities	5,416	(17,845)
Unrealized loss on securities held for trading	2,706	1,690
Purchases of securities held for trading	—	(2,159,515)
Principal repayment and sales of trading securities	332,022	2,772,691
Amortization and net loss in the fair value of IOs	55,878	50,091
Unrealized gain on derivative instruments	(6,776)	(54,190)
Net proceeds on derivative instruments	7,541	20,463
(Increase) decrease in receivables and mortgage servicing advances	(16,328)	22,890
Decrease (increase) in accrued interest receivable	18,452	(3,434)
Increase in other assets	(1,675)	(20,136)
(Decrease) increase in accrued expenses and other liabilities	(80,037)	48,189

Total adjustments	2,460,121	(680,917)

Net cash provided by (used in) operating activities	2,397,635	(623,546)

Cash flows from investing activities:
Purchases of securities available for sale	(46,023)	(5,595,630)
Principal repayment and sales of securities available for sale	689,029	4,226,435
Purchases of securities held to maturity	(13,000)	(100,000)
Principal repayment and maturities of securities held to maturity	34,605	297,081
(Increase) decrease in FHLB stock	(578)	13,500
Origination of loans receivable	(701,781)	(849,297)
Principal repayment of loans receivable	472,248	364,550
Purchases of servicing assets	(210)	(3,404)
Purchases of premises and equipment	(8,230)	(20,367)
Proceeds from sales of real estate held for sale	10,791	34,149

Net cash provided by (used in) investing activities	436,851	(1,632,983)

Cash flows from financing activities:
Increase in deposits	139,997	462,245
(Decrease) increase in securities sold under agreements to repurchase	(803,499)	1,324,750
Proceeds from advances from FHLB	100,000	50,000
Repayment of advances from FHLB	(35,000)	(265,000)
(Decrease) increase in loans payable:
Decrease in warehousing lines and other credit facilities	—	(238,924)
Proceeds from secured borrowings, pledged to creditors	—	880,746
Repayment of secured borrowings, pledged to creditors	(2,665,230)	(517,582)
Repayment of notes payable	(82,375)	(14,994)
Consent fees paid	(1,297)	—
Issuance of common stock, net	95	119
Dividends paid	(33,608)	(83,253)

Net cash (used in) provided by financing activities	(3,380,917)	1,598,107

Net decrease in cash and cash equivalents	$(546,431)	$(658,422)
Cash and cash equivalents at beginning of period	1,546,502	2,535,726

Cash and cash equivalents at the end of period	$1,000,071	$1,877,304

Cash and cash equivalents includes:
Cash and due from banks	$144,955	$81,183
Money market investments	855,116	1,796,121

	$1,000,071	$1,877,304

Supplemental schedule of non-cash activities:
Loan securitizations	$192,054	$978,775

Loans foreclosed	$17,931	$35,142

Reclassification of mortgage loans held for sale to loans receivable	$885,910	$—

Capitalization of servicing assets	$48,720	$32,936

Capitalization of IOs from loan sales	$—	$10,981

Supplemental information for cash flows:
Cash used to pay interest	$501,318	$494,157

Cash used to pay income taxes	$4,469	$39,748

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DORAL FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
a.	The Consolidated Financial Statements (unaudited) include the accounts of Doral Financial Corporation, Doral Mortgage Corporation (“Doral Mortgage”), SANA Mortgage Corporation (“SANA”), Centro Hipotecario de Puerto Rico, Inc., Doral Securities, Inc. (“Doral Securities”), Doral Bank (“Doral Bank PR”), Doral Bank, FSB (“Doral Bank NY”), Doral Money, Inc. (“Doral Money”), Doral International, Inc. (“Doral International”), Doral Properties, Inc. (“Doral Properties”), Doral Insurance Agency, Inc. (“Doral Agency”) and CB, LLC. References herein to “Doral Financial” or “the Company” shall be deemed to refer to the Company and its consolidated subsidiaries, unless otherwise provided. All significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements (unaudited) have been prepared in conformity with the accounting policies stated in the Company’s Annual Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and note disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected.

Certain amounts reflected in the 2005 unaudited interim Consolidated Financial Statements have been reclassified or revised to conform to the presentation for 2006. In particular, for 2005, Doral Financial has revised the presentation of prepayment fee income related to its loan portfolio on the Consolidated Statements of Income. Previously, prepayment fee income from the Company’s loan portfolio was included as part of servicing income. These amounts were revised as part of the filing of the Company’s 2005 Annual Report on Form 10-K and are now included in interest income. Also, for the 2005 unaudited interim Consolidated Financial Statements, the Company has revised the classification for amounts paid in the purchase of servicing assets and for gains and losses on sale of investment securities on the Consolidated Statements of Cash Flows. Previously, the amount paid for the purchase of servicing assets was classified as part of operating activities and gains and losses on sale of investment securities were included as part of investing activities. These amounts were reclassified as part of the filing of the Company’s 2005 Annual Report on Form 10-K and the amount paid for the purchase of servicing assets is included as part of investing activities and gains and losses on sale of investment securities are included as part of operating activities. The changes to revise prior amounts were not material to the interim unaudited Consolidated Statements of Income and Consolidated Statements of Cash Flows in any prior period.

b.	The results of operations for the quarter and nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

c.	At September 30, 2006, escrow funds and custodial accounts included approximately $99.1 million deposited with Doral Bank PR. These funds are included in the Company’s consolidated financial statements. Escrow funds and custodial accounts also included approximately $50.4 million deposited with other banks, which are excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $35.0 million and $21.3 million, respectively, as of September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
d.	The reconciliation of the numerator and denominator of the basic and diluted earnings-per-share follows:

	Quarter Ended		Nine Month Period Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Net (Loss) Income:

Net (loss) income	$(28,654)	$40,929	$(62,486)	$57,371

Convertible preferred stock dividend	(4,096)	(4,096)	(12,290)	(12,290)

Nonconvertible preferred stock dividend	(4,228)	(4,228)	(12,684)	(12,684)

Net (loss) income attributable to common shareholders.	$(36,978)	$32,605	$(87,460)	$32,937

Weighted-Average Shares(1):

Basic weighted-average number of common shares outstanding (2)	107,948,236	107,930,236	107,938,807	107,925,959

Average potential common shares(3)	—	1,435,617	—	2,224,044

Diluted weighted-average number of common shares outstanding	107,948,236	109,365,853	107,938,807	110,150,003

Net (Loss) Income per Common Share:

Basic	$(0.34)	$0.30	$(0.81)	$0.30

Diluted	$(0.34)	$0.30	$(0.81)	$0.29

(1)	For the quarter and nine month period ended September 30, 2006 and 2005, there were 1,380,000 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

(2)	Excludes unvested shares of restricted stock.

(3)	Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock and unvested restricted stock units using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock and unvested restricted stock units that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of September 30, 2006,there were 2,123,439 outstanding stock options that were excluded from the computation of diluted earnings per common share for the quarter and nine month period ended September 30, 2006 because the Company reported a net loss for such periods. Also, as of September 30, 2006, there were 50,000 shares of restricted stock and 200,000 restricted stock units that were excluded from the computation of diluted earnings per common share for the quarter and nine month period ended September 30, 2006 because the Company reported a net loss for both periods. For the quarter and nine month period ended September 30, 2005, there were 3,327,277 and 1,560,000 weighted-average antidilutive stock options, respectively, that were excluded from the computation of diluted earnings per common share since their inclusion would have an antidilutive effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
e.	Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Quarter Ended		Nine Month Period Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Employee costs, gross	$28,637	$34,544	$88,748	$104,412
Deferred costs pursuant to SFAS 91	(6,896)	(10,905)	(24,382)	(31,505)

Employee cost, net	$21,741	$23,639	$64,366	$72,907

Other expenses, gross	$7,084	$5,845	$20,381	$19,171
Deferred costs pursuant to SFAS 91	(1,013)	(2,159)	(3,238)	(6,416)

Other expenses, net	$6,071	$3,686	$17,143	$12,755

As of September 30, 2006, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to approximately $5.9 million ($30.8 million as of December 31, 2005) and $9.6 million ($15.7 million as of December 31, 2005), respectively.

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

During 2006, the Company decided to reduce the operations of Doral Securities and sold substantially all of its investment securities. The Company is still examining the future viability of this operation. During 2006, the Company also decided to consolidate all of its mortgage brands into one Doral brand, thus limiting the operations of the mortgage banking subsidiaries SANA and Centro Hipotecario de Puerto Rico, Inc.

The following tables present net interest income (loss), non-interest income (loss), net income (loss) and identifiable assets for each of the Company’s reportable segments for the periods presented, as well as for the Company’s Puerto Rico and mainland U.S. operations for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
	QUARTER ENDED SEPTEMBER 30, 2006
(In thousands)
Net interest (loss) income	$(3,236)	46,266	—	—	1,118	$44,148
Non-interest (loss) income	$(4,417)	11,645	149	2,180	(11,076)	$(1,519)
Net (loss) income	$(36,464)	16,489	(135)	823	(9,367)	$(28,654)
Identifiable assets	$2,803,755	11,272,925	1,953	19,281	(328,041)	$13,769,873

	QUARTER ENDED SEPTEMBER 30, 2005
Net interest income	$21,474	44,001	488	—	590	$66,553
Non-interest income	$69,163	7,752	379	3,294	(1,577)	$79,011
Net income	$28,681	9,720	369	1,750	409	$40,929
Identifiable assets	$7,572,254	11,768,867	132,725	13,796	(288,200)	$19,199,442

	Mortgage
	Banking and
	Risk		Institutional	Insurance	Intersegment
	Management	Banking	Securities	Agency	Eliminations*	Totals
(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
Net interest income	$4,480	149,942	587	—	3,198	$158,207
Non-interest (loss) income	$(38,568)	13,959	(458)	6,945	(14,560)	$(32,682)
Net (loss) income	$(105,950)	50,307	(512)	3,238	(9,569)	$(62,486)
Identifiable assets	$2,803,755	11,272,925	1,953	19,281	(328,041)	$13,769,873

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
Net interest income	$69,615	142,829	1,886	2,001	1,616	$217,947
Non-interest income	$56,183	47,048	2,458	8,905	(35,122)	$79,472
Net income	$1,534	76,986	2,213	6,676	(30,038)	$57,371
Identifiable assets	$7,572,254	11,768,867	132,725	13,796	(288,200)	$19,199,442

*	The intersegment eliminations in the above table include servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized as yield adjustment or offset against net gains on mortgage loan sales and fees (mainly related with origination costs paid by the banking segment to the mortgage banking segment) and other income derived from intercompany transactions, related principally to rental income paid to Doral Properties, the Company’s subsidiary that owns the corporate headquarters facilities. During the quarter and nine month period ended September 30, 2006 and 2005, the intersegment eliminations for non-interest income and net income include dividends paid by Doral Securities to the parent company. For the quarter and nine month period ended September 30, 2005, the intersegment eliminations for non-interest income and net income also included dividends paid by Doral Agency to the parent company. Assets include internal funding and investment in subsidiaries accounted for at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)	QUARTER ENDED SEPTEMBER 30, 2006
Net interest income	$38,221	5,893	34	$44,148
Non-interest (loss) income	$(1,859)	452	(112)	$(1,519)
Net (loss) income	$(29,654)	1,000	—	$(28,654)
Identifiable assets	$13,193,524	673,484	(97,135)	$13,769,873

	QUARTER ENDED SEPTEMBER 30, 2005
Net interest income	$61,400	5,116	37	$66,553
Non-interest income	$78,641	713	(343)	$79,011
Net income	$40,110	1,043	(224)	$40,929
Identifiable assets	$18,588,066	696,417	(85,041)	$19,199,442

	Puerto Rico	Mainland US	Eliminations	Totals
(In thousands)	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
Net interest income	$140,435	17,684	88	$158,207
Non-interest (loss) income	$(33,371)	1,011	(322)	$(32,682)
Net (loss) income	$(65,964)	3,479	(1)	$(62,486)
Identifiable assets	$13,193,524	673,484	(97,135)	$13,769,873

	NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
Net interest income	$203,891	13,930	126	$217,947
Non-interest income	$77,874	2,900	(1,302)	$79,472
Net income	$55,257	3,062	(948)	$57,371
Identifiable assets	$18,588,066	696,417	(85,041)	$19,199,442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The breakdown of non-interest income from the mortgage banking and risk management and banking segments, for the periods presented, follows:

	Mortgage
	Banking
	and Risk
(In thousands)	Management	Banking
	QUARTER ENDED
	SEPTEMBER 30, 2006
Net gain on mortgage loan sales and fees	$7,021	$9,541
Investment activities	(18,166)	(3,509)
Servicing (loss) income	(1,867)	215
Commissions, fees and other income	8,595	5,398

Total non-interest (loss) income	$(4,417)	$11,645

	QUARTER ENDED
	SEPTEMBER 30, 2005
Net gain on mortgage loan sales and fees	$14,296	$4,547
Investment activities	29,681	(3,612)
Servicing income	24,668	2
Commissions, fees and other income	518	6,815

Total non-interest income	$69,163	$7,752

	Mortgage
	Banking
	and Risk
	Management	Banking
	NINE MONTH PERIOD
(In thousands)	ENDED SEPTEMBER 30, 2006
Net loss on mortgage loan sales and fees	$(12,220)	$(12,206)
Investment activities	(45,965)	7,642
Servicing income	6,922	264
Commissions, fees and other income	12,695	18,259

Total non-interest (loss) income	$(38,568)	$13,959

	NINE MONTH PERIOD
	ENDED SEPTEMBER 30, 2005
Net gain on mortgage loan sales and fees	$6,400	$34,478
Investment activities	2,183	(3,891)
Servicing income	13,989	6
Commissions, fees and other income	33,611	16,455

Total non-interest income	$56,183	$47,048

g.	The fair value of the Company’s securities held for trading and the fair value and carrying value of its securities classified as available for sale and held to maturity are shown below by category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	The following table summarizes Doral Financial’s holdings of securities held for trading as of September 30, 2006 and December 31, 2005.
SECURITIES HELD FOR TRADING

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2006	2005
Mortgage-backed securities:
GNMA exempt	$61,927	$206,406
GNMA taxable	31,125	43,155
CMO certificates	1,842	1,846
FHLMC and FNMA	9,514	21,305
Variable interest-only strips	51,424	72,550
Fixed interest-only strips	1,111	1,484
FHLB Notes	—	11,156
Puerto Rico government and agency securities	—	5,510
Derivatives(1)	27,742	25,241
Other	23	23

Total	$184,708	$388,676

(1)	Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives generally include interest rate swaps and options. Doral Financial’s general policy is to account for derivatives on a marked-to-market basis with gains or losses charged to operations as they occur. The fair value of derivatives is generally reported net by counterparty, provided that a legally enforceable master netting agreement exists. Derivatives in a net asset position are recorded as securities held for trading and derivatives in a net liability position amounting to $3.3 million at September 30, 2006 are recorded as part of accrued expenses and other liabilities. The gross notional amount of derivatives totaled $7.4 billion as of September 30, 2006 and $14.6 billion as of December 31, 2005. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk.

2.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of September 30, 2006 and December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
AS OF SEPTEMBER 30, 2006

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,174,908	$18	$62,588	$2,112,338	4.71%

FHLMC and FNMA
Due over ten years	886,306	—	21,992	864,314	5.32%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,969	—	1,895	110,074	5.50%

FNMA NOTES
Due from one to five years	46,012	—	274	45,738	4.60%

U.S. TREASURY
Due within a year	100,102	—	1,133	98,969	1.97%
Due from five to ten years	761,496	—	43,292	718,204	3.65%

	$4,080,793	$18	$131,174	$3,949,637	4.60%

SECURITIES AVAILABLE FOR SALE
AS OF DECEMBER 31, 2005

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due over ten years	$2,585,231	$41	$43,591	$2,541,681	4.76%

FHLMC and FNMA
Due over ten years	975,960	233	18,744	957,449	5.32%

DEBT SECURITIES
FHLB NOTES
Due over ten years	111,961	—	1,909	110,052	5.50%

U.S. TREASURY
Due within a year	199,933	—	1,206	198,727	1.58%
Due from one to five years	100,310	—	2,685	97,625	1.97%
Due from five to ten years	762,573	—	36,534	726,039	3.65%

	$4,735,968	$274	$104,669	$4,631,573	4.52%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	The following tables summarize the amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of September 30, 2006 and December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF SEPTEMBER 30, 2006

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$670	$18	$—	$688	6.00%
Due over ten years	3,742	126	—	3,868	6.82%

FHLMC and FNMA
Due over ten years	303,075	2,189	1,151	304,113	6.05%

CMO CERTIFICATES
Due over ten years	8,580	—	557	8,023	5.80%

DEBT SECURITIES
FHLB NOTES
Due within a year	100,000	—	865	99,135	2.88%
Due from one to five years	100,715	—	2,294	98,421	4.16%
Due from five to ten years	50,000	—	625	49,375	4.13%
Due over ten years	273,594	—	14,347	259,247	5.10%

FHLB ZERO COUPON
Due over ten years	126,531	—	5,619	120,912	6.50%

FHLMC ZERO COUPON
Due over ten years	266,043	—	9,048	256,995	5.86%

FHLMC and FNMA NOTES
Due over ten years	149,989	—	4,068	145,921	5.65%

P.R. HOUSING BANK
Due within a year	5,000	—	—	5,000	6.00%
Due over ten years	7,235	—	—	7,235	5.72%

U.S. TREASURY
Due from five to ten years	201,238	—	12,269	188,969	3.52%
Due over ten years	472,718	1,574	33,550	440,742	4.32%

OTHER
Due within a year	25	—	—	25	5.30%
Due from one to five years	11,925	—	219	11,706	4.47%
Due over ten years	8,000	—	250	7,750	5.61%

	$2,089,080	$3,907	$84,862	$2,008,125	4.96%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
AS OF DECEMBER 31, 2005

					WEIGHTED-
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET	AVERAGE
(Dollars in thousands)	COST	GAINS	LOSSES	VALUE	YIELD
MORTGAGE-BACKED SECURITIES
GNMA
Due from one to five years	$508	$10	$—	$518	5.88%
Due from five to ten years	328	7	—	335	6.45%
Due over ten years	4,336	209	—	4,545	6.73%

FHLMC and FNMA
Due over ten years	337,266	4,312	928	340,650	6.05%

CMO CERTIFICATES
Due over ten years	9,817	—	581	9,236	5.78%

DEBT SECURITIES
FHLB NOTES
Due from one to five years	200,847	—	4,145	196,702	3.53%
Due from five to ten years	50,000	125	—	50,125	4.13%
Due over ten years	273,594	—	15,100	258,494	5.10%

FHLB ZERO COUPON
Due over ten years	120,543	—	563	119,980	6.50%

FHLMC ZERO COUPON
Due over ten years	254,647	7	1,568	253,086	5.86%

FHLMC and FNMA NOTES
Due over ten years	149,988	—	3,813	146,175	5.65%

P.R. HOUSING BANK
Due from one to five years	5,000	77	—	5,077	6.00%
Due over ten years	2,235	—	—	2,235	6.20%

U.S. TREASURY
Due from five to ten years	201,361	—	10,642	190,719	3.52%
Due over ten years	473,904	3,629	19,057	458,476	4.33%

OTHER
Due within a year	25	—	—	25	6.20%
Due from one to five years	8,295	4	176	8,123	4.42%
Due over ten years	7,000	—	50	6,950	5.93%

	$2,099,694	$8,380	$56,623	$2,051,451	4.98%

h.	The following tables show Doral Financial’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES AVAILABLE FOR SALE
(As of September 30, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$870	$16	$2,110,256	$62,572	$2,111,126	$62,588
FHLMC and FNMA	251,283	3,550	613,031	18,442	864,314	21,992

Debt Securities
FHLB Notes	—	—	110,074	1,895	110,074	1,895
FNMA Notes	45,738	274	—	—	45,738	274
U.S. Treasury	—	—	817,173	44,425	817,173	44,425

	$297,891	$3,840	$3,650,534	$127,334	$3,948,425	$131,174

SECURITIES AVAILABLE FOR SALE
(As of December 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
GNMA	$927,922	$14,658	$1,612,002	$28,933	$2,539,924	$43,591
FHLMC and FNMA	775,897	12,326	141,915	6,418	917,812	18,744

Debt Securities
FHLB Notes	110,052	1,909	—	—	110,052	1,909
U.S. Treasury	97,266	1,736	925,125	38,689	1,022,391	40,425

	$1,911,137	$30,629	$2,679,042	$74,040	$4,590,179	$104,669

As of September 30, 2006, securities available for sale included a net unrealized loss of $131.2 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $104.4 million. The adverse impact on bond prices of increases in interest rates during 2006 resulted in an increase in the net adverse unrealized loss position as of September 30, 2006.
The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of September 30, 2006, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.
The Company evaluates its portfolio of securities available for sale in light of changing market conditions and other factors and, where appropriate, takes steps intended to improve the overall risk exposure and portfolio objectives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECURITIES HELD TO MATURITY
(As of September 30, 2006)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$41,399	$1,151	$—	$—	$41,399	$1,151
CMO Certificates	875	13	6,972	544	7,847	557

Debt Securities
FHLB Notes	49,375	625	456,803	17,506	506,178	18,131
FHLB Zero Coupon	—	—	120,912	5,619	120,912	5,619
FHLMC Zero Coupon	76,542	1,351	180,453	7,697	256,995	9,048
FHLMC and FNMA Notes	48,764	1,236	97,157	2,832	145,921	4,068
U.S. Treasury	216,063	19,355	351,016	26,464	567,079	45,819
Other	12,687	313	3,744	156	16,431	469

	$445,705	$24,044	$1,217,057	$60,818	$1,662,762	$84,862

SECURITIES HELD TO MATURITY
(As of December 31, 2005)

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
(Dollars in thousands)	VALUE	LOSSES	VALUE	LOSSES	VALUE	LOSSES
Mortgage-Backed Securities
FHLMC and FNMA	$46,361	$928	$—	$—	$46,361	$928
CMO Certificates	2,280	55	6,724	526	9,004	581

Debt Securities
FHLB Notes	98,703	2,144	356,493	17,101	455,196	19,245
FHLB Zero Coupon	119,980	563	—	—	119,980	563
FHLMC Zero Coupon	—	—	178,602	1,568	178,602	1,568
FHLMC and FNMA Notes	97,550	2,438	48,625	1,375	146,175	3,813
U.S. Treasury	330,704	15,636	253,710	14,063	584,414	29,699
Other	11,674	226	—	—	11,674	226

	$707,252	$21,990	$844,154	$34,633	$1,551,406	$56,623

As of September 30, 2006, securities held to maturity included a net unrealized loss of $81.0 million, which represented the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $48.2 million. The adverse impact on bond prices of increases in interest rates during 2006 resulted in an increase in the net adverse unrealized loss position as of September 30, 2006.

The securities held by the Company are principally mortgage-backed securities, U.S. Treasury and agency securities. Thus, payment on a substantial portion of these instruments is guaranteed or secured by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and, therefore, principal and interest on the securities are deemed recoverable. As of September 30, 2006, the Company had the ability and intent to hold the securities until maturity or until the unrealized losses are recovered. Therefore, no other-than-temporary impairment loss was recognized.

i.	The following table sets forth certain information regarding Doral Financial’s mortgage loans held for sale as of the dates indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MORTGAGE LOANS HELD FOR SALE

(In thousands)	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Conventional single family residential loans	$1,674,984	$4,555,932
FHA/VA loans	111,890	162,338
Construction and commercial real estate loans	431,619	603,925

	$2,218,493	$5,322,195

Mortgage loans held for sale decreased from $5.3 billion as of December 31, 2005 to $2.2 billion as of September 30, 2006. The decrease reflects the sale during the second quarter of 2006 of approximately $2.4 billion in loans as part of a restructuring transaction with a local financial institution.

During 2006, the Company performed a review of its mortgage loans held for sale in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with low FICO scores or with documentation and compliance issues, and during the first nine months of 2006 transferred $885.9 million from the mortgage loans held for sale portfolio to its loan receivable portfolio. This transfer resulted in a $17.3 million charge against earnings for the first nine months of 2006. As previously reported, during the second quarter of 2006, a market value adjustment of $17.6 million was taken as a charge against earnings related to the Company's mortgage loans held for sale portfolio that was reversed during the third quarter of 2006 due to decreases in long-term interest rates.

At September 30, 2006 and December 31, 2005, loans held for sale for which the creditor has the right to repledge the collateral amounted to $864.5 million and $3.5 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.

Also, at September 30, 2006 and December 31, 2005, the mortgage loans held for sale portfolio includes $90.2 million and $74.0 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional buy-back option. Payment on these loans is guaranteed by FHA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
j.	The following table sets forth certain information regarding Doral Financial’s loans receivable as of the dates indicated:
LOANS RECEIVABLE, NET

	SEPTEMBER 30, 2006		DECEMBER 31, 2005
(Dollars in thousands)	AMOUNT	PERCENT	AMOUNT	PERCENT
Construction loans(1)	$834,288	24%	$795,848	31%
Residential mortgage loans(2)	1,448,940	41%	514,164	20%
Commercial — secured by real estate(3)	889,233	25%	891,795	35%
Consumer — other:
Personal loans	30,431	1%	30,453	1%
Auto loans	491	0%	760	0%
Credit cards	19,988	1%	19,278	1%
Overdrawn checking accounts	436	0%	448	0%
Revolving lines of credit	28,311	1%	30,525	1%
Lease financing receivables	44,983	1%	44,636	2%
Commercial non-real estate	161,666	5%	142,909	6%
Loans on savings deposits	14,119	0%	15,082	1%
Land secured	45,408	1%	50,358	2%

Loans receivable, gross	3,518,294	100%	2,536,256	100%

Less:
Discount on loans transferred(2)	(11,700)		—
Unearned interest and deferred loan fees, net	(15,968)		(23,252)
Allowance for loan and lease losses	(52,918)		(35,044)

	(80,586)		(58,296)

Loans receivable, net	$3,437,708		$2,477,960

(1)	Includes $690.7 million and $670.3 million of construction loans for residential housing projects as of September 30, 2006 and December 31, 2005, respectively. Also includes $143.6 million and $125.5 million of construction loans for commercial, condominiums and multifamily projects as of September 30, 2006 and December 31, 2005, respectively.

(2)	During 2006, the Company reclassified $885.9 million from its mortgage loans held for sale portfolio to its loans receivable portfolio, as a result of a review of its mortgage loans held for sale portfolio.

(3)	Includes $405.0 million and $448.0 million of commercial loans collateralized with 1-to-4 residential mortgage loans, as of September 30, 2006 and December 31, 2005, respectively.
          The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard ratings, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.
          Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5 “Accounting for Contingencies”. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates. During the third quarter of 2006, Doral Financial evaluated a total of approximately $112.3 million construction and commercial loans for impairment for which there are specific allowances amounting to approximately $17.0 million.
          The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)	2006	2005	2006	2005
Balance at beginning of period	$44,145	$22,672	$35,044	$20,881
Provision for loan and lease losses	10,126	9,370	21,171	17,075
Charge-offs	(1,460)	(1,293)	(3,616)	(7,437)
Recoveries	200	133	399	415
Other	(93)	(24)	(80)	(76)

Balance at end of period	$52,918	$30,858	$52,918	$30,858

At September 30, 2006 and December 31, 2005, the Company’s portfolio included $243.7 million and $506.3 million, respectively, of mortgage loans with a loan-to-value over 90% without mortgage insurance.
k.	Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2006, the outstanding principal balance of the bonds was $50.0 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2006 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.
l.	The Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks. The following tables show the changes in the Company’s mortgage servicing assets and interest-only strips for each of the periods shown:
MORTGAGE SERVICING ASSETS ACTIVITY

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2006	2005	2006	2005
Balance at beginning of period	$196,971	$142,955	$156,812	$136,024
Capitalization of servicing assets	1,858	15,093	48,720	32,936
Net servicing assets recognized as part of the mortgage loan sale transactions restructured	—	—	5,985	—
Rights (transferred) purchased	(6)	1,184	210	3,404
Amortization	(9,572)	(6,865)	(22,476)	(19,997)

Balance before valuation allowance at end of period	189,251	152,367	189,251	152,367

Valuation allowance for temporary impairment	(11,241)	(9,462)	(11,241)	(9,462)

Balance at end of period	$178,010	$142,905	$178,010	$142,905

Impairment charges are recognized through a valuation allowance for each individual stratum of servicing assets. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Changes in the impairment allowance for servicing assets were as follows:

	QUARTER ENDED		NINE MONTH PERIOD ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands)	2006	2005	2006	2005
Balance at beginning of period	$6,383	$29,820	$6,236	$12,438
Temporary impairment charges	5,801	—	8,642	21,894
Recoveries	(943)	(20,358)	(3,637)	(24,870)

Balance at end of period	$11,241	$9,462	$11,241	$9,462

At September 30, 2006, and based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets was 5.1 years. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.
INTEREST-ONLY STRIPS ACTIVITY

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2006	2005	2006	2005
Balance at beginning of period	$52,746	$125,667	$74,034	$127,361
Capitalization of IOs from loan sales	—	—	—	10,981
Amortization	(2,636)	(12,153)	(15,441)	(40,405)
Negative IO value eliminated as part of the mortgage loans sale transactions restructured (mortgage loans repurchased)	—	—	18,190	—
Negative value of IOs sold	—	—	16,189	—
Gains (losses ) on the IO value	2,425	(25,263)	(40,437)	(9,686)

Balance at end of period	$52,535	$88,251	$52,535	$88,251

At September 30, 2006, fair values of the Company’s retained interests were based on external and internal valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). These models resulted in constant prepayment rates of 14.90% and 14.57% for the Company’s servicing assets and 13.28% and 15.18% for the Company’s IOs, for the third quarters of 2006 and 2005, respectively, and in discount rates of 11.29% and 9.90% for the Company’s servicing assets and 12.44% and 10.47% for the Company’s IOs, for the third quarters of 2006 and 2005, respectively. During the first quarter of 2006, the Company performed a review of the assumptions used to estimate the discount rate used to value its portfolio of IOs. The IO internal valuation model utilized a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
characteristics of a particular instrument. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of the review, management reassessed the liquidity premium incorporated in the model in light of the more stringent requirements of the U.S. secondary mortgage market, which has now become its principal outlet for non-conforming loans as a result of the reduced demand for this product from Puerto Rico financial institutions, and incorporated an additional 300 basis points of liquidity premium to the discount calculation. The weighted-averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2006, were as follows:

	Servicing	Interest-only
(Dollars in thousands)	Assets	strips
Carrying amount of retained interest	$178,010	$52,535
Weighted-average expected life (in years)	5.1	4.9

Constant prepayment rate (weighted-average annual rate)	14.90%	13.28%
Decrease in fair value due to 10% adverse change	$(5,197)	$(2,428)
Decrease in fair value due to 20% adverse change	$(9,920)	$(4,683)

Residual cash flow discount rate (weighted-average annual rate)	11.29%	12.44%
Decrease in fair value due to 10% adverse change	$(6,454)	$(1,462)
Decrease in fair value due to 20% adverse change	$(12,469)	$(2,846)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)
		Weighted-average
		expected life	Change in Fair
Change in yield curve (basis points)	Constant prepayment rate	(Years)	Value of IOs	% Change
+200	10.49%	5.7	$(2,262)	(4.3)%
+100	11.19%	5.5	(315)	(0.6)%
+ 50	11.97%	5.2	199	0.4%
Base	13.28%	4.9	0	0.0%
- 50	15.49%	4.3	(1,359)	(2.6)%
-100	17.68%	3.9	(2,197)	(4.2)%
-200	20.98%	3.4	(520)	(1.0)%
The Company's IOs included in the table above are primarily variable rate IOs, subject to interest rate caps. Accordingly, in a declining interest rate scenario (as shown in the table), decreases in the fair values of the interest rate caps more than offsets the otherwise positive impact that declining interest rates would have on the fair values of the IOs. This results in a net reduction in the fair values of the IOs.

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

Effective April 21, 2004, the Company adopted the Doral Financial Corporation Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. This plan allows the issuance of up to 4,000,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events (as described below), to any employee, including officers and directors who are also employees of the Company. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. In case of a stock split, reorganization, merger or other similar event affecting the common stock, the Compensation Committee, in its discretion, shall adjust appropriately (a) the aggregate number of shares of common stock available for awards, (b) the aggregate limitations on the number of shares that may be awarded as a particular type of award or that may be awarded to any particular participant in any particular period, and (c) the aggregate number of shares subject to outstanding awards and the respective exercise prices or base prices applicable to outstanding awards. During the first quarter of 2006, the Company granted 50,000 shares of restricted stock with a fair value of $10.79 under the Omnibus Plan to the Company’s former Chief Financial Officer. The restrictions on such restricted stock award lapse ratably on an annual basis over a five-year period commencing on March 27, 2006. During the quarter and nine month period ended September 30, 2006, the Company recognized $26,975 and $54,849, respectively, of stock-based compensation expense related to the aforementioned restricted stock award.

During the second quarter of 2006, the Company granted 200,000 restricted stock units with a fair value of $6.93 under the Omnibus Plan to the Company’s Chief Executive Officer. The restrictions on such restricted stock units lapse on an annual basis over a four-year period commencing on May 23, 2006. During the quarter and nine month period ended September 30, 2006, the Company recognized $86,625 and $122,238, respectively, of stock-based compensation expense related to the aforementioned restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
unit award. The total unrecognized compensation cost related to these non-vested restricted stock units was $1.3 million and is expected to be recognized over a period of 3.75 years.

On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options. The net compensation expense associated with expensing stock options for the third quarter and first nine months of 2006 was approximately $131,991 and $378,995, respectively, compared to $2.4 million and $7.3 million for the comparable 2005 periods. During the second half of 2005, the departures of certain former members of senior management resulted in the forfeiture of 535,000 unvested stock options. SFAS 123R requires the Company to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The effect of forfeiture adjustments in the third quarter of 2006 was immaterial. When unvested options, shares of restricted stock or restricted stock units are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.

The activity of stock options during the first nine months of 2006 is set forth below:

	For the nine month period ended
	September 30, 2006
			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value
Beginning of period	2,306,414	$14.84
Options granted	1,280,000	6.29
Options exercised	(18,000)	5.28
Options purchased	—	—
Options expired and unexercised	(1,414,975)	17.82
Unvested options forfeited	(30,000)	5.26

End of period	2,123,439	$7.91	7.74	$—

Exercisable at period end	873,439	$10.20	4.72	$—

During the quarter and nine month period ended September 30, 2006, the Company recognized approximately $131,991 and $157,744 of stock-based compensation related with stock options granted during 2006, respectively. As of September 30, 2006, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the status of the Company’s nonvested stock options as of September 30, 2006 and changes during the first nine months of 2006 is presented below:

		Weighted-Average
Nonvested Shares	Number of Options	Grant Date Fair Value
Nonvested at beginning of period	107,500	$3.59
Granted	1,280,000	2.78
Vested	(107,500)	3.59
Nonvested shares forfeited	(30,000)	1.60

Nonvested at period end	1,250,000	$2.81

The fair value of the options granted in 2006 and 2005 was estimated using the Binomial Tree option-pricing model, with the following assumptions:

	2006	2005
Weighted-average exercise price	$6.29	$12.76
Stock option estimated fair value	$1.42 - $4.00	$2.95
Weighted-average estimated fair value	$2.78	$2.95
Expected stock option term (years)	1.9 - 7.9	4.8
Expected volatility	38% - 40%	38%
Weighted-average volatility	39%	38%
Expected dividend yield	0.00%	5.76%
Risk-free interest rate	4.56% -5.19%	4.28%
Weighted-average risk free interest rate	4.83%	4.28%
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

The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was approximately $27,760 and $620,724, respectively. Cash proceeds from options exercised during 2006 and 2005 amounted to approximately $95,000 and $119,495, respectively.

n.	The following table summarizes deposit balances:

		DECEMBER 31,
(In thousands)	SEPTEMBER 30, 2006	2005
Certificates of deposit	$3,061,301	$2,749,643
Regular savings	461,548	449,449
NOW accounts	515,644	612,389
Non interest-bearing deposits	338,773	425,788

	$4,377,266	$4,237,269

o.	The Company routinely enters into financing agreements to sell securities under agreements to repurchase. The Company retains control over such securities according to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Accordingly, the amounts received under these agreements represent borrowings, and the securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
underlying the agreements remain in the asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities received as collateral. Those securities are presented in the Consolidated Statements of Financial Condition as part of pledged investment securities. Securities sold under agreements to repurchase consisted of the following:

	September 30,	December 31,
(In thousands)	2006	2005
Non-callable repurchase agreements with maturities less than or equal to 90 days, at various fixed rates averaging 5.24% and 4.10% at September 30, 2006 and December 31, 2005, respectively.	$675,421	$1,039,345

Non-callable repurchase agreements with maturities ranging from June 2007 to June 2010, at various fixed rates averaging 4.10% and 4.09% at September 30, 2006 and December 31, 2005, respectively.	1,110,000	1,100,000

Non-callable repurchase agreements with maturities ranging from March 2007 to January 2008 (2005 – January 2006 to January 2008), tied to 3-month LIBOR adjustable quarterly, averaging 5.61% and 4.39% at September 30, 2006 and December 31, 2005, respectively.	364,800	528,375

Callable repurchases agreements with maturities ranging from March 2009 to February 2014 (2005 – September 2008 to February 2014), at various fixed rates averaging, 5.25% and 5.21% at September 30, 2006 and December 31, 2005, respectively, callable at various dates beginning on October 1, 2006.	1,000,878	1,086,878

Callable repurchases agreements due on March 22, 2015, at various fixed rates during non-callable period averaging 3.22% at September 30, 2006 and December 31, 2005, callable beginning on March 22, 2008. Beginning on March 22, 2008, the interest converts to an inverse floater (fixed rate minus 3-month LIBOR, subject to a cap).	1,500,000	1,500,000

Callable repurchase agreements with maturities ranging from February to March 2008, variable annually at different pre-determined fixed rates, averaging 5.11% at December 31, 2005.	—	200,000

Callable repurchase agreements with maturities ranging from October to November 2014, tied to 3-month LIBOR adjustable quarterly, averaging 4.69% and 3.56% at September 30, 2006 and December 31, 2005, respectively, callable at various dates beginning on October 23, 2006. (1)	600,000	600,000

	$5,251,099	$6,054,598

(1)	Beginning on the call date of each individual repurchase agreement the Company will pay interest at various fixed rates averaging 3.85%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
p.	Advances from the FHLB consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2006	2005
Non-callable advances with maturities ranging from October 2007 to March 2010, at various fixed rates averaging 4.37% and 3.84% at September 30, 2006 and December 31, 2005, respectively.	$267,000	$167,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (5.34% and 4.38% at September 30, 2006 and December 31, 2005, respectively).	100,000	100,000

Callable advances with maturities ranging from July 2009 to November 2012, at various fixed rates averaging 4.06% and 4.09% at September 30, 2006 and December 31, 2005, respectively, callable at various dates beginning on October 1, 2006.	667,500	702,500

	$1,034,500	$969,500

At September 30, 2006, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.2 billion to secure the above advances from the FHLB, which generally the counterparty is not permitted to sell or repledge.
q.	At September 30, 2006 and December 31, 2005, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.

Outstanding loans payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2006	2005
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 6.77% and 5.71% at September 30, 2006 and December 31, 2005, respectively.	$841,377	$3,498,638

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.77% and 7.70% at September 30, 2006 and December 31, 2005, respectively.	29,935	37,585

Secured borrowings with a local financial institution, collateralized by IOs at a fixed interest rate of 7.75%.	41,688	42,007

	$913,000	$3,578,230

At September 30, 2006 and December 31, 2005, loans held for sale amounting to $864.5 million and $3.5 billion, respectively, were pledged to secure financing agreements with local financial institutions, such loans can be repledged by the counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
r.	Notes payable consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
(In thousands)	2006	2005
$625 million floating rate senior notes tied to 3-month LIBOR (6.33% and 5.00% at September 30, 2006 and December 31, 2005, respectively), due on July 20, 2007, paying interest quarterly	$624,735	$625,337

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,132	98,266

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	—	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,547	29,570

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,260	39,320

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,395	29,450

Senior term notes at a fixed rate of 8.55% (2005 - ranging from 8.50% to 8.55%) due in August 2007 (2005 - maturities ranging from August 2006 to August 2007), paying interest semiannually on February 28 and August 31	9,000	16,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.25% to 6.90%, with maturities ranging from December 2006 to December 2029 (2005 – June 2006 to December 2029), paying interest monthly	42,380	42,755

Bonds payable at 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,423	2,323

	$882,472	$965,621

During the first quarter of 2006, the Company paid a consent fee of approximately $1.3 million in the aggregate to holders of the Company’s $625 million floating rate senior notes due 2007, $100 million 7.65% senior notes due 2016, $30 million 7.00% senior notes due 2012, $40 million 7.10% senior notes due 2017 and $30 million 7.15% senior notes due 2022 in connection with a consent solicitation pursuant to which these holders agreed to temporarily forbear their right to declare an event of default as a result of the Company’s failure to timely file its quarterly reports on Form 10-Q for the first three quarters of 2005. The consent fees paid were included as part of the balance payable on the notes and are amortized over the life of the related indebtedness.

Doral Financial will need significant outside financing during 2007, principally for the refinancing of its $625 million floating rate senior notes that mature in July 2007 and to meet certain other working capital and contractual needs of the holding company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has selected advisors to assist in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance its future earnings potential and reduce the high level of interest rate risk and volatility inherent in its balance sheet.

The Company must undertake a number of initiatives during 2007 in order to satisfy its capital and liquidity requirements. These initiatives could include the issuance of significant additional equity, the issuance of high-yield debt and the sale or pledge of assets. The issuance of additional equity could result in significant dilution to the existing shareholders. The Company’s ability to implement these initiatives and the terms thereof are subject to risks and uncertainties and may be adversely affected by the Company’s current credit ratings, the ongoing shareholder litigation, the Company’s deteriorated earnings and balance sheet composition, the Company’s holding company structure and restrictions under the existing cease and desist orders and banking regulations on the ability of the Company to rely on the liquidity of its banking subsidiaries. The failure to implement these strategies or to otherwise refinance the $625 million senior notes that mature in July 2007 and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition.

Although the Company is formulating and taking steps to implement a plan to address its capital and liquidity needs, the Company cannot provide assurance that it will be ultimately be successful in executing these initiatives.
s.	Income Taxes

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

The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ending December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.

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

For the third quarter and first nine months of 2006, Doral Financial recognized an income tax expense and an income tax benefit of $0.8 million and $28.1 million, respectively, compared to an income tax expense of $25.0 million and $30.7 million for the comparable 2005 periods. The decrease in the tax provision for the first nine months of 2006 is principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset as a result of the various agreements entered into with the Puerto Rico Treasury Department (as discussed below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs ( the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary. The confirmation of the previously established tax basis of all IO transfers within the Doral Financial corporate group and the ability to use the IO tax asset at the Company’s profitable subsidiaries resulted in an increase in the deferred tax asset net of the valuation allowance and in a net tax benefit for the first nine months of 2006.

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

Under the Puerto Rico Internal Revenue Code of 1994, as amended (“PR Code”), Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the nine month period ended September 30, 2006, net operating losses of $190.9 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in the creation of a valuation allowance. At September 30, 2006, the deferred tax asset, net of its valuation allowance of $157.5 million, amounted to approximately $242.9 million, compared to $213.2 million at December 31, 2005.

Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to increased competition, a decline in margins and loss of market share.
t.	Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” This interpretation requires a guarantor of certain types of guarantees to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As of September 30, 2006, the Company had outstanding $7.2 million in commercial and financial standby letters of credit. The fair value on these commitments is not significant.

Certain of the Company’s loan sale activities involve transfers subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default. Recourse is generally limited to a period of time (from four to seven years) or to a percentage of the loans sold (from 10% to 15%). As of September 30, 2006, the outstanding principal balance of loans sold subject to full or partial recourse was $1.2 billion. As of such date, the maximum contractual exposure in principal amount of loans that Doral Financial would have been required to repurchase if all loans subject to recourse defaulted was $985.0 million. Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on the Company’s Consolidated Financial Statements, except for a liability of $8.7 million, as of September 30, 2006, for estimated losses from such recourse agreements, which is included in “Accrued expenses and other liabilities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
u.	Commitments and Contingencies

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell mortgage-backed securities and loans. At September 30, 2006, commitments to extend credit amounted to approximately $406.9 million and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $278.9 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.

As of September 30, 2006, Doral Financial and its subsidiaries were defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of Doral Financial.

During 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the restatement of its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lawsuits

Class Action Lawsuits. Following the announcement of the restatement, Doral Financial and certain of its officers and directors and former officers and directors, were named as defendants in eighteen purported class action lawsuits filed between April 20, 2005 and June 14, 2005, alleging violations of federal securities laws. Sixteen of these actions were filed in the U.S. District Court for the Southern District of New York and two were filed in the U.S. District Court for the District of Puerto Rico. These lawsuits, brought on behalf of shareholders who purchased Doral Financial securities as early as May 15, 2000 and as late as May 26, 2005, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period, failing to disclose material information concerning the valuation of the Company’s IOs, and misleading investors as to the Company’s vulnerability to interest rate increases. The two actions not initially filed in the U.S. District Court for the Southern District of New York have been transferred there by the Judicial Panel on Multi-District Litigation (“MDL Panel”) for coordinated or consolidated pretrial proceedings with the actions previously filed there before Judge Richard Owen.

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

All defendants have moved to dismiss the amended complaint based on contentions that, as a matter of law, the allegations of the amended complaint fail to state a claim upon which relief may be granted, and the lead plaintiff has filed an opposition to the motions. The Court has not yet set a date for oral argument on the motions.

Shareholder Derivative Lawsuits. Certain officers and directors and former officers and directors of the Company are named as defendants in four shareholder derivative actions currently pending before Judge Owen in the U.S. District Court for the Southern District of New York. Three of these actions were filed in June 2005 and one was filed in September 2006. These derivative actions purport to bring claims on behalf of the Company based principally on allegations that Doral Financial’s officers and directors allowed Doral Financial to use inadequate procedures and financial controls in connection with the Company’s financial statements and made misstatements to the public concerning the Company’s financial controls and financial performance. These derivative lawsuits have been consolidated with the class actions during pretrial proceedings. The relief sought in these derivative actions includes contribution in respect of the securities actions, unspecified compensatory damages on behalf of Doral Financial, disgorgement of defendants’ profits and compensation, equitable and/or injunctive relief, costs and other expenses. On April 27, 2006, Judge Owen appointed Rosenbaum Capital, LLC as lead derivative plaintiff and the law firm of Federman & Sherwood as lead derivative plaintiffs’ counsel.

On August 15, 2006, an additional shareholder derivative action was filed against the Company and various other current and former officers and directors in the Commonwealth Court of Puerto Rico. The allegations of the complaint and the relief sought are similar to the other shareholder derivative lawsuits. The action was subsequently removed to the U.S. District Court for the District of Puerto Rico, but the plaintiff has moved to remand the case to the Commonwealth Court of Puerto Rico. On November 20, 2006, upon request of the Company and other defendants, the MDL Panel conditionally transferred this action to the U.S. District Court for the Southern District of New York. The Company and other defendants have filed motions requesting that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the U.S. District Court for the District of Puerto Rico stay proceedings pending the final resolution of this transfer order. The U.S. District Court for the District of Puerto Rico has not yet ruled on these motions.

Other Lawsuits. On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its officers and directors and former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 30, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by the former Chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (RICO) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs, and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided. The court is currently considering a second motion by plaintiff for reconsideration of an order denying her request to file a fourth amended complaint. Defendants have filed oppositions to the plaintiff’s motion.

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

The settlement also provides that the amounts to be paid as civil penalty shall be treated by Doral Financial as penalties paid to the government for all purposes, including tax purposes, and that Doral Financial shall not seek to be reimbursed or indemnified for such payments through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. In connection with the settlement, Doral Financial consented to the entry of a final judgment to implement the terms of the agreement. In December, 2006, the United States District Court for the Southern District of New York entered the final judgment. Doral Financial must pay the civil penalty within 45 business days of the final judgment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Doral Financial had reserved during the fourth quarter of 2005 $25 million in its consolidated financial statements in connection with the settlement of the SEC’s investigation of the Company.

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

On August 23, 2006, Doral Bank PR entered into a Memorandum of Understanding (“MOU”) with the Office of the Commissioner and the FDIC. The MOU relates to certain weaknesses identified by the regulators with respect to the Doral Bank PR’s compliance with the Bank Secrecy Act (“BSA”). Doral Bank PR was not required to pay any civil monetary penalties in connection with this MOU. An MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstance warrant a milder form of action than a formal supervisory action, such as a formal written agreement of a cease and desist order.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Doral Financial expects that the implementation of the MOU will result in additional BSA-compliance expenses for Doral Bank PR. However, these expenses are not anticipated to have a material financial impact on the Company or Doral Bank PR.

On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm–Leach–Bliley Act. Doral Financial is required to enter into an agreement with the Federal Reserve that will require it to correct certain deficiencies at Doral Bank PR within a 180 day period from receipt of the notice or such longer period as may be permitted by the Federal Reserve. Doral Financial is taking corrective actions to remain as a financial holding company and does not believe that the loss of financial holding company status would have a direct material adverse effect upon Doral Financial’s consolidated financial position or results of operations.

On October 23, 2006, Doral Bank PR entered into an MOU with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding flood insurance disclosures. Doral Bank PR anticipates that it will be required to pay civil monetary penalties of up to approximately $230,000 to the FDIC related to the deficiencies in compliance with the data reporting requirements of the Home Mortgage Disclosure Act.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement: (1) requires an entity to recognize a servicing asset or liability each time it undertakes and obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to choose between an amortization method or a fair value measure for subsequent recognition for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 16, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company is currently evaluating the possible impact of the adoption of SFAS 156 on its financial statements, commencing on January 1, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
After considering other applicable guidance (such as the guidance that the Emerging Issues Task Force specifies in Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”), a company should record the change in net assets that results from the application of FIN 48 as an adjustment to retained earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, “Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans”(“SFAS 158”). This accounting standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s post-retirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. Specifically, SFAS 158 requires an employer to:
•	Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status.

•	Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions).

•	Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of December 31, 2006. As of September 30, 2006, the Company had no defined benefit or post-employment benefit plans. The adoption of SFAS 158 will not have an impact on the Company’s consolidated financial statements.

Taxes Collected from Customers and Remitted to Governmental Authorities. In June 2006, the Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Company as of January 1, 2007. The adoption of EITF 06-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Purchases of Life Insurance. In September 2006, the EITF reached a consensus on EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). EITF 06-5 focuses on how an entity should determine the “amount that could be realized under the insurance contract” at the balance sheet date in applying FTB 85-4, and whether the determination should be on an individual or group policy basis.

At the September 2006 meeting, the EITF affirmed as a final consensus that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Additionally, the EITF affirmed as a final consensus the tentative conclusion that in determining “the amount that could be realized” companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. Also, the EITF reached a consensus that contractual limitations on the ability to surrender a policy do not affect the amount to be reflected under FTB 85-4, but, if significant, the nature of those restrictions should be disclosed.

The Company is currently evaluating any impact that the adoption of Issue 06-5 may have on its statement of financial condition or results of operations.

Effects of Prior Year Misstatements. In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. SAB 108 is effective for the Company’s annual financial statements for the year ended December 31, 2006. The Company is currently evaluating any impact that the adoption of SAB 108 may have on its consolidated financial statements.

Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of September 30, 2006 the Company does not have any convertible debt instrument.

w.	Subsequent Events
          Restructuring of Balance Sheet
          Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, as of September 30, 2006, Doral Financial maintained a portfolio with a carrying value of approximately $6.1 billion in fixed-rate investment securities. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights and the Company is required to re-price or replace this funding with higher cost funding that adversely impacts its interest rate margin.
          During the fourth quarter of 2006, Doral Financial’s banking subsidiaries sold approximately $1.7 billion of its available-for-sale investment securities. Also as part of this transaction the Company reduced its borrowings by $1.7 billion. This transaction is part of the Company’s efforts to restructure its balance sheet to improve its future earnings potential and reduce the high level of interest rate risk and volatility inherent in its balance sheet. While the transaction resulted in losses of approximately $30 million, it improved the Company’s leverage ratio because of the deleveraging effect of the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTERNAL CONTROL OVER FINANCIAL REPORTING
          Doral Financial has identified a number of material weaknesses in its internal control over financial reporting as of December 31, 2005, as set forth in greater detail under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2005 Annual Report on Form 10-K. Each of the Company’s material weaknesses identified in the report results in more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.
          The Company has and continues to develop a plan for remedying all of the identified material weaknesses, and the work will extend beyond 2006. As a result, the Company expects that it will continue to have one or more material weaknesses in its internal control over financial reporting as of December 31, 2006. As part of this remediation program, the Company has added skilled resources, including outside consultants, to improve controls and increase the reliability of the financial closing process. At present there can be no assurance as to when the Company will remedy all of the material weaknesses in its internal control over financial reporting.
SUBSEQUENT EVENTS
          For a description of certain significant events occurring following the restatement process, please refer to “—Recent Significant Events” under Item 1, Business, in Doral Financial’s 2005 Annual Report on Form 10-K and to “— Subsequent Events” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Doral Financial’s Quarterly Reports on Form 10-Q for the quarter ended March 31 and June 30 of 2006.
          Following the filing of Doral Financial’s Quarterly Reports on Form 10-Q for the first two quarters of 2006, a number of events have occurred, including:
          Changes in Senior Management. The following key officers have been appointed to senior management positions:
•	On October 24, 2006, the Company announced the appointment of Gerardo Leiva as Executive Vice President in charge of Operations. Mr. Leiva is a Six Sigma Green Belt certified executive. In addition, Mr. Leiva is also certified in Advanced Information Management and the Acceleration Leadership Program, among others. He also has an Engineering degree with majors in Electronics and Communications.

•	On October 31, 2006, the Board of Directors appointed Mr. Marangal I. Domingo to the position of Chief Financial Officer effective November 1, 2006, following Lidio Soriano’s resignation as Chief Financial Officer. Mr. Domingo assumed the duties of Chief Financial Officer in addition to his duties of Chief Investment Officer and Treasurer. On November 4, 2006, the Company entered into an agreement with Lidio Soriano to assist the Company during a 90-day transition period.

•	On November 1, 2006, the Board of Directors appointed César Ortiz as the Controller and Chief Accounting Officer of the Company. Mr. Arturo Tous, who previously served as the Chief Accounting Officer, remains with the Company as Senior Vice President, reporting directly to the CFO. Prior to his appointment as Controller and Chief Accounting Officer, Mr. Ortiz was serving as Senior Vice President and Director of Internal Audit of the Company since August 2006. The Company is searching for a replacement to head the Internal Audit Department.

•	Mr. Calixto García-Vélez assumed the duties of President of Doral Bank PR in addition to his current duties as Chairman and Chief Executive Officer of Doral Bank PR following the resignation of José G. Vigoreaux as the Doral Bank PR’s president effective November 3, 2006.
          Liquidity and Capital Needs of the Holding Company
          Doral Financial will need significant outside financing during 2007, principally for the refinancing of its $625 million floating rate senior notes that mature in July 2007 and to meet certain other working capital and contractual needs of the holding company. The capital and liquidity requirements of the holding company may also increase as a result of transactions that may be undertaken to restructure the composition of the Company’s balance sheet and as a result of the Company’s ongoing contingencies. The Company’s ability to raise these funds is subject to certain risks. See Item 1A, Risk Factors, in Part II of this report.
          The Company has selected advisors to assist in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance its future earnings potential and reduce the high level of interest rate risk and volatility inherent in its balance sheet. See “—Liquidity and Capital Resources.”
          Restructuring of Balance Sheet
          Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, as of September 30, 2006, Doral Financial maintained a portfolio with a carrying value of approximately $6.1 billion in fixed-rate investment securities. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights and the Company is required to re-price or replace this funding with higher cost funding that adversely impacts its interest rate margin.
          During the fourth quarter of 2006, Doral Financial’s banking subsidiaries sold approximately $1.7 billion of its available-for-sale investment securities. Also as part of this transaction the Company reduced its borrowings by $1.7 billion. This transaction is part of the Company’s efforts to restructure its balance sheet to improve its future earnings potential and reduce the high level of interest rate risk and volatility inherent in its balance sheet. While the transaction resulted in losses of approximately $30 million, it improved the Company’s leverage ratio because of the deleveraging effect of the transaction.
OVERVIEW OF RESULTS OF OPERATIONS
          Net loss for the quarter ended September 30, 2006 amounted to $28.7 million, compared to a net income of $40.9 million for the comparable 2005 period. Doral Financial’s financial performance for the third quarter of 2006, compared to the third quarter of 2005, was principally impacted by (1) lower net interest income as a result of a decrease in net interest spread and margin together with a decrease in the balance of interest-earning assets, and (2) non-interest losses driven primarily by losses on securities held for trading, a servicing loss and lower gains on sales of mortgage loans. The impact of these factors was offset in part by a $17.6  million lower-of-cost- or-market positive valuation adjustment to the Company’s loans held for sale portfolio.
          The highlights of the Company’s financial results for the quarter ended September 30, 2006 included the following:
•	Net loss for the third quarter of 2006 amounted to $28.7 million, or a diluted loss per share of $0.34, compared to a net income of $ 40.9 million, or a diluted earnings per share of $0.30, for the third quarter of 2005.

•	Net interest income for the third quarter of 2006 was $44.1 million, compared to $66.6 million for the same period in 2005, resulting from a decrease in average interest-earning assets from $19.0 billion for the third quarter of 2005 to $13.1 billion for the comparable period of 2006, coupled with a decrease in net interest margin from 1.39% in the third quarter of 2005 to 1.34% in the third quarter of 2006, (see Tables A through D below for information regarding the Company’s net interest income). This reduction in net interest margin resulted from the flattening of the yield curve, as on average, the Company’s interest bearing liabilities, principally wholesale funding and loans payable, re-priced at higher frequency and rates than the Company’s interest-earning assets. The reduction in average interest-earning assets reflects the sale during the second quarter of 2006 of approximately $2.4 billion in mortgage loans as part of a previously reported restructuring of loan transfer transactions with a local financial institution. It also reflects the discontinuance of the practice of purchasing whole loans for subsequent securitization into mortgage-backed securities.

•	Non-interest loss for the third quarter of 2006 was $1.5 million, compared to non-interest income of $79.0 million for the same period in 2005. The non-interest loss for the third quarter of 2006 was principally driven by losses on trading activities, a net servicing loss and lower gains on sales of mortgage loans. The losses on trading activities for the third quarter of 2006 were principally due to realized and unrealized losses from derivative instruments undertaken for risk management purposes, as well as realized losses on the sale of securities held for trading. As medium- and long-term rates decreased during the third quarter of 2006, the Company experienced a decrease in the market value of its derivative portfolio. The net servicing loss for the quarter reflected principally a decrease in the Company’s MSRs valuation due in turn to an increase in anticipated mortgage prepayment rates. This resulted in a temporary net impairment of $4.9 million and amortization of $9.6 million during the third quarter of 2006 compared to a net recovery in value of $20.4 million and an amortization of $6.9 million during the same period in 2005. Lower gains on sales of mortgage loans were due to a decrease in the volume of mortgage loan sales during the third quarter of 2006, partially offset by a $17.6 million lower-of-cost -or-market positive valuation adjustment of the Company’s loans held for sale portfolio as a result of decreases in long-term interest rates during the quarter. Total loan sales and securitizations for the third quarter of 2006 amounted to $85.7 million compared to $542.0 million for the third quarter of 2005.

•	Non-interest expenses for the third quarter of 2006 were $60.3 million compared to $70.3 million for the same period in 2005. Non-interest expenses for the quarter reflect a decrease in expenses for professional services associated with the restatement of the Company’s prior period financial statements and related legal and accounting matters, partially offset by increased expenses associated with advisory services relating to the reengineering of the Company’s business and operating practices.

•	For the third quarter of 2006, Doral Financial recorded income tax expense of $0.8 million, compared to income tax expense of $25.0 million for the corresponding period in 2005. The decrease in the tax provision for 2006 is principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset as a result of the various agreements entered into with the Puerto Rico Treasury Department.

•	During the third quarter of 2006, the Company had other comprehensive income of approximately $99.2 million related principally to the positive impact of the decrease in long-term interest rates on the value of the Company’s portfolio of available for sale securities. As of September 30, 2006, the Company’s accumulated other comprehensive loss (net of income tax benefit) was $151.4 million, compared to $250.6 million as of June 30, 2006.

•	Doral Financial’s loan production for the third quarter of 2006 was $329.1 million, compared to $1.4 billion for the comparable period in 2005, a decrease of approximately 76%. The decrease in Doral Financial’s loan production is due to a number of factors including changes in the underwriting standards, economic conditions in Puerto Rico, and competition from other financial institutions. Doral Financial has decided to implement uniform, automated and rules-based underwriting standards.

The implementation of these standards has caused disruption in the Company’s loan originations. The Company, however, believes that these changes will allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products in the future. The Company anticipates that, for the foreseeable future, loan production will continue below historical levels as these new underwriting standards are implemented and new product offerings are developed.
•	Total assets as of September 30, 2006 were $13.8 billion, a decrease of 20% compared to $17.3 billion as of December 31, 2005. The decrease in total assets was principally the result of the previously reported sale of mortgage loans as part of a restructuring of various loan transfer transactions with a local financial institution during the second quarter of 2006 and a reduction of its investment securities portfolio.
CRITICAL ACCOUNTING POLICIES
          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s Consolidated Financial Statements and accompanying notes. Various elements of Doral Financial’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company believes that the judgments, estimates and assumptions used in the preparation of its Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are appropriate given the factual circumstances as of September 30, 2006. However, given the sensitivity of Doral Financial’s Consolidated Financial Statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.
          The Company’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of Doral Financial’s 2005 Annual Report on Form 10-K.
RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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
NET INTEREST INCOME
          Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, Doral Financial maintained a portfolio with a carrying value of approximately $6.1 billion in fixed-rate investment securities as of September 30, 2006. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call rights and the Company is required to re-price or replace this funding with higher cost funding that adversely impacts its interest rate margin. Refer to “— Risk Management” below for additional information on the Company’s exposure to interest rate risk.

          Net interest income for the third quarter of 2006 and first nine months of 2006 were $44.1 million and $158.2 million, respectively, compared to $66.6 million and $217.9 million in the corresponding 2005 periods, a decrease of 34% and 27%, respectively. The decrease in net interest income for the third quarter and first nine months of 2006, compared to the corresponding 2005 periods, was principally due to a reduction in the average balance of the Company’s interest-earning assets and a reduction in the Company’s net interest spread. The decrease in the average balance of mortgage-backed and investment securities reflects the strategy adopted by current management to gradually de-emphasize investments from the Company’s balance sheet and retain more loans in its balance sheet, together with the efforts to reduce the gap between the repricing of its assets and its liabilities as discussed above. As part of this strategy, the Company sold $1.2 billion of lower-yielding securities from its available for sale portfolio during the fourth quarter of 2005. The Company also experienced a decrease in mortgage loans held for sale from $5.3 billion as of December 31, 2005 to $2.2 billion as of September 30, 2006. The decrease reflects primarily the sale during the second quarter of 2006 of approximately $2.4 billion in loans as part of a restructuring transaction with a local financial institution. The results for the 2006 periods also reflect the Company’s decision in August of 2005 to discontinue the practice of purchasing whole loans without the associated servicing rights for subsequent securitization into mortgage-backed securities. For the nine months ended September 30, 2005, the Company securitized $2.1 billion in loans purchased through this program.
          The decrease in net interest rate spread and margin during the third quarter and first nine months of 2006, as compared with the same periods of 2005, was due primarily to increases in short-term interest rates that outpaced the increase in yield on interest-earning assets. The decrease in margin mostly relates to the following factors:
•	Higher cost of short-term borrowings as a result of the Federal Reserve’s tightening monetary policy, raising the federal funds target rate 150 basis points from October 1, 2005 to June 30, 2006, leaving it flat at 5.25% for the third quarter of 2006.

•	The continued pressure on the Company’s net interest margin caused by the compressed margin from the Company’s large portfolio of investment securities. Assuming a funding cost equal to the weighted-average cost of the Company’s repurchase agreements, the average interest rate spread on the Company’s investment securities during the third quarter and first nine months of 2006 were 0.25% and 0.35%, respectively, compared to 0.60% and 1.02%, respectively, for the third quarter and first nine months of 2005.

•	The decrease in the Company’s net interest margin is magnified by the current mismatch in the duration of the Company’s assets and liabilities. The Company’s interest-earning assets include a large portfolio of fixed-rate long-term investments securities and mortgage loans that were generally financed with short-term or callable liabilities. This mismatch exposes the Company to significant interest rate risk in a rising rate environment because, as these short-term or callable liabilities re-price at higher market rates, the Company’s interest rate margin is further compressed. The Company’s interest rate risk exposure is further complicated by the negative convexity (i.e. the tendency for the duration of the Company’s assets to decrease through prepayments as interest rates decline) inherent in the Company’s portfolio of fixed rate mortgage-backed securities and mortgage loans. The combination of this negative convexity and the current composition of the Company’s liabilities exposes the Company to margin compression risks even during certain declining interest rate environments.

•	The decrease in interest income on IOs was principally attributable to a significant decrease in the average balance of outstanding IOs as a result of the restructuring of certain mortgage loan sales during the first half of 2006 and, to a lesser extent, to increases in short-term interest rates as compared to 2005. The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for the third quarter and first nine months of 2006 and 2005:

	Quarter Ended		Nine Month Period
	September 30,		Ended September 30,
(In thousands)	2006	2005	2006	2005
Total cash flows received on IO portfolio	$4,267	$14,952	$20,397	$49,045

Amortization of IOs, as offset to cash flows	(2,636)	(12,153)	(15,441)	(40,405)

Net cash flows recognized as interest income	$1,631	$2,799	$4,956	$8,640

•	Increased deposits at Doral Financial’s banking subsidiaries, including brokered deposits, coupled with a more competitive deposit pricing environment, as well as increased costs of its repurchase agreements and notes payable. The increase in cost of notes payable reflects the re-pricing nature of most of the Company’s notes payable, which are floating rate notes indexed to 3-month LIBOR.
          The effect of these factors on the Company’s net interest margin was partially offset by a higher yield on its construction and commercial loans which were favorably impacted by the rising interest rates due to a high proportion of construction and commercial loans with short-term repricing terms.
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

TABLE A
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	QUARTER ENDED SEPTEMBER 30,
	2006			2005
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(DOLLARS IN THOUSANDS)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$5,684,980	$97,821	6.83%	$7,394,426	$126,809	6.80%
Mortgage-backed securities	3,608,227	45,617	5.02%	4,846,714	56,741	4.64%
Interest-only strips	52,016	1,631	12.44%	106,062	2,799	10.47%
Investment securities	2,782,123	29,969	4.27%	4,183,459	41,324	3.92%
Other interest-earning assets	968,472	12,257	5.02%	2,479,859	20,847	3.34%

Total interest-earning assets/interest income	13,095,818	$187,295	5.67%	19,010,520	$248,520	5.19%

Total non-interest-earning assets	1,175,237			851,012

Total assets	$14,271,055			$19,861,532

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,270,692	$41,125	3.82%	$4,066,558	$29,326	2.86%
Repurchase agreements	5,392,295	60,375	4.44%	7,905,510	73,957	3.71%
Advances from the FHLB	1,037,924	11,394	4.36%	1,185,152	12,397	4.15%
Loans payable	932,594	14,948	6.36%	4,071,922	51,051	4.97%
Notes payable	886,994	15,305	6.85%	1,086,094	15,236	5.57%

Total interest-bearing liabilities/interest expense	12,520,499	$143,147	4.54%	18,315,236	$181,967	3.94%

Total non-interest-bearing liabilities	316,996			282,459

Total liabilities	12,837,495			18,597,695
Stockholders’ equity	1,433,560			1,263,837

Total liabilities and stockholders’ equity	$14,271,055			$19,861,532

Net interest-earning assets	$575,319			$695,284
Net interest income on a non-taxable equivalent basis		$44,148			$66,553

Interest rate spread(3)			1.13%			1.25%
Interest rate margin(4)			1.34%			1.39%
Net interest-earning assets ratio			104.60%			103.80%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $0.3 million and $1.4 million for the third quarter of 2006 and 2005, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

TABLE B
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2006				2005
	AVERAGE		AVERAGE	AVERAGE		AVERAGE
(DOLLARS IN THOUSANDS)	BALANCE	INTEREST	YIELD/RATE	BALANCE	INTEREST	YIELD/RATE
ASSETS:
Interest-earning assets:
Total loans(1)(2)	$7,194,665	$364,388	6.77%	$7,071,753	$363,526	6.87%
Mortgage-backed securities	3,847,985	145,613	5.06%	4,716,362	169,615	4.81%
Interest-only strips	51,686	4,956	12.82%	111,610	8,640	10.35%
Investment securities	2,846,379	89,837	4.22%	3,578,767	106,092	3.96%
Other interest-earning assets	1,101,986	38,616	4.69%	2,553,803	54,646	2.86%

Total interest-earning assets/interest income	15,042,701	$643,410	5.72%	18,032,295	$702,519	5.21%

Total non-interest-earning assets	1,446,874			851,399

Total assets	$16,489,575			$18,883,694

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits	$4,219,329	$111,340	3.53%	$3,746,995	$74,961	2.67%
Repurchase agreements	5,710,534	185,587	4.35%	7,192,152	184,050	3.42%
Advances from the FHLB	1,036,515	33,181	4.28%	1,220,676	37,931	4.15%
Loans payable	2,510,349	110,637	5.89%	4,055,800	145,337	4.79%
Notes payable	897,494	44,458	6.62%	1,090,295	42,293	5.19%

Total interest-bearing liabilities/interest expense	14,374,221	$485,203	4.51%	17,305,918	$484,572	3.74%

Total non-interest-bearing liabilities	605,316			315,383

Total liabilities	14,979,537			17,621,301
Stockholders’ equity	1,510,038			1,262,393

Total liabilities and stockholders’ equity	$16,489,575			$18,883,694

Net interest-earning assets	$668,480			$726,377
Net interest income on a non-taxable equivalent basis		$158,207			$217,947

Interest rate spread(3)			1.21%			1.47%
Interest rate margin(4)			1.41%			1.62%
Net interest-earning assets ratio			104.65%			104.20%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $2.2 million and $3.5 million for the first nine months of 2006 and 2005, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

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
TABLE C
NET INTEREST INCOME VARIANCE ANALYSIS

	QUARTER ENDED
	SEPTEMBER 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) DUE TO:
(IN THOUSANDS)	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$(29,409)	$421	$(28,988)
Mortgage-backed securities	(14,516)	3,392	(11,124)
Interest-only strips	(1,423)	255	(1,168)
Investment securities	(13,781)	2,426	(11,355)
Other interest-earning assets	(12,649)	4,059	(8,590)

TOTAL INTEREST INCOME VARIANCE	(71,778)	10,553	(61,225)

INTEREST EXPENSE VARIANCE
Deposits	1,471	10,328	11,799
Repurchase agreements	(23,389)	9,807	(13,582)
Advances from the FHLB	(1,544)	541	(1,003)
Loans payable	(39,318)	3,215	(36,103)
Notes payable	(2,771)	2,840	69

TOTAL INTEREST EXPENSE VARIANCE	(65,551)	26,731	(38,820)

NET INTEREST INCOME VARIANCE	$(6,227)	$(16,178)	$(22,405)

TABLE D
NET INTEREST INCOME VARIANCE ANALYSIS

	NINE MONTH PERIOD ENDED
	SEPTEMBER 30,
	2006 COMPARED TO 2005
	INCREASE (DECREASE) DUE TO:
(IN THOUSANDS)	VOLUME	RATE	TOTAL
INTEREST INCOME VARIANCE
Total loans	$6,293	$(5,431)	$862
Mortgage-backed securities	(31,237)	7,235	(24,002)
Interest-only strips	(4,643)	959	(3,684)
Investment securities	(21,794)	5,539	(16,255)
Other interest-earning assets	(31,150)	15,120	(16,030)

TOTAL INTEREST INCOME VARIANCE	(82,531)	23,422	(59,109)

INTEREST EXPENSE VARIANCE
Deposits	9,382	26,997	36,379
Repurchase agreements	(38,146)	39,683	1,537
Advances from the FHLB	(5,757)	1,007	(4,750)
Loans payable	(55,440)	20,740	(34,700)
Notes payable	(7,486)	9,651	2,165

TOTAL INTEREST EXPENSE VARIANCE	(97,447)	98,078	631

NET INTEREST INCOME VARIANCE	$14,916	$(74,656)	$(59,740)

PROVISION FOR LOAN AND LEASE LOSSES
          The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual problem loans, the estimated value of the underlying collateral, and an assessment of current economic conditions. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from the assumptions used by Doral Financial in determining the allowance for loan and lease losses. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of September 30, 2006, more than 94% of Doral Financial’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on delinquent loans have historically been recovered through the sale of the property after foreclosure or negotiated settlements with borrowers.
          Doral Financial recognized provisions for loan and lease losses of approximately $10.1 million and $21.2 million, for the quarter and nine month period ended September 30, 2006, as compared to $9.4 million and $17.1 million for the corresponding 2005 periods. The increase in the provision during 2006 primarily reflects the increase in non-performing assets in the loan portfolios attributable to the overall decline in the Puerto Rico real estate market as a result of deteriorating macro-economic conditions in Puerto Rico. As shown in Table X the provision for commercial real estate, residential and consumer loans increased for the third quarter of 2006 by $3.0 million, $1.7 million and $0.4 million, respectively, as compared to the same quarter in 2005. For the nine month period ended September 30, 2006 the provision for residential mortgage loans and for commercial real estate loans increased by $2.8 million and $2.0 million, respectively, as compared to the same period in 2005. The increase in the provision for residential mortgage loans was related with a $2.1 million reserve allocated to the mortgage loans transferred during 2006 from the mortgage loans held for sale portfolio to the loans receivable portfolio due to the overall deterioration of the loans since the time of transfer.

     Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” below for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     The Company will continue to monitor the impact of macro-economic conditions in Puerto Rico on its loan portfolio when assessing the adequacy of its provision for loan and lease losses.
NON-INTEREST INCOME
     Non-interest income consists of net gain on mortgage loan sales and fees, net servicing income, trading activities, net gain (loss) on sale of investment securities, and commissions, fees, and other income.
     Net Gain (Loss) on Mortgage Loan Sales and Fees. Net gain on mortgage loan sales and fees was $15.6 million during the third quarter of 2006, compared to a gain of $18.6 million for the same period in 2005. For the nine month periods ended September 30, 2006, net loss on mortgage loans sales and fees amounted to $25.9 million, compared to a gain of $41.9 million for the corresponding 2005 period.
     The lower net gain on mortgage loan sales and fees during the third quarter of 2006 was due to a decrease in the volume of mortgage loan sales during the third quarter of 2006, which was partially offset by a $17.6 million lower-of-cost-or-market positive valuation adjustment to the Company’s loans held for sale portfolio as a result of decreases in long-term interest rates during the quarter. It is the Company’s policy to evaluate its lower-of-cost-or-market valuation based on the aggregate net gain or loss on the held for sale portfolio. If the Company decides to sell specific loans from its held for sale portfolio in the future at a price below their carrying value, losses not currently reflected on the aggregated valuation allowance for the quarter and first nine months period ended September 30, 2006, would be recorded on the Company’s earnings for the future period in which the sales occur.
     The decrease in the volume of mortgage loan sales was primarily due to the reduced demand for non-conforming loans from other Puerto Rico financial institutions, which in the past had been the Company’s primary outlet for this type of loans. During 2006, the Company relied on the U.S. secondary market to sell non-conforming loans. The U.S. secondary market generally has more stringent requirements, principally credit and documentation issues, for purchasing non-conforming loans than those required by the Puerto Rico institutional market in the past. Also, after the third quarter of 2005, the Company made the strategic decision to discontinue the sale of mortgage loans that result in the creation of floating rate IOs. During 2006, the Company’s mortgage loan sales did not create any floating rate IOs.
     The net loss on mortgage loan sales and fees during the first nine months of 2006 was principally due to a lower of cost or market adjustment related to the Company’s transfer of certain mortgage loans from its held for sale portfolio to its loans receivable portfolio. During the first nine months of 2006, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with low FICO scores or with documentation and compliance issues, and transferred $885.9 million from its mortgage loan held for sale portfolio to its loan receivable portfolio. This transfer resulted in a $17.3 million net charge against earnings for the first nine months of 2006.
     During the first nine months of 2006, losses on sales of mortgage loans also reflect the Company’s decision to restructure certain previous mortgage loan transfers to local financial institutions. The previously reported restructuring of various loan transfer transactions with local financial institutions resulted in a net loss of approximately $8.2 million during the first nine months of 2006, consisting of a loss of $11.8 million in mortgage loan sales, partially offset by a gain of $3.6 million recognized as part of Other Income related to these transactions.
     Set forth below is certain information regarding the Company’s loan sale and securitization activities and the resulting IO and MSR capitalization.

	FOR THE	FOR THE	FOR THE	FOR THE
	QUARTER	QUARTER	NINE MONTH	NINE MONTH
	ENDED	ENDED	PERIOD ENDED	PERIOD ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
(In thousands)	2006	2005	2006	2005
Total loan sales and securitizations	$85,700	$541,953	$3,694,733	$2,113,256

Total loans sales resulting in the recording of IOs	$—	$—	$—	$732,650

IOs capitalized	$—	$—	$—	$10,981

MSRs capitalized	$1,858	$15,093	$48,720	$32,936
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50%, of the declining outstanding principal amount of the serviced loan. As of September 30, 2006, the weighted average gross servicing fee rate for the entire portfolio was 0.40%. The size of Doral Financial’s loan servicing portfolio has increased principally by retained servicing rights on sales of loans from its internal mortgage loan production. Loan servicing fees, net of guarantee fees, amounted to $10.0 million for the third quarter of 2006, compared to $8.0 million for the corresponding period of 2005. For the nine month periods ended September 30, 2006 and 2005, loan servicing fees, net of guarantee fees, amounted to $26.5 million and $23.3 million, respectively.
     Set forth below is a summary of the components of the net servicing income:
TABLE E
NET SERVICING (LOSS) INCOME

			NINE MONTH PERIOD
	QUARTER ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
(In thousands)	2006	2005	2006	2005
Servicing fees (net of guarantee fees)	$10,018	$7,950	$26,543	$23,314
Late charges	2,344	2,176	7,097	6,481
Prepayment penalties	121	725	884	1,760
Interest loss	(1,076)	(418)	(3,643)	(2,749)
Other servicing fees	60	120	200	319

Servicing income, gross	11,467	10,553	31,081	29,125
Amortization of servicing assets	(9,572)	(6,865)	(22,476)	(19,997)
Net (impairment) recovery of servicing assets	(4,858)	20,358	(5,005)	2,976

Total net servicing (loss) income	$(2,963)	$24,046	$3,600	$12,104

     The net servicing loss for the third quarter of 2006 was principally the result of increased impairment charges of mortgage-servicing assets, mainly attributable to a decrease in mortgage interest rates and increases in forecasted mortgage prepayment speeds at September 30, 2006. As a result, for the first nine months of 2006, Doral Financial recognized net impairment charges of $5.0 million, compared to a net recovery in value of $3.0 million recognized for the first nine months of 2005.
     Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes.

     Set forth below is a summary of the components of gains and losses from trading activities:
TABLE F
COMPONENTS OF TRADING ACTIVITIES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In thousands)	2006	2005	2006	2005
Net realized (losses) gains on sales of securities held for trading	$(8,892)	$3,178	$(5,479)	$10,286
Gains (losses ) on the IO valuation	2,425	(25,263)	(40,437)	(9,686)
Net unrealized gains (losses) on trading securities, excluding IOs	733	(117)	(2,706)	(1,690)
Net realized and unrealized (losses) gains on derivative instruments	(15,811)	50,296	9,576	(7,243)

Total	$(21,545)	$28,094	$(39,046)	$(8,333)

     Trading activities for the quarter and nine month period ended September 30, 2006 resulted in losses of $21.5 million and $39.0 million, respectively, compared to gains of $28.1 million and losses of $8.3 million for the corresponding 2005 periods. The negative variance in trading activities during the third quarter of 2006, as compared to the same period in 2005, was principally due to losses on derivative instruments recorded in the third quarter of 2006 as compared to gains recorded in the third quarter of 2005. The change in results on derivative instruments reflects decreasing interest rates during the third quarter of 2006. This was partially offset by a net unrealized gain of $1.5 million from derivatives resulting from certain gain sharing agreements created in connection with the previously reported restructuring of various loan transfer transactions. Pursuant to the agreements executed in connection with certain of those sales, the Company has the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations. Also, during the third quarter of 2006, the Company recognized realized losses on the sale of securities held for trading of $8.9 million, compared to a gain of $3.2 million for the corresponding 2005 period. During the third quarter of 2006, the Company entered into certain forward contracts (TBAs – FNMAs). As the price of the underlying securities in those forward contracts increased during the third quarter of 2006, the Company realized a loss of approximately $14.6 million at the time of settlement. This loss was partially offset by a realized gain of approximately $5.7 million recognized during the third quarter of 2006 related to certain forward contracts that were entered into during the second quarter of 2006 but that settled in the third quarter of 2006.
     Losses on derivative instruments for the first nine months of 2006 were driven by unrealized losses on the value of the Company’s trading securities, including net unrealized losses of $40.4 million on the value of the Company’s IOs, compared to net unrealized losses of $9.7 million for the comparable 2005 period. Losses on the value of the Company’s IOs during 2006 were primarily related to floating rate IOs that did not have caps on the pass-through interest rate payable to investors. During the second quarter of 2006, Doral Financial restructured its prior mortgage loan transfers giving rise to floating rate IOs without caps and as a result all of its remaining portfolios of floating rate IOs have caps on the pass-through interest rate payable to investors. For the third quarter of 2006, the Company recognized a net unrealized gain of $2.4 million on the IO valuation compared to an unrealized loss of $25.3 million for the third quarter of 2005. This change primarily reflects the significant reduction in the average balance of IOs on the Company’s balance sheet and the interest rate scenario. The discount rate on the IOs based on the Company’s internal valuation model was 12.44% at September 30, 2006 compared to 10.47% at September 30, 2005. For information regarding the Company’s IO internal valuation model refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in Doral Financial’s 2005 Annual Report on Form 10-K.
     Net Gain on Sale of Investment Securities. Net gain (loss) on sale of investment securities represents the impact on income of transactions involving the sale of securities classified as available for sale. During the third quarter of 2006, the Company did not sell investment securities. Sales of investment securities during the third quarter of 2005 resulted in a loss of $2.0 million. For the first nine months of 2006, sale of investment securities resulted in a gain of $0.1 million, compared to a gain of approximately $7.8 million for the same period a year ago. The decrease in net gain on sale of investment securities is mostly related to a decreased volume of sales.

     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income.
TABLE G
COMMISSIONS, FEES AND OTHER INCOME

	QUARTER		NINE MONTH PERIOD
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In Thousands)	2006	2005	2006	2005
Retail banking fees	$4,731	$4,618	$14,490	$12,953
Securities brokerage and asset management fees and commissions	148	330	868	1,003
Insurance agency commissions	2,095	3,244	6,854	9,220
Other income	418	2,098	6,426	3,059

Total	$7,392	$10,290	$28,638	$26,235

     Doral Financial’s banking fees increased during the quarter and first nine months of 2006 due to higher debit and credit card fees as well as higher service charges in checking accounts.
     Doral Financial’s insurance agency commission is principally comprised of dwelling and title insurance obtained by borrowers who obtain residential mortgage loans through Doral Financial’s mortgage-banking entities. The decrease in insurance agency commissions during the third quarter and first nine months of 2006 is attributable to the decrease in mortgage loan production experienced by the Company during the third quarter and first nine months of 2006.
     During the second quarter of 2006, Doral Financial entered into an agreement with a local financial institution to restructure all outstanding mortgage loan sale transactions between the parties. The restructuring resulted in a $3.6 million gain that is included as part of Other Income for the nine month period ended September 30, 2006.
     Also during the first nine months of 2006, the Company sold certain residential units of a residential housing project that the Company took possession of in 2005, resulting in revenues of approximately $0.4 million and $2.5 million for the third quarter and first nine months of 2006 that are included as part of Other Income.

NON-INTEREST EXPENSES
     A summary of non-interest expenses for the quarter and nine month period ended September 30, 2006 and 2005 is provided below.
TABLE H
NON INTEREST EXPENSES

	QUARTER		NINE MONTH PERIOD
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
(In Thousands)	2006	2005	2006	2005
Compensation and employee benefits	$21,741	$23,639	$64,366	$72,907
Taxes, other than payroll and income taxes	2,807	2,787	9,379	7,513
Advertising	2,593	4,044	8,414	12,972
Professional services — excluding restatement expenses	10,133	4,366	23,974	12,196
Professional services — restatement related expenses	404	13,619	19,941	21,025
Communication and information systems	4,430	4,391	13,985	13,779
Occupancy and other office expenses	6,747	8,320	20,691	23,665
Depreciation and amortization	5,392	5,424	17,020	15,506
Other	6,071	3,686	17,143	12,755

Total non-interest expenses	$60,318	$70,276	$194,913	$192,318

     Total non-interest expenses decreased by $10.0 million during the third quarter ended September 30, 2006, compared to the corresponding 2005 period. This decrease is primarily related to lower professional services expenses related to the restatement process and associated legal and accounting matters as the Company completed the restatement of its financial statements for periods between January 1, 2000 and December 31, 2004 during the first quarter of 2006. This reduction was partially offset by additional fees related to the Company’s reengineering efforts. In particular, during the first quarter of 2006, the Company engaged the firm of Proudfoot Consulting to implement a reengineering and cost reduction program across the organization. These measures have resulted in a substantial reduction in headcount, which has been reduced from 2,697 as of September 30, 2005 to 1,716 as of September 30, 2006. For the third quarter and first nine months of 2006, compensation expense includes $3.8 million and $11.2 million, respectively, in severance payments associated with the reduction in headcount. In addition, for the third quarter of 2006 and 2005, compensation expense includes $0.6 million and $2.4 million, respectively, associated with the expensing of stock-based compensation. For additional information of stock base compensation, please refer to Note “m” to the unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     The decrease in non interest expenses during the third quarter of 2006 also reflects decreases in depreciation and amortization due to the Company’s decision to consolidate marketing brands and close non-strategic branches during the first half of 2006. The Company experienced increased insurance costs and expensed a higher amount of prepaid municipal and property taxes during 2006 as compared to 2005.
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

     The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ending December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.
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
     For the third quarter and first nine months of 2006, Doral Financial recognized an income tax expense and an income tax benefit of $0.8 million and $28.1 million, respectively, compared to an income tax expense of $25.0 million and $30.7 million for the comparable 2005 periods, respectively. The decrease in the tax provision for the first nine months of 2006 is principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset as a result of the various agreements entered into with the Puerto Rico Treasury Department, (as discussed below).
     During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs ( the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary. The confirmation of the previously established tax basis of all IO transfers within the Doral Financial corporate group and the ability to use the IO Tax Asset in the Company’s profitable subsidiaries resulted in an increase in the deferred tax asset net of the valuation allowance and in a net tax benefit for the first nine months of 2006.
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
     Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). During the nine month period ended September 30, 2006, net operating losses of $190.9  million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in the creation of a valuation allowance. At September 30, 2006, the deferred tax asset, net of its valuation allowance of $157.5 million, amounted to approximately $242.9 million compared to $213.2 million at December 31, 2005.

     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to increased competition, a decline in margins and loss of market share.
BALANCE SHEET AND OPERATING DATA ANALYSIS
LOAN PRODUCTION
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. During the third quarter of 2006, the Company did not purchase mortgage loans from third parties. Purchases of mortgage loans from third parties were $128.8 million for the quarter ended September 30, 2005. Purchases of mortgage loans from third parties for the first nine months of 2006 amounted to $88.7 million, compared to $374.2 million for the same period in 2005. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:
TABLE I
LOAN PRODUCTION

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in Thousands, Except for Average Initial Loan Balance)	2006	2005	2006	2005
FHA/VA mortgage loans
Number of loans	493	876	1,515	3,238
Volume of loans	$50,259	$76,924	$152,457	$273,848
Percent of total volume	15%	6%	9%	6%
Average initial loan balance	$101,945	$87,813	$100,632	$84,573

Conventional conforming mortgage loans
Number of loans	316	2,162	1,167	7,584
Volume of loans	$34,851	$272,352	$132,409	$919,523
Percent of total volume	11%	19%	8%	22%
Average initial loan balance	$110,288	$125,972	$113,461	$121,245

Conventional non — conforming mortgage loans(1)
Number of loans	751	6,714	8,055	18,045
Volume of loans	$77,878	$719,828	$856,450	$1,982,805
Percent of total volume	24%	52%	51%	47%
Average initial loan balance	$103,699	$107,213	$106,325	$109,881

Other(2)
Number of loans	699	3,540	2,479	11,961
Volume of loans	$166,131	$328,292	$550,537	$1,068,338
Percent of total volume	50%	23%	32%	25%

Total loans
Number of loans	2,259	13,292	13,216	40,828
Volume of loans	$329,119	$1,397,396	$1,691,853	$4,244,514

(1)	Includes $8.6 million and $60.5 million in second mortgages for the quarters ended September 30, 2006 and 2005, respectively, and $67.5 million and $164.2 million in second mortgages for the nine month periods ended September 30, 2006 and 2005, respectively.

(2)	Consists of construction loans on residential projects, mortgage loans secured by multi-family and commercial properties as well as other commercial, land and consumer loans.

     As noted earlier, the decrease in Doral Financial’s loan production is due to a number of factors including changes in the underwriting standards, economic conditions in Puerto Rico and competition from other financial institutions. Doral Financial has decided to implement uniform, automated and rules-based underwriting standards. The implementation of these standards has caused disruption in the Company’s loan originations. The Company, however, believes that these changes will allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products in the future.
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing. For the nine month periods ended September 30, 2006 and 2005, refinance loans represented approximately 55% and 53%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant amount of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the periods indicated:
TABLE J
LOAN ORIGINATION SOURCES

	NINE MONTH PERIOD ENDED SEPTEMBER 30,
	2006			2005
	Puerto Rico	US	Total	Puerto Rico	US	Total
Retail	62%	—	62%	69%	1%	70%
Wholesale(1)	4%	—	4%	8%	—	8%
New Housing Developments	19%	3%	22%	10%	2%	12%
Multi-family	—	1%	1%	—	—	—
Other(2)	9%	2%	11%	7%	3%	10%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
MORTGAGE LOAN SERVICING
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans on a servicing retained basis from its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. The Company did not purchase servicing rights during the third quarter of 2006, as compared to the purchase of servicing rights of approximately $81.9 million in principal amount of mortgage loans during the corresponding period in 2005. For the nine month periods ended September 30, 2006 and 2005, the Company purchased servicing rights to approximately $16.4 million and $181.7 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:
TABLE K
MORTGAGE LOAN SERVICING

	AS OF SEPTEMBER 30,
(Dollars in Thousands, Except for Average Size of Loans)	2006	2005
COMPOSITION OF SERVICING PORTFOLIO AT PERIOD END:
GNMA	$2,168,023	$2,240,558
FHLMC/FNMA	4,033,627	3,979,137
Other conventional mortgage loans(1)(2)	9,304,017	9,189,884

Total servicing portfolio	$15,505,667	$15,409,579

SELECTED DATA REGARDING MORTGAGE LOANS SERVICED:
Number of loans	171,059	171,770
Weighted-average interest rate	6.59%	6.64%
Weighted-average remaining maturity (months)	254	257
Weighted-average gross servicing fee rate - loans serviced to others	0.3950%	0.3903%
Average servicing portfolio(3)	$15,709,088	$14,802,637
Principal prepayments	$1,102,310	$1,769,424
Constant prepayment rate	9%	14%
Average size of loans	$90,645	$89,711
Servicing assets, net	$178,010	$142,905

DELINQUENT MORTGAGE LOANS AND PENDING FORECLOSURES AT PERIOD END:
60-89 days past due	1.59%	1.27%
90 days or more past due	1.73%	1.66%

Total delinquencies excluding foreclosures	3.32%	2.93%

Foreclosures pending	2.22%	1.62%

SERVICING PORTFOLIO ACTIVITY:
Beginning servicing portfolio	$15,727,604	$14,264,367
Add:
Loans funded and purchased(4)	1,144,559	3,231,905
Bulk servicing acquired	16,376	181,712
Less:
Servicing sales	39,891	7,583
Run-off(5)	1,342,981	2,260,822

Ending servicing portfolio	$15,505,667	$15,409,579

(1)	Includes $3.6 billion and $5.7 billion of loans owned by Doral Financial at September 30, 2006 and 2005, respectively, which represented 23%and 37% of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $253.7 million and $287.7 million at September 30, 2006 and 2005, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Includes the average balance of loans owned by Doral Financial of $4.8 billion and $5.4 billion at September 30, 2006 and 2005, respectively.

(4)	Excludes approximately $547.3 million and $1.0 billion of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not part of the mortgage servicing-portfolio as of September 30, 2006 and 2005, respectively.

(5)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences secured by real estate located in Puerto Rico. At September 30, 2006 and 2005, approximately 1% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.1 billion and $1.8 billion for the nine month periods ended September 30, 2006 and 2005, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network.
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
     Doral Financial’s capital resources and financing costs have been adversely affected by a number of factors associated with the restatement process, including the downgrade of its credit ratings, its inability to access the capital markets, the decision of a substantial majority of its unsecured creditors not to renew committed credit facilities and the inability to sell non-conforming mortgage loans in the local market, as well as the related legal, accounting and other expenses. The decrease in Doral Financial’s credit ratings has and may continue to adversely affect its liquidity because lending institutions may be less inclined to renew or enter into new lending arrangements with Doral Financial or demand higher collateral requirements. In addition, counterparties to repurchase agreements used for funding loan origination activities or to derivative contracts used for interest rate risk management purposes have and could further increase the applicable margin requirements under such agreements.
     Doral Financial’s liquidity has been and continues to be adversely affected by the decrease in its interest rate margin resulting from the composition of its balance sheet and the interest rate environment.
     Doral Financial’s liquidity and capital position at the holding company differ from that of the Company’s banking subsidiaries. Banking regulations and related regulatory actions place restrictions on the ability of Doral Financial’s non-banking operations to rely on the liquidity of its banking subsidiaries. On March 17, 2006, the Company and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner, which prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval. As a result of Doral Financial’s holding company structure, its deposits and substantially all of its investment securities are held by its banking subsidiaries. Due to Doral Financial’s holding company structure and the regulatory constraints described above, the holding company’s access to the liquidity at its banking subsidiaries is significantly restricted.
     Since the second half of 2005, Doral Financial’s banking subsidiaries have relied primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of its mortgage loans and mortgage-backed securities as their primary sources of liquidity, while the holding company has relied primarily on repurchase agreements and sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. The requirements for sale of non-conforming loans in the U.S. secondary mortgage market tend to be stricter than those of the Puerto Rico market, where the Company used to sell its non-conforming loans prior to the beginning of the restatement process. In addition, the liquidity of the holding company has been adversely affected by an increased demand for loan repurchases pursuant to recourse or warranty obligations and the legal, accounting and other professional expenses associated with the restatement process and related legal proceedings. During the first nine months of 2006, the Company repurchased or substituted approximately $90.5 million in mortgage loans pursuant to existing recourse and representation and warranty obligations. Restatement expenses averaged $2.2 million per month during the first nine months of 2006. On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock. The holding company has continued to pay dividends on its preferred stock, and the Company continues to pay its debts as they become due.

     Doral Financial will need significant outside financing during 2007, principally for the refinancing of its $625 million floating rate senior notes that mature in July 2007 and to meet certain other working capital and contractual needs of the holding company. The capital and liquidity requirements of the holding company may also increase as a result of transactions that may be undertaken to restructure the composition of the Company’s balance sheet and as a result of the Company’s ongoing contingencies.
     The Company has selected advisors to assist in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance future earnings potential and reduce the high level of interest rate risk and volatility in its balance sheet.
     The Company must undertake a number of initiatives during 2007 in order to satisfy its capital and liquidity requirements. These initiatives could include the issuance of significant additional equity, the issuance of high-yield debt and the sale or pledge of assets. The issuance of additional equity could result in significant dilution to the existing shareholders. The Company’s ability to implement these initiatives and the terms thereof may be adversely affected by the Company’s current credit ratings, the ongoing shareholder litigation, the Company’s deteriorated earnings and balance sheet composition, the Company’s holding company structure and restrictions under the existing cease and desist orders and banking regulations on the ability of the Company to rely on the liquidity of its banking subsidiaries. Although the Company is formulating and taking steps to implement a plan to address its capital and liquidity needs, the Company cannot provide assurance that it will be ultimately successful in executing these initiatives. See Item 1A, Risk Factors, in Part II of this report.
     During February 2007, the Company must pay the $25 million civil penalty under its previously announced settlement with the SEC.
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During the nine month period ended September 30, 2006, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $50.2 million, compared to $35.2 million for the same period during 2005. The increase during 2006 was mainly related with the previously reported restructuring of various loan transfers transactions with local financial institutions during the second quarter of 2006 and new terms with respect to remittances schedules. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2006 and December 31, 2005, the outstanding principal balance of such delinquent loans was $253.7 million and $286.1 million, respectively, and the aggregate monthly amounts of funds advanced by Doral Financial was $21.6 million and $21.9 million, respectively. There were no servicing retained delinquent loan sales in the first nine months of 2006 or 2005.
     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans. During 2006, Doral Financial has experienced increased demands for repurchase associated with documentation and compliance issues. To the extent this trend continues, it would place increased demands on the Company’s liquidity.
     In addition to its servicing and warranty obligations, Doral Financial’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. See “Off-Balance Sheet Activities” below for additional information on these arrangements.
     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of September 30, 2006, Doral Financial’s maximum recourse exposure with FNMA amounted to $861.0 million and FNMA required the posting of approximately $44.0 million in cash collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.
     The following table shows Doral Financial’s sources of borrowings and the related average interest rate as of September 30, 2006 and December 31, 2005:
TABLE L
SOURCES OF BORROWINGS

	AS OF SEPTEMBER 30, 2006		AS OF DECEMBER 31, 2005
	AMOUNT	AVERAGE	AMOUNT	AVERAGE
(DOLLARS IN THOUSANDS)	OUTSTANDING	RATE	OUTSTANDING	RATE
Deposits	$4,377,266	3.80%	$4,237,269	2.98%
Repurchase Agreements	5,251,099	4.39%	6,054,598	4.08%
Advances from FHLB	1,034,500	4.27%	969,500	4.08%
Loans Payable	913,000	6.85%	3,578,230	5.75%
Notes Payable	882,472	6.61%	965,621	5.86%
     Doral Financial had collateralized warehousing, gestation and repurchase agreements lines of credit (including advances from the FHLB-NY) totaling $11.5 billion as of September 30, 2006, of which $6.3 billion was outstanding as of such date. The lines of credit are uncommitted facilities, under which the lender does not have a binding legal obligation to disburse funds to the Company.
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

     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, advances from the FHLB and from other borrowings, such as term notes backed by FHLB-NY letters of credit. As of September 30, 2006, Doral Financial’s banking subsidiaries held approximately $4.4 billion in deposits at a weighted-average interest rate of 3.80%.
     The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:
TABLE M
AVERAGE DEPOSIT BALANCE

	NINE MONTH PERIOD
	ENDED		YEAR ENDED
	SEPTEMBER 30, 2006		DECEMBER 31, 2005
	AVERAGE	AVERAGE	AVERAGE	AVERAGE
(DOLLARS IN THOUSANDS)	BALANCE	RATE	BALANCE	RATE
Certificates of deposit	$2,878,774	4.18%	$2,248,530	3.56%
Regular passbook savings	449,755	3.18%	476,600	2.34%
NOW accounts	536,749	2.64%	673,755	2.22%
Non-interest bearing	354,051	—	442,940	—

Total deposits	$4,219,329	3.53%	$3,841,825	2.76%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at September 30, 2006.
TABLE N
CERTIFICATES OF DEPOSIT MATURITIES

(IN THOUSANDS)	AMOUNT
Certificates of deposit maturing:
Three months or less	$491,726
Over three through six months	250,633
Over six through twelve months	1,046,669
Over twelve months	744,403

Total	$2,533,431

     As of September 30, 2006 and December 31, 2005, Doral Financial’s retail banking subsidiaries had approximately $2.1 billion and $1.9 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
REGULATORY CAPITAL RATIOS
     As of September 30, 2006, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively (i.e., total capital and Tier 1 capital to risk weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of September 30, 2006, based on existing Federal Reserve, FDIC and OTS guidelines.

TABLE O
REGULATORY CAPITAL RATIOS

	DORAL	DORAL	DORAL
	FINANCIAL	BANK PR	BANK NY
Total Capital (Total capital to risk-weighted assets)	14.9%	20.2%	16.1%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	13.0%	19.0%	15.6%
Leverage Ratio(1)	6.1%	7.1%	9.8%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
 Doral Financial’s regulatory capital ratios as of September 30, 2006 improved, when compared to September 30, 2005, due to a significant decrease in assets. The lower volume of risk-weighted assets during 2006, which decreased by 28% compared to 2005, was principally attributable to significant decreases in the Company’s loan portfolios, in particular the commercial and residential loan portfolios as a result of the restructuring of Company’s previous transfer of residential and commercial mortgage loans to a local financial institution, coupled with a decrease of its investment securities portfolio.
     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
     As of September 30, 2006, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be considered a well capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and not be subject to any written agreement or directive to meet a specific capital ratio.
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part I, Item 3, Legal Proceedings, in the Company’s 2005 Annual Report on Form 10-K.
     Pursuant to the requirements of the existing cease and desist orders, the Company submitted a capital plan to the Federal Reserve, pursuant to which the Company and Doral Bank PR have agreed to maintain minimum leverage ratios of 5.5% and 6.0%, respectively.
ASSETS AND LIABILITIES
     At September 30, 2006, Doral Financial’s total assets were $13.8 billion compared to $17.3 billion at December 31, 2005. The decrease in assets was due primarily to a decrease in the Company’s net loan portfolio of $2.1 billion, which resulted principally from the sale during the second quarter of 2006 of approximately $2.4 billion in loans as part of a restructuring transaction with a local financial institution.
     On May 25, 2006, Doral Financial entered into a series of credit agreements with FirstBank Puerto Rico, a wholly-owned subsidiary of First Bancorp, to document as secured borrowings the loan transfers between the parties that prior to the restatement had been accounted for as sales. The aggregate amount of the borrowings documented under the credit agreements was approximately $2.9 billion. Most of the borrowings accrue interest at a floating rate based on a spread over the applicable 90-day LIBOR subject to a cap and are subject to amortization schedules tied to the scheduled amortizations of the underlying mortgage loans subject to a maximum maturity of 10 years. The borrowings are subject to mandatory prepayments as a result of actual prepayments on, or sales of, the underlying mortgage loans, and the Company may prepay the borrowings at any time, without premium or penalty. On May 30, 2006, Doral Financial sold to a U.S. financial institution on a servicing retained basis approximately $2.4 billion of the loans securing these borrowings and reduced the outstanding principal balance of the borrowings to $450 million. As of September 30, 2006, the outstanding principal balance of these borrowings was $433.8 million. No IOs were created by Doral Financial as part of the subsequent sale of the mortgage loans.
     Total liabilities were $12.7 billion at September 30, 2006, compared to $16.1 billion at December 31, 2005. The decrease in liabilities was largely the result of a decrease in loans payable as a result of the loan sale discussed above, as well as a decrease in repurchase agreements. Since the second half of 2005, the Company has increasingly relied on deposits and short-term borrowings under FHLB advances, and less on senior notes payable. As of September 30, 2006, Doral Financial’s banking subsidiaries had $11.3 billion in assets, including assets of Doral International, an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $11.6 billion at December 31, 2005. The decrease in assets was principally due to de-leverage of the banking subsidiaries investment portfolio by not reinvesting the proceeds of investments at maturity or repayment.
OFF-BALANCE SHEET ACTIVITIES
     In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loan after sale. Recourse is generally limited to a period of time (generally from five to seven years) or up to a specified percentage (generally 10% to 15%) of the principal amount of the loans sold. In addition, certain loans are sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. Pursuant to the restructuring of certain transactions consummated during the second quarter of 2006, the Company’s outstanding principal balance of loans sold subject to recourse decreased by $1.2 billion, from $2.4 billion as of December 31, 2005 to $1.2 billion as of September 30, 2006. As of September 30, 2006, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $985.0 million (see Table R – Other Commercial Commitments for a breakdown of recourse obligation by expiration period). Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s unaudited consolidated financial statements, except for a liability of $8.7 million, as of September 30, 2006, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” As of September 30, 2006, approximately $73.2 million or 6% of the principal amount in loans sold with recourse were 60 days or more past due, of which $49.6 million were 90 days or more past due, compared to $66.2 million 90 days or more past due as of December 31, 2005.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse by loan type and weighted-average loan to value ratios as of September 30, 2006.
TABLE P
LOANS SUBJECT TO RECOURSE BY LOAN TYPE

			Loans Past Due – Over 90
			Days Without Insurance,
	Outstanding	Weighted-average	and Loan-To-Value Over
(In thousands)	Balance	Loan to Value	80%
Loan Type:
Conventional loans	$1,223,230	76.2%	$10,268
Commercial loans	2,958	68.5%	—

Total	$1,226,188	76.2%	$10,268

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
     Current management has decided to decrease recourse sales, including sales to FNMA and FHLMC.

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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At September 30, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $406.9 million and $7.2 million, respectively, and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $278.9 million. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
     The tables below summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of September 30, 2006.
TABLE Q
CONTRACTUAL OBLIGATIONS

(IN THOUSANDS)	PAYMENT DUE BY PERIOD
		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS(1)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Deposits	$4,377,266	$3,563,644	$702,528	$90,328	$20,766
Repurchase agreements(2)	5,251,099	1,996,299	2,454,800	800,000	—
Advances from the FHLB(2)	1,034,500	767,500	217,000	50,000	—
Loans payable(3)	913,000	141,062	224,174	163,783	383,981
Notes payable	882,472	636,937	1,715	765	243,055
Other liabilities	198,395	195,395	2,000	1,000	—
Non-cancelable operating leases	66,915	7,634	13,917	11,328	34,036

Total Contractual Cash Obligations	$12,723,647	$7,308,471	$3,616,134	$1,117,204	$681,838

(1)	Amounts included in the table above do not include interest.

(2)	Includes $3.1 billion of repurchase agreements with an average rate of 4.16% and $667.5 million in advances from the FHLB-NY with an average rate of 4.06%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less than one year category in the above table but have actual contractual maturities ranging from March 2008 to March, 2015. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Includes $841.4 million of secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purpose of the table above, the Company used a CPR of 14.3% to estimate the repayments.
TABLE R
OTHER COMMERCIAL COMMITMENTS(1)

(IN THOUSANDS)	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	TOTAL
	AMOUNT	LESS THAN			AFTER
OTHER COMMERCIAL COMMITMENTS	COMMITTED	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Commitments to extend credit	$406,881	$267,213	$117,052	$22,402	$214

Commitments to sell mortgage-backed securities and loans	278,930	278,930	—	—	—

Commercial and financial standby letters of credit	7,241	3,354	3,887	—	—

Maximum contractual recourse exposure	985,017	99,121	650,963	—	234,933

Total	$1,678,069	$648,618	$771,902	$22,402	$235,147

(1)	Refer to “Off-Balance Sheet Activities” above for additional information regarding other commercial commitments of the Company.
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
Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels established and reviewed periodically by the Board of Directors. Management seeks to modify the risk profile of the balance sheet through hedging activities to achieve targeted levels.
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
     The table below shows the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases and decreases of interest rates, as of September 30, 2006 and December 31, 2005.

	Market Value	Net Interest
As of September 30, 2006	of Equity Risk	Income Risk[1]
+ 100 BPS	(31.4)%	2.3%
- 100 BPS	11.0%	(2.0)%

	Market Value	Net Interest
As of December 31, 2005	of Equity Risk	Income Risk[1]
+ 100 BPS	(24.7)%	(3.7)%
- 100 BPS	12.8%	6.8%

(1)	Based on 12-month forward change in net interest income.
     The decrease in Net Interest Income Risk as of September 30, 2006 compared to December 31, 2005 primarily relates to the Company’s restructuring of previous transfers of residential and commercial mortgage loans to local financial institutions. The residential and commercial mortgage loans were long-term fixed assets that were funded with short- term variable liabilities, creating interest income risk.
     The increase in Market Value of Equity Risk from December 31, 2005 to September 30, 2006 primarily relates to increases in long-term interest rates during the first half of 2006. During the first half of 2006, as interest rates increased, the duration of the Company’s mortgage-related assets also increased. However, this increase was not offset by a proportional increase in value of the Company’s instruments used for interest rate risk management purposes. In addition, the duration of the Company’s structured borrowings, comprised of FHLB advances and repurchase agreements, decreased due to the fact that many of these instruments have call option in favor of the lender requiring Doral Financial to prepay the borrowing at the lender’s option. In a rising rate environment, as lenders exercise their call rights, Doral Financial is required to replace lower-cost funding with higher cost funding. The increase in the duration of the assets coupled with the decrease in duration of liabilities led to an increase in the duration of equity, which in turn led to higher sensitivity and higher Market Value of Equity Risk.
     The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Change in Fair	Change in	Change in Fair	Change in
	Value of	Fair Value of	Value of	Fair Value of
	Available for	Held to	Available for	Held to
(In thousands)	Sale Securities	Maturity	Sale Securities	Maturity
Change in yield curve (basis points)	and FHLB Stock	Securities	and FHLB Stock	Securities
+200	$(383,782)	$(329,838)	$(425,632)	$(290,743)
+100	(184,068)	(153,851)	(200,611)	(140,570)
+50	(88,285)	(74,004)	(94,944)	(68,916)
Base	—	—	—	—
-50	76,570	65,812	79,585	62,654
-100	133,419	124,833	137,066	121,809
-200	200,059	225,881	212,629	232,626
     Doral Financial’s balance sheet includes a large portfolio of long-term investment securities with fixed interest rates, mostly mortgage-backed and U.S. Treasury securities. These securities were purchased as part of prior management’s strategy to maximize tax-exempt income. The investment portfolio was mostly financed with short-term or callable liabilities. Under a steep yield curve environment, the strategy increased net interest income but exposed the Company to higher interest rate risk from increasing rates and changes in the shape of the yield curve.
     Because of the current composition of Doral Financial’s assets and liabilities, the Company believes that its net interest margin over a 2 year horizon would compress under certain rising or declining interest rate environments, assuming parallel and instantaneous increases or decreases of interest rates. Under certain rising interest rate scenarios, the duration of the Company’s fixed-rate mortgages loans and securities would extend and the Company would be locked into lower-yielding assets for longer periods. At the same time, due to the callable features of the Company’s liabilities, the duration of the Company’s callable liabilities would shorten and the Company would have to refinance its liabilities at higher rates. Under certain declining interest rate scenarios, the duration of the Company’s fixed-rate mortgages loans and securities would shorten as mortgage refinancings increase (this tendency is referred to as negative convexity) and the Company would have to reinvest principal prepayments at lower rates. Conversely, the duration of the Company’s callable liabilities would extend, as lenders would not exercise such options, and the Company would be locked into higher borrowing rates. The Company with the help of financial advisers is examining alternatives to restructure its balance sheet in order to enhance the Company’s future earnings potential and to reduce the high level of interest risk and volatility inherent in its balance sheet.
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
     The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at September 30, 2006. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.

TABLE S
INTEREST RATE SWAPS
(DOLLARS IN THOUSANDS)

			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE
$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.416%	4.430%	$4,325

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.426%	4.443%	$4,295

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.390%	3.688%	$1,514

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.390%	3.655%	$1,547

$200,000	November, 2009	To protect the spread of the variable IOs	5.499%	3.773%	$7,345

$200,000	November, 2009	To protect the spread of the variable IOs	5.410%	3.975%	$6,216
     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $7.4 billion and $14.6 billion, respectively, as of September 30, 2006 and December 31, 2005. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives. Doral Financial’s ability to use derivatives in the future, however, could be adversely affected by a number of factors related to the restatement, including the downgrade of it credit ratings. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.

TABLE T
FAIR VALUE RECONCILIATION

Nine Month Period ended
(In thousands)	September 30, 2006
Fair value of contracts outstanding at the beginning of the period	$25,241
Contracts realized or otherwise settled during the period	(7,572)
Fair value of new contracts entered into during the period	31
Changes in fair values during the period	6,776

Fair value of contracts outstanding at the end of the period	$24,476

TABLE U
SOURCE OF FAIR VALUE

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess	Total Fair
As of September 30, 2006	1 Year	1-3 Years	3-5 Years	of 5 Years	Value
Source of Fair Value

Prices actively quoted	$(2,266)	$—	$—	$—	$(2,266)
Prices provided by other external sources	13,181	—	13,561	—	26,742

	$10,915	$—	$13,561	$—	$24,476

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
TABLE V
DERIVATIVE COUNTERPARTY CREDIT EXPOSURE

(Dollars in thousands)	September 30, 2006
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$1,150,000	$17,963	$—	$17,963	1.67
A+	3	1,250,000	4,971	(2,266)	2,705	0.41

Subtotal	4	2,400,000	$22,934	$(2,266)	$20,668	1.01

Other derivatives(4)		5,000,000

Total Derivatives		$7,400,000

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	During the third quarter of 2006 the Company recognized a net unrealized gain of $1.5 million from a derivative resulting from certain gain sharing agreements created in connection with the previously reported restructuring of various loan transfer transactions. Pursuant to the agreements executed in connection with certain of those sales, the Company has the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.

(Dollars in thousands)	December 31, 2005
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$400,000	$13,939	$—	$13,939	3.87
A+	2	1,000,000	1,958	(3,909)	(1,951)	1.24
A	1	550,000	—	(2,864)	(2,864)	1.63

Subtotal	4	1,950,000	$15,897	$(6,773)	$9,124	1.89

Other derivatives(4):
Treasury future options		12,600,000

Total Derivatives		$14,550,000

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	Consists of exchange-traded contracts. Exchange trade derivatives do not measurably increase our exposure to counterparty credit risk because changes in value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.

Credit Risk
          Doral Financial is subject to credit risk with respect to its portfolio of loans receivable. Loans receivable represents loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loan. Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose of in case of foreclosure.
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
     In connection with the transformation of Doral Financial’s business strategies, the Company’s current management determined that Doral Financial’s underwriting procedures and controls were not sufficiently robust or effective to enable the Company to readily sell non-conforming loans in the U.S. institutional secondary mortgage market and were not consistent with the Company’s goals of retaining a greater portion of loan production and improving the quality of its loan portfolio. Accordingly, Doral Financial’s current management, with the assistance of outside experts, is implementing a number of changes in the Company’s loan application and underwriting standards and controls. Doral Financial has decided to implement uniform, automated and rules-based underwriting standards. The implementation of these standards has caused disruption in the Company’s loan originations. The Company believes that these changes will allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products in the future.
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
          During 2006, a number of key economic indicators suggest that the Puerto Rico economy is suffering a slowdown, as a result of, among other things, high levels of oil prices, the upward trend in short-term interest rates and the flattening of the yield curve, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term rates and the reduction in public investment have had an adverse effect in construction activity, which has been a key contributor to economic growth in recent years. Doral Financial will continue to monitor the impact of macro-economic conditions in Puerto Rico on its loan portfolio when assessing the adequacy of its provision for loan and lease losses. Also during the fourth quarter of 2006, the Sales and Use Tax legislation became effective in Puerto Rico. This law provides, among other things, for a general sales and use tax of 5.5%, a municipal sales and use tax of 1.5% and certain tax relief measures to be implemented as part of the tax reform. The tax law imposes an additional burden on Puerto Rico residents that may result in additional credit quality deterioration.
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
     During the nine month period ended September 30, 2006, Doral Financial entered into $335.4 million of commitments to disburse construction loans for residential housing projects. The following table presents further information on the Company’s construction portfolio.

	As of
	September 30,	As of
(In thousands)	2006	December 31, 2005
Construction loans(1)	$834,288	$795,848

Total undisbursed funds under existing commitments	$325,441	$375,694

Non-performing construction loans	$36,084	$9,212

Net charge offs — Construction loans	$—	$4,938

Allowance for loan losses — Construction loans	$28,704	$20,748

Non-performing construction loans to total construction loans	4.33%	1.16%
Allowance for loan losses — construction loans to total construction loans	3.44%	2.61%
Net charge-offs to total construction loans	0.00%	0.62%

(1)	Includes $690.7 million and $670.3 million of construction loans for residential housing projects as of September 30, 2006 and December 31, 2005, respectively. Also includes $143.6 million and $125.5 million of construction loans for commercial, condominiums and multi-family projects as of September 30, 2006 and December 31, 2005, respectively.
Non-performing assets and allowance for loan and lease losses
          Non-performing assets (“NPAs”) consist of loans on a non accrual basis and other real estate owned. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual basis when principal and interest become current and collectibility is reasonably assured. As of September 30, 2006 and 2005, Doral Financial would have recognized $14.2 million and $14.1 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. During the third quarter of 2006, the Company reversed interest income amounting to $1.6 million for certain substandard construction loans that were not yet delinquent for more than 90 days due to concerns as to ultimate collectibility of the loan.
          The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard ratings, are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. During the third quarter of 2006, Doral Financial evaluated a total of approximately $112.3 million construction and commercial loans for impairment for which there are specific allowances amounting to approximately $17.0 million.
          Doral Financial records an allowance for small-balance homogeneous loans (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on a group basis under the provisions of SFAS No. 5 “Accounting for Contingencies”. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.

     The Company experienced an increase in non-performing commercial and construction loans due to the overall deterioration in economic conditions in Puerto Rico, the slowdown in construction permits issued by the government and an overall deterioration in the housing markets. Even though the majority of these loans are collateralized by real estate, such macro-economic factors have contributed to increased delinquencies in both the construction and commercial portfolios.
     The following table sets forth information with respect to Doral Financial’s non-accrual loans, other real estate owned (“OREO”) and other non-performing assets as of the dates indicated. Doral Financial did not have any troubled debt restructurings as of any of the periods presented.

TABLE W
NON-PERFORMING ASSETS

	AS OF	AS OF
(DOLLARS IN THOUSANDS)	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Non-accrual loans:

Residential mortgage loans — held for sale (1)	$81,807	$171,298
Residential mortgage loans — held for investment (2)	77,902	3,904

Total non-accrual residential mortgage loans	159,709	175,202

Other lending activities:
Construction loans	36,084	9,042
Commercial real estate loans	16,047	8,594
Commercial real estate loans — held for sale	9,438	2,923
Consumer loans	3,059	1,932
Commercial non-real estate loans	2,575	1,056
Lease financing receivable	788	158

Total non-accrual other lending activities(3)	67,991	23,705

Total non-accrual loans	227,700	198,907

Construction loans past due 90 days and still accruing	—	170

Total non-performing loans	227,700	199,077

OREO	29,830	17,662

Total NPAs of Doral Financial (consolidated)	$257,530	$216,739

Total NPAs as a percentage of the loans portfolio, net, and OREO	4.53%	2.77%

Total NPAs of Doral Financial as a percentage of consolidated total assets	1.87%	1.25%

Total non-performing loans to total loans (excluding GNMA defaulted loans)	4.05%	2.57%

Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing residential mortgage loans and other non-performing loans held for sale) at end of period(4)	83.28%	162.18%

(1)	Does not include approximately $90.2 million and $74.0 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of September 30, 2006 and December 31, 2005, respectively.

(2)	During 2006, the Company reclassified $885.9 million from its mortgage loans held for sale portfolio to its loans receivable portfolio. The loans transferred were recognized in the Company’s loan receivable portfolio discounted at their market value.

(3)	Refer to non-performing assets and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

(4)	The proportion of the allowance for loan losses allocated to residential mortgage loans to total residential mortgage loans portfolio historically has been lower than in other lending activities. A substantial part of the amounts due on delinquent residential mortgage loans has been historically recovered through sale of the property after foreclosure or negotiated settlements with borrowers. For purpose of comparability with the industry, the ratio of allowance for loan and lease losses to total non-performing loans excludes the allowance allocated to residential mortgage loans from the numerator and the total residential mortgage loans portfolio and other non-performing loans held for sale from the denominator.

     Doral Financial believes that the value of the OREO reflected on its Consolidated Statements of Financial Condition represents a reasonable estimate of the properties’ fair values, net of disposition costs. The fair value of the OREO is normally determined on the basis of internal and external appraisals and physical inspections.
     The following table summarizes certain information regarding Doral Financial’s allowance for loan and lease losses for both Doral Financial’s banking and mortgage banking business for the periods indicated.

TABLE X
ALLOWANCE FOR LOAN AND LEASE LOSSES

	QUARTER ENDED		NINE MONTH PERIOD
	SEPTEMBER 30,		ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)	2006	2005	2006	2005
Allowance for Loan and Lease Losses:
Balance at beginning of period	$44,145	$22,672	$35,044	$20,881
Provision (recovery) for loan and lease losses:
Construction loans	1,394	6,045	7,956	8,617
Residential mortgage loans	2,383	731	3,171	354
Commercial real estate loans	3,918	945	4,553	2,581
Consumer loans	1,441	1,013	3,769	3,896
Lease financing	246	442	679	817
Commercial non-real estate loans	862	237	1,092	806
Land secured loans	(118)	(43)	(49)	4

Total provision for loan and lease losses	10,126	9,370	21,171	17,075

Charge-offs:
Construction loans	—	—	—	(4,717)
Residential mortgage loans	—	—	—	(79)
Commercial real estate loans	—	—	(133)	(29)
Consumer loans	(1,263)	(789)	(2,993)	(1,878)
Lease financing	—	—	—	—
Commercial non-real estate loans	(197)	(504)	(490)	(734)
Land secured loans	—	—	—	—

Total charge-offs	(1,460)	(1,293)	(3,616)	(7,437)

Recoveries:
Construction loans	—	—	—	—
Residential mortgage loans	—	—	—	—
Commercial real estate loans	8	20	14	173
Consumer loans	51	80	178	179
Lease financing	—	—	—	—
Commercial non-real estate loans	141	33	207	63
Land secured loans	—	—	—	—

Total recoveries	200	133	399	415

Net charge-offs	(1,260)	(1,160)	(3,217)	(7,022)

Other	(93)	(24)	(80)	(76)

Balance at end of period	$52,918	$30,858	$52,918	$30,858

Allowance for loan losses as a percentage of loans receivable outstanding at the end of period(1)	1.52%	1.38%	1.52%	1.38%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.14%	0.22%	0.13%	0.49%
Provision for loan losses to net charge-offs on an annualized basis	803.65%	807.76%	658.15%	243.16%

(1)	For purposes of this ratio, the denominator includes loans secured by real estate of $405.0 million and $464.7 million as of September 30, 2006 and 2005, respectively, resulting from mortgage transfers from local financial institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided. Also includes the unamortized balance of mortgage loans transferred during 2006 from the mortgage loans held for sale portfolio to the loans receivable portfolio amounting to $844.0 million as of September 30, 2006. The loans transferred were recognized in the Company’s loan receivable portfolio discounted at its market value. The Company has increased its provision for loan losses by $2.1 million for the nine months ended September 30, 2006 due to overall deterioration of the loans since the time of transfer.

     The Company determined, based on an analysis of the credit quality, composition of its loan portfolio, and loan loss experience, that the allowance should be increased to reflect the increased risk. The increase in the allowance for loan and lease losses reflects principally an increase in the allowance for the Company’s commercial and residential mortgage loan portfolios, as a result of increase in delinquency trends in the loans portfolio. See “Credit Risks” above for further information on the Company’s construction loan portfolio and the related allowance for loan losses.
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
     Doral Financial will need significant outside financing during 2007, principally for the refinancing of its $625 million floating rate senior notes that mature in July 2007 and to meet certain other working capital and contractual needs of the holding company. The capital and liquidity requirements of the holding company may also increase as a result of transactions that may be undertaken to restructure the composition of the Company’s balance sheet and as a result of the Company’s ongoing contingencies.
     The Company has selected advisors to assist in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance the Company’s future earnings potential and reduce the high level of interest rate risk and volatility in its balance sheet. The Company must undertake a number of initiatives during 2007 in order to satisfy its capital and liquidity requirements. These initiatives could include the issuance of significant additional equity, the issuance of high-yield debt and the sale or pledge of assets. The issuance of additional equity could result in significant dilution to the existing shareholders. The Company’s ability to implement these initiatives and the terms thereof may be adversely affected by the Company’s current credit ratings, the ongoing shareholder litigation, the Company’s deteriorated earnings and balance sheet composition, the Company’s holding company structure and restrictions under the existing cease and desist orders and banking regulations on the ability of the Company to rely on the liquidity of its banking subsidiaries. Although the Company is formulating and taking steps to implement a plan to address its capital and liquidity needs, the Company cannot provide assurance that it will be ultimately successful in executing these initiatives. See Item 1A, Risk Factors, in Part II of this report.
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
     During 2005 and 2006, the Commonwealth of Puerto Rico considered several alternatives for a comprehensive tax and fiscal reform. On July 4, 2006, the Puerto Rico legislature approved legislation amending the PR Code to provide, among other things, for a general sales and use tax of 5.5%, a municipal sales and use tax of 1.5% and certain tax relief measures to be implemented as part of the tax reform. Such law became effective on November 15, 2006.
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
     For additional information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1 Business “The Commonwealth of Puerto Rico, USA – Current Fiscal Situation” in the Company’s 2005 Annual Report on Form 10-K and Item 1A, Risk Factors, in Part II of this report.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
     Doral Financial’s management, with the participation of its current Chief Executive Officer and its current Chief Financial Officer, evaluated the effectiveness of Doral Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
     The Company’s current management identified certain material weaknesses in Doral Financial’s internal control over financial reporting as of December 31, 2005, as set forth under “—Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2005 Annual Report on Form 10-K. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of their assigned functions. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses and the Company’s inability to timely file its annual and quarterly reports, Doral Financial’s current Chief Executive Officer and its current Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006.
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

Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2006, as described in Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company continued to take certain steps to address some of the issues raised by the restatement process that started on April 15, 2005 and the material weaknesses in internal control over financial reporting that existed as of December 31, 2005. As part of this remediation program, the Company has added skilled resources, including outside consultants, to improve controls and increase the reliability of the financial closing process. Except for these remediation efforts, which continued during the third quarter of 2006, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting.
     The Company has and continues to develop a plan for remedying all of the identified material weaknesses, and the work will extend beyond 2006. As a result, the Company expects that it will continue to have one or more material weaknesses in its internal control over financial reporting as of December 31, 2006.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Doral Financial is subject to various legal proceedings arising as a result of the restatement of the Company’s financial statements for the years 2000 to 2004. For information on these proceedings, please refer to Note “u” to the unaudited interim financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
     For a detailed discussion of certain risk factors that could affect Doral Financial’s operations, financial condition or results for future periods see the risk factors below and Item 1A, Risk Factors, in Doral Financial’s 2005 Annual Report on Form 10-K.
Doral Financial will need significant outside financing during 2007
     Doral Financial will need significant outside financing during 2007, principally for the refinancing of its $625 million floating rate senior notes that mature in July 2007 and to meet certain other working capital and contractual needs of the holding company. The capital and liquidity requirements of the holding company may also increase as a result of transactions that may be undertaken to restructure the composition of the Company’s balance sheet and as a result of the Company’s ongoing contingencies.
     The Company has selected advisors to assist in reviewing a number of possible alternatives to refinance this indebtedness and in examining alternatives to restructure its balance sheet in order to enhance the potential for future earnings and reduce the high level of interest rate risk and volatility inherent in its balance sheet. The Company must undertake a number of initiatives during 2007 in order to satisfy its capital and liquidity requirements. These initiatives could include the issuance of significant additional equity, the issuance of high-yield debt and the sale or pledge of assets. The issuance of additional equity could result in significant dilution to the existing shareholders. The Company’s ability to implement these initiatives and the terms thereof are subject to risks and uncertainties and may be adversely affected by the Company’s current credit ratings, the ongoing shareholder litigation, the Company’s deteriorated earnings and balance sheet composition, the Company’s holding company structure and restrictions under the existing cease and desist orders and banking regulations on the ability of the Company to rely on the liquidity of its banking subsidiaries. The failure to implement these initiatives or to otherwise refinance the $625 million senior notes that mature in July 2007 and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition. In addition, the Company’s banking regulators could take additional actions to protect the Company’s banking subsidiaries or to ensure that the holding company remains a source of financial and managerial strength to its banking subsidiaries and such actions could have adverse effects on one or more of the Company’s stakeholders. Although the Company is formulating and taking steps to implement a plan to address its capital and liquidity needs, the Company cannot provide assurance that it will ultimately be successful in executing these initiatives.

The economy of Puerto Rico is slowing down
     Beginning in 2005, a number of key economic indicators suggest that the economy of Puerto Rico is slowing down. This trend continued during 2006.
     For the first time since 2002, during the first half of 2006, manufacturing activity has shown a decline, compared to the same period in 2005. The trend worsened during the third quarter, but appears to be leveling off towards the year end.
     Construction remained weak during the first half of 2006, as the combination of rising interest rates, the Puerto Rico’s fiscal situation and decreasing public investment in construction projects affected the sector. Construction activity, however, expanded modestly when compared to the same period in 2005. The value of construction permits during the fiscal year ended June 2006 declined 4.3%, with most of the drop coming from the public sector. Retail sales during the six months ended June 2006 also reflected the uncertainty prevalent at the time related to the Commonwealth’s fiscal situation, as well as increased oil and utility prices. Sales registered a decline of 1.9% as compared to the same period in 2005, as the months surrounding the temporary government shutdown were particularly affected. The unemployment rate, after spiking temporarily to almost 20% in May 2006 as a result of the shutdown of the Commonwealth’s government, has declined to 10.7% as of August 2006.
     Tourism activity, however, has expanded consistently since 2004, and in the fiscal year ended June 2006 it registered the strongest increase in four years. Factors that may be boosting the tourism sector are geo-political tensions throughout the world, a relative benign hurricane season for the past two years, and a relative firm U.S. economy.
     In general, the Puerto Rico economy continued its trend of decreasing growth and ended the first half of the year with minimal momentum, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
     The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of the Company’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Stockholders Meeting of the Company was held on October 24, 2006. A quorum was obtained with 95,758,953 votes represented in person or by proxy, which represented approximately 88.7% of all votes eligible to be cast at the meeting. Eleven directors of the Company, John A. Ward, III, Glen R. Wakeman, Dennis G. Buchart, Edgar M. Cullman, Jr., Efraim Kier, John L. Ernst, Peter A. Hoffman, John B. Hughes, Adolfo Marzol, Manuel Peña-Moros and Harold D. Vicente were elected for one-year terms. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006 was also approved. The results of the voting for each of the proposals is set forth below:

Election of Directors

NOMINEES FOR ONE-YEAR TERM	VOTES FOR	VOTES WITHHELD
John A. Ward, III	86,137,721	9,621,232
Glen R. Wakeman	92,475,734	3,283,219
Dennis G. Buchert	91,751,797	4,007,156
Edgar M. Cullman, Jr.	86,637,195	9,121,758
John L. Ernst	88,941,635	6,817,318
Peter A. Hoffman	90,240,297	5,518,656
John B. Hughes	89,375,289	6,383,664
Efraim Kier	89,351,559	6,407,394
Adolfo Marzol	91,736,397	4,022,556
Manuel Peña-Morros	92,499,627	3,259,326
Harold D. Vicente	89,252,716	6,506,237
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2006

For:	84,147,290
Against:	11,385,293
Abstain:	226,370
Broker Non-Votes:	0
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

DORAL FINANCIAL CORPORATION
(Registrant)

Date: December 29, 2006	/s/ Glen Wakeman

Glen Wakeman
Chief Executive Officer and President

Date: December 29, 2006	/s/ Marangal I. Domingo

Marangal I. Domingo
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
10.1		Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco.

10.2		Employment Agreement, dated as of August 21, 2006, between Doral Financial Corporation and Calixto García-Vélez.

10.3		Employment Agreement, dated as of September 25, 2006, between Doral Financial Corporation and Marangal I. Domingo.

10.4		Employment Agreement, dated as of September 18, 2006, between Doral Financial Corporation and Olga Mayoral-Wilson.

10.5		Employment Agreement, dated as of October 16, 2006, between Doral Financial Corporation and Gerardo Leiva.

10.6		Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq.

12.1	-	Computation of Ratio of Earnings to Fixed Charges.

12.2	-	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	-	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.