Form 10-K
period 2006-12-31
DORAL FINANCIAL CORP
filed 2007-04-30
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17224
Doral Financial Corporation
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0312162
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

1451 Franklin D. Roosevelt Avenue	00920-2717
San Juan, Puerto Rico	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (787) 474-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value.	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
7.00% Noncumulative Monthly Income Preferred Stock, Series A
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
     $617,140,903, approximately, based on the last sale price of $6.41 per share on the New York Stock Exchange on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 107,948,236 shares as of April 16, 2007.

DORAL FINANCIAL CORPORATION
2006 ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE
     Doral Financial Corporation (“Doral Financial” or the “Company”) was unable to timely file with the Securities and Exchange Commission (“SEC”) this Annual Report on Form 10-K for the year ended December 31, 2006 as a result of delays in the preparation of its consolidated financial statements for the year ended December 31, 2006 and in management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2006.
FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements. In addition, Doral Financial may make forward-looking statements in its press releases or in other public or shareholder communications and its senior management may make forward-looking statements orally to analysts, investors, the media and others. These “forward-looking statements” are identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.
     Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:
•	risks and uncertainties associated with Doral Financial’s need for significant outside financing during 2007 to meet its liquidity and capital needs, including the repayment of its $625 million floating rate notes due on July 20, 2007;

•	the impact of Doral Financial’s failure to consummate a recapitalization transaction or the settlement of the ongoing shareholder litigation against Doral Financial;

•	potential adverse developments from ongoing enforcement actions by bank regulatory agencies;

•	risks associated with recent losses and their adverse impact on Doral Financial’s capital position;

•	risks associated with the Company’s contingent obligations regarding recourse arrangements and representations and warranties in connection with its loan sales;

•	risks arising from the downgrades and potential further downgrades in the credit ratings of Doral Financial’s securities;

•	risks associated with the potential impact of fluctuating interest rates on Doral Financial’s net interest margin resulting from the current mismatch in its assets and liabilities;

•	Doral Financial’s ability to attract new clients and retain existing clients;

•	Doral Financial’s ability to retain and attract key employees;

•	Doral Financial’s ability to successfully implement new business strategies;

•	Doral Financial’s ability to derive sufficient income to realize the benefits of its deferred tax asset;

•	potential adverse developments in the credit quality of Doral Financial’s loan portfolio;

•	risks associated with the effects of global, national and regional economic and political conditions, including with respect to fluctuations in interest rates;

•	risks arising from worsening economic conditions in Puerto Rico;

•	potential adverse developments in connection with the ongoing grand jury investigation by the U.S. Attorney’s Office for the Southern District of New York;

•	risks associated with Doral Financial’s inability to prepare and timely file financial statements;

•	risks arising from material weaknesses in Doral Financial’s internal control over financial reporting; and

•	developments in the regulatory and legal environment for financial services companies in Puerto Rico and the United States.
     Doral Financial does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.
     Investors should carefully consider these factors and the risk factors outlined under Item 1A. Risk Factors, in this Annual Report on Form 10-K.

PART I
Item 1. Business.
GENERAL
Overview
     Doral Financial was organized in 1972 under the laws of the Commonwealth of Puerto Rico. Doral Financial’s principal executive offices are located at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717, and its telephone number is (787) 474-6700.
     Doral Financial manages its business through four operating segments – mortgage banking, banking (including thrift operations), insurance agency and institutional securities. Doral Financial primarily conducts the following operations in these segments:
     Mortgage Banking. Doral Financial originates, purchases, sells, securitizes and services residential mortgage loans primarily in the Commonwealth of Puerto Rico. Historically, this segment also conducted most of the Company’s risk management activities, including derivative instruments. During 2005 and 2006, the amount of interest-only strips (“IOs”) and investment securities held at the holding company and non-bank subsidiaries was substantially reduced. Accordingly, risk management activities are now being principally conducted within the Company’s banking segment.
     Banking. Through Doral Bank Puerto Rico (“Doral Bank PR”), Doral Financial accepts deposits and invests in mortgage loans, sourced primarily through the Company’s mortgage banking operations in Puerto Rico, as well as through purchases from non-affiliates. Doral Bank PR has 44 retail bank branches throughout Puerto Rico. Doral’s banking subsidiary also provides construction and commercial loan financing primarily secured by real estate as well as consumer loans. The banking operation also invests in and holds a significant amount of investment securities. Doral Financial also operates a thrift institution in the New York City metropolitan area through Doral Bank, FSB (“Doral Bank NY”). On March 15, 2007, Doral Financial announced that it had agreed to sell its 11 existing New York City branches to New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to a definitive purchase and assumption agreement. The transaction, which is subject to regulatory approval and other customary conditions, is expected to be completed in the third quarter of 2007. Doral Financial will retain Doral Bank NY’s federal thrift charter. See “Recent Significant Events — Sale of NY Branches” below.
     Insurance Agency. Doral Financial offers property, casualty, life and title insurance as an insurance agency, primarily to its mortgage loan customers.
     Institutional Securities. Doral Financial operates an institutional broker-dealer. The operations of this broker-dealer have been greatly reduced and currently its operations are limited to providing investment management services to a local investment company.
     Mortgage banking and investing in mortgage loans have traditionally been Doral Financial’s core business. New management, however, has made an evaluation of the Company’s business strategy and has made the decision to transform the Company into a more traditional community banking institution with a broader range of loan products and banking services and place less emphasis on trading and investment activities, with the intent of reducing the volatility of Doral Financial’s earnings and improving its interest rate risk-profit profile. See “—Business Transformation Strategy” below for additional information as to recent changes in the Company’s business strategy.
Availability of Information on Website
     Doral Financial’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, through its website, http://www.doralfinancial.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, Doral Financial makes available on its website under the heading “Corporate Governance” its: (i) Code of Business Conduct and Ethics; (ii) Corporate Governance Guidelines; (iii) Information Disclosure Policy; and (iv) the charters of the Audit, Compensation, Corporate Governance and Nominating, and Risk Policy committees, and also intends to disclose any amendments to its Code of Business Conduct and Ethics, or waivers of the Code of Business Conduct and Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, and Controller, on its website or upon written request to the Secretary of the Company at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
     The public may read and copy any materials Doral Financial files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Doral Financial, at its website (http://www.sec.gov).
Holding Company Structure
     Doral Financial is a corporation organized under the laws of the Commonwealth of Puerto Rico. Doral Financial conducts its activities primarily through its wholly-owned subsidiaries, Doral Bank (“Doral Bank PR”), Doral Mortgage Corporation (“Doral Mortgage”), Doral Bank, FSB (“Doral Bank NY”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), Doral Securities, Inc. (“Doral Securities”) and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR in turn has three wholly-owned subsidiaries: Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the New York City metropolitan area, Doral International, Inc., a Puerto Rico-based international banking entity, and CB, LLC, an entity formed to dispose of a real estate project that Doral Bank PR received in lieu of foreclosure.
Recent Significant Events
     Recapitalization Process
     Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. The Company currently estimates that these external funding needs for 2007 will range between approximately $700 million and $800 million (without considering the distribution of any proceeds from the sale of Doral Bank NY’s branches). The Company’s consolidated financial statements included in this annual report have been prepared assuming Doral Financial will continue as a going concern. In light of the holding company’s liquidity needs and the risks and uncertainties surrounding its recapitalization process, the holding company’s liquidity position raises substantial doubts about the holding company’s ability to continue operating as a going concern without such recapitalization.

     Doral Financial is in active negotiations with a private equity firm (the “lead sponsor”) regarding a substantial investment in the Company by a new bank holding company. The new holding company would be capitalized by a number of private equity and other sophisticated financial investors, and their investment would take into account the various ownership restrictions imposed by banking regulations. The lead sponsor is actively engaged in discussions with a number of potential investors to raise the contemplated capital for the new holding company to invest in Doral.
     Based on its discussions to date, the Company believes that the proposed transaction, if executed, would be accomplished predominantly through the issuance of new equity securities at a discount to market price and would result in very significant dilution to the Company’s existing shareholders. If the Company is successful in entering into the proposed transaction and it is consummated on a timely basis, the Company believes that the proposed transaction would adequately satisfy its capital and liquidity needs. However, the Company cannot provide assurances that it will ultimately be able to enter into an agreement with respect to the proposed transaction.
     The proposed transaction would be subject to various conditions precedent, including but not limited to the receipt of regulatory and shareholder approvals, the receipt of sufficient equity commitments from other investors, final district court approval of the settlement agreement in respect of the consolidated securities class action and shareholder derivative claims brought against the Company, the absence of certain adverse developments and other customary closing conditions.
     Although the Company would attempt to enter into an alternative transaction that would provide it with the liquidity and capital needed to continue its business in the event that it is unable to enter into the proposed transaction, the Company cannot provide assurance that it would succeed in entering into such a transaction, especially in the limited time available prior to the July 20, 2007 maturity of the senior notes. The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. See Item 1A. Risk Factors, “— Risks Relating to the Recapitalization Process”, of this Annual Report on Form 10-K.
     Sale of New York Branches
     On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area. The sale of the New York branches will allow Doral Financial to focus its efforts on its well-capitalized, core Puerto Rico banking operations and is expected to improve the holding company’s liquidity. Doral Financial will retain Doral Bank NY’s federal thrift charter and initially intends to maintain an internet-based deposit gathering operation as it evaluates other possible strategic business opportunities on the U.S. mainland.
     Pursuant to the terms of the agreement, New York Commercial Bank will assume certain of Doral Bank NY’s assets and liabilities, including deposits of approximately $370 million. The purchase price for the transaction will be equal to the difference between the value of the assets sold and the value of the liabilities assumed as of the closing date, plus a deposit premium of approximately 4% of the deposits assumed as of the closing date. The transaction is expected to result in a pre-tax profit to Doral Bank NY of approximately $10 million. Following the consummation of the transaction, Doral Financial intends to request the authorization of the Office of Thrift Supervision to distribute a substantial portion of Doral Bank NY’s capital to Doral Financial. Doral Bank NY is organized under a federal thrift charter and operates independently of Doral Bank PR, Doral Financial’s principal banking subsidiary.
     The transaction, which is subject to regulatory approval and other customary conditions, is expected to be completed in the third quarter of 2007.

     Settlement of Class Action and Shareholder Derivative Lawsuits
     On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004. The settlement is subject to notice and approval from the U.S. District Court for the Southern District of New York.
     Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers will pay an aggregate of $129 million, of which insurers will pay approximately $34 million. In addition, one or more individual defendants will pay an aggregate of $1 million (in cash or Doral Financial stock). As part of the settlement, the Company also agreed to certain corporate governance enhancements.
     The Company’s payment obligations under the settlement agreement are subject to the closing and funding of one or more transactions through which the Company obtains outside financing during 2007 to meet its liquidity and capital needs, including the repayment of the Company’s $625 million senior notes due on July 20, 2007, payment of the amounts due under the settlement agreement and certain other working capital and contractual needs. Either side may terminate the settlement agreement if the Company has not raised the necessary funding by September 30, 2007 or if the settlement has not been fully funded within 30 days from the receipt of such funding.
     As a result of this settlement agreement, Doral Financial established a litigation reserve and recorded a charge to the Company’s full-year financial results for 2006 of $95.0 million.
     The parties to the settlement agreement will seek final court approval of the settlement before the maturity of the senior notes due July 20, 2007, but no assurance can be given that it will receive final court approval by this date. See “Risk Factors — Risks Relating to the Recapitalization Process” under Item 1A of this Annual Report on Form 10-K.
Business Transformation Strategy
     The Company is implementing changes to its business strategies that are aimed at transforming the Company into a more traditional community banking institution offering a broader range of products and services, combined with the efficiency, automation and sophistication of leading financial institutions. Doral Financial is currently building a center of excellence based on Six Sigma process improvement techniques, credit, customer care, production and collection fulfillment, and information technology. The center of excellence will combine process, technology and people to enhance returns through better efficiency and competitiveness.
     The key components of Doral Financial’s new business strategy are:
     Retail Banking. The principal objective of Doral Financial’s retail banking segment will be to become its customer’s main banking relationship. Doral Financial has already invested in many of the systems it needs to implement this strategy. Doral Financial plans to leverage its best-in-class service model combined with a well-executed sales process to capture new relationships and cross-sell additional products to its existing customers. The development of new products and services is an integral part of Doral Financial’s growth strategy.
     Mortgage Business. Doral Financial intends to maintain an important position in the retail mortgage segment with an emphasis on quality, profitability, risk management, and compliance. The Company intends to use focused marketing initiatives, a best-in-class sales process and innovative and competitive product offerings to regain its strength in this segment.
     Commercial and Small Business Banking. Doral Financial intends to grow its market share in the commercial and small business segments. The strategy focuses on becoming the main bank of choice for commercial and small business clients that demand competitive products delivered through a relationship-driven model of superior customer service. Doral Financial will develop product offerings designed to meet the needs of commercial and small business clients, including deposit, credit, and cash management needs. Doral Financial’s ability to cross-sell these products to its retail and mortgage customers is a key component of the strategy.

     Residential Construction. Doral Financial has refocused this business with the aim of becoming the lender of choice for established, reputable developers in the affordable and mid-range housing sectors. Doral Financial expects that its expertise in these sectors positions it to be the best-in-class lender in the market.
     Banking Activities
     Doral Financial is engaged in retail banking activities in Puerto Rico through its subsidiary, Doral Bank PR. Doral Bank PR operates through 44 branches in Puerto Rico. Doral Bank PR offers a variety of consumer loan products and banking services. Doral Bank PR also originates construction loans to finance the construction of residential home developments and commercial real estate projects, and commercial loans secured by real estate collateral. Doral Bank PR’s lending activities have traditionally been concentrated primarily on the origination of residential mortgage loans and are closely integrated with Doral Financial’s mortgage banking units as described below. As of December 31, 2006, Doral Bank PR had a portfolio of mortgage loans held-for-sale of approximately $1.1 billion, which includes mortgage loans held-for-sale by Doral Bank PR’s wholly-owned subsidiaries, Doral Money and Doral International. As of December 31, 2006, Doral Bank PR had loans classified as loans receivable of approximately $2.8 billion, of which approximately $2.0 billion consisted of loans secured by residential mortgages.
     Doral Bank PR’s mortgage origination activities are closely integrated with Doral Financial’s mortgage banking business through a Master Loan Production Agreement. Under this agreement, Doral Mortgage has agreed to assist Doral Bank PR meet its stated mortgage loan production goals by, among other things, (i) advertising, promoting and marketing to the general public; (ii) interviewing prospective borrowers and conducting the initial processing of loan applications, consistent with Doral Bank PR’s underwriting guidelines; and (iii) providing personnel and facilities with respect to the execution of loan agreements. Doral Bank PR independently underwrites all loans closed through the Master Loan Production Agreement. In the future, Doral Bank PR may determine to engage in direct mortgage loan originations through its branch network.
     Doral Bank PR is also a party to a Master Servicing and Collection Agreement (the “Master Servicing Agreement”) with Doral Financial, whereby Doral Financial has agreed to service all mortgage loans originated by Doral Bank PR. Under the terms of the Master Servicing Agreement, Doral Financial is entitled to receive a servicing fee, ranging from 25 to 44 basis points of the outstanding principal amount of the loans being serviced. Doral Bank PR, however, retains the right to terminate Doral Financial’s servicing rights, without cause, upon notice to Doral Financial.
     Doral Financial is also engaged in the banking business in the New York City metropolitan area through its federal savings bank subsidiary, Doral Bank NY. Doral Bank NY offers retail banking services and products and currently operates 11 branch locations in the New York City metropolitan area. To date, Doral Bank NY has focused its lending activities on loans secured by multi-family apartment buildings and commercial properties located in the New York City metropolitan area, as well as on taxi medallion loans. Doral Bank NY also purchases conforming residential loans without the related servicing rights from financial institutions. On March 15, 2007, Doral Financial announced that it had agreed to sell its 11 existing branches in the New York City metropolitan area pursuant to a definitive purchase and assumption agreement. The transaction, which is subject to regulatory approval and other customary conditions, is expected to be completed in the third quarter of 2007. Doral Financial will retain Doral Bank NY’s federal thrift charter and initially intends to maintain an internet-based deposit gathering operation as it evaluates other possible strategic business opportunities on the U.S. mainland. See “Recent Significant Events — Sale of New York Branches” above.
     Doral Bank NY is a party to a Master Loan Production Agreement, and a Master Servicing and Collection Agreement with Doral Financial’s mortgage banking units similar to those in effect for Doral Bank PR.
     In addition to originating residential mortgage loans, construction loans and commercial loans secured by multi-family buildings, Doral Bank PR and Doral Bank NY also originate consumer loans, unsecured commercial loans and loans secured by undeveloped real property. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Loans Receivable,” for detailed information regarding Doral Financial’s loans receivable portfolio.

     Doral Bank PR and Doral Bank NY complement their lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services and, in the case of Doral Bank PR, with income from trading activities conducted through its international banking entity subsidiary. See “Other Investment Activities” below.
     For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiaries please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Liquidity and Capital Resources” in this report.
Mortgage Banking Business
     Doral Financial historically conducted its mortgage banking activities in Puerto Rico through its four mortgage banking units – HF Mortgage Bankers, an operating division of the Company, and three wholly owned subsidiaries, Doral Mortgage, Centro Hipotecario de Puerto Rico, Inc. (“Centro Hipotecario”) and Sana Mortgage Corporation (“Sana Mortgage”). In the mainland United States, Doral Financial conducts limited mortgage banking activities through its subsidiary, Doral Money, Inc. During 2006, in order to achieve operational efficiency and strengthen its principal brand, the Company decided to consolidate all of its mortgage origination under a single Doral Mortgage brand, thus eliminating the mortgage banking operations of Sana Mortgage, Centro Hipotecario and HF Mortgage Bankers. During 2006, the Company also decided to eliminate its stand-alone mortgage banking branches and concentrate on branches co-located within Doral Bank branches, which combine banking and mortgage banking operations.
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
     Doral Financial offers a variety of mortgage loan products that are designed to meet consumer needs and competitive conditions. Doral Financial has traditionally emphasized 15- to 30-year fixed rate first mortgage loans secured by single-family residences. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by FHA, VA or RHS and those that are not. The latter type of loans is referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not are referred to as non-conforming loans.
     Doral Financial’s current principal mortgage loan products are summarized below:
     FHA and VA Loans. These are 15- to 30-year first mortgage loans that qualify for the insurance program of FHA or the guarantee programs of VA. As of December 31, 2006, the maximum loan amount for a VA loan was $417,000 and for FHA loans the maximum loan amount ranged from $200,160 to $247,000, for a one-family dwelling and, depending on the location of the mortgaged property, could go as high as $390,000, for a four-family dwelling.
     RHS Loans. These are 30-year first mortgage loans made to low-income individuals that qualify for the guarantee program of RHS. As of December 31, 2006, the maximum loan amount for an RHS loan was based on an income table, which is revised periodically.
     Conforming Conventional Loans. These are predominantly fixed rate loans that satisfy the underwriting criteria for standard sale or exchange programs of FNMA or FHLMC. As of December 31, 2006, the maximum loan amount for conforming conventional loans was $417,000, for a one-family dwelling.

     Non-conforming Loans. These are predominantly fixed rate conventional mortgage loans that do not qualify for sale or exchange under the standard programs of FNMA or FHLMC. These loans do not qualify for such programs primarily because of more flexible requirements for income verification or credit history, or loan amounts that exceed those permitted by FNMA or FHLMC. Doral Financial uses its own credit system to evaluate these loans and generally requires lower loan-to-value ratios and higher borrower equity.
     Second Mortgage Loans. Doral Financial has traditionally offered loans secured by second mortgage liens on single family residences as part of its non-conforming loan products.
     Other Mortgage Loans. Doral Financial’s mortgage banking units also originate construction loans for owner occupied single-family residences and real estate development projects, as well as land loans and loans secured by income-producing residential, multi-family and commercial properties. However, most construction loans for real estate development projects are originated by Doral Bank PR. See “—Banking Activities” below for more information.
     For additional information on Doral Financial’s mortgage loan originations, refer to Table H — Loan Production included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
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
     Retail Branch Network. Doral Financial’s mortgage banking offices are co-located within Doral Bank PR’s 44 retail bank branches throughout Puerto Rico. Customers are sought through aggressive advertising campaigns in local newspapers, as well as television, direct mail and telemarketing campaigns. Doral Financial emphasizes quality customer service and offers extended operating hours to accommodate the needs of customers. Doral Financial’s mortgage banking units also target the realtor community by emphasizing the same quality of service provided to customers.
     New Housing Unit. In Puerto Rico, Doral Financial maintains a separate unit that works closely with residential housing developers and specializes in originating mortgage loans to finance the purchase of homes in newly developed housing projects. During the year ended December 31, 2006, Doral Financial originated approximately $417 million of mortgage loans to finance the purchase of homes within new housing projects, compared to $563 million for the year ended December 31, 2005.
     Wholesale Activities. Doral Financial purchases mortgage loans from other mortgage bankers in Puerto Rico consisting primarily of conventional mortgage loans. For the years ended December 31, 2006 and 2005, total loan purchases amounted to approximately $88.7 million and $483.1 million, respectively. In the past, Doral Financial has also purchased conforming mortgage loans on a wholesale basis from U.S. mainland financial institutions without the related servicing rights. These loans were generally securitized into FNMA or FHLMC securities and sold into the market. During the third quarter of 2005, Doral Financial terminated its purchases of whole loans in bulk without the associated servicing rights. Such wholesale purchases of loans from U.S. mainland institutions amounted to $2.0 billion for 2005.
     New York Multi-Family and Commercial Real Estate Lending Subsidiary. During 1998, Doral Financial established Doral Money, Inc., a lending subsidiary in the New York City metropolitan area that specializes in originating mortgage loans secured by income producing multi-family residential and commercial properties, including bridge loans and loans to finance the rehabilitation of multi-family residential buildings. Most of these loans involve loan participations with Doral Bank NY. During the years ended December 31, 2006 and 2005, this subsidiary originated approximately $40 million and $60 million, respectively, of mortgage loans, consisting principally of this type of mortgage product.
     Construction Loans. Construction loans on residential housing developments are primarily originated by Doral Bank PR. See “Banking Activities” below.
     For more information on Doral Financial’s loan origination channels, refer to Table I — Loan Origination Sources in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
     Loan Underwriting
     Doral Financial’s underwriting standards are designed to comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, private mortgage investment conduits and private mortgage insurers, as applicable.
     In connection with the changes to Doral Financial’s business strategies, the Company’s current management determined that Doral Financial’s underwriting procedures and controls were not sufficiently robust or effective to enable the Company to fully benefit from the U.S. institutional secondary market for non-conforming loans and were not consistent with the Company’s goals of retaining a greater portion of loan production and improving the quality of its loan portfolio. Accordingly, during 2006, Doral Financial’s current management, with the assistance of outside experts, implemented adjustments to its underwriting processes in order to achieve uniform, automated and rules-based underwriting standards. The implementation of these standards contributed to a significant reduction in the Company’s loan originations during the second half of 2006. The Company, however, believes that these changes will allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products in the future.
     The Company’s underwriting policies focus primarily on the borrower’s ability to pay and secondarily on collateral value. Although the maximum loan-to-value ratio on conventional mortgages generally does not exceed 80%, the Company offers certain loan products with higher loan-to-value ratios. The Company has not and currently does not generally originate adjustable rate mortgages or negatively amortizing loans.
     The Company understands that the bulk of its non-conforming loan originations have similar credit characteristics to “Alt-A” loans in the U.S. mainland mortgage market and are predominantly fixed rate. The Company uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are numbers supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores. The implementation of the adjustments to the Company’s underwriting standards described above has resulted in loan originations with higher FICO® scores. Set forth below is additional information about the FICO® scores (as of the latest available date) of all residential loans serviced by the Company, together with loan balances as of December 31, 2006.

(In thousands)
FICO® scores	Residential Servicing Portfolio	Percentage of Total Portfolio
Not available	$345,864	2.4%
619 or below	4,038,511	27.9%
620-659	1,829,551	12.7%
660-719	3,760,683	26.0%
720 and above	4,479,021	31.0%

Total (1)	$14,453,630	100.0%

Weighted average FICO® (2)	667

(1)	Excludes U.S. servicing.

(2)	Weighted average FICO® scores do not include loans for which the FICO® score was not available.

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
     Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, Doral Financial’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. Approximately 27% and 18% of Doral Financial’s mortgage loan servicing portfolio on behalf of third parties as of December 31, 2006 relates to mortgage servicing for FNMA and GNMA, respectively. As of December 31, 2006, Doral Financial serviced approximately $12.0 billion in mortgage loans on behalf of third parties. Termination of Doral Financial’s servicing rights by either of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, float, late fees, prepayment penalties and costs.
     Doral Financial’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Financial may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. For additional information regarding the composition of Doral Financial’s servicing portfolio as of each of the Company’s last three fiscal year-ends, refer to Table J — Mortgage Loan Servicing in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
     The degree of risk associated with a mortgage loan servicing portfolio is largely dependent on the extent to which the servicing portfolio is non-recourse or recourse. In non-recourse servicing, the principal credit risk to the servicer is the cost of temporary advances of funds. In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or FHLMC, or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage loan are less than the outstanding principal balance and accrued interest of such mortgage loan and the cost of holding and disposing of the underlying property. In the past, Doral Financial often sold non-conforming loans on a partial recourse basis. For additional information regarding recourse obligations, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Off-Balance Sheet Activities” in this report.
     Sale of Loans and Securitization Activities
     Residential Mortgage Loans. Doral Financial customarily sells or securitizes a portion of the residential mortgage loans that it originates and purchases. As described below, Doral Financial utilizes various channels to sell its mortgage products. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the packaging of FHA loans, RHS loans or VA loans into pools of $1 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2006 and 2005, Doral Financial issued approximately $198.1 million and $322.4 million, respectively, in GNMA-guaranteed mortgage-backed securities.
     Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. The issuance of mortgage-backed securities provides Doral Financial with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. For the years ended December 31, 2006 and 2005, Doral Financial securitized approximately $53.5 million and $1.0 billion, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2006 and 2005, Doral Financial sold approximately $177.1 million and $317.1 million, respectively, of loans through the FNMA and FHLMC cash window programs.
     In the past, the Company generally sold mortgage loans that did not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) as whole loans to local financial institutions or to FNMA or FHLMC and other financial institutions in negotiated transactions. Many of Doral Financial’s whole loan sales to local financial institutions historically were structured similarly to securitization transactions. When Doral Financial sold a pool of loans to an investor, it retained the servicing rights and agreed to pay the purchaser a specified pass-through rate for the entire pool that was below the weighted-average coupon of the underlying mortgage loans. Any amounts received on the mortgages above the pass-through rate were retained by Doral Financial. The pass-through rate paid to the investors was normally a variable rate generally based on a spread over the three-month LIBOR. The present values of the future cash flows retained by Doral Financial above any contractual servicing fees are recognized on Doral Financial’s financial statements as IOs. Since July 2005, Doral Financial no longer structures its whole loan sales in this manner and has been selling its non-conforming loans in the U.S. secondary market for cash without any retained interest, other than the retained mortgage servicing rights.
     Prior to the fourth quarter of 2005, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. Pursuant to the restructuring of several recourse transactions consummated during 2006, the Company’s outstanding principal balance of loans sold subject to recourse decreased by $1.2 billion, from $2.4 billion as of December 31, 2005 to $1.2 billion as of December 31, 2006. As of December 31, 2006 and 2005, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $956.2 million and $1.8 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $863.3 million and $1.0 billion, respectively. As of December 31, 2006 and 2005, Doral Financial recognized an estimated recourse liability of $9.5 million and $17.2 million, respectively, to absorb potential losses from such recourse arrangements.
     Commencing in the fourth quarter of 2005 and continuing throughout 2006, the Company has sold non-conforming loans to major financial institutions in the U.S. mainland on a non-recourse basis, except recourse for certain early defaults. The Company will seek to continue to diversify secondary market outlets for its non-conforming loan products both in the U.S. mainland and Puerto Rico. See “— Business Transformation Strategy” above for additional information regarding certain changes to the Company’s business strategy.
     In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans, and in certain circumstances, such as in the event of early or first payment default, the Company retains credit risk exposure on those loans. If there is a breach of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. Recently, certain institutions have approached the Company alleging violations of representations and warranties relating to documentation issues (primarily loan file deficiencies) involving mortgage loans sold to these institutions. Doral Financial is working with these financial institutions to review the claims and correct alleged documentation deficiencies. See Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and Repurchased Loans May Harm Doral Financial’s Business and Financial Condition,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “—Liquidity and Capital Resources.”
     Puerto Rico Secondary Mortgage Market and Favorable Tax Treatment
     In general, the Puerto Rico market for mortgage-backed securities is an extension of the U.S. market with respect to pricing, rating of investment instruments, and other matters. However, Doral Financial has benefited historically from certain tax incentives provided to Puerto Rico residents to invest in FHA and VA loans and GNMA securities backed by such loans.
     Under the Puerto Rico Internal Revenue Code of 1994 (the “PR Code”), the interest received on FHA and VA loans used to finance the original purchase of newly constructed housing in Puerto Rico and mortgage-backed securities backed by such loans is exempt from Puerto Rico income taxes. This favorable tax treatment allows Doral Financial to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade in the U.S. mainland, and reduces its effective tax rate through the receipt of tax-exempt interest.
Institutional Securities Operations
     Doral Financial is involved in the securities business through Doral Securities, a broker-dealer firm registered with the SEC and a member of the National Association of Securities Dealers, Inc. (the “NASD”). During 2002, Doral Financial sold its retail securities brokerage business to an unaffiliated broker-dealer. As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company terminated its institutional sales and investment banking services. Doral Securities’ operations are currently limited to acting as a co-investment manager to a local fixed-income investment company. The Company is currently considering opportunities for this business unit within its community banking strategy.
Insurance Agency Activities
     Taking advantage of the cross-marketing opportunities provided by financial modernization legislation, during 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2006, 2005 and 2004, Doral Insurance Agency produced insurance fees and commissions of $8.8 million, $12.4 million and $11.9 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base.
Other Investment Activities
     As a result of Doral Financial’s mortgage securitization activities, Doral Financial maintains a portfolio of mortgage-backed securities classified as held-for-trading. Doral Financial also invests in securities that are classified either as available-for-sale or held-to-maturity. In addition, Doral Financial operates an international banking entity subsidiary. Under Puerto Rico law, Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxation on the interest earned on the securities held by it or on the gains from the sale of securities held by it. Doral Financial and its Puerto Rico subsidiaries, including its international banking entity subsidiary, are considered foreign corporations for U.S. federal income tax purposes and are generally not subject to U.S. income tax on the interest earned on such securities.
     Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Investment and Trading Activities” and to Notes 6, 7, 8 and 9 to Doral Financial’s consolidated financial statements for more detailed information on Doral Financial’s investment activities.
Puerto Rico Income Taxes
     In August 2005, the Government of Puerto Rico approved legislation that imposed a special transitory income tax of 2.5% on certain corporations and partnerships, including Doral Financial and its Puerto Rico subsidiaries, that increased the maximum statutory income tax rate from 39% to 41.5%. This law is effective for taxable years beginning after December 31, 2004 and ending on or before December 31, 2006. In May 2006, the Government of Puerto Rico approved an additional 2% transitory tax applicable only to banking institutions such as Doral Bank that increased the maximum statutory tax rate for banks to 43.5% for taxable years commencing during 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate for all corporations, including banks, will return to 39%. Under the PR Code, corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends received from Doral Bank PR, Doral Mortgage or any other Puerto Rico subsidiary subject to tax under the PR Code.

     In computing its interest expense deduction, Doral Financial’s interest deduction is reduced in the same proportion that its average exempt obligations (including FHA and VA loans and GNMA securities) bear to its average total assets. Therefore, to the extent that Doral Financial holds FHA loans or VA loans and other tax exempt obligations, part of its interest expense may be disallowed for tax purposes.
     Doral Financial’s international banking entity subsidiary is generally not subject to Puerto Rico income taxes on interest earned on, or gains realized from the sale of, non-Puerto Rico assets including certain U.S. government and agency securities.
United States Income Taxes
     Except for Doral Bank NY and Doral Money, Doral Financial and its subsidiaries are corporations organized under the laws of Puerto Rico. Accordingly, Doral Financial and its Puerto Rico subsidiaries are generally only required to pay U.S. federal income tax on their income, if any, derived from the active conduct of a trade or business within the United States (excluding Puerto Rico) or from certain investment income earned from U.S. sources. Doral Bank NY and Doral Money are subject to both federal and state income taxes on the income derived from their operations in the United States. Dividends paid by Doral Bank NY to Doral Financial are subject to a 10% withholding tax. On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area. Doral Financial will record a deferred tax liability representing the expected tax on the retained earnings it intends to repatriate from this subsidiary following the closing of the sale.
Employees
     As of January 31, 2007, Doral Financial employed 1,278 persons, of which 1,163 were employed in Puerto Rico. Of these, 533 were employed in mortgage banking, with 194 involved in loan production and sale activities and 131 involved in loan servicing activities. As of such date, Doral Financial’s banking operations employed 622 employees. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.
Segment Disclosure
     For information regarding Doral Financial’s operating segments, please refer to Note 34 to Doral Financial’s consolidated financial statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “— Operating Segments” in this report.
     Puerto Rico is the principal market for Doral Financial. Doral Financial’s Puerto Rico-based operations accounted for 95% of Doral Financial’s consolidated assets as of December 31, 2006 and 83% of Doral Financial’s consolidated revenues for the year then ended. Approximately 91% of total loan originations were secured by real estate properties located in Puerto Rico. The following table sets forth the geographic composition of Doral Financial’s loan originations:

	Year Ended December 31,
	2006	2005	2004
Puerto Rico	93%	95%	97%
United States	7%	5%	3%
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
The Commonwealth of Puerto Rico
     General. The Island of Puerto Rico, located in the Caribbean, is approximately 100 miles long and 35 miles wide, with an area of 3,423 square miles and an estimated population of 3.9 million as of 2005. Puerto Rico is the fourth largest and most economically developed of the Caribbean islands. Its capital, San Juan, is located approximately 1,600 miles southeast of New York City and had an estimated population of 434,375 as of 2000.
     Relationship of Puerto Rico with the United States. Puerto Rico has been under the jurisdiction of the United States since 1898. The United States and Puerto Rico share a common defense, market and currency. As a commonwealth of the United States, Puerto Rico exercises virtually the same control over its internal affairs as do the fifty states. There is a federal district court in Puerto Rico and most federal laws are applicable to Puerto Rico. The United States postal service operates in Puerto Rico in the same manner as in the mainland United States. The people of Puerto Rico are citizens of the United States, but do not vote in national elections, and are represented in Congress by a Resident Commissioner who has a voice in the House of Representatives, but only limited voting rights. Most federal taxes, except those, such as social security taxes, which are imposed by mutual consent, are not levied in Puerto Rico. No federal income tax is collected from Puerto Rico residents on ordinary income earned from sources within Puerto Rico, except for certain federal employees who are subject to taxes on their salaries.
     The Economy. The economy of Puerto Rico is closely linked to that of the mainland United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies of, and economic conditions prevailing in, the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2005, approximately 83% of Puerto Rico’s exports went to the U.S. mainland, which was also the source of approximately 49% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, economic growth in Puerto Rico has lagged behind growth in the United States.
     The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services. The manufacturing sector has undergone fundamental changes over the years as a result of an increased emphasis on higher-wage, high-technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high-technology machinery and equipment. The services sector, including finance, insurance, real estate, wholesale and retail trade, and tourism, also plays a major role in the economy. It ranks second to manufacturing in contribution to Puerto Rico’s gross domestic product and leads all sectors in providing employment.
     Preliminary figures for fiscal year 2006 show that gross national product increased from $45.0 billion (in current dollars) for fiscal year 2002 to $56.7 billion (in current dollars) for fiscal year 2006. Since fiscal year 1985, personal income per capita has increased consistently each fiscal year. In fiscal year 2006, personal income per capita was $12,997. Average employment increased from 1,152,000 for fiscal year 2002 to 1,253,000 for fiscal year 2006. Unemployment, although at relatively low historical levels, remains above the Unites States average. The average unemployment rate increased from 10.6% in fiscal year 2005 to 11.7% in fiscal year 2006. The unemployment rate for the first seven months of fiscal year 2007 was 10.3%, a decrease from 11.7% for the same period of fiscal year 2006.
     Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the United States dollar, the level of interest rates and changes to existing tax incentive legislation. Currently, after a number of downward revisions reflecting deterioration in several key economic indicators, the Puerto Rico Planning Board forecasts an increase in the real gross national product of 0.6% for the fiscal year ending June 30, 2007. Although updated forecasts for fiscal year 2007 are not available, key economic indicators show that the economy has been contracting since April 2006 and this trend is expected to continue through the first half of 2007. The major factors currently affecting the economy are the still relatively high level of oil prices, the depreciation of the dollar (which affects the value of imports from foreign countries, which account for approximately 50% of total imports to Puerto Rico), and the continuing economic uncertainty generated by the Commonwealth’s fiscal crisis, among others.
     Current Fiscal Situation. During 2005 and 2006, the Commonwealth of Puerto Rico considered several alternatives for a comprehensive tax and fiscal reform. On May 25, 2006, the Governor signed legislation providing for a fiscal reform of the Commonwealth government, including, among other things, the reduction of government spending, the elimination or consolidation of redundant agencies and the reduction of government payroll. On July 4, 2006, the Puerto Rico legislature approved legislation amending the PR Code to provide, among other things, for a general sales and use tax of 5.5%, a municipal sales and use tax of 1.5% and certain tax relief measures to be implemented as part of the tax reform. Although the tax and fiscal reforms have been adopted, there can be no assurance that such measures will generate the projected revenues or savings. Recently, the Government of Puerto Rico announced a possible lack of budgetary funds to complete the fiscal year ending June 30, 2007 of approximately $650 million. Similar conditions at the end of fiscal year 2006 led to a two-week government shutdown. The Company cannot predict the impact that the current fiscal situation of the Commonwealth of Puerto Rico will have on the Puerto Rico economy and thus on Doral Financial’s results of operations.
     Ratings of Commonwealth of Puerto Rico Obligations. On July 20, 2006, S&P confirmed its “BBB” and “BBB-” rating on the Commonwealth’s general obligation debt and appropriation debt, respectively, and removed the ratings from “CreditWatch with negative implications”, where it had been placed on March 22, 2006, as a result of the Commonwealth’s anticipated budget deficit for fiscal year 2006, slow progress on tax and fiscal reform and the apparent political impasse regarding these measures. The following day, Moody’s confirmed its “Baa3” and “Ba1” rating on the Commonwealth’s general obligation debt and appropriation debt, respectively, and removed the ratings from “Watchlist with negative implications.” Moody’s had previously downgraded the Commonwealth’s general obligation debt and appropriation debt and kept the rating on Watchlist for possible further downgrade due to the Commonwealth’s strained financial condition, ongoing political conflict and lack of agreement on measures to end the Commonwealth’s financial deterioration. Both S&P’s and Moody’s ratings outlooks remain negative. For more information relating to the rating downgrades please refer to www.moodys.com and www.standardandpoors.com.
REGULATION AND SUPERVISION
Mortgage Banking Business
     Doral Financial’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory entity has its own requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to ensure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Doral Financial is also subject to regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.
     Each of Doral Financial’s mortgage banking units that operate in Puerto Rico is licensed by the Office of the Commissioner as a mortgage banking institution. Such authorization to act as a mortgage banking institution must be renewed as of December 1 of each year. In the past, Doral Financial and its subsidiaries have not had any difficulty in renewing their authorizations to act as mortgage banking institutions and management is unaware of any existing practices, conditions or violations which would result in Doral Financial being unable to receive such authorization in the future. Doral Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts business.

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
Banking Operations
     Federal Regulation
     General
     Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank holding company that has elected to be treated as a financial holding company under the Gramm-Leach-Bliley Act, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to activities that are financial in nature. See “—Financial Modernization Legislation” below for a description of recent legislation expanding the powers of financial holding companies. Under the BHC Act, Doral Financial may not, directly or indirectly, acquire the ownership or control of more than 5% of any class of voting shares of a bank or another bank holding company, without the prior approval of the Federal Reserve.
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
     On March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. For a detailed description of how these orders and certain other regulatory proceeding affect Doral Bank PR, please refer to Part I, Item 3. Legal Proceedings, in this report.
     Doral Financial’s banking subsidiaries are subject to certain regulations promulgated by the Federal Reserve including Regulation B (Equal Credit Opportunity Act), Regulation DD (The Truth in Savings Act), Regulation E (Electronic Funds Transfer Act), Regulation F (Limits on Exposure to Other Banks), Regulation Z (Truth-in-Lending Act), Regulation CC (Expedited Funds Availability Act), Regulation X (Real Estate Settlement Procedures Act), Regulation BB (Community Reinvestment Act) and Regulation C (Home Mortgage Disclosure Act).
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
     Under Federal Reserve policy, a bank holding company such as Doral Financial is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to priority of payment.
     As a bank holding company, Doral Financial’s right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of depository institution subsidiaries) except to the extent that Doral Financial may itself be a creditor with recognized claims against the subsidiary.
     Under the Federal Deposit Insurance Act (the “FDIA”), a depository institution (which term includes both commercial banks and savings banks), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owned by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.
     Financial Modernization Legislation
     Doral Financial has elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, bank holding companies, such as Doral Financial, all of whose depository institutions are “well capitalized” and “well managed,” as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or other limits applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes). On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm-Leach-Bliley Act. In accordance with applicable regulations, Doral Financial has submitted a plan with the Federal Reserve on how it intends to satisfy the applicable requirements to remain a financial holding company. See “—Banking Regulatory Matters” under Item 3. Legal Proceedings, below.
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
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the “Leverage Ratio”) of 3% for bank holding companies that have the highest regulatory rating or have implemented the Federal Reserve’s market risk capital measure. All other bank holding companies are required to maintain a minimum Leverage Ratio of 4%. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.
     The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BCS”). The BCS is a committee comprised by central bank governors and bank supervisor authorities of the Group of Ten countries (“G10”). The BCS is in charge of developing broad policy guidelines used by each country’s supervisor to determine its own supervisory guidelines. On June 26, 2004 (subsequently amended in November 2005), the BSC released a proposal to replace the 1988 capital accord with a new set of guidelines. The new Basel Accord, which is often referred to as the Basel II Accord, would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 capital accord does not include a separate capital requirement for operational risk, which is defined under the proposed accord as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events.
     On September 30, 2005, the U.S. banking regulators delayed the United States implementation of the Basel II Accord by one year. The current Unites States implementation timetable consists of parallel calculations under the current regulatory capital regime (Basel I) and the Basel II Accord, starting January 1, 2008, and an implementation transition period, starting January 1, 2009 through year-end 2011 or possibly later. The U.S. regulators have also reserved the right to change how the Basel II Accord is applied in the United States, and retain the existing Prompt

Corrective Action and leverage capital requirements applicable to U.S. banking organizations. See, “—Basel II Capital Standards” below.
     The FDIC and the OTS have established regulatory capital requirements for state non-member insured banks and federal savings banks, such as Doral Bank PR and Doral Bank NY, respectively, that are substantially similar to those adopted by the Federal Reserve for bank holding companies.
     Set forth below are Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital ratios at December 31, 2006, based on existing Federal Reserve, FDIC and OTS guidelines.

		Banking Subsidiaries
				Well
				Capitalized
	Doral Financial	Doral Bank PR	Doral Bank NY	Minimum
Total capital ratio (total capital to risk weighted assets)	13.7%	21.1%	16.3%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	10.3%	19.8%	15.8%	6.0%
Leverage ratio(1)	4.5%	6.8%	10.3%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 Capital to adjusted total assets in the case of Doral Bank NY.
     As of December 31, 2006, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and federal savings bank, respectively. See Pat II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “— Regulatory Capital Ratios” for additional information regarding Doral Financial’s regulatory capital ratios. Both of the Company’s banking subsidiaries are “well capitalized.” However, as a result of the losses incurred during 2006, Doral Financial’s leverage ratio fell below the minimum threshold for the holding company to classify as well-capitalized. Under the consent order entered into with the Federal Reserve, the Company filed a capital plan with the Federal Reserve in which it agreed to maintain a leverage ratio of at least 5.5% and 6.0% for Doral Financial and Doral Bank, respectively. As a result of the loss recorded during 2006, Doral Financial’s leverage ratio fell below 5.5%. As required by the capital plan, the Company is taking steps to increase its leverage ratio. The loss of “well capitalized” status may adversely affect the holding company’s access to liquidity. See “—Recent Significant Events — Recapitalization Process” and Item 3. Legal Proceedings, “—Banking Regulatory Matters”.
     Failure to meet capital guidelines could subject a bank holding company or an insured bank to a variety of enforcement remedies, including, with respect to an insured bank or savings bank, the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See “FDICIA” below.
     Basel II Capital Standards
     Doral Financial may be required to comply with, or decide to adopt, certain new capital and other regulatory requirements proposed by the BCS, as proposed to be implemented in the United States. These proposed requirements, which are often referred to as the Basel II Accord, would, among other things, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than current standards. The Basel II Accord standards will be mandatory with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more, and optional for other banking organizations. As a bank holding company, the threshold for mandatory adoption is determined by reference to the consolidated company.
     Opting into the Basel II Accord standard would require Doral Financial to implement advanced measurement techniques employing internal estimates of certain key risk drivers to derive capital requirements. Opting into the Basel II Accord may also require meeting more onerous computational requirements. Prior to implementation of the new capital regime, a bank holding company will be required to demonstrate to its primary federal regulator that its measurement approaches meet relevant supervisory standards. U.S. regulators have proposed an effective date of January 1, 2009 for Basel II, with a gradual phase-in schedule. If Doral Financial does not adopt the Basel II

Accord, voluntarily, it will remain subject to existing risk-based capital requirements, or, when adopted, the Basel 1A standards described below.
     In December 2006, the bank regulatory agencies issued a revised notice of proposed rulemaking with respect to a new regulatory capital framework (“Basel 1A”) which will be available to banking organizations that are not required to adopt, and have not elected to adopt, the Basel II framework. Doral Financial may implement the Basel 1A framework once it has been finalized and an implementation date is established, unless it has adopted the Basel II Accord. The comment period for the Basel 1A proposed rulemaking expires on March 26, 2007, after which the bank regulatory agencies will evaluate the proposed rule in light of the comments that are submitted. Among the key issues under consideration in connection with Basel 1A are the use of loan-to-value ratios to determine risk weights for most residential mortgages, an increase in the number of risk weight categories to which credit exposures may be assigned; expansion of the use of external credit ratings for certain externally rated exposures, expansion of the range of collateral and guarantors that may qualify an exposure for lower risk weights, and assessment of a risk-based capital charge to reflect the risk in securitizations with early amortization provisions.
     At this time, Doral Financial cannot predict the final form the Basel 1A capital framework will take, when it will be implemented, the effect that it might have on Doral Financial’s financial condition or results of its operations, or how these effects might impact Doral Financial. Doral Financial is monitoring the evolution of the Basel 1A capital framework, its potential impact on the Company and its banking subsidiaries, and the industry at large.
     FDICIA
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 and the regulations promulgated thereunder (“FDICIA”), federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA and the regulations thereunder, establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution is deemed to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based Total Capital ratio of at least 10%, and is not subject to any written agreement or regulatory directive to meet a specific capital level. A depository institution is deemed to be adequately capitalized if it is not well capitalized but maintains a Leverage Ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk-based Tier l capital ratio of at least 4% and a risk-based Total Capital ratio of at least 8%. A depository institution is deemed to be undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed to be significantly or critically undercapitalized). An institution is deemed to be significantly undercapitalized if it has a Leverage Ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based Total Capital ratio of less than 6%. An institution is deemed to be critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.
     At December 31, 2006, Doral Financial’s banking subsidiaries were well capitalized. Doral Financial’s, Doral Bank PR’s and Doral Bank NY’s capital categories, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Financial, Doral Bank PR or Doral Bank NY, and should be considered in conjunction with other available information regarding the institutions’ financial condition and results of operations.
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
     American Jobs Creation Act of 2004
     On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004, which lowered the withholding tax rate imposed on distributions of U.S.-sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico from 30% to 10%.
     Dividend Restrictions
     The payment of dividends to Doral Financial by its banking subsidiaries may be affected by regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. See “—FDICIA” above for additional information.
     On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividends to Doral Financial without the prior written approval of the OTS. Since its organization in October 1999, Doral

Bank NY has never paid a dividend to Doral Financial. On March 15, 2007, Doral Financial announced that it had entered into a definitive agreement to sell Doral Bank NY’s 11 existing branches. Following the consummation of the transaction, which is expected to occur in the third quarter of 2007, Doral Financial intends to request the approval of the OTS to distribute a substantial amount of Doral Bank NY’s excess capital to the holding company.
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders prohibit Doral Bank PR from paying dividends to Doral Financial without obtaining prior written approval from the FDIC and Federal Reserve. Historically, Doral Financial has not depended on dividends from its banking subsidiaries to support its operation.
     See “Regulation and Supervision — Banking Operations—Puerto Rico Regulation,” below, for a description of certain restrictions on Doral Bank PR’s ability to pay dividends under Puerto Rico law. See “Regulation and Supervision — Banking Operations — Savings Bank Regulation,” below, for a description of certain restrictions on Doral Bank NY’s ability to pay dividends under OTS regulations.
     FDIC Insurance Assessments
     The deposits of Doral Bank PR and Doral Bank NY are subject to FDIC deposit insurance assessments. On February 8, 2006 the President of the United States signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund (“DIF”), an increase in the maximum amount of insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.
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
     For 2006, premiums related to deposits assessed by both the BIF and the SAIF are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits. In recent years, well capitalized and well managed banks have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.
     Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10 billion up to $30 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of Doral Financial’s banking subsidiaries of 5 to 7 basis points per $100 of deposits. Doral

Financial’s banking subsidiaries have available an FDIC credit to offset future assessments. Significant increases in the insurance assessments of our bank subsidiaries will increase our costs once the credit is fully utilized.
     The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the Financing Corporation is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current Financing Corporation annual assessment rate is 1.44 cents per $100 of deposits. As of December 31, 2006, Doral Bank PR and Doral Bank NY had a deposit base of approximately $4.0 billion and $357.3 million, respectively (consisting entirely of SAIF assessment deposits).
     Brokered Deposits
     FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Doral Financial does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of its banking subsidiaries, which are currently well capitalized institutions.
     As of December 31, 2006, Doral Bank PR and Doral Bank NY had a total of approximately $2.0 billion and $6.5 million, respectively, of brokered deposits, compared to approximately $1.9 billion and $17.0 million, respectively, as of December 31, 2005. Doral Bank PR and Doral Bank NY use brokered deposits as a source of inexpensive long-term funding.
     USA Patriot Act of 2001
     On October 26, 2001, the President of the United States signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.
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
     Section 27 of the Banking Law requires that at least 10% of the yearly net income of Doral Bank PR be credited annually to a reserve fund until such fund equals 100% of total paid-in capital (preferred and common). As of December 31, 2006, Doral Bank PR’s reserve fund complied with the legal requirement.

     Section 27 of the Banking Law also provides that when a bank suffers a loss, the loss must first be charged against retained earnings, and the balance, if any, must be charged against the reserve fund. If the balance of the reserve fund is not sufficient to cover the loss, the difference shall be charged against the capital account of the bank and no dividend may be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital of the institution. This reserve fund is reflected in Doral Financial’s consolidated financial statements as “Legal Surplus.”
     Section 16 of the Banking Law requires every bank to maintain a reserve requirement which shall not be less than 20% of its demand liabilities, other than government deposits (federal, state and municipal) secured by actual collateral. The Office of the Commissioner can, by regulation, increase the reserve requirement to 30% of demand deposits.
     Section 17 of the Banking Law generally permits Doral Bank PR to make loans on an unsecured basis to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted up to 50% of retained earnings. As of December 31, 2006, the legal lending limit for Doral Bank PR under this provision based solely on its paid-in capital and reserve fund was approximately $66.8 million. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of Commissioner may permit from time to time. As of December 31, 2006, the lending limit for loans secured by collateral worth at least 25% more than the amount of the loan was $111.3 million. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.
     Section 14 of the Banking Law authorizes Doral Bank PR to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small-loan company. Doral Bank PR currently operates three subsidiaries, Doral Money, Inc., which engages in mortgage banking activities in the mainland United States, Doral International, Inc., which is licensed as an international banking entity under the International Banking Center Regulatory Act of Puerto Rico, and CB, LLC, a Puerto Rico limited liability company organized in connection with the receipt, in lieu of foreclosure, of the real property securing an interim construction loan and the Company’s decision to continue the development of the residential housing project on a temporary basis.
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
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. The consent orders also prohibit Doral Financial and any of its non-banking affiliates, directly or indirectly, from entering into, participating, or in any other manner engaging in any covered transactions with its subsidiary banks, Doral Bank PR and Doral Bank NY.
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
     Savings banks, such as Doral Bank NY, that meet all applicable capital requirements may make a distribution without an application in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income (net income less capital distributions) from the preceding two years; so long as the association continues to satisfy applicable capital requirements after the distribution. If such a distribution would cause Doral Bank NY to fall below the well-capitalized requirement, a prior 30-day notice to the OTS would be required.
     OTS regulations generally permit Doral Bank NY to make total loans and extensions of credit to one borrower up to 15% of its unimpaired capital and surplus. As of December 31, 2006, the legal lending limit for Doral Bank NY under this regulation was approximately $9.5 million. Doral Bank NY’s legal lending limit may be increased by an additional 10% of its unimpaired capital and surplus if such additional extension of credit is fully secured by readily marketable collateral having a market value as determined by reliable and continuously available price quotations. Doral Bank NY’s expanded aggregate legal lending limit under this provision was approximately $15.7 million as of December 31, 2006.
     On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividend to Doral Financial without the prior approval of the OTS. The OTS also directed Doral Bank NY not to make any extensions of credit to Doral Financial, purchases of assets or similar transactions, without the prior written consent of the OTS. On March 15, 2006, Doral Financial announced that it had entered into a definitive agreement to sell Doral Bank NY’s 11 existing branches. Following the consummation of the transaction, which is expected to occur in the third quarter of 2007, Doral Financial intends to request the approval of the OTS to distribute a substantial amount of Doral Bank NY’s excess capital to the holding company.
     Certain Regulatory Restrictions on Investments in Common Stock
     Because of Doral Financial’s status as a bank holding company, owners of Doral Financial’s common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the BHC Act. Regulations pursuant to the BHC Act generally require prior Federal Reserve approval for an acquisition of control of an insured institution (as defined) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured institution or holding company thereof. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.
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
     The provisions of the Mortgage Banking Law also require regulatory approval for the acquisition of more than 10% of Doral Financial’s outstanding voting securities. See “—Regulation and Supervision—Mortgage Banking Business” above.

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
Risks Relating to the Recapitalization Process
Doral Financial will need significant outside financing during 2007.
     Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. The Company currently estimates that these external funding needs for 2007 will range between approximately $700 million and $800 million (without considering the distribution of any proceeds from the sale of Doral Bank NY’s branches).
     Doral Financial is in active negotiations with a private equity firm (the “lead sponsor”) regarding a substantial investment in the Company by a new bank holding company. The new holding company would be capitalized by a number of private equity and other sophisticated financial investors, and their investment would take into account the various ownership restrictions imposed by banking regulations. The lead sponsor is actively engaged in discussions with a number of potential investors to raise the contemplated capital for the new holding company to invest in Doral.
     Based on its discussions to date, the Company believes that the proposed transaction, if executed, would be accomplished predominantly through the issuance of new equity securities at a discount to market price and would result in very significant dilution to the Company’s existing shareholders. If the Company is successful in entering into the proposed transaction and it is consummated on a timely basis, the Company believes that the proposed transaction would adequately satisfy its capital and liquidity needs. However, the Company cannot provide assurances that it will ultimately be able to enter into an agreement with respect to the proposed transaction.

     The proposed transaction would be subject to various conditions precedent, including but not limited to the receipt of regulatory and shareholder approvals, the receipt of sufficient equity commitments from other investors, final district court approval of the settlement agreement in respect of the consolidated securities class action and shareholder derivative claims brought against the Company, the absence of certain adverse developments and other customary closing conditions.
     Although the Company would attempt to enter into an alternative transaction that would provide it with the liquidity and capital needed to continue its business in the event that it is unable to enter into the proposed transaction, the Company cannot provide assurance that it would succeed in entering into such a transaction, especially in the limited time available prior to the July 20, 2007 maturity of the senior notes. The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. This would likely cause the holding company to seek protection under applicable bankruptcy laws, which would likely result in the elimination of all value of the holding company’s outstanding common stock. In addition, banking regulators could take actions to protect the interests of the depositors of the Company’s banking subsidiaries, which actions could have a material adverse effect on the value that the holding company may realize on its investment in Doral Bank PR and other subsidiaries.
The consummation of a recapitalization transaction, if any, will likely result in very significant dilution to the Company’s existing shareholders.
     The Company believes that a recapitalization transaction, if any, would be accomplished primarily through the issuance of new equity securities, which would result in very significant dilution to the Company’s existing shareholders. As a result, new investors would have the ability to determine matters requiring shareholder approval, including without limitation, the election and removal of directors, business combinations, changes of control and sales of all or substantially all of Doral Financial’s assets.
Risks Relating to the Holding Company’s Deteriorated Financial Condition
Doral Financial’s deteriorated earnings have resulted in a reduction of Doral Financial’s capital position and, together with the pending debt maturity and downgrades to its credit ratings, have adversely affected its operations and the ability of the holding company to access funding.
     The Company recorded significantly lower income in 2005 than in 2004, and a significant loss in 2006. The Company’s deteriorated earnings have adversely affected the holding company’s capital position, which, combined with the maturing of the Company’s $625 million floating rate senior notes on July 20, 2007, have lead to a series of downgrades in the Company’s credit ratings.
     Doral Financial is a party to two repurchase facilities with outstanding balances totaling approximately $86 million that are secured by whole loans and subordinated mortgage securities. These facilities are payable on demand or on a monthly basis. These facilities may be terminated by the lenders following a material adverse change in the results of operations or financial condition of the Company. One of these facilities also contains a covenant that requires Doral Financial to remain “well capitalized” under the applicable banking regulatory guidelines. As a result of the losses incurred during 2006, Doral Financial’s leverage ratio fell below the minimum threshold for the holding company to classify as “well-capitalized.” Doral Financial is in discussions with both lenders to avoid a termination of the facilities as a result of the losses suffered by Doral Financial or as a result of the holding company falling below the “well capitalized” level. The termination of either of these facilities could have a material adverse effect on the holding company’s liquidity position. In addition, the reduced capital position of the Company may make other counterparties reluctant to continue to do business with the Company. FNMA may also terminate Doral Financial’s status as an approved seller because it no longer meets the standards for being “well capitalized.” While the Company is in discussions with FNMA to avoid such action, no assurance can be given that FNMA will not terminate the Company’s status as an approved seller. As of December 31, 2006, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a state non-member bank and a federal savings bank, respectively, and were considered “well capitalized.”

     Following Doral Financial’s announcement of the need to restate its financial statements, the major rating agencies downgraded Doral Financial’s ratings in a series of actions. S&P lowered the long-term senior debt and counterparty ratings of Doral Financial from ‘BBB-’ to ‘B+’ and placed the ratings on “Credit Watch Negative.” Moody’s lowered Doral Financial’s long term senior debt rating from ‘Baa2’ to ‘B1’and placed the ratings on “outlook of credit negative.” Fitch lowered Doral Financial’s long-term senior debt rating from ‘BBB+’ to ‘BB-’ and placed the ratings on “Rating Watch Negative.”
     Early in 2007, Doral Financial’s ratings were downgraded from ‘B+’ to ‘B’ with a negative outlook by S&P, from ‘B1’ to ‘B2’ by Moody’s and from ‘BB-’ to ‘B+’ by Fitch.
     These debt and financial strength ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or the unavailability of, information or based on other circumstances. Ratings may also be withdrawn at the request of Doral Financial’s management. These ratings actions have affected and will continue to affect Doral Financial’s business and results of operations in a number of ways.
     Since the restatement, the holding company’s traditional sources of funding from the capital markets have been disrupted and the holding company has had to rely primarily on servicing income, repurchase agreements backed by mortgage loans and subordinated mortgage securities, and sales of loans in the secondary market to government agencies or U.S. financial institutions as its primary sources of liquidity. The requirements for sale of non-conforming loans in the U.S. secondary market are stricter than those existing in the Puerto Rico market prior to the restatement, which has affected the Company’s ability to sell non-conforming loans. In addition, as a result of existing regulatory consent orders, the holding company’s access to the liquidity at its banking subsidiaries is significantly restricted. At the same time, the liquidity of the holding company has been materially adversely affected by expenses related to the restatement and related legal and accounting matters and increased demands for loan repurchases pursuant to recourse or warranty obligations. Although the holding company continues to pay its debts as they become due, as discussed above, Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July  20, 2007 and to meet certain other working capital and contractual needs of the holding company.
The weakened financial condition of the holding company may also affect Doral Financial’s servicing business.
     The weakened financial position of the Company may also affect its servicing business. The holding company holds the contractual rights to service loans for third parties, including its banking subsidiaries. Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to a termination of the servicing rights and the loss of future servicing fees. In general, Doral Financial’s servicing agreements are terminable by the investors for cause. In addition, the servicing agreements with FNMA allow FNMA to request collateral for the total amount of loans being serviced subject to recourse. To date, the Company has posted $44.0 million in collateral to secure $876.0 million in recourse servicing with FNMA. If requested, the holding company would not have the ability to post collateral to fully secure its recourse servicing. In addition, the Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 27% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial.
Continuing negative publicity may affect our business.
     As a result of the restatement of the Company’s prior-period financial statements and the Company’s deteriorated earnings and financial condition, the Company has been the subject of negative publicity. This negative publicity may inhibit the Company’s ability to attract or retain customers and maintain customary business relationships with counterparties. Continuing negative publicity could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Doral Financial may fail to retain and attract key employees and management personnel.
     Doral Financial’s success has been and will continue to be influenced by its ability to retain and attract key employees and management personnel, including senior and middle management. Doral Financial’s ability to attract and retain key employees and management personnel may be adversely affected as a result of the workload and stress associated with the resolution of legacy issues related to the restatement and recapitalization efforts, and related risks and uncertainties.
Risks Relating to the Restatement Process
Doral Financial has restated its financial statements.
     Doral Financial will continue to suffer adverse effects from the restatement of its previously issued financial statements that were included in its annual report on Form 10-K for the year ended December 31, 2004, as amended (the “2004 Form 10-K”). In the 2004 Form 10-K, Doral Financial restated its previously reported financial statements for the years ended December 31, 2004, 2003, 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002.
     As a result of the restatement, Doral Financial became subject to fines and settlements and could become subject to further fines, penalties or damages.
Doral Financial and its banking subsidiaries are subject to the supervision and regulation of various banking regulators and have entered into consent orders with these regulators, and these regulators could take action against the Company or its banking subsidiaries.
     As a regulated financial services firm, Doral Financial’s good standing with its regulators is of fundamental importance to the continuation and growth of its businesses. Doral Financial is subject to supervision and regulation by the Federal Reserve, Doral Bank PR is subject to supervision and regulation by the FDIC and the Office of the Commissioner and Doral Bank NY is subject to supervision and regulation by the OTS and the FDIC.
     Doral Financial is responding to inquiries and requests for documents from the Federal Reserve and the other banking regulators of the Company and its subsidiaries regarding the issues arising from the restatement and related internal control matters and the holding company’s deteriorated financial condition. Federal banking regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The enforcement powers available to federal banking regulators include, among others, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions. As discussed in Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K, Doral Financial and Doral Bank PR have entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner, which, among other things, prohibit the Company’s banking subsidiaries from paying dividends to the parent company, and prohibit Doral Financial from paying dividends to its common and preferred shareholders, without regulatory approval. Doral Financial cannot predict whether any of these banking regulators will take any further action with respect to Doral Financial or its banking subsidiaries, or, if any such further action were taken, whether such action would have a material adverse effect on Doral Financial. The Company’s banking regulators could take additional actions to protect the Company’s banking subsidiaries or to ensure that the holding company remains as a source of financial and managerial strength to its banking subsidiaries, and such actions could have adverse effects on one or more of the Company’s stakeholders.
Doral Financial has been the subject of an investigation by the U.S. Attorney’s Office for the Southern District of New York, which could require it to pay substantial fines or penalties.
     On August 24, 2005, Doral Financial received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York regarding the production of certain documents, including financial statements and corporate, auditing and accounting records prepared during the period relating to the restatement of Doral Financial’s financial statements. Doral Financial cannot predict when this investigation will be completed or what the results of this investigation will be. The effects and results of this investigation could have a material adverse effect on Doral Financial’s business, results of operations, financial condition and liquidity. Adverse developments related to this investigation, including any expansion of its scope, could negatively impact the Company and could divert efforts and attention of its management team from Doral Financial’s ordinary business operations. Doral Financial may be required to pay material fines, judgments or settlements or suffer other penalties, each of which could have a material adverse effect on its business, results of operations, financial condition and liquidity. This investigation could adversely affect Doral Financial’s ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse effect on Doral Financial’s businesses, results of operations and financial condition.
Risks Relating to Doral Financial’s Business
Fluctuations in interest rates may negatively impact Doral Financial’s business.
     Interest rate risk is the primary market risk affecting Doral Financial. Changes in interest rates can adversely affect the following areas of its business:
•	the number of mortgage loans it originates and purchases;

•	the net interest income it earns on loans and securities;

•	its gains on the sale of loans;

•	the value of its securities holdings; and

•	the value of its servicing asset and IOs.
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
     Significant changes in interest rates reduce net interest income. Doral Financial is liability sensitive (on average the liabilities mature sooner than the assets) and thus significant increases in short-term interest rates reduce net interest income, which is the most important component of Doral Financial’s earnings. Net interest income is the difference between the interest received by Doral Financial on its interest-earning assets and the interest paid on its borrowings. Most of Doral Financial’s interest-earning assets, like its mortgage loans and mortgage-backed securities, are long-term assets with fixed interest rates. In contrast, most of Doral Financial’s borrowings are short-term. When interest rates rise, Doral Financial must pay more in interest on its borrowings while the interest earned on its assets does not rise as quickly. This causes profits to decrease. This adverse impact on earnings is greater when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term rates.
     Significant increases in interest rates may reduce the value of Doral Financial mortgage loans and securities. Significant increases in interest rates may reduce the value of Doral Financial’s financial assets and may have an adverse impact on its earnings and financial condition. Doral Financial owns a substantial portfolio of mortgage loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise. In addition, most of Doral Financial’s remaining IOs are related to mortgage pools in which the pass-through rates payable to investors are floating rates based on a spread over the three-month LIBOR. Accordingly, significant unexpected increases in short-term interest rates reduce the spread received on Doral Financial’s IOs and adversely affect its value. For mortgage loan sales contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in fair value of the Company’s IOs may exceed the carrying value of the IOs, creating a liability instead of an asset. Doral Financial must recognize decreases in the value of the IOs against its current period earnings.

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
Defective and repurchased loans may harm Doral Financial’s business and financial condition.
     In connection with the sale and securitization of loans, Doral Financial is required to make a variety of customary representations and warranties regarding the Company and the loans being sold or securitized. Doral Financial’s obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and they relate to, among other things:
•	compliance with laws and regulations;

•	underwriting standards;

•	the accuracy of information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.
     A loan that does not comply with these representations and warranties may take longer to sell, impact Doral Financial’s ability to obtain third-party financing for the loan, and be unsaleable or saleable only at a significant discount. If such a loan is sold before Doral Financial detects a non-compliance, Doral Financial may be obligated to repurchase the loan and bear any associated loss directly, or Doral Financial may be obligated to indemnify the purchaser against any such loss, either of which could reduce Doral Financial’s cash available for operations and liquidity. The Company’s current management team believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but no assurance can be given that mistakes will not be made, or that certain employees will not deliberately violate the Company’s lending policies. Doral Financial seeks to minimize repurchases and losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. Doral Financial does not have a reserve on its financial statements for possible losses related to repurchases resulting from representation and warranty violations because it does not expect any such losses to be significant. Doral Financial cannot assure you, however, that losses associated with defective loans will not adversely impact its results of operations or financial condition. See “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
Doral Financial must identify and satisfy the requirements of new loan sale channels for its non-conforming mortgage loan production.
     Prior to the announcement that it would have to restate its financial statements, Doral Financial historically sold a significant portion of its non-conforming loan production to local financial institutions at relatively high gain on sale margins through the creation of floating rate IOs. Since the announcement of the restatement, the Company has not sold its non-conforming loan production in the local market. In the fourth quarter of 2005, Doral Financial was able to sell non-conforming loans to U.S. financial institutions, on a non-recourse basis, in transactions that did not involve the creation of IOs and resulted in a significantly lower gain on sale margin. While Doral Financial is seeking to broaden sales channels for its non-conforming mortgage loan production, it anticipates that these new sales channels will continue to result in considerably lower gain on sale margins compared to those obtained in past sales in the local Puerto Rico market, thereby adversely affecting their profitability. In addition, these new channels require that the Company maintain more stringent underwriting and pricing criteria, which has affected and may continue to affect the Company’s share of Puerto Rico’s loan production. Doral Financial cannot assure you that it will be able to create a liquid market for its non-conforming loan production.

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
Doral Financial is subject to greater credit risk with respect to its portfolio of construction and commercial loans.
     Doral Financial invests in construction loans and mortgage loans secured by income-producing residential buildings and commercial properties through its banking subsidiaries which are subject to greater credit risk than consumer and residential mortgage loans. These types of loans involve greater credit risk than residential mortgage loans because they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic conditions. The properties securing these loans are also harder to dispose of in foreclosure.
Management has identified several material weaknesses in Doral Financial’s internal control over financial reporting.
     Doral Financial’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006, as a result of several material weaknesses described in this Annual Report on Form 10-K. As a result, this report includes an adverse opinion from PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, on Doral Financial’s internal control over financial reporting. A discussion of the material weaknesses that have been identified by management can be found in Item 9A of Part II of this Annual Report on Form 10-K. Each material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The Company’s ability to file its periodic reports with the SEC in a timely manner may also be adversely affected by the existence of ineffective controls.
     We have devoted substantial internal and external resources to addressing the material weaknesses in our internal controls over financial reporting over the last couple of years. We expect to continue spending significant resources until we remedy all the material weaknesses in our internal control over financial reporting.
Doral Financial’s business is concentrated in Puerto Rico.
     Doral Financial’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Adverse political or economic developments, decreases in housing values or natural disasters, such as hurricanes, could result in a downturn in loan originations, an increase in the level of nonperforming assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of Doral Financial’s loans and loan servicing portfolio. In particular, if the Commonwealth of Puerto Rico is unable to generate the projected revenues or savings from the fiscal and tax reforms implemented during 2006, certain Commonwealth government agencies may not be able to meet their payroll obligations and may be forced to suspend their operations, as was the case in 2006. Recently, the Government of Puerto Rico announced a possible lack of budgetary funds to complete the fiscal year ending June 30, 2007 of approximately $650 million. Similar conditions at the end of fiscal year 2006 led to a two-week government shutdown. It is impossible for the Company to predict what effect such a government shutdown could have on the Puerto Rico economy, but a prolonged shutdown could lead to an increase in delinquencies in mortgage and consumer loans. These factors could materially and adversely affect Doral Financial’s condition and results of operations.
The economy of Puerto Rico is slowing down.
     Beginning in 2005 and continuing during 2006, a number of key economic indicators suggested that the economy of Puerto Rico was slowing down. This trend has continued during 2007.
     Construction remained weak during the first half of fiscal year 2007, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. Although payroll employment in construction for the first seven months of fiscal year 2007 increased, cement sales, a real indicator of construction activity, declined by 4% as compared to the same period for fiscal year 2006. Exports decreased by 2.6% from July to November of fiscal year 2007, while imports increased by 8.6%, leading to the first registered negative trade balance of the last decade in November 2006. Retail sales have also been declining since April 2006 and cumulative figures for the first four months of fiscal year 2007 showed a decline of 2.6%. Tourism activity has also declined during the first five months of fiscal year 2007. Total hotel registrations for the first five months of fiscal year 2007 declined 5.5% as compared to the same period for fiscal year 2006. Although the unemployment rate for the first seven months of fiscal year 2007 was 10.3%, a decline from 11.7% for the same period of fiscal year 2006, this decline was due to a drop in the labor force participation rate.
     In general, the Puerto Rico economy continued its trend of decreasing growth and ended the first half of fiscal year 2007 with minimal momentum, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
     The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect on the credit quality of the Company’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Company.
Doral Financial is subject to risks in servicing loans for others.
     Doral Financial’s profitability may also be adversely affected by mortgage loan delinquencies and defaults on mortgage loans that it services for third parties. Under many of its servicing contracts, Doral Financial must advance all or part of the scheduled payments to the owner of an outstanding mortgage loan, even when mortgage loan payments are delinquent. In addition, in order to protect their liens on mortgaged properties, owners of mortgage loans usually require that Doral Financial, as servicer, pay mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. Doral Financial generally recovers its advances from the mortgage owner or from liquidation proceeds when the mortgage loan is foreclosed. However, in the interim, Doral Financial must absorb the cost of the funds it advances during the time the advance is outstanding. Doral Financial must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be canceled as part of the foreclosure proceedings and Doral Financial will not receive any future servicing income with respect to that loan.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Doral Financial maintains its principal administrative and executive offices in an office building known as the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $48.4 million. The building is subject to a mortgage in the amount of $42.0 million.
     During 2006, Doral Bank PR maintained its administrative offices on three floors owned by Doral Bank PR in a commercial office condominium known as the Doral Bank Plaza, located at 33 Resolution Street in San Juan, Puerto Rico adjacent to the Doral Financial Plaza. The three floors consist of approximately 18,000 square feet per floor. The aggregate cost of these three floors was approximately $13.0 million. Doral Financial is in the process of consolidating its operations, including the administrative offices of Doral Bank PR, in the Doral Financial Plaza. Doral Financial expects the consolidation to be completed during 2007 and intends to sell the three floors currently owned by Doral Bank PR.
     In addition, Doral Financial maintains 44 retail banking branches in Puerto Rico at which mortgage origination offices are co-located, one broker-dealer branch in Puerto Rico and one insurance agency branch in Puerto Rico, all except for nine of which are leased, and 11 retail branches for its thrift operation in the New York City metropolitan area, all of which are leased. Doral Financial also leases administrative office space at 387 Park Avenue South, New York, New York. On March 15, 2007, Doral Financial announced that it had agreed to sell its 11 existing New York City branches to a U.S. institution pursuant to a definitive purchase and assumption agreement. Under the terms of the purchase and assumption agreement, the leases related to the existing 11 branches would be assigned to the purchaser. The transaction, which is subject to regulatory approval and other customary conditions, is expected to be completed in the third quarter of 2007. Doral Financial intends to vacate the administrative office space at 387 Park Avenue South as part of the transaction.
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
     Since 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.

     Lawsuits
     Class Action Lawsuits. Following the announcement of the restatement, Doral Financial and certain directors and former officers and directors, were named as defendants in eighteen purported class action lawsuits filed between April 20, 2005 and June 14, 2005, alleging violations of federal securities laws. Sixteen of these actions were filed in the U.S. District Court for the Southern District of New York and two were filed in the U.S. District Court for the District of Puerto Rico. These lawsuits, brought on behalf of shareholders who purchased Doral Financial securities as early as May 15, 2000 and as late as May 26, 2005, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period, failing to disclose material information concerning the valuation of the Company’s IOs, and misleading investors as to the Company’s vulnerability to interest rate increases. The two actions not initially filed in the U.S. District Court for the Southern District of New York have been transferred there by the Judicial Panel on Multi-District Litigation (“MDL Panel”) for coordinated or consolidated pretrial proceedings with the actions previously filed there before Judge Richard Owen. On February 8, 2006, Judge Owen entered an order appointing the West Virginia Investment Management Board as lead plaintiff and approving the selection of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiffs’ counsel. On June 22, 2006, the lead plaintiff filed a consolidated amended complaint alleging securities fraud during the period between March 15, 2000 and October 25, 2005, based on allegations similar to those noted above, as well as based on the reversal of certain transactions entered into by Doral Financial with other Puerto Rico financial institutions and on weaknesses in Doral Financial’s control environment as described in the Company’s amended annual report on Form 10-K for 2004. The consolidated amended complaint seeks unspecified compensatory damages (including interest), costs and expenses, and injunctive relief.
     Shareholder Derivative Lawsuits. Certain officers and directors and former officers and directors of the Company are named as defendants in five shareholder derivative actions currently pending before Judge Owen in the U.S. District Court for the Southern District of New York. These derivative actions were filed in 2005 and 2006, and purport to bring claims on behalf of the Company based principally on allegations that Doral Financial’s former officers and directors allowed Doral Financial to use inadequate procedures and financial controls in connection with the Company’s financial statements, made misstatements to the public concerning the Company’s financial controls and financial performance and otherwise failed in their duties to the Company. These derivative lawsuits have been consolidated with the class actions during pretrial proceedings. The relief sought in these derivative actions includes contribution in respect of the securities actions, unspecified compensatory damages on behalf of Doral Financial, disgorgement of defendants’ profits and compensation, equitable and/or injunctive relief, costs and other expenses. On April 27, 2006, Judge Owen appointed Rosenbaum Capital, LLC as lead derivative plaintiff and the law firm of Federman & Sherwood as lead derivative plaintiffs’ counsel.
     Other Lawsuits. On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 30, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by a former Chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs, and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided.
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

     Settlement Agreement
     On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004. The settlement is subject to notice and approval from the U.S. District Court for the Southern District of New York.
     Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers will pay an aggregate of $129 million, of which insurers will pay approximately $34 million. In addition, one or more individual defendants will pay an aggregate of $1 million (in cash or Doral Financial stock). As part of the settlement, the Company also agreed to certain corporate governance enhancements.
     The Company’s payment obligations under the settlement agreement are subject to the closing and funding of one or more transactions through which the Company obtains outside financing during 2007 to meet its liquidity and capital needs, including the repayment of the Company’s $625 million senior notes due on July 20, 2007, payment of the amounts due under the settlement agreement and certain other working capital and contractual needs. Either side may terminate the settlement agreement if the Company has not raised the necessary funding by September 30, 2007 or if the settlement has not been fully funded within 30 days from the receipt of such funding.
     As a result of this settlement agreement, Doral Financial established a litigation reserve and recorded a charge to the Company’s full-year financial results for 2006 of $95.0 million.
     The parties to the settlement agreement will seek final court approval of the settlement before the maturity of the senior notes due July 20, 2007, but no assurance can be given that it will receive final court approval by this date. See “Risk Factors — Risks Relating to the Recapitalization Process” under Item 1A of this Annual Report on Form 10-K.
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
     On September 19, 2006, Doral Financial publicly announced that the SEC had approved a final settlement with the Company, which resolved the SEC’s investigation of the Company. Under the settlement approved by the SEC, Doral Financial agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. Doral Financial also agreed to pay a $25 million civil penalty and the disgorgement of $1.00 to the SEC. The staff of the SEC may request that the civil penalty be distributed to investors under a plan of distribution to be established by the SEC, as authorized under the Sarbanes-Oxley Act of 2002.
     Doral Financial reserved $25 million, during 2005, in its consolidated financial statements in connection with the settlement of the SEC’s investigation of the Company. Doral Financial paid the civil penalty in February 2007.
     The settlement also provides that the amounts to be paid as civil penalty shall be treated by Doral Financial as penalties paid to the government for all purposes, including tax purposes, and that Doral Financial shall not seek to be reimbursed or indemnified for such payments through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. In connection with the settlement, Doral Financial consented to the entry of a final judgment to implement the terms of the agreement. In December 2006, the United States District Court for the Southern District of New York entered the final judgment.
     On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter, including by producing documents and other information in response to the subpoena. Doral Financial cannot predict the outcome of this matter and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of this matter. Accordingly, no reserve has been established in the consolidated financial statements of Doral Financial.
     Banking Regulatory Matters
     On March 17, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. Doral Financial and Doral Bank PR have complied with these requirements. No fines or monetary penalties were assessed against Doral Financial or Doral Bank PR under the orders.
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
     On August 23, 2006, Doral Bank PR entered into a Memorandum of Understanding (“MOU”) with the Office of the Commissioner and the FDIC. The MOU relates to certain weaknesses identified by the regulators with respect to Doral Bank PR’s compliance with the Bank Secrecy Act (“BSA”). Doral Bank PR was not required to pay any civil monetary penalties in connection with this MOU. An MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement of a cease and desist order.
     Under the terms of the MOU, Doral Bank PR is required to correct certain violations of law, including certain violations regarding the BSA, within various timeframes. In particular, the MOU confirms the understanding that Doral Bank PR will operate with adequate management supervision and board of directors oversight on BSA related matters and will develop, adopt, and implement a system of internal controls designed to ensure full compliance with the BSA and certain other statutes, regulations, rules and/or guidelines issued or administered by the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”). The implementation of the MOU will include: revisions of Doral Bank PR’s policies, procedures and processes with respect to independent testing and training programs to ensure full compliance with the BSA and OFAC; designating a BSA and OFAC officer; amending existing policies, procedures, and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; and engaging independent consultants to review account and transaction activity from September 1, 2005 through March 31, 2006 to determine compliance with suspicious activity reporting requirements and to review the effectiveness of the corrective actions taken in response to the MOU.
     On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm-Leach-Bliley Act. Doral Financial has entered into an agreement with the Federal Reserve to correct certain deficiencies at Doral Bank PR within a 180-day period from receipt of the notice or such longer period as may be permitted by the Federal Reserve. Doral Financial is taking corrective actions to remain as a financial holding company and does not believe that the loss of financial holding company status would have a direct material adverse effect upon Doral Financial’s consolidated financial position or results of operations.

     On October 23, 2006, Doral Bank PR entered into an MOU with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR consented to the payment of $12,000 of civil monetary penalties. Doral Bank PR also anticipates that it will be required to pay civil monetary penalties of up to approximately $125,000 to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act related to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.
     Doral Financial and Doral Bank PR have undertaken specific corrective actions to comply with the requirements of the consent orders and the MOUs, but cannot give assurances that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies. Doral Financial expects that the implementation of these corrective actions will result in additional compliance-related expenses. However, these expenses are not anticipated to have a material financial impact on the Company or Doral Bank PR.
Item 4. Submission of Matters to a Vote of Security Holders.
     Doral Financial held its annual meeting of stockholders on October 24, 2006. The proposals submitted to the meeting and the results of the voting thereon were reported under Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and are incorporated herein by reference.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Doral Financial’s common stock, $1.00 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange (“NYSE”) under the symbol “DRL.”
     The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices and the cash dividends declared on the Common Stock during such periods.

	Calendar	Price Range		Dividends
Year	Quarter	High	Low	Per Share
2007	1st	$2.79	$1.21	$—

2006	4th	$6.45	$2.87	$—
	3rd	6.81	4.54	—
	2nd	11.69	6.20	—
	1st	11.97	10.14	0.08

2005	4th	$12.76	$8.00	$0.08
	3rd	16.76	13.07	0.18
	2nd	21.75	11.52	0.18
	1st	49.45	21.50	0.18
     As of April 16, 2007, the approximate number of record holders of Doral Financial’s Common Stock was 449, which does not include beneficial owners whose shares are held in record names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $1.66 per share.
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

     During 2003, Doral Financial issued 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock (the “Convertible Preferred Stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of the Convertible Preferred Stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The Convertible Preferred Stock ranks on parity with Doral Financial’s other outstanding Preferred Stock with respect to dividend rights and rights upon liquidation, winding up or dissolution.
     The terms of Doral Financial’s preferred stock do not permit Doral Financial to declare, set apart or pay any dividends or make any other distribution of assets, or redeem, purchase, set apart or otherwise acquire shares of the Common Stock, or any other class of Doral Financial’s stock ranking junior to the preferred stock, unless all accrued and unpaid dividends on the preferred stock and any parity stock, at the time those dividends are payable, have been paid and the full dividend on the preferred stock for the current dividend period is contemporaneously declared and paid or set aside for payment. The terms of the preferred stock provide that if Doral Financial is unable to pay in full dividends on the preferred stock and other shares of stock of equal rank as to the payment of dividends, all dividends declared upon the preferred stock and such other shares of stock be declared pro rata.
     On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors had suspended the quarterly dividend on the Common Stock.
     Doral Financial’s ability to pay dividends in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over Doral Financial and its banking subsidiaries, its earnings, cash resources and capital needs, general business conditions and other factors deemed relevant by Doral Financial’s Board of Directors.
     On March 17, 2006, the Company and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner.
     Under the terms of the consent order with the FDIC and the Office of the Commissioner, Doral Bank PR may not pay a dividend or extend credit to, or enter into certain asset purchase and sale transactions with, Doral Financial or its subsidiaries, without the prior consent of the FDIC and the Office of the Commissioner. The consent order also restricts Doral Financial from paying dividends on its capital stock without the prior written approval of the Federal Reserve. Doral Financial is required to request permission for the payment of dividends on its common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. During 2006, Doral Financial received permission from the Federal Reserve to pay all of the regular monthly cash dividends on the Preferred Stock and the quarterly cash dividends on the Convertible Preferred Stock, but cannot provide assurance that it will receive approval for the payment of such dividends in the future.
     On February 9, 2006, the OTS notified Doral Bank NY that, until further notice, it could not pay any dividend to Doral Financial without prior approval of the OTS. The OTS also directed Doral Bank-NY not to make any extensions of credit to Doral Financial, purchases of assets or similar transactions, without the prior written consent of the OTS.
     Doral Financial did not purchase any of its equity securities during 2005 or 2006.
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
     United States citizens who are not residents of Puerto Rico may also make such an election except that notwithstanding the making of such election, a 10% withholding will still apply to the amount of any dividend distribution unless the individual files with Doral Financial’s transfer agent, prior to the first distribution date for the taxable year, a certificate to the effect that said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, in which case dividend distributions will not be subject to Puerto Rico income taxes.
     U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for Puerto Rico income taxes paid or deemed paid with respect to such dividends.
     Special U.S. federal income tax rules apply to distributions received by U.S. citizens on stock of a passive foreign investment company (“PFIC”) as well as amounts retained from the sale or exchange of stock of a PFIC. Based upon certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and proposed Treasury Regulations promulgated thereunder, Doral Financial understands that it has not been a PFIC for any of its prior taxable years.
     For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, refer to Part III, Item 12. Executive Compensation in this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH
     The following Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that Doral Financial specifically incorporates this information by reference, and shall not otherwise be deemed filed under these Acts.
     The following performance graph compares the yearly percentage change in Doral Financial’s cumulative total stockholder return on its common stock to that of the Center for Research in Security Prices, Graduate School of Business, the University of Chicago (“CRSP”) NYSE Market Index (U.S. Companies) and the CRSP Index for NYSE Depository Institution Stocks (SIC 6000-6099 U.S. Companies) (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2001 in each of Doral Financial’s common stock, the NYSE Market Index (U.S. Companies) and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of Doral Financial’s common stock.

Item 6. Selected Financial Data.
     The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2006. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year ended December 31,
(Dollars in thousands, except for share data)	2006	2005	2004	2003	2002
Selected Income Statement Data:
Interest income	$821,895	$947,779	$722,709	$557,705	$479,624
Interest expense	620,505	667,182	385,086	320,246	315,575

Net interest income	201,390	280,597	337,623	237,459	164,049
Provision for loan and lease losses	39,829	22,369	10,384	11,579	4,488

Net interest income after provision for loan and lease losses	161,561	258,228	327,239	225,880	159,561

Net (loss) gain on mortgage loan sales and fees	(34,456)	52,131	83,585	94,709	70,188
Investment activities	(64,896)	(44,204)	(99,722)	(23,199)	84,964
(Loss) gain on extinguishment of liabilities	(4,157)	2,000	—	—	—
Servicing income (loss)	6,904	16,715	(18)	24,486	(7,269)
Commissions, fees and other income	37,378	35,906	32,333	22,809	18,747

Total non-interest (loss) income	(59,227)	62,548	16,178	118,805	166,630

Non-interest expenses	374,342	288,493	214,114	178,631	145,961

(Loss) income before income taxes and cumulative effect of change in accounting principle	(272,008)	32,283	129,303	166,054	180,230
Income tax benefit (expense)(1)	48,107	(19,091)	85,491	(23,916)	(13,348)

Net (loss) income	$(223,901)	$13,192	$214,794	$142,138	$166,882

Net (loss) income attributable to common shareholders	$(257,200)	$(20,107)	$181,495	$121,050	$153,152

Cash Dividends Declared:
Common stock	$8,634	$66,914	$64,744	$43,218	$30,185

Preferred stock	$33,299	$33,299	$33,299	$21,088	$13,730

Per Common Share Data:
Basic:
Net (loss) income	$(2.38)	$(0.19)	$1.68	$1.12	$1.42

Diluted:
Net (loss) income	$(2.38)	$(0.19)	$1.63	$1.10	$1.40

Dividends per common share	$0.08	$0.62	$0.60	$0.40	$0.28

Book value per common share	$3.06	$5.34	$6.59	$5.64	$5.35

Weighted — Average Common Shares Outstanding:
Basic	107,941,135	107,927,037	107,907,699	107,861,415	107,697,114
Diluted	107,941,135	107,927,037	111,070,048	110,434,162	109,438,695

Common shares outstanding at end of period	107,948,236	107,930,236	107,908,862	107,903,912	107,774,022

Selected Balance Sheet Data:
Cash and cash equivalents	$1,145,861	$1,546,502	$2,535,726	$954,722	$1,573,291
Securities held for trading	183,805	388,676	489,070	494,717	996,508
Securities available for sale	2,408,686	4,631,573	4,982,508	2,850,598	862,090
Securities held to maturity	2,082,937	2,099,694	2,301,695	1,641,435	960,766
Total loans(2)	5,159,027	7,800,155	6,670,206	5,172,223	4,348,148
Servicing assets, net	176,367	150,576	123,586	128,920	96,930
Total assets	11,856,424	17,298,749	17,839,376	11,761,548	9,351,082

	Year ended December 31,
(Dollars in thousands, except for share data)	2006	2005	2004	2003	2002
Deposit accounts	4,250,760	4,237,269	3,643,080	2,971,272	2,217,211
Securities sold under agreements to repurchase	3,899,365	6,054,598	6,305,163	3,602,942	2,733,339
Advances from the Federal Home Loan Bank of NY (FHLB)	1,034,500	969,500	1,294,500	1,206,500	1,311,500
Loans payable	444,443	3,578,230	3,638,507	2,014,183	1,477,743
Notes payable	923,913	965,621	1,095,977	561,373	563,229
Total liabilities	10,953,020	16,148,940	16,554,759	10,579,186	8,546,703
Stockholders’ equity	903,404	1,149,809	1,284,617	1,182,362	804,379

Operating Data:
Loan production	$2,017,000	$5,480,000	$5,466,000	$4,901,000	$3,707,000
Loan servicing portfolio(3)	15,287,000	15,728,000	14,264,000	12,690,000	11,242,000

Selected Financial Ratios:(4)

Return on average assets	(1.42%)	0.07%	1.50%	1.37%	2.00%
Return on average common equity	(27.82%)	(3.04%)	30.20%	19.96%	30.74%
Dividend payout ratio for common stock	(3.36%)	(326.32%)	36.81%	36.36%	20.00%
Average equity to average assets	9.50%	6.56%	8.22%	8.91%	8.20%

(1)	See Note 23 of the consolidated financial statements for an explanation of the computation of income tax benefit and expense.

(2)	Includes loans held for sale.

(3)	Includes $3.3 billion, $5.9 billion, $5.2 billion, $4.3 billion, and $3.1 billion of loans owned by Doral Financial at December 31, 2006, 2005, 2004, 2003 and 2002, respectively, which represented 22%, 38%, 37%, 34% and 27%, respectively, of the total servicing portfolio as of such dates.

(4)	Average balances are computed on a daily basis.
     Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the five years in the period ended December 31, 2006 are as follows:

Year ended December 31,
	2006	2005	2004	2003	2002
Ratio of Earnings to Fixed Charges
Including Interest on Deposits	(A)	1.05x	1.33x	1.51x	1.57x
Excluding Interest on Deposits	(A)	1.06x	1.42x	1.66x	1.72x
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including Interest on Deposits	(A)	(B)	1.27x	1.41x	1.50x
Excluding Interest on Deposits	(A)	(B)	1.33x	1.51x	1.62x

(A)	During 2006, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $312.5 million to achieve ratios of 1:1 in 2006.

(B)	During 2005, earnings were not sufficient to cover preferred dividends and the ratio was less than 1:1. The Company would have had to generate additional earnings of $21.8 million to achieve a ratio of 1:1 in 2005.
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

     The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock on a consolidated basis as of December 31 of each of the five years in the period ended December 31, 2006 is set forth below.

	Year ended December 31,
(In thousands)	2006	2005	2004	2003	2002
Long-term obligations	$4,834,163	$9,774,714	$7,636,373	$5,126,788	$4,719,603
Cumulative preferred stock	$345,000	$345,000	$345,000	$345,000	$—
Non-Cumulative preferred stock	$228,250	$228,250	$228,250	$228,250	$228,250
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
OVERVIEW OF RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2006.
UPDATE ON RECAPITALIZATION PROCESS: Provides a description of the status of Doral Financial’s recapitalization efforts.
INTERNAL CONTROL OVER FINANCIAL REPORTING: Provides a description of the status of Doral Financial’s internal control over financial reporting. For additional information, see Part II, Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES: Provides a discussion of Doral Financial’s accounting policies that require critical judgment, assumptions and estimates.
CONSOLIDATED RESULTS: Provides an analysis of the consolidated results of operations for 2006 compared to 2005, and 2005 compared to 2004.
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
RISK MANAGEMENT: Provides an analysis of the most significant risks to which Doral Financial is exposed, specifically interest rate risk, credit risk, operational risks and liquidity risk.
MISCELLANEOUS: Provides disclosure about various matters, including changes in accounting standards and recently issued accounting standards.
OVERVIEW OF RESULTS OF OPERATIONS
     Net loss for the year ended December 31, 2006 amounted to $223.9 million, compared to net income of $13.2 million and $214.8 million for 2005 and 2004, respectively. Doral Financial’s 2006 financial performance was principally impacted by (1) lower net interest income as a result of a decrease in net interest spread and margin and an increase in the provision for loan and lease losses; (2) significant non-interest losses driven primarily by (i) losses on securities held for trading, principally related to losses on IO valuation, (ii) losses on sales of mortgage loans, and (iii) losses on the sale of investment securities; (3) a reserve for an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation; and (4) increased non-interest expense related to the Company’s ongoing legacy issues and transformation process.
     The highlights of the Company’s financial results for the year ended December 31, 2006 included the following:
•	Net loss for the year ended December 31, 2006 was $223.9 million, compared to net income of $13.2 million and $214.8 million for the years ended December 31, 2005 and 2004, respectively. After the payment of preferred stock dividends, there was a net loss attributable to common shareholders of $257.2 million for the year ended December 31, 2006, compared to a net loss attributable to common shareholders of $20.1 million and net income of $181.5 million for the years ended December 31, 2005 and 2004, respectively.

•	Diluted loss per share for the year ended December 31, 2006 was $2.38, compared to a diluted loss per share of $0.19 and diluted earnings per share of $1.63 for the years ended December 31, 2005 and 2004, respectively.

•	Net interest income for the year ended December 31, 2006 was $201.4 million, compared to $280.6 million and $337.6 million for the years ended December 31, 2005 and 2004, respectively. The decrease in net interest income for 2006, compared to 2005, is principally related to the decrease in the Company’s net interest spread and margin. Net interest margin decreased from 1.56% for 2005 to 1.41% for 2006 (see Tables A and B below for information regarding the Company’s net interest income). This reduction in net interest margin resulted from the flattening of the yield curve, as, on average, the Company’s interest bearing liabilities, principally wholesale funding and loans payable, re-priced at a higher frequency and at higher rates than the Company’s interest-earning assets. While the Company experienced a decrease in average interest-earning assets during 2006, with average interest-earning assets decreasing from $18.0 billion for 2005 to $14.3 billion for 2006, the decrease in assets was more than offset by a decrease in interest bearing liabilities. The reduction in average interest-earning assets reflects the sale during 2006 of approximately $3.1 billion in mortgage loans as part of the restructuring of loan transfer transactions with local financial institutions that were reclassified as secured borrowings as part of the restatement. It also reflects the sale of $1.2 billion in securities during the fourth quarter of 2005 and an additional $1.7 billion in investment securities during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007.

•	The provision for loan and lease losses for the year ended December 31, 2006 was $39.8 million, compared to $22.4 million and $10.4 million for 2005 and 2004, respectively. The increase in the provision for loan and lease losses reflects principally an increase in specific reserves related to the allowance for the Company’s construction loan portfolio, as well as deterioration in the delinquency trends of the overall loan portfolio, particularly in the construction and commercial portfolios.

•	Non-interest loss for the year ended December 31, 2006 was $59.2 million, compared to non-interest income of $62.5 million and $16.2 million in 2005 and 2004, respectively. The non-interest loss for 2006 was principally driven by:
o	Losses of $34.5 million on mortgage loan sales and fees. The loss on mortgage loan sales reflects principally a $27.2 million lower-of-cost-or-market adjustment taken during the year related to the transfer of mortgage loans from the Company’s held for sale portfolio to its loan receivable portfolio, and an $8.2 million net loss in connection with the previously announced restructurings of prior loan sale transactions with local financial institutions. As previously disclosed, during the year ended December 31, 2006, the Company reassessed its plan to sell certain portions of its mortgage portfolio classified as held for sale, specifically loans with a low FICO score or with documentation and compliance issues, and transferred $961.5 million from its mortgage loan held for sale portfolio to its loan receivable portfolio;

o	A $42.0 million loss on the IO valuation principally related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors. As interest rates increased during 2006, the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeded the weighted-average coupon on such mortgage loans, which resulted in a loss on the IO valuation. As a result of the restructuring of certain prior loan transfers effected during the second quarter of 2006, Doral Financial no longer has IOs that do not have caps on the pass-through interest payable to investors in its portfolio; and

o	A $27.7 million loss on the sale of investment securities. During the fourth quarter of 2006, Doral Financial’s banking subsidiaries sold approximately $1.7 billion of their investment securities (of which $231 million settled during the first quarter of 2007), as part of the Company’s efforts to restructure its balance sheet to improve its future earnings potential and reduce the high level of interest rate volatility inherent in its balance sheet. The Company also recorded a loss on extinguishment of related liabilities of $6.9 million.
•	Non-interest expense for the year ended December 31, 2006 was $374.3 million, compared to $288.5 million and $214.1 million for the years ended December 31, 2005 and 2004 respectively, representing an increase of 30% and 75%, respectively. The increase in non-interest expenses was driven by (i) a $95.0 million reserve created for an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation relating to the restatement; (ii) a $19.2 million increase in professional fees, principally associated with the resolution of ongoing legacy issues and the Company’s business transformation and recapitalization efforts; and (iii) $20.4 million in severance payments associated with a reduction in headcount.

•	On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004. As a result of this agreement, Doral Financial established a litigation reserve and recorded a charge to its full-year financial results for 2006 of $95.0 million. This amount is included in the non-interest expenses described above. The settlement is subject to class notice and approval from the U.S. District Court for the Southern District of New York. See Item 3. Legal Proceedings, of this Annual Report on Form 10-K.

•	For the year ended December 31, 2006, Doral Financial reported an income tax benefit of $48.1 million, compared to a tax expense of $19.1 million for 2005. The income tax benefit primarily reflects the amount of pre-tax losses incurred during 2006, together with an increase in the Company’s net deferred tax asset as a result of various agreements entered into with the Puerto Rico Treasury Department.

•	During the year ended December 31, 2006, the Company had other comprehensive income of approximately $18.5 million related principally to the positive impact of the decrease in long-term interest rates on the value of the Company’s portfolio of available-for-sale securities. As of December 31, 2006, the Company’s accumulated other comprehensive loss (net of income tax benefit) was $106.9 million, compared to $125.5 million as of December 31, 2005.

•	Doral Financial’s loan production for 2006 was $2.0 billion, compared to $5.5 billion for 2005, a decrease of approximately 63%. The decrease in Doral Financial’s loan production was due to a number of factors, including changes in underwriting standards, economic conditions in Puerto Rico, and competition from other financial institutions. The Company anticipates that, for the foreseeable future, loan production will continue below historical levels as these new underwriting standards are implemented and new product offerings are developed.

•	Total assets as of December 31, 2006 were $11.9 billion, a decrease of 31%, compared to $17.3 billion as of December 31, 2005. The decrease in total assets was principally the result of the previously reported sale of mortgage loans as part of a restructuring of various loan transfer transactions with local financial institutions during 2006 and a reduction in the Company’s investment securities portfolio.
     UPDATE ON RECAPITALIZATION PROCESS
     Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. The Company currently estimates that these external funding needs for 2007 will range between approximately $700 million and $800 million (without considering the distribution of any proceeds from the sale of Doral Bank NY’s branches). The Company’s consolidated financial statements included in this annual report have been prepared assuming Doral Financial will continue as a going concern. In light of the holding company’s liquidity needs and the risks and uncertainties surrounding its recapitalization process, the holding company’s liquidity position raises substantial doubts about the holding company’s ability to continue operating as a going concern without such recapitalization.
     Doral Financial is in active negotiations with a private equity firm (the “lead sponsor”) regarding a substantial investment in the Company by a new bank holding company. The new holding company would be capitalized by a number of private equity and other sophisticated financial investors, and their investment would take into account the various ownership restrictions imposed by banking regulations. The lead sponsor is actively engaged in discussions with a number of potential investors to raise the contemplated capital for the new holding company to invest in Doral.
     Based on its discussions to date, the Company believes that the proposed transaction, if executed, would be accomplished predominantly through the issuance of new equity securities at a discount to market price and would result in very significant dilution to the Company’s existing shareholders. If the Company is successful in entering into the proposed transaction and it is consummated on a timely basis, the Company believes that the proposed transaction would adequately satisfy its capital and liquidity needs. However, the Company cannot provide assurances that it will ultimately be able to enter into an agreement with respect to the proposed transaction.
     The proposed transaction would be subject to various conditions precedent, including but not limited to the receipt of regulatory and shareholder approvals, the receipt of sufficient equity commitments from other investors, final district court approval of the settlement agreement in respect of the consolidated securities class action and shareholder derivative claims brought against the Company, the absence of certain adverse developments and other customary closing conditions.
     Although the Company would attempt to enter into an alternative transaction that would provide it with the liquidity and capital needed to continue its business in the event that it is unable to enter into the proposed transaction, the Company cannot provide assurance that it would succeed in entering into such a transaction, especially in the limited time available prior to the July 20, 2007 maturity of the senior notes. The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. See Item 1A. Risk Factors, “— Risks Relating to the Recapitalization Process”, of this Annual Report on Form 10-K.
INTERNAL CONTROL OVER FINANCIAL REPORTING
     Doral Financial’s current management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2006 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A description of the material weaknesses existing as of December 31, 2006 is included in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K.
     The Company has and continues to develop a plan for remedying all of the identified material weaknesses, and the work will continue through 2007. As part of this remediation program, the Company is taking steps to add skilled resources to improve controls and increase the reliability of its financial closing process.

CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in Doral Financial’s consolidated financial statements and accompanying notes. Certain of these estimates are critical to the presentation of Doral Financial’s financial condition since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2006. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in Doral Financial’s results of operations or financial condition.
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
     Set forth below is a summary of Doral Financial’s sources of fair value for its investment securities, held in the securities held-for-trading and available-for-sale portfolios as well as its derivatives, retained interests and mortgage loans held for sale as of December 31, 2006:

	Carrying Amount
		Prices
		Provided
	Prices	By Other	Internal	External
	Actively	External	Valuation	Valuation
(In thousands)	Quoted	Sources	Models	Models
Tax-exempt GNMAs	$—	$52,969	$—	$—
Collateralized Mortgage Obligations	—	5	24,883	—
Puerto Rico government obligations	—	—	—	—
Mortgage-backed and U.S. Treasury and U.S. government sponsored agency securities	2,361,850	75,553	—	—
Derivative instruments	5,106	22,176	—	—
Other investment securities	—	23	—	—
Interest-only strips	—	—	49,926	—
Servicing assets (“MSRs”)	—	—	—	176,367
Mortgage loans held for sale (1)	—	—	1,769,090	—

	$2,366,956	$150,726	$1,843,899	$176,367

(1)	The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities, adjusted to reflect particular characteristics such as guarantee fees, actual delinquency and credit risk associated with the individual loans.
     Fair value affects Doral Financial’s earnings in a variety of ways. For certain financial instruments that are carried at fair value (such as securities held for trading, including IOs and derivative instruments), changes in fair value are recognized in current period earnings as net gain (loss) on securities held for trading. For securities available for sale, changes in fair value are generally deferred, net of tax, in AOCI, a component of stockholders’ equity. The deferred gains and losses in AOCI, initially measured at fair value, are recognized in earnings over time when the securities are sold or when impairments are recognized. In addition, impairments of mortgage loans held for sale are recognized in earnings through lower-of-cost-or-market valuation adjustments. Finally, impairments or recoveries of MSRs are recognized in earnings through an impairment allowance as part of servicing income.
     The estimation of fair values reflects Doral Financial’s judgment regarding appropriate valuation methods and assumptions. The selection of a method to estimate fair value for each type of financial instrument depends on both the reliability and availability of relevant market data. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as type of instrument, the liquidity of the market for the instrument and the contractual characteristics of the instrument.
     For financial instruments with active markets and readily available market prices, Doral Financial estimates fair values based on independent price quotations obtained from third parties, including dealer quotes or direct market observations. Dealer quotes are prices that are obtained from third-party dealers that generally make markets in the relevant products. The quoted price is an indication of the price at which the dealer would consider transacting in normal market conditions. Direct market observations are prices that are retrieved from sources in which market trades are executed, such as electronic trading platforms.
     Certain instruments, such as the Company’s portfolio of IOs, are less actively traded and, therefore, fair value is based on valuation models using market data inputs adjusted by the Company’s particular characteristics, when appropriate. See “Retained Interest Valuation” below for additional information.
Gain or Loss on Mortgage Loan Sales
     The Company generally securitizes as whole loans a significant portion of the residential mortgage loans it originates. FHA and VA loans are generally securitized into GNMA mortgage-backed securities and held as trading securities. After holding these securities for a period of time, Doral Financial sells these securities for cash. Conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors or exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells for cash through broker-dealers. The Company generally attempts to sell mortgage loans that do not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) as whole loan pools to financial institutions.
     As part of its mortgage loan sale and securitization activities, Doral Financial generally retains the right to service the mortgage loans it sells. In connection with the sale of loans, generally non-conforming mortgage loan pools, Doral Financial may also retain certain interests in the loans sold, such as the right to receive any interest payments on such loans above the contractual pass-through rate payable to the investor. Doral Financial determines the gain on sale of a mortgage-backed security or loan pool by allocating the carrying value of the underlying mortgage loans between the mortgage-backed security or mortgage loan pool sold and its retained interests, based on their relative estimated fair values. The gain on sale reported by Doral Financial is the difference between the proceeds received from the sale and the cost allocated to the loans sold. The proceeds include cash and other assets received in the transaction (primarily MSRs) less any liabilities incurred (i.e., liabilities for recourse or representations and warranty provisions). The reported gain or loss is the difference between the proceeds from the sale of the security or mortgage loan pool and its allocated cost after allocating a portion of the cost to the retained interests, and, in the case of loan sales with recourse provisions, the recourse obligation assumed by the Company. The amount of gain on sale is therefore influenced by the values of the MSRs and retained interest recorded at the time of sale. See “—Retained Interest Valuation” below for additional information.
     Below is a hypothetical example of the operation of this accounting principle based on a sale of loans with recourse with a carrying amount of $48.0 million:

				Allocated
			Percentage of	Carrying
(Dollars in thousands)		Fair Value	Total Fair Value	Amount
1.	Allocation of carrying amount of mortgage loans based on relative fair values:

	Loans sold	$47,000	95.5%	$45,840
	MSRs	493	1.0%	480
	IOs	1,722	3.5%	1,680

	Total	$49,215	100.0%	$48,000

2.	Gain on sale calculation:

	Net proceeds from sale of loans	$47,000
	Carrying amount of loans sold	(45,840)
	Recourse obligation assumed	(280)

	Gain on sale	$880

3.	Doral Financial retains MSRs and IOs with a carrying amount of $480,000 and $1.68 million, respectively, and recognizes a recourse obligation of $280,000. Simultaneously, the allocated carrying amount of the IOs, which are classified as securities held for trading, will be adjusted to its fair value of $1.72 million.
     If in a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in transferred assets), Doral Financial has not surrendered control over the transferred assets according to the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), Doral Financial accounts for the transfer as a secured borrowing (loan payable) with a pledge of collateral.
Retained Interest Valuation
     Doral Financial’s sale and securitization activities generally result in the recording of one or two types of retained interests; MSRs and IOs. MSRs represent the estimated present value of the normal servicing fees (net of related servicing costs) expected to be received on a loan being serviced over the expected term of the loan. MSRs entitle Doral Financial to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition, MSRs may entitle Doral Financial, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs. MSRs are classified as servicing assets in Doral Financial’s Consolidated Statements of Financial Condition. Any servicing liability recognized is included as part of accrued expenses and other liabilities in Doral Financial’s Consolidated Statements of Financial Condition.
     IOs represent the estimated present value of the cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for expected losses and prepayments, as well as by the estimated market value of any embedded cap, if applicable) after subtracting: (1) the interest rate payable to the investor; and (2) a contractual servicing fee. Prior to the first half of 2005, in connection with its whole loan sales of non-conforming loans, the Company generally agreed to pay investors a variable pass-through rate based on a spread over the 3-month LIBOR that resets quarterly, while the underlying mortgages generate interest at a fixed rate. Generally, the loans sold under a floating rate arrangement are subject to interest rate caps or calls set at or below the weighted-average coupon (less the servicing fee) on the pools of loans and to a lesser extent based on a spread above the initial contractual pass-through rate at the time of sale, which does not exceed the weighted-average coupon on the loans. For mortgage loan sale contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in the fair value of the Company’s floating rate IOs may exceed the carrying value of the IOs, creating a liability instead of an asset. Since July 2005, the Company has refrained from structuring loan sales that generate IOs based on variable rates. As of December 31, 2006, the carrying value of the IOs of $49.9 million is related to $482.0 billion of outstanding principal balance of mortgage loans sold to investors. IOs are classified as securities held for trading in Doral Financial’s Consolidated Statements of Financial Condition.
     Unlike U.S. Treasury and agency mortgage-backed securities, the fair value of MSRs and IOs cannot be readily determined because they are not traded in active securities markets. Doral Financial determined the initial fair value of its MSRs based on a market valuation received from a third party. The market valuation received for the Company’s entire servicing portfolio (governmental, conforming and non-conforming portfolios) is calculated by stratifying the portfolio by predominant risk characteristics – loan type and coupon. Under a market valuation approach, the fair value of the servicing assets is determined based on a combination of market information, such as trading activity, benchmarking of servicing assets and cash-flow modeling. Once MSRs have been recorded, they must be periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs falls below their carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. As of December 31, 2006, the MSRs impairment valuation allowance was $10.4 million. Doral Financial has also engaged the same third party to prepare an other-than-temporary impairment analysis to evaluate whether a loss in the value of the MSRs, if any, was permanent or not. If impairment is deemed to be other-than-temporary, the valuation allowance is applied to reduce the cost basis of the MSRs.
     The amortization of the MSRs is based on an income forecast cash-flow method. The income forecast method is based on the forecasted cash flows determined by the third-party market valuation and the amortization is calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining forecasted cash flow.
     To determine the value of its portfolio of variable IOs, Doral Financial uses an internal valuation model that forecasts expected cash flows using forward LIBOR rates derived from the LIBOR/Swap yield curve at the date of the valuation. Prepayment assumptions and discount rates incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, market data and statistically derived relationships between the Company’s and the FNMA’s U.S. mainland mortgage pool prepayment experiences.

     To determine prepayment assumptions, Doral Financial calculates its prepayment forecasts based on the median of 14 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. This median is then adjusted using a regression analysis that correlates the prepayment experiences of the Company’s non-conforming loan portfolio with that of U.S. mainland FNMA mortgages. To estimate the adjustment equation between the U.S. mainland and the Company’s portfolio, the Company calculates a quarterly constant prepayment rate (“CPR”) for each pool of its non-conforming loan portfolio and compares it to that of a generic FNMA pool with similar coupon and seasonality. To mitigate risks of misestimating the equation, the Company updates its regression analysis on a quarterly basis as new data become available.
     This methodology resulted in a CPR of 13.73% for 2006, 12.17% for 2005 and 17.04% for 2004. The change in the CPR between 2006 and 2005 was principally attributable to a change in the composition of the variable IO portfolio. The change in the CPR between 2005 and 2004 was principally attributable to a change in the composition of the Company’s non-conforming loan portfolio (during 2005, the weighted-average coupon of the portfolio was lower than in 2004), as well as to the increase in interest rates, which led to a decrease in forecasted prepayment rates.
     The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market-recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to their components, the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of a review by management of current liquidity conditions in the Puerto Rico secondary market for non-conforming loans, the liquidity premium incorporated in the model was increased by 300 basis points in light of the more stringent requirements of the U.S. secondary mortgage market which has now become the principal outlet for this type of loan. Doral Financial obtains the Z-spread from major investment banking firms. This methodology resulted in a discount rate of 12.67% for 2006, 10.46% for 2005 and 10.14% for 2004.
     The valuation model values fixed and floating rate IOs on a contract-by-contract basis. For fixed IOs, the valuation model projects a fixed-spread cash flow through the life of the underlying mortgages and applies a discount rate to obtain the present value of the projected cash flows. For the valuation of variable IOs, each contract is segregated into unhedged cash flows and the contract’s embedded optionality (calls, caps and floors). Each component, except embedded calls, is valued independently. For the unprotected cash flows from the IO, the model incorporates widely used financial techniques, such as cubic spline and bootstrapping, to estimate forward LIBOR rates. Cubic spline is an interpolation technique used to make a continuous curve out of the quoted yields. Using the continuous set of yields to maturity estimated using cubic spline, the spot rate curve (or zero-coupon curve) is derived with the bootstrapping methodology. Once a complete set of spot rates is obtained, the model generates the implied forward rates used in the valuation.
     The model uses the Black-76 option valuation formula to value interest rate caps and floors. The Black formula uses as inputs the strike price of the floor or cap, forward LIBOR rates, volatilities and discount rates to estimate the option value. With respect to the embedded calls, Doral Financial made the determination that due to the characteristics of the portfolio and the expected terms for any sale of such portfolio in the secondary market, its value was not significant. Consequently, the Company has not developed a valuation model for embedded calls and the value of such calls, if any, is not included in the Company’s financial statements. As of December 31, 2006 and 2005 the carrying value of IOs reflected in the Consolidated Statements of Financial Condition was $49.9 million and $74.0 million, respectively.
     For IOs, Doral Financial recognizes as interest income (through the life of the IO) the excess of all estimated cash flows attributable to these interests over their recorded balance using the effective yield method in accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Doral Financial recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, less a servicing fee (“retained spread”), up to an amount equal to the yield on the IOs that equals the discount rate used in the internal valuation model. Doral Financial accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows periodically and recognizes changes in calculated effective yield on a prospective basis. The following table presents a detail of the cash flows received and the losses on the valuation of Doral Financial’s portfolio of IOs for 2006, 2005 and 2004 based on the internal valuation model:

	Year ended December 31,
(In thousands)	2006	2005	2004
Total cash flows received on IO portfolio	$23,042	$62,639	$65,146

Amortization of IOs, as offset to cash flows	(16,520)	(51,785)	(51,692)

Net cash flows recognized as interest income	$6,522	$10,854	$13,454

Losses on the value of the IOs	$(41,967)	$(12,523)	$(3,137)

     As discussed above, Doral Financial classifies its IOs as securities held for trading with changes in the fair value recognized in current earnings as a component of net gain (loss) on securities held for trading.
     The following table shows the weighted averages of the key economic assumptions used by the Company in its external and internal valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2006:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$176,367	$49,926
Weighted-average expected life (in years)	6.4	4.7

Constant Prepayment Rate (weighted-average annual rate)	13.64%	13.73%
Decrease in fair value due to 10% adverse change	$(5,097)	$(2,371)
Decrease in fair value due to 20% adverse change	$(9,734)	$(4,567)

Residual cash flow discount rate (weighted-average annual rate)	11.78%	12.22%
Decrease in fair value due to 10% adverse change	$(6,590)	$(1,323)
Decrease in fair value due to 20% adverse change	$(12,722)	$(2,577)
     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the table above, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities.
     The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2006, all of the mortgage loan sale contracts underlying the Company’s floating rate IOs were subject to interest rate caps, which prevent changes in fair value of floating rate IOs from exceeding the carrying value of the IOs.

(Dollars in thousands)
	Constant	Weighted-average
Change in interest	Prepayment	expected life	Change in Fair Value
rates (basis points)	Rate	(years)	of Interest-Only Strips	% Change
+ 200	10.25%	5.8	$(805)	(1.6)%
+ 100	10.97%	5.5	1,083	2.2%
+ 50	11.90%	5.2	1,290	2.6%
Base	13.73%	4.7	0	0.0%
- 50	16.04%	4.2	(1,492)	(3.0)%
- 100	18.27%	3.8	(2,392)	(4.8)%
- 200	21.58%	3.3	(638)	(1.3)%
     The Company’s IOs included in the table above are primarily variable rate IOs, subject to interest rate caps. Accordingly, in a declining interest rate scenario (as shown in the table), decreases in the fair value of the interest rate caps more than offset the otherwise positive impact that declining interest rates would have on the fair values of the IOs. This results in a net reduction in the fair values of the IOs.
Valuation of Trading Securities and Derivatives
     Doral Financial’s net gain (loss) on securities held for trading includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other financial instruments, including derivative contracts that Doral Financial uses to manage its interest rate risk. Securities held for trading and derivatives are recorded at fair values with increases or decreases in such values reflected in current earnings. The fair values of many of Doral Financial’s trading securities (other than IOs) and derivative instruments are based on dealer quotations from recognized markets and, as such, do not require significant management judgment. For instruments not traded on a recognized market, Doral Financial generally determines fair value by reference to quoted market prices for similar instruments.
     As of December 31, 2006, Doral Financial held $53.0 million in Puerto Rico tax-exempt GNMA securities included in its securities held-for-trading portfolio. Because of their preferential tax status in Puerto Rico, these securities cannot be valued directly by reference to market quotations for U.S. GNMA securities with similar characteristics. Doral Financial determines the fair value of its portfolio of tax-exempt GNMA securities, based on a quotation received by a Puerto Rico broker-dealer.
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
     Derivatives used by the Company in the ordinary course of business are not designated as being in hedge accounting relationships. For those derivatives not designated as an accounting hedge, fair value gains and losses are reported as part of net gain (loss) on securities held for trading in the Consolidated Statements of Income.
Other Income Recognition Policies
     Interest income on loans is accrued by Doral Financial when earned. Loans are placed on a non-accrual basis when any portion of principal or interest is more than 90 days past due, or earlier if concern exists as to the ultimate collectibility of principal or interest. When a loan is placed on non-accrual status, all accrued but unpaid interest to date is fully reversed. Such interest, if collected, is credited to income in the period of recovery. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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
Allowance for Loan and Lease Losses
     Doral Financial maintains an allowance for loan and lease losses to absorb probable credit-related losses on its loans receivable portfolio. The allowance consists of specific and general components and is based on Doral Financial’s assessment of default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risks inherent in the loans receivable portfolio. The allowance is maintained at a level that Doral Financial considers to be adequate to absorb probable losses. Credit losses are charged and recoveries are credited to the allowance, while increases to the allowance are charged to operations. Unanticipated increases in the allowance for loan and lease losses could adversely impact Doral Financial’s net income in the future.
     Commercial and construction loans over $2.0 million that are classified as substandard are evaluated individually for impairment. The Company evaluates impaired loans and related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Doral Financial measures impaired loans at their estimated realizable values determined by discounting the expected future cash flows discounted at the loan’s effective interest rate or, if practical, at the fair value of the collateral, if the loan is collateral dependent. In assessing the reserves under the discounted cash flows, the Company considers the estimate of future cash flows based on reasonable and supportable assumptions and projections. All available evidence, including estimated costs to sell if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan, are considered in developing those estimates. The likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows.
     Doral Financial’s mortgage loan portfolio consists primarily of homogeneous loans that are secured by residential real estate and are made to consumers. Doral Financial does not evaluate individual homogeneous loans for impairment. Instead, it records an allowance (including residential mortgages, consumer, commercial and construction loans under $2.0 million) on an aggregate basis under the provisions of SFAS No. 5 “Accounting for Contingencies”. For such loans, the allowance is determined considering the historical charge-off experience of each loan category and delinquency levels and trends, as well as charge-off and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates.
Estimated Recourse Obligation
     From time to time, the Company sells mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain-on-sale recognition. Doral Financial recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its estimated recourse exposure on these loans. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2006, but actual future recourse obligations may be different and a different result may have been obtained if the Company had used another method for estimating this liability, such as one requiring management to estimate this liability based on actual historical losses incurred by the Company. As part of its new business strategy, the Company is seeking to reduce the sale of mortgage loans with recourse.

Income Taxes
     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, to the extent necessary, in the period that the tax change is enacted. The Company recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset which, based on management’s evaluation, is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income for the Company and of estimated operating expenses to support that anticipated level of business, as well as the expiration dates and amounts of net operating loss carryforwards. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.
     Income tax benefit or expense includes (i) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability balance during the year plus any change in the valuation allowance, if any; and (ii) current tax expense.
     Investors are encouraged to carefully read this MD&A together with Doral Financial’s consolidated financial statements, including the Notes to the consolidated financial statements.
     As used in this report, references to “the Company” or “Doral Financial” refer to Doral Financial Corporation and its consolidated subsidiaries unless otherwise indicated.

CONSOLIDATED RESULTS
Net Income
     Doral Financial incurred a loss of $223.9 million for the year ended December 31, 2006, compared to net income of $13.2 million and $214.8 million for the years ended December 31, 2005 and 2004, respectively. Diluted loss per common share for the year ended December 31, 2006 was $2.38, compared to a diluted loss per common share of $0.19 for 2005. Diluted earnings per common share for 2004 were $1.63.
     2006 compared to 2005. Doral Financial incurred a net loss of $223.9 million for the year ended December 31, 2006, compared to net income of $13.2 million for the year ended December 31, 2005. The results for 2006 reflect decreases in net interest income related primarily to the following factors:
•	A continued compression in the Company’s net interest margin, which resulted in a $79.2 million, or 28%, decrease in net interest income in 2006 compared to 2005.

•	An increase in the provision for loan and lease losses as a result of increases in specific reserves related to the allowance for the Company’s construction loan portfolio, as well as a deterioration in the delinquency trends of the overall loan portfolio, particularly in the Company’s construction and commercial portfolios.

•	A reduction in non-interest income attributable to (i) a $42.0 million loss on IO valuation principally related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors; (ii) a loss of approximately $27.7 million related to a sale of investment securities designed to reduce the Company’s exposure to interest rate risk; and (iii) losses of $34.5 million on mortgage loan sales and fees principally attributable to a market value adjustment of $27.2 million taken during the year in connection with the transfer of certain mortgage loans from the held-for-sale category to loans receivable. Mortgage loan sales and fees were also adversely impacted by a net loss of approximately $8.2 million incurred in connection with the restructuring of certain mortgage loan transfer transactions with local institutions.

•	An increase in non-interest expense, principally related to (i) a contingency provision of $95.0 million recorded in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement of prior-period financial statements; (ii) increases in professional fees related to the resolution of ongoing legacy issues and the Company’s business transformation and recapitalization efforts; and (iii) severance payments associated with a reduction in headcount.

•	The decreases in interest income and in non-interest income were offset in part by a tax benefit of $48.1 million for 2006, compared to a tax expense of $19.1 million for 2005. Such tax benefit results from the Company’s loss position and from agreements signed during 2006 with the Puerto Rico Treasury Department.
     2005 compared to 2004. Doral Financial’s consolidated net income decreased by $201.6 million, or 94%, for the year ended December 31, 2005 compared to 2004. The decrease in consolidated net income was principally attributable to a decrease in net interest income coupled with increases in tax expense and non-interest expenses, which were partially offset by an increase in non-interest income. The decrease in net interest income partially reflects a significant decrease in the Company’s net interest margin as a result of the flattening of the yield curve during 2005. The increase in non-interest expenses was principally due to increases in professional services, driven by expenses associated with the restatement of the Company’s prior period financial statements and to a $25 million reserve for the settlement of the SEC’s investigation of the Company. The increase in non-interest income was principally driven by unrealized gains experienced with respect to derivative instruments undertaken for risk management purposes (See “— Risk Management,” below, for a description of Doral Financial’s interest rate risk management policies and procedures), coupled with increases in net servicing income due to lower impairment charges resulting from a decrease in forecasted mortgage prepayment rates. The increase in non-interest income was partially offset by lower gains on sales of mortgage loans as a result of the Company’s inability to use its traditional secondary market channels to effect non-conforming loan sales because of the uncertainty surrounding the restatement process and a significant loss on sale of investment securities. For the year ended December 31, 2005, Doral Financial reported income tax expense of $19.1 million (representing an effective tax rate of 59.1%), as compared to a tax benefit of $85.5 million for 2004. During 2005, the Company’s effective tax rate was adversely affected by an increase in income tax rates in Puerto Rico, net operating losses at certain subsidiaries that could not be used to offset taxable income at other subsidiaries and certain expenses that were not deductible for tax purposes.
Net Interest Income
     Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a later repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates. In particular, Doral Financial maintained a portfolio with a carrying value of approximately $4.5 billion of fixed-rate investment securities as of December 31, 2006. These securities were generally purchased as part of prior management’s strategy of maximizing tax-exempt income. These securities were generally financed with callable repurchase agreements or short-term borrowings. As interest rates increase, lenders exercise their call right and the Company is required to re-price or replace this funding which adversely impacts its interest rate margin. Refer to “— Risk Management” below for additional information on the Company’s exposure to interest rate risk.
     Net interest income for the years 2006, 2005 and 2004, was $201.4 million, $280.6 million, and $337.6 million, respectively.
     2006 compared to 2005. Doral Financial’s net interest income for the year ended December 31, 2006, decreased by $79.2 million, or 28%, compared to 2005. The decrease in net interest income was principally due to continued compression of the Company’s net interest spread and a reduction in the average balance of the Company’s interest earnings assets. Doral Financial’s net interest spread and margin for the year ended December 31, 2006 were 1.22% and 1.41%, respectively, compared to 1.42% and 1.56%, respectively, for the year ended December 31, 2005. The reduction in average earning assets reflects a decrease in mortgage loans held for sale as a result of sales during 2006 of approximately $3.1 billion in mortgage loans as part of the restructuring of prior mortgage loan transfers that were recharacterized as secured borrowings as part of the restatement. The decrease in average earning assets also reflects a decrease in the average balance of investment securities. The Company’s current strategy is to gradually de-emphasize investment securities from the Company’s balance sheet and retain more loans in its balance sheet. This strategy is designed to reduce interest rate risk by reducing the gap between the repricing of its assets and its liabilities. As part of this strategy, the Company sold $1.2 billion of lower-yielding securities from its available-for-sale portfolio during the fourth quarter of 2005 and $1.7 billion in available-for-sale securities during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007. The decrease in average earning assets also reflects the Company’s decision in August of 2005 to discontinue the practice of purchasing whole loans without the associated servicing rights for subsequent securitization into mortgage-backed securities.
     The decrease in net interest rate spread and margin for the year ended December 31, 2006, as compared with 2005, was due primarily to increases in short-term interest rates, at which liabilities re-priced, that outpaced the increase in yield on interest-earning assets. The decrease in net interest rate spread was caused primarily by the following factors:
•	The higher cost of short-term borrowings as a result of the Federal Reserve’s tightening monetary policy, raising the federal funds target rate by 150 basis points from October 1, 2005 to June 30, 2006, and leaving it at 5.25% for the remainder of 2006.

•	The compressed margin on the Company’s large portfolio of investment securities. Assuming a funding cost equal to the weighted-average cost of the Company’s repurchase agreements, the average interest rate spread on the Company’s investment securities for the year ended December 31, 2006 was 4.23%, compared to 3.99% for the year ended December 31, 2005.

•	The decrease the current mismatch in the duration of the Company’s assets and liabilities. This mismatch exposes the Company to significant interest rate risk in a rising rate environment because, as these short-term or callable liabilities re-price at higher market rates, the Company’s interest rate margin is further compressed. The Company’s interest rate exposure is further complicated by the negative convexity (i.e., the tendency for the average life of the Company’s assets to decrease through prepayments as interest rates decline) inherent in the Company’s portfolio of fixed rate mortgage-backed securities and mortgage loans. The combination of this negative convexity and the current composition of the Company’s liabilities exposes the Company to margin compression risks even in certain declining interest rate environments.

•	The decrease in interest income on IOs, which was principally attributable to a significant decrease in the average principal balance of the mortgage loans underlying the outstanding IOs as a result of the restructuring of certain mortgage loan sales during the first half of 2006 and, to a lesser extent, to increases in short-term interest rates compared to 2005.

•	Increased deposits at Doral Financial’s banking subsidiaries, including brokered deposits, coupled with a more competitive deposit environment, as well as increased costs of its repurchase agreements and notes payable. The increase in cost of notes payable reflects the re-pricing nature of most of the Company’s notes payable, which are floating rate notes indexed to 3-month LIBOR.
     2005 compared to 2004. Doral Financial’s net interest income for the year ended December 31, 2005, decreased by $57.0 million, or 17%, compared to 2004. The decrease in net interest income was due to a significant reduction in the Company’s net interest margin offset in part by significant increases in Doral Financial’s average balance of interest-earning assets. Doral Financial’s net interest spread and margin for the year ended December 31, 2005 were 1.42% and 1.56%, respectively, compared to 2.29% and 2.51%, respectively, for the year ended December 31, 2004. The decrease in net interest rate spread and margin during 2005 was due primarily to the upward trend of short-term interest rates and the flattening of the yield curve. The average rate paid by Doral Financial on its interest-bearing liabilities increased by 78 basis points during 2005, while the average yield earned on its interest-earning assets decreased by nine basis points, compared to 2004. The decrease in the yield of the Company’s interest-earning assets related primarily to lower yields obtained on loans originated during the period.
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
     The following table presents Doral Financial’s average balance sheet for the years indicated, the total dollar amount of interest income from its average interest-earning assets and the related yields, as well as the interest expense on its average interest-bearing liabilities, expressed in both dollars and rates, and the net interest margin and spread. The table does not reflect any effect of income taxes. Average balances are based on average daily balances.

Table A — Average Balance Sheet and Summary of Net Interest Income

	2006			2005			2004
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets:
Interest-Earning Assets:
Total loans (1)(2)	$6,707,339	$458,307	6.83%	$7,196,617	$496,806	6.90%	$5,534,219	$423,908	7.66%
Mortgage-backed securities	3,639,618	186,697	5.13%	4,727,622	224,930	4.76%	2,309,797	103,491	4.48%
Interest-only strips	51,476	6,522	12.67%	103,767	10,854	10.46%	132,739	13,454	10.14%
Investment securities	2,824,931	119,415	4.23%	3,578,327	142,601	3.99%	3,771,387	158,379	4.20%
Other interest-earning assets	1,086,178	50,954	4.69%	2,357,348	72,588	3.08%	1,699,361	23,477	1.38%

Total interest-earning assets/interest income	14,309,542	$821,895	5.74%	17,963,681	$947,779	5.28%	13,447,503	$722,709	5.37%

Total non-interest-earning assets	1,457,935			854,302			840,472

Total assets	$15,767,477			$18,817,983			$14,287,975

Liabilities and Stockholders’ Equity:
Interest-Bearing Liabilities:
Deposits	$4,263,587	$155,418	3.65%	$3,841,825	$106,164	2.76%	$3,239,996	$80,683	2.49%
Repurchase agreements	5,540,978	240,787	4.35%	7,179,834	256,542	3.57%	4,805,381	120,635	2.51%
Advances from the FHLB	1,036,007	46,455	4.48%	1,181,804	48,631	4.11%	1,254,202	49,842	3.97%
Loans payable	1,993,303	118,491	5.94%	3,998,461	197,902	4.95%	2,420,848	88,413	3.65%
Notes payable	893,805	59,354	6.64%	1,079,831	57,943	5.37%	768,524	45,513	5.92%

Total interest-bearing liabilities/interest expense	13,727,680	$620,505	4.52%	17,281,755	$667,182	3.86%	12,488,951	$385,086	3.08%

Total non-interest-bearing liabilities	542,030			302,336			624,749

Total liabilities	14,269,710			17,584,091			13,113,700
Stockholders’ equity	1,497,767			1,233,892			1,174,275

Total liabilities and stockholders’ equity	$15,767,477			$18,817,983			$14,287,975

Net interest-earning assets	$581,862			$681,926			$958,552
Net interest income on a non-taxable equivalent basis		$201,390			$280,597			$337,623

Interest rate spread (3)			1.22%			1.42%			2.29%

Interest rate margin (4)			1.41%			1.56%			2.51%

Net interest-earning assets ratio			104.24%			103.95%			107.68%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest income on loans includes $2.1 million, $4.9 million and $4.0 million for 2006, 2005 and 2004, respectively, of income from prepayment penalties related to the Company’s loan portfolio. For 2004, interest income on loans also includes a yield adjustment of $11.3 million related to deferred fees on construction loans repaid prior to maturity.

(3)	Interest rate spread represents the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Doral Financial’s interest income and interest expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by current year volume); and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.
Table B — Net Interest Income Variance Analysis

	2006 compared to 2005			2005 compared to 2004
	Increase / (Decrease)			Increase / (Decrease)
		Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income Variance
Total loans	$(33,972)	$(4,527)	$(38,499)	$127,516	$(54,618)	$72,898
Mortgage-backed securities	(51,706)	13,473	(38,233)	108,215	13,224	121,439
Interest-only strips	(5,470)	1,138	(4,332)	(2,933)	333	(2,600)
Investment securities	(29,917)	6,731	(23,186)	(8,189)	(7,589)	(15,778)
Other interest-earning assets	(39,140)	17,506	(21,634)	9,072	40,039	49,111

Total interest income variance	(160,205)	34,321	(125,884)	233,681	(8,611)	225,070

Interest Expense Variance
Deposits	11,610	37,644	49,254	15,058	10,423	25,481
Repurchase agreements	(58,635)	42,880	(15,755)	59,688	76,219	135,907
Advances from the FHLB	(6,028)	3,852	(2,176)	(2,869)	1,658	(1,211)
Loans payable	(99,237)	19,826	(79,411)	57,544	51,945	109,489
Notes payable	(9,969)	11,380	1,411	18,384	(5,954)	12,430

Total interest expense variance	(162,259)	115,582	(46,677)	147,805	134,291	282,096

Net interest income variance	$2,054	$(81,261)	$(79,207)	$85,876	$(142,902)	$(57,026)

Interest Income
     Total interest income for the years 2006, 2005 and 2004, was $821.9 million, $947.8 million and $722.7 million, respectively.
     2006 compared to 2005. Interest income decreased by approximately $125.9 million, or 13%, for the year ended December 31, 2006 compared to 2005. The decrease in interest income during 2006 was primarily related to the decrease in Doral Financial’s total average balance of interest-earning assets, which decreased from $18.0 billion for the year ended December 31, 2005 to $14.3 billion for 2006.
     Interest income on loans decreased by approximately $38.5 million, or 8%, for the year ended December 31, 2006, compared to 2005. The average rate earned on the Company’s loans decreased by seven basis points for the year ended December 31, 2006, compared to 2005, and the average balance of loans decreased by $489.3 million or 7%, compared to 2005.
     Interest income on mortgage-backed securities for the year ended December 31, 2006 decreased by approximately $38.2 million, or 17%, compared to 2005. The result for 2006 reflected a decrease in the average balance of mortgage-backed securities, which decreased by 23% from 2005 to 2006, offset in part by an increase in the average rate earned on mortgage-backed securities of 37 basis points. The decrease in the average balance of mortgage-backed and investment securities reflects the strategy adopted by the Company’s current management to gradually de-emphasize investments from the Company’s balance sheet and retain more loans in its balance sheet, together with the efforts to reduce the gap between the repricing of its assets and liabilities. As part of this strategy, the Company sold $1.2 billion of lower-yielding securities from its available-for-sale portfolio during 2005 and sold an additional $1.7 billion in available-for-sale securities during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007. The results for the 2006 periods also reflect the Company’s decision in August of 2005 to discontinue the practice of purchasing whole loans without the associated servicing rights for subsequent securitization in to mortgage-backed securities.
     Interest income on IOs for the year ended December 31, 2006 decreased by $4.3 million, or 40%, compared to 2005. The decrease in interest income on IOs was principally attributable to a significant decrease in the average balance of outstanding IOs (by approximately 50%) as a result of a restructuring of certain mortgage loan sales during the first half of 2006 and, to a lesser extent, to increases in short-term interest rates as compared to 2005. The impact of the decrease in the average balance of outstanding IOs was offset in part by an increase of 221 basis points in the average yield of the IOs, which equals the average discount rate used in the internal valuation model. The actual cash flow received on Doral Financial’s portfolio of IOs, particularly its floating rate IOs, decreased to $23.0 million for 2006, compared to $62.6 million for 2005. See “Critical Accounting Policies — Retained Interest Valuation” for additional information regarding the cash flows of the IO portfolio.
     Interest income on investment securities for the year ended December 31, 2006 decreased by $23.2 million, or 16%, compared to 2005. The decrease in interest income on investment securities was principally driven by a decrease in the average balance of investment securities, which decreased by $753.4 million, or 21%, from 2005 to 2006, offset in part by an increase in the average yield of 24 basis points.
     Interest income on other interest-earning assets for the year ended December 31, 2006 decreased by approximately $21.6 million, or 30%, compared to 2005. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months, including overnight deposits, term deposits and reverse repurchase agreements. An increase of 161 basis points for the year ended December 31, 2006 in the average yield on other interest-earning assets was due to higher short-term interest rates, compared to 2005. The average balance of other interest-earning assets during 2006 decreased by $1.3 billion, or 54%, compared to 2005 relating primarily to the decrease in the use of money market instruments for liquidity purposes.
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
     Interest income on loans increased by approximately $72.9 million, or 17%, for the year ended December 31, 2005, compared to 2004. The increase during 2005 reflected an increase in the level of loans held by Doral Financial of approximately 30% compared to 2004, due to the increased volume of loan originations coupled with the Company’s inability to use its traditional secondary market channels to effect non-conforming loan sales. The increase in interest income on loans was partially offset by the lower average rate earned on loans and by a higher amount of interest income reversed with respect to loans placed in non-accrual status. The average rate earned on the Company’s loans decreased by 76 basis points for the year ended December 31, 2005, compared to 2004. During the first quarter of 2005, the Company changed its estimate for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on non-accrual status after they are delinquent for more than 90 days. The effect of this change was a decrease in interest income of approximately $7.0 million. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed in non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio raised concerns as to ultimate collectibility of the loan.
     Interest income on mortgage-backed securities for the year ended December 31, 2005 increased by approximately $121.4 million, or 117%, compared to 2004. The result for 2005 reflected an increase in the average balance of mortgage-backed securities, which increased by 105% from 2004 to 2005, coupled with an increase in the average rate earned on mortgage-backed securities of 28 basis points.
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
     Interest income on investment securities decreased by $15.8 million, or 10%, from the year ended December 31, 2004 to the year ended December 31, 2005. The decrease in interest income on investment securities was principally driven by a decrease in the average balance of investment securities, which decreased by 5% from 2004 to 2005 coupled with a decrease in the average yield of 21 basis points.
     Interest income on other interest-earning assets for the year ended December 31, 2005 increased by approximately $49.1 million, or 209% compared to 2004. Other interest-earning assets consist primarily of fixed income money market investments whose original maturity is less than three months, including overnight deposits, term deposits and reverse repurchase agreements. The increase for the year ended December 31, 2005 reflected an increase of 170 basis points in the average yield on other interest-earning assets due to higher short-term interest rates and an increase in the average balances of money market instruments, principally overnight and term deposits, compared to 2004. The average balance of other interest-earning assets during 2005 increased by $658.0 million, or 39%, compared to 2004.
Interest Expense
     Total interest expense for the years 2006, 2005 and 2004, was $620.5 million, $667.2 million and $385.1 million, respectively. The decrease in interest expense experienced during 2006 was principally due to a reduction in the average balance of Doral Financial’s interest-bearing liabilities. The increase in interest expense experienced during 2005, as compared with 2004, was primarily related to the increases in Doral Financial’s total average balance of interest-bearing liabilities, coupled with an increase in the average costs of interest-bearing liabilities.
     2006 compared to 2005. Total interest expense for the year ended December 31, 2006 decreased by $46.7 million, or 7%, compared to 2005. The decrease in interest expense for 2006 was due to a decreased volume of borrowings to finance Doral Financial’s loan production and investment activities. The average balance of interest-bearing liabilities during 2006 decreased by $3.6 billion, or 21%, compared to 2005, and the average cost of borrowings increased during 2006 by 66 basis points, compared to 2005.
     Interest expense on deposits for the year ended December 31, 2006 increased by $49.3 million, or 46%, compared to 2005. The increase in interest expense on deposits reflects an increase in the average cost of deposits and a larger deposit base held at Doral Financial’s banking subsidiaries. The average balance of deposits during 2006 increased by $421.8 million, or 11%, compared to 2005. The average interest cost on deposits during 2006 increased by 89 basis points, compared to 2005.
     Interest expense related to securities sold under agreements to repurchase for the year ended December 31, 2006 decreased by $15.8 million, or 6%, compared to 2005. The decrease in interest expense on securities sold under agreements to repurchase during 2006 reflects decreased borrowings to finance mortgage-backed securities and other investment securities, as compared to 2005. The average balance of borrowings under repurchase agreements for 2006 decreased by $1.6 billion, or 23%, compared to 2005. The average cost on securities sold under agreements to repurchase increased by 78 basis points from 2005 to 2006.
     Interest expense on advances from the FHLB for the year ended December 31, 2006 decreased by approximately $2.2 million, or 4%, compared to 2005. The decrease in FHLB advances interest expense during 2006 reflects a decrease in the average balance of advances from FHLB, partially offset by higher average interest cost.
     Interest expense related to loans payable for the year ended December 31, 2006 decreased by approximately $79.4 million, or 40%, compared to 2005. The decrease in interest expense on loans payable reflects a decrease in the average balance of loans payable, partially offset by higher average cost of loans payable. The average balance of loans payable during 2006 decreased by $2.0 billion, or 50%, compared to 2005. The reduction in the average balance of loans payable relates to the restructuring of prior loan transfer transactions with local financial institutions during

2006. The average interest cost on loans payable during 2006 increased by 99 basis points compared to 2005.
     Interest expense on notes payable for the year ended December 31, 2006 increased by $1.4 million, or 2%, compared to 2005. The increase in cost of notes payable reflects the re-pricing nature of most of the Company’s notes payable, which are floating rate notes index to 3-month LIBOR. The average balance of notes payable during 2006 decreased by $186.0 million, or 17%, compared to 2005. The average interest cost on notes payable during 2006 increased by 127 basis points compared to 2005.
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
     Interest expense related to securities sold under agreements to repurchase for the year ended December 31, 2005 increased by $135.9 million, or 113%, compared to 2004. The increase in interest expense on securities sold under agreements to repurchase during 2005 reflects increased borrowings to finance mortgage-backed securities and other investment securities, as compared to 2004, coupled with higher borrowing costs experienced during 2005. The average balance of borrowings under repurchase agreements for 2005 increased by $2.4 billion, or 49%, compared to 2004. The average cost of securities sold under agreements to repurchase increased by 106 basis points from 2004 to 2005.
     Interest expense on advances from the FHLB for the year ended December 31, 2005 decreased by approximately $1.2 million, or 2%, compared to 2004. The decrease in FHLB advances interest expense during 2005 reflects a decrease in the average balance of advances from FHLB, partially offset by higher average interest cost.
     Interest expense related to loans payable for the year ended December 31, 2005 increased by approximately 109.5 million, or 124%, compared to 2004. The increase in interest expense on loans payable reflects an increase in the average balance of loans payable coupled with an increase in the average cost of loans payable. The average balance of loans payable during 2005 increased by $1.6 billion, or 65%, compared to 2004. The average interest cost on loans payable during 2005 increased by 130 basis points compared to 2004.
     Interest expense on notes payable for the year ended December 31, 2005 increased by $12.4 million, or 27%, compared to 2004. The increase in interest expense on notes payable was due to an increase in the average balance of notes payable from $768.5 million in 2004 to $1.1 billion in 2005, principally as a result of the issuance after the first quarter of 2004 of an aggregate principal amount of $740.3 million of the Company’s floating rate senior notes with interest tied to 3-month LIBOR. The replacement of high-rate borrowings with borrowings tied to lower short-term rates caused the average cost of notes payable during 2005 to decrease by 55 basis points.

Provision for Loan and Lease Losses
     The provision for loan and lease losses is charged to earnings to bring the total allowance for loan and lease losses to a level considered appropriate by management based on Doral Financial’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, an assessment of individual troubled loans, the estimated value of the underlying collateral, and an assessment of current economic conditions and emerging risks. While management believes that the current allowance for loan and lease losses is adequate, future additions to the allowance could be necessary if economic conditions change or if credit losses increase substantially from those forecasted by Doral Financial in determining the allowance. Unanticipated increases in the allowance for loan and lease losses could result in reductions in Doral Financial’s net income. As of December 31, 2006, approximately 94% of the Company’s loan portfolio was collateralized by real property. As a result, a substantial part of the amounts due on defaulted loans have historically been recovered through the sale of the collateral after foreclosure or negotiated settlements with borrowers.
     2006 compared to 2005. Doral Financial’s provisions for loan and lease losses for the year ended December 31, 2006 increased by $17.5 million, or 78%, compared to 2005. The increase in the provision for loan and lease losses reflects principally an increase in specific reserves related to the allowance for the Company’s construction loan portfolio, as well as deterioration in the delinquency trends of the overall loan portfolio, particularly in the construction and commercial portfolios. The Company believes that this deterioration reflects the overall decline in the Puerto Rico real estate market resulting from worsening macroeconomic conditions in Puerto Rico. As of December 31, 2006, the allowance for loan and lease losses was 1.94% of total loans receivable compared to 1.39% as of December 31, 2005. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
     During 2006, the Company increased the allowance for loan losses for its construction loans portfolio from $20.7 million or 2.61% of the total portfolio as of December 31, 2005 to $37.8 million or 4.63% as of December 31, 2006. Doral Financial recognized total provisions for loan and lease losses of $39.8 million, $22.4 million and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     2005 compared to 2004. Doral Financial’s provisions for loan and lease losses for the year ended December 31, 2005 increased by $12.0 million, or 115%, compared to 2004. The increase in the provision during 2005 primarily reflects increases to the Company’s provision for construction loans, coupled with changes to Doral Financial’s estimate of probable losses based on recent experience with lines of credit and credit cards compared to 2004. As of December 31, 2005, the allowance for loan and lease losses was 1.39% of total loans receivable compared to 1.18% as of December 31, 2004. Refer to the discussions under “Non-performing assets and allowance for loan and lease losses” and “Credit Risk” for further analysis of the allowance for loan and lease losses and non-performing assets and related ratios.
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

Non-Interest (Loss) Income
     Non-interest (loss) income consists of net gain on mortgage loan sales and fees, trading activities, net gain (loss) on sale of investment securities, net gain (loss) on extinguishment of liabilities, net servicing income and commissions, fees, and other income.

	For the year ended December 31,
(In thousands)	2006	2005	2004
Non-interest (loss) income:
Net (loss) gain on mortgage loan sales and fees	$(34,456)	$52,131	$83,585
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(37,228)	(3,406)	(111,678)
Net (loss) gain on sale of investment securities	(27,668)	(40,798)	11,956
Net (loss) gain on extinguishment	(4,157)	2,000	—
Servicing income (loss), net of amortization and impairment/recovery	6,904	16,715	(18)
Commissions, fees and other income	37,378	35,906	32,333

Total non-interest (loss) income	$(59,227)	$62,548	$16,178

     Net (Loss) Gain on Mortgage Loan Sales and Fees. Set forth below is certain information regarding the Company’s loan sale and securitization activities and resulting IO and MSR capitalization for the years ended December 31, 2006, 2005, and 2004.

	For the year ended December 31,
(In thousands)	2006	2005	2004
Total loan sales and securitizations	$4,191,364	$2,686,935	$2,531,345

Total loan sales and securitization (excluding sales relating to restructuring of prior mortgage loan transfers)	$1,053,504	$2,686,935	$2,531,345

Total loans sales resulting in the recording of IOs	$—	$732,650	$1,063,052

IOs capitalized	$—	$10,981	$53,624

MSRs capitalized	$55,394	$45,433	$27,520
     2006 compared to 2005. Net gain from mortgage loan sales and fees decreased by 166% to a net loss of $34.5 million during the year ended December 31, 2006 compared to a net gain of $52.1 million for 2005. The net loss on mortgage loan sales and fees during 2006 was principally due to charges incurred in connection with the Company’s transfer of certain mortgage loans from its held for sale portfolio to its loans receivable portfolio. In particular, during the year ended December 31, 2006, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with a low FICO score or with documentation and compliance issues, and transferred $961.5 million from its portfolio of mortgage loans held for sale to its loans receivable portfolio. This transfer resulted in a $27.2 million charge against earnings for the year ended December 31, 2006.
     During the year ended December 31, 2006, losses on sales of mortgage loans also include the impact of the Company’s decision to restructure certain previous mortgage loan transfers to local financial institutions. The previously reported restructuring of various loan transfer transactions with local financial institutions resulted in a net loss of approximately $8.2 million during the year ended December 31, 2006, consisting of a loss of $11.8 million in mortgage loan sales, partially offset by a gain of $3.6 million recognized as part of Other Income related to these transactions. See “—Critical Accounting Policies — Gain on Mortgage Loan Sales and Retained Interest Valuation.”

     Net gain from mortgage loan sales and fees was also adversely impacted by a reduction in the volume of loan sales and securitizations (excluding sales related to the restructuring of prior mortgage loan transfers). The reduction in the volume of sales and securitizations was tied to the reduction of the Company’s loan production during the year.
     2005 compared to 2004. Net gain from mortgage loan sales and fees decreased by 38% during the year ended December 31, 2005 compared to 2004. The decrease for 2005 was the result of (1) lower gain-on-sale margins on sales involving floating rate IOs due to lower spreads between the weighted-average coupon of the mortgage loans sold and implied LIBOR rates and (2) a reduction in non-conforming mortgage loan sales involving the creation of IOs. The lower volume of sales was related to the Company’s inability to use its traditional secondary market channels to effect sales of non-conforming loans to local financial institutions because of the uncertainty surrounding the restatement process. See also “—Critical Accounting Policies — Gain on Mortgage Loan Sales and Retained Interest Valuation.”
      Trading Activities. Trading activities include gains and losses, whether realized or unrealized, in the market value of Doral Financial’s securities held for trading, including IOs, as well as options, futures contracts, interest rate swaps and other derivative instruments used for interest rate risk management purposes. Set forth below is a summary of the components of gains and losses from trading activities for the years ended December 31, 2006, 2005, and 2004.
Table C — Components of Trading Activities

	Year ended December 31,
(In thousands)	2006	2005	2004
Net realized (losses) gains on sales of securities held for trading	$(8,554)	$13,315	$18,665
Losses on the IO valuation	(41,967)	(12,523)	(3,137)
Net unrealized (losses) and gains on trading securities, excluding IOs	(2,662)	(4,530)	3,259
Net realized and unrealized gains (losses) on derivative instruments	15,955	332	(130,465)

Total	$(37,228)	$(3,406)	$(111,678)

     2006 compared to 2005. Net losses on securities held for trading for the year ended December 31, 2006 increased by $33.8 million, compared to 2005. The negative variance was principally due to losses on the value of the IO portfolio. Net losses on the value of the Company’s IOs for the period ended December 31, 2006 increased by $29.4 million, compared to 2005. Losses on the value of the Company’s IOs during 2006 were primarily related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors. As interest rates increase during 2006, the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeded the weighted-average coupon on such mortgage loans, which resulted in a loss on the IO valuation. The discount rate on the IOs based on the Company’s internal valuation model was 12.67% at December 31, 2006 compared to 10.46% at December 31, 2005. For an overview of the Company’s new risk management practices, as well as current exposure to changes in interest rates, see “—Risk Management” below.
     The Company had net realized losses on sales of securities held for trading for the year ended December 31, 2006 of $8.6 million compared to gains of $13.3 million during 2005. During 2006, sales of trading securities were $423.7 million, compared to $2.9 billion in 2005. The sale of securities was part of Doral Financial’s strategy to de-levarage its balance sheet.
     Net losses on securities held for trading for 2006 and 2005, also included $2.7 million and $4.5 million, respectively, of net unrealized losses on the value of Doral Financial’s securities held for trading, excluding IOs.
     Net gain on derivatives instruments for the period ended December 31, 2006 increased by $15.6 million compared to 2005. The gain on derivative instruments is primarily related to increases in the market value of interest rate swaps as long-term interest rates increased during 2006. The gain on derivative instruments includes a net unrealized gain of $1.0 million from derivatives resulting from certain gain sharing agreements created in connection with the previously reported restructuring of various loan transfer transactions. Pursuant to the agreements executed in connection with certain of those sales, the Company had the right to share, on a limited basis, the gains or losses realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.
     During the year ended December 31, 2006, the Company entered into certain forward contracts (TBAs — FNMAs). As the price of the underlying securities on those forward contracts increased during the year, the Company realized a gain of approximately $3.1 million during 2006.
     2005 compared to 2004. Net losses on securities held for trading for the year ended December 31, 2005 decreased by $108.3 million, or 97%, compared to 2004. The decrease was principally due to decreases in losses on derivative instruments, partially offset by increased losses on the value of the Company’s IOs. In order to manage the Company’s sensitivity to changes in interest rates, Doral Financial generally enters into derivative instruments, including floating-to-fixed interest rate swap agreements. As medium- and long-term rates increased during 2005, the Company experienced an increase in the value of its derivative portfolio, which resulted in realized and unrealized gains for 2005 of $332,000, compared to a loss of $130.5 million in 2004. During 2004, the Company’s interest rate risk management program was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term interest rates that could not be absorbed in the normal course of business and was not adequately aligned with the sensitivity of the Company’s balance sheet composition to changes in interest rates. During the latter part of 2004 the yield curve continued to flatten and long-term interest rates did not increase as anticipated. Accordingly, the Company experienced significant losses on the value of its derivatives. For an overview of the Company’s new risk management practices, as well as current exposure to changes in interest rates, see “—Risk Management,” below.
     Net loss on the value of the Company’s IOs for the period ended December 31, 2005 was $12.5 million, compared to a net loss of $3.1 million for 2004. Higher losses during 2005 were recognized as a result of a 123-basis point decrease in spread, due to a lower weighted-average coupon on the underlying mortgage loans and higher implied LIBOR rates. The average implied 3-month LIBOR rate over the life of the loans, is represented by the 5-year swap rate. The five-year swap rate is used throughout the MD&A as a representative rate for parallel shifts in the yield curve to simplify the presentation of the results. However, expected cash flows of the variable IOs and discounting are based on the full swap curve. The weighted-average coupon received on the mortgage loans underlying the Company’s variable IO portfolio decreased 37 basis points from 7.42% as of December 31, 2004 to 7.05% as of December 31, 2005 and the 5-year swap rate increased 86 basis points from 4.02% to 4.88%. The value of the variable rate IOs is very sensitive to changes in interest rates, particularly to changes in short-term interest rates. As short-term interest rates increase, the value of the Company’s variable rate IOs is adversely affected. This may be offset, to some extent, by a reduction of prepayments and the extension of the asset’s life. Conversely, as short-term interest rates decrease, the fair value of the IOs increases, but this may be partially or fully offset by an acceleration of prepayments and associated reduction of the life of the asset.
     Net realized gains on sales of trading securities for the period ended December 31, 2005 decreased by $5.4 million, or 29%, compared to 2004. Lower gains in 2005 were recognized as a result of a lower volume of trading activities. During 2005, sales of trading securities were $2.9 billion, compared to $5.0 billion in 2004.
     Net losses on securities held for trading for 2005 and 2004, also included $4.5 million of net unrealized losses and $3.3 million of net unrealized gains, respectively, on the value of Doral Financial’s securities held for trading, excluding IOs.
     Net (Loss) Gain on Sale of Investment Securities. Net (loss) gain on sales of investment securities represents the impact on Doral Financial’s income of transactions involving the sale of securities classified as available for sale.

     2006 compared to 2005. For the year ended December 31, 2006 the Company experienced a net loss on sales of investment securities of $27.7 million, compared to a net loss of $40.8 million for 2005. The net loss during 2006 was principally driven by the Company’s decision to sell $1.7 billion from its available-for-sale portfolio (of which $231 million settled during the first quarter of 2007) at a loss of $22.7 million, during the fourth quarter of 2006. The Company’s decision was designed as a measure to decrease interest rate risk, increase liquidity and strengthen its capital ratios.
     2005 compared to 2004. For the year ended December 31, 2005 the Company experienced a net loss on sales of investment securities of $40.8 million, compared to a gain of $12.0 million for 2004. The net loss during 2005 was principally driven by the Company’s decision to sell $1.2 billion from its available-for-sale portfolio at a loss of $45.3 million during the fourth quarter of 2005. The Company’s decision was designed as a measure to decrease interest rate risk, increase liquidity and strengthen its capital ratios.
     Net Loss on Extinguishment. Net loss on extinguishment represents the cancellation fees on early extinguishment of certain securities sold under agreements to repurchase and a net gain on the mortgage servicing rights recognized on the restructuring of a loan sale transaction with a local financial institution. The transaction, which was previously reported as a secured borrowing, was restructured and recognized as a mortgage loan.
     2006 compared to 2005. For the year ended December 31, 2006, net loss on extinguishment amounted to $4.2 million compared to a gain of $2.0 million at December 31, 2005. The loss recognized during 2006 was driven mainly by the Company’s decision to sell $1.7 billion from its available for sale securities portfolio during the fourth quarter of 2006. The net loss of $4.2 million loss includes a loss of $6.9 million related to early extinguishment on certain securities sold under agreements to repurchase and a gain of $2.7 million on the restructuring of a loan sale transaction with a local financial institution.
     Net Servicing Income. Servicing income represents revenues earned for administering mortgage loans for others. The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan. As of December 31, 2006, the weighted-average gross servicing fee rate for the entire portfolio was 39%. Other components of net servicing income include late charges, prepayment penalties, interest loss, and amortization and impairment of servicing assets. Set forth below is a summary of the components of net servicing income (loss) for the years ended December 31, 2006, 2005, and 2004.
Table D — Components of Net Servicing Income (Loss)

	Year ended December 31,
(In thousands)	2006	2005	2004
Servicing fees (net of guarantee fees)	$36,557	$31,330	$29,398
Late charges	9,470	8,860	7,393
Prepayment penalties	1,024	2,502	2,247
Interest loss	(4,601)	(3,551)	(2,620)
Other servicing fees	251	438	923

Servicing income, gross	42,701	39,579	37,341
Amortization of servicing assets	(31,211)	(26,846)	(29,213)
Net (impairment) recovery of servicing assets	(4,586)	3,982	(8,146)

Servicing income (loss), net	$6,904	$16,715	$(18)

     The following table shows the changes in Doral Financial’s mortgage-servicing assets for each of the years shown:
Table E — Capitalization of Mortgage-Servicing Assets

	Year ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of year	$156,812	$136,024	$133,237
Capitalization of MSRs	55,394	45,433	27,520
Net servicing assets recognized as part of the mortgage loan sale transaction restructured	5,985	—	—
Purchases	209	4,421	4,505
Amortization	(31,211)	(26,846)	(29,213)
Application of valuation allowance to write-down permanently impaired servicing assets	(410)	(2,220)	(25)

Balance before valuation allowance at end of year	186,779	156,812	136,024
Valuation allowance for temporary impairment	(10,412)	(6,236)	(12,438)

Balance at end of year	$176,367	$150,576	$123,586

     2006 compared to 2005. Loan servicing fees, net of guarantee fees, increased by $5.2 million, or 17%, for the year ended December 31, 2006, compared to 2005. The increase in servicing fees, net of guarantee fees, was principally due to an increase in the average servicing portfolio (excluding the Company’s owned portfolio). Doral Financial’s mortgage-servicing portfolio, including its own loan portfolio of $3.3 billion at December 31, 2006 and $5.9 billion at December 31, 2005, was approximately $15.3 billion at December 31, 2006, compared to $15.7 billion at December 31, 2005.
     Other servicing-related income for the year ended December 31, 2006 decreased by $2.1 million, or 26%, compared to 2005. Late fees for the year ended December 31, 2006 increased by approximately $610,000 compared to 2005, primarily because of increased delinquencies. Prepayment penalties decreased by approximately $1.5 million primarily because, during 2006, the Company sold loans on a servicing-retained basis to U.S. institutions in sales in which the Company did not retain the right to receive prepayment penalties as part of its servicing rights.
     For the year ended December 31, 2006, net servicing income amounted to $6.9 million, compared to $16.7 million for 2005. The decrease in net servicing income for 2006 was principally the result of increased impairment charges of mortgage-servicing assets of $4.6 million, mainly attributable to a decrease in mortgage interest rates and consequent increases in forecasted mortgage prepayment speeds at December 31, 2006. In contrast, Doral Financial recognized a net recovery in value of $4.0 million for 2005.
     2005 compared to 2004. Loan servicing fees, net of guarantee fees, increased by $1.9 million, or 7%, for the year ended December 31, 2005, compared to 2004. The increase in servicing fees, net of guarantee fees, was principally due to an increase in the average servicing portfolio. Doral Financial’s mortgage-servicing portfolio, including its own loan portfolio of $5.9 billion at December 31, 2005 and $5.2 billion at December 31, 2004, was approximately $15.7 billion at December 31, 2005, compared to $14.3 billion at December 31, 2004. Other servicing-related income for the year ended December 31, 2005 increased by $0.3 million, or 4%, compared to the 2004. The increase was principally attributable to a higher servicing portfolio, partially offset by a higher servicing interest loss attributable to an increase in the amount of interest paid to investors and not recovered from delinquent loans serviced by the Company.
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

     Capitalization of MSRs. The value of the servicing asset retained in the sale of a mortgage loan reduces the basis of the mortgage loan and thereby results in increased “Net Gain on Mortgage Loan Sales and Fees” at the time of sale. See “—Critical Accounting Policies — Gain on Mortgage Loan Sales”. During 2006, 2005 and 2004, Doral Financial recognized servicing assets of $55.4 million, $45.4 million and $27.5 million, respectively, in connection with the sale of loans to third parties, including sales, during 2006, related to the restructuring of prior mortgage loan transfers that had been classified as secured borrowings as part of the restatement.
     Commissions, Fees and Other Income. Set forth below is a summary of Doral Financial’s principal sources of commissions, fees and other income for the year ended December 31, 2006, 2005, and 2004:
Table F – Commissions, Fees and Other Income

	Year ended December 31,
(In thousands)	2006	2005	2004
Retail banking fees	$19,323	$17,656	$13,578
Securities brokerage and asset management fees and commissions	1,011	1,208	1,945
Insurance agency commissions	8,813	12,396	11,852
Other income	8,231	4,646	4,958

Total	$37,378	$35,906	$32,333

     2006 compared to 2005. Commissions, fees and other income for the year ended December 31, 2006 increased by $1.5 million, or 4%, compared to 2005. Doral Financial’s banking fees increased by $1.7 million, or 9%, compared to 2005, due to higher debit and credit card fees as well as higher service charges in checking accounts.
     Doral Financial’s insurance agency business is closely integrated with its mortgage origination business and insurance agency commissions are comprised principally of commissions on dwelling and title insurance policies sold to borrowers who obtain residential mortgage loans through Doral Financial. The decrease in insurance agency commissions during the year ended December 31, 2006 of $3.6 million, or 29%, compared to 2005, is attributable to the decrease in mortgage loans production experienced by the Company during 2006. Loan production decreased from $5.5 billion for 2005 to $2.0 billion for 2006.
     Doral Financial’s other income increased by $3.6 million, or 77%, compared to 2005. During the second quarter of 2006, Doral Financial entered into an agreement with a local financial institution to restructure all outstanding mortgage loan sale transactions between the parties. The restructuring resulted in a gain of $3.6 million that is included as part of Other Income for the year ended December 31, 2006. In addition, the Company sold certain residential units of a residential housing project that the Company took possession in 2005, resulting in revenues of approximately $3.1 million in 2006 and $2.2 million in 2005 that are included as part of Other Income.
     2005 compared to 2004. Commissions, fees and other income for the year ended December 31, 2005 increased by $3.6 million, or 11%, compared to 2004. The increase was due primarily to increased retail banking fees and commissions. In addition, during the fourth quarter of 2005, the Company sold on the open market certain residential units related with the development of a residential housing project (see “—Non-Performing Assets and Allowance for Loan and Lease Losses” below for additional information), which resulted in revenues of approximately $2.2 million, included as part of Other Income.

Non-Interest Expenses
     A summary of non-interest expenses for the years ended December 31, 2006, 2005, and 2004 is provided below.
Table G — Non-Interest Expenses

	Year ended December 31,
(In thousands)	2006	2005	2004
Compensation and employee benefits	$95,243	$90,797	$90,284
Taxes, other than payroll and income taxes	12,552	10,918	9,363
Advertising	9,849	16,588	15,079
Professional services — excluding restatement-related expenses	40,365	15,801	13,711
Professional services — restatement-related expenses	23,993	29,373	—
Communication and information systems	18,493	18,553	13,812
Occupancy and other office expenses	27,430	31,548	27,242
Depreciation and amortization	22,028	20,923	17,683
Provision for contingencies	95,000	25,000	—
Other	29,389	28,992	26,940

Total non-interest expenses	$374,342	$288,493	$214,114

     2006 compared to 2005. Non-interest expense for the year ended December 31, 2006 increased by $85.8 million, or 30%, compared to 2005. The increase in 2006 was primarily due to the establishment of a reserve of $95.0 million in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation relating to the restatement. During 2005, the Company recorded a $25 million expense relating to the settlement of the SEC’s investigation of the Company. The increase also reflects increases in professional services related to the resolution of legacy issues related to the restatement and the Company’s business transformation initiatives.
     Compensation and employee benefits during 2006 increased by $4.4 million, or 5%, compared to 2005. The increase in compensation and employee benefits was primarily due to increases in severance payments, offset in part by a decrease of 48% in headcount, which decreased from 2,522 as of December 31, 2005 to 1,311 employees as of December 31, 2006, with most of the reduction occurring in the late part of 2006. For the year ended December 31, 2006, compensation expense includes $20.4 million in severance payments associated with the reduction in headcount and $0.8 million associated with the expensing of stock-based compensation.
     Professional fees for 2006 increased by $19.2 million, or 42%, compared to 2005. The increase for 2006 was primarily due to consulting fees related to the Company’s non-restatement-related expenses. The increase primarily reflects fees incurred in connection with the resolution of ongoing legacy issues and the Company’s ongoing business transformation initiatives and recapitalization efforts. The increase was slightly offset by a decrease of $5.4 million in restatement-related expenses.
     Occupancy and other office expenses for 2006 decreased by $4.1 million, or 13%, compared to 2005. The decrease during 2006 was primarily due to decreased costs associated with Doral Financial’s decision to consolidate marketing brands and close non-strategic branches during 2006. As of December 31, 2006, the Company conducted its business through 44 retail banking offices, at which mortgage offices are co-located within Puerto Rico, and 11 offices at New York City, compared to 108 offices as of December 31, 2005.
     Depreciation and amortization expense during 2006 increased by $1.1 million, or 5%, compared to 2005. The increase in depreciation was principally related to the acceleration of leasehold improvements on vacated properties, increases in building depreciation and the purchase of software and computer systems upgrades.

     Other expenses for the year ended December 31, 2006 decreased by $4.8 million, or 6%, compared to 2005. The decrease in the Company’s other expenses was due primarily to a decrease in advertising expenses of $6.7 million, or 41%, compared to 2005.
     On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004. The settlement is subject to notice and approval from the U.S. District Court for the Southern District of New York. Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers will pay an aggregate of $129 million, of which insurers will pay approximately $34 million. In addition, one or more individual defendants will pay an aggregate of $1 million (in cash or Doral Financial stock). As a result of this agreement, Doral Financial established a litigation reserve and recorded a charge to its full-year financial results for 2006 of $95.0 million. See Item 3. Legal Proceedings of this Annual Report on Form 10-K.
     2005 compared to 2004. Non-interest expense for the year ended December 31, 2005 increased by $74.4 million, or 35%, compared to 2004. The increase in 2005 was primarily due to increases in professional services related to the restatement and the establishment of a reserve in connection with a potential settlement of the ongoing SEC investigation of the Company. Compensation and employee benefits during 2005 increased by $0.5 million, compared to 2004. The departure of certain former members of senior management during 2005 resulted in the forfeiture of 535,000 unvested stock options. When unvested options are forfeited, any compensation expense previously recognized on the forfeited unvested options is reversed in the period of the forfeiture. The compensation expense associated with forfeited unvested stock options previously recognized and reversed during 2005 amounted to $4.2 million. Excluding the amount with respect to the forfeiture of unvested stock options, compensation and employee benefits during 2005 increased by $4.8 million, or 5%, compared to 2004. The increase in compensation and employee benefits was primarily due to increases in the average compensation and related fringe benefits, partially offset by a decrease of 3%, in headcount from 2,598 as of December 31, 2004 to 2,522 employees as of December 31, 2005.
     Professional fees for 2005 increased by $31.5 million, or 229%, compared to 2004. The increase for 2005 was primarily due to legal, accounting and consulting fees associated with the restatement process and related legal contingencies.
     Occupancy and other office expenses for 2005 increased by $4.3 million, or 16%, compared to 2004. The increase during 2005 was primarily due to increased costs associated with Doral Financial’s branch network expansion program as well as increased electric, water and other utility costs. As of December 31, 2005, the Company conducted its business through 112 offices within Puerto Rico and New York City, compared to 108 offices as of December 31, 2004.
     Depreciation and amortization expense during 2005 increased by $3.2 million, or 18%, compared to 2004. The increase in depreciation was principally related to increases in leasehold improvements and the purchase of office furniture and equipment as well as software and hardware, and computer systems upgrades related to the Company’s growth.
     Other expenses for the year ended December 31, 2005 increased by $9.9 million, or 15%, compared to 2004. The Company’s other expenses for 2004 included a $5.2 million provision for bad debts principally attributable to servicing advances from the sale of delinquent mortgage loans to third parties. During the fourth quarter of 2005, Doral wrote off goodwill of approximately $4.7 million associated with the acquisition of its subsidiary, Sana Mortgage Corporation, based on management’s analysis of the future profitability and prospects of this subsidiary.
     During the fourth quarter of 2005, Doral Financial recorded a reserve of $25 million related to the SEC investigation of the Company’s restatement. The Company paid a $25 million civil money penalty to the SEC in February 2007. Since the amount was reserved in 2005 no additional expense was recorded during 2006.

Income Taxes
     Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. mainland corporations and are subject to U.S. federal income tax on their income derived from all sources.
     The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ending December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% for corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005, net of deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to depository institutions that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.
     Doral Financial enjoys an income tax exemption on interest income derived from FHA and VA mortgage loans financing the original acquisition of newly constructed housing in Puerto Rico and securities backed by such mortgage loans. Doral Financial also invests in U.S. Treasury and agency securities that are exempt from Puerto Rico taxation and are not subject to federal income taxation because of the portfolio interest deduction to which Doral Financial is entitled as a foreign corporation. In addition, Doral Financial uses its international banking entity subsidiary to invest in various U.S. securities and U.S. mortgage-backed securities, which interest income and gain on sale, if any, is exempt from Puerto Rico income taxation and excluded from federal income taxation on the basis of the portfolio interest deduction in the case of interest, and, in the case of capital gains, because the gains are sourced outside the United States.
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

(Dollars in thousands)	Year ended December 31,
	2006	2005	2004
(Loss) income before income taxes	$(272,008)	$32,283	$129,303

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at maximum statutory rates	$112,883	41.5	$(13,397)	(41.5)	$(50,428)	(39.0)
Tax effect of exempt income, net of expense disallowance	17,097	6.3	42,229	130.8	48,271	37.3
Net tax benefit (expense) from capital gain transactions	—	—	706	2.2	86,807	67.1
Effect of net operating losses not used	(29,881)	(11.0)	(30,420)	(94.2)	—	—
Net Change in IOs tax differential basis	70,541	25.9	—	—	—	—
Deferred tax valuation allowance	(125,923)	(46.2)	(4,440)	(13.8)	—	—
Non-tax deductible expenses	—	—	(12,311)	(38.1)	—	—
Other, net	3,390	1.2	(1,458)	(4.5)	841	0.7

Income tax benefit (provision)	$48,107	17.7	$(19,091)	(59.1)	$85,491	66.1

     2006 compared to 2005. For the year ended December 31, 2006, Doral Financial recognized an income tax benefit of $48.1 million, compared to an income tax expense of $19.1 million for the comparable 2005 period. The decrease in the tax provision for the year ended December 31, 2006 is principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset as a result of agreements entered into with the Puerto Rico Treasury Department, which are described below.
     During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all of the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter of 2006, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset may be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary. The confirmation of the previously established tax basis of all IO transfers within the Doral Financial corporate group and the ability to use the IO Tax Asset in the Company’s profitable subsidiaries resulted in an increase in the deferred tax asset, net of the valuation allowance, and in a net tax benefit, for the year ended December 31, 2006.
     In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. In assessing such projections, the Company did not consider the effects of the proposed transaction, as part of the plans to pay its $625 million floating senior notes that mature on July 20, 2007, as detailed in Note 2 to the Financial Statements. The effects that the proposed transaction would have on the projections would be considered after the conclusion of the transactions leading to the payment of the senior notes. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available.
     In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period. Further positive evidence included the ability to isolate nonrecurring charges in historical losses and that it is objectively verifiable that such charges will not recur, core earnings of the business absent these nonrecurring items and the flexibility to move IO amortization to profitable entities according to our agreements with the Puerto Rico Treasury Department. Negative evidence included our recorded loss for the year ended December 31, 2006, the net operating loss short carry forward period of 7 years and the uncertainties surrounding the Company’s ability to continue as a going concern dependent on the ability to secure the needed outside financing for the payment of the $625 million floating senior notes that mature in July 2007. Negative evidence also included the Risks Factors described in Item 1a of our Annual Report on Form 10-K for the year ended December 31, 2006.
     In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109 as well as the risk factors related to its future business described above. Based on this analysis we concluded that it was more likely than not that the net deferred tax assets of $262 million would be realized.
     Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry-forward period (seven years under the PR Code). As of December 31, 2006, net operating losses of $223.0 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in an increase of the valuation allowance. At December 31, 2006, the deferred tax asset, net of its valuation allowance of $201.6 million, amounted to approximately $261.6 million, compared to $213.2 million at December 31, 2005.
     Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax asset. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to increased competition, a decline in margins and loss of market share.
     During 2006, pre-tax income from Doral Financial’s international banking entity subsidiary amounted to $28.3 million, compared to $85.2 million for 2005.
     2005 compared to 2004. For the year ended December 31, 2005, Doral Financial reported income tax expense of $19.1 million (representing an effective tax rate of 59.1%), as compared to a tax benefit of $85.5 million for 2004. During 2005, the Company’s effective tax rate was adversely affected by an increase in income tax rates in Puerto Rico, net operating losses at certain subsidiaries that could not be used to offset taxable income at other subsidiaries and certain expenses that were not deductible for tax purposes. These factors were offset, in part, by a high proportion of pre-tax income represented by tax exempt income derived from Doral Financial’s international banking entity subsidiary. During 2004, the Company benefited from a significant inter-company sale of IOs completed for the purpose of taking advantage of a temporary reduction in capital gain tax rates, as well as from the recognition of a deferred tax asset related to taxes paid on transfers of IOs based on their value prior to the restatement.
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
     As a result of the increase in deferred tax assets attributable to the restatement, the Company has evaluated its ability to realize the deferred tax asset and concluded, based on the evidence available, that it is more likely than not that some portion of the deferred tax asset will not be realized, and, as a result, established a valuation allowance. This evaluation included an analysis of the inability of the Company to file consolidated tax returns for its Puerto Rico subsidiaries and, therefore, to utilize losses in one of its subsidiaries to offset gains in another subsidiary. At December 31, 2005, the deferred tax asset, net of its valuation allowance of $75.7 million, amounted to approximately $213.2 million.
     During 2005, certain subsidiaries operated at a loss, and based on the forecast of future taxable income, Doral Financial determined that the associated deferred tax asset could not be realized. Specifically, for the year ended

December 31, 2005, the Company expected that the tax benefit of $30.4 million attributable to losses at certain subsidiaries would not be realized and, as a result, it is not recognized in the financial statements. During 2004, all of Doral Financial’s subsidiaries operated at a profit.
     During 2005, Doral Financial’s results included non-tax deductible expenses of $29.7 million arising from goodwill impairment and a reserve for a potential settlement of the SEC’s ongoing investigation of the Company.
     During 2005, pre-tax income from Doral Financial’s international banking entity subsidiary amounted to $85.2 million, or 264%, of total consolidated pre-tax income, compared to $77.8 million, or 60%, for 2004.
     Refer to Note 23 to the consolidated financial statements for additional information on income taxes.
OPERATING SEGMENTS
     Doral Financial manages its business as four operating segments: mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities. Management divided the business into these operating segments based on the existence of operating decisions particular to each operating segment and because each one targets different customers and requires different strategies. Refer to Note 34 of to the consolidated financial statements accompanying this Annual Report on Form 10-K for summarized financial information regarding these operating segments. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. However, as described below, Doral Financial has agreed to sell its existing branches in the New York City metropolitan area to a U.S. institution. Refer to Note 34 of to the consolidated financial statements accompanying this Annual Report on Form 10-K for summarized financial information for these operations. All figures shown in this section are based on balances before intersegment eliminations.
Banking
     The banking segment includes Doral Financial’s banking operations in Puerto Rico, currently operating through 44 retail bank branches, and its thrift operations in the New York City metropolitan area, currently operating through 11 branches. The investment activities by Doral Bank PR, conducted through its international banking entity, are also included within the banking segment. Doral Financial’s banking subsidiaries offer a variety of loan and deposit products, with an emphasis on residential, construction and commercial real estate-secured mortgage loan products. The mortgage loan origination activity of the banking segment is closely integrated with the mortgage-banking segment. Doral Financial’s banking subsidiaries have entered into master loan production agreements with their mortgage banking affiliates whereby the mortgage banking units help the banking subsidiaries originate loans by advertising to the general public and providing other origination and settlement infrastructures. These arrangements result in reduced expenses by avoiding the costs of maintaining duplicate origination systems. Net income for the banking segment amounted to $22.4 million during 2006, compared to $97.0 million and $165.5 million during 2005 and 2004, respectively. On March 15, 2007, Doral Financial announced that it had agreed to sell its 11 existing New York City branches to a U.S. institution pursuant to a definitive purchase and assumption agreement. The transaction, which is subject to regulatory approval and other customary conditions, is expected to be completed in the third quarter of 2007. Doral Financial will retain Doral Bank NY’s federal thrift charter and initially intends to maintain an internet-based deposit gathering operation as it evaluates other possible strategic business opportunities on the U.S. mainland.
     Net interest income for the banking segment was $192.9 million for 2006, compared to $191.2 million and $181.1 million for 2005 and 2004, respectively. The increase in net interest income for 2006 resulted primarily from a slight increase in net interest margin, which was partially offset by a slight decrease in interest-earning assets. Interest rate spread and margin for the banking segment for 2006 were 1.53% and 1.74%, respectively, compared to 1.58% and 1.71% for 2005 and 1.80% and 1.98% for 2004. Total average interest-earning assets for the banking segment for 2006 were $11.1 billion, compared to $11.2 billion for 2005 and $9.2 billion for 2004. The increase in net interest income for 2005 and 2004 resulted mainly from significant increases in the amount of interest-earning assets, particularly mortgage-backed and investment securities held by the banking subsidiaries, driven by the Company’s strategy to increase its tax-exempt income by investing in U.S. GNMAs and U.S. FHLMC/FNMA mortgage-backed securities, and by holding a significant amount of U.S. Treasury securities at its international banking entity subsidiary, as described in “Consolidated Results.”
     Non-interest loss for the banking segment was $9.1 million for 2006, compared to income of $56.8 million in 2005 and income of $116.9 million in 2004. The decrease in non-interest income during 2006 and 2005 reflected lower volume of loan sales, mainly to the parent company. Losses on mortgage loan sales and fees for this segment were $9.3 million in 2006, compared to gains of $36.3 million and $127.9 million in 2005 and 2004, respectively. Investment activities for this segment resulted in a loss of $14.6 million in 2006, compared to losses of $2.1 million and $28.4 million in 2005 and 2004, respectively. The net loss during 2006 was principally driven by the Company’s decision to sell $1.7 billion from its available for sale portfolio at a loss of approximately $25.4 million during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007. The Company’s decision was designed as a measure to increase future net interest income and liquidity, as well as to strengthen its capital ratios. On the other hand, banking fees and commissions also increased considerably during the period, from $13.6 million in 2004 to $17.7 million in 2005 and $19.3 million in 2006.
     Non-interest expenses for this segment increased to $127.0 million in 2006, compared to $122.2 million in 2005 and $105.7 million in 2004. The increase in non-interest expenses during 2006 was driven principally by increases in professional fees associated with the reengineering and recapitalization efforts, while during 2005 and 2004 it was driven by increases in compensation, professional fees, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Bank PR and Doral Bank-NY banking operations. As of December 31, 2006, the segment had 55 bank branches compared to 52 and 46 branches as of December 31, 2005 and 2004, respectively.
Mortgage Banking
     This segment includes a wide range of activities, including the origination, sale, securitization and servicing of mortgage loans; the holding of mortgage-backed securities and other investment securities for sale or investment; and, to lesser extent, the origination of construction loans and mortgage loans secured by income-producing real estate or unimproved land. This segment also includes the results of most of the Company’s transactions with respect to derivative instruments used for risk management purposes. The mortgage-banking business is carried out primarily in Puerto Rico, and to a lesser extent in New York. Servicing operations generally perform better when mortgage rates are relatively high and consequently loan prepayments are low. Historically, this segment also conducted most of the Company’s risk management activities, including the use of derivative instruments.
     During 2006, the Company decided to consolidate its activities in this area that were previously conducted through four mortgage banking units – HF Mortgage Bankers, an operating division within the parent company, and three wholly owned subsidiaries, Doral Mortgage Corporation, Centro Hipotecario de Puerto Rico, Inc. and Sana Mortgage – under a single Doral brand. The mortgage loan origination and servicing activities of the mortgage banking segment are closely integrated with the banking segment through a Master Loan Production Agreement entered with Doral Financial’s banking subsidiary in Puerto Rico. Under the terms of the Master Loan Production Agreement, the mortgage banking unit assists Doral Bank PR in reaching its loan production goals by advertising to the general public and providing other origination and settlement services. In exchange for these services, Doral Bank PR remits to the mortgage banking unit a percentage of the origination fees charged to the borrowers under the mortgage loan agreements. The mortgage banking segment also services all residential mortgage loans for the banking segment. Residential mortgage loans originated by Doral Bank PR are usually sold through Doral Financial’s mortgage banking unit, after an intersegment transaction.
     The contingencies reserve of $95.0 million established in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation, realized losses of approximately $23.1 million on the sale of mortgage loans, losses of $42.0 million in the value of the IO portfolio, and increases in professional fees associated with ongoing legacy issues and business transformation process, negatively impacted the results of the mortgage banking segment in 2006 compared to 2005 and 2004. This segment experienced a net loss of $238.0 million in 2006 (including an income tax benefit of $47.4 million), compared to a net loss of $62.8 million in 2005 and net income of $30.5 million in 2004 (including an income tax benefit of $109.7 million).

     Net interest income was $3.5 million in 2006, $82.9 million in 2005, and $138.2 million in 2004. The decrease in net interest income in 2006 was due to a significant reduction in net interest margin caused by an increase in interest expense, coupled with a 48% reduction in the average balance of interest-earning assets. Interest rate spread and margin for the mortgage banking segment for 2006 was (0.01%) and 0.11%, respectively, compared to 1.22% and 1.32%, respectively, for 2005 and 1.57% and 1.80% for 2004. The average balance of interest-earning assets for the segment was $3.3 billion, $6.3 billion and $7.7 billion for 2006, 2005 and 2004, respectively. The decrease in net interest income for 2005 was due to similar reasons. Also, during 2004, the Company recognized a yield adjustment on its mortgage-banking segment of $10.0 million related to deferred fees on construction loans that were repaid prior to their stated maturity.
     This segment experienced a non-interest loss of $40.1 million for 2006 compared to a non-interest income of $28.3 million for 2005, and a non-interest loss of $108.8 million for 2004. The non-interest loss for 2006 principally reflects a $42.0 million loss on the IOs valuation, which, in turn, is principally related to losses suffered during the first half of 2006 from the impact of increases in short-term interest rates on IOs that did not have caps on the pass-through interest payable to investors and an $8.2 million net loss in connection with the previously announced restructurings of prior loan sale transactions with local financial institutions. The increase in non-interest income in 2005 compared to 2004 was primarily due to higher net gain on mortgage loan sales and higher servicing income, partially offset by higher losses on the sale of investment securities. The loss during 2004 was related to a reduced net gain on mortgage loans sales and fees, reflecting higher premiums paid on the loans purchased from Doral Bank PR, coupled with losses sustained in its investment activities. Generally, the mortgage-banking segment realizes losses on the loans purchased from its affiliate when the loans are sold (generally at par) to a third party. This loss is offset in consolidated results by realized gains recognized in the banking segment for such transactions. Realized losses of $38.0 million for 2005 and $122.1 million for 2004 were recognized in the mortgage-banking segment related to such intercompany loan transactions. No realized losses were recognized in the mortgage banking segment for 2006. Net losses on mortgage loan sales and fees amounted to $23.1 million for 2006, compared to a net gain of $15.2 million for 2005, and a net loss of $41.8 million for 2004.
     Investment activities losses increased to $47.3 million in 2006, compared to losses of $42.3 million and $75.1 million for 2005 and 2004, respectively. Investment activities were adversely affected by a loss of $42.0 million on the IO valuation for 2006, compared to losses of $12.5 million and $3.1 million for 2005 and 2004, respectively. Investment activities were also affected by gains sustained with respect to derivative instruments undertaken for risk management purposes of $5.0 million for 2006, compared to losses of $1.6 million and $72.9 million for 2005 and 2004, respectively. Gains with respect to derivative instruments during 2005 were offset by a net loss on the sale of investment securities of $40.6 million during 2005 compared to a loss of $7.4 million for 2004. The net loss during 2005 was principally driven by the Company’s decision to sell $1.2 billion from its available-for-sale portfolio at a loss of $45.3 million during the fourth quarter of 2005. The Company’s decision was designed as a measure to increase future net interest income and liquidity, as well as to strengthen its capital ratios.
     Net servicing income decreased during 2006, driven by increased amortization and impairment charges of the Company’s servicing assets. The combined amortization and impairment charges for the mortgage-banking segment amounted to $35.8 million during 2006, compared to $22.8 million and $37.2 million during 2005 and 2004, respectively.
     Non-interest expenses for this segment increased to $248.8 million in 2006, compared to $166.1 million in 2005 and $107.5 million in 2004. The increase in non-interest expenses for this segment in 2006 was driven principally by a $95.0 million reserve established in connection with an agreement to settle the Company’s consolidated securities class action and shareholder derivative litigation related to the restatement and increases in professional fees associated with the ongoing legacy and transformation process. The increase in non-interest expenses for 2005 and 2004 was driven principally by professional fees associated with the restatement process, depreciation and amortization, occupancy and other expenses resulting from the expansion of Doral Financial’s mortgage banking and expenses related to increased lending activities and servicing. Also, during 2005, the Company’s reserve of $25.0 million established in connection with the settlement of the SEC’s investigation of the Company was recognized in the mortgage-banking segment operations, as well as a goodwill write-off of $4.7 million associated with the acquisition of Sana Mortgage Corporation based on management’s analysis of the future profitability and prospects of this subsidiary.

     The results for the mortgage banking segment for the year ended December 31, 2004, include the results of Doral Overseas, an international banking entity organized as a division at the parent company level. Doral Financial phased out the operations of Doral Overseas, effective March 31, 2004. For the year ended December 31, 2004, the operations of Doral Overseas accounted for approximately $804,000 of the total non-interest income, and approximately $755,000 of the total net interest income of the mortgage banking segment.
     Doral Financial also operates another international banking entity, Doral International, Inc., a wholly owned subsidiary of Doral Bank PR. The operations of Doral International are included within the banking segment discussed above. Doral Financial has increased the investment activities of Doral International and, accordingly, the diminished contribution from Doral Overseas was counterbalanced to some extent by an increased contribution from Doral International.
Institutional Securities Operations
     This segment corresponds to the operations of Doral Financial’s institutional broker-dealer subsidiary, Doral Securities, Inc., which is headquartered in San Juan, Puerto Rico. Doral Securities sells securities to institutional customers, provides investment banking services, provides investment management services to a locally based investment company, and to a lesser extent, operates a repurchase lending operation involving short-term extensions of credit secured by highly liquid and marketable securities. During 2004, Doral Securities significantly reduced its repurchase lending operations. Net loss for this segment amounted to approximately $0.3 million for 2006, compared to $2.1 million for 2005 and $4.4 million for 2004. The decreases for 2006 and 2005 were principally related to losses on investment activities.
     As part of the Company’s expense reduction efforts, during the fourth quarter of 2005, the Company decided to terminate its institutional sales and investment banking services. Doral Securities’ operations are currently limited to acting as co-investment manager to a local fixed-income investment company. The Company is currently considering opportunities for this business unit within its community banking strategy.
Insurance Agency
     Doral Financial operates its insurance agency activities through its wholly-owned subsidiary Doral Insurance Agency. Doral Insurance Agency’s principal insurance products are hazard, title and flood insurance, which are sold primarily to Doral Financial’s mortgage customers. Doral Insurance Agency is diversifying its range of products to include other forms of insurance products such as auto, life and disability. Net income for this segment amounted to $4.2 million during 2006, compared to $8.4 million for 2005 and $10.9 million for 2004. The decrease in net income is the result of a decrease in the Company’s mortgage loan production during 2006, which directly affects the revenues of the insurance business. As noted in Table H, production decreased from 51,488 loans during 2005 to 15,548 loans during 2006. The decrease is also attributable to the Company’s decision in the second quarter of 2005 to transfer the investment portfolio of the mortgage banking subsidiaries and insurance agency operations to the parent company. As a result for the year ended December 31, 2005, net interest income for this segment amounted to $2.0 million, compared to $5.3 million in 2004. During 2006, Doral Insurance Agency did not recognize interest income. For the year ended December 31, 2006, insurance fees and commissions amounted to $8.8 million, compared to $12.4 million in 2005 and $11.9 million in 2004. The decrease in fees and commissions was related to the decrease in mortgage loan originations.
BALANCE SHEET AND OPERATING DATA ANALYSIS
Loan Production
     Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $88.7 million, $483.1 million, and $606.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following table sets forth the number and dollar amount of Doral Financial’s loan production for the years indicated:

Table H — Loan Production

	Year ended December 31,
(Dollars in thousands, except for average initial loan balance)	2006	2005	2004
FHA/VA mortgage loans
Number of loans	2,001	3,881	5,116
Volume of loans	$200,495	$332,409	$446,551
Percent of total volume	10%	6%	8%
Average initial loan balance	$101,197	$85,650	$87,285

Conventional conforming mortgage loans
Number of loans	1,564	11,357	7,537
Volume of loans	$187,480	$1,355,136	$932,085
Percent of total volume	9%	25%	17%
Average initial loan balance	$119,872	$119,322	$123,668

Conventional non-conforming mortgage loans(1)
Number of loans	8,751	22,294	25,286
Volume of loans	$925,232	$2,438,285	$2,789,250
Percent of total volume	46%	44%	51%
Average initial loan balance	$105,729	$109,370	$110,308

Other(2)
Number of loans	3,232	13,956	12,460
Volume of loans	$703,999	$1,354,184	$1,297,911
Percent of total volume	35%	25%	24%

Total loans
Number of loans	15,548	51,488	50,399

Volume of loans	$2,017,206	$5,480,014	$5,465,797

(1)	Includes $73 million, $224 million, and $160 million in second mortgages for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Consists of construction loans on residential projects and mortgage loans secured by multifamily and commercial properties, as well as other commercial, land, and consumer loans.
     The decrease in Doral Financial’s loan production is due to a number of factors including changes in underwriting standards, deteriorating economic conditions in Puerto Rico and competition from other financial institutions. Doral Financial decided to make certain adjustments to its underwriting standards designed to achieve uniform, automated and rules-based underwriting standards, as well as to take into consideration the worsening macroeconomic conditions in Puerto Rico. The implementation of these standards contributed to a significant reduction in the Company’s loan originations. The Company, however, believes that these changes will allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products in the future.
     A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancings. For the years ended December 31, 2006, 2005, and 2004, refinancings represented approximately 55%, 53%, and 55%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

Loan Origination Channels
     In Puerto Rico, Doral Financial relies primarily on its extensive branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer, commercial, construction and land loans primarily through its banking subsidiaries. In Puerto Rico, Doral Financial maintains a specialized unit that works closely with housing project developers and originates mortgage loans to finance the acquisition of homes in new residential developments.
     The following table sets forth the sources of Doral Financial’s loan production as a percentage of total loan originations for the years indicated:
Table I — Loan Origination Sources

	Year ended December 31,
	2006			2005			2004
	Puerto Rico	U.S.	Total	Puerto Rico	U.S.	Total	Total
Retail	60%	–	60%	70%	1%	71%	68%
Wholesale(1)	4%	–	4%	8%	–	8%	11%
New Housing
Developments	21%	3%	24%	10%	2%	12%	15%
Multifamily	–	–	–	–	–	–	–
Other(2)	8%	4%	12%	7%	2%	9%	6%

(1)	Refers to purchases of mortgage loans from other financial institutions and mortgage lenders.

(2)	Refers to commercial, consumer and land loans originated through the banking subsidiaries and other specialized units.
Mortgage Loan Servicing
     Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal mortgage loan production. However, Doral Financial also purchases mortgage loans on a servicing-released basis as well as servicing rights in bulk. During the years ended December 31, 2006, 2005, and 2004, Doral Financial purchased servicing rights to approximately $16.4 million, $229.0 million, and $266.6 million, respectively, in principal amount of mortgage loans. Doral Financial intends to continue growing its mortgage-servicing portfolio primarily by internal loan originations, but may also continue to seek and consider attractive opportunities for wholesale purchases of loans with the related servicing rights and bulk purchases of servicing rights from third parties.

     The following table sets forth certain information regarding the total mortgage loan servicing portfolio:
Table J — Mortgage Loan Servicing

	Year ended December 31,
(Dollars in thousands, except for average size of loans prepaid)	2006	2005	2004
Composition of Servicing Portfolio at Year End:
GNMA	$2,154,476	$2,193,541	$2,451,039
FHLMC/FNMA	4,041,920	4,209,561	3,656,712
Doral Financial grantor trusts	—	—	12,999
Other conventional mortgage loans(1)(2)	9,090,724	9,324,502	8,143,617

Total servicing portfolio	$15,287,120	$15,727,604	$14,264,367

Servicing Portfolio Activity:
Beginning servicing portfolio	$15,727,604	$14,264,367	$12,690,244
Add:
Loans funded and purchased(3)	1,315,930	4,224,348	4,141,931
Bulk servicing acquired	16,376	229,022	266,638
Less:
Loans sold with servicing released	40,924	15,032	4,029
Run-off(4)	1,731,866	2,975,101	2,830,417

Ending servicing portfolio	$15,287,120	$15,727,604	$14,264,367

Selected Data Regarding Mortgage Loans Serviced:
Number of loans	168,717	173,956	162,196
Weighted-average interest rate	6.59%	7.02%	6.76%
Weighted-average remaining maturity (months)	252	257	258
Weighted-average gross servicing fee rate	0.3854%	0.4026%	0.4133%
Average-servicing portfolio	$15,598,967	$15,168,446	$13,558,766
Principal prepayments	$1,401,001	$2,348,000	$2,333,000
Constant prepayment rate	8%	13%	15%
Average size of loans	$90,608	$90,411	$87,945
Servicing assets, net	$176,367	$150,576	$123,586

Delinquent Mortgage Loans and Pending Foreclosures at Year End:
60-89 days past due	1.69%	1.24%	1.01%
90 days or more past due	1.75%	1.71%	1.55%

Total delinquencies excluding foreclosures	3.44%	2.95%	2.56%

Foreclosures pending	2.46%	1.64%	1.62%

(1)	Includes $3.3 billion, $5.9 billion, and $5.2 billion of loans owned by Doral Financial at December 31, 2006, 2005 and 2004, respectively, which represented 22%, 38%, and 37%, respectively, of the total servicing portfolio as of such dates.

(2)	Includes portfolios of $242.2 million, $286.1 million, and $333.7 million at December 31, 2006, 2005 and 2004, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Excludes approximately $701.3 million, $1.3 billion, and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively, of commercial, consumer, construction and other non-mortgage loans originated by Doral Financial but not considered part of the mortgage-servicing portfolio.

(4)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
     Most of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one-to-four) family residences located in Puerto Rico. At December 31, 2006, 2005 and 2004, approximately 1% of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.
     The amount of principal prepayments on mortgage loans serviced by Doral Financial was $1.4 billion, $2.3 billion, and $2.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Doral Financial attempts to mitigate the sensitivity of its servicing income to increases in prepayment rates through a strong retail origination network.
Mortgage Loans Held for Sale
     Mortgage loans held for sale are carried on Doral Financial’s Consolidated Statements of Financial Condition at the lower of net cost or market value on an aggregate portfolio basis. Market values are determined by reference to market prices for comparable mortgage loans, adjusted by the portfolio credit risk. The amount by which costs exceed market value, if any, is accounted for as a loss during the period in which the change in valuation occurs. Given traditional consumer preferences in Puerto Rico, substantially all of Doral Financial’s residential mortgage loans held for sale are fixed-rate loans. Note 9 to the consolidated financial statements accompanying this Annual Report on Form 10-K contains additional information with respect to Doral Financial’s portfolio of mortgage loans held for sale.
     As of December 31, 2006, Doral Financial owned approximately $1.8 billion in mortgage loans held for sale, of which approximately $1.5 billion consisted of residential mortgage loans. This amount includes $442.2 million of mortgage loans pledged to secure financing agreements with local financial institutions.
     GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, Doral Financial may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Doral Financial is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of mortgage loans held for sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2006, the portfolio of mortgage loans held for sale includes $100.3 million related to GNMA defaulted loans, compared to $74.0 million as of December 31, 2005.
Loans Receivable
     Doral Financial originates mortgage loans secured by income-producing residential and commercial properties, construction loans, land loans, certain residential mortgage loans and other commercial and consumer loans that are held for investment and classified as loans receivable. Loans receivable are originated primarily through Doral Financial’s banking subsidiary. During 2006, the Company experienced a significant increase in loans receivable due principally to the reclassification of $961.5 million of loans from mortgage loans held for sale to loans receivable. During the fourth quarter of 2006, the Company entered into an agreement with a local financial institution that resulted in the extinguishment of commercial loans in exchange for the mortgage loans that collateralized such commercial loan. As a result of this transaction, an equivalent amount of residential mortgage loans that previously served as collateral for the commercial loan was included as part of the residential mortgage loan portfolio. A significant portion of Doral Financial’s loans receivable consists of loans made to entities or individuals located in Puerto Rico.
     The maximum aggregate amount in unsecured loans that Doral Bank PR could make to a single borrower under Puerto Rico banking regulations as of December 31, 2006, was approximately $66.9 million. Puerto Rico banking regulations permit larger loans to a single borrower to the extent secured by qualifying collateral. The maximum aggregate amount in loans that Doral Bank NY could make to a single borrower under the OTS banking regulations as of December 31, 2006, was $9.5 million. Doral Financial’s largest aggregated indebtedness to a single borrower or a group of related borrowers as of December 31, 2006 was $58.4 million.
     The following table sets forth certain information regarding Doral Financial’s loans receivable:

Table K — Loans Receivable, Net

	As of December 31,
(In thousands)	2006	2005	2004	2003	2002
Construction loans	$817,352	$795,848	$629,913	$603,909	$465,020
Residential mortgage loans	1,785,454	514,164	409,005	529,147	282,059
Commercial – secured by real estate	541,891	891,795	568,842	152,016	138,270
Consumer – secured by real estate	—	—	320	375	821
Consumer – other	86,961	81,464	70,579	66,516	62,279
Lease financing receivable	43,565	44,636	7,488	–	–
Commercial non-real estate	158,963	142,909	36,848	22,006	13,291
Loans on savings deposits	16,811	15,082	9,354	8,769	8,720
Land secured	42,769	50,358	51,853	65,818	79,996

Loans receivable, gross	3,493,766	2,536,256	1,784,202	1,448,556	1,050,456

Less:
Discount on loans	(22,016)	–	–	–	–
Unearned interest and deferred loan fees, net	(14,580)	(23,252)	(15,622)	(21,052)	(18,777)
Allowance for loan and lease losses	(67,233)	(35,044)	(20,881)	(14,919)	(7,364)

	(103,829)	(58,296)	(36,503)	(35,971)	(26,141)

Loans receivable, net	$3,389,937	$2,477,960	$1,747,699	$1,412,585	$1,024,315

     The following table sets forth certain information as of December 31, 2006, regarding the dollar amount of Doral Financial’s loans receivable portfolio based on the remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
Table L — Loans Receivable by Contractual Maturities

	As of December 31, 2006
	1 year	1 to 5	Over 5
(In thousands)	or Less	Years	Years	Total
Construction loans	$573,350	$154,102	$89,900	$817,352
Residential mortgage loans	13,757	124,162	1,647,535	1,785,454
Commercial – secured by real estate	144,483	219,631	177,777	541,891
Consumer – other	64,754	8,912	13,295	86,961
Lease financing receivable	41	1,457	42,067	43,565
Commercial non-real estate	45,693	109,429	3,841	158,963
Loans on savings deposits	9,044	6,304	1,463	16,811
Land secured	1,116	21,248	20,405	42,769

Loans receivable, gross	$852,238	$645,245	$1,996,283	$3,493,766

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

     The following table sets forth the dollar amount of total loans receivable at December 31, 2006, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates that have a contractual maturity of more than one year.
Table M — Loans Receivable by Fixed and Floating or Adjustable Rates

		Due After One Year
			Floating or
	1 Year		Adjustable-
(In thousands)	or Less	Fixed-Rate	Rate	Total
Construction loans	$573,350	$97,229	$146,773	$817,352
Residential mortgage loans	13,757	1,771,697	—	1,785,454
Commercial – secured by real estate	144,483	325,846	71,562	541,891
Consumer – other	64,754	22,047	160	86,961
Lease financing receivable	41	43,524	—	43,565
Commercial non-real estate	45,693	108,384	4,886	158,963
Loans on savings deposits	9,044	5,632	2,135	16,811
Land secured	1,116	21,202	20,451	42,769

Loans receivable, gross	$852,238	$2,395,561	$245,967	$3,493,766

     Doral Financial originates floating or adjustable and fixed interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised almost entirely of fixed rate mortgage loans, a significant portion of Doral Financial’s construction, land, and other commercial loans classified as loans receivable carry adjustable rates. At December 31, 2006, 2005 and 2004, approximately 26%, 44%, and 52%, respectively, of Doral Financial’s gross loans receivable were adjustable rate loans. The decrease in the percentage of adjustable rate loans is related to the reclassification during 2006 of $961.5 million of loans from mortgage loans held for sale to loans receivable. The adjustable rate construction, commercial and land loans have interest rate adjustment limitations and are generally tied to the prime rate, and often provide for a maximum and minimum rate beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of the interest rate adjustment with the rate Doral Financial pays on the different funding sources used to finance these loans. Substantially all construction, commercial and land loans held by Doral Financial are adjustable rate loans maturing, generally, within 10 to 70 months. Note 11 to the consolidated financial statements accompanying this Annual Report on Form 10-K contains additional information with respect to Doral Financial’s portfolio of loans receivable.
Investment and Trading Activities
     As part of its mortgage securitization activities, Doral Financial is involved in the purchase and sale of mortgage-backed securities. In the past, Doral Financial also engaged in purchases and sales of whole loans and securities primarily through its international banking entity subsidiary. During the third quarter of 2005, Doral Financial made the determination to terminate its program of purchasing loans in bulk without the associated servicing rights. At December 31, 2006, Doral Financial, principally through its mortgage banking subsidiaries, held securities for trading with a fair market value of $183.8 million, approximately $53.0 million of which consisted of Puerto Rico tax-exempt GNMA securities. These tax-exempt securities are generally held by Doral Financial for longer periods prior to sale in order to maximize the tax-exempt interest received thereon. Securities held for trading are reflected on Doral Financial’s consolidated financial statements at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on securities held for trading. The fair values of Doral Financial’s tax-exempt GNMA securities are based on quotes obtained from local broker-dealers. See “Critical Accounting Policies — Valuation of Trading Securities and Derivatives” above for additional information on how Doral Financial determines the fair values of its trading securities.
     As part of its strategy to diversify its revenue sources and maximize net interest income, Doral Financial also invests in securities that are classified as available for sale or held to maturity. As of December 31, 2006, Doral Financial, principally through its banking subsidiaries, held $2.4 billion of investment securities that were classified as available for sale and reported at fair value based on quoted market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income (loss), net of income tax

(expense) benefit in Doral Financial’s consolidated financial statements. Of this amount, approximately 98.0% was held at Doral Financial’s banking subsidiaries. At December 31, 2006, Doral Financial had unrealized losses in AOCI of $106.9 million, compared to unrealized losses of $125.5 million at December 31, 2005 related to its available for sale portfolio. The Company evaluates for impairment its investment securities at least quarterly or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other than temporary. The Company evaluates for other than temporary impairment in accordance with FASB Staff Position FAS115-1/124-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which requires that the Company consider various factors in determining whether it should recognize an impairment charge, including, but not limited to, the length of time and extent to which the fair value has been below cost basis, the expectations for the security’s performance, the creditworthiness of the issuer, and the Company’s intention and ability to hold the security until maturity. The unrealized losses in the Company’s investment securities are almost entirely related to increases in interest rates, which tend to reduce the value of fixed rate securities, and are not related to credit concerns. Most of the Company’s securities are either U.S. government agency or mortgage-backed securities that are highly rated. Moreover, the Company understands that it has adequate liquidity at its banking subsidiaries, where most of the securities are held, to continue to hold these securities. Based on these factors, management has concluded that the existing impairments as of December 31, 2006 were temporary and no impairment charge was reported in the Consolidated Statements of Income.
     As of December 31, 2006, Doral Financial, principally through its banking subsidiaries, held approximately $2.1 billion in securities that are classified as held to maturity and reported at amortized cost.
     The following table summarizes Doral Financial’s securities holdings as of December 31, 2006.
Table N — Investment Securities

				Total
	Held for	Available	Held to	Investment
(In thousands)	Trading	For Sale	Maturity	Securities
Mortgage-backed securities	$106,574	$1,520,457	$304,362	$1,931,393
Variable interest-only strips	48,864	–	–	48,864
Fixed interest-only strips	1,062	–	–	1,062
U.S. Treasury	–	815,021	673,559	1,488,580
U.S. government sponsored agency obligation	–	73,208	1,072,831	1,146,039
Puerto Rico government obligations	–	–	12,235	12,235
Other	27,305	–	19,950	47,255

Total	$183,805	$2,408,686	$2,082,937	$4,675,428

     For additional information regarding the composition of Doral Financial’s investment securities, please refer to Notes 6, 7 and 8 to the consolidated financial statements accompanying this Annual Report on Form 10-K.
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
Liquidity of the Holding Company
     Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital positions of the Company’s banking subsidiaries. Doral Financial’s banking subsidiaries rely primarily on deposits, short-term borrowings under FHLB advances and repurchase agreements secured by pledges of their mortgage loans and mortgage-backed securities as their primary sources of liquidity. These sources of liquidity for Doral Financial’s banking subsidiaries have generally not been adversely impacted in material respects by the restatement of the Company’s consolidated financial statements or by the deterioration in the consolidated financial condition of the Company. On the other hand, the holding company’s traditional sources of funding through repurchase agreements or the issuance of debt or equity instruments in the capital markets have been significantly disrupted because of the restatement and the deterioration in the consolidated financial condition of the Company. Since the restatement, the holding company has had to rely primarily on loan servicing fees and sales of mortgage loans in the secondary markets to agencies or U.S. financial institutions as its principal sources of liquidity. The holding company also has two short-term repurchase facilities with outstanding balances totaling approximately $86 million. These facilities are secured by whole loans and subordinated mortgage securities and may be terminated upon demand or short notice by the lender. If these facilities are terminated, the holding company’s financial position may be adversely affected. The holding company’s access to the liquidity at its banking subsidiaries is significantly restricted by statutory and regulatory restrictions.
     The holding company’s capital resources and financing costs have been adversely affected by a number of factors associated with the restatement process, including:
•	the downgrades of its credit ratings;

•	its inability to access the capital markets;

•	the decision of a substantial majority of its unsecured creditors not to renew committed credit facilities;

•	the inability to sell non-conforming mortgage loans in the local market, and reliance on sales in the U.S. secondary markets, which have stricter underwriting requirements;

•	legal, accounting and other professional expenses associated with the ongoing legacy and transformation process, which amounted to an average of $2.4 million per month during 2006;

•	regulatory consent orders that, as from March 17, 2006, prohibit the Company’s banking subsidiaries from paying dividends to the holding company, without prior regulatory approval; and

•	the settlement of the SEC’s investigation of the Company, which required the payment of a $25 million civil penalty in February 2007.
     In addition, the liquidity of the holding company has been adversely affected by an increased demand for loan repurchases pursuant to recourse or representation and warranty obligations. During 2006, the Company repurchased approximately $81.8 million in mortgage loans pursuant to existing recourse obligations. The Company also was required to substitute collateral of approximately $32.2 million in mortgage loans under a secured commercial facility for failure to meet collateral eligibility requirements. In addition, certain institutions have approached the Company alleging violations of representations and warranties relating to documentation issues (primarily loan file deficiencies) involving mortgage loans sold to these institutions. Doral Financial is working with these financial institutions to review the claims and to correct alleged documentation deficiencies, which relate primarily to loan file deficiencies. While the parties are currently cooperating with each other and Doral Financial will seek to minimize required repurchases, if any, by correcting flaws, no assurance can be given that any required repurchase will not adversely affect the Company’s liquidity.
     As a result of the liquidity pressures facing the holding company, FNMA and other parties could take steps to terminate their business of contractual relationship with the Company, including the termination of mortgage servicing agreements, which would have a material adverse effect on the holding company’s liquidity and on its ability to generate sufficient cash flow to operate its business. See Item 1A. Risk Factors, “— Risks Relating to the Holding Company’s Deteriorated Financial Condition — Doral Financial’s deteriorated earnings have resulted in a reduction of Doral Financial’s capital position and, together with the pending debt maturity and downgrades to its credit ratings, have adversely affected its operations and the ability to the holding company to access funding,” in this Annual Report on Form 10-K.
     In connection with its efforts to facilitate the necessary investments required to satisfy the Company’s capital and liquidity needs, the Company engaged in discussions with the lead plaintiff in the consolidated securities class action lawsuits pending against Doral Financial. On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004. The settlement is subject to notice and approval from the U.S. District Court for the Southern District of New York. Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers will pay an aggregate of $129 million, of which insurers will pay approximately $34 million. In addition, one or more individual defendants will pay an aggregate of $1 million (in cash or Doral Financial stock). The Company’s payment obligations under the settlement agreement are subject to the closing and funding of one or more transactions through which the Company obtains outside financing during 2007 to meet its liquidity and capital needs, including the repayment of the Company’s $625 million senior notes due on July 20, 2007, payment of the amounts due under the settlement agreement and certain other working capital and contractual needs. Either side may terminate the settlement agreement if the Company has not raised the necessary funding by September 30, 2007 or if the settlement has not been fully funded within 30 days from the receipt of such funding.
     On April 25, 2006, Doral Financial announced that, as a prudent capital management decision designed to preserve and strengthen the Company’s capital, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock. The holding company has continued to pay dividends on its preferred stock, and the Company continues to pay its debts as they become due.
Recapitalization of the Holding Company
     Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. The Company currently estimates that these external funding needs for 2007 will range between approximately $700 million and $800 million (without considering the distribution of any proceeds from the sale of Doral Bank NY’s branches). The Company’s consolidated financial statements included in this annual report have been prepared assuming Doral Financial will continue as a going concern. In light of the holding company’s liquidity needs and the risks and uncertainties surrounding its recapitalization process, the holding company’s liquidity position raises substantial doubts about the holding company’s ability to continue operating as a going concern without such recapitalization.
     Doral Financial is in active negotiations with a private equity firm (the “lead sponsor”) regarding a substantial investment in the Company by a new bank holding company. The new holding company would be capitalized by a number of private equity and other sophisticated financial investors, and their investment would take into account the various ownership restrictions imposed by banking regulations. The lead sponsor is actively engaged in discussions with a number of potential investors to raise the contemplated capital for the new holding company to invest in Doral.
     Based on its discussions to date, the Company believes that the proposed transaction, if executed, would be accomplished predominantly through the issuance of new equity securities at a discount to market price and would result in very significant dilution to the Company’s existing shareholders. If the Company is successful in entering into the proposed transaction and it is consummated on a timely basis, the Company believes that the proposed transaction would adequately satisfy its capital and liquidity needs. However, the Company cannot provide assurances that it will ultimately be able to enter into an agreement with respect to the proposed transaction.
     The proposed transaction would be subject to various conditions precedent, including but not limited to the receipt of regulatory and shareholder approvals, the receipt of sufficient equity commitments from other investors, final district court approval of the settlement agreement in respect of the consolidated securities class action and shareholder derivative claims brought against the Company, the absence of certain adverse developments and other customary closing conditions.

     Although the Company would attempt to enter into an alternative transaction that would provide it with the liquidity and capital needed to continue its business in the event that it is unable to enter into the proposed transaction, the Company cannot provide assurance that it would succeed in entering into such a transaction, especially in the limited time available prior to the July 20, 2007 maturity of the senior notes. The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. See Item 1A. Risk Factors, “— Risks Relating to the Recapitalization Process”, of this Annual Report on Form 10-K.
Uses of Cash
     Servicing agreements relating to the mortgage-backed securities programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require Doral Financial to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of the funds it advances during the time the advance is outstanding. During 2006, the monthly average amount of funds advanced by Doral Financial under such servicing agreements was approximately $47.9 million, compared to $36.0 million for 2005. The decrease during 2006 was mainly related to the previously reported restructuring of various loan transfer transactions with local financial institutions during the second quarter of 2006 and new terms with respect to remittance schedules. To the extent the mortgage loans underlying Doral Financial’s servicing portfolio experience increased delinquencies, Doral Financial would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In recent years, Doral Financial has sold pools of delinquent FHA and VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2006 and 2005, the outstanding principal balance of such delinquent loans was $242.2 million and $286.1 million, respectively, and the aggregate monthly amount of funds advanced by Doral Financial was $20.2 million and $21.9 million, respectively.
     When Doral Financial sells mortgage loans to third parties it generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, investors are generally entitled to cause Doral Financial to repurchase such loans. During 2006, Doral Financial experienced increased demands for repurchase associated with documentation and compliance issues. To the extent this trend continues, it would place increased demands on the Company’s liquidity.
     In addition to its servicing and warranty obligations, in the past Doral Financial’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and Doral Financial is required to repurchase more loans than anticipated, Doral Financial’s liquidity requirements would increase. See “—Off-Balance Sheet Activities” below for additional information on these arrangements.
     From time to time, Doral Financial also sells or securitizes mortgage loans with FNMA on a partial or full recourse basis. Doral Financial’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent Doral Financial does not maintain an investment grade rating. As of December 31, 2006, Doral Financial’s maximum recourse exposure with FNMA amounted to $821.7 million and FNMA required the posting of approximately $44.0 million in cash collateral to secure recourse obligations. While deemed unlikely by Doral Financial, FNMA has the contractual right to request collateral for the full amount of Doral Financial’s recourse obligations. Any such request by FNMA would have a material adverse effect on Doral Financial’s liquidity and business.

Sources of Cash
     The following table shows Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2006 and 2005:
Table O — Sources of Borrowings

	As of December 31,
	2006		2005
	Outstanding	Average	Outstanding	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits	$4,250,760	3.90%	$4,237,269	2.98%
Repurchase agreements	3,899,365	4.25%	6,054,598	4.08%
Advances from the FHLB	1,034,500	4.78%	969,500	4.08%
Loans payable	444,443	6.92%	3,578,230	5.75%
Notes payable	923,913	6.57%	965,621	5.86%
     In the past, Doral Financial also obtained liquidity in the capital markets through public and private offerings of its debt securities, although it has not offered debt securities since April 2005 when it announced the decision to restate its financial statements, and does not expect to be able to do so until at least after it is current in its SEC filings.
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
     A considerable amount of Doral Financial’s liquidity is derived from the sale of mortgage loans in the secondary mortgage market. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale or guarantee programs maintained by FHA, VA, HUD, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.
     Doral Financial’s banking subsidiaries obtain funding for their lending activities through the receipt of deposits, through advances from the FHLB and from other borrowings, such as term notes backed by Federal Home Loan Bank of new York (“FHLB-NY”) letters of credit. For additional information regarding deposit accounts and advances from the FHLB, see Notes 17 and 19 to the consolidated financial statements accompanying this Annual Report on Form 10-K.

     The following table presents the average balance and the annualized average rate paid on each deposit type for the years indicated.
Table P — Average Deposit Balance

	Year ended December 31,
(Dollars in thousands)	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Certificates of deposit	$2,945,920	4.27%	$2,248,530	3.56%	$1,829,370	3.15%
Regular passbook savings	449,732	3.28%	476,600	2.34%	416,928	2.27%
NOW accounts	527,163	2.80%	673,755	2.22%	634,486	2.15%
Non-interest bearing	340,772	—	442,940	—	359,212	—

Total deposits	$4,263,587	3.65%	$3,841,825	2.76%	$3,239,996	2.49%

     The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2006.
Table Q – Certificates of Deposit Maturities

(In thousands)	Amount
Certificates of deposit maturing:
Three months or less	$273,137
Over three through six months	1,378,892
Over six through twelve months	22,221
Over twelve months	650,477

Total	$2,324,727

     As of December 31, 2006 and 2005, Doral Financial’s retail banking subsidiaries had approximately $2.0 billion and $1.9 billion, respectively, in brokered deposits obtained through broker-dealers. Brokered deposits are used by Doral Financial’s banking subsidiaries as a source of long-term funds. Brokered deposits, however, are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Brokered-deposit investors are generally very sensitive to interest rates and will generally move funds from one depository institution to another based on minor differences in rates offered on deposits.
     Doral Financial’s banking subsidiaries, as members of the FHLB-NY, have access to collateralized borrowings from the FHLB-NY up to a maximum of 30% of total assets. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 110% of the advances or reimbursement obligations. At December 31, 2006, Doral Financial’s banking subsidiaries had $1.0 billion in outstanding advances from the FHLB-NY at a weighted-average interest rate cost of 4.78%. See Note 19 to the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.
Regulatory Capital Ratios
     As of December 31, 2006, Doral Financial, Doral Bank PR and Doral Bank NY were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company, state non-member bank and federal savings bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). However, as described below, Doral Financial and Doral Bank PR are subject to consent orders pursuant to which they have submitted a capital plan in which they have agreed to maintain higher ratios. As a result of the losses incurred in 2006, Doral Financial fell below the capital ratios included in the capital plan. Set forth below are Doral Financial’s, and its banking subsidiaries’ regulatory capital ratios as of December 31, 2006, based on existing Federal Reserve, FDIC and OTS guidelines.

Table R — Regulatory Capital Ratios

		Banking Subsidiaries
				Well-
	Doral	Doral	Doral	Capitalized
	Financial	Bank-PR	Bank NY	Minimum
Total capital ratio (Total capital to risk-weighted assets)	13.7%	21.1%	16.3%	10.0%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	10.3%	19.8%	15.8%	6.0%
Leverage ratio(1)	4.5%	6.8%	10.3%	5.0%

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank PR and Tier 1 capital to adjusted total assets in the case of Doral Bank NY.
     Doral Financial’s regulatory capital ratios as of December 31, 2006 declined, when compared to 2005, due to the decrease in the Company’s capital driven by the net loss of $223.9 million experienced during 2006. The impact of the loss on the Company’s capital ratios was partially offset by a decrease in the volume of risk-weighted assets. The lower volume of risk-weighted assets during 2006, which decreased by 33% compared to 2005, was principally attributable to significant decreases in the Company’s loan portfolios, in particular the commercial and residential loan portfolios as a result of the restructuring of the Company’s previous transfer of residential and commercial mortgage loans to local financial institutions, coupled with a decrease of its investment securities portfolio, as part of the Company’s de-leveraging strategies, resulting from the sale of approximately $1.7 billion of the Company’s securities available for sales, of which $231 million settled during the first quarter of 2007.
     As of December 31, 2006, Doral Bank PR and Doral Bank NY were considered well-capitalized banks for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the FDICIA. As a result of the losses incurred during 2006, Doral Financial’s leverage ratio fell below the minimum threshold for the holding company to classify as well-capitalized. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.
     Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiaries that, if undertaken, could have a material adverse effect on Doral Financial.
     On March 17, 2006, Doral Financial and its principal Puerto Rico Banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the FDIC and the Office of the Commissioner. For a detailed description of these orders, please refer to Part I, Item 3. Legal Proceedings, in this Annual Report on Form 10-K. Pursuant to the requirements of the existing cease and desist orders, the Company submitted a capital plan to the Federal Reserve, pursuant to which the Company and Doral Bank PR have agreed to maintain minimum leverage ratios of 5.5% and 6.0%, respectively. While the Tier 1 and Total capital ratios have risk weighting components that take into account the low level of risk associated with the Company’s mortgage and securities portfolios, the Leverage Ratio is significantly lower because it is based on total average assets without any risk weighting. As a result of the loss incurred during 2006, the holding company’s Leverage Ratio decreased below 5.5%. As required by the capital plan, the Company is taking steps to raise additional capital in order to increase the Leverage Ratio to the agreed upon levels. See “Recent Significant Events — Recapitalization Process” in Part I, Item 1. Business, in this report.
     Doral Securities is subject to regulatory capital requirements imposed by the SEC. At December 31, 2006, Doral Securities was in compliance with its applicable regulatory capital requirement.

Assets and Liabilities
     At December 31, 2006, Doral Financial’s total assets were $11.9 billion, compared to $17.3 billion at December 31, 2005. The decrease in total assets for 2006 was due primarily to a decrease in the Company’s net loan portfolio of $2.6 billion, which resulted principally from the sale during 2006 of approximately $3.1 billion in loans as part of a restructuring of loan transfer transaction with local financial institutions, coupled with a decrease in the Company’s securities available for sale of $2.2 billion, which resulted principally from the sale during the fourth quarter of 2006 of approximately $1.7 billion in securities, of which $231 million settled during the first quarter of 2007. This transaction is part of the Company’s efforts to restructure its balance sheet to improve its future earnings potential and reduce the high level of interest rate risk and volatility inherent in its balance sheet.
     On May 25, 2006, Doral Financial entered into a series of credit agreements with FirstBank Puerto Rico, a wholly-owned subsidiary of First Bancorp, to document as secured borrowings the loan transfers between the parties that prior to the restatement had been accounted for as sales. The aggregate amount of the borrowings documented under the credit agreements was approximately $2.9 billion. Most of the borrowings accrue interest at a floating rate based on a spread over the applicable 90-day LIBOR subject to a cap and are subject to amortization schedules tied to the scheduled amortizations of the underlying mortgage loans subject to a maximum maturity of 10 years. The borrowings are subject to mandatory prepayments as a result of actual prepayments on, or sales of, the underlying mortgage loans, and the Company may prepay the borrowings at any time, without premium or penalty. On May 30, 2006, Doral Financial sold to a U.S. financial institution on a servicing-retained basis approximately $2.4 billion of the loans securing these borrowings and reduced the outstanding principal balance of the borrowings to $450 million. As of December 31, 2006, the outstanding principal balance of these borrowings was $426.8 million. No IOs were created by Doral Financial as part of the subsequent sale of the mortgage loans.
     On October 3, 2006, Doral Financial completed the restructuring of the terms of certain prior mortgage loan transfers between the Company and R-G Premier Bank of Puerto Rico (“R-G Premier”), a wholly-owned subsidiary of R&G Financial Corporation. Under the agreements with R-G Premier, Doral Financial transferred to R-G Premier title to the mortgage loans underlying the recharacterized borrowing as payment in full of such borrowing and entered into a servicing agreement pursuant to which the Company will continue servicing the mortgage loans in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. The outstanding principal balance of the mortgage loans transferred by the Company to R-G Premier was approximately $408.9 million. Similarly, R-G Premier transferred title to Doral Bank PR to the mortgage loans underlying the commercial loan recognized by Doral Bank PR as payment in full of the loan and Doral Bank PR entered into a servicing agreement with R&G Mortgage Corporation pursuant to which R&G Mortgage Corporation will continue servicing the mortgage loans on a non-recourse basis in exchange for an annual servicing fee of 25 basis points of the unpaid principal balance of the mortgage loans. The outstanding principal balance of the mortgage loans transferred by R-G Premier to Doral Bank PR was approximately $386.4 million. In connection with the restructuring, the parties agreed to terminate in full any outstanding recourse obligations (except with respect to certain representations and warranties, which will survive for a limited time).
     Total liabilities were $11.0 billion at December 31, 2006, compared to $16.1 billion at December 31, 2005. The decrease in liabilities was largely the result of a decrease in loans payable as a result of the loan sales discussed above, as well as a decrease in repurchase agreements. The decrease in repurchase agreements was related to the de-leveraging of the banking subsidiaries’ investment portfolio. As of December 31, 2006, Doral Financial’s banking subsidiaries had $9.8 billion in assets, including assets of Doral International, an international banking entity and wholly-owned subsidiary of Doral Bank PR, compared to $11.6 billion at December 31, 2005. The decrease in assets was principally due to the de-leveraging of the banking subsidiaries’ investment portfolio by selling a significant amount of investment securities during the fourth quarter of 2006 and not reinvesting the proceeds of investments at maturity or repayment.

Off-Balance Sheet Activities
     In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loans after sale. Recourse is generally limited to a period of time (generally from five to seven years) or up to a specified percentage (generally 10% to 15%) of the principal amount of the loans sold. In addition, certain loans were sold to, or securitized through, FNMA and FHLMC on a full or partial recourse basis. Pursuant to the restructuring of certain transactions consummated during 2006, the Company’s outstanding principal balance of loans sold subject to recourse decreased by approximately $1.2 billion, from $2.4 billion as of December 31, 2005 to approximately $1.2 billion as of December 31, 2006. As of December 31, 2006, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $956.2 million (see Table U — “Other Commercial Commitments” for a breakdown of recourse obligation by expiration period). Doral Financial’s contingent obligation with respect to such recourse provision is not reflected on Doral Financial’s consolidated financial statements, except for a liability of $9.5 million, as of December 31, 2006, for estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities.” As of December 31, 2006, approximately $78.9 million or 7% of the principal amount in loans sold with recourse were 60 days or more past due, of which $52.1 million were 90 days or more past due, compared to $66.2 million 90 days or more past due as of December 31, 2005. Loans past due over 90 days without insurance and with a loan-to-value over 80% amounted to $10.9 million as of December 31, 2006 compared to $9.8 million for 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except recourse for certain early payment defaults.
     Set forth below is a breakdown of Doral Financial’s loans subject to recourse, quantitative information about its components and delinquencies as of December 31, 2006.
Table S – Loans Subject to Recourse

											90 or more
	Loan		Outstanding	Full	6%	7%	10%	4%		Total	Days
(Dollars in thousands)	Count	LTV	Balance	Recourse	Limit	Limit	Limit	Limit	Other	Exposure	Delinquent
FNMA sales	7,516	84	$876,026	$796,096	$12,853	$9,177	$—	$3,530	$—	$821,656	$26,009
Non-conforming loans	7,329	52	252,711	—	—	—	90,316	—	2,572	92,888	25,100
FHLMC sales	1,163	48	41,609	41,609	—	—	—	—	—	41,609	1,034

Total	16,008	76	$1,170,346	$837,705	$12,853	$9,177	$90,316	$3,530	$2,572	$956,153	$52,143

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
     The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. Doral Financial uses the same credit policies in making these commitments as it does for on-balance sheet instruments. At December 31, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $319.8 million and $5.5 million, respectively, and commitments to sell mortgage-backed securities and loans at fair value amounted to approximately $230.6 million.

Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses.
     In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans. If there is a breach of representations and warranties, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. See Item 1A. Risk Factors, “Risks Relating to Doral Financial’s Business — Defective and Repurchased Loans May Harm Doral Financial’s Business and Financial Condition.”
Contractual Obligations and Other Commercial Commitments
     The following tables summarize Doral Financial’s contractual obligations, on the basis of contractual maturity or first call date, whichever is earlier, and other commercial commitments as of December 31, 2006.
Table T — Contractual Obligations

(In thousands)	Payments Due by Period
		Less than			After 5
Contractual Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	Years
Deposits	$4,250,760	$3,531,409	$649,934	$58,223	$11,194
Repurchase agreements (2)	3,899,365	1,454,565	1,694,800	750,000	—
Advances from the FHLB (2)	1,034,500	734,500	200,000	100,000	—
Loans payable(3)	444,443	70,296	111,006	80,394	182,747
Notes payable	923,913	637,075	1,770	400	284,668
Other liabilities	303,850	301,850	2,000	—	—
Non-cancelable operating leases	68,199	8,014	15,086	12,394	32,705

Total Contractual Cash Obligations	$10,925,030	$6,737,709	$2,674,596	$1,001,411	$511,314

(1)	Amounts included in the table above do not include interest.

(2)	Includes $2.6 billion of repurchase agreements with an average rate of 4.01% and $567.5 million in advances from the FHLB-NY with an average rate of 4.73%, which the lenders have the right to call before their contractual maturities. The majority of such repurchase agreements and advances from the FHLB-NY are included in the less-than-one-year category in the above table but have actual contractual maturities ranging from July 2007 to November 2012. They are included on the first call date basis because increases in interest rates over the average rate of the Company’s callable borrowings may induce the lenders to exercise their call right.

(3)	Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above, the Company used a CPR of 6.92% to estimate the repayments.
Table U — Other Commercial Commitments(1)

(In Thousands)	Amount of Commitment Expiration Per Period
	Total Amount	Less than			After 5
Other Commercial Commitments	Committed	1 year	1-3 years	3-5 years	Years
Commitments to extend credit	$319,784	$231,804	$72,411	$15,355	$214
Commitments to sell mortgage-backed securities and loans	230,637	230,637	—	—	—
Commercial and financial standby letters of credit	5,544	1,657	3,887	—	—
Maximum contractual recourse exposure	942,615	221,335	491,508	—	229,772

Total	$1,498,580	$685,433	$567,806	$15,355	$229,986

(1)	Refer to “Off-Balance Sheet Activities” for additional information regarding other commercial commitments of the Company.

RISK MANAGEMENT
     Doral Financial’s business is subject to four broad categories of risks: interest rate risk, credit risk, operational risk and liquidity risk. Doral Financial has adopted policies and procedures which have been designed to identify and manage risks to which the company is exposed specifically those relating to interest rate risk, credit risk, and operational risks.
Interest Rate Risk Management
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
     Doral Financial’s Asset/Liability Management Committee (“ALCO”) has been created under the authority of the Board of Directors to manage the Company’s interest rate and market risk. The ALCO is primarily responsible for ensuring that Doral Financial operates within the Company’s established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee of the Board of Directors.
     The ALCO is responsible for:
•	developing the Company’s asset/liability management and liquidity strategy;

•	recommending for Board approval asset/liability and liquidity risk limits that are consistent with the Company’s policies;

•	overseeing product pricing and volume objectives for customer-related activities;

•	overseeing the Company’s secondary sales activities;

•	monitoring compliance with risk limits and judging adequacy of the execution of tactics by the Funds Management Group; and

•	overseeing the maintenance of management information systems that supply, on a timely basis, the information and data necessary for the ALCO to fulfill its role as the Company’s asset/liability manager.
Risk Identification and Measurement
     Doral Financial manages interest rate exposure related to its assets and liabilities on a consolidated basis. Changes in interest rates can affect the volume of Doral Financial’s mortgage loan originations, the net interest income earned on Doral Financial’s portfolio of loans and securities, the amount of gain on the sale of loans and the value of Doral Financial’s servicing assets, IOs, and loans and securities holdings.
     As part of its interest rate risk management practices, Doral Financial has implemented measures to better identify the interest rate risk associated with the Company’s assets and liabilities and sources of income, and has developed policies and procedures to better manage these risks. Doral Financial continues to explore ways to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics:
•	Net Interest Income Sensitivity. In determining the appropriate measure of Doral Financial’s exposure to net interest income sensitivity, the Company uses simulations to measure the risk of changes in interest rates on the Company’s net interest income. These simulations assume a static balance sheet, in which every maturing asset or liability is reinvested or refunded in the same type of instrument with the same tenor. Simulation modeling includes “what if” analyses to determine the effect of different interest scenarios on Doral Financial’s risk profile and profitability. The primary scenario used for risk measurement purposes is based on instantaneous changes in interest rates across contractual maturities.

In using these simulations, the Company considers the impact of changes in interest rates on the interest rate spreads between deposits, CD rates, loans and investments, among others. The impact of prepayment rates on loans and mortgage securities, interest rate caps and floors, and other options are also taken into account.

•	Market Value of Equity. While simulations can adequately assess short-term (1-2 years) interest rate risk, Doral Financial does not rely entirely on this tool to capture and identify the risks associated with longer-term re-pricing imbalances. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the market value of equity to changes in interest rates. Duration measures the linear change in market value of equity caused by changes in interest rates, while, convexity measures the non-linear change in market value of equity caused by changes in interest rates. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the market value of equity to changes in interest rates.

•	Leverage. The Company measures and monitors the Company’s leverage by targeting and setting limits to the following two ratios: (1) Tangible Equity to Tangible Assets, and (2) Risk-Based Capital Ratio.

•	Yield Curve Twist. Under a “normal yield curve,” longer term interest rates are higher than shorter term rates. A change of interest rates by the same amount along all maturities of the curve is called a “parallel shift” in the yield curve, since the shape of the curve stays the same, even though rates might be higher or lower across the curve. A change in the yield curve where interest rates change differently for different terms of the curve is called a “twist.” Yield curve twist, also called rotation risk or yield curve risk, is the risk associated with non-parallel rate shifts in the yield curve. These changes in the shape of the yield curve are more commonly known as flattening or steepening. The Company measures market value of equity sensitivity to yield curve twist by shifting the 3-month LIBOR and 10-year LIBOR rates by 55 and 14 basis points, respectively, in opposite directions. LIBOR rate shifts between the 3-month LIBOR and 10-year LIBOR are interpolated in a linear fashion.
Interest Rate Risk Management Strategy
     Prior to the second half of 2005, the Company’s interest rate risk strategy was designed to protect the value of the Company’s assets and income from instantaneous substantial increases in long-term rates that could not be absorbed in the normal course of business and was not adequately aligned to the sensitivity of the Company’s balance sheet composition to interest rate changes. In implementing this strategy the Company entered into a substantial volume of short-term derivatives transactions. At December 31, 2005, based on the previous risk management strategy, the Company had outstanding open derivative positions of $14.6 billion.
     Doral Financial’s current interest rate management strategy is implemented by the ALCO and is designed to reduce the volatility of the Company’s net interest income and to protect the market value of equity. While the current strategy will also use a combination of derivatives and balance sheet management, more emphasis is being placed on balance sheet management. At December 31, 2006, under the Company’s new risk management strategy, the Company’s outstanding open derivative positions had decreased to $5.1 billion.
     Net Interest Income Risk. In order to protect net interest income against interest rate risk, the ALCO employs a number of strategies, which are adjusted in relation to prevailing market conditions.
     Internal balance sheet management practices are designed to reduce the re-pricing gaps of the Company’s assets and liabilities. These techniques seek longer term funds through the use of long-term repurchase agreements, FHLB-NY advances and brokered deposits.

     Currently, the Company mainly uses interest rate swaps as part of its interest rate risk management activities. Interest rate swaps represent a mutual agreement to exchange interest rate payments; one party pays fixed rate and the other pays a floating rate. For net interest income protection, Doral Financial typically pays a fixed rate of interest and receives a floating rate of interest.
     Market Value of Equity Hedging Strategies. Due to the composition of Doral Financial’s assets and liabilities, the Company has a positive duration gap (i.e., on average the maturity of the Company’s assets is greater than the maturity of its liabilities) which causes the market value of equity to decrease with increases in interest rates. Management uses duration and convexity strategies with the goal of bringing the Company’s duration gap within the long-term targets established by the Board of Directors of the Company.
     Duration Risk. In order to bring duration measures within the long-term target of the Company, management may use a combination of internal liabilities management techniques and derivative instruments. Doral Financial primarily uses the following derivatives for such purposes:
•	Interest rate swaps

•	Payor swaptions

•	Eurodollar futures

•	Treasury futures
     Doral Financial also enters into forward commitments to sell mortgage-backed securities by setting the price in advance to protect the Company against increases in interest rates and concurrent reductions in the price of mortgage-backed securities.
     Convexity Risk. Convexity is a measure of how much duration changes as interest rates change. For Doral Financial, convexity risk primarily results from mortgage prepayment risk. In order to bring convexity measures within the long-term targets of the Company, management primarily uses a combination of internal balance sheet management and the following derivatives:
•	Payor swaptions

•	Call and put options on eurodollar futures

•	Put and call options on agency mortgage-backed securities

•	Put and call options on Treasury futures
     Call options represent the right to buy a specified security at a specified price in the future. Their value generally increases as interest rates fall. Put options represent the right to sell a specified security in the future. Their value generally increases as interest rates rise. These instruments enable the Company to hedge against adverse changes in market value of equity due to unexpected movements in interest rates, taking into consideration the duration and interest rate sensitivity of the Company’s loan and investment portfolio.
Doral Financial’s Risk Profile
     Doral Financial’s goal is to manage market and interest rate risk within targeted levels. The Company’s management seeks to modify the risk profile of the balance sheet through hedging activities to achieve targeted levels.
     The interest rate risk exposure can be segregated into linear and non-linear risk components based on the varying changes to the market value of equity due to changes in interest rates. The linear risk is managed through interest rate swaps. The non-linear risk arises primarily from embedded optionality in our products and transactions which allows clients and counterparties to modify the maturity of loans, securities, deposits and/or borrowings. Examples of non-linear risks include the ability of a mortgagee to prepay his/her mortgage or a counterparty exercising its puttable option on a structured transaction. The embedded optionality is primarily managed by purchasing or selling options or by other active risk management strategies involving the use of derivatives, including the forward sale of mortgage-backed securities.

     The tables below show the risk profile of Doral Financial under 100-basis point parallel and instantaneous increases and decreases of interest rates, as of December 31, 2006 and 2005.

	Market Value	Net Interest
As of December 31, 2006	of Equity Risk	Income Risk(1)
+ 100 BPS	(24.0%)	5.3%
- 100 BPS	7.8%	(7.5%)

	Market Value	Net Interest
As of December 31, 2005	of Equity Risk	Income Risk
+ 100 BPS	(24.7%)	(3.7%)
- 100 BPS	12.8%	6.8%

(1)	Based on a 12-month forward change in net interest income.
     The decrease in Net Interest Income Risk as of December 31, 2006, compared to December 31, 2005, primarily relates to the restructuring of previous transfers of residential and commercial mortgage loans to local financial institutions and the sale of $1.7 billion in investment securities during the fourth quarter of 2006, of which $231 million settled during the first quarter of 2007. The assets were long-term fixed assets that were funded with short-term variable liabilities, creating interest income risk.
     The increase in Market Value of Equity Risk from December 31, 2005 to December 31, 2006 primarily relates to increases in long-term interest rates during the first half of 2006. During the first half of 2006, as interest rates increased, the duration of the Company’s mortgage-related assets also increased. However, this increase was not offset by a proportional increase in value of the Company’s instruments used for interest rate risk management purposes. In addition, the duration of the Company’s structured borrowings, comprised of FHLB advances and repurchase agreements, decreased due to the fact that many of these instruments have call options in favor of the lender requiring Doral Financial to prepay the borrowing at the lender’s option. In a rising rate environment, as lenders exercise their call rights, Doral Financial is required to replace lower-cost funding with higher-cost funding. The increase in the duration of the assets coupled with the decrease in duration of liabilities led to an increase in the duration of equity, which in turn led to higher sensitivity and higher Market Value of Equity Risk.
     The following table shows the Company’s investment portfolio sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2006 and December 31, 2005.

(In thousands)	As of December 31, 2006		As of December 31, 2005
	Change in Fair	Change in	Change in Fair	Change in
	Value of	Fair Value of	Value of	Fair Value of
	Available for	Held to	Available for	Held to
Change in yield	Sale Securities	Maturity	Sale Securities	Maturity
curve (basis points)	and FHLB Stock	Securities	and FHLB Stock	Securities
+200	$(200,632)	$(329,435)	$(425,632)	$(290,743)
+100	(97,882)	(152,734)	(200,611)	(140,570)
+50	(47,546)	(73,206)	(94,944)	(68,916)
Base	—	—	—	—
-50	43,007	64,452	79,585	62,654
-100	78,189	121,483	137,066	121,809
-200	131,641	219,065	212,629	232,626
     Doral Financial’s balance sheet includes a large portfolio of long-term investment securities with fixed interest rates, mostly mortgage-backed and U.S. Treasury securities. These securities were purchased as part of prior management’s strategy to maximize tax-exempt income. The investment portfolio was mostly financed with short-

term or callable liabilities. In a steep yield curve environment, the strategy increased net interest income but exposed the Company to higher interest rate risk from increasing rates and changes in the shape of the yield curve.
     Because of the current composition of Doral Financial’s assets and liabilities, the Company believes that its net interest margin over a 2-year horizon would compress in certain rising or declining interest rate environments, assuming parallel and instantaneous increases or decreases of interest rates. Under certain rising interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would extend and the Company would be locked into lower-yielding assets for longer periods. At the same time, due to the callable features of the Company’s liabilities, the duration of the Company’s callable liabilities would shorten and the Company would have to refinance its liabilities at higher rates. Under certain declining interest rate scenarios, the duration of the Company’s fixed-rate mortgage loans and securities would shorten as mortgage refinancings increased (this tendency is referred to as negative convexity) and the Company would have to reinvest principal prepayments at lower rates. Conversely, the duration of the Company’s callable liabilities would extend, as lenders would not exercise such options, and the Company would be locked into higher borrowing rates. The Company, with the help of financial advisers, is examining alternatives to restructure its balance sheet in order to enhance the Company’s future earnings potential and to reduce the high level of interest risk and volatility inherent in its balance sheet. The Company sold $1.7 billion in investment securities during the fourth quarter of 2006 as part of its efforts to reduce its interest rate risk, of which $231 million settled during the first quarter of 2007.
     Derivatives. As described above, Doral Financial uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates. Derivatives are generally either privately negotiated over-the-counter (“OTC”) contracts or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, caps and collars, forwards and options. Exchange-traded derivatives include futures and options.
     The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2006. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.
Table V — Interest Rate Swaps
(Dollars in Thousands)

				Interest
Notional	Maturity		Interest	Rate	Fair
Amount	Date	Purpose	Rate Received	Paid	Value
$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.375%	4.430%	$3,362

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.373%	4.443%	$3,342

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.353%	3.688%	$1,181

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.356%	3.655%	$1,208

$200,000	November, 2009	To protect the spread of the variable IOs	5.375%	3.773%	$7,054

$200,000	November, 2009	To protect the spread of the variable IOs	5.375%	3.975%	$6,029

     Although Doral Financial uses derivatives to manage market risk, for financial reporting purposes, its general policy is to account for such instruments on a mark-to-market basis with gains or losses charged to current operations as part of net gain (loss) on securities held for trading as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. Fair values of derivatives such as interest rate futures contracts or options are determined by reference to market prices. Fair values for derivatives purchased in the over-the-counter market are determined by prices provided by external sources or valuation models. The notional amounts of derivatives totaled $5.1 billion and $14.6 billion, respectively, as of December 31, 2006 and 2005. Notional amounts indicate the volume of derivatives activity, but do not represent Doral Financial’s exposure to market or credit risk. Historically, the high volume of derivatives used by Doral Financial was associated with the Company’s economic hedging strategy. Doral Financial’s current risk management strategy is more focused on internal balance sheet management and the use of interest rate swaps for interest rate risk management purposes. The increased focus on internal balance sheet management has resulted in a smaller volume of derivatives. Doral Financial’s ability to use derivatives in the future, however, could be adversely affected by a number of factors, including the downgrades of it credit ratings. As a result of the ratings downgrades affecting Doral Financial, counterparties to derivatives contracts used for interest rate risk management purposes could increase the applicable margin requirements under such contracts. See Item 1A, Risk Factors, “—Risks Relating to the Holding Company’s Deteriorated Financial Condition—Doral Financial’s deteriorated earnings have resulted in a reduction of Doral Financial’s capital position and, together with the pending debt maturity and downgrades to its credit ratings, have adversely affected its operations and the ability of the holding company to access funding” in this Form 10-K.
     The following tables summarize the fair values of Doral Financial’s derivatives as well as the source of the fair values.
Table W — Fair Value Reconciliation

Year ended
(In thousands)	December 31, 2006
Fair value of contracts outstanding at the beginning of the year	$25,241
Contracts realized or otherwise settled during the year	(8,246)
Fair value of new contracts entered into during the year	705
Changes in fair values during the year	8,582

Fair value of contracts outstanding at the end of the year	$26,282

Table X — Source of Fair Value

(In thousands)	Payment Due by Period
	Maturity			Maturity
	less than	Maturity	Maturity	in excess
As of December 31, 2006	1 Year	1-3 Years	3-5 Years	of 5 Years	Total Fair Value
Source of Fair Value

Prices actively quoted	$5,106	$—	$—	$—	$5,106
Prices provided by other external sources	8,092	13,084	—	—	21,176

	$13,198	$13,084	$—	$—	$26,282

     The use of derivatives involves market and credit risk. The market risk of derivatives arises principally from the potential for changes in the value of derivative contracts based on changes in interest rates. Doral Financial generally manages its risks by taking risk-offsetting positions.
     The credit risk of derivatives arises from the potential of counterparties to default on their contractual obligations. To manage this credit risk, Doral Financial deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default. The credit risk associated with futures contracts is also limited due to daily cash settlement of the net change in the value of open contracts with the exchange on which the contract is traded.

Table Y — Derivative Counterparty Credit Exposure

(Dollars in thousands)	December 31, 2006
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	2	$1,428,649	$15,763	$(2,080)	$13,683	1.15
A+	3	1,202,764	3,938	(2,262)	1,676	0.30

Subtotal	5	2,631,413	$19,701	$(4,342)	$15,359	0.76

Other derivatives(4)		2,500,000

Total Derivatives		$5,131,413

(1)	Based on the S&P Long-Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	For the year ended December 31, 2006, the Company recognized a realized gain of $2.5 million and an unrealized loss of $1.0 million from a derivative resulting from certain gain-sharing agreements created in connection with certain mortgage loan sales. The Company has the right to share, on a limited basis, the gains realized by the buyers of such loans within specified time periods from subsequent sales or securitizations.

(Dollars in thousands)	December 31, 2005
						Weighted Average
	Number of		Total Exposure	Negative Fair		Contractual Maturity
Rating(1)	Counterparties(2)	Notional	At Fair Value(3)	Values	Total Fair Value	(in years)
AA-	1	$400,000	$13,939	$—	$13,939	3.87
A+	2	1,000,000	1,958	(3,909)	(1,951)	1.24
A	1	550,000	—	(2,864)	(2,864)	1.63

Subtotal	4	1,950,000	$15,897	$(6,773)	$9,124	1.89

Other derivatives(4):
Treasury futures		12,600,000

Total Derivatives		$14,550,000

(1)	Based on the S&P Long Term Issuer Credit Ratings.

(2)	Based on legal entities. Affiliated legal entities are reported separately.

(3)	For each counterparty, this amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).

(4)	Consists of exchange-traded contracts. Exchange-traded contracts do not measurably increase our exposure to counterparty credit risk because changes in value of exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange.
Credit Risk
     Doral Financial is subject to credit risk with respect to its portfolio of loans receivable. Loans receivable are loans that Doral Financial holds for investment and, therefore, Doral Financial is at risk for the term of the loans. Loans secured by income-producing residential and commercial properties involve greater credit risk because they are larger in size and more risk is concentrated in a single borrower. The properties securing these loans are also more difficult to dispose in foreclosure.
     With respect to mortgage loans originated for sale as part of its mortgage banking business, Doral Financial is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or packages it into a mortgage-backed security. With respect to FHA loans, Doral Financial is fully insured as to principal by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Loan-to-value ratios for residential mortgage loans, excluding FHA/VA loans, generally do not exceed 80% (100% for certain qualifying home purchase transactions), unless private mortgage insurance is obtained.
     In the ordinary course of business, prior to 2006, the Company sold loans on a recourse basis. When the Company sells a loan with recourse, it commits, if the loan defaults, to make payments to remedy the default or to repurchase the defaulted loan. See “Off-Balance Sheet Activities” above for more information regarding recourse obligations. The Company has generally discontinued the practice of selling mortgage loans with recourse, except for recourse related to early payment defaults.
     In connection with the transformation of Doral Financial’s business strategies, the Company’s current management determined that Doral Financial’s underwriting procedures and controls were not sufficiently robust or effective to enable the Company to readily sell non-conforming loans in the U.S. institutional secondary mortgage market and were not consistent with the Company’s goals of retaining a greater portion of loan production and improving the quality of its loan portfolio. Accordingly, Doral Financial’s current management, with the assistance of outside experts, is implementing a number of changes in the Company’s loan application and underwriting standards and controls. Doral Financial has adopted a number of changes to its underwriting procedures designed to achieve uniform, automated and rules-based underwriting standards, as well as to take into consideration worsening macroeconomic conditions in Puerto Rico. The implementation of these standards contributed to a significant reduction in the Company’s loan originations. The Company believes that these changes will allow it to more efficiently underwrite assets with better credit quality and more appropriately price its loan products in the future.
     Because most of Doral Financial’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, Doral Financial is subject to credit risks tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect Puerto Rico. For example, if Puerto Rico’s real estate market were to experience an overall decline in property values, the Company’s rates of loss on foreclosure would probably increase.
     During 2006 and the first quarter of 2007, a number of key economic indicators suggest that the Puerto Rico economy is suffering a slowdown, as a result of, among other things, high levels of oil prices, the upward trend in short-term interest rates and the flattening of the yield curve, the depreciation of the dollar and the deceleration of public investment due to the Commonwealth’s current fiscal situation. In particular, the increase in short-term rates and the reduction in public investment have had an adverse effect on construction activity, which has been a key contributor to economic growth in recent years. Doral Financial will continue to monitor the impact of macro-economic conditions in Puerto Rico on its loan portfolio when assessing the adequacy of its provision for loan and lease losses.
     Doral Financial also provides land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 36 months. Doral Financial principally targets developers of residential construction for single-family primary-home occupancy.
     During the year ended December 31, 2006, Doral Financial entered into $481.9 million of commitments to disburse construction loans, compared to $570.8 million for 2005. The following table presents further information on the Company’s construction portfolio.

(In thousands)	As of December 31
	2006	2005
Construction loans(1)	$817,352	$795,848

Total undisbursed funds under existing commitments	$250,422	$375,694

Non-performing construction loans	$75,868	$9,212

Net charge offs – Construction loans	$826	$4,938

Allowance for loan losses – Construction loans	$37,829	$20,748

Non-performing construction loans to total construction loans	9.28%	1.16%
Allowance for loan losses – construction loans to total construction loans	4.63%	2.61%
Net charge-offs to total construction loans	0.10%	0.62%

(1)	Includes $680.6 million and $670.3 million of construction loans for residential housing projects as of December 31, 2006 and 2005, respectively. Also includes $136.8 million and $125.5 million of construction loans for commercial, condominiums and multi-family projects as of December 31, 2006 and 2005, respectively.
Non-performing Assets and Allowance for Loan and Lease Losses
     Non-performing assets consist of loans on a non-accrual basis and other real estate owned. Loans are placed on a non-accrual basis after they are delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed. Such interest, if collected, is credited to income in the period of the recovery, and the loan returns to accrual when the principal and interest income become current and collectibility is reasonable assured. As of December 31, 2006, 2005 and 2004, Doral Financial would have recognized $21.8 million, $14.6 million and $4.8 million, respectively, in additional interest income had all delinquent loans been accounted for on an accrual basis. For the year ended December 31, 2006, the Company reversed interest income amounting to $0.3 million for certain substandard construction loans that were not yet delinquent for more than 90 days due to concerns as to collectibility of the loans.
     The Company experienced an increase in non-performing commercial and construction loans due to the overall deterioration of economic conditions in Puerto Rico, the slowdown in construction permits issued by the Government of Puerto Rico and an overall deterioration in the housing market. Even though the majority of these loans are collateralized by real estate, such macro-economic factors have contributed to increased delinquencies in both the construction and commercial portfolios.
     The Company evaluates impaired loans and the related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million that are classified as substandard ratings are evaluated individually for impairment. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. During the year ended December 31, 2006, Doral Financial evaluated a total of approximately $139.6 million construction and commercial loans for impairment for which there are specific allowances amounting to approximately $22.6 million.
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

Table Z — Non-performing Assets

	As of December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans:
Residential mortgage loans – held for sale(1)	$62,466	$171,298	$14,537	$28,206	$23,293
Residential mortgage loans – held for sale past due 90 days and still accruing(1) (2)	—	—	85,075	97,816	79,925
Residential mortgage loans – held for investment(3)	110,332	3,904	3,644	4,691	2,790

Total non-accrual residential mortgage loans	172,798	175,202	103,256	130,713	106,008

Other lending activities:

Construction loans	75,868	9,042	16,639	4,404	1,135
Commercial real estate loans	47,162	8,594	4,786	2,582	2,484
Commercial real estate loans – held for sale	3,384	2,923	3,749	2,584	2,668
Consumer loans	2,813	1,932	1,457	1,681	1,152
Commercial non-real estate loans	5,571	1,056	512	586	676
Lease financing receivable	1,075	158	—	—	—

Total non-accrual other lending activities(4)	135,873	23,705	27,143	11,837	8,115

Total non-accrual loans	308,671	198,907	130,399	142,550	114,123

Construction loans past due 90 days and still accruing	—	170	128	—	2,413

Total non-performing loans(5)	308,671	199,077	130,527	142,550	116,536

OREO	33,197	17,662	20,072	19,253	13,057

Total NPAs of Doral Financial (consolidated)	$341,868	$216,739	$150,599	$161,803	$129,593

Total NPAs as a percentage of the loans portfolio, net and OREO	6.63%	2.77%	2.26%	3.13%	2.98%
Total NPAs of Doral Financial as a percentage of consolidated total assets	2.88%	1.25%	0.84%	1.38%	1.39%
Total non-performing loans to total loans (excluding GNMA defaulted loans)	6.02%	2.57%	1.97%	2.75%	2.68%
Ratio of allowance for loan and lease losses to total non-performing loans (excluding non-performing residential mortgage loan and other non-performing loans held for sale) at end of period (4) (6)	46.70%	162.18%	84.63%	146.80%	80.71%

(1)	Does not include approximately $100.3 million, $74.0 million and $71.2 million of GNMA defaulted loans (for which the Company has the option to buy-back from the pools serviced), included as part of the mortgage loans held for sale portfolio as of December 31, 2006, 2005 and 2004, respectively. Also excludes $10.2 million, of 90-days-past-due FHA/VA loans as of December 31, 2004 respectively, which were not considered non-performing assets by Doral Financial because the principal balance of these loans is insured or guaranteed under applicable FHA and VA programs and interest is, in most cases, fully recovered in foreclosure proceedings. Under the new estimates, which were modified during the first quarter of 2005, all FHA/VA loans 90 days past due are placed in non-accrual and therefore considered non-performing assets.

(2)	During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days. Prior to 2005, mortgage loans held for sale by Doral Financial’s mortgage banking units were placed on a non-accrual status if they had been delinquent for more than 180 days to the extent that the loan-to-value ratio indicated concern as to the collectibility of the loan. From the second quarter of 2002 until 2004, mortgage loans held for sale by the Company’s mortgage banking units were placed on a non-accrual basis after they were delinquent for more than 180 days to the extent that the loan-to-value ratio indicated that there was a concern as to ultimate collectibility of the loan.

(3)	During 2006, the Company reclassified $961.5 million from its mortgage loans held for sale portfolio to its loans receivable portfolio. The loans transferred were recognized in the Company’s loan receivable portfolio at the lower of cost or market.

(4)	Refer to non-performing asset and allowance for loan and lease losses above for additional information regarding the Company’s methodology for assessing the adequacy of the allowance for loan and lease losses.

(5)	As of December 31, 2006 total non-performing loans exclude $51.8 million on certain construction loans, classified as substandard loans and placed on a non-accrual status, but not more than 90 days in arrears.

(6)	The proportion of the allowance for loan losses allocated to the residential mortgage loans portfolio historically has been lower than in other lending portfolios. A substantial part of the amounts due on delinquent residential mortgage loans has been historically recovered through sale of the property after foreclosure or negotiated settlements with borrowers. For purposes of comparability with the industry, the ratio of allowance for loan and lease losses to total non-performing loans excludes the allowance allocated to residential mortgage loans from the numerator and the total residential mortgage loans portfolio and other non-performing loans held for sale from the denominator.

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
Table AA — Allowance for Loan and Lease Losses

	As of December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Allowance for loan and lease losses:
Balance at beginning of year	$35,044	$20,881	$14,919	$7,364	$4,459

Provision (recovery) for loan and lease losses:
Construction loans	17,907	13,212	5,364	5,530	1,407
Residential mortgage loans	4,298	368	332	511	243
Commercial real estate loans	8,703	2,557	1,834	955	711
Consumer loans — secured by mortgage	—	—	(4)	4	—
Consumer loans	5,810	4,729	2,060	3,141	1,904
Lease financing	1,022	788	150	—	—
Commercial non-real estate loans	1,839	775	933	634	118
Land secured loans	250	(60)	(285)	804	—
Other	—	—	—	—	105

Total provision for loan and lease losses	39,829	22,369	10,384	11,579	4,488

Charge-offs:
Construction loans	(1,050)	(4,938)	(831)	—	—
Residential mortgage loans	—	(223)	(20)	(13)	—
Commercial real estate loans	(965)	(29)	—	(699)	—
Consumer loans	(4,612)	(2,744)	(2,521)	(2,956)	(1,500)
Commercial non-real estate loans	(1,665)	(827)	(723)	(417)	(103)
Land secured loans	(170)	—	—	—	—
Other	—	—	—	—	(116)

Total charge-offs	(8,462)	(8,761)	(4,095)	(4,085)	(1,719)

Recoveries:
Construction loans	224	—	100	—	—
Residential mortgage loans	—	—	—	—	14
Commercial real estate loans	14	173	—	2	1
Consumer loans	260	255	202	234	155
Commercial non-real estate loans	324	219	45	8	15
Other	—	—	—	—	11

Total recoveries	822	647	347	244	196

Net charge-offs	(7,640)	(8,114)	(3,748)	(3,841)	(1,523)

Other	—	(92)	(674)	(183)	(60)

Balance at end of year	$67,233	$35,044	$20,881	$14,919	$7,364

Allowance for loan and lease losses as a percentage of loans receivable outstanding, at the end of year(1)(2)	1.94%	1.39%	1.18%	1.05%	0.71%
Provision for loan losses to net charge- offs on an annualized basis	521.31%	275.68%	298.56%	301.46%	294.68%
Net charge-offs to average loans receivable outstanding on an annualized basis	0.23%	0.39%	0.23%	0.31%	0.20%

(1)	For purpose of this ratio, the denominator includes loans secured by real estate of $448.0 million and $200.1 million as of December 31, 2005 and 2004, respectively, resulting from mortgage transfers from local institutions that were recharacterized as commercial loans for accounting and financial reporting purposes and for which no allowance for loan losses was provided.
(2)	During 2006, the Company transferred $961.5 million from mortgage loans held for sale to the loans receivable portfolio. The loans transferred were recognized in the Company’s loans receivable portfolio discounted at its market value. As of December 31, 2006, the unamortized balance of mortgage loans transferred amounted to $880.7 million.

The following table sets forth information concerning the allocation of Doral Financial’s allowance for loan and lease losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:
Table BB — Allocation of Allowance for Loan and Lease Losses

	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loans receivable:
Construction	$37,829	24%	$20,748	31%	$12,510	35%	$7,877	42%	$2,347	45%
Residential mortgage loans	5,361	52%	1,063	20%	974	23%	1,336	36%	1,021	27%
Commercial – secured by real estate	14,550	16%	6,798	35%	4,097	32%	2,263	10%	2,005	13%
Consumer — secured by mortgage	—	0%	—	0%	—	0%	4	0%	—	0%
Consumer – other	5,730	1%	4,272	3%	2,032	4%	2,291	5%	1,872	6%
Lease financing receivable	1,960	1%	938	2%	150	0%	—	0%	—	0%
Commercial non-real estate	1,264	5%	766	6%	599	2%	344	2%	119	1%
Loans on savings deposits	—	0%	—	1%	—	1%	—	0%	—	1%
Land secured	539	1%	459	2%	519	3%	804	5%	—	7%

Total	$67,233	100%	$35,044	100%	$20,881	100%	$14,919	100%	$7,364	100%

     The allowance for loan and lease losses relating to loans held by Doral Financial was $67.2 million at December 31, 2006, compared to $35.0 million at December 31, 2005 and $20.9 million as of December 31, 2004. The Company analyzes the credit quality of the portfolio, the growth and change in composition of its portfolio, and loan loss experience to evaluate the appropriateness of its allowance. For 2006, the increase in the allowance for loan and lease losses reflects principally the increased risk profile of the Company’s construction and commercial loan portfolios reflected by the increase in delinquencies and the deterioration in asset classification. To a lesser extent, the increase in the allowance was due to increased delinquencies in the Company’s residential loan portfolio. See “—Credit Risks—Credit Risks Related to Loan Activities” above for further information on the Company’s construction loan portfolio and the related allowance for loan losses. As of December 31, 2006, non-residential mortgage loans composed 49% of the total gross loan portfolio, compared to 80% and 77% for 2005 and 2004, respectively.
     The percentage of the allowance for loan and lease losses to non-performing loans will not remain constant due to the nature of Doral Financial’s portfolio of loans, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and lease losses. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the allowance for loan and lease losses. In determining the adequacy of the allowance, management considers such factors as default probabilities, internal risk ratings (based on borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment) probable loss and recovery rates, and the degree of risk inherent in the loan portfolios. The Company evaluates homogeneous loan portfolios, including residential mortgage loans, consumer loans and commercial and construction loans under $2.0 million, for general valuation allowances by reference to historical charge-off experiences of each loan category and delinquency levels as well as charge-offs and delinquency trends and economic data, such as interest rate levels, inflation and the strength of the housing market in the areas where the Company operates. Construction and commercial loans over $2.0 million that are classified as substandard are evaluated individually for impairment. A loan is considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. Allocated specific and general reserves are supplemented by a macroeconomic or emerging risk reserve. This portion of the total allowance for loan and lease losses reflects management’s evaluation of conditions that are not directly reflected in the loss factors used in the determination of the allowance. The conditions evaluated in connection with the macroeconomic and emerging risk allowance include national and local economic trends, industry conditions within the portfolios, recent loan portfolio performance, loan growth, changes in underwriting criteria and the regulatory and public policy environment. As of December 31, 2006, the total for this allowance was $67.2 million ($35.0 million and $20.9 million in 2005 and 2004, respectively). Loans deemed by management to be uncollectible are charged to the allowance for loan and lease losses. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the allowance in amounts deemed appropriate by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current allowance for loan and lease losses is sufficient, future additions to the allowance may be necessary if economic conditions change substantially from the expectations used by Doral Financial in determining the allowance for loan and lease losses.
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
     Doral Financial intends to retain a corporate level Enterprise Risk Officer, who will be responsible for the analysis of non-credit and non-market risks faced by the Company. The Enterprise Risk Officer will coordinate with the Company’sInternal Audit group on risk identification and monitoring throughout Doral Financial. In addition, the Internal Audit function will provide support to ensure compliance with Doral Financial’s system of policies and controls and to ensure that adequate attention is given to correct issues identified.
Internal Control Over Financial Reporting
     Doral Financial’s management has identified several material weaknesses in Doral Financial’s internal control over financial reporting. For a detailed discussion of the material weaknesses that have been identified by management, please refer to Part II, Item 9A. Controls and Procedures, of this Annual Report on Form 10-K.
Liquidity Risk
     For a discussion of the risks associated with Doral Financial’s ongoing need for capital to finance its lending, servicing and investing activities, please refer to “— Liquidity and Capital Resources” above.
     Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement of the restatement of its financial statements in 2005. The Company currently estimates that these external funding needs for 2007 will range between approximately $700 million and $800 million (without considering the distribution of any proceeds from the sale of Doral Bank NY’s branches).

     Doral Financial is in active negotiations with a private equity firm (the “lead sponsor”) regarding a substantial investment in the Company by a new bank holding company. The new holding company would be capitalized by a number of private equity and other sophisticated financial investors, and their investment would take into account the various ownership restrictions imposed by banking regulations. The lead sponsor is actively engaged in discussions with a number of potential investors to raise the contemplated capital for the new holding company to invest in Doral.
      Based on its discussions to date, the Company believes that the proposed transaction, if executed, would be accomplished predominantly through the issuance of new equity securities at a discount to market price and would result in very significant dilution to the Company’s existing shareholders. If the Company is successful in entering into the proposed transaction and it is consummated on a timely basis, the Company believes that the proposed transaction would adequately satisfy its capital and liquidity needs. However, the Company cannot provide assurances that it will ultimately be able to enter into an agreement with respect to the proposed transaction.
      The proposed transaction would be subject to various conditions precedent, including but not limited to the receipt of regulatory and shareholder approvals, the receipt of sufficient equity commitments from other investors, final district court approval of the settlement agreement in respect of the consolidated securities class action and shareholder derivative claims brought against the Company, the absence of certain adverse developments and other customary closing conditions.
      Although the Company would attempt to enter into an alternative transaction that would provide it with the liquidity and capital needed to continue its business in the event that it is unable to enter into the proposed transaction, the Company cannot provide assurance that it would succeed in entering into such a transaction, especially in the limited time available prior to the July 20, 2007 maturity of the senior notes. The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. See Item 1A. Risk Factors, “— Risks Relating to the Recapitalization Process,” of this Annual Report on Form 10-K.
General Business, Economic and Political Conditions
     The Company’s business and earnings are sensitive to general business and economic conditions in Puerto Rico and the United States. Significant business and economic conditions include short- and long-term interest rates, inflation and the strength of the Puerto Rico and U.S. economies and housing markets. If any of these conditions deteriorate, the Company’s business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household income could decrease the demand for residential mortgage loans and increase the number of customers who become delinquent or default on their loans; or, a dramatically rising interest rate environment could decrease the demand for loans.
     For information on the current fiscal situation of the Commonwealth of Puerto Rico, please refer to Part I, Item 1. Business, “The Commonwealth of Puerto Rico — Current Fiscal Situation” and Item 1A. Risk Factors, in Part I of this report.
     In addition, general and administrative expenses generally increase with inflation. However, the increase in real estate values in Puerto Rico in recent years has been a positive factor for Doral Financial’s mortgage banking business. The average size of loans originated tends to increase as home values appreciate, which serves to increase loan origination fees and servicing income faster than the cost of providing such services. Additionally, appreciation in real estate property values reduces the loan-to-value ratio of existing loans, thereby reducing credit exposure. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. See “— Risk Management” above for a discussion of the effects of changes in interest rates on Doral Financial’s operations.
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

MISCELLANEOUS
Changes in Accounting Standards Adopted in the 2006 Financial Statements
     Share-Based Payments. In December 2004, the FASB issued SFAS 123R, “Share-Based Payments.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and it also supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option did not exceed the price of the underlying stock at the grant date. In addition, SFAS 123R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect anticipated forfeitures and the expected outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS 123R. Also, SFAS 123R clarifies the financial impact of vesting and/or acceleration clauses due at retirement. Under the revised SFAS, the expense should be fully accrued for any employee that is eligible to retire regardless of the actual retirement experience of the employer. The adoption of this statement on January 1, 2006 did not have a material effect on the Consolidated Financial Statements of the Company since in 2003, Doral Financial started to expense the fair value of stock options granted to employees using the “modified prospective” method under SFAS 148. Under this method, the Company expenses the fair value of all employee stock options granted after January 1, 2003, as well as the unvested portions of previously granted options.
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

Recently Issued Accounting Standards Not Yet Adopted
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
Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement: (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits en entity to choose between an amortization method or a fair value measure for subsequent recognition for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 16, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company is currently evaluating the possible impact of the adoption of SFAS 156 on its financial statements, commencing on January 1, 2007.
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
The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company does not expect that the adoption of this accounting interpretation will have a material impact on its financial condition and results of operations.
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
The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of December 31, 2006. The Company had no defined benefit or post-employment benefit plans. As of December 31, 2006, the adoption of SFAS 158 will not have an impact on the Company’s consolidated financial statements.
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
     Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible dent instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible dent instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of December 31, 2006 the Company does not have any convertible debt instrument.
     SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management will be evaluating the impact that this recently issued accounting standard may have on its consolidated financial statements.
CEO and CFO Certifications
     Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
     In addition, in 2006, Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
      Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
      Based on the identification of the material weaknesses in the Company’s internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, Doral Financial’s management has identified the following material weaknesses in the Company’s internal control over financial reporting.

     1. The Company did not design and maintain effective controls, including monitoring controls, over its financial close and reporting process. Specifically, the following material weaknesses were identified:
•	The Company did not design effective controls to allow for complete and accurate financial statement information to be presented to management and the Board of Directors for their review on a timely and recurring basis. Specifically, the Company’s controls and procedures were not designed to ensure (i) the systematic and accurate execution of account-level analyses and reconciliations, (ii) the systematic review and approval of journal entries, and (iii) the review of significant variances in account balances.

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of GAAP and internal control over financial reporting. Specifically, it did not maintain sufficient personnel to assist the Chief Accounting Officer with the analysis and review of complex transactions and accounting pronouncements.

•	The Company did not maintain or adequately disseminate accounting policies and procedures in certain critical areas to allow personnel to completely and accurately analyze transactions in order to determine their appropriate accounting treatment under GAAP.

•	The Company did not maintain effective controls over the communication of certain non-recurring transactions in order to allow for a complete and accurate analysis of the appropriate accounting treatment under GAAP. Specifically, the Company did not maintain effective controls for the communication of information regarding non-recurring transactions from the business units to the accounting and financial reporting units.
      The material weaknesses in the Company’s financial close and reporting process described above contributed to the existence of the material weakness described in the next paragraph. Additionally, these material weaknesses resulted in audit adjustments to the Company’s 2006 consolidated financial statements and could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
     2.  The Company did not maintain effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts. Specifically, the Company did not maintain effective controls over the analysis of impaired loans in order to determine that probable losses were completely and accurately estimated in accordance with GAAP. This control deficiency resulted in audit adjustments to the Company’s 2006 consolidated financial statements and could result in a misstatement of the Company’s allowance for loan and lease losses and the related provision for loan and lease losses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      As a result of the existence of the material weaknesses discussed above as of December 31, 2006, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
Remediation of Material Weaknesses
      In connection with the restatement of Doral Financial’s audited financial statements for the years ended December 31, 2004, 2003 and 2002, and the unaudited selected quarterly financial information for each of the four quarters of 2004, 2003 and 2002, and the consequent delays in the filing of the Company’s subsequent reports, Doral Financial fell significantly behind in its SEC reporting obligations. As a result, during 2006, Doral Financial’s internal control over financial reporting was subject to significant stress and demands largely related to the extraordinary amount of work related to the Company’s efforts to file the delayed reports.
      Doral Financial is actively engaged in the implementation of remediation efforts to improve its internal control over financial reporting and disclosure controls and procedures. As discussed below, Doral Financial improved its internal control over financial reporting during 2006. During 2007, Doral Financial’s Audit and Risk Policy committees have implemented revised processes to monitor the progress of the Company’s remediation efforts.
      Doral Financial expects that the completion of its delayed financial statements and filings with the SEC during 2007 will enable the Company to devote its resources to a more efficient regular financial close and reporting process, with the benefit of enhanced internal controls.
     Remediation Efforts of Material Weaknesses that Existed as of December 31, 2005
      The following paragraphs describe the ongoing changes to Doral Financial’s internal control over financial reporting subsequent to December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     1.  While Doral Financial has not fully remediated the weaknesses related to its controls over the financial close and reporting process, Doral Financial took important steps toward remediating these material weaknesses. Specifically, during 2006, Doral Financial hired a new Chief Accounting Officer. The Chief Accounting Officer is primarily responsible for the development and implementation of the Company’s accounting policies and practices and is in charge of reviewing and monitoring critical accounts and transactions to ensure that they are recorded in accordance with GAAP and the Company’s accounting policies and practices.
     2.  During 2006, Doral Financial implemented controls to ensure that the capitalization of its portfolio of MSRs be performed in accordance with GAAP. Specifically, Doral Financial developed new procedures requiring that the capitalization of its portfolio of MSRs is performed at least on a monthly basis.
     3.  While Doral Financial has not fully remediated the weakness related to the controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses, during 2006, Doral Financial designed and implemented controls to ensure an adequate segregation of duties between the personnel responsible for the establishment of the allowance for loan losses relating to its commercial and construction loan portfolio and the origination and underwriting functions with respect to this portfolio. In particular, Doral Financial hired a loan reviewer who is primarily responsible for assessing the quality of Doral Financial’s commercial and construction loan portfolio.
     4.  During 2006, Doral Financial implemented controls to ensure that the accounting and disclosure for employee stock options and the related compensation and benefit expense is performed in accordance with GAAP. The enhancements included, among others, the creation of a formal log of outstanding stock options and the redesign of the accounting and reporting process related to employee stock options.
     5.  During 2006, Doral Financial implemented controls to ensure that its loans receivable, loans held for sale and related accounts are reconciled on a timely basis. Specifically, Doral Financial allocated additional resources, including the hiring of external consultants, to the reconciliation of its loan disbursement and other loan-related clearing accounts. In addition, the Company is in the process of implementing new technologies in the reconciliation process to ensure that the timeliness of the reconciliations is not affected by increases in volume of loan-related activities. Although Doral Financial implemented these controls prior to the closing of the accounting records for the year ended December 31, 2006, Doral Financial is still in the process of testing their effectiveness.
     6. During 2006, Doral Financial implemented controls to ensure the completeness and accuracy of the valuation allowance for its deferred income tax assets and the related provision for income taxes. Specifically, Doral Financial, with assistance of external consultants, enhanced the methods and procedures used for the calculations of the valuation allowance, including developing a more granular analysis for forecasting future income.

     Plan for Remediation of Material Weaknesses that Existed as of December 31, 2006
      The following describes the continuing remediation efforts that are being undertaken by Doral Financial, in addition to the measures described above, to address the material weaknesses in the Company’s internal control over financial reporting that existed as of December 31, 2006.
     1.  Doral Financial is in the process of reestablishing its recurring financial close and reporting process. As part of this process, the Company is strengthening its current controls over the financial close and reporting process and using process-reengineering techniques and technology to simplify the accounting closing process and implement additional controls. These include, among others:
•	redistributing accounting and reporting tasks by functional teams and areas of expertise rather than by reporting entity;

•	developing ongoing permanent training programs in the application of GAAP and the valuation and accounting of financial assets;

•	creating a technical accounting and process enhancement team within the Accounting Department to oversee the accounting treatment of all non-recurrent transactions and implementing new technologies to enhance Doral Financial’s processes with respect to journal entries and financial statement disclosures;

•	enhancing the documentation and dissemination of accounting policies, including policies for the determination and support of material accounting conclusions, assumptions and estimates, and the timing and levels of supervision over the reconciliation of balance sheet accounts; and

•	implementing formal communication channels between the business and functional departments and the accounting function in order to ensure timely and accurate communication of the existence and nature of recurring and non-recurring transactions.
     2.  Doral Financial intends to continue enhancing its process for evaluating troubled loans and recording the loss exposure as part of the allowance for loan and lease losses in accordance with GAAP. In particular, the Company intends to design controls to ensure that loans are analyzed by the loan review function using complete and accurate information. As part of this initiative, the Company is in the process of enhancing its loan workout function for its commercial and construction loan portfolio.
      Doral Financial believes that the remediation and other efforts described above have improved and will continue to improve Doral Financial’s internal control over financial reporting and its disclosure controls and procedures. During 2007, Doral Financial’s management, with the oversight of the Audit Committee, will continue to take steps to remedy the identified material weaknesses in the Company’s internal control over financial reporting as expeditiously as possible.
Changes in Internal Control Over Financial Reporting
      Changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Doral Financial’s internal control over financial reporting are as described in the section above entitled “Remediation of Material Weaknesses-Remediation Efforts of Material Weaknesses that Existed as of December 31, 2005.” These consist of the completion of the remediation efforts of the material weaknesses related to the capitalization of mortgage servicing rights, employee stock options and the reconciliation of loans receivable and related accounts.
Item 9B. Other Information.
     On April 24, 2007, Doral Financial adopted the Doral Financial Corporation Key Employee Incentive Plan (the “Plan”), which the Company believes is essential to motivate its management and other key employees to commit significant additional time and effort to the implementation and consummation of the Company’s turnaround efforts (the “Turnaround”), and to align the Company’s goals and targets with their own.

     The Plan provides for the creation and establishment of incentive pools based on the Company’s overall performance in the following initiatives that are critical to the Turnaround: business development and continuity, regulatory compliance, resolution of legal contingencies, capital raising efforts and the timely filing of the Company’s financial reports. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) will determine the Company’s level of achievement in each of these areas and establish monthly bonus pools in each of April, May, June and July under the Plan on the basis of its determinations, taking into account, among other things, the Company’s financial condition.
     There are approximately 100 participants in the plan, which include each of the Company’s named executive officers. Target award opportunities were established for participants, taking into account market compensation levels for similarly situated employees in the Company’s peer group and the practices of other companies in turnaround conditions. A participant’s actual award may be greater than or less than his or her suggested target opportunity, subject to the maximum opportunity applicable to that participant of 200% of target and an aggregate cap for all awards of 125% of each pool. Based on these guidelines, the aggregate target incentive award opportunity under the Plan for all performance pools is approximately $3.5 million for the chief executive officer, $875,000 for the chief financial officer, $1.05 million for the chief executive officer of Doral Bank Puerto Rico, $607,500 for the chief operations officer and $540,000 for the general counsel.
     On April 24, 2007, the Compensation Committee approved the payment of the performance pools corresponding to April and May, for an aggregate amount of $10.1 million. Of this aggregate amount, $4.2 million is payable to the chief executive officer, $1.05 million to the chief financial officer, $630,000 to the chief executive officer of Doral Bank-PR, $364,500 to the chief operating officer and $486,000 to the general counsel. The maximum aggregate amount payable under the Plan is $17.0 million.
     Individual awards will be made from the pools according to each participant’s role, target award and performance of pre-established tasks and objectives with respect to the stated Company goals, as determined by such participant’s supervisors and senior executives. The Compensation Committee alone will evaluate our chief executive officer’s performance.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Bylaws of Doral Financial provide that the Board of Directors shall consist of not less than five nor more than eleven directors as shall be fixed from time to time by the Board of Directors. The number of Directors of Doral Financial is currently fixed at eleven, with no current vacancies. The members of the Board of Directors are elected annually to serve for a one year term until their successors are duly elected and qualified.
     There are no arrangements or understandings between Doral Financial and any person pursuant to which such person was elected a director, except for Mr. Wakeman’s employment agreement with Doral Financial.
     The directors of Doral Financial Corporation are identified below.

Name	Principal Occupation and Other Information	Director Since
Dennis G. Buchert	Chairman of the Board of Directors of Doral Financial since January 2007. Chairman of the Audit Committee of Doral Financial since January 2007. Chief Executive Officer of Crédit Agricole Indosuez from (2003 — 2004); President of IBJ Whitehall Bank & Trust Company, N.Y. from (1997 — 2002); Executive Vice President of IBJ Whitehall Bank & Trust Company, N.Y. from (1994 — 1997). Age 60.	2006

Edgar M. Cullman, Jr (1)	Managing Member of Culbro LLC, a private equity group in the consumer products field, since April 2005; President and Chief Executive Officer of General Cigar Holdings, Inc. from December 1996 to April 2005. Age 61.	1988

John L. Ernst (1)	Chairman of the Board and President of Bloomingdale Properties, Inc., since September 1984. Age 66.	1989

Name	Principal Occupation and Other Information	Director Since
Peter A. Hoffman	Director HGH Associates (Financial Consulting) since April 2003; Self-employed consultant from June 2002 to March 2003; Partner with Deloitte & Touche LLP from 1975 to 2002; Director of Doral Bank FSB from April 2003 to July 2006. Age 67.	2004

John B. Hughes	Partner of The Markgraf Group, Ltd., a real estate company in New York City, since January 2006; Vice President – Risk Management of the American Express Company from January 2002 to September 2005; Vice President and Assistant Treasurer, American Express International Bank from 1995 to 2001; Director of Doral Bank FSB from October 2000 to December 2002. Age 51.	2002

Efraim Kier	President and Chief Executive Officer of A&M Holdings, Inc., San Juan, Puerto Rico (real estate development) since 1962. Age 77.	1998

Adolfo Marzol	Manager Member of Marzol Enterprises, LLC, a mortgage advisory services firm, since September 2006; Interim Chief Risk Officer of the Federal National Mortgage Association (“Fannie Mae”) from January 2005 to October 2005; Senior Vice President, Corporate Strategy of Fannie Mae from September 2004 to December 2004; Executive Vice President and Chief Credit Officer of Fannie Mae from July 1998 to September 2004; Senior Vice President, Single Family Marketing of Fannie Mae from July 1996 to July 1998. Age 46.	2006

Manuel Peña-Morros	President and member of the Board of Directors of Banco León, S.A (previously knows as Banco Nacional de Crédito) since June 2003; Member of the Board of Directors of VISA Latin America and Caribbean since August 2003; Executive Vice President and General Manager of Banco Profesional, S.A. (2001 — 2003); Executive Vice President and Chief Operating Officer of Credicorp Financial Group, Inc. since 1999. Senior Vice President, General Manager and Regional Director for the Caribbean and Central American Region of the Chase Manhattan Bank — Puerto Rico (1996 — 1998); Senior Vice President and Country Manager of The Chase Manhattan Bank — Mexico (1988 — 1996); Vice President and Country Manager of The Chase Manhattan Bank — Colombia (1988 — 1996). Age 61.	2006

Harold D. Vicente	Attorney in private practice with the law firm of Vicente & Cuebas, San Juan, Puerto Rico, for more than the past five years. Age 61.	2000

Glen R. Wakeman	President, Chief Executive Officer and member of the Board of Directors of Doral Financial since August 15, 2006; President and Chief Operating Officer of Doral Financial from May 2006 to August 2006; Chief Executive Officer of General Electric Consumer Finance Latin America (1999 — 2006). Age 47.	2006

(1)	Edgar M. Cullman, Jr. and John L. Ernst are cousins.

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

Name	Principal Occupation and Other Information	Age
Lesbia Blanco	Executive Vice President — Chief Talent & Administration Officer of Doral Financial Corporation since August 15, 2006; Human Resources Director — Worldwide Operations of Ethicon, Johnson & Johnson (2001 – 2006); Human Resources Director for the Americas of The Coca-Cola Company (1999 – 2001).	60

Marangal I. Domingo	Executive Vice President — Chief Financial Officer, effective November 2006, Chief Investment Officer and Treasurer, effective September 25, 2006; Executive Vice President, Finance & Strategy at Countrywide Bank, N.A. (2005 – 2006); President and Chief Executive Officer of Downey Financial Corporation (2004 – 2005); Executive Vice President — Capital Markets, Home Loans & Insurance Services Group of Washington Mutual, Inc. (2001 – 2004); Executive Vice President and Chief Financial Officer — Home Loans & Insurance Services Group (1999 – 2001).	46

Calixto García-Velez	Executive Vice President and President of the Consumer Banking Division of Doral Financial since September 4, 2006; Chairman and Chief Executive Officer of Doral Bank Puerto Rico since September 4, 2006; President of Citibank West, FSB (2005 – 2006); President of Citibank Florida (1999 – 2003).	40

Gerardo Leiva	Executive Vice President — Chief Operations Officer of Doral Financial since October, 2006; Chief Information Officer and Quality Leader of GE Consumer Finance Mexico, (2004 – 2006); Project Manager Officer of GE Consumer Finance Mexico (2001 – 2004); Senior Project Manager in Compaq Global Services (2000 – 2001); Production Support and Quality Assurance Director for Citibank Latin America Consumer Bank (1994 – 2000).	37

Olga Mayoral-Wilson	Executive Vice President and Corporate Communications Director of Doral Financial Corporation effective September 18, 2006; Senior Vice President and Manager — Public Relations and Communications of Banco Popular de Puerto Rico (2002 to 2006); Associate Managing Director of PLUS Public Relations (1997 — 2002).	56

Frederick C. Teed	Executive Vice President – Banking Operations of Doral Financial since March 1996; Director of Doral Bank and Doral Money, Inc. since 1998 in both cases, Federal Thrift Regulator, Office of Thrift Supervision, Department of the U.S. Treasury, for more than five years prior thereto.	49

César A. Ortiz	Senior Vice President and Chief Accounting Officer of Doral Financial since October 2006; Senior Vice President and Controller of Santander Financial Services, Inc. (2006); Audit Senior Manager—PricewaterhouseCoopers LLP (1996-2006).	32

Name	Principal Occupation and Other Information	Age
Enrique R. Ubarri-Baragaño	Executive Vice President and General Counsel of Doral Financial Corporation effective October 2, 2006; Vice President and General Counsel of Triple-S Management Corporation (September 2005 — September 2006); Senior Vice President, General Counsel and Director of Compliance of Santander BanCorp (October 2000 — September 2005).	35
Corporate Governance
     Doral Financial’s affairs are managed by, or are under the direction of, the Board of Directors pursuant to the General Corporations Law of the Commonwealth of Puerto Rico and Doral Financial’s Bylaws. Members of the Board of Directors are kept informed of the company’s business through discussions with the Chairman, with the President, the Chief Financial Officer, the Internal Auditor and with other key members of management, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.
Corporate Governance Guidelines
     Doral Financial has adopted a set of Corporate Governance Guidelines and a Code of Business Conduct and Ethics that the Board of Directors believes are the appropriate corporate governance policies and practices for Doral Financial. In addition, the Company has adopted an Information Disclosure Policy, as well as comprehensive written charters for each of its board committees and has committed increased resources to its internal audit department. Copies of Doral Financial’s Corporate Governance Guidelines and Code of Business Conduct and Ethics as well as the written charters of its Board committees and the Information Disclosure Policy may be found on the Company’s website at www.doralfinancial.com. A written copy of these documents may be obtained by requesting them from the Company’s General Counsel at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.
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

	or	Doral Financial Corporation
Doral Financial Corporation		P.O. Box 564
387 Park Avenue South		Murray Hill Station
New York, NY 10016		New York, New York 10156
Attention: Chairman of the Audit Committee		Attention: Chairman of the Audit Committee
Board Independence
     The Board of Directors is composed of a majority of directors who qualify as independent directors (“independent directors”) pursuant to the rules adopted by the New York Stock Exchange. Currently, ten out of the eleven members of the Board of Directors are independent directors. Doral Financial’s Board structure includes audit, compensation, risk policy, corporate governance and nominating, special litigation and transaction committees consisting entirely of independent directors.
     In determining independence, the Board of Directors has affirmatively determined whether directors have a “material relationship” with Doral Financial. When assessing the “materiality” of a director’s relationship with Doral Financial, the Board of Directors considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation. If a person or organization affiliated with a director provides to or receives services from Doral Financial, the Board of Directors considers the frequency or regularity of the services, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to Doral Financial as those prevailing at the time from unrelated parties for comparable transactions. Material relationships can include commercial, banking, consulting, legal, accounting, charitable and familial relationships. Independence means (1) not being, or having an immediate family member who is, a present or former executive officer of Doral Financial; (2) not personally receiving or having an immediate family member who receives more than $100,000 per year in direct compensation from Doral Financial other than director and committee fees and pension or other forms of deferred compensation for prior service; (3) not being employed, or having an immediate family member employed, as an executive officer of another company where any current executive of Doral Financial serves on that company’s compensation committee; (4) not being employed by or affiliated with or having an immediate family member employed by or affiliated with a present or former internal or external auditor of Doral Financial within the three previous years; and (5) not being a director who is an executive officer or employee, or whose immediate family member is an executive officer, of a company that makes payments to or receives payments from Doral Financial for property or services in an amount which exceeds the greater of $1 million, or 2% of Doral Financial’s or the other persons’ consolidated gross revenues.
     Applying these standards, the Board of Directors has determined that the following majority of directors, other than Efraim Kier, are independent — Dennis G. Buchert, Edgar M. Cullman, Jr., John L. Ernst, Peter A. Hoffman, John B. Hughes, Efraim Kier, Adolfo Marzol, Manuel Peña-Morros and Harold D. Vicente.
Directors’ Meetings
     The Board of Directors held 26 meetings during the year ended December 31, 2006. Each director, other than Efraim Kier (who attended more than 71%), attended at least 75% of the total number of meetings of the Board and of all committees on which he or she served during such period.
     All directors, except for Efraim Kier, attended last year’s annual stockholders’ meeting. While Doral Financial encourages directors to attend annual stockholders meetings it has not adopted a formal policy that all directors must attend annual stockholder’s meetings. As a practical matter, directors are expected to attend, because Doral Financial regularly schedules a regular Board of Directors meeting following the annual stockholders’ meeting.
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
     The Audit Committee met 37 times, the Compensation Committee met 6 times, the Risk Policy Committee met 7 times and the Corporate Governance and Nominating Committee met two times during 2006.

Audit Committee
     The members of the Audit Committee are Messrs. Buchert (Chairman), Marzol, Cullman Jr., Hoffman and Vicente. The Board of Directors has determined that all members of the Audit Committee meet the New York Stock Exchange’s standards for independence. The Board of Directors has also determined that each member is financially literate and has designated Mr. Hoffman as “audit committee financial expert” as such term is defined in the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002. Under New York Stock Exchange rules, audit committee members may not receive any advisory or consulting fees for services to Doral Financial.
Corporate Governance and Nominating Committee
     The functions of the Corporate Governance and Nominating Committee include: making recommendations to the Board of Directors as to the size of the Board of Directors, recommending to the Board of Directors nominees for election as directors and making recommendations to the Board of Directors from time to time as to matters of corporate governance. The current members of the Corporate Governance and Nominating Committee are Messrs. Cullman, Jr. (Chairman), Kier, Buchert and Marzol, each of whom has been determined to be independent by the Board of Directors.
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
     The Corporate Governance and Nominating Committee generally identifies qualified candidates on the basis of recommendations made by existing independent directors or management. In the past, it has also evaluated prospective candidates that serve as independent directors on the Board of Directors of Doral Financial’s federal savings bank subsidiary. The Committee and the Board’s policy is to evaluate potential nominees for election in the same manner regardless of whether the nominee is recommended by shareholders, a non-management Board member or Doral Financial’s management. The Committee will consider potential nominees from all these sources, develop information from a variety of sources regarding the potential nominee, evaluate the potential nominee’s qualifications and make a decision whether to nominate any potential nominees to the Board.
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
Compensation Committee
     The Compensation Committee is charged with reviewing Doral Financial’s general compensation strategy, reviewing benefit programs, administering Doral Financial’s stock option and omnibus plans, approving the compensation of the Chief Executive Officer and approving certain other employment contracts for senior executive officers. The members of the Compensation Committee are Messrs. Ernst (Chairman), Peña-Morros, Hoffman and Hughes, each of whom has been determined to be independent by the Board of Directors.
Risk Policy Committee
     The Risk Policy Committee is responsible for oversight of the CEO’s and senior management’s responsibilities to assess and manage Doral Financial’s interest rate risk, market risk and credit risk and is also responsible for the review of Doral Financial’s hedging and derivatives activities. The members of the Risk Policy Committee are Messrs. Marzol (Chairman), Hoffman, Hughes and Peña-Morros.
Special Litigation Committee
     In response to the number of civil actions filed against Doral Financial in connection with the restatement, which are described in this Annual Report on Form 10-K, Doral Financial’s Board of Directors appointed a Special Litigation Committee of directors to review the matters asserted in the complaints. The Special Litigation Committee was established in July 18, 2005. The members of the Special Litigation Committee are Messrs. Vicente (Chairman), Buchert and Ernst.
Transaction Committee
     In connection with the recapitalization of Doral Financial and the restructuring of its balance sheet, on December 21, 2006, the Board of Directors of Doral Financial appointed a Transaction Committee to provide supervisory oversight of the process. The members of the Transaction Committee are Messrs. Buchert (Chairman), Cullman, Jr., Marzol, Peña-Morros and Vicente.
Compensation Committee Interlocks and Insider Participation
     None of Directors Ernst, Hughes or Kier is or was during 2006 an executive officer of Doral Financial. Since January 1, 2006, none of the executive officers of Doral Financial has served as a director, executive officer or compensation committee member of another entity which had an executive officer who served as a compensation committee member or director of Doral Financial.
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
     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the Initial Statements of Beneficial Ownership of Securities for each of Lesbia Blanco, Calixto García-Vélez, Marangal I. Domingo, Gerardo Leiva, Olga Mayoral-Wilson, César A. Ortiz, Arturo Tous and Glen R. Wakeman, which were filed on a delayed basis.
Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
     This Compensation Discussion and Analysis describes the material elements of compensation for Doral Financial’s executive officers identified in the Summary Compensation Table, who are referred to as named executive officers in this Form 10-K.
The Compensation Committee
     The Compensation Committee is appointed by the Board of Directors to assist the Board in fulfilling its responsibilities relating to compensation of the Company’s directors and executive officers. Each of the members of the Compensation Committee is independent pursuant to the corporate governance listing standard adopted by the New York Stock Exchange.

     The Compensation Committee is charged with reviewing Doral Financial’s general compensation philosophy and strategy, reviewing benefit programs, administering Doral Financial’s stock option and omnibus plans, approving the compensation of the Chief Executive Officer and approving certain other employment contracts for senior executive officers. The Compensation Committee’s responsibilities are outlined in its written charter, which is available in the “Corporate Governance” section of the “Investor Relations” page of Doral Financial’s website at www.doralfinancial.com.
Compensation Philosophy and Objectives
     The compensation policy of Doral Financial is to provide its executive officers and managers with a level of pay and benefits that will assure Doral Financial’s competitiveness and continued growth. Doral Financial’s ability to hire and retain employees and executives with the requisite skills and experience to develop, expand and execute business opportunities is essential to the success of Doral Financial and the increase of shareholder value. Doral Financial’s compensation program is designed to attract, retain and motivate key executives of superior ability who are critical to Doral Financial’s future success.
     The Compensation Committee evaluates Doral Financial’s performance and compensation to ensure that the Company maintains its ability to attract highly qualified executives for key positions and that its compensation levels remain competitive relative to the compensation paid to similarly situated executives of Doral Financial’s peer group.
     To that end, Doral Financial believes that executive compensation packages provided by Doral Financial to its executives, including its named executive officers, should be structured to ensure that a significant portion of the executives’ compensation opportunities is directly related to performance as measured against established goals. The Company seeks to achieve this goal by using both short- and long-term incentives that reward individual and institutional performance.
2006 Executive Compensation
     During 2006, following the restatement of its prior-period financial statements, the Company recruited a group of top management professionals with the goal of maximizing the strengths of the Company’s franchise for the benefit of customers, employees and stockholders.
     In 2006, Doral Financial recruited Glen R. Wakeman, a 20-year veteran of General Electric Company with a strong background in global consumer finance, as the company’s Chief Executive Officer. Under the direction of Mr. Wakeman, the Company commenced the process of strengthening the Company’s senior leadership team. During the second half of 2006, the Company appointed:
•	Calixto Garcia-Velez as Executive Vice President and President of Doral Financial’s Consumer Banking Division and as Chairman and Chief Executive Officer of Doral Bank Puerto Rico;

•	Marangal I. Domingo as Executive Vice President, Chief Investment Officer, Treasurer and Chief Financial Officer;

•	Enrique R. Ubarri as Executive Vice President and General Counsel;

•	Lesbia Blanco as Executive Vice President and Chief Talent and Administration Officer;

•	Olga Mayoral-Wilson as Executive Vice President and Chief Communications Officer; and

•	Gerardo Leiva as Executive Vice President and Chief Operations Officer.
          Chief Executive Officer.
     During 2005, Doral Financial undertook the task of searching for a new Chief Executive Officer. To assist in the process, Doral Financial engaged the firms of Spencer Stuart, a leading executive search consulting firm, and

Frederic W. Cook & Co., Inc., a leading executive compensation consulting firm. In May 2006, Doral Financial announced the appointment of Mr. Wakeman as the Company’s President and Chief Operating Officer. Following the filing of Doral Financial’s Annual Report on Form 10-K for 2005 on August 15, 2006, Mr. Wakeman was appointed as Chief Executive Officer of the Company and a member of the Board of Directors.
     With the assistance of its outside consultants, Doral Financial developed a total compensation package for Mr. Wakeman designed to provide a level of compensation that accurately reflected Mr. Wakeman’s competence and experience and his ability to have an immediate impact in his role as Chief Executive Office, in light of Doral Financial’s business and strategic goals. In developing Mr. Wakeman’s compensation package, Doral Financial took into consideration Mr. Wakeman’s strong leadership background and record of building multi-product, consumer financial services businesses, as well as Mr. Wakeman’s significant international experience. Doral Financial also took into consideration the compensation levels of similarly situated executives and the risks inherent to leaving an established career at one of the world’s best-know employers.
     The principal terms of Mr. Wakeman’s compensation package include:
•	an annual base salary of $1.0 million;

•	contractually guaranteed cash bonuses of $1.5 million for each of the first two years of employment;

•	a grant of 200,000 restricted stock units; and

•	stock options, vesting annually over four years, to purchase an aggregate of 400,000 shares of the Company’s common stock at the closing price on the New York Stock Exchange ($7.60) on Mr. Wakeman’s first day of employment.
     Pursuant to his employment agreement, Mr. Wakeman will also receive $6.0 million payable in sixteen quarterly installments of $375,000 (adjusted for investment results) for as long as he is employed by the Company, from monies deposited by Doral Financial with an escrow agent. This amount is designed to compensate Mr. Wakeman for the loss of substantial pension opportunities with his prior employer, the General Electric Company, and as an additional inducement for Mr. Wakeman to assume the career risks associated with accepting his current position at Doral Financial.
     Other Named Executive Officers. Based on the recommendation of Mr. Wakeman, the Compensation Committee approved compensation packages for other named executives officers designed to attract individuals of the caliber and with the qualifications the Compensation Committee felt were necessary to maximize the potential of the Company’s franchise. The principal terms of the compensation packages for these executive officers, included contractually guaranteed cash bonuses for the year ended December 31, 2006, designed to compensate the executives’ lost bonus opportunities with their prior employers, and negotiated signing bonuses to compensate the executives for the risks of leaving established careers and joining the Company. As part of the recruiting process, Doral Financial also agreed to reimburse its new senior executives for relocation expenses, including temporary living expenses. The Company also granted these new recruits options to acquire shares of Doral Financial’s common stock. The amounts paid by Doral Financial related to the 2006 guaranteed performance bonus and signing bonus to each of the named executive officers are reflected in the table below:

		Guaranteed 2006
		Performance
Name	Signing Bonus	Bonus
Marangal I. Domingo	$250,000	$300,000
Calixto Garcia-Velez	$550,000	$500,000
Enrique R. Ubarri	$150,000	$240,000
Lesbia Blanco	$150,000	$180,000
Olga Mayoral-Wilson	$100,000	$180,000
Gerardo Leiva	$200,000	$270,000

     These payments are included in column (b) of the Summary Compensation Table.
     Salaries paid to Doral Financial’s named executives are set forth in the 2006 Summary Compensation Table. For 2006, salaries paid to Doral Financial’s named executives accounted for the following percentages of their total compensation: Mr. Wakeman (16%), Mr. Domingo (15%), Mr. García-Vélez (13%), Mr. Leiva (13%), Mr. Ubarri (18%), Ms. Blanco (23%) and Ms. Mayoral-Wilson (21%).
Overview of Executive Compensation Components
     Doral Financial has established an executive compensation program consisting of the following principal components:
•	base salary;

•	short-term performance-based incentive compensation;

•	long-term equity incentive compensation;

•	retirement and other fringe benefits; and

•	additional benefits and perquisites.
     The Compensation Committee has broad discretion to review and approve, for the Chief Executive Officer and the senior executives officers of the Company, (a) the annual base salary level, (b) the short-term incentive opportunity level, (c) the long-term incentive opportunity level, (d) employment agreements, severance arrangements, and change in control agreements/provisions, in each case as, when and if appropriate, and (e) any special or supplemental benefits, as the Compensation Committee may deem appropriate.
Base Salary
     Doral Financial provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. The base salary provides the foundation of the named executive officer’s or employee’s total compensation and is designed to provide the executive’s fixed compensation based on a number of factors including:
•	competitive pay levels relative to the peer group;

•	the executive’s experience and business qualifications; and

•	the executive’s performance and responsibilities.
     As described above, the current base salary levels for Doral Financial’s named executive officers are established contractually as part of their employment agreements. Base salaries may also be reviewed following promotions and other changes in the executive’s responsibilities.
     During 2006, Doral Financial established pay grades for other executives and salaried positions. Each pay grade has a salary range that is generally commensurate with the employee’s responsibilities and qualifications. The Compensation Committee expects to review salary grades on an annual basis and make those adjustments that it deems necessary or appropriate to maintain competitiveness.
Performance-Based Incentive Compensation
     Short-term Incentive Compensation. Doral Financial’s short-term incentive compensation provides named executive officers with an opportunity to earn annual cash bonuses based on Doral Financial’s achievement of certain pre-established performance goals. Doral Financial’s cash-based annual incentive compensation is designed to align the executive’s goals with the Company’s short-term earnings and growth objectives. For 2006, the Compensation Committee established target (and maximum) award opportunities as a percentage of the executive’s base salary. As mentioned above, the 2006 performance bonuses for each of the named executive officers were guaranteed pursuant to the terms of their respective employment agreements, and were meant to compensate the named executive officers for lost bonus opportunities with prior employers.
     For 2007, the Compensation Committee established the following targets:

	Annual Cash Bonus
	(Percentage of 2007 Base Salary)
Named Executive Office	Target Award	Maximum Amount
Marangal I. Domingo	100%	N/A
Calixto García-Vélez	100%	200%
Gerardo Leiva	60%	200%
Enrique R. Ubarri	60%	200%
Lesbia Blanco	60%	200%
Olga Mayoral-Wilson	60%	200%
     For 2007, the Compensation Committee set the criteria for incentive awards based upon the achievement of financial objectives related to net income and return on equity, with each component accounting for 25% of the incentive opportunity. The remaining 50% of the incentive opportunity is based upon individual performance as measured by the Compensation Committee with the assistance of the Chief Executive Officer and the Chief Talent and Administration Officer.
     By correlating incentive opportunities to the achievement of net income and return on equity targets, the Company seeks to:
•	increase levels of operating income; and

•	reward the achievement of short-term operating income levels, which the Company believes are significant to strengthen its franchise and successfully implement its business plan.
     Long-Term Incentive Compensation. Doral Financial regards a long-term incentive compensation program as a key retention tool. Accordingly, it granted stock options (and restricted stock units in the case of Mr. Wakeman) to the named executive officers retained in 2006 as an added incentive to join Doral Financial.
     While Doral Financial understands that equity awards should constitute an important component of a total compensation package, it has deemed advisable to suspend further grants of equity awards until the Company completes the refinancing of its $625 million floating rate senior notes due on July 20, 2007. Doral Financial is in the process of developing a long-term incentive compensation program designed to align long-term executive compensation of named executive officers and other key employees with the interests of shareholders and the creation of shareholder value by encouraging and providing for the acquisition of an ownership interest in the Company.
     On April 24, 2004, shareholders of Doral Financial approved the Doral Financial Corporation Omnibus Incentive Plan, which the Company expects will provide the framework to support its long-term executive compensation program. Awards granted under Doral Financial’s Omnibus Incentive Plan may include stock options, restricted stock, restricted stock units and performance shares or units, among others.
•	A stock option gives the holder an opportunity to purchase a certain number of shares of Doral Financial common stock from Doral Financial at a purchase price per share, which is fixed on the date the option is granted, for a specified period of time in the future, no matter what the market price of the common stock is when the holder exercises the option.

•	Restricted stock is common stock awarded to an executive officer which cannot be transferred and may have to be forfeited if the executive officer does not satisfy the specified vesting requirements.

•	A restricted stock unit gives an executive officer an opportunity to receive a share of common stock of Doral Financial, or at the election of the Compensation Committee, cash, or a combination of cash and common stock, at the end of a specified period which may have to be forfeited if the executive officer does not satisfy the specified vesting requirements.

•	A performance share or unit gives an executive officer an opportunity to receive common stock of Doral Financial, or at the election of the Compensation Committee, cash, or a combination of cash and common stock, to the extent that certain performance goals or other conditions established by the Compensation Committee are satisfied.
     Stock option awards are granted by the Compensation Committee based on the executive’s and the Company’s performance, as well as other considerations. Doral Financial has adopted an Employee Equity Award Policy pursuant to which the Board of Directors of the Company has delegated to the Compensation Committee the authority to approve equity awards under the Company’s equity incentive plans. Under the policy, unless otherwise approved by the Compensation Committee, the grant date of any equity award will be the date of the meeting in which the award is approved and the grant price will be the closing price of Doral Financial’s common stock as reported on the New York Stock Exchange on the date of grant. In no event, however, will the date of grant of an equity award precede the date of the meeting. Doral Financial has not adopted a policy with respect to the timing of the grant of stock-related awards in coordination with the release of material non-public information.
     In recent years, options granted by the Company have vested at a rate of 25% per year over the first four years of the ten-year option term. Prior to the exercise of an option, the holder has no right as a stockholder with respect to the shares underlying such option, including voting rights and the right to receive dividends or dividend equivalents.
New Incentive Plan
     On April 24, 2007, Doral Financial adopted the Doral Financial Corporation Key Employee Incentive Plan (the “Plan”), which the Company believes is essential to motivate its management and other key employees to commit significant additional time and effort to the implementation and consummation of the Company’s turnaround efforts (the “Turnaround”), and to align the Company’s goals and targets with their own.
     The Plan provides for the creation and establishment of incentive pools based on the Company’s overall performance in the following initiatives that are critical to the Turnaround: business development and continuity, regulatory compliance, resolution of legal contingencies, capital raising efforts and the timely filing of the Company’s financial reports. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) will determine the Company’s level of achievement in each of these areas and establish monthly bonus pools in each of April, May, June and July under the Plan on the basis of its determinations, taking into account, among other things, the Company’s financial condition.
     There are approximately 100 participants in the plan, which include each of the Company’s named executive officers. Target award opportunities were established for participants, taking into account market compensation levels for similarly situated employees in the Company’s peer group and the practices of other companies in turnaround conditions. A participant’s actual award may be greater than or less than his or her suggested target opportunity, subject to the maximum opportunity applicable to that participant of 200% of target and an aggregate cap for all awards of 125% of each pool. Based on these guidelines, the aggregate target incentive award opportunity under the Plan for all performance pools is approximately $3.5 million for the chief executive officer, $875,000 for the chief financial officer, $1.05 million for the chief executive officer of Doral Bank Puerto Rico, $607,500 for the chief operations officer and $540,000 for the general counsel.
     On April 24, 2007, the Compensation Committee approved the payment of the performance pools corresponding to April and May, for an aggregate amount of $10.1 million. Of this aggregate amount, $4.2 million is payable to the chief executive officer, $1.05 million to the chief financial officer, $630,000 to the chief executive officer of Doral Bank-PR, $364,500 to the chief operating officer and $486,000 to the general counsel. The maximum aggregate amount payable under the Plan is $17.0 million.

     Individual awards will be made from the pools according to each participant’s role, target award and performance of pre-established tasks and objectives with respect to the stated Company goals, as determined by such participant’s supervisors and senior executives. The Compensation Committee alone will evaluate our chief executive officer’s performance.
Stock Ownership Guidelines
     While Doral Financial has not adopted stock ownership guidelines for its directors and senior executive officers, it recognizes such guidelines may be an important tool to better align the interests of directors and executive officers with those of its stockholders. As such, Doral Financial is currently evaluating whether the adoption of stock ownership guidelines is appropriate at this time and whether they should be adopted in the future.
Retirement and Other Fringe Benefits
     All of Doral Financial’s employees in Puerto Rico and the mainland United States are eligible to participate in the Puerto Rico and United States Retirement and Incentive Savings Plans (the “Retirement and Savings Plans”), respectively.
     Under the Retirement and Savings Plans, Doral Financial employees who are at least 18 years of age and have completed one year of employment with Doral Financial, including the named executive officers, are able to contribute up to 10% of their annual base salary on a pre-tax basis. Doral Financial matches 50% of the employee contributions up to the lesser of 3% of base salary or $4,000. All contributions to the Retirement and Savings Plans, as well as any matching contributions, are fully vested upon contribution.
     Doral Financial also provides its active employees, including named executive officers, with health care benefits, as well as with a life insurance and disability plans.
Perquisites
     Doral Financial provides named executive officers with perquisites and other personal benefits that it believes are reasonable and consistent with its compensation program. Doral Financial’s named executive officers are generally provided with a car allowance. In addition, in connection with the recruiting of Doral Financial’s new senior management team, the Company agreed to reimburse its new senior executives for relocation expenses and certain temporary living expenses in Puerto Rico, as well as commissions, fees and closing costs relating to the sale of their primary residence and fees and expenses associated with purchase of a home in Puerto Rico, including mortgage points and other closing costs, and any U.S. federal, Puerto Rico and other taxes payable by executive on any of the foregoing. In certain cases, Doral Financial also agreed to pay reasonable legal fees and expenses incurred by its named executive officers in connection with the negotiation and documentation of their respective employment agreements, subject to a cap.
     Pursuant to Mr. Wakeman’s employment agreement, he is provided with the use of a company automobile and driver. Mr. Wakeman is also reimbursed for reasonable expenses associated with one club membership in Puerto Rico.
Tax Consideration of Executive Compensation
     Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that compensation paid to a corporation’s chief executive officer or its four other most highly compensated executive officers may not be deducted for federal income tax purposes unless, in general, such compensation is performance based, is established by an independent committee of directors, is objective and the plan or agreement providing for such performance based compensation has been approved in advance by stockholders. Because, as a Puerto Rico corporation, Doral Financial is not required to pay federal income taxes except on any income related to the conduct of a trade or business in the United States, Section 162(m) should not limit the tax deductions available to Doral Financial for executive compensation in the near future.

     For Puerto Rico income tax purposes, compensation paid to Doral Financial’s executive officers may be deducted so long as it is considered an ordinary and necessary expense. It is the Compensation Committee’s intention that all compensation paid to the Company’s executive officers be fully deductible by Doral Financial for Puerto Rico income tax purposes. While unlikely, in certain instances the Compensation Committee may approve compensation that will not be deductible for Puerto Rico income tax purposes in order to ensure competitive levels of compensation for its executive officers.
Establishing Executive Compensation
     In structuring its executive compensation program for named executive officers, the Company takes into consideration three key factors:
•	Benchmarking;

•	Executive qualifications; and

•	Risk premium.
     These factors provide the Company with relevant market data and other information that it may consider when making compensation decisions with respect to its named executive officers. The Company also takes into consideration recommendations made by the Chief Executive Officer and other senior executives in establishing compensation for other executive officers and key employees.
     The Company benchmarks its total compensation package against a peer group of publicly-held banking institutions for which Puerto Rico is their principal market. The Company believes that these are the companies with which it most closely competes for talent and investment opportunities. These companies include:

Popular, Inc.	Oriental Financial Group Inc.
Santander BanCorp	R&G Financial Corporation
FirstBancorp	W Holding Company, Inc.
     Peer group data used by Doral Financial is generally limited to publicly-available data. The Company uses peer group data on a limited basis to analyze the competitiveness of its compensation and to put into perspective the Company’s compensation philosophy. In addition, the Company uses this information to assist in the determination of the appropriate mix between the several components of incentive compensation.
     In recruiting the most effective management team to implement the Company’s new business model, the Company takes into consideration the qualifications and background of its executive officers and designs its total compensation package so that it is commensurate with the quality that the Company expects from its senior management team.
     In addition, in light of the significant challenges facing the Company’s future and business prospects, the Company has added a risk premium component to its total compensation package for named executive officers. In particular, the Company’s short-term incentive compensation for its named executive officers was contractually guaranteed for fiscal year 2006 to compensate the named executive officers for lost bonus opportunities with prior employers. The Company also paid up-front bonuses upon execution of the employment agreements to compensate the named executive officers for the risk of leaving established careers and joining Doral Financial.

Compensation Committee Report
     We reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Doral Financial’s management and, based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Compensation Committee of the Board of Directors
John L. Ernst (Chairman)
Manuel Peña-Morros
Peter A. Hoffman
John B. Hughes
SUMMARY COMPENSATION TABLE
     The following table sets forth the compensation paid or earned by each of the named executive officers for the year ended December 31, 2006.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)	($)	($)(4)	($)
Glen R. Wakeman(5)	2006	553,846	1,500,000	175,507	178,497	—	—	1,001,688	3,409,538
Chief Executive Officer

Marangal I. Domingo	2006	115,385	550,000	—	25,215	—	—	61,234	751,834
Executive Vice President and Chief Financial Officer

Lesbia Blanco	2006	103,847	330,000	—	8,567	—	—	—	442,414
Executive Vice President and Chief Talent and Administration Officer

Calixto García-Velez	2006	175,385	1,050,000	—	51,637	—	—	76,019	1,353,041
Executive Vice President Chairman of the Board and Chief Executive Officer of Doral Bank — PR

Gerardo Leiva	2006	77,885	470,000	—	5,650	—	—	50,168	603,703
Executive Vice President and Chief Operations Officer

Olga Mayoral-Wilson	2006	75,000	280,000	—	8,405	—	—	—	363,405
Executive Vice President and Corporate Communications Director

Enrique R. Ubarri-Baragaño	2006	84,616	390,000	—	7,810	—	—	—	482,426
Executive Vice President and Chief Financial Officer

John A. Ward	2006	625,000	250,000	—	221,251	—	—	—	1,096,251
Former Chairman of the Board and Interim Chief Executive Officer

Lidio V. Soriano(6)	2006	895,527	125,300	—	—	—	—	—	1,020,827
Former Executive Vice President and Chief Financial Officer

(1)	Bonuses paid to NEO’s include signing bonus and performance bonus. Please refer to “Performance-based incentive compensation” above, for additional information.

(2)	This amount represents the expense recognized for accounting purposes in 2006 of restricted stock grants made in 2006 to named executive officers pursuant to the Doral Financial Corporation Omnibus Incentive Plan (the “Omnibus Plan”) as determined in accordance with FAS 123R. Assumptions made in valuing these awards are disclosed in Note 28 to the Consolidated Financial Statements.

(3)	These amounts represent the expense recognized for accounting purposes in 2006 of stock options grants made in 2006 to NEO’s, and in the case of Mr. John A. Ward, of stock options grants made in 2005, pursuant to the Omnibus Plan as determined in accordance with FAS 123R. Assumptions made in valuing these awards are disclosed in Note 28 to the Consolidated Financial Statements.

(4)	These amounts represents additional compensation paid by Doral Financial to NEO’s:

	Mr. Wakeman	Mr. Domingo	Mr. García-Vélez	Mr. Leiva
Moving ($)	39,306	16,670	46,493	13,588
Travel and hotel($)	86,356	—	27,321	13,699
Rent($)	—	42,674	—	13,000
Transportation($)	72,108	1,890	2,205	1,418
Legal services associated with employment negotiations expense($)	50,529	—	—	—
Other($)	753,389	—	—	8,463
(5)	Mr. Wakeman’s compensation included under “All Other Compensation” includes $750,000 related to installments paid to him from monies deposited by Doral Financial with an escrow agent pursuant to his employment agreement.
(6)	Salary amount includes the amount of $480,000 paid to Mr. Soriano pursuant to the transition agreement entered with the Company on November 4, 2006.
GRANTS OF PLAN-BASED AWARDS

								All Other	All Other
								Stock	Stock
								Awards:	Awards:	Exercise
		Estimated Possible Payouts						Number	Number of	or Base
		Under Non-Equity Incentive			Estimated Possible Payouts			of Shares	Securities	Price of
		Plan Awards			Under Incentive Plan Awards			of Stock	Underlying	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards
Name	Date	($)	($)(1)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Glen R. Wakeman	05/23/06	—	$1,500,000	—	—	—	—	200,000
	05/30/06								400,000	$7.60

Marangal I. Domingo	09/25/06	—	$300,000	—	—	—	—	—	150,000	$6.44

Lesbia Blanco	09/25/06	—	$180,000	—	—	—	—	—	25,000	$6.44
	09/26/06								25,000	$6.75

Calixto García-Vélez	09/01/06	—	$500,000	—	—	—	—	—	300,000	$5.23

Gerardo Leiva	10/16/06	—	$270,000	—	—	—	—	—	50,000	$5.51

Olga Mayoral- Wilson	09/25/06	—	$180,000	—	—	—	—	—	50,000	$6.44

Enrique R. Ubarri-Baragaño	10/02/06	—	$240,000	—	—	—	—	—	50,000	$6.45

(1)	The amounts shown in column (d) reflect the guaranteed bonus payments for the fiscal year ended December 31, 2006, pursuant to each executive officer’s employment agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan Awards:					Number of	Market or
	Number of	Number of	Number of			Number of	Market Value	Unearned	Payout Value
	Securities	Securities	Securities			Shares or	of Shares or	Shares, Units	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	or Other	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	or Other
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Rights That
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Have Not Vested
Name	Exercisable	Unexercisable(1)	(#)	($)	Date	(#)	($)(2)	(#)	($)
Glen R. Wakeman	—	400,000	—	7.60	05/30/2016	200,000	574,000	—	—

Marangal I. Domingo	—	150,000	—	6.44	09/25/2016	—	—	—	—

Lesbia Blanco	—	25,000	—	6.44	09/25/2016	—	—	—	—
		25,000	—	6.75	09/26/2016

Calixto García-Vélez	—	300,000	—	5.23	09/01/2016	—	—	—	—

Gerardo Leiva	—	50,000	—	5.51	10/16/2016

Olga Mayoral- Wilson	—	50,000	—	6.44	09/25/2016	—	—	—	—

Enrique R. Ubarri-Baragaño	—	50,000	—	6.45	10/02/2016	—	—	—	—

John A. Ward(3)	100,000	—	—	12.76	05/30/2016	—	—	—	—

Lidio V. Soriano	—	—	—	—	—	—	—	—	—

(1)	These awards are all time-vesting only and, unless otherwise noted, the remaining vesting dates and numbers of shares scheduled to vest with respect to these stock options are as follows:

						Ms.
						Mayoral-
Vesting Dates	Mr. Wakeman	Mr. Domingo	Ms. Blanco	Mr. García-Vélez	Mr. Leiva	Wilson	Mr. Ubarri
Last Business of 2007	100,000	37,500	12,500	75,000	12,500	12,500	12,500
Last Business of 2008	100,000	37,500	12,500	75,000	12,500	12,500	12,500
Last Business of 2009	100,000	37,500	12,500	75,000	12,500	12,500	12,500
Last Business of 2010	100,000	37,500	12,500	75,000	12,500	12,500	12,500

(2)	Based on $2.87 per share closing price on December 29, 2006.

(3)	Mr. John A. Ward resigned all his position effective 01/02/2007.

Board Compensation
     Effective January 1, 2007, the Compensation Committee of Doral Financial revised the compensation package for the directors. In considering its determination, the Compensation Committee evaluated data provided by the National Association of Directors and a recent study done by Frederick W. Cook & Co. on director compensation. Under the new compensation package, the compensation for Doral Financial’s non-management directors is as follows:

Committee or
Meeting Attendance
Position	Retainer	Fee
Non-Executive Chairman	$250,000 annual retainer(1)	None
Other non-management directors	$60,000 annual retainer	None
Additional compensation for membership in committees	$3,000 monthly retainer per committee(2)	None

(1)	Includes compensation for membership in all committees of the Board of Directors.

(2)	Transaction Committee members are entitled to receive a $5,000 monthly retainer.
DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned	Stock	Options	Incentive Plan	Deferred	All Other
	or Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Dennis G. Buchert	19,500	—	—	—	—	—	19,500
Edgar M. Cullman, Jr.	62,000	—	—	—	—	—	62,000
John L. Ernst	39,000	—	—	—	—	—	39,000
Peter A. Hoffman	80,000	—	—	—	—	20,750	100,750
John B. Hughes	81,000	—	—	—	—	—	81,000
Efraim Kier	64,000	—	—	—	—	—	64,000
Adolfo Marzol	19,500	—	—	—	—	—	19,500
Manuel Peña-Morros	13,000	—	—	—	—	—	13,000
Harold D. Vicente	83,000	—	—	—	—	—	83,000
Richard F. Bonini(1)	—	—	—	—	—	—	—
Zoila Levis(1)	27,000	—	—	—	—	—	27,000

(1)	Mr. Bonini and Ms. Levis ceased to be directors effective October 24, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table shows, as of April 16, 2007, the amount of Doral Financial’s common stock beneficially owned (unless otherwise indicated in the footnotes) by each director, nominee for director, executive officer named in the Summary Compensation Table and 5% shareholder of Doral Financial, and by all directors and executive officers of Doral Financial as a group. The information is based on reports filed with the SEC and information provided by the persons named below. No director, nominee or executive officer owned shares of preferred stock of Doral Financial as of such date.

	Amount and Nature	Percent
Name of Beneficial Owner	of Beneficial Ownership(1)(2)	of Class
Directors
Dennis G. Buchert	—	**
Edgar M. Cullman, Jr.(3)	11,565,299	10.7%
John L. Ernst(4)	11,565,299	10.7%
Peter A. Hoffman	1,800
John B. Hughes	—	**
Efraim M. Kier	18,780	**
Adolfo Marzol	—	**
Manuel Peña-Morros	1,000	**
Harold D. Vicente	33,525	**

Management
Glen R. Wakeman	150,000	**
Lesbia Blanco	—	**
Marangal I. Domingo	—	**
Calixto García-Vélez	—	**
Gerardo Leiva	—	**
Olga Mayoral-Wilson	—	**
César A. Ortiz	—	**
Enrique R. Ubarri-Baragaño	—	**

All directors, nominees and executive officers as a group, consisting of 17 persons, including those named above	11,770,404	10.9%

Other Principal Holders
Edgar M. Cullman(3)	11,565,299	10.7%
641 Lexington Avenue New York, N.Y 10022

Louise B. Cullman(3)	11,565,299	10.7%
641 Lexington Avenue New York, NY 10022

Susan R. Cullman(3)	11,565,299	10.7%
641 Lexington Avenue New York, NY 10022

Frederick M. Danziger(3)	11,565,299	10.7%
641 Lexington Avenue New York, NY 10022

Lucy C. Danziger(3)	11,565,299	10.7%
641 Lexington Avenue New York, NY 10022

Cullman and Ernst Group(4)	11,565,299	10.7%
641 Lexington Avenue New York, NY 10022

Select Equity Group, Inc.(5)	5,630,965	5.22%
Select Offshore Advisors, LLC George S. Loening 380 Lafayette Street, 6th Floor New York, New York 10003

**	Represents less than 1% of Doral Financial’s outstanding common stock.

(1)	Except as noted in the footnotes below, the information is based on the SEC’s definition of “beneficial ownership,” which is broader than ownership in the usual sense. For example, under SEC rules you beneficially own stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee or a contract or an understanding) have or share the power to vote the stock or to sell it, or if you have the right to acquire it within 60 days. Where more than one person shares investment and voting power in the same shares or if such shares are owned by any member of the Cullman and Ernst Group, such shares are shown more than once. Such shares are reflected only once, however, in the total for all directors and officers as a group.
Certain of the persons named in the table disclaim beneficial ownership of some of the shares included in the table as follows:
•	Edgar M. Cullman, Jr. — 5,036,888 shares in which he holds shared investment and/or voting power and 6,187,313 shares in which he holds no investment or voting power other than the understanding referred to in footnote(6).

•	John Ernst — 1,128,438 shares in which he holds shared investment and/or voting power and 10,334,810 shares in which he holds no investment or voting power other than the understanding referred to in footnote(6).

•	Edgar M. Cullman — 5,467,091 shares in which he holds shared investment and/or voting power and 5,786,899 shares in which he holds no investment and/or voting power other than the understanding referred to in footnote(6).

•	Louise B. Cullman — 4,417,637 shares in which she holds shared investment and/or voting power and 6,811,397 shares in which she holds no investment or voting power other than the understanding referred to in footnote(6).

•	Susan R. Cullman — 5,102,608 shares in which she holds shared investment and/or voting power and 6,173,881 shares in which she holds no investment or voting power other than the understanding referred to in footnote(6).

•	Frederick M. Danziger — 887,112 shares in which he holds shared investment and/or voting power and 10,598,536 shares in which he holds no investment or voting power other than the understanding referred to in footnote(6).

•	Lucy C. Danziger — 5,450,462 shares in which she holds shared investment and/or voting power and 5,722,679 shares over which she holds no investment or voting power other than the understanding referred to in footnote(6).
(2)	Includes 100,000 shares of Mr. Glen R. Wakeman that could be purchased by exercise of stock options exercisable at April 16, 2007 or within 60 days after that date under Doral Financial’s stock option plan.

(3)	Member of the Cullman and Ernst Group. Edgar M. Cullman is the father of Edgar M. Cullman, Jr., Susan R. Cullman and Lucy C. Danziger, the husband of Louise B. Cullman, and the uncle of John L. Ernst. Lucy C. Danziger is the wife of Frederick M. Danziger.

(4)	As of June 22, 2006, a group consisting of Edgar M. Cullman, his son Edgar M. Cullman, Jr., a director of Doral Financial, direct members of their families and trusts for their benefit, Mr. John L. Ernst, also a director of Doral Financial, his sister and direct members of their families and trusts for their benefit owned an aggregate of 11,565,299 shares of common stock or approximately 10.7% of the outstanding common stock. Among others, Messrs. Cullman and Cullman, Jr. and their wives, Mr. Ernst and to a lesser extent Mr. Danziger (who is a member of the Cullman and Ernst Group), hold investment and voting power or shared investment and voting power over such shares. Mr. Danziger is the brother-in-law of Mr. Edgar M. Cullman, Jr. and a former director of Doral Financial. A Schedule 13D filed with the SEC on behalf of the Cullman and Ernst Group states that there is no formal agreement governing the group’s holding and voting of such shares, but that there is an informal understanding that the persons and trusts included in the group will hold and vote together the shares owned by each of them in each case subject to any applicable fiduciary responsibilities.

(5)	Based on information contained in a Schedule 13G filed with the SEC jointly by Select Equity Group, Inc. (“Select”), Select Offshore Advisors, LLC (“Select Offshore”) and George S. Loening, Select and Select Offshore are the beneficial owners of 5,630,965 shares or approximately 5.22% of the outstanding common stock of Doral Financial. According to the Schedule 13G, as President and controlling shareholder of Select and the Manager of select Offshore, Mr. Loening has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares owned by Select and Select offshore.

Equity Compensation Plan Information
     The following table provides information as of December 31, 2005, regarding shares of common stock that may be issued to all Doral Financial employees under its 1997 Employee Stock Option Plan and its Omnibus Incentive Plan, its only equity-based compensation plans currently in effect.

Number of
Securities Remaining
Available for
Future Issuance
Under Equity
		Number of		Compensation
		Securities	Weighted-	Plans
		to be Issued Upon	Average	(Excluding
		Exercise of	Exercise Price of	Securities Reflected
		Outstanding	Outstanding	in the Second
	Plan Category	Options	Options	Column)
Equity compensation plans approved by security holders	1997 Employee Stock Option Plan(1)	22,050	$5.63	-0-
	Omnibus Incentive Plan(2)	1,673,000	$6.46	2,025,000

Equity compensation plans not approved by security holder	None	—	—	—
Total		1,695,050	$6.45	2,025,000

(1)	The 1997 Employee Stock Plan was approved by the shareholders of Doral Financial on April 16, 1998. On April 18, 2001, Doral Financial’s shareholders voted to increase the total number of shares authorized to he issued under the plan to 6,750,000 shares.

(2)	The Omnibus Incentive Plan was approved by shareholders of Doral Financial on April 21, 2004.
Item 13. Certain Relationships and Related Transactions.
     From time to time, Doral Financial or its subsidiaries make mortgage loans to persons who purchase homes in residential housing projects developed by Arturo Madero, the spouse of Zoila Levis, the former President of Doral Financial and a former director of Doral Financial. All such loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions for persons purchasing homes in projects developed by unaffliliated persons.
     Doral Bank — PR and Doral Bank — NY have had, and expect to have in the future banking transactions in the ordinary course of business with directors and executive officers of Doral Financial as well as their affiliated entities. In particular, Doral Bank – PR has made construction loans to development entities controlled by Arturo Madero, the spouse of Zoila Levis, the former President and a former Director of Doral Financial. All extensions of credit to any of these persons by Doral Bank – PR or Doral Bank — NY have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. As part of a credit analysis, the Company classified as sub-standard a construction loan extended to a partnership controlled by Arturo Madero with an outstanding balance of $14.9 million and assigned a credit reserve of $5.0 million related to that loan.
     Pursuant and subject to its bylaws, Doral Financial is reimbursing the legal expenses of its current and former officers and directors with respect to the lawsuits and other legal proceedings initiated in connection with the restatement of the Company’s financial statements, in advance of their final disposition.

Item 14. Principal Accountant Fees and Services.
     The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in 2006 and 2005 for the various services provided to Doral Financial were:

Type of Fees	2006	2005
Audit Fees	$6,126,500	$5,480,000
Audit-Related Fees	96,000	308,000
Tax Fees	—	100,000
All Other Fees	3,000	2,000

Total	$6,225,500	$5,890,000

     In the above table, in accordance with SEC definitions and rules, “audit fees” are fees paid by Doral Financial to PricewaterhouseCoopers LLP for professional services rendered for the audits of Doral Financial’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and of the consolidated financial statements included in the Form 10-K and for the review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. For 2006 “audit fees” includes approximately $3.5 million of fees for services rendered in connection with Doral Financial’s restatement. “Audit-related fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of Doral Financial’s financial statements and consisted of employee benefit plan audits, accounting consultations, SAS 70 engagement and Sarbanes-Oxley, Section 404 implementation assistance. “Tax fees” are fees for tax compliance, tax advice and assistance with tax audits. “All other fees” are fees billed by PricewaterhouseCoopers LLP to Doral Financial for any services not included in the first three categories. During 2006, the Company paid approximately $3,000 related to the use of an electronic library of authoritative research accounting and SEC literature.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) List of documents filed as part of this report.
          (1) Financial Statements.
     The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated April 27, 2007, are included herein beginning on page F-1:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2006

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

•	Notes to consolidated financial statements

          (2) Financial Statement Schedules.
     All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
          (3) Exhibits.

Exhibit
Number	Description

3.1(a)	Second Restated Certificate of Incorporation of Doral Financial. (Incorporated herein by reference to exhibit number 3.1(c) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

3.1(b)	Certificate of Designation creating the 7% Noncumulative Monthly Income Preferred Stock, Series A (Incorporated herein by reference to exhibit number 3.4 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

3.1(c)	Certificate of Amendment, dated May 13, 1999, to Restated Certificate of Incorporation. (Incorporated herein by reference to exhibit number 3.1(f) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

3.1(d)	Certificate of Designation creating the 8.35% Noncumulative Monthly Income Preferred Stock, Series B, (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

3.1(e)	Certificate of Designation creating the 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 3.3 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

3.1(f)	Certificate of Designation creating the 4.75% Perpetual Cumulative Convertible Preferred Stock, including form of stock certificate (Incorporated herein by reference to Exhibit 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

3.1(g)	Certificate of Amendment, dated April 27, 2004, to Second Restated Certificate of Incorporation. (Incorporated herein by reference to the exhibit number 3(a) of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.1(h)	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated by reference to exhibit number 3.1(h) of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2004.)

3.2	Bylaws of Doral Financial Corporation, as amended on August 8, 2006. (Incorporated by reference to exhibit number 3.2 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2005.)

4.1	Common Stock Certificate. (Incorporated herein by reference to the same exhibit number of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.4	Form of Serial and Term Bond. (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto. (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

4.8	Indenture, dated May 14, 1999, between Doral Financial and U.S. Bank National Association, as trustee, pertaining to senior debt securities. (Incorporated by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999.)

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on February 17, 1999.)

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000.)

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche

Exhibit
Number	Description
Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.13	Form of 7.65% Senior Note of Doral Financial. (Incorporated by reference to exhibit number 4.10 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001.)

4.14	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002.)

4.15	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Included in Exhibit 3.1(f) hereof.)

4.16	Floating Rate Senior Note due December 7, 2005. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 7, 2004.)

4.17	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on July 20, 2004.)

4.18	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 1, 2004.)

4.19	Floating Rate Senior Note due July 20, 2007. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 20, 2004.)

10.1	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007.

10.2	Amended and Restated Master Production Agreement, dated as of October 1, 1995, between Doral Financial, Doral Mortgage and Doral Bank. (Incorporated herein by reference to exhibit number 19.3 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.3	Master Purchase, Servicing and Collection Agreement, dated as of September 15, 1993, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 19.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-17224).)

10.4	Master Servicing and Collection Agreement dated October 1, 1995, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.64 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.5	First Amendment to Master Servicing and Collection Agreement, dated as of March 1, 1996, between Doral Financial and Doral Bank. (Incorporated herein by reference to exhibit number 10.66 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.6	First Amendment to Amended and Restated Master Production Agreement, dated as of March 1, 1996, between Doral Financial, Doral Mortgage Corporation and Doral Bank. (Incorporated herein by reference to exhibit number 10.67 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.)

10.7	Indenture, dated as of October 10, 1996, between Doral Financial and U.S. Bank National Association, as trustee, including form of Senior Note. (Incorporated herein by reference to exhibit number 10.69 of Doral Financial’s Quarterly Report as Form 10-Q for the quarter ended September 30, 1996.)

10.8	1997 Employee Stock Option Plan (Incorporated herein by reference to the exhibit number 4.2 of Doral Financial’s Registration Statement on Form S-8 (No. 333-31283) filed with the Commission on July 15, 1997.)

10.9	Form of Stock Option Agreement for use under 1997 Employee Stock Option Plan. (Incorporated herein by reference to exhibit number 10.78 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

Exhibit
Number	Description
10.10	First Supplemental Indenture, dated as of October 19, 1998, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company). (Incorporated herein by reference to exhibit number 10.79 of Doral Financial’s Current Report on Form 8-K filed with the Commission on October 23, 1998.)

10.11	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated by reference to Exhibit 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003.)

10.12	Employment Agreement, dated as of May 23, 2006, between Doral Financial and Glen Wakeman. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006.)

10.13	Employment Agreement, dated as of August 14, 2006, between Doral Financial Corporation and Lesbia Blanco. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.14	Employment Agreement, dated as of August 21, 2006, between Doral Financial Corporation and Calixto García-Vélez. (Incorporated herein by reference to Exhibit 10.2 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.15	Employment Agreement, dated as of September 25, 2006, between Doral Financial Corporation and Marangal I. Domingo. (Incorporated herein by reference to Exhibit 10.3 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.16	Employment Agreement, dated as of September 18, 2006, between Doral Financial Corporation and Olga Mayoral-Wilson. (Incorporated herein by reference to Exhibit 10.4 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.17	Employment Agreement, dated as of October 16, 2006, between Doral Financial Corporation and Gerardo Leiva. (Incorporated herein by reference to Exhibit 10.5 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

10.18	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to Exhibit 10.6 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	List of Doral Financial’s subsidiaries.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, Doral Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DORAL FINANCIAL CORPORATION
By:	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer

Date: April 30, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman Glen R. Wakeman	Chief Executive Officer	April 30, 2007

/s/ Marangal I. Domingo Marangal I. Domingo	Executive Vice President and Chief Financial Officer	April 30, 2007

/s/ Dennis G. Buchert Dennis G. Buchert	Director	April 30, 2007

/s/ Edgar M. Cullman, Jr. Edgar M. Cullman, Jr.	Director	April 30, 2007

/s/ John L. Ernst John L. Ernst	Director	April 30, 2007

/s/ Peter A. Hoffman Peter A. Hoffman	Director	April 30, 2007

/s/ John B. Hughes John B. Hughes	Director	April 30, 2007

/s/ Efraim Kier Efraim Kier	Director	April 30, 2007

/s/ Adolfo Marzol Adolfo Marzol	Director	April 30, 2007

/s/ Manuel Peña-Morros Manuel Peña-Morros	Director	April 30, 2007

/s/ Harold D. Vicente Harold D. Vicente	Director	April 30, 2007

/s/ César A. Ortiz César A. Ortiz	Chief Accounting Officer	April 30, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Doral Financial Corporation:
We have completed integrated audits of Doral Financial Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company will need significant outside financing to meet liquidity needs during 2007. These needs, which arise primarily due the maturity of the Company’s $625 million senior notes in July 2007, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Doral Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because 1) the Company did not design and maintain effective controls, including monitoring controls, over its financial close and reporting process (including that: a) the Company did not design effective controls to allow for complete and accurate financial statement information to be presented to management and the Board of Directors for their review on a timely and recurring basis, b) the Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles and internal control over financial reporting, c) the Company did not maintain or adequately disseminate accounting policies and procedures in certain critical areas to allow personnel to completely and accurately analyze transactions in order to determine their appropriate accounting treatment under generally accepted accounting principles, and d) the Company did not maintain effective controls over the communication of certain non-recurring transactions in order to allow for a complete and accurate analysis of the appropriate accounting treatment under generally accepted accounting principles); and 2) the Company did not maintain effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006.

1.	The Company did not design and maintain effective controls, including monitoring controls, over its financial close and reporting process. Specifically:
•	The Company did not design effective controls to allow for complete and accurate financial statement information to be presented to management and the Board of Directors for their review on a timely and recurring basis. Specifically, the Company’s controls and procedures were not designed to ensure (i) the systematic and accurate execution of account-level analyses and reconciliations, (ii) the systematic review and approval of journal entries, and (iii) the review of significant variances in account balances.

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles and internal control over financial reporting. Specifically, it did not maintain sufficient personnel to assist the Chief Accounting Officer with the analysis and review of complex transactions and accounting pronouncements.

•	The Company did not maintain or adequately disseminate accounting policies and procedures in certain critical areas to allow personnel to completely and accurately analyze transactions in order to determine their appropriate accounting treatment under generally accepted accounting principles.

•	The Company did not maintain effective controls over the communication of certain non-recurring transactions in order to allow for a complete and accurate analysis relative to determining the appropriate accounting treatment under generally accepted accounting principles. Specifically, the Company did not maintain effective controls for the communication of information regarding non-recurring transactions from the business units to the accounting and financial reporting units.
The material weaknesses in the Company’s financial close and reporting process described above contributed to the existence of the material weakness described in item 2 below. Additionally, these material weaknesses resulted in audit adjustments to the Company’s 2006 consolidated financial statements and could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2.	The Company did not maintain effective controls over the completeness and valuation of its allowance for loan and lease losses and the related provision for loan and lease losses accounts. Specifically, the Company did not maintain effective controls over the analysis of impaired loans in order to determine that probable losses were completely and accurately estimated in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the Company’s 2006 consolidated financial statements and could result in a misstatement of the Company’s allowance for loan and lease losses and the related provision for loan and lease losses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Doral Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Doral Financial Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
April 27, 2007
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2007
Stamp 2212682 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except share information)	2006	2005
Assets
Cash and due from banks	$227,127	$192,141

Money market investments:
Money market investments with creditors’ right to repledge	234,296	141,391
Other money market investments	684,438	1,212,970

Total money market investments	918,734	1,354,361

Pledged investment securities that can be repledged:
Securities held for trading, at fair value (includes fair value of IOs of $1,062 in 2006; $11,257 in 2005)	72,218	202,759
Securities available for sale, at fair value	2,209,439	4,219,153
Securities held to maturity, at amortized cost (market value of $1,746,760 in 2006; $1,659,237 in 2005)	1,823,661	1,698,264

Total pledged investment securities that can be repledged	4,105,318	6,120,176

Other investment securities:
Securities held for trading, at fair value (includes fair value of IOs of $48,864 in 2006; $62,777 in 2005)	111,587	185,917
Securities available for sale, at fair value	199,247	412,420
Securities held to maturity, at amortized cost (market value of $254,592 in 2006; $392,214 in 2005)	259,276	401,430
Federal Home Loan Bank of NY (FHLB) stock, at cost	70,533	72,205

Total other investment securities	640,643	1,071,972

Total investment securities	4,745,961	7,192,148

Loans:
Mortgage loans held for sale, at lower of cost or market, pledged with creditors’ right to repledge	442,161	3,515,156
Other mortgage loans held for sale, at lower of cost or market	1,326,929	1,807,039
Loans receivable, net of allowance for loan and lease losses (2006-$67,233; 2005-$35,044)	3,389,937	2,477,960

Total loans	5,159,027	7,800,155

Receivables and mortgage-servicing advances	58,187	66,909
Accrued interest receivable	64,363	85,338
Servicing assets, net	176,367	150,576
Premises and equipment, net	138,805	150,450
Real estate held for sale, net	33,197	17,662
Deferred tax asset	261,645	213,217
Other assets	73,011	75,792

Total assets	$11,856,424	$17,298,749

Liabilities
Deposits:
Non-interest-bearing deposits	$327,186	$425,788
Interest-bearing deposits	3,923,574	3,811,481
Securities sold under agreements to repurchase	3,899,365	6,054,598
Advances from FHLB	1,034,500	969,500
Loans payable	444,443	3,578,230
Notes payable	923,913	965,621
Accrued expenses and other liabilities	400,039	343,722

Total liabilities	10,953,020	16,148,940

Commitments and contingencies (Note 26)

Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 9,015,000 shares issued and outstanding in 2006 and 2005, respectively, at aggregate liquidation preference value:
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	228,250	228,250
Perpetual cumulative convertible preferred stock	345,000	345,000
Common stock, $1 par value; 500,000,000 shares authorized; 107,948,236 and 107,930,236 shares issued and outstanding in 2006 and 2005, respectively	107,948	107,930
Additional paid-in capital	166,495	165,609
Legal surplus	23,596	23,596
Retained earnings	139,051	404,885
Accumulated other comprehensive loss, net of income tax benefit of $1,829 in 2006 and $3,809 in 2005	(106,936)	(125,461)

Total stockholders’ equity	903,404	1,149,809

Total liabilities and stockholders’ equity	$11,856,424	$17,298,749

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share information)	2006	2005	2004
Interest income:
Loans	$458,307	$496,806	$423,908
Mortgage-backed securities	186,697	224,930	103,491
Interest-only strips (“IOs”)	6,522	10,854	13,454
Investment securities	119,415	142,601	158,379
Other interest-earning assets	50,954	72,588	23,477

Total interest income	821,895	947,779	722,709

Interest expense:
Deposits	155,418	106,164	80,683
Securities sold under agreements to repurchase	240,787	256,542	120,635
Advances from FHLB	46,455	48,631	49,842
Loans payable	118,491	197,902	88,413
Notes payable	59,354	57,943	45,513

Total interest expense	620,505	667,182	385,086

Net interest income	201,390	280,597	337,623

Provision for loan and lease losses	39,829	22,369	10,384

Net interest income after provision for loan and lease losses	161,561	258,228	327,239

Non-interest (loss) income:
Net (loss) gain on mortgage loan sales and fees	(34,456)	52,131	83,585
Net loss on securities held for trading, including gains and losses on the fair value of IOs	(37,228)	(3,406)	(111,678)
Net (loss) gain on sale of investment securities	(27,668)	(40,798)	11,956
Net (loss) gain on extinguishment	(4,157)	2,000	—
Servicing income (loss), net of amortization and impairment/recovery	6,904	16,715	(18)
Commissions, fees and other income	37,378	35,906	32,333

Total non-interest (loss) income	(59,227)	62,548	16,178

Non-interest expenses:
Compensation and benefits	95,243	90,797	90,284
Taxes, other than payroll and income taxes	12,552	10,918	9,363
Advertising	9,849	16,588	15,079
Professional services	64,358	45,174	13,711
Communication and information systems	18,493	18,553	13,812
Occupancy and other office expenses	27,430	31,548	27,242
Depreciation and amortization	22,028	20,923	17,683
Provision for contingency	95,000	25,000	–
Other	29,389	28,992	26,940

Total non-interest expenses	374,342	288,493	214,114

(Loss) income before income taxes	(272,008)	32,283	129,303

Income tax benefit (expense)	48,107	(19,091)	85,491

Net (loss) income	$(223,901)	$13,192	$214,794

Net (loss) income attributable to common shareholders	$(257,200)	$(20,107)	$181,495

Net (loss) income per common share:

Basic	$(2.38)	$(0.19)	$1.68

Diluted	$(2.38)	$(0.19)	$1.63

Dividends per common share	$0.08	$0.62	$0.60

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
(In thousands)	2006	2005	2004
Preferred stock	$573,250	$573,250	$573,250

Common stock:
Balance at beginning of year	107,930	107,909	107,904
Common stock issued under stock option plan	18	21	5

Balance at end of year	107,948	107,930	107,909

Additional paid-in capital:
Balance at beginning of year	165,609	161,639	151,902
Shares issued under stock option plan	77	98	28
Stock-based compensation recognized	872	8,118	9,709
Stock-based compensation reversed due to forfeited unvested options	(63)	(4,246)	—

Balance at end of year	166,495	165,609	161,639

Legal surplus:
Balance at beginning of year	23,596	22,716	14,155
Transfer from retained earnings	—	880	8,561

Balance at end of year	23,596	23,596	22,716

Retained earnings:
Balance at beginning of year	404,885	492,786	384,596
Net (loss) income	(223,901)	13,192	214,794
Cash dividends declared on common stock	(8,634)	(66,914)	(64,744)
Cash dividends declared on preferred stock	(33,299)	(33,299)	(33,299)
Transfer to legal surplus	—	(880)	(8,561)

Balance at end of year	139,051	404,885	492,786

Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(125,461)	(73,683)	(49,445)
Other comprehensive gain (loss), net of deferred tax	18,525	(51,778)	(24,238)

Balance at end of year	(106,936)	(125,461)	(73,683)

Total stockholders’ equity	$903,404	$1,149,809	$1,284,617

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(In thousands)	2006	2005	2004
Net (loss) income	$(223,901)	$13,192	$214,794

Other comprehensive income (loss), before tax:
Unrealized losses on securities arising during the period	(6,506)	(91,837)	(13,147)

Amortization of unrealized loss on securities reclassified to held to maturity	43	43	36

Reclassification of realized losses (gains) included in net income (loss)	27,668	40,798	(11,956)

Other comprehensive income (loss) before tax	21,205	(50,996)	(25,067)

Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,680)	(782)	829

Other comprehensive gain (loss)	18,525	(51,778)	(24,238)

Comprehensive (loss) income, net of tax	$(205,376)	$(38,586)	$190,556

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(223,901)	$13,192	$214,794

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	809	3,872	9,709
Depreciation and amortization	22,028	20,923	17,683
Amortization and impairment of servicing assets	35,797	22,864	37,359
Deferred tax benefit (expense)	51,995	1,371	(172,629)
Provision for loan and lease losses	39,829	22,369	10,384
Amortization of premium and accretion of discount on loans, investment securities and debt	3,827	21,303	7,428
Unrealized (gain) loss on mortgage loans held for sale	27,243	—	—
Origination and purchases of mortgage loans held for sale	(1,754,474)	(4,454,345)	(4,436,783)
Principal repayment and sales of mortgage loans held for sale	4,256,962	2,582,082	2,306,027
(Gain) loss on sale of securities	36,222	27,483	(30,621)
Unrealized loss (gain) on securities held for trading	2,661	4,530	(3,259)
Purchases of securities held for trading	(37,409)	(2,219,720)	(3,148,529)
Principal repayment and sales of securities held for trading	426,243	3,340,005	5,207,195
Amortization and net loss in the fair value of IOs	58,487	64,308	54,829
Unrealized (gain) loss on derivative instruments	(8,582)	(40,550)	4,537
Net proceeds (payments) on derivative instruments	7,541	20,981	(4,278)
(Increase) decrease in receivables and mortgage servicing advances	(3,468)	32,818	(14,292)
Decrease (increase) in accrued interest receivable	20,975	(11,791)	(7,308)
(Increase) decrease in other assets	(99,453)	(19,826)	7,589
Increase in accrued expenses and other liabilities	29,085	97,042	29,379

Total adjustments	3,116,318	(484,281)	(125,580)

Net cash provided by (used in) operating activities	2,892,417	(471,089)	89,214

Cash flows from investing activities:
Purchases of securities available for sale	(46,023)	(5,595,630)	(13,439,594)
Principal repayments and proceeds from sales of securities available for sale	2,244,280	5,818,821	10,468,567
Purchases of securities held to maturity	(13,000)	(100,000)	(1,082,613)
Principal repayment and maturities of securities held to maturity	44,578	317,245	435,042
Decrease (increase) in FHLB stock	1,672	13,915	(4,400)
Origination of loans receivable	(865,326)	(1,074,543)	(1,065,741)
Principal repayment of loans receivable	633,529	359,088	671,276
Purchase of servicing assets	(209)	(4,421)	(4,505)
Purchases of premises and equipment	(10,382)	(24,822)	(28,544)
Proceeds from sales of real estate held for sale	12,601	44,315	20,803

Net cash provided by (used in) investing activities	2,001,720	(246,032)	(4,029,709)

(Continues)
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
(In thousands)	2006	2005	2004
Cash flows from financing activities:
Net increase in deposits	$13,491	$594,189	$671,808
(Decrease) increase in securities sold under agreements to repurchase	(2,155,233)	(250,565)	2,702,221
Proceeds from advances from FHLB	500,000	50,000	205,000
Repayment of advances from FHLB	(435,000)	(375,000)	(117,000)
Increase (decrease) in loans payable:
(Decrease) increase in warehousing lines and other credit facilities	—	(279,560)	101,226
Proceeds from secured borrowings	—	880,746	1,950,210
Repayment of secured borrowings	(3,092,141)	(661,463)	(427,112)
Proceeds from issuance of notes payable	—	—	739,311
Repayment of notes payable	(82,760)	(130,356)	(206,155)
Payment of consent solicitation to bondholders	(1,297)	—	—
Issuance of common stock, net	95	119	33
Dividends paid	(41,933)	(100,213)	(98,043)

Net cash (used in) provided by financing activities	(5,294,778)	(272,103)	5,521,499

Net (decrease) increase in cash and cash equivalents	(400,641)	(989,224)	1,581,004
Cash and cash equivalents at beginning of year	1,546,502	2,535,726	954,722

Cash and cash equivalents at end of year	$1,145,861	$1,546,502	$2,535,726

Cash and cash equivalents includes:
Cash and due from banks	$227,127	$192,141	$64,940
Money market investments	918,734	1,354,361	2,470,786

	$1,145,861	$1,546,502	$2,535,726

Supplemental Schedule of Non-cash Activities:

Loan securitizations	$251,626	$1,338,939	$914,226

Loans foreclosed	$16,816	$42,728	$22,881

Reclassification of mortgage loans held for sale to loans receivable	$961,459	$86,294	$—

Capitalization of servicing assets	$61,379	$45,433	$27,520

Capitalization of IOs from loan sales	$—	$10,981	$53,624

Supplemental Information for Cash Flows:

Cash used to pay interest	$635,560	$650,733	$375,059

Cash used to pay income taxes	$5,015	$60,697	$57,141

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004
1. Reporting Entity
Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a financial holding company engaged in mortgage banking, banking (including thrift operations), institutional securities operations and insurance agency activities through its wholly owned subsidiaries Doral Mortgage Corporation, Doral Bank (“Doral Bank — PR”), Doral Bank, FSB (“Doral Bank–NY”), Doral Insurance Agency, Inc. (“Doral Insurance Agency”), Doral Securities, Inc. (“Doral Securities”) and Doral Properties, Inc. (“Doral Properties”). Doral Bank PR in turn operates its three wholly owned subsidiaries Doral Money, Inc. (“Doral Money”), engaged in commercial lending in the New York metropolitan area, Doral International, Inc., a Puerto Rico based international banking entity, and CB, LLC, an entity formed to dispose of a real estate project of which Doral Bank PR took possession during 2006. Doral Financial also has two other mortgage banking subsidiaries, Centro Hipotecario de Puerto Rico, Inc. (“Centro Hipotecario”) and Sana Mortgage Corporation (“Sana Mortgage”), although these operations have been consolidated with those of Doral Mortgage.
The Company is primarily engaged in the origination, purchase, securitization and sale of FHA, VA, conventional conforming and non-conforming first and second mortgage loans, and in providing and/or arranging for interim financing for the construction of residential and other types of real estate development and permanent financing on multifamily and commercial real estate. The Company services FHA-insured, VA-guaranteed and conventional mortgage loans pooled for the issuance of GNMA, FNMA and FHLMC mortgage-backed securities and CMO certificates issued by grantor trusts established by the Company. The Company also services loans for private investors, originates loans for investment and provides banking services through Doral Bank — PR, a Puerto Rico commercial bank, and Doral Bank-NY, a federal savings bank in New York, and insurance and institutional securities services through Doral Insurance Agency and Doral Securities, respectively.
The Company operates primarily in Puerto Rico, but it also has one mortgage banking office and 11 branches of Doral Bank — NY, a federal savings bank in New York City.
2. Going Concern and Management Plan
The Consolidated Financial Statements of Doral Financial Corporation (the “Company”) have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company will need significant outside financing during 2007, principally for the payment of its $625 million floating senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. The Company’s ability to continue as a going concern is dependent on its ability to secure the needed outside financing.
Over the last several months, the Company, with the assistance of financial advisors, has analyzed and explored a number of potential sources of liquidity to repay the $625 million floating rate notes that mature on July 20, 2007. As part of the process, the Company engaged in discussions with private equity firms, hedge funds, strategic investors and certain of its bondholders.
Doral Financial is in active negotiations with a private equity firm (the “lead sponsor”) regarding a substantial investment in the Company by a new bank holding company. The new holding company would be capitalized by a number of private equity and other sophisticated financial investors, and their investment would take into account the various ownership restrictions imposed by banking regulations. The lead sponsor is actively engaged in discussions with a number of potential investors to raise the contemplated capital for the new holding company to invest in Doral.

Based on its discussions to date, the Company believes that the proposed transaction, if executed, would be accomplished predominantly through the issuance of new equity securities at a discount to market price and would result in very significant dilution to the Company’s existing shareholders. The proposed transaction would be subject to various conditions precedent, including but not limited to the receipt of regulatory and shareholder approvals, the receipt of sufficient equity commitments from other investors, final district court approval of the settlement agreement in respect of the consolidated securities class action and shareholder derivative claims brought against the Company, the absence of certain adverse developments and other customary closing conditions. If the Company is successful in entering into the proposed transaction and it is consummated on a timely basis, the Company believes that the proposed transaction would satisfy its capital and liquidity needs. However, the Company cannot provide assurances that it will ultimately be able to enter into an agreement with respect to the proposed transaction.
Although the Company would attempt to enter into an alternative transaction that would provide it with the liquidity and capital needed to continue its business in the event that it is unable to enter into the proposed transaction, the Company cannot provide assurance that it would succeed in entering into such a transaction, especially in the limited time available prior to the July 20, 2007 maturity of the senior notes. The failure to refinance the senior notes and recapitalize the holding company would have a material adverse effect on, and impair, the holding company’s financial condition and ability to operate as going concern. This would likely cause the holding company to seek protection under applicable bankruptcy laws, which would likely result in the elimination of all value of the holding company’s common stock. Banking regulators could take actions to protect interests of the depositors of the company’s banking subsidiaries, which actions could have a material adverse effect on the value that the holding company may realize on its investment in Doral Bank PR and other subsidiaries. Until such time as the Company has received this investment or has secured alternative sources of financing, there will be substantial doubts as to its ability to continue as a going concern.
These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.
3. Summary of Significant Accounting Policies
The accompanying Consolidated Financial Statements include the accounts of Doral Financial Corporation and its wholly owned subsidiaries. The Company’s accounting and reporting policies conform with the accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Investment Securities
Investment securities transactions are recorded on the trade date basis, except for securities underlying forward purchases and sales contracts that are not exempt from the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which are recorded on contractual settlement date. At the end of the period, unsettled purchase transactions exempt from the requirements of SFAS 133 are recorded as part of the Company’s investments portfolio and as a liability, while unsettled sale transactions are deducted from the Company’s investments portfolio and recorded as an asset. Investment securities are classified as follows:
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
In the past, the Company generally sold mortgage loans that did not conform to GNMA, FNMA or FHLMC requirements (non-conforming loans) as whole loans to local financial institutions or to FNMA or FHLMC and other financial institutions in negotiated transactions. Many of Doral Financial’s whole loan sales to local financial institutions historically were structured similarly to securitization transactions. When Doral Financial sold a pool of loans to an investor, it retained the servicing rights and agreed to pay the purchaser a specified pass-through rate for the entire pool that was below the weighted-average coupon of the underlying mortgage loans. Any amounts received on the mortgages above the pass-through rate were retained by Doral Financial. The pass-through rate paid to the investors was normally a variable rate generally based on a spread over the three-month LIBOR. The present value of the future cash flows retained by Doral Financial above any contractual servicing fees are recognized on Doral Financial’s financial statements as IOs. Since July 2005, Doral Financial no longer structures its whole loan sales in this manner and has been selling its non-conforming loans in the U.S. secondary market for cash without any retained interest, other than retained mortgage servicing rights.
IOs represent the estimated present value of the cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for expected losses and prepayments, as well as by the estimated market value of any embedded cap, if applicable) after subtracting: (1) the interest rate payable to the investor; and (2) a contractual servicing fee. Prior to the first half of 2005, in connection with its whole loan sales of non-conforming loans, the Company generally agreed to pay investors a variable pass-through rate based on a spread over the 3-month LIBOR that resets quarterly, while the underlying mortgages generate interest at a fixed rate.

Generally, the loans sold under a floating rate arrangement are subject to interest rate caps or calls set at or below the weighted-average coupon (less the servicing fee) on the pools of loans and to a lesser extent based on a spread above the initial contractual pass-through rate at the time of sale, which does not exceed the weighted-average coupon on the loans. For mortgage loan sale contracts that are not subject to interest rate caps, to the extent that the interest rate payable to investors on the mortgage loans underlying the floating rate IOs exceeds the weighted-average coupon on such mortgage loans, the change in the fair value of the Company’s floating rate IOs may exceed the carrying value of the IOs, creating a liability instead of an asset. Since July 2005, the Company has refrained from structuring loan sales that generated IOs based on variable rates.
To determine the value of its portfolio of variable IOs, Doral Financial uses an internal valuation model that forecasts expected cash flows using forward LIBOR rates derived from the LIBOR/Swap yield curve at the date of the valuation. Prepayment assumptions and discount rates incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, market data and statistically derived relationships between the Company’s and U.S. mainland FNMA’s mortgage pool prepayment experience.
To determine prepayment assumptions on the IOs, Doral Financial calculates its prepayment forecasts based on the median of 14 static prepayment forecasts by mortgage-backed securities dealers obtained from Bloomberg. This median is then adjusted using a regression analysis that correlates the prepayment experiences of the Company’s non-conforming loan portfolio with that of U.S. mainland FNMA mortgages. To estimate the adjustment equation between the U.S. mainland and the Company’s portfolio, the Company calculates a quarterly constant prepayment rate (“CPR”) for each pool of its non-conforming loan portfolio and compares it to that of a generic FNMA pool with similar coupon and seasonality. To mitigate risks of misestimating the equation, the Company updates its regression analysis on a quarterly basis as new data become available.
The IO internal valuation model utilizes a Z-spread approach to calculate discount rates. The Z-spread is the market recognized spread over the swap curve that takes into consideration additional yield requirements based on the risk characteristics of a particular instrument. As a result, the discount rates used by the Company in the valuation of its IOs change according to its components; the swap curve and the Z-spread. The Z-spread incorporates a premium for prepayment optionality and liquidity risk over the period-end swap curve. As a result of a review by management of current liquidity conditions in the Puerto Rico secondary market for non-conforming loans, the liquidity premium incorporated in the model was increased by 300 basis points in light of the more stringent requirements of the U.S. secondary mortgage market which has now become the principal outlet for this type of loan. Doral Financial obtains the Z-spread from major investment banking firms.
The valuation model values fixed and floating rate IOs on a contract-by-contract basis. For fixed IOs, the valuation model projects a fixed spread cash flow through the life of the underlying mortgages and applies a discount rate to obtain the present value of the projected cash flows. For the valuation of variable IOs, each contract is segregated into unhedged cash flows and the contract’s embedded optionality (calls, caps and floors). Each component, except embedded calls, is valued independently. For the unprotected cash flows from the IO, the model incorporates widely used financial techniques, such as cubic spline and bootstrapping, to estimate forward LIBOR rates. Cubic spline is an interpolation technique used to make a continuous curve out of the quoted yields. Using the continuous set of yields to maturity estimated using cubic spline, the spot rate curve (or zero-coupon curve) is derived with the bootstrapping methodology. Once a complete set of spot rates is obtained, the model generates the implied forward rates used in the valuation.
The model uses the Black 76 option valuation formula to value interest rate caps and floors. The Black formula uses as inputs the strike price of the floor or cap, forward LIBOR rates, volatilities and discount rates to estimate the option value. With respect to the embedded calls, Doral Financial made the determination that due to the characteristics of the portfolio and the expected terms for any sale of such portfolio in the secondary market, its value was not significant. Consequently, the Company has not developed a valuation model for embedded calls and the value of such calls, if any, is not included in the Company’s financial statements.
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
For most of the Company’s investment securities (except for Residual CMO certificates), deferred items, including premiums, and discounts, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.
For Residual CMO certificates, the Company uses a cash flow model to value the securities. Doral utilizes the collateral’s historical statistics available on Bloomberg such as forecasted prepayment speed, weighted-average remaining maturity, weighted-average coupon and age. Based on the Bloomberg information, the Company forecasts the cash flow and then discounts it at the period’s discount rate. For purposes of discounting, the Company uses the same Z-spread methodology used for the valuations of Doral’s floating rate IOs.
Doral Financial reviews securities for other-than- temporary impairment whenever the security’s fair value is less than its amortized cost. Impairment is evaluated considering a number of indicators which include the severity of the decline in fair value, credit ratings and the length of time the investment has been in an unrealized loss position. In addition, Doral Financial may recognize impairment when qualitative factors indicate that the Company may not recover the unrealized loss. When evaluating the impairment indicators and qualitative factors, Doral Financial considers its intent and ability to hold the investments until a point in time at which recovery can be reasonably expected to occur. When a security is deemed to be impaired the cost basis of the security is written down to fair value, with the loss recorded in the Consolidated Statements of Income in the period that the other-than-temporary impairment is determined. The security cost basis is not changed to reflect subsequent recoveries in fair value.
Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of net cost or market value on an aggregate portfolio basis. The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported under net gain on mortgage loan sales and fees in the Consolidated Statements of Income. Loan origination fees and direct loan origination costs related to loans held for sale are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Premiums and discounts on loans classified as held for sale are not amortized as interest income while such loans are classified as held-for-sale. See “Servicing Assets and Servicing Activities,” below for a description of the sales and securitization process. The market value of mortgage loans held for sale is generally based on quoted market prices for mortgage-backed securities adjusted by particular characteristics like guarantee fees, servicing fees, actual delinquency and the credit risk associated to the individual loans.
The Company recognizes interest income on mortgage loans on an accrual basis, except when management believes the collection of principal or interest is doubtful. Mortgage loans held for sale are placed on a non-accrual basis after they have been delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current.
The Company regularly reviews its mortgage loans held for sale portfolio and may transfer loans from the mortgage loans held for sale portfolio to its loan receivable portfolio. For such transfers, the Company recognizes a market value adjustment charge against earnings based on the lower of aggregate cost or market value.
Loans Receivable
Loans receivable are those held principally for investment purposes. These consist of construction loans for new housing development, certain residential mortgage loans which the Company does not expect to sell in the near future, commercial real estate, commercial non-real estate, leases, land, and consumer loans.
Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), undisbursed portion of construction loans and an allowance for loan and lease losses. These items are deferred at inception and amortized into interest income through the lives of the loans underlying using the effective interest method.
The Company recognizes interest income on loans receivable on an accrual basis, except when management believes the collection of principal or interest is doubtful. Loans receivable are placed on a non-accrual basis after they have been delinquent for more than 90 days. When the loan is placed on non-accrual, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is credited to income in the period of the recovery. Loans return to accrual status when principal and interest become current.
Certain construction loans, classified as substandard, are placed on a non-accrual status even when these loans are not more than 90 days in delinquent.
Allowance for Loan and Lease Losses
An allowance for loan and lease losses is established to provide for probable credit losses inherent in the portfolio of loans receivable as of the balance sheet date. The allowance for loan and lease losses is established based on management’s assessment of probabilities of default, internal risk ratings (based on the borrowers’ financial stability, external credit ratings, management strength, earnings and operating environment), probable loss and recovery rates, and the degree of risk inherent in the loan portfolio. Loan losses are charged and recoveries are credited to the allowance for loan and lease losses, while increases to the allowance are charged to operations.
The Company evaluates impaired loans and their related valuation allowance based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Commercial and construction loans over $2.0 million, classified as substandard, are evaluated individually for impairment. Loans are considered impaired when, based on management’s evaluation, it is likely that the borrower will not be able to fulfill its obligation under the original terms of the loan. Impaired value of a loan is either based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on the loan’s observable market price or based on the fair value of the collateral, if the loan is collateral dependent. In assessing the reserves under the discounted cash flows, the Company considers the estimate of future cash flows based on reasonable and supportable assumptions and projections. All available evidence, including estimated costs to sell if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loan, are considered in developing those estimates. The likelihood of the possible outcomes is considered in determining the best estimate of expected future cash flows.

Doral Financial also provides an allowance for small-balance homogeneous loans (including residential mortgage, auto, personal, credit cards, construction and commercial loans under $2.0 million, among others) on a group basis under the provisions of SFAS No. 5 “Accounting for Contingencies.” For such loans, an allowance is determined considering the historical charge-off experience of each loan category and delinquency levels as well as charge-off and delinquency trends and economic data, such as interest levels, inflation and the strength of the housing market in the areas where the Company operates.
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
Servicing rights (“MSRs”or “servicing assets”) retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points. The servicing fees are credited to income on a monthly basis when collected. In addition, the Company generally receives other remuneration consisting of mortgagor-contracted fees as late charges and prepayment penalties, which are credited to income when collected.
Considerable judgment is required to determine the fair value of the Company’s servicing assets. Unlike highly liquid investments, the market value of servicing assets cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the servicing assets is generally determined based on an allocation of the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination activities) and the retained interests (MSRs and IOs) based on their relative fair value. Doral Financial receives, as of the end of each reporting period, a third party market valuation of its MSRs for its entire servicing portfolio (governmental, conforming and non-conforming portfolios) stratified by predominant risk characteristics – loan type and coupon. The fair value of the MSRs is determined based on a combination of market information on trading activity (MSRs trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s MSRs incorporate two sets of assumptions: (1) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (2) market assumptions calibrated to the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties.
Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics including loan type (e.g., governmental and conventional loans) and coupon. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. MSRs cannot be carried above their amortized cost.

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
Servicing and warranty obligations
In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loans sales to third parties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, Doral Financial may be required to repurchase the mortgage loan and record any probable losses at the time the loan is repurchased.
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
From time to time, the Company sells mortgage loans and mortgage-backed securities subject to recourse provisions. Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its obligation under the contracts.
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
Currently, none of the Company’s derivatives are designated as hedge accounting relationships. Fair value gains and losses are reported as part of net gain (loss) on securities held for trading in the Consolidated Statements of Income.
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
Income Taxes
Doral Financial recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the carrying amounts and the tax bases of assets and liabilities based on applicable tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted and recognizes income tax benefits when the realization of such benefits is probable. A valuation allowance is recognized for any deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. The amount of the valuation allowance has been determined based on our estimates of taxable income over the periods in which the deferred tax assets will be recoverable. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income for the Company, as well as estimated operating expenses to support that anticipated level of business and the expiration dates and amounts of net operating loss carryforwards. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. In the determination of the realizability of the deferred tax asset, the Company evaluates both positive and negative evidence regarding the ability of the Company to generate sufficient taxable income. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.
Income tax benefit or expense include: (a) deferred tax expense or benefit, which represents the net change in the deferred tax liability or asset during the year plus any change in the valuation allowance, if any, and (b) current tax expense. Income tax expense excludes the tax effects related to adjustments recorded to accumulated other comprehensive income.

During 2006, the Company entered into various agreements with the Puerto Rico Treasury Department. Refer to Note 23 for additional information on income taxes.
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
As of December 31, 2006, December 31, 2005, and December 31, 2004, the Company had outstanding 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock issued in the second half of 2003. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. Such shares were excluded from the computation of diluted earnings per share, for all periods, because their effect would have been antidilutive. Refer to Note 31 to Doral Financial’s Consolidated Financial Statements for additional information regarding specific conditions for the convertible preferred stock.
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
Effective January 1, 2006, the Doral Financial adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company. SFAS 123R requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate.

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
Reclassifications
Certain amounts reflected in the 2004 Consolidated Financial Statements have been reclassified or revised to conform to the presentation for 2005 and 2006. In particular for 2004, Doral Financial has revised the presentation of prepayment fee income related to its loan portfolio on the Statements of Income. Previously, prepayment fee income from the Company’s loan portfolio was included as part of servicing income. These amounts have been revised and were included in interest income for 2005 and 2006. Also for 2004, the Company has revised the classification for amounts paid in the purchase of servicing assets and for gains and losses on sale of investment securities on the Statement of Cash Flows. Previously, the amount paid in the purchase of servicing assets was classified as part of operating activities and gains and losses on sale of investment securities were included as part of investing activities. These amounts have been reclassified and the amount paid in the purchase of servicing assets are included as part of investing activities and gains and losses on sale of investment securities are included as part of operating activities. The changes to revise prior amounts were not material to the Statements of Income and Statements of Cash Flows in any prior period.
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
Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. This statement: (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits en entity to choose between an amortization method or a fair value measure for subsequent recognition for each class of separately recognized servicing assets and servicing liabilities, (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position, and additional disclosures. SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 16, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company is currently evaluating the possible impact of the adoption of SFAS 156 on its financial statements, commencing on January 1, 2007.

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
The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently assessing the impact that the adoption of this accounting interpretation will have on its financial condition and results of operations.
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
The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of December 31, 2006. The Company had no defined benefit or post-employment benefit plans as of December 31, 2006. The adoption of SFAS 158 will not have an impact on the Company’s consolidated financial statements.

Taxes Collected from Customers and Remitted to Governmental Authorities. In June 2006, the Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Company as of January 1, 2007. The adoption of EITF 06-03 is not expected to have a material impact on the Company’s consolidated financial statements.
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
Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument. In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible dent instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible dent instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. As of December 31, 2006 the Company does not have any convertible debt instruments.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management will be evaluating the impact that this recently issued accounting standard may have on its consolidated financial statements.
4. Regulatory Requirements
Holding Company Requirements
Doral Financial has elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, bank holding companies, such as Doral Financial, all of whose depository institutions are “well capitalized” and “well managed,” as defined in the BHC Act, and which obtain satisfactory Community Reinvestment Act ratings, may elect to be treated as financial holding companies (“FHCs”). FHCs are permitted to engage in a broader spectrum of activities than those permitted to other bank holding companies. FHCs can engage in any activities that are “financial” in nature, including insurance underwriting and brokerage, and underwriting and dealing in securities without a revenue limit or other limits applicable to foreign securities affiliates (which include Puerto Rico securities affiliates for these purposes). On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm-Leach-Bliley Act. In accordance with applicable regulations, Doral Financial has submitted a plan with the Federal Reserve on how it intends to satisfy the applicable requirements to remain a financial holding company.
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
On March 15, 2007, Doral Financial announced that it had agreed to sell its 11 existing New York City branches to a U.S. institution pursuant to a definitive purchase and assumption agreement. The transaction, which is subject to regulatory approval and other customary conditions, is expected to be completed in the third quarter of 2007. Doral Financial will retain Doral Bank NY’s federal thrift charter and initially intends to maintain an internet-based deposit gathering operation as it evaluates other possible strategic business opportunities on the U.S. mainland.
Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements by banking subsidiaries can result in certain mandatory actions, as well as additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory guidelines. The Company’s and its banking subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures, established by regulation to ensure capital adequacy, require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
Under the consent order entered into with the Federal Reserve, the Company filed a capital plan with the Federal Reserve in which it agreed to maintain a leverage ratio of at least 5.5% and 6.0% for Doral Financial and Doral

Bank, respectively. As a result of the loss recorded during 2006, Doral Financial’s leverage ratio fell below 5.5%. As required by the capital plan, the Company is taking steps to increase its leverage ratio. The loss of “well capitalized” status may adversely affect the holding company’s access to liquidity.
As of December 31, 2006, Doral Bank–PR was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, Doral Bank–PR must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.
Doral Bank — NY is subject to substantially the same regulatory capital requirements of Doral Bank–PR as set forth above. As of December 31, 2006, Doral Bank — NY was in compliance with the capital requirements for a “well-capitalized” institution.
Doral’s, Doral Bank — PR’s and Doral Bank — NY’s actual capital amounts and ratios are presented in the following table. Totals of approximately $404.4 million (2005 — $252.0 million), $25.4 million (2005 — $46,000), and $1.0 million (2005 — $1.1 million) representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax asset, goodwill and other intangible assets, were deducted from the capital of Doral, Doral Bank–PR and Doral Bank–NY, respectively.

					To be well capitalized
					under prompt corrective
	Actual		For capital adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
As of December 31, 2006:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$805,946	13.7	$470,496	≥8.0	N/A	N/A
Doral Bank–PR	$737,175	21.1	$279,605	≥8.0	$349,507	≥10.0
Doral Bank–NY	$63,272	16.3	$31,078	≥8.0	$38,847	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$605,971	10.3	$235,248	≥4.0	N/A	N/A
Doral Bank–PR	$692,954	19.8	$139,803	≥4.0	$209,704	≥6.0
Doral Bank–NY	$61,336	15.8	$15,539	≥4.0	$23,308	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$605,971	4.5	$533,733	≥4.0	N/A	N/A
Doral Bank–PR	$692,954	6.8	$410,010	≥4.0	$512,513	≥5.0
Doral Bank–NY	$61,336	10.3	$23,921	≥4.0	$29,901	≥5.0

As of December 31, 2005:
Total capital (to risk-weighted assets):
Doral Financial Consolidated	$1,110,449	12.7	$700,106	≥8.0	N/A	N/A
Doral Bank–PR	$729,802	19.9	$293,057	≥8.0	$366,321	≥10.0
Doral Bank–NY	$60,570	17.2	$28,100	≥8.0	$35,125	≥10.0
Tier 1 capital (to risk-weighted assets):
Doral Financial Consolidated	$1,023,256	11.7	$350,053	≥4.0	N/A	N/A
Doral Bank–PR	$698,403	19.1	$146,528	≥4.0	$219,793	≥6.0
Doral Bank–NY	$58,865	16.7	$14,050	≥4.0	$21,075	≥6.0
Leverage Ratio:(1)
Doral Financial Consolidated	$1,023,256	5.5	$738,910	≥4.0	N/A	N/A
Doral Bank–PR	$698,403	6.3	$441,207	≥4.0	$551,508	≥5.0
Doral Bank–NY	$58,865	9.5	$24,706	≥4.0	$30,883	≥5.0

(1)	Tier 1 capital to average assets in the case of Doral Financial and Doral Bank–PR, and Tier 1 capital to adjusted total assets in the case of Doral Bank–NY.
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
Registered Broker-Dealer Requirements
Doral Securities is registered as a broker-dealer with the SEC and the CFI. Doral Securities is also a member of the National Association of Securities Dealers (the “NASD”). As a registered broker-dealer, Doral Securities is subject to regulation by the SEC, the NASD and the CFI in matters relating to the conduct of its securities business, including record-keeping and reporting requirements, supervision and licensing of employees and obligations to customers. In particular, Doral Securities is subject to net capital rules, which specify minimum net capital requirements for registered broker-dealers. These are designed to ensure that such institutions maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. As of December 31, 2006, the Company was in compliance with these regulatory requirements, except for the failure to submit audited financial statements on a timely basis.
5. Money Market Investments
At December 31, 2006 and December 31, 2005, money market investments included $234.3 million and $141.4 million, respectively, in time deposits and other short-term money market investments pledged as collateral for securities sold under agreement to repurchase, which the counterparty can repledge.
6. Securities Held for Trading
Securities held for trading consisted of:

	December 31,
(In thousands)	2006	2005
Mortgage-backed securities:
GNMA exempt	$52,969	$206,406
GNMA taxable	19,374	43,155
CMO certificates	24,888	1,846
FHLMC and FNMA	9,343	21,305
Variable rate interest-only strips	48,864	72,550
Fixed rate interest-only strips	1,062	1,484
FHLB Notes	—	11,156
Puerto Rico Government and Agencies	—	5,510
Derivatives	27,282	25,241
Other	23	23

	$183,805	$388,676

Net unrealized gain on trading securities, as of December 31, 2006, amounted to approximately $27.2 million (excluding losses on the value of the IOs of $42.0 million). At December 31, 2005, net unrealized gain on trading securities amounted to $30.8 million (excluding losses on the value of the IOs of $12.5 million). The weighted-average yield on securities held for trading, including IOs, as of December 31, 2006 was 8.22% (2005 – 6.82%).

Set forth below is a summary of the components of net loss from securities held for trading:

	Year ended December 31,
(In thousands)	2006	2005	2004
Net realized (losses) gains on sales of securities held for trading	$(8,554)	$13,315	$18,665
Losses on the value of IOs	(41,967)	(12,523)	(3,137)
Net unrealized (losses) and gains on trading securities, excluding IOs and derivatives	(2,662)	(4,530)	3,259
Net realized and unrealized gains (losses) on derivative instruments	15,955	332	(130,465)

Total	$(37,228)	$(3,406)	$(111,678)

7. Securities Available for Sale
The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities available for sale as of December 31, 2006 and 2005 (2004 — only market value and weighted-average yield are presented), were as follows:

	2006
					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due over ten years	$1,346,927	$17	$36,794	$1,310,150	4.62%

FHLMC and FNMA
Due over ten years	217,638	—	7,331	210,307	4.94%

Debt Securities
FHLB Notes
Due over ten years	27,901	—	404	27,497	5.50%

FNMA Notes
Due from one to five years	46,011	—	300	45,711	4.60%

U.S. Treasury
Due within a year	100,032	—	376	99,656	1.97%
Due from five to ten years	761,100	—	45,735	715,365	3.65%

	$2,499,609	$17	$90,940	$2,408,686	4.26%

	2005					2004
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Value	Yield
Mortgage-Backed Securities
GNMA
Due over ten years	$2,585,231	$41	$43,591	$2,541,681	4.76%	$2,935,910	5.62%

FHLMC and FNMA
Due over ten years	975,960	233	18,744	957,449	5.32%	389,357	5.18%

Debt Securities
FHLB Notes
Due over ten years	111,961	—	1,909	110,052	5.50%	114,206	5.51%

U.S. Treasury
Due from one to five years	199,933	—	1,206	198,727	1.58%	491,586	1.66%
Due from five to ten years	100,310	—	2,685	97,625	1.97%	835,293	3.71%
Due over ten years	762,573	—	36,534	726,039	3.65%	216,156	4.71%

	$4,735,968	$274	$104,669	$4,631,573	4.52%	$4,982,508	4.83%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value.
Proceeds from sales of securities available for sale during 2006 were approximately $1.4 billion (2005 — $4.6 billion and 2004 — $10.0 billion). For 2006, gross gains of $0.7 million (2005 - $13.4 million and 2004 — $61.8 million) were realized on those sales. For 2006, gross losses of $28.4 million (2005 — $54.2 million and 2004 — $49.8 million) were realized on those sales.

Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
During 2006, the Company’s sold $1.7 billion in available for sale securities (of which $231 million settled during the first quarter of 2007) at a loss of $22.7 million. As part of this transaction, repurchase agreements amounting to $1.7 billion were terminated and a loss of $6.9 million was recorded as loss on sale extinguishment for the year ended December 31, 2006. Also, during 2005 the Company sold $1.2 billion in available for sale securities at a loss of $45.3 million. The Company’s decision was designed as a measure to increase future net interest income and liquidity, as well as to strengthen its capital ratios.
Under SFAS No. 133, as amended, the Company may designate a derivative as a hedge of the fair value of a recognized fixed rate asset or liability. From time to time certain hedging activities related to certain available-for-sale securities are accounted for as a fair value hedge. In a qualifying fair value hedge, both the changes in fair value of the hedged item attributable to the hedged risk (in this case available-for-sale securities) and changes in fair value of the derivative are included in net gain (loss) on securities held for trading in the Consolidated Statements of Income. As a result, any hedge ineffectiveness is reflected immediately in earnings. During 2004, the Company recognized losses of $7.0 million that represents the ineffective portion of the fair value hedges of its available-for-sale securities. Derivatives hedging the fair value of certain available-for-sale securities expired during the third quarter of 2004 and the Company decided to discontinue the fair value hedge for such securities. As a result of the fair value hedge discontinuance, the favorable cumulative mark-to-market valuation from the inception date of the fair value hedge to its discontinuance date (approximately $21.0 million and $23.7 million as of December 31, 2006 and 2005, respectively) is being amortized as a yield adjustment over the remaining term of the securities.

8. Securities Held to Maturity
The amortized cost, gross unrealized gains and losses, approximate market value, weighted-average yield and contractual maturities of securities held to maturity as of December 31, 2006 and 2005 (2004 — only amortized cost and weighted-average yield) were as follows:

	2006
					Weighted-
	Amortized	Unrealized	Unrealized	Market	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$656	$9	$—	$665	5.99%
Due over ten years	3,592	127	—	3,719	6.85%

FHLMC and FNMA
Due over ten years	291,905	2,587	964	293,528	6.05%

CMO Certificates
Due over ten years	8,209	—	542	7,667	5.79%

Debt Securities
FHLB Notes
Due within one year	100,000	—	271	99,729	2.86%
Due from one to five years	100,671	—	2,327	98,344	4.15%
Due from five to ten years	50,000	—	625	49,375	4.13%
Due over ten years	273,594	—	13,555	260,039	5.10%

FHLB Zero Coupon
Due over ten years	128,602	—	5,221	123,381	6.50%

FHLMC Zero Coupon
Due over ten years	269,975	—	8,831	261,144	5.85%

FHLMC and FNMA Notes
Due over ten years	149,989	—	4,357	145,632	5.65%

P.R. Housing Bank
Due within one year	5,000	11	—	5,011	6.00%
Due over ten years	7,235	—	—	7,235	5.72%

U.S. Treasury
Due from five to ten years	201,195	—	12,758	188,437	3.52%
Due over ten years	472,364	1,083	36,194	437,253	4.31%

Other
Due within a year	25	—	—	25	5.30%
Due from one to five years	11,925	—	206	11,719	4.47%
Due over ten years	8,000	449	—	8,449	5.61%

	$2,082,937	$4,266	$85,851	$2,001,352	4.96%

	2005					2004
					Weighted-		Weighted-
	Amortized	Unrealized	Unrealized	Market	Average	Amortized	Average
(Dollars in thousands)	Cost	Gains	Losses	Value	Yield	Cost	Yield
Mortgage-Backed Securities
GNMA
Due from one to five years	$508	$10	$—	$518	5.88%	$493	6.50%
Due from five to ten years	328	7	—	335	6.45%	618	7.00%
Due over ten years	4,336	209	—	4,545	6.73%	5,754	7.00%

FHLMC and FNMA
Due over ten years	337,266	4,312	928	340,650	6.05%	420,670	5.22%

CMO Certificates
Due within a year	—	—	—	—	—	—	—
Due from one to five years	—	—	—	—	—	614	6.10%
Due from five to ten years	—	—	—	—	—	—	—
Due over ten years	9,817	—	581	9,236	5.78%	24,264	6.58%

Debt Securities
FHLB Notes
Due from one to five years	200,847	—	4,145	196,702	3.53%	100,000	2.89%
Due from five to ten years	50,000	125	—	50,125	4.13%	50,000	4.13%
Due over ten years	273,594	—	15,100	258,494	5.10%	398,587	5.38%

FHLB Zero Coupon
Due over ten years	120,543	—	563	119,980	6.50%	167,361	6.51%

FHLMC Zero Coupon
Due over ten years	254,647	7	1,568	253,086	5.86%	282,947	5.90%

FHLMC and FNMA Notes
Due over ten years	149,988	—	3,813	146,175	5.65%	149,988	5.63%

P.R. Housing Bank
Due from one to five years	5,000	77	—	5,077	6.00%	5,000	6.00%
Due over ten years	2,235	—	—	2,235	6.20%	2,235	6.20%

U.S. Treasury
Due from five to ten years	201,361	—	10,642	190,719	3.52%	201,521	3.52%
Due over ten years	473,904	3,629	19,057	458,476	4.33%	475,323	4.33%

Other
Due within one year	25	—	—	25	6.20%	—	—
Due from one to five years	8,295	4	176	8,123	4.42%	7,950	4.32%
Due from five to ten years	—	—	—	—	—	370	6.75%
Due over ten years	7,000	—	50	6,950	5.93%	7,000	5.93%

	$2,099,694	$8,380	$56,623	$2,051,451	4.98%	$2,300,695	5.02%

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
9. Investments in an Unrealized Loss Position
The following tables show the Company’s gross unrealized losses and fair value for available-for-sale and held-to-maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and December 31, 2005.
SECURITIES AVAILABLE FOR SALE

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
GNMA	$484	$15	$1,309,019	$36,779	$1,309,503	$36,794
FHLMC and FNMA	—	—	210,307	7,331	210,307	7,331

Debt Securities
FNMA Notes	45,710	300	—	—	45,710	300
FHLB Notes	—	—	29,445	404	29,445	404
U.S. Treasury	—	—	815,022	46,111	815,022	46,111

	$46,194	$315	$2,363,793	$90,625	$2,409,987	$90,940

SECURITIES AVAILABLE FOR SALE

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
GNMA	$927,922	$14,658	$1,612,002	$28,933	$2,539,924	$43,591
FHLMC and FNMA	775,897	12,326	141,915	6,418	917,812	18,744

Debt Securities
FHLB Notes	110,052	1,909	—	—	110,052	1,909
U.S. Treasury	97,266	1,736	925,125	38,689	1,022,391	40,425

	$1,911,137	$30,629	$2,679,042	$74,040	$4,590,179	$104,669

SECURITIES HELD TO MATURITY

	As of December 31, 2006
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
FHLMC and FNMA	$—	$—	$40,143	$964	$40,143	$964
CMO Certificates	148	1	7,519	541	7,667	542

Debt Securities
FHLB Notes	49,375	625	458,111	16,153	507,486	16,778
FHLB Zero Coupon	—	—	123,381	5,221	123,381	5,221
FHLMC Zero Coupon	—	—	261,144	8,831	261,144	8,831
FHLMC and FNMA Notes	11,858	391	133,774	3,966	145,632	4,357
U.S. Treasury	214,344	20,866	349,195	28,086	563,539	48,952
Other	4,954	46	6,739	160	11,693	206

	$280,679	$21,929	$1,380,006	$63,922	$1,660,685	$85,851

SECURITIES HELD TO MATURITY

	As of December 31, 2005
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-Backed Securities
FHLMC and FNMA	$46,361	$928	$—	$—	$46,361	$928
CMO Certificates	2,280	55	6,724	526	9,004	581

Debt Securities
FHLB Notes	98,703	2,144	356,493	17,101	455,196	19,245
FHLB Zero Coupon	119,980	563	—	—	119,980	563
FHLMC Zero Coupon	—	—	178,602	1,568	178,602	1,568
FHLMC and FNMA Notes	97,550	2,438	48,625	1,375	146,175	3,813
U.S. Treasury	330,704	15,636	253,710	14,063	584,414	29,699
Other	11,674	226	—	—	11,674	226

	$707,252	$21,990	$844,154	$34,633	$1,551,406	$56,623

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

10. Mortgage Loans Held for Sale
At December 31, mortgage loans held for sale consisted of the following:

(In thousands)	2006	2005
Conventional single family residential loans	$1,371,088	$4,555,932
FHA/VA loans	115,225	162,338
Mortgage loans on residential multifamily	5,621	—
Construction and commercial real estate loans	277,156	603,925

Total mortgage loans held for sale(1)	$1,769,090	$5,322,195

(1)	Includes $23.2 million of interest-only loans as of December 31, 2006.
At December 31, 2006 and 2005, the loans held for sale portfolio included $103.7 million and $506.3 million, respectively, of mortgage loans with a loan-to-value over 90% without mortgage insurance.
At December 31, 2006 and 2005, loans held for sale for which the creditor has the right to repledge the collateral amounted to $442.2 million and $3.5 billion, respectively. Such loans were pledged to secure financing agreements with local financial institutions.
During 2006, the Company performed a review of its mortgage loans held for sale in light of the more stringent requirements of the U.S. secondary mortgage market. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with low FICO scores or with documentation and compliance issues, and transferred $961.5 million from the mortgage loans held for sale portfolio to its loan receivable portfolio and recorded a loss of $27.2 million for the year ended December 31, 2006, at the lower of cost or market.
At December 31, the aggregate amortized cost and approximate market value of these loans were as follows:

		Approximate
	Amortized	Market
(In thousands)	Cost(1)	Value(1)
2006	$1,769,090	$1,786,728

2005	$5,322,195	$5,367,648

(1)	Includes $100.3 million and $74.0 million for 2006 and 2005, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option (See Note 3).

11. Loans Receivable
Loans receivable are related to the Company’s banking and construction loan operations and consisted of:

	December 31,
(In thousands)	2006	2005
Construction loans(1)	$817,352	$795,848
Residential mortgage loans(2)	1,785,454	514,164
Commercial-secured by real estate(3)	541,891	891,795
Consumer-other:
Personal loans	37,896	30,453
Auto loans	426	760
Credit cards	20,086	19,278
Overdrawn checking account	324	448
Revolving lines of credit	28,229	30,525
Lease financing receivables	43,565	44,636
Commercial non-real estate	158,963	142,909
Loans on savings deposits	16,811	15,082
Land secured	42,769	50,358

Loans receivable, gross(4)	3,493,766	2,536,256

Less:
Discount on loans transferred(2)	(22,016)	—
Unearned interest and deferred loan fees, net	(14,580)	(23,252)
Allowance for loan and lease losses	(67,233)	(35,044)

	(103,829)	(58,296)

Loans receivable, net	$3,389,937	$2,477,960

(1)	Includes $680.6 million and $670.3 million of construction loans for residential housing projects as of December 31, 2006 and 2005, respectively. Also includes $136.8 million and $125.5 million of construction loans for commercial, condominiums and multifamily projects as of December 31, 2006 and 2005, respectively.

(2)	During 2006, the Company performed a review of its mortgage loans held for sale in light of the more stringent requirements of the U.S. secondary mortgage market. As a result of this review, the Company reassessed its plan to sell certain of its mortgage portfolio classified as held for sale, specifically loans with low FICO scores or with documentation and compliance issues, and transferred $961.5 million from the mortgage loans held for sale portfolio to its loan receivable portfolio.

(3)	Includes $448.0 million of commercial loans collateralized with 1-to-4 family residential mortgage loans as of December 31, 2005. During the fourth quarter of 2006, the Company entered into an agreement with a local financial institution that resulted in the extinguishment of a commercial loan in exchange for the mortgage loans that collateralized such commercial loan. As a result of this transaction, an equivalent amount of residential mortgage loans that previously served as collateral for the commercial loan was included as part of the residential mortgage loan portfolio. These loans were recorded by the Company at fair market value, which resulted in approximate $3.4 million loss recorded as net loss on extinguishment for the year ended December 31, 2006.

(4)	Includes $42.6 million of interest-only loans as of December 31, 2006.
Fixed-rate loans and adjustable-rate loans were approximately $2.6 billion and $0.9 billion, at December 31, 2006, respectively, and $1.4 billion and $1.1 billion, respectively, at December 31, 2005.
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
Impaired loans as of December 31, 2006 and 2005 amounted to approximately $139.6 million and $58.0 million, respectively. At December 31, 2006, an impairment allowance of approximately $22.6 million (2005 — $13.9 million) was allocated to certain impaired loans with an aggregate principal outstanding balance of $112.6 million

(2005 — $58.0 million). Average impaired loans for the years ended December 31, 2006 and 2005, were $92.9 million and $23.2 million, respectively.
As of December 31, 2006, the Company had loans receivable and mortgage loans held for sale, including impaired loans, over 90 days delinquent on which the accrual of interest income had been discontinued, amounting to approximately $308.7 million (2005 — $198.9 million). If these loans had been accruing interest, the additional interest income realized would have been approximately $21.8 million (2005 — $14.6 million). During the first quarter of 2005, the Company changed its estimates for non-accrual loans as a result of conforming the non-accrual policies of its mortgage banking units to that of its banking subsidiaries, pursuant to which mortgage loans held for sale are placed on a non-accrual basis after they are delinquent for more than 90 days.
12. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses were as follows:

	Year ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of year	$35,044	$20,881	$14,919
Provision for loan and lease losses	39,829	22,369	10,384
Recoveries	822	647	347
Losses charged to the allowance	(8,462)	(8,761)	(4,095)
Other	—	(92)	(674)

Balance at the end of year	$67,233	$35,044	$20,881

13. Servicing Activities
The components of net servicing income (loss) are shown below:

	Year ended December 31,
(In thousands)	2006	2005	2004
Servicing fees	$36,557	$31,330	$29,398
Late charges	9,470	8,860	7,393
Prepayment penalties	1,024	2,502	2,247
Interest loss	(4,601)	(3,551)	(2,620)
Other servicing fees	251	438	923

Servicing income, gross	42,701	39,579	37,341
Amortization of servicing assets	(31,211)	(26,846)	(29,213)
Net (impairment) recovery of servicing assets	(4,586)	3,982	(8,146)

Total net servicing income (loss)	$6,904	$16,715	$(18)

The changes in servicing assets are shown below:

	Year ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of year	$156,812	$136,024	$133,237
Capitalization of servicing assets	50,028	45,433	27,520
Net servicing assets recognized as part of the restructured mortgage loan sale transactions	11,351	—	—
Rights purchased	209	4,421	4,505
Amortization	(31,211)	(26,846)	(29,213)
Application of valuation allowance to write-down permanently impaired servicing assets	(410)	(2,220)	(25)

Balance before valuation allowance at end of year	186,779	156,812	136,024
Valuation allowance for temporary impairment	(10,412)	(6,236)	(12,438)

Balance at end of year	$176,367	$150,576	$123,586

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
Changes in the impairment allowance were as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Balance at beginning of year	$6,236	$12,438	$4,317
Temporary impairment charges	9,905	21,912	30,119
Write-down for other than temporary impairment of servicing assets	(410)	(2,220)	(25)
Recoveries	(5,319)	(25,894)	(21,973)

Balance at end of year	$10,412	$6,236	$12,438

The Company’s servicing portfolio amounted to approximately $15.3 billion, $15.7 billion and $14.3 billion at December 31, 2006, 2005 and 2004, respectively, including $3.3 billion, $5.9 billion and $5.2 billion, respectively, of loans owned by the Company for which no servicing asset has been recognized.
During the years ended December 31, 2006, 2005 and 2004, the Company purchased servicing rights to approximately $16.4 million, $229.0 million and $266.6 million, respectively, in principal amount of mortgage loans.
Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagors. At December 31, 2006, receivables and mortgage-servicing advances included advances to investors of approximately $47.9 million (2005 — $36.0 million).
In general, Doral Financial’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 27% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of Doral Financial’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial.

14. Sales and Securitizations of Mortgage Loans
As disclosed in Note 3, the Company routinely originates, securitizes and sells mortgage loans into the secondary market. As a result of this process, the Company typically retains the servicing rights and may retain interest-only strips. The Company’s retained interests are subject to prepayment and interest rate risks.
Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Servicing Assets		Interest-Only Strips
	Minimum	Maximum	Minimum	Maximum
2006:
Constant prepayment rate:
Government –guaranteed mortgage loans	9.07%	14.06%	N/A	N/A
Conventional conforming mortgage loans	8.49%	22.79%	N/A	N/A
Conventional non-conforming mortgage loans	11.86%	47.77%	11.16%	16.33%

Residual cash flow discount rate:
Government –guaranteed mortgage loans	10.50%	10.50%	N/A	N/A
Conventional conforming mortgage loans	9.00%	10.50%	N/A	N/A
Conventional non-conforming mortgage loans	13.99%	14.86%	8.98%	14.05%
2005:
Constant prepayment rate:
Government –guaranteed mortgage loans	6.54%	14.82%	N/A	N/A
Conventional conforming mortgage loans	5.32%	22.45%	N/A	N/A
Conventional non-conforming mortgage loans	5.58%	24.87%	13.44%	19.90%

Residual cash flow discount rate:
Government –guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	10.00%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	8.63%	11.48%
2004:
Constant prepayment rate:
Government –guaranteed mortgage loans	8.88%	17.26%	N/A	N/A
Conventional conforming mortgage loans	4.91%	19.03%	N/A	N/A
Conventional non-conforming mortgage loans	14.38%	29.54%	10.86%	20.28%

Residual cash flow discount rate:
Government –guaranteed mortgage loans	10.00%	10.00%	N/A	N/A
Conventional conforming mortgage loans	8.50%	9.50%	N/A	N/A
Conventional non-conforming mortgage loans	11.50%	12.00%	9.50%	10.50%
At December 31, 2006, fair values of the Company’s retained interests were based on internal and external valuation models that incorporate market driven assumptions, adjusted by the particular characteristics of the Company’s servicing portfolio, regarding discount rates, mortgage prepayment rates, and implied forward LIBOR rates (in the case of variable IOs). The weighted-averages of the key economic assumptions used by the Company in its internal and external valuation models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2006, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$176,367	$49,926
Weighted-average expected life (in years)	6.4	4.7

Constant prepayment rate (weighted-average annual rate)	13.64%	13.74%
Decrease in fair value due to 10% adverse change	$(5,097)	$(2,371)
Decrease in fair value due to 20% adverse change	$(9,734)	$(4,567)

Residual cash flow discount rate (weighted-average annual rate)	11.78%	12.22%
Decrease in fair value due to 10% adverse change	$(6,590)	$(1,323)
Decrease in fair value due to 20% adverse change	$(12,722)	$(2,577)
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
The activity of interest-only strips is shown below:

(In thousands)	2006	2005	2004
Balance at beginning of year	$74,034	$127,361	$128,566
Capitalization of IOs from loan sales	—	10,981	53,624
Amortization	(16,520)	(51,785)	(51,692)
Negative IO value eliminated as part of the mortgage loans sale transactions restructured (mortgage loans repurchased)	18,190	—	—
Negative value of IOs sold	16,189	—	—
Losses on the value of IOs	(41,967)	(12,523)	(3,137)

Balance at end of year	$49,926	$74,034	$127,361

The following table presents a detail of the cash flows received on Doral Financial’s portfolio of IOs for 2006, 2005 and 2004:

	Year ended December 31,
(In thousands)	2006	2005	2004
Total cash flows received on IO portfolio	$23,042	$62,639	$65,146

Amortization of IOs, as offset to cash flows	(16,520)	(51,785)	(51,692)

Net cash flows recognized as interest income	$6,522	$10,854	$13,454

In 2006, the Company recognized a loss of $34.5 million, on the sales and securitization of residential mortgage loans, compared to gains of $52.1 million and $83.6 million for the corresponding periods in 2005 and 2004, respectively. Total loan sales and securitizations amounted to $4.2 billion (including $3.1 billion of sales relating to restructuring of prior mortgage loans transfers classified as secured borrowings as part of the restatement), $2.7 billion and $2.5 billion for 2006, 2005 and 2004, respectively.
In the past, the Company normally sold loans that did not qualify for the insurance or guarantee programs of FHA and VA, or the sale or exchange programs of FNMA or FHLMC (“non-conforming loans”) to local financial institutions on a recourse basis pursuant to which Doral Financial retained part of the credit risk associated with such loan after sale. The Company also securitized certain loans into FNMA and FHLMC mortgage-backed securities on a recourse basis. During 2006, the Company discontinued the practice of selling loans subject to recourse provisions, except for certain early payments defaults. As of December 31, 2006, the maximum contractual exposure in principal amount of loans that Doral Financial would have if all loans subject to recourse defaulted was $956.2 million (2005 — $1.8 billion). As of December 31, 2006, the Company had an estimated recourse obligation of $9.5 million (2005 — $17.2 million) recognized as part of “Accrued expenses and other liabilities.”
The following table presents quantitative information about components of loans sold with recourse and delinquencies as of December 31, 2006:

											90 or more
	Loan		Outstanding	Full	6%	7%	10%	4%		Total	Days
(Dollars in thousands)	Count	LTV	Balance	Recourse	Limit	Limit	Limit	Limit	Other	Exposure	Delinquent
FNMA sales	7,516	84	$876,026	$796,096	$12,853	$9,177	$—	$3,530	$—	$821,656	$26,009
Non-conforming loans	7,329	52	252,711	—	—	—	90,316	—	2,572	92,888	25,100
FHLMC sales	1,163	48	41,609	41,609	—	—	—	—	—	41,609	1,034

Total	16,008	76	$1,170,346	$837,705	$12,853	$9,177	$90,316	$3,530	$2,572	$956,153	$52,143

During 2006, Doral Financial has experienced increased demands for repurchases associated with documentation issues (primarily loan file deficiencies) involving mortgage loans sold to third parties. Doral Financial is working with these financial institutions to review the claims and to correct alleged documentation deficiencies, which relate primarily to loan file deficiencies. While the parties are currently cooperating with each other and Doral Financial will seek to minimize required repurchases, if any, by correcting flaws, no assurance can be given that any required repurchase related to this transaction or other transactions will not adversely affect the Company’s liquidity. Doral Financial does not have a reserve on its financial statements for possible losses related to repurchase resulting for representation and warranties violations because it does not expect any such losses to be significant.
In addition to its servicing and warranty obligations, in the past Doral Financial’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require Doral Financial to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale.
Pursuant to these recourse arrangements, the Company agrees to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. Doral Financial recognizes the fair value of its recourse obligation by estimating the amount that the Company would be required to pay for mortgage insurance from a third party in order to be relieved of its estimated recourse exposure on these loans. The Company believes that this method resulted in an adequate valuation of its recourse allowance as of December 31, 2006. As part of its new business strategy, the Company is seeking to reduce the sale of mortgage loans with recourse.
15. Premises and Equipment
Premises and equipment consisted of:

	December 31,
(In thousands)	2006	2005
Office buildings	$75,388	$67,801
Office furniture and equipment	76,944	74,768
Leasehold improvements	63,760	69,773
Automobiles	400	572

	216,492	212,914
Less – accumulated depreciation and amortization	(96,019)	(80,632)

	120,473	132,282

Land	15,483	16,529
Construction in progress	2,849	1,639

	$138,805	$150,450

16. Sources of Borrowings
At December 31, 2006, the scheduled aggregate annual contractual maturities (or estimates in the case of loans payable) of the Company’s borrowings were approximately as follows:

		Repurchase	Advances from	Loans
(In thousands)	Deposits	Agreements(1)	the FHLB(1)	Payable (2)	Notes Payable	Total
2007	$3,531,410	$493,687	$267,000	$70,296	$637,075	$4,999,468
2008	453,860	104,800	200,000	59,942	855	819,457
2009	196,073	175,093	25,000	51,064	915	448,145
2010	22,633	1,325,785	199,000	43,456	200	1,591,074
2011	35,590	—	113,500	36,938	200	186,228
2012 and thereafter	11,194	1,800,000	230,000	182,747	284,668	2,508,609

	$4,250,760	$3,899,365	$1,034,500	$444,443	$923,913	$10,552,981

(1)	Includes $2.6 billion of repurchase agreements with an average rate of 4.01% and $567.5 million in advances from the FHLB-NY with an average rate of 4.73%, which lenders have the right to call before their contractual maturity at various dates beginning in January, 2007.

(2)	Secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates tied to 3-month LIBOR. These loans are not subject to scheduled payments, but are expected to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For purposes of the table above the Company used a CPR of 6.92% to estimate the repayments.
17. Deposit Accounts
At December 31, deposits and their weighted-average interest rates are summarized as follows:

	2006		2005
(Dollars in thousands)	Amount	%	Amount	%
Certificates of deposit	$2,947,892	4.50	$2,749,643	3.72
Regular savings	442,796	3.62	449,449	2.42
NOW accounts	532,885	3.23	612,389	2.15
Non interest-bearing deposits	327,187	—	425,788	—

	$4,250,760	3.90	$4,237,269	2.98

At December 31, 2006 and 2005, certificates of deposit over $100,000 amounted to approximately $2.3 billion and $2.3 billion, respectively. Brokered certificates of deposit amounted to $2.0 billion and $1.9 billion at December 31, 2006 and 2005, respectively. The banking subsidiaries had brokered certificates of deposit maturing as follows:

As of
December 31,
(In thousands)	2006
2007	$1,411,478
2008	415,973
2009	169,488
2010	9,127
2011	17,829
2012 and thereafter	3,298

$2,027,193

At December 31, 2006, Doral Financial’s banking subsidiaries had deposits from officers, directors, employees and principal stockholders of the Company amounting to approximately $5.5 million (2005 - $6.1 million).
The Company, as a servicer of loans, is required to maintain certain balances on behalf of the borrowers called custodial and escrow funds. At December 31, 2006, custodial and escrow funds amounted to approximately $110.9 million (2005 — $211.3 million), of which $82.1 million were deposited with Doral Bank–PR (2005 — $148.8 million). The remaining escrow funds were deposited with other banks and therefore excluded from the Company’s assets and liabilities.
18. Securities Sold Under Agreements to Repurchase
The following summarizes significant data about securities sold under agreements to repurchase for the years ended December 31, 2006 and 2005.

(Dollars in thousands)	2006	2005
Carrying amount as of December 31,	$3,899,365	$6,054,598

Average daily aggregate balance outstanding	$5,540,978	$7,179,834

Maximum balance outstanding at any month-end	$5,987,599	$8,000,754

Weighted-average interest rate during the year	4.35%	3.57%

Weighted-average interest rate at year end	4.25%	4.08%

During 2006, the Company recognized a loss of $6.9 million in connection with an early extinguishment of certain securities sold under agreements to repurchase compared to a gain of approximately $2.0 million for 2005.
Securities sold under agreements to repurchase as of December 31, 2006, grouped by counterparty, were as follows:

		Weighted-average
(Dollars in thousands)	Repurchase	maturity
Counterparty	Liability	(in months)
CitiGroup Global Markets	$1,200,000	78.1
Merrill Lynch, Pierce, Fenner & Smith, Inc.	890,800	46.0
Credit Suisse First Boston, LLC	750,000	100.1
Lehman Brothers, Inc.	513,978	42.1
Federal Home Loan Bank of New York	246,900	35.6
Morgan Stanley DW, Inc.	234,800	0.4
Others	62,887	1.1

Total	$3,899,365	61.7

The carrying and market values of securities available for sale and securities held to maturity pledged as collateral at December 31, shown by maturity of the repurchase agreement, were as follows:

	2006				2005
	Carrying	Market	Repurchase	Repo	Carrying	Market	Repurchase	Repo
(Dollars in thousands)	Value	Value	Liability	Rate	Value	Value	Liability	Rate
Mortgage-Backed Securities
GNMA
Term up to 30 days	$24,166	$23,484	$22,680	5.33%	$168,094	$165,155	$160,353	4.15%
Term over 90 days	1,252,202	1,248,086	1,287,793	3.55%	2,326,874	2,287,338	2,228,113	3.65%

FHLMC and FNMA
Term over 90 days	433,269	426,760	399,163	3.80%	1,253,309	1,238,795	1,192,898	3.00%

Debt Securities
FHLB Notes
Term over 90 days	514,617	497,771	399,874	5.77%	475,233	457,979	430,730	5.37%

FHLB and FHLMC
Zero Coupons
Term up to 30 days	128,119	143,934	140,400	5.32%	—	—	—	—
Term of 30 to 90 days	74,477	77,653	72,850	5.32%	141,512	140,732	130,120	4.18%
Term over 90 days	142,092	135,855	92,400	5.55%	207,726	206,911	160,450	3.93%

FHLMC and FNMA Notes
Term up to 30 days	—	—	—	—	24,994	24,258	33,539	4.18%
Term of 30 to 90 days	—	—	—	—	50,000	48,625	36,780	4.18%
Term over 90 days	65,537	64,466	60,707	3.14%	24,994	24,258	24,016	3.97%

U.S. Treasury Securities
Term up to 30 days	—	—	—	—	764,389	727,268	721,050	3.94%
Term of 30 to 90 days	—	—	—	—	133,473	132,666	123,500	5.75%
Term over 90 days	1,336,701	1,257,332	1,129,225	4.39%	441,995	424,405	365,315	4.74%

	$3,971,180	$3,875,341	$3,605,092	4.25%	$6,012,593	$5,878,390	$5,606,864	3.84%

Doral Financial is a party to two repurchase facilities with outstanding balances totaling approximately $86 million that are secured by whole loans and subordinated mortgage securities. These facilities are payable on demand or on a monthly basis. These facilities may be terminated by the lenders following a material adverse change in the results of operations or financial condition of the Company. One of these facilities also contains a covenant that requires Doral Financial to remain “well capitalized” under the applicable banking regulatory guidelines. As a result of the losses incurred during 2006, Doral Financial’s leverage ratio fell below the minimum threshold for the holding company to classify as “well-capitalized.” Doral Financial is in discussions with both lenders to avoid a termination of the facilities as a result of the losses suffered by Doral Financial or as a result of falling below the “well capitalized” level. The termination of either of these facilities could have a material adverse effect on the holding company’s liquidity position.
19. Advances from the Federal Home Loan Bank
Advances from the FHLB consisted of the following:

	December 31,
(In thousands)	2006	2005
Non-callable advances with maturities ranging from January 2007 to October 2011 (2005-October 2007 to March 2010), at various fixed rates averaging 4.85% and 3.84% at December 31, 2006 and 2005, respectively.	$467,000	$167,000

Non-callable advances due on September 14, 2007, tied to 1-month LIBOR adjustable monthly (5.36% and 4.38% at December 31, 2006 and 2005, respectively).	100,000	100,000

Callable advances with maturities ranging from July 2009 to November 2012, at various fixed rates averaging 4.58% and 4.09% at December 31, 2006 and 2005, respectively, callable at various dates beginning on January 1, 2007.	467,500	702,500

	$1,034,500	$969,500

At December 31, 2006, the Company had pledged qualified collateral in the form of first mortgage notes, investments and mortgage-backed securities with a market value of $1.2 billion to secure the above advances from the FHLB, which generally the counterparty is not permitted to sell or repledge.
20. Loans Payable
At December 31, 2006 and 2005, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans.
Outstanding loans payable consisted of the following:

	December 31,
(In thousands)	2006	2005
Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at variable interest rates tied to 3-month LIBOR averaging 6.86% and 5.71% at December 31, 2006 and 2005, respectively	$415,019	$3,498,638

Secured borrowings with local financial institutions, collateralized by real estate mortgage loans at fixed interest rates averaging 7.77% and 7.70% at December 31, 2006 and 2005, respectively	29,424	37,585

Secured borrowings with local financial institutions, collateralized by IOs at a fixed interest rate of 7.75%	—	42,007

	$444,443	$3,578,230

Maximum borrowings outstanding at any month end during 2006 and 2005 were $3.4 billion and $4.6 billion, respectively. The approximate average daily outstanding balance of loans payable during the periods were $2.0 billion and $4.0 billion, respectively. The weighted-average interest rate of such borrowings, computed on a daily basis, was 5.93% in 2006 and 4.95% in 2005. At December 31, 2006 and 2005, loans held for sale amounting to $442.2 million and $3.5 billion, respectively, were pledged to secure financing agreements with local financial institutions, such loans can be repledged by the counterparty. See Note 16 for additional information regarding secured borrowings with local financial institutions.
The loan payable with a local financial institution collateralized by IO’s at a fixed interest rate of 7.75% was renegotiated in 2006 as a note payable.
21. Notes Payable
Notes payable consisted of the following:

	December 31,
(In thousands)	2006	2005
$625 million floating rate senior notes tied to 3-month LIBOR (6.20% and 5.00% at December 31, 2006 and 2005, respectively), due on July 20, 2007, paying interest quarterly(1)	$624,814	$625,337

$100 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly	98,166	98,266

7.84% senior notes due on October 10, 2006, paying interest semiannually on April 10 and October 10	—	75,000

$30 million notes, net of discount, bearing interest at 7.00%, due on April 26, 2012, paying interest monthly	29,564	29,570

$40 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly	39,272	39,320

$30 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly	29,401	29,450

Senior term notes at fixed rates ranging of 8.55% (2005 – 8.50% to 8.55%) due on August 31, 2007, paying interest semiannually on February 28 and August 31	9,000	16,000

Bonds payable secured by mortgage on building at fixed rates ranging from 6.30% to 6.90% (2005 – 6.25% to 6.90%), with maturities ranging from June 2007 to December 2029 (2005 – June 2006 to December 2029), paying interest monthly	41,995	42,755

Bonds payable at 6.25%, with maturities ranging from December 2010 to December 2029, paying interest monthly	7,600	7,600

Zero coupon senior notes (effective rate of 6.50%) due on April 30, 2007	2,456	2,323

Note payable with a local financial institution, collateralized by IOs at a fixed rate of 7.75%, due on December 25, 2013, paying interest monthly	41,645	—

	$923,913	$965,621

(1)	Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 (See Note 2).

22. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31,
(In thousands)	2006	2005
Amounts retained on mortgage loans, generally paid within 5 days	$3,494	$4,632
Accrued severance and salaries expenses	5,696	477
Guaranteed bonus	4,155	—
Customer mortgages and closing expenses payable	10,018	23,770
Deferred compensation plan	—	2,286
Incentive compensation payable	—	2,523
Accrued interest payable	73,779	90,246
Recourse obligation	9,522	17,239
GNMA defaulted loans – buy-back option	100,275	74,043
Deferred rent obligation	2,597	2,457
Provision for contingencies	95,000	25,000
Accrued expenses and other liabilities	95,503	101,036

	$400,039	$343,709

23. Income Taxes
Income taxes include Puerto Rico income taxes as well as applicable federal and state taxes. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay federal income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Except for the operations of Doral Bank NY and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Doral Bank NY and Doral Money are U.S. corporations and are subject to U.S. income-tax on their income derived from all sources. For the years ended December 31, 2006, 2005 and 2004, the provision for income taxes for the Company’s U.S. subsidiaries amounted to approximately $3.4 million, $2.3 million and $1.4 million, respectively.
The maximum statutory corporate income tax rate in Puerto Rico is 41.5% for the taxable year ended December 31, 2006. In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Company’s subsidiaries doing business in Puerto Rico. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during the calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%.
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
For the year ended December 31, 2006, Doral Financial recognized an income tax benefit of $48.1 million, compared to an income tax expense of $19.1 million for the comparable 2005 period. The decrease in the tax provision for the year ended December 31, 2006 is principally due to pre-tax losses recognized during 2006, combined with an increase in the Company’s net deferred tax asset as a result of the various agreements entered into with the Puerto Rico Treasury Department.
During 2006, the Company entered into two separate agreements with the Puerto Rico Treasury Department regarding the Company’s deferred tax asset related to prior intercompany transfers of IOs (the “IO Tax Asset”). The first agreement, executed during the first quarter, confirmed the previously established tax basis of all the IO transfers within the Doral Financial corporate group. The second agreement, executed during the third quarter, clarified that for Puerto Rico income tax purposes, the IO Tax Asset is a stand-alone intangible asset subject to a straight-line amortization based on a useful life of 15 years. Furthermore, the agreement provided that the IO Tax Asset could be transferred to any entity within Doral Financial corporate group, including the Puerto Rico banking subsidiary. The confirmation of the previously established tax basis of all IO transfer within the Doral Financial corporate group and the ability to use the IO Tax Asset in the Company’s profitable subsidiaries resulted in an increase in the deferred tax asset net of the valuation allowance and in a net tax benefit for the year ended December 31, 2006.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the expected realization of its deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. In assessing such projections, the Company did not consider the effects of the proposed transaction, as part of the plans to pay its $625 million floating senior notes that mature on July 20, 2007, as detailed in Note 2 to the Financial Statements. The effects that the proposed transaction will have on the projection will be considered after the conclusion of the transactions leading to the payment of these $625 million. In the case of the IO Tax Asset, the realization of the deferred tax asset is dependent upon the existence of, or generation of, taxable income during the 15 year period in which the amortization deduction is available. In determining the valuation allowance recorded, the Company considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets. Positive evidence included projected earnings attributable to the core business through the projection period. Further positive evidence included the ability to isolate nonrecurring charges in historical losses and that it is objectively verifiable that such charges will not recur, core earnings of the business absent these nonrecurring items and the flexibility to move IO amortization to profitable entities according to our agreements with the Puerto Rico Treasury Department. Negative evidence included our recorded loss for the year ended December 31, 2006, the net operating loss short carry forward period of 7 years and the uncertainties surrounding the Company’s ability to continue as a going concern dependent on the ability to secure the needed outside financing for the payment of the $625 million floating senior notes that mature in July 2007. Negative evidence also included the Risks Factors described in Item 1a of our Annual Report on Form 10-K for the year ended December 31, 2006.
In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109 as well as the risk factors related to its future business described above. Based on this analysis we concluded that it was more likely than not that the net deferred tax assets of $262 million would be realized.
Under the PR Code, Doral Financial is not permitted to file consolidated tax returns and, thus, Doral Financial is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable carry forward period (7 years under the PR Code). As of December 31, 2006, net operating losses of $223.0 million were recognized at the subsidiary level that, based on the forecasted future taxable income, such subsidiaries could not utilize to offset future income. This resulted in an increase of a valuation allowance. At December 31, 2006, the deferred tax asset, net of its valuation allowance of $201.6 million, amounted to approximately $261.6 million compared to $213.2 million at December 31, 2005.
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
Reconciliation of Effective Tax Rate
The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to income before taxes. A reconciliation of the difference follows:

(Dollars in thousands)	Year ended December 31,
	2006		2005		2004
(Loss) income before income taxes	$(272,008)		$32,283		$129,303
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Tax at statutory rates	$112,883	41.5	$(13,397)	(41.5)	$(50,428)	(39.0)
Tax effect of exempt income, net of expense disallowance	17,097	6.3	42,229	130.8	48,271	37.3
Net tax benefit (expense) from capital gain transactions	—	—	706	2.2	86,807	67.1
Effect of net operating losses not used	(29,881)	(11.0)	(30,420)	(94.2)	—	—
Net change in IOs tax differential basis	70,541	25.9	—	—	—	—
Deferred tax valuation allowance	(125,923)	(46.2)	(4,440)	(13.8)	—	—
Non-tax deductible expenses	—	—	(12,311)	(38.1)	—	—
Other, net	3,390	1.2	(1,458)	(4.5)	841	0.7

Income tax benefit (provision)	$48,107	17.7	$(19,091)	(59.1)	$85,491	66.1

The components of income tax expense for the years ended December 31 are summarized below:

(In thousands)	2006	2005	2004
Current income tax expense	$(3,888)	$(17,720)	$(87,138)
Deferred income tax benefit (expense)	51,995	(1,371)	172,629

Total income tax benefit (expense)	$48,107	$(19,091)	$85,491

At December 31, the components of the net deferred tax asset were:

(In thousands)	2006	2005
Deferred income tax asset (liability) resulting from:
Deferred (income) cost for tax purposes	$(49)	$1,391
Net unrealized losses on securities	2,661	4,928
Unrealized net gains on derivative activities	(9,552)	(6,903)
Stock-based compensation	118	3,531
Differential in tax basis of IOs sold	281,820	203,784
Net operating loss carry-forward	99,221	30,420
Net deferred origination fees	2,984	17,323
Mortgage loans discount	8,348	—
Allowance for loan and lease losses	26,287	14,622
Provision for contingencies	37,050	—
MSRs impairment	3,933	6,279
Recourse obligation	3,714	7,154
Other reserves and allowances	6,729	6,384

	463,264	288,913

Valuation allowance	(201,619)	(75,696)

Net deferred tax asset	$261,645	$213,217

24. Related Party Transactions
At December 31, 2006, the Company had $5.8 million of loans outstanding to officers (including former officers who left during 2006), directors and 5% or more stockholders, of which $5.4 million are secured by mortgages on real estate. Furthermore, the Company had construction loans receivable outstanding to related parties of $14.9 million.

From time to time, Doral Financial or its subsidiaries make mortgage loans to persons who purchase homes in residential housing projects developed by entities controlled by Arturo Madero, the spouse of Zoila Levis, the former President and a former Director of Doral Financial. All such loans have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions for persons purchasing homes in projects developed by unaffiliated persons.
Doral Bank — PR and Doral Bank — NY have had, and expect to have in the future banking transactions in the ordinary course of business with directors and executive officers of Doral Financial as well as their affiliated entities. In particular, Doral Bank – PR has made construction loans to development entities controlled by Arturo Madero, the spouse of Zoila Levis, the former President and a former Director of Doral Financial. All extensions of credit to any of these persons by Doral Bank – PR or Doral Bank — NY have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. As part of a credit analysis, the Company classified as sub-standard a construction loan extended to a partnership controlled by Arturo Madero with an outstanding balance of $14.9 million and assigned a credit reserve of $5.0 million related to that loan as of December 31, 2006.
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
The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or for forward sales is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments. At December 31, 2006, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $231.8 million and $1.7 million, respectively, and commitments to sell mortgage loans amounted to approximately $230.6 million. Management believes that the Company has the ability to meet these commitments and that no loss will result from the same. Commitments to extend credit are agreements to lend to a customer as long as the conditions established in the contract are met. Commitments generally have fixed expiration dates or other termination clauses. Generally, the Company does not enter into interest rate lock agreements with borrowers.
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

Collateral for securities purchased under agreements to resell is kept by the Company under custody agreements. Collateral for securities sold under agreements to repurchase is generally kept by the counterparty.
26. Commitments and Contingencies
The Company has several non-cancelable operating leases for office facilities expiring from 2007 through 2012 and thereafter. Total minimum rental commitments for leases in effect at December 31, 2006, were as follows:

(In thousands)	Amount
2007	$7,896
2008	7,641
2009	7,120
2010	6,496
2011	5,531
2012 and thereafter	32,705

$67,389

Total rent expense for the years ended December 31, 2006, 2005 and 2004, amounted to approximately $9.6 million, $9.0 million, and $7.8 million, respectively.
Doral Financial and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of Doral Financial’s management, except as described below, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition or results of operations of Doral Financial.
Since 2005, Doral Financial became subject to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.
Lawsuits
Class Action Lawsuits. Following the announcement of the restatement, Doral Financial and certain directors and former officers and directors, were named as defendants in eighteen purported class action lawsuits filed between April 20, 2005 and June 14, 2005, alleging violations of federal securities laws. Sixteen of these actions were filed in the U.S. District Court for the Southern District of New York and two were filed in the U.S. District Court for the District of Puerto Rico. These lawsuits, brought on behalf of shareholders who purchased Doral Financial securities as early as May 15, 2000 and as late as May 26, 2005, allege primarily that the defendants engaged in securities fraud by disseminating materially false and misleading statements during the class period, failing to disclose material information concerning the valuation of the Company’s IOs, and misleading investors as to the Company’s vulnerability to interest rate increases. The two actions not initially filed in the U.S. District Court for the Southern District of New York have been transferred there by the Judicial Panel on Multi-District Litigation (“MDL Panel”) for coordinated or consolidated pretrial proceedings with the actions previously filed there before Judge Richard Owen. On February 8, 2006, Judge Owen entered an order appointing the West Virginia Investment Management Board as lead plaintiff and approving the selection of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as lead plaintiffs’ counsel. On June 22, 2006, the lead plaintiff filed a consolidated amended complaint alleging securities fraud during the period between March 15, 2000 and October 25, 2005, based on allegations similar to those noted above, as well as based on the reversal of certain transactions entered into by Doral Financial with other Puerto Rico financial institutions and on weaknesses in Doral Financial’s control environment as described in the Company’s amended annual report on Form 10-K for 2004. The consolidated amended complaint seeks unspecified compensatory damages (including interest), costs and expenses, and injunctive relief.
Shareholder Derivative Lawsuits. Certain officers and directors and former officers and directors of the Company are named as defendants in five shareholder derivative actions currently pending before Judge Owen in the U.S. District Court for the Southern District of New York. These derivative actions were filed in 2005 and 2006, and purport to bring claims on behalf of the Company based principally on allegations that Doral Financial’s former officers and directors allowed Doral Financial to use inadequate procedures and financial controls in connection with the Company’s financial statements, made misstatements to the public concerning the Company’s financial controls and financial performance and otherwise failed in their duties to the Company. These derivative lawsuits have been consolidated with the class actions during pretrial proceedings. The relief sought in these derivative actions includes contribution in respect of the securities actions, unspecified compensatory damages on behalf of Doral Financial, disgorgement of defendants’ profits and compensation, equitable and/or injunctive relief, costs and other expenses. On April 27, 2006, Judge Owen appointed Rosenbaum Capital, LLC as lead derivative plaintiff and the law firm of Federman & Sherwood as lead derivative plaintiffs’ counsel.
Other Lawsuits. On June 21, 2005, a lawsuit was filed against Doral Financial and certain of its former officers and directors in the U.S. District Court for the District of Puerto Rico. Between June 29, 2005 and August 30, 2005, plaintiff filed three amended complaints. The suit as amended concerns a divorce settlement entered by a former Chairman and chief executive officer of Doral Financial and also alleges, among other things, violations of federal securities laws, Racketeer Influenced and Corrupt Organizations (“RICO”) Act violations, as well as fraud and breach of contract under Puerto Rico law, some of which are stated in the alternative as derivative claims on behalf of Doral Financial. Plaintiff seeks an award of damages, costs, and expenses. All defendants have moved to dismiss the complaint as amended, and such motions have not been decided.
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
Settlement Agreement
On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004. The settlement is subject to notice and approval from the U.S. District Court for the Southern District of New York.
Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers will pay an aggregate of $129 million, of which insurers will pay approximately $34 million. In addition, one or more individual defendants will pay an aggregate of $1 million (in cash or Doral Financial stock). As part of the settlement, the Company also agreed to certain corporate governance enhancements.
The Company’s payment obligations under the settlement agreement are subject to the closing and funding of one or more transactions through which the Company obtains outside financing during 2007 to meet its liquidity and capital needs, including the repayment of the Company’s $625 million senior notes due on July 20, 2007, payment of the amounts due under the settlement agreement and certain other working capital and contractual needs. Either side may terminate the settlement agreement if the Company has not raised the necessary funding by September 30, 2007 or if the settlement has not been fully funded within 30 days from the receipt of such funding.
As a result of this settlement agreement, Doral Financial established a litigation reserve and recorded a charge to the Company’s full-year financial results for 2006 of $95.0 million.
The parties to the settlement agreement will seek final court approval of the settlement before the maturity of the senior notes due July 20, 2007, but no assurance can be given that it will receive final court approval by this date.
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
On September 19, 2006, Doral Financial publicly announced that the SEC had approved a final settlement with the Company, which resolved the SEC’s investigation of the Company. Under the settlement approved by the SEC, Doral Financial agreed, without admitting or denying any wrongdoing, to be enjoined from future violations of certain provisions of the securities laws. Doral Financial also agreed to pay a $25 million civil penalty and the disgorgement of $1.00 to the SEC. The staff of the SEC may request that the civil penalty be distributed to investors under a plan of distribution to be established by the SEC, as authorized under the Sarbanes-Oxley Act of 2002.
Doral Financial reserved $25 million, during 2005, in its consolidated financial statements in connection with the settlement of the SEC’s investigation of the Company. Doral Financial paid the civil penalty in February 2007.
The settlement also provides that the amounts to be paid as civil penalty shall be treated by Doral Financial as penalties paid to the government for all purposes, including tax purposes, and that Doral Financial shall not seek to be reimbursed or indemnified for such payments through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against the Company. In connection with the settlement, Doral Financial consented to the entry of a final judgment to implement the terms of the agreement. In December 2006, the United States District Court for the Southern District of New York entered the final judgment.
On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. Doral Financial is cooperating with the U.S. Attorney’s Office in this matter, including by producing documents and other information in response to the subpoena. Doral Financial cannot predict the outcome of this matter and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Doral Financial of this matter. Accordingly, no reserve has been established in the consolidated financial statements of Doral Financial.
Banking Regulatory Matters
On March 17, 2006, Doral Financial and its principal Puerto Rico banking subsidiary, Doral Bank PR, entered into consent orders with the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner. The mutually agreed upon orders require Doral Financial and Doral Bank PR to conduct reviews of their mortgage portfolios, and to submit plans regarding the maintenance of capital adequacy and liquidity. Doral Financial and Doral Bank PR have complied with these requirements. No fines or monetary penalties were assessed against Doral Financial or Doral Bank PR under the orders.
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
On August 23, 2006, Doral Bank PR entered into a Memorandum of Understanding (“MOU”) with the Office of the Commissioner and the FDIC. The MOU relates to certain weaknesses identified by the regulators with respect to Doral Bank PR’s compliance with the Bank Secrecy Act (“BSA”). Doral Bank PR was not required to pay any civil monetary penalties in connection with this MOU. An MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement of a cease and desist order.
Under the terms of the MOU, Doral Bank PR is required to correct certain violations of law, including certain violations regarding the BSA, within various timeframes. In particular, the MOU confirms the understanding that Doral Bank PR will operate with adequate management supervision and board of directors oversight on BSA related matters and will develop, adopt, and implement a system of internal controls designed to ensure full compliance with the BSA and certain other statutes, regulations, rules and/or guidelines issued or administered by the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”). The implementation of the MOU will include: revisions of Doral Bank PR’s policies, procedures and processes with respect to independent testing and training programs to ensure full compliance with the BSA and OFAC; designating a BSA and OFAC officer; amending existing policies, procedures, and processes relating to internal and external audits to review compliance with BSA and OFAC provisions as part of routine auditing; and engaging independent consultants to review account and transaction activity from September 1, 2005 through March 31, 2006 to determine compliance with suspicious activity reporting requirements and to review the effectiveness of the corrective actions taken in response to the MOU.
On October 3, 2006, Doral Financial was notified by the Federal Reserve that it no longer satisfies the financial holding company requirements for purposes of the Gramm-Leach-Bliley Act. Doral Financial has entered into an agreement with the Federal Reserve to correct certain deficiencies at Doral Bank PR within a 180-day period from receipt of the notice or such longer period as may be permitted by the Federal Reserve. Doral Financial is taking corrective actions to remain as a financial holding company and does not believe that the loss of financial holding company status would have a direct material adverse effect upon Doral Financial’s consolidated financial position or results of operations.
On October 23, 2006, Doral Bank PR entered into an MOU with the FDIC regarding certain deficiencies in Doral Bank PR’s compliance with the data reporting requirements of the Home Mortgage Disclosure Act, and weaknesses in its policies and procedures regarding compliance with the National Flood Insurance Act (as amended). Additionally, in connection with the deficiencies related to the data reporting requirements of the Home Mortgage Disclosure Act, Doral Bank PR consented to the payment of $12,000 of civil monetary penalties. Doral Bank PR also anticipates that it will be required to pay civil monetary penalties of up to approximately $125,000 to the FDIC related to the deficiencies in compliance with the National Flood Insurance Act related to deficiencies in flood insurance coverage, failure to maintain continuous flood insurance protection and failure to ensure that borrowers obtained flood insurance.
Doral Financial and Doral Bank PR have undertaken specific corrective actions to comply with the requirements of the consent orders and the MOUs, but cannot give assurances that such actions are sufficient to prevent further enforcement actions by the banking regulatory agencies. Doral Financial expects that the implementation of these corrective actions will result in additional compliance-related expenses. However, these expenses are not anticipated to have a material financial impact on the Company or Doral Bank PR.
27. Retirement and Compensation Plans
The Company maintains a profit-sharing plan with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (“the Plan”). The Plan is available to all employees of Doral Financial who have attained age 18 and complete one year of service with the Company. Participants in the Plan have the option of making pre-tax or after-tax contributions. The Company makes a matching contribution that is invested in its common stock equal to $0.50 for every dollar of pre-tax contribution made by participants to the Plan with an annual compensation exceeding $30,000, up to 3% of the participant’s basic compensation, as defined. For those participants to the Plan with an annual compensation up to $30,000, the Company makes a matching contribution that is invested in its common stock equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s basic compensation, as defined. The Company is also able to make fully discretionary profit-sharing contributions to the Plan. The Company’s expense related to its retirement plan during the years ended December 31, 2006, 2005 and 2004, amounted to approximately $794,000, $755,000, and $651,000, respectively.

The Company had unfunded deferred incentive compensation arrangements (the “Deferred Compensation”) with certain employees up to 2006. The Deferred Compensation was determined as a percentage of net income arising from the mortgage-banking activities, as defined, and was payable to participants after a five-year vesting period. The expense for the years ended December 31, 2006, 2005 and 2004, amounted to approximately $68,000, $491,000 and $430,000, respectively.
As of December 31, 2006 the Company had no defined benefit or post-employment benefit plans.
28. Capital Stock and Additional Paid-In Capital
On September 29, 2003, and October 8, 2003, the Company issued 1,200,000 shares and 180,000 shares, respectively, of its 4.75% Perpetual cumulative convertible preferred stock (the “convertible preferred stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. The convertible preferred stock ranks on parity with the Company’s 7.00% noncumulative monthly income preferred stock, Series A (the “7% preferred stock”), 8.35% noncumulative monthly income preferred stock, Series B (the “8.35% preferred stock”) and 7.25% noncumulative monthly income preferred stock, Series C (the “7.25% preferred stock”), with respect to dividend rights and rights upon liquidation, winding up or dissolution (see description below). The net proceeds of the Company after the underwriting discounts and expenses were approximately $336.5 million. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. As of December 31, 2005, there were 1,380,000 shares issued and outstanding. During 2006, the Company paid dividends of $11.875 per share (an aggregate of $16.4 million) on the convertible preferred stock. Refer to Note 31 for additional information regarding specific conditions for the convertible preferred stock.
During the second quarter of 2002, the Company issued 4,140,000 shares of its 7.25% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2006, there were 4,140,000 shares issued and outstanding. During 2006, the Company paid dividends of $1.8125 per share (an aggregate of $7.5 million) on the 7.25% preferred stock. The 7.25% preferred stock may be redeemed at the option of the Company beginning on May 31, 2007, at varying redemption prices starting at $25.50 per share. The net proceeds to the Company after the underwriting discounts and expenses were approximately $100 million.
On August 31, 2000, the Company issued 2,000,000 shares of its 8.35% preferred stock at a price of $25 per share, its liquidation preference. As of December 31, 2004, there were 2,000,000 shares issued and outstanding. During 2006, the Company paid dividends of $2.0875 per share (an aggregate of $4.2 million) on the 8.35% preferred stock. The 8.35% preferred stock may be redeemed at the option of the Company beginning on September 30, 2005, at varying redemption prices that start at $25.50 per share.
On February 22, 1999, the Company issued 1,495,000 shares of its 7% preferred stock at a price of $50 per share, its liquidation preference. As of December 31, 2006, there were 1,495,000 shares issued and outstanding. During 2006, the Company paid dividends of $3.50 per share (an aggregate of $5.2 million) on the 7% preferred stock. The 7% preferred stock may be redeemed at the option of the Company beginning February 28, 2004, at varying redemption prices that start at $51.00 per share.
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

The ability of the Company to pay dividends in the future is limited by the consent orders entered into with the Federal Banking Regulators and by various restrictive covenants contained in the debt agreements of the Company, the earnings, cash position and capital needs of the Company, general business conditions and other factors deemed relevant by the Company’s Board of Directors.
Current regulations limit the amount in dividends that Doral Bank–PR and Doral Bank–NY may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank–PR or Doral Bank–NY to fall below the regulatory capital requirements. In addition, the Federal Reserve Board has issued a policy statement that provides that insured banks and financial holding companies should generally pay dividends only out of current operating earnings. See Note 26, for additional information regarding restrictions to pay dividends as a result of consent orders entered by the Company with the Board of Governors of the Federal Reserve System, the FDIC and the CFI.
The Company has never received any dividend payment from its U.S. subsidiaries. Any such dividend paid from a U.S. subsidiary to the Company would be subject to a 10% withholding tax based on the provisions of the U.S. Internal Revenue Code.
29. Stock Option Plans
Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), without a material effect on the Consolidated Financial Statements of the Company, since in 2003 Doral Financial commenced expensing the fair value of stock options granted to employees using the “modified prospective” method described in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. SFAS 123R requires the Company to estimate the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its forfeiture rates during 2006.
Effective April 21, 2004, the Company adopted the Doral Financial Corporation Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents, as well as cash and equity-based performance awards. This plan allows the issuance of up to 4,000,000 shares of common stock subject to adjustments for stock splits, reorganization and other similar events (as described below), to any employee, including officers and directors who are also employees of the Company, and 2,025,000 remained available for issuance at December 31, 2006. The Compensation Committee has full authority and absolute discretion to determine those eligible to receive awards and to establish the terms and conditions of any awards; however, the Omnibus Plan has various limits and vesting restrictions that apply to individual and aggregate awards. In case of a stock split, reorganization, merger or other similar event affecting the common stock, the Compensation Committee, in its discretion, shall adjust appropriately (a) the aggregate number of shares of common stock available for awards, (b) the aggregate limitations on the number of shares that may be awarded as a particular type of award or that may be awarded to any particular participant in any particular period, and (c) the aggregate number of shares subject to outstanding awards and the respective exercise prices or base prices applicable to outstanding awards.
During 2006, the Company’s Compensation Committee awarded 1,625,000 stock options, with a weighted average grant date fair value of $2.69 per share, and 250,000 shares of restricted stock, of which 200,000 had a grant date fair value of $6.93 per share and 50,000 had a grant date fair value of $10.79 per share. Of the stock options awarded, 1,365,000 vest ratably on an annual basis over a four-year period and 260,000 vest ratably on an annual basis over a one-and-a-half-year period. Of the restricted stock awarded, 200,000 vest ratably on an annual basis over a four-year period, while 50,000, scheduled to vest ratably on an annual basis over a five-year period, were forfeit following the resignation of the Company’s former Chief Financial Officer in October 2006.
During 2005, the Company’s Compensation Committee awarded 100,000 stock options, with a grant date fair value of $2.95, to the Company’s former interim Chief Executive Officer. The stock options awarded vested fully on June 30, 2006 following the recruitment by the Company of a permanent Chief Executive Officer.
Prior to the Omnibus Plan, from April 16, 1997, to April 20, 2004, the Company offered an employee stock option plan (the “Old Plan”). This plan, as amended in 2001, allowed for the granting of up to 6,750,000 purchase options on shares of the Company’s common stock to employees, including officers and directors who are also employees of the Company. All options awarded under the Old Plan were issued at market value at the date of the grant, for terms of ten years and vest ratably on an annual basis over a two-year period from the grant date. During 2006 1,410,000 of vested stock options expired following the departure of several executives and at December 31, 2006, only 22,050 stock options remained outstanding under the Old Plan.
Stock-based compensation recognized for 2006, 2005 and 2004 is as follows:

(Dollars in thousands)	2006	2005	2004

Stock-based compensation recognized	$872	$8,118	$9,709
Stock-based compensation reversed due to pre-vesting forfeitures	(63)	(4,246)	—

Stock-based compensation recognized, net	$809	$3,872	$9,709

Unrecognized at December 31	$4,373	$221	$8,044

For 2006 the Company assumed forfeiture rates of 5% for senior executives and 20% for other employees. Changes in stock options for 2006, 2005 and 2004 are as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	2,306,414	$14.84	5,527,538	$16.08	3,972,488	$9.97
Granted	1,625,000	6.04	100,000	12.76	1,560,000	31.60
Exercised	(18,000)	5.28	(21,374)	5.59	(4,950)	6.76
Purchased	—	—	(6,750)	15.57	—	—
Post-vesting cancellations	(2,166,364)	15.11	(2,758,000)	14.08	—	—
Pre-vesting forfeitures	(52,000)	5.26	(535,000)	31.51	—	—

End of year	1,695,050	$6.45	2,306,414	$14.84	5,527,538	$16.08

The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

			Weighted-Average
Exercise	Outstanding	Vested	Contract Life
Price	Options	Options	(years)
$3.04	25,000	—	9.97
$3.17	25,000	—	9.95
$4.04	25,000	—	9.92
$4.19	25,000	—	9.91
$4.59	25,000	—	9.83
$5.23	300,000	—	9.67
$5.26	208,000	—	9.63
$5.28	16,875	16,875	3.28
$5.51	85,000	—	9.79
$5.54	50,000	—	9.80
$6.03	25,000	—	9.77
$6.44	275,000	—	9.75
$6.45	60,000	—	9.75
$6.75	25,000	—	9.74
$6.76	5,175	5,175	1.25
$6.81	20,000	—	9.75
$7.60	400,000	—	9.41
$12.76	100,000	100,000	8.76

$6.45	1,695,050	122,050	9.51

Changes in non-vested shares for 2006 are as follows:

	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
Non-vested Shares	Shares	Fair Value	Shares	Fair Value

Non-vested at December 31, 2005	107,500	$3.61	—	$—
Granted	1,625,000	2.69	250,000	7.70
Vested	(107,500)	3.61	—	—
Pre-vesting forfeitures	(52,000)	1.57	(50,000)	10.79

Non-vested at December 31, 2006	1,573,000	$2.72	200,000	$6.93

The fair value of the options granted in 2006 was estimated using the Binomial Tree option-pricing model with the following weighted average assumptions:

	2006	2005

Stock price at grant date and exercise price	$6.04	$12.76
Stock option estimated fair value	$2.69	$2.95
Expected stock option term (years)	5.7	4.8
Expected volatility	39%	38%
Expected dividend yield	0%	5.76%
Risk-free interest rate	4.81%	4.28%
Expected volatility is based on the historical volatility of the Company’s common stock over a ten-year period. The Company uses empirical research date to estimate options exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on management’s expectation that the Company will not resume dividend payments on its Common Stock for the foreseeable future.

The total intrinsic value of options exercised for the year ended December 31, 2006 and 2005 was approximately $27,760 and $620,724, respectively. Cash proceeds from options exercised during 2006 and 2005 amounted to approximately $95,000 and $119,495, respectively.
30. Supplemental Income Statement Information
Employee costs and other expenses are shown in the Consolidated Statements of Income net of direct loan origination costs which, pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), are capitalized as part of the carrying cost of mortgage loans and are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans receivable.
Set forth below is a reconciliation of the application of SFAS 91 to employee costs and other expenses:

	Year ended December 31,
(In thousands)	2006	2005	2004
Employee costs, gross	$122,462	$131,861	$129,439
Deferred costs pursuant to SFAS No. 91	(27,219)	(41,064)	(39,155)

Employee cost, net	$95,243	$90,797	$90,284

Other expenses, gross	$33,145	$37,310	$33,219
Deferred costs pursuant to SFAS No. 91	(3,756)	(8,318)	(6,279)

Other expenses, net	$29,389	$28,992	$26,940

As of December 31, 2006, the Company had a net deferred origination fee on mortgage loans held for sale and loans receivable amounting to $5.2 million (2005 – $30.8 million) and $8.7 million (2005 - $15.7 million), respectively.
31. Earnings per Share
The reconciliation of the numerator and denominator of the basic and diluted earnings per share, follows:

	Year ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
Net Income:
Net Income	$(223,901)	$13,192	$214,794
Convertible preferred stock dividends	(16,388)	(16,387)	(16,387)
Nonconvertible preferred stock dividends	(16,911)	(16,912)	(16,912)

Net (loss) income attributable to common stock	$(257,200)	$(20,107)	$181,495

Weighted-Average Shares:
Basic weighted-average number of common shares outstanding	107,941,135	107,927,037	107,907,699
Incremental shares issuable upon exercise of stock options	—	—	3,162,349

Diluted weighted-average number of common shares outstanding	107,941,135	107,927,037	111,070,048

Net (loss) Income per Common Share:
Basic	$(2.38)	$(0.19)	$1.68

Diluted	$(2.38)	$(0.19)	$1.63

For the years ended December 31, 2006, 2005 and 2004, there were 1,380,000 shares of the Company’s 4.75% Perpetual cumulative convertible preferred stock issued in the second half of 2003 that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive, except for the computation of diluted earnings per share for the fourth quarter of 2004. Each share of convertible preferred stock is currently convertible into 6.2856 shares of common stock, subject to adjustment under specific conditions. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $39.77, or $47.72); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.
For the years ended December 31, 2006 and 2005 stock options and restricted stocks to purchase 1,895,050 and 2,306,414, respectively, shares of common stock were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the year ended December 31, 2004, all stock options outstanding were included in the computation of weighted-average outstanding shares.
32. Disclosures about Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments as of December 31, 2006 and 2005, is made by the Company using available market information and appropriate valuation methods. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	2006		2005
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$227,127	$227,127	$192,141	$192,141
Money market investments	918,734	918,734	1,354,361	1,354,361
Securities held for trading	183,805	183,805	388,676	388,676
Securities available for sale	2,408,686	2,408,686	4,631,573	4,631,573
Securities held to maturity	2,082,937	2,001,352	2,099,694	2,051,451
Mortgage loans held for sale(1)	1,769,090	1,786,728	5,322,195	5,367,648
Loans receivable	3,389,937	3,355,735	2,477,960	2,415,125
Servicing assets	176,367	179,960	150,576	163,651

Financial liabilities:
Deposits	$4,250,760	$4,232,210	$4,237,269	$4,209,361
Securities sold under agreements to repurchase	3,899,365	3,860,723	6,054,598	6,034,531
Advances from FHLB	1,034,500	1,032,734	969,500	966,197
Loans payable	444,443	384,831	3,578,230	3,401,382
Notes payable(2)	923,913	864,394	965,621	954,941

(1)	Includes $100.3 million and $74.0 million for 2006 and 2005, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option (See Note 2).

(2)	For 2006, the difference between the carrying amount and the fair value was principally impacted by the lower market rate of its $625 million floating rate senior notes.
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
Loans receivable: valued on the basis of estimated future principal and interest cash flows, discounted at rates commensurate with the loan characteristics. The same methodology described above was used to forecast prepayments. Future cash flows for homogeneous categories of loans, such as residential mortgage loans, are estimated on a portfolio basis and discounted at current rates offered for loans with similar characteristics.
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

The following tables summarize the derivative open positions and transactions, for the year:

									Realized and
	Notional Amount, gross(1)		Notional Amount, net(1)			Fair Value, net(2)			Unrealized
	At December 31,		At December 31,			At December 31,			Net gains
(In thousands)	Long	Short	Long		Short	Long		Short	(losses)
2006
Options on futures	$—	$—	$		$—	$		$—	$(2,030)
Options on Eurodollars	—	—		—	—		—	—	—
Forward contracts	231,413	700,000		231,413	700,000		1,790	3,316	3,056
Options on bonds and mortgage-backed securities	—	—		—	—		—	—	—
Futures on U.S. Treasury bonds and notes	—	—		—	—		—	—	—
Futures on Eurodollars	—	—		—	—		—	—	—
Interest rate swaps	1,700,000	—		1,700,000	—		22,176	—	13,429
Interest rate caps and collars	—	—		—	—		—	—	—
Other derivatives	2,500,000	—		2,500,000	—		—	(1,000)	1,500

	$4,431,413	$700,000		$4,431,413	$700,000		$23,966	$2,316	$15,955

2005
Options on futures	$12,600,000	$—		$12,600,000	$—		$1,969	$—	$(32,292)
Options on Eurodollars	—	—		—	—		—	—	3,724
Forward contracts	—	—		—	—		—	—	(7,651)
Options on bonds and mortgage-backed securities	—	250,000		—	250,000		—	(1,123)	7,728
Futures on U.S. Treasury bonds and notes	—	—		—	—		—	—	2,924
Futures on Eurodollars	—	—		—	—		—	—	13,690
Interest rate swaps	1,700,000	—		1,700,000	—		24,395	—	16,684
Interest rate caps and collars	—	—		—	—		—	—	(4,475)

	$14,300,000	$250,000		$14,300,000	$250,000		$26,364	$(1,123)	$332

(1)	Notional amount indicates the balances on which payments are being determined and does not represent the Company’s exposure to counterparties’ credit risk.

(2)	Fair values presented above are classified by instrument type netted by counterparty. Thus, fair values are not netted by counterparty across instrument type as required to measure counterparty credit risk exposure. The amount of derivatives assets, at fair value netted by counterparty, included in “Trading Securities” amounted to $27.3 million and $25.2 million, as of December 31, 2006 and 2005, respectively.
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

The Company has entered into interest rate swap agreements to manage its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal obligation. Non-performance by the counterparty exposes Doral Financial to interest rate risk. The following table summarizes the Company’s interest rate swaps outstanding at December 31, 2006. The interest rate to be received on the swap agreements is 100% of the 3-month LIBOR.

INTEREST RATE SWAPS
(DOLLARS IN THOUSANDS)
			INTEREST	INTEREST
NOTIONAL	MATURITY		RATE	RATE	FAIR
AMOUNT	DATE	PURPOSE	RECEIVED	PAID	VALUE

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.375%	4.430%	$3,362

$550,000	August, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.373%	4.443%	$3,342

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.353%	3.688%	$1,181

$100,000	September, 2007	To fix the cost of short-term funding sources in a rising interest rate environment	5.356%	3.655%	$1,208

$200,000	November, 2009	To protect the spread of the variable IOs	5.375%	3.773%	$7,054

$200,000	November, 2009	To protect the spread of the variable IOs	5.375%	3.975%	$6,029

These swaps were not designated as hedges in accordance with SFAS 133, and, therefore, changes in fair value are recorded in current operations as part of net gain (loss) on securities held for trading in the Consolidated Financial Statements of Income.
34. Segment Information
The Company operates in four reportable segments identified by line of business: mortgage banking activities, banking (including thrift operations), institutional securities operations and insurance agency activities. Management made this determination based on operating decisions particular to each business line and because each one targets different customers and requires different strategies. The majority of the Company’s operations are conducted in Puerto Rico. The Company also operates in the mainland United States, principally in the New York City metropolitan area. Investment activities by Doral Bank–PR and by Doral Financial at the parent company level through their respective international banking entities are included within the banking and mortgage banking segments, respectively. During 2004, the Company phased out the operation of its international banking entity organized as a division at the parent company level.
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

(In thousands)	2006	2005	2004
Net interest income
Reportable segments:
Mortgage banking	$3,516	$82,871	$138,222
Banking	192,873	191,170	181,101
Institutional securities	587	2,298	3,439
Insurance agency	—	2,001	5,269
Intersegment eliminations(1)	4,414	2,257	9,592

Consolidated net interest income	$201,390	$280,597	$337,623

Non-interest income (loss)
Reportable segments:
Mortgage banking	$(40,071)	$28,327	$(108,784)
Banking	(9,081)	56,784	116,854
Institutional securities	(315)	2,200	4,394
Insurance agency	9,135	12,153	10,603
Intersegment eliminations(1)	(18,895)	(36,916)	(6,889)

Consolidated non-interest income	$(59,227)	$62,548	$16,178

Net income (loss)
Reportable segments:
Mortgage banking	$(237,999)	$(62,787)	$30,461
Banking	22,396	96,968	165,521
Institutional securities	(308)	2,068	4,366
Insurance agency	4,152	8,393	10,932
Intersegment eliminations(1)	(12,142)	(31,450)	3,514

Consolidated net income	$(223,901)	$13,192	$214,794

Identifiable assets
Reportable segments:
Mortgage banking	$2,356,997	$5,914,162	$6,089,814
Banking	9,817,814	11,557,952	11,726,001
Institutional securities	2,066	52,579	155,839
Insurance agency	23,072	15,999	93,460
Intersegment eliminations(1)	(343,525)	(241,943)	(225,738)

Consolidated total identifiable assets	$11,856,424	$17,298,749	$17,839,376

(1)	For purposes of the intersegment eliminations in the above table, income includes servicing fees paid by the banking subsidiaries to the parent company recognized as a reduction of net interest income, direct intersegment loan origination costs amortized and other income derived from intercompany transactions, related principally to fees and commissions paid to the Company’s institutional securities subsidiary and rental income paid to Doral Properties, the Company’s subsidiary that owns the Corporate headquarters facilities. Assets include internal funding and investments in subsidiaries accounted for at cost.

\

     The breakdown of non-interest income for the mortgage banking and risk management and banking segments, for the periods presented, follows:

(In thousands)	2006	2005	2004
Mortgage Banking
Non-interest income:
Net gain (loss) on mortgage loan sales and fees	$(23,091)	$15,186	$(41,823)
Investment activities (loss)	(47,339)	(42,348)	(75,125)
Net gain on extinguishment	6,154	2,000	—
Servicing income	11,557	19,347	3,967
Commissions, fees and other income	12,648	34,142	4,197

Total mortgage banking non-interest income	$(40,071)	$28,327	$(108,784)

Banking
Non-interest income:
Net gain on mortgage loan sales and fees	$(9,281)	$36,336	$127,884
Investment activities (loss) income	(14,582)	(2,050)	(28,387)
Net loss on extinguishment	(10,311)	—	—
Servicing income (loss)	282	27	214
Commissions, fees and other income	24,811	22,471	17,143

Total banking non-interest income	$(9,081)	$56,784	$116,854

The following table summarizes the financial results for the Company’s Puerto Rico and mainland U.S. operations.

(In thousands)	2006	2005	2004
Net interest income
Reportable operations:
Puerto Rico	$178,344	$261,009	$323,675
Mainland U.S.	22,924	19,366	13,814
Interoperation eliminations	122	222	134

Consolidated net interest income	$201,390	$280,597	$337,623

Non-interest income
Reportable operations:
Puerto Rico	$(60,240)	$62,578	$14,760
Mainland U.S.	1,446	471	1,644
Interoperation eliminations	(433)	(501)	(226)

Consolidated non-interest income	$(59,227)	$62,548	$16,178

Net income
Reportable operations:
Puerto Rico	$(228,698)	$10,398	$212,795
Mainland U.S.	4,796	2,769	1,830
Interoperation eliminations	1	25	169

Consolidated net income (1)	$(223,901)	$13,192	$214,794

Identifiable assets
Reportable operations:
Puerto Rico	$11,297,203	$16,724,839	$17,323,640
Mainland U.S.	656,646	677,647	569,935
Interoperation eliminations	(97,425)	(103,737)	(54,199)

Consolidated total identifiable assets	$11,856,424	$17,298,749	$17,839,376

(1)	Net of an income tax benefit of $51.5 million for 2006, income tax expense of $16.8 million for 2005 and income tax benefit of $86.9 million for 2004 related to Puerto Rico operations. For the year ended December 31, 2006, 2005 and 2004, the provision for income taxes for the Company’s U.S. subsidiaries amounted to $3.4 million, $2.3 million and $1.4 million, respectively.

35. Quarterly Results of Operations (Unaudited)
Financial data showing results for each of the quarters in 2006, 2005 and 2004 are presented below. These results are unaudited. In the opinion of management all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement have been included:

(In thousands, except per share data)	1st	2nd	3rd	4th
2006
Interest income	$233,439	$222,676	$187,295	$178,485
Net interest income	58,616	55,443	44,148	43,183
Provision for loan and lease losses	5,173	5,872	10,126	18,658
Non-interest (loss) income	(9,693)	(21,470)	(1,519)	(26,545)
(Loss) income before income taxes	(22,024)	(40,720)	(27,815)	(181,449)
Net income (loss)	17,093	(50,925)	(28,654)	(161,415)
Net income (loss) attributable to common shareholders	8,768	(59,250)	(36,978)	(169,740)
Earnings (loss) per common share – Basic	0.08	(0.55)	(0.34)	(1.57)
Earnings (loss) per common share – Diluted	0.08	(0.55)	(0.34)	(1.57)

2005
Interest income	$215,529	$238,470	$248,520	$245,260
Net interest income	75,053	76,341	66,553	62,650
Provision for loan and lease losses	4,047	3,658	9,370	5,294
Non-interest income (loss)	35,014	(34,553)	79,011	(16,924)
Income (loss) before income taxes	49,613	(27,505)	65,918	(55,743)
Net income (loss)	39,229	(22,787)	40,929	(44,179)
Net income (loss) attributable to common shareholders	30,904	(31,112)	32,605	(52,504)
Earnings (loss) per common share – Basic	0.29	(0.29)	0.30	(0.49)
Earnings (loss) per common share – Diluted	0.28	(0.29)	0.30	(0.49)

2004
Interest income	$159,867	$172,803	$187,785	$202,254
Net interest income	77,516	84,956	90,664	84,487
Provision (recovery) for loan and lease losses	1,769	3,481	5,344	(210)
Non-interest income (loss)	1,627	10,988	(4,130)	7,693
Income before income taxes	31,208	39,971	26,500	31,624
Net income	34,953	29,606	24,083	126,152
Net income attributable to common shareholders	26,628	21,281	15,759	117,827
Earnings per common share – Basic	0.25	0.20	0.14	1.09
Earnings per common share – Diluted	0.24	0.19	0.14	1.02

36. Doral Financial Corporation (Holding Company Only) Financial Information
The following condensed financial information presents the financial position of the holding company only as of December 31, 2006 and 2005, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006.

Doral Financial Corporation
(Parent Company Only)
Statements of Financial Condition	As of December 31,
(In thousands)	2006	2005
Assets:

Cash and cash equivalents	$164,781	$470,497

Investment securities:
Trading securities, at fair value	118,166	226,214
Securities available for sale, at fair value	46,841	1,262
Securities held to maturity, at amortized cost	117,980	119,886

Total investment securities	282,987	347,362

Mortgage loans held for sale, at lower of cost or market	722,778	4,106,315
Loans receivable, net	254,492	58,917
Servicing assets, net	176,018	150,384
Premises and equipment, net	11,067	15,297
Other assets	267,493	186,840
Investments in subsidiaries, at equity	950,745	1,013,824

Total assets	$2,830,361	$6,349,436

Liabilities and Stockholders’ Equity:

Securities sold under agreements to repurchase	$252,941	$410,054
Loans payable	444,443	3,578,230
Notes payable(1)	874,318	915,266
Accounts payable and other liabilities	355,255	296,077
Stockholders’ equity	903,404	1,149,809

Total liabilities and stockholders’ equity	$2,830,361	$6,349,436

(1)	Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 (See Note 2).

Doral Financial Corporation
(Parent Company Only)
Statements of Income	For the year ended December 31,
(In thousands)	2006	2005	2004
Income:
Dividends from subsidiaries	$7,889	$46,002	$—
Interest income	190,609	366,073	287,237
Net loss on mortgage loan sales and fees	(17,031)	(4,317)	(75,117)
Net (loss) gain on securities held for trading	(26,904)	4,863	(65,989)
Net loss on sale of investment securities	—	(40,551)	(7,431)
Net gain on extinguishment	6,154	—	—
Servicing income, net of amortization and impairment	11,556	19,348	3,966
Other income	3,356	2,045	2,144

Total income	175,629	393,463	144,810

Expenses:
Interest expense	193,121	293,478	156,371
Loan servicing, administrative and general expenses	224,523	124,428	76,543
Provision (recovery) for loan losses	1,625	(37)	1,203

Total expenses	419,269	417,869	234,117

(Loss) gain before income taxes and equity in earnings of subsidiaries	(243,640)	(24,406)	(89,307)

Income tax benefit (expense)	93,951	(10,541)	(20,305)

Equity in undistributed (loss) earnings of subsidiaries	(74,212)	48,139	324,406

Net (loss) income	$(223,901)	$13,192	$214,794

Doral Financial Corporation
(Parent Company Only)
Statements of Cash Flows	Year ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(223,901)	$13,192	$214,794

Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	66,323	(94,141)	(324,406)
Loss on sale of securities	8,435	28,049	3,971
Depreciation and amortization	3,877	2,042	1,133
Amortization and impairment of servicing assets	35,754	22,799	37,208
(Recovery) provision for losses on loans and real estate held for sale	1,625	(37)	1,203
Stock-based compensation recognized	809	3,872	9,709
Deferred tax provision (benefit)	(93,951)	9,002	(35,433)
Originations and purchases of mortgage loans held for sale	(1,153,767)	(2,653,813)	(3,968,341)
Principal repayments and sales of mortgage loans held for sale	4,252,438	2,274,288	1,425,178
Decrease in trading securities	99,613	39,350	941,737
Decrease in servicing assets, prepaid expenses and other assets	21,292	52,470	58,775
Increase in accounts payable and other liabilities	59,180	120,351	32,312

Total adjustments	3,301,628	(195,768)	(1,816,954)

Net cash provided by (used in) operating activities	3,077,727	(182,576)	(1,602,160)

Cash flows from investing activities:
Principal repayments and maturities of securities held to maturity	1,906	11,273	54,178
Purchases of securities available for sale	(46,023)	(2,132,833)	(2,720,443)
Principal repayments and sales of securities available for sale	193	2,433,954	3,249,223
Origination of loans receivable	(3,147)	(14,582)	(64,280)
Principal repayment of loans receivable	29,634	26,639	74,727
Additions to premises and equipment	—	(7,817)	(4,397)
Purchase of servicing assets	(209)	(4,421)	(4,505)
Dividends received from subsidiaries	7,889	46,002	—

Net cash (used in) provided by investing activities	(9,757)	358,215	584,503

Cash flows from financing activities:
Decrease in securities sold under agreements to repurchase	(157,113)	(285,824)	(338,075)
(Decrease) increase in loans payable	(3,092,141)	89,779	1,464,443
(Decrease) increase in notes payable	(82,594)	(129,646)	535,274
Issuance of common stock, net	95	119	33
Dividends paid	(41,933)	(100,213)	(98,043)

Net cash (used in) provided by financing activities	(3,373,686)	(425,785)	1,563,632

Net (decrease) increase in cash and cash equivalents	(305,716)	(250,146)	545,975
Cash and cash equivalents at beginning of year	470,497	720,643	174,668

Cash and cash equivalents at the end of year	$164,781	$470,497	$720,643

During 2006, the parent company received dividends of $7.9 million from Doral Securities.
As a state non-member bank, Doral Bank — PR’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank –PR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels described in Note 4, above. See Note 26, for additional information regarding restrictions to pay dividends as a result of consent orders entered by the Company with the Board of Governors of the Federal Reserve System, the FDIC and the CFI.
Savings banks, such as Doral Bank — NY, that meet all applicable capital requirements may make distributions in an amount equal to the sum of (i) the current year’s net income, and (ii) the retained net income from the preceding two years, without an application to the OTS. See Note 26, for additional information regarding restrictions to pay dividends.
37. Subsequent Events
General
Recapitalization Process. Doral Financial will need significant outside financing during 2007, principally for the payment of its $625 million floating rate senior notes that mature on July 20, 2007 and of amounts required under the settlement agreement dated April 27, 2007 in respect of the consolidated securities class action and shareholder derivative litigation brought against the Company following the announcement of the restatement of its financial statements in 2005. The Company currently estimates that these external funding needs for 2007 will range between approximately $700 million and $800 million (without considering the distribution of any proceeds from the sale of Doral Bank NY’s branches).
Doral Financial is in active negotiations with a private equity firm (the “lead sponsor”) regarding a substantial investment in the Company by a new bank holding company. The new holding company would be capitalized by a number of private equity and other sophisticated financial investors, and their investment would take into account the various ownership restrictions imposed by banking regulations. The lead sponsor is actively engaged in discussions with a number of potential investors to raise the contemplated capital for the new holding company to invest in Doral.
Based on its discussions to date, the Company believes that the proposed transaction, if executed, would be accomplished predominantly through the issuance of new equity securities at a discount to market price and would result in very significant dilution to the Company’s existing shareholders. If the Company is successful in entering into the proposed transaction and it is consummated on a timely basis, the Company believes that the proposed transaction would adequately satisfy its capital and liquidity needs. However, the Company cannot provide assurances that it will ultimately be able to enter into an agreement with respect to the proposed transaction.
Sale of New York Branches. On March 15, 2007, Doral Bank NY, Doral Financial’s wholly owned New York City-based thrift subsidiary, entered into a definitive purchase and assumption agreement with New York Commercial Bank, the commercial bank subsidiary of New York Community Bancorp, pursuant to which New York Commercial Bank agreed to acquire Doral Bank NY’s 11 existing branches in the New York City metropolitan area. The sale of the New York branches will allow Doral Financial to focus its efforts on its well-capitalized, core Puerto Rico banking operations and is expected to improve the holding company’s liquidity. Doral Financial will retain Doral Bank NY’s federal thrift charter and initially intends to maintain an internet-based deposit gathering operation as it evaluates other possible strategic business opportunities on the U.S. mainland.
Pursuant to the terms of the agreement, New York Commercial Bank will assume certain of Doral Bank NY’s assets and liabilities, including deposits of approximately $370 million. The purchase price for the transaction will be equal to the difference between the value of the assets sold and the liabilities assumed as of the closing date, plus a deposit premium of approximately 4% of the deposits assumed as of the closing date. The transaction is expected to result in a pre-tax profit to Doral Bank NY of approximately $10 million. Following the consummation of the transaction, Doral Financial intends to request the authorization of the Office of Thrift Supervision to distribute a substantial portion of Doral Bank NY’s capital to Doral Financial. Doral Bank NY is organized under a federal thrift charter and operates independently of Doral Bank PR, Doral Financial’s principal banking subsidiary. Doral Financial recorded a deferred tax liability representing the expected tax on the retained earnings it intends to repatriate from this subsidiary following the closing of the sale.
The transaction, which is subject to regulatory approval and other customary conditions, is expected to be completed in the third quarter of 2007.
Settlement of Class Action and Shareholder Derivative Lawsuits. On April 27, 2007, Doral Financial entered into an agreement to settle all claims in the consolidated securities class action and shareholder derivative litigation filed against the Company following the announcement in April 2005 of the need to restate its financial statements for the period of 2000 to 2004. The settlement is subject to notice and approval from the U.S. District Court for the Southern District of New York.

Under the terms of the settlement agreement and a concurrent agreement entered into by insurers to the Company and its current and former directors and officers, the Company and insurers will pay an aggregate of $129 million, of which insurers will pay approximately $34 million. In addition, one or more individual defendants will pay an aggregate of $1 million (in cash or Doral Financial stock valued as of the close of market on April 24, 2007). As part of the settlement, the Company also agreed to certain corporate governance enhancements.
The Company’s payment obligations under the settlement agreement are subject to the closing and funding of one or more transactions through which the Company obtains outside financing during 2007 to meet its liquidity and capital needs, including the repayment of the Company’s $625 million senior notes due on July 20, 2007, payment of the amounts due under the settlement agreement and certain other working capital and contractual needs. Either side may terminate the settlement agreement if the Company has not raised the necessary funding by September 30, 2007 or if the settlement has not been fully funded within 30 days from the receipt of such funding.
As a result of this settlement agreement, Doral Financial established a litigation reserve and recorded a charge to the Company’s full-year financial results for 2006 of $95.0 million.
The parties to the settlement agreement will seek final court approval of the settlement before the maturity of the senior notes due July 20, 2007, but no assurance can be given that it will receive final court approval by this date.